Form 10-Q
period 1993-12-31
APPLE COMPUTER INC
filed 1994-01-26
CIK 320193

___________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    Form 10-Q

          (Mark One)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended December 31, 1993 or

          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from __________ to __________

                         Commission file number 0-10030

                              APPLE COMPUTER, INC.
             (Exact name of Registrant as specified in its charter)


              CALIFORNIA                                94-2404110
 ----------------------------------------  ------------------------------------
   [State or other jurisdiction            [I.R.S. Employer Identification No.]
   ofincorporation or organization]


         20525 Mariani Avenue
         Cupertino, California                             95014
 ----------------------------------------  ------------------------------------
 [Address of principal executive offices]               [Zip Code]

      Registrant's telephone number, including area code:  (408)  996-1010

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  [X]  No  [ ]



117,242,991 shares of Common Stock Issued and Outstanding as of
                                 January 21, 1994

   ___________________________________________________________________________

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements



                              APPLE COMPUTER, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In thousands, except per share amounts)


                                                 THREE MONTHS ENDED

                                            December 31,    December 25,
                                                  1993            1992
Net sales                                   $ 2,468,854     $ 2,000,292

Costs and expenses:

  Cost of sales                               1,876,830       1,189,367
  Research and development                      152,612         160,282
  Selling, general and administrative           374,705         409,858

                                              2,404,147       1,759,507

Operating income                                 64,707         240,785
Interest and other income (expense), net          (163)          19,442

Income before income taxes                       64,544         260,227
Provision for income taxes                       24,526          98,886

Net income                                   $   40,018     $   161,341

Earnings per common and
 common equivalent share                     $      .34     $      1.33

Cash dividends paid per
  common share                               $      .12     $       .12

Common and common equivalent
  shares used in the calculation
  of earnings per share                         116,956         121,156


                             See accompanying notes.

                              APPLE COMPUTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)


                                              December 31,    September 24,
                                                     1993             1993
                                               (Unaudited)

Current assets:

  Cash and cash equivalents                    $   972,388    $   676,413
  Short-term investments                           150,387        215,890
  Accounts receivable, net of allowance for
  doubtful accounts of $87,942 ($83,776 at
  September 24, 1993)                            1,247,954      1,381,946
  Inventories:
   Purchased parts                                 391,118        504,201
   Work in process                                 214,504        284,440
   Finished goods                                  733,015        717,997
                                                 1,338,637      1,506,638

  Prepaid income taxes                             279,198        268,085
  Other current assets                             219,443        289,383

   Total current assets                          4,208,007      4,338,355

Property, plant, and equipment:

  Land and buildings                               411,061        404,688
  Machinery and equipment                          566,228        578,272
  Office furniture and equipment                   162,088        167,905
  Leasehold improvements                           233,745        261,792
                                                 1,373,122      1,412,657

  Accumulated depreciation and amortization      (730,786)      (753,111)

   Net property, plant, and equipment              642,336        659,546

Other assets                                       192,097        173,511

                                               $ 5,042,440    $ 5,171,412

                             See accompanying notes.

                              APPLE COMPUTER, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                              December 31,    September24,
                                                     1993            1993
                                               (Unaudited)
Current liabilities:

  Notes payable                                $   752,257   $   823,182
  Accounts payable                                 739,599       742,622
  Accrued compensation and employee benefits       121,344       144,779
  Income taxes payable                               2,886        23,658
  Accrued marketing and distribution               154,868       174,547
  Accrued restructuring costs                      251,539       307,932
  Other current liabilities                        305,668       298,482

   Total current liabilities                     2,328,161     2,515,202

Deferred income taxes                              661,020       629,832

Shareholders' equity:

Common stock, no par value; 320,000,000
  shares authorized; 116,495,476  shares
  issued and outstanding at December 31, 1993
  (116,147,035 shares at September 24, 1993)       211,108       203,613
Retained earnings                                1,868,660     1,842,600
Accumulated translation adjustment                (26,509)      (19,835)


   Total shareholders' equity                    2,053,259     2,026,378

                                               $ 5,042,440   $ 5,171,412



                             See accompanying notes.

                              APPLE COMPUTER, INC.

                           CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (Unaudited)
                                 (In thousands)

                                                   THREE MONTHS ENDED

                                               December 31,   December 25,
                                                     1993           1992
Cash and cash equivalents, beginning of the
  period                                       $   676,413    $   498,557

Operations:

Net income                                          40,018        161,341
Adjustments to reconcile net income to cash
  generated by operations:
  Depreciation and amortization                     42,606         39,401
  Net book value of property, plant, and
    equipment retirements                            6,848          1,026
Changes in assets and liabilities:
  Accounts receivable                              133,992      (111,553)
  Inventories                                      168,001       (16,516)
  Prepaid income taxes                            (11,113)       (13,807)
  Other current assets                              69,940       (96,343)
  Accounts payable                                 (3,023)         40,246
  Accrued restructuring costs                     (56,393)       (13,497)
  Other current liabilities                       (54,633)         25,320
  Deferred income taxes                             31,188         63,189

    Cash generated by operations                   367,431         78,807

Investments:

  Purchase of short-term investments             (151,001)      (699,949)
  Proceeds from short-term investments             216,504        775,468
  Purchase of property, plant, and equipment      (23,564)       (44,289)
  Other                                           (33,940)         33,461

    Cash generated by investment activities          7,999         64,691

Financing:

  Decrease in short-term borrowings               (70,925)          6,126
  Increases in common stock, net of related
    tax benefits and changes in notes
    receivable from shareholders                     5,428         16,282
  Repurchase of common stock                            --       (65,775)
  Cash dividends                                  (13,958)       (14,246)

    Cash used for financing activities            (79,455)       (57,613)

Total cash generated                               295,975         85,885

Cash and cash equivalents, end of the period   $   972,388    $   584,442

                             See accompanying notes.

                              APPLE COMPUTER, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 24, 1993, included in its Annual Report on Form 10-K for the year ended September 24, 1993 (the "1993 Form 10-K").

2. Effective September 25, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 -Accounting for Income Taxes (FAS 109), which changes the method of accounting for income taxes from the deferred method to the liability method. This change in accounting principle has been adopted on a prospective basis, and the financial statements of prior years have not been restated. The cumulative effect of the change was not material.

   Under FAS 109, deferred income taxes reflect the future income tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Prior to 1994, the Company accounted for income taxes under the provisions of APB Opinion No. 11, which recognized deferred taxes for the effect of timing differences between pretax accounting income and taxable income.

   At September 25, 1993, the significant components of the Company's deferred tax assets and liabilities were:

                                                     (In thousands)
    Deferred tax assets:
    Accounts receivable and inventory reserves         $   123,158
    Accrued liabilities and other reserves                 170,632
    Basis of capital assets and investments                 79,104
    Total deferred tax assets                              372,894

    Deferred tax liabilities:
    Unremitted earnings of subsidiaries                    707,242
    Other                                                   27,399
    Total deferred tax liabilities                         734,641

    Net deferred tax liability                         $   361,747

   U.S. income taxes have not been provided on a cumulative total of $211 million of undistributed earnings of the Company's foreign subsidiaries. It is intended that these earnings will be indefinitely invested in operations outside of the United States. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely invested earnings, the Company provides federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

   The Internal Revenue Service has proposed federal income tax deficiencies for the years 1984 through 1988, and the Company has made prepayments thereon. The Company has contested these alleged deficiencies and is pursuing administrative and judicial remedies. Management believes that adequate provision has been made for any adjustments that may result from these tax examinations.

   3.  In  the  third  quarter of 1993, the Company  initiated  a  plan  to restructure its operations worldwide. In connection with this plan, the Company recorded a $321 million charge to operating expenses ($199 million, or $1.72 per share, after taxes). The restructuring costs include $162 million of estimated employee-related expenses and $159 million of estimated facilities, equipment and other expenses associated with the consolidation, relocation and termination of operations and employees.

4. Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares attributable to stock options outstanding during the period.

5. Certain prior year amounts on the consolidated statements of cash flows have been reclassified to conform to the current period presentation.

6. The information set forth in Item 1 of Part II hereof is hereby incorporated by reference.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The   following  information  should  be  read  in  conjunction  with   the
consolidated financial statements and notes thereto. All information is based on Apple's fiscal calendar.
(Tabular information: Dollars in millions, except per share amounts)

Results of Operations

                                   First          First
                                 Quarter        Quarter
                                    1994           1993    Change

Net sales                      $   2,469      $   2,000     23.4%
Gross margin                   $     592      $     811    -27.0%
  Percentage of net sales          24.0%          40.5%
Operating expenses             $     527      $     570     -7.5%
  Percentage of net sales          21.4%          28.5%
Net income                     $      40      $     161    -75.2%
Earnings per share             $    0.34      $    1.33    -74.4%

Net sales for the first quarter of 1994 increased by 23.4% over the comparable period of 1993. Total Macintosh(R) computer unit sales increased 40% in the first quarter of 1994 over the comparable period of 1993. This unit sales growth principally resulted from strong sales of the Company's newer product offerings within the LC, Performa(TM) and Quadra(R) families of desktop personal computers and within the PowerBook(TM) family of notebook-
sized  personal  computers.   This  unit growth  was  partially  offset  by
declining unit sales of certain of the Company's more established  products and older product offerings. The average aggregate revenue per Macintosh computer unit declined 12% in the first quarter of 1994 over the comparable period of 1993, primarily as a result of pricing actions undertaken by the Company in response to continuing industrywide pricing pressures and high
levels  of  inventory.   Going forward, the Company  anticipates  continued
industrywide competitive pricing and promotional actions.

International net sales grew 24% and domestic net sales grew 23% in the first quarter of 1994 over the comparable period of 1993. The increase in international net sales primarily reflected strong net sales growth in the Pacific region. Despite generally weak economic conditions and competitive pressures in various European countries, net sales grew moderately in Europe. International net sales represented 45% of total net sales for the first quarter of 1994, unchanged from the corresponding period of 1993.

The Company has historically experienced increased net sales in its first quarter, compared with other quarters in its fiscal year, due to demand for and calendar year-end buying of some of its products. The Company does not, however, consider its business to be highly seasonal.

It is anticipated that a significant portion of the Company's future revenues will come from new products, especially personal computers based on the Power PC family of Reduced Instruction Set Computing (RISC) microprocessors. However, there can be no assurance that these new products will receive favorable market acceptance, and the Company cannot determine the ultimate effect these products will have on its sales or results of operations. See "Factors That May Affect Future Results and Financial Condition."

In general, the Company's resellers typically purchase products on an as-needed basis due to the Company's distribution strategy, which is designed to expedite the filling of orders. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog"), which are not necessarily legally binding, can be, and often are, canceled at will. The Company's backlog decreased to approximately $302 million at January 19, 1994, from approximately $663 million at November 19, 1993, as the Company's higher inventory levels provided greater product availability to meet reseller orders and delivery schedules.

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. Because of the foregoing, as well as other factors affecting the Company's backlog, backlog should not be considered a reliable indicator of the Company's future revenue or financial performance.

Gross Margin

Gross margin declined both in amount and as a percentage of net sales during the first quarter of 1994 from the comparable period of 1993. The decline in gross margin as a percentage of net sales was primarily a result of pricing and promotional actions undertaken by the Company in response to industrywide pricing pressures (including the increasing price competition that the Company is experiencing in the Japanese market) and high levels of inventory. Gross margin was also adversely affected by increases in inventory valuation reserves associated with the high levels of inventory, increased costs associated with providing customers a wider variety of product configuration options, and a seasonal shift of product mix towards lower margin products.

Gross margin was affected somewhat adversely by changes in foreign currency exchange rates as a result of a stronger U.S. dollar relative to certain foreign currencies during the first quarter of 1994 compared with the corresponding period of 1993. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The Company anticipates that gross margins will remain under pressure and below historic levels worldwide due to a variety of factors, including continued industrywide pricing pressures, increased competition and compressed product cycles. The Company's gross margins could also be adversely affected by inventory valuation reserves that could result if anticipated unit sales growth projections for new and current product offerings are not realized.

Research and Development             First        First
                                   Quarter      Quarter
                                      1994         1993       Change

Research and development           $   153      $   160        -4.8%
Percentage of net sales               6.2%         8.0%

Research and development expenditures decreased both in amount and as a percentage of net sales in the first quarter of 1994 when compared with the corresponding period of 1993. This decrease reflects the results of the Company's restructuring actions aimed at reducing costs, including more focused product development expenditures.

The Company believes that continued investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products. However, in light of the Company's expectation of continued pressure on gross margin, the Company anticipates that research and development expenditures will decrease in amount as the Company maintains its efforts to manage operating expense growth relative to gross margin levels during 1994.

                                     First        First
                                   Quarter      Quarter
Selling, General and                  1994         1993       Change
Administrative

Selling, general and                $  375       $  410        -8.6%
  administrative
Percentage of net sales              15.2%        20.5%

Selling, general and administrative expenses decreased in amount and as a percentage of net sales in the first quarter of 1994 when compared with the corresponding period of 1993. This decrease was primarily a result of the Company's ongoing efforts to manage operating expense growth relative to gross margin levels, and also due to an increase in the level of net sales.

The  Company  will  continue  to face the challenge  of  managing  selling, general and administrative expenses relative to gross margin levels, particularly in light of the Company's expectation of continued pressure on gross margin, and continued weak economic conditions worldwide. The Company's objective is to continue to reduce selling, general and administrative expenses as a percentage of net sales during 1994.

Interest and Other Income            First        First
  (Expense), Net                   Quarter      Quarter
                                      1994         1993      Change
Interest and other income
  (expense), net                     $   0       $   19     -100.0%

The Company derived other income from sources such as interest earned on cash and portfolio balances, gains on the sale of certain venture capital investments, and gains on interest rate and foreign exchange hedging activities. Interest and other income (expense), net, decreased in the first quarter of 1994 when compared with the same period in 1993. This decrease is primarily due to a non-recurring gain on the sale of certain of the Company's venture capital investments in the first quarter of 1993, an increase in interest expense due to higher commercial paper borrowing levels, and a decrease in interest income due to lower interest rates and lower cash balances.

Provision for Income Taxes           First        First
                                   Quarter      Quarter
                                      1994         1993      Change

Provision for income taxes         $   25       $   99       -75.2%
Effective tax rate                    38%          38%

The information contained in Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this discussion.


Factors That May Affect Future Results and Financial Condition

During the first half of calendar year 1994, the Company plans to introduce its first Macintosh computers based on a new PowerPC family of RISC microprocessors. Accordingly, the Company's results of operations and financial condition could be adversely affected if it is unable to successfully transition its line of Macintosh personal computers and servers from the Motorola 68000 series of microprocessors to the PowerPC microprocessor. The success of this transition will depend on the
Company's ability to continue the sales momentum of products based on the Motorola 68000 series of microprocessors through the introduction of the PowerPC-based products, to successfully manage inventory levels of both product lines simultaneously, to gain market acceptance of the new PowerPC-based products, and to coordinate the timely development and distribution of new versions of commonly-used software products specifically designed for the PowerPC-based products.

The Company's future operating results and financial condition may also be affected by a number of other factors, including the Company's ability to: increase market share in its personal computer business while successfully expanding its new businesses and product offerings into other markets;
broaden   industry   acceptance  of  the  Newton  personal digital assistant
(PDA) product, including effectively licensing Newton technology and marketing the related products and services; realize the anticipated cost-reduction benefits associated with its restructuring plan initiated in the third quarter of 1993; develop, manufacture, and sell its products profitably; reduce existing inventory levels; and manage future inventory levels effectively. The Company's future operating results
and   financial condition may also be affected by uncertainties relative to global economic conditions; the strength of its distribution channels; industry factors; and the availability and cost of components.

The personal computer industry is highly volatile and continues to be characterized by dynamic customer demand patterns, rapid technological advances, frequent introduction of new products and product enhancements, and industrywide competition resulting in aggressive pricing practices and downward pressure on gross margins. The Company's operating results and financial condition could be adversely affected should the Company be unable to: accurately anticipate customer demand; introduce new products on a timely basis; manage lead times required to obtain components in order to be more responsive to short-term shifts in customer demand patterns; offer customers competitive technologies while effectively managing the impact on inventory levels and the potential for customer confusion created by product proliferation; effectively manage the impact on the Company of industrywide pricing pressures; or effectively implement and manage the competitive risk associated with certain of the Company's collaboration agreements with other companies, such as the agreements with International Business Machines Corporation (IBM). The Company's results of operations and financial condition could also be adversely affected by inventory valuation reserves that could result if anticipated unit sales growth projections for new and current product offerings are not realized.

A large portion of the Company's revenues in recent years has come from its international operations. As a result, the Company's operating results and financial condition could be significantly affected by international factors, such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company distributes its products. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

During the first quarter of 1994, the Company introduced several products that extend its entry-level, midrange and notebook computer offerings. In addition, the Company introduced several new or enhanced peripheral products. The success of these new products is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, and the Company's ability to reduce existing inventory levels and manage future inventory levels in line with anticipated product demand and to manufacture the products in appropriate quantities to meet anticipated demand. Accordingly, the Company cannot determine the ultimate effect that these new products will have on its sales or results of operations.

The Company's products include certain components, such as microprocessors manufactured by Motorola Inc. and monochrome active-matrix displays manufactured by Hosiden Corporation, that are currently available only from single sources. Any availability limitations, interruptions in supplies, or price increases of these and other components could adversely affect the Company's business and financial results.

The majority of the Company's research and development activities, its corporate headquarters, and other critical business operations are located near major earthquake faults. The Company's operating results and financial condition could be materially adversely affected in the event of a major earthquake.

A number of uncertainties also exist regarding the marketing and distribution of the Company's products. The Company's primary means of distribution is through third-party computer resellers and various education and consumer channels. Although the Company has in place certain policies to limit concentrations of credit risk, business and financial results could be adversely affected in the event that the generally weak financial condition of third-party computer resellers worsens. In addition, the Company is continuing its expansion into new distribution channels, such as mass-merchandise stores (such as Sears and Wal-Mart), consumer electronics outlets, and computer superstores, in response to changing industry practices and customer preferences. At this time, the Company cannot determine the ultimate effect of these or other future distribution expansion efforts on its future operating results.

Because of the foregoing factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price.

Liquidity and Capital Resources

                                 First Quarter       First Quarter
                                     1994                1993

Cash generated by operations         $ 367               $  79

Cash used for investment
 activities, excluding short-
 term investments                    $  58               $  11

Cash used for financing
 activities                          $  79               $  58

The Company's financial position with respect to cash, cash equivalents and short-term investments, net of short-term borrowings increased to $371 million at December 31, 1993 from $69 million at September 24, 1993. Working capital increased to approximately $1.9 billion at December 31, 1993, from $1.8 billion at September 24, 1993.

Operations generated net cash of $367 million during the first quarter of 1994, compared with $400 million used during the fourth quarter of 1993. This improvement was due primarily to decreases in inventory levels and accounts receivable. Accounts receivable decreased by $134 million as a result of improved collection activity. Continued improvement in cash flow from operations for the remainder of 1994 will depend principally on the Company's ability to improve profit levels and the Company's continued aggressive management of working capital, particularly in the area of inventory management as the Company introduces its Power PC-based personal computers.

The Company's inventory levels increased sequentially each quarter during fiscal 1993 from approximately $580 million at the end of fiscal 1992 to approximately $1.51 billion at the end of fiscal 1993 in support of its expanded product line and distribution channels and anticipated higher sales volumes. These higher levels of inventory, in turn, resulted in increased levels of short-term borrowings. As of the end of the first quarter of fiscal 1994, inventory levels had declined by approximately $168 million and short-term borrowings had declined by $71 million from the fiscal 1993 year-end levels, primarily as a result of improved inventory management and increased sales resulting from pricing and promotional actions. The Company has also identified additional measures to improve management of working capital, including the implementation of long-term financing arrangements, and long-term measures designed to improve inventory management, such as increased emphasis on designing-in commonality of parts among products, increased use of manufacturing-on-demand based on products orders rather than forecasts, and greater rationalization of product offerings. Although the Company believes that these measures will result in improved inventory and working capital management during 1994, there can be no assurance that these measures will be successful or that inventory reserves will not be necessary in future periods.

Net cash used for the purchase of property, plant and equipment totaled approximately $24 million during the first quarter of 1994 compared with $47 million during the fourth quarter of 1993. These purchases were primarily of manufacturing machinery and equipment, and leasehold improvements. The Company anticipates that capital expenditures in 1994 will be slightly below 1993 expenditures.

Short-term borrowings at December 31, 1993 were approximately $71 million lower than at September 24, 1993. The Company's aggregate borrowings at December 31, 1993 were approximately $752 million, comprised of approximately $527 million short-term borrowings in the U.S. and approximately $225 million short-term borrowings overseas. Aggregate borrowings at September 24, 1993 were $823 million.

The Company expects that it will continue to incur short- and long-term borrowings from time to time to finance U.S. working capital needs and capital expenditures, because substantially all of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries, generally in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation upon repatriation to the United States; the Company's financial statements fully provide for any related tax liability on amounts that may be repatriated.

The Company's short-term borrowings are principally under its commercial paper program. From time to time, the Company also borrows to finance operations pursuant to short-term uncommitted bid-line arrangements with commercial banks. During the first quarter of 1994, the Company entered into a $500 million unsecured revolving credit facility with a syndicate of banks to support its commercial paper program. No borrowings have been made under this facility. In addition, Apple Japan, Inc., a wholly owned subsidiary of the Company, incurred short-term yen-denominated borrowings aggregating the U.S. dollar equivalent of approximately $225 million from several Japanese banks.

On May 5, 1993, the Company filed an omnibus shelf registration statement with the Securities and Exchange Commission for the registration of debt and other securities for an aggregate offering amount of $500 million. On January 24, 1994, the Company commenced marketing its first take-down under this shelf registration statement in the aggregate principal amount of $300 million. The Company believes that the shelf registration provides it with additional financing flexibility to meet future funding requirements and to take advantage of attractive market conditions.

In January 1994, a wholly owned subsidiary of the Company exercised its option to purchase for $51.9 million the remaining partnership interest in the Cupertino Gateway Partners partnership, a general partnership, which owns the Company's campus-type office facilities located in Cupertino, California (the "Campus"). As a result of this purchase, the Company's wholly owned subsidiary now owns 100% of the right, title and interest in the Campus. This transaction will be reflected in the Company's financial statements for the second quarter of 1994.

The Internal Revenue Service has proposed federal income tax deficiencies for the years 1984 through 1988, which the Company is contesting. The Company believes the resolution of any tax liability for these proposed tax deficiencies will occur over the course of the next several years. Although payment of any assessment is not required until the end of such process, the Company elected to make a prepayment in April 1991 for the years 1984 through 1986, and a prepayment in May 1993 for the years 1987 through 1988.

The Company believes that its balances of cash, cash equivalents, and short-term investments, together with funds generated from operations and short- and long-term borrowing capabilities, will be sufficient to meet its operating cash requirements in the foreseeable future.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to pages 34 through 36 of the Company's 1993 Form 10-K under the heading "Litigation," for a discussion of certain litigation involving Microsoft Corporation and Hewlett-Packard Company; Securities Litigation; 1993 Derivative Litigation; and litigation involving a complaint filed by Jerome Lemelson; and litigation involving a complaint filed by Richard B. Grant.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

       Exhibit
        Number        Description

            10.1 Credit Agreement between the Registrant and certain lenders dated as of December 9, 1993.

b) Reports on Form 8-K

   None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.















                               APPLE COMPUTER, INC.
                                  (Registrant)








DATE:   January 25, 1994       BY /s/ Joseph A. Graziano

                                 Joseph A. Graziano
                                 Executive Vice President and
                                 Chief Financial Officer

                              APPLE COMPUTER, INC.

                                INDEX TO EXHIBITS


  Exhibit    Description                                Page Number
   Index

   10.1      Credit Agreement between the                    17
             Registrant and certain lenders dated
             as of December 9, 1993.