Form 10-Q
period 1994-07-01
APPLE COMPUTER INC
filed 1994-08-12
CIK 320193

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

          For the quarterly period ended July 1, 1994 or

          [   ]Transition report pursuant to Section 13 or  15(d)  of
               the Securities Exchange Act of 1934

          For the transition period from __________ to __________

                         Commission file number 0-10030

                              APPLE COMPUTER, INC.
             (Exact name of Registrant as specified in its charter)


             CALIFORNIA       		           94-2404110
   [State or other jurisdiction       [I.R.S. Employer Identification No.]
 of incorporation or organization]


           1 Infinite Loop             		      95014
	Cupertino, California                       [Zip Code]
[Address of principal executive offices]


Registrant's telephone number, including area code:  (408)  996-1010

                           20525 Mariani Avenue
                       Cupertino, California  95014
             [Former address of principal executive offices]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [ ]


118,945,060 shares of Common Stock Issued and Outstanding as of August 5, 1994


___________________________________________________________________________

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements



                              APPLE COMPUTER, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                    (In thousands, except per share amounts)


                            THREE MONTHS ENDED        NINE MONTHS ENDED


                              July 1,    June 25,      July 1,    June 25,
                                 1994        1993         1994        1993

Net sales                  $2,149,908 $ 1,861,979   $6,695,462  $5,836,165

Costs and expenses:

Cost of sales               1,576,036   1,255,975    5,030,502   3,658,473
Research and development      135,439     174,169      422,193     500,458
Selling, general and
administrative		      332,867     417,645    1,037,759   1,253,193
Restructuring costs         (126,855)     320,856    (126,855)     320,856

                            1,917,487   2,168,645    6,363,599   5,732,980

Operating income (loss)       232,421   (306,666)      331,863     103,185
Interest and other income
   (expense), net             (9,678)       2,931     (16,504)      32,176


Income (loss) before
   income taxes		      222,743   (303,735)      315,359     135,361
Income tax provision
   (benefit)                   84,642   (115,419)      119,836      51,436

Net income (loss)           $ 138,101  $(188,316)    $ 195,523    $ 83,925

Earnings (loss) per
   common and common
   equivalent share         $    1.16  $   (1.63)    $    1.65    $   0.70

Cash dividends paid per
common share                $     .12  $     .12     $     .36    $    .36

Common and common
   equivalent shares used
   in the calculations of
   earnings (loss) per share  118,860     115,669      118,253     119,969

                             See accompanying notes.

                              APPLE COMPUTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                 (In thousands)


                                                   July 1,  September 24,
                                                      1994           1993
                                               (Unaudited)
Current assets:

Cash and cash equivalents                     $  1,141,695   $    676,413
Short-term investments                              86,599        215,890
Accounts receivable, net of allowance for
   doubtful accounts of $88,321 ($83,776 at
   September 24, 1993)                           1,277,083      1,381,946
Inventories:
  Purchased parts                                  486,560        504,201
  Work in process                                  179,401        284,440
  Finished goods                                   531,099        717,997

                                                 1,197,060      1,506,638

Prepaid income taxes                               256,945        268,085
Other current assets                               300,607        289,383

  Total current assets                           4,259,989      4,338,355

Property, plant, and equipment:

  Land and buildings                               470,683        404,688
  Machinery and equipment                          560,201        578,272
  Office furniture and equipment                   158,498        167,905
  Leasehold improvements                           236,495        261,792

                                                 1,425,877      1,412,657

  Accumulated depreciation and amortization      (760,895)      (753,111)

    Net property, plant, and equipment             664,982        659,546

Other assets                                       198,441        173,511

                                                $5,123,412    $ 5,171,412




                             See accompanying notes.

                              APPLE COMPUTER, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                   July 1, September 24,
                                                      1994          1993
                                               (Unaudited)
Current liabilities:

Notes payable                                   $  515,608   $  823,182
Accounts payable                                   696,032      742,622
Accrued compensation and employee benefits         129,665      144,779
Accrued marketing and distribution                 155,690      174,547
Accrued restructuring costs                         75,189      307,932
Other current liabilities                          345,303      315,024

  Total current liabilities                      1,917,487    2,508,086


Long-term debt                                     304,815        7,116
Deferred income taxes                              655,995      629,832

Shareholders' equity:

Common stock, no par value; 320,000,000 shares
   authorized; 118,333,418 shares issued and
   outstanding at July 1, 1994;(116,147,035
   shares at September 24, 1993)		   264,753      203,613
Retained earnings                                1,995,836    1,842,600
Accumulated translation adjustment                (15,474)     (19,835)

  Total shareholders' equity                     2,245,115    2,026,378


                                                $5,123,412   $5,171,412






                             See accompanying notes.

                              APPLE COMPUTER, INC.

                           CONSOLIDATED STATEMENTS OF
                             CASH FLOWS (Unaudited)
                                 (In thousands)

                                               NINE MONTHS ENDED


                                                July 1,    June 25,
                                                   1994        1993
Cash and cash equivalents, beginning
   of the period           		     $  676,413  $  498,557


Operations:

Net income                                      195,523      83,925
Adjustments to reconcile net income to cash
   generated by (used for) operations:

    Depreciation and amortization               122,338     123,636
    Net book value of property, plant,
       and equipment retirements		 10,469       6,243
Changes in assets and liabilities:
   Accounts receivable                          104,863   (178,174)
   Inventories                                  309,578   (658,561)
   Prepaid income taxes                          11,140   (105,801)
   Other current assets                        (11,224)    (78,087)
   Accounts payable                            (46,590)     232,611
   Accrued restructuring costs                (232,743)     275,199
   Other current liabilities                      5,440       7,805
   Deferred income taxes                         26,163      39,465
     Cash generated by (used for)
       operations				494,957   (251,739)

Investments:

Purchase of short-term investments            (257,228) (1,359,796)
Proceeds from short-term investments            386,519   1,833,112
Purchase of property, plant, and equipment    (123,375)   (165,407)
Other                                          (35,437)    (27,772)
  Cash generated by (used for)
    investment activities		       (29,521)     280,137

Financing:

Increase (decrease) in short-term borrowings  (307,574)     123,718
Increase (decrease) in long-term borrowings     297,699    (10,225)
Increases in common stock, net of related
  tax benefits and changes in notes
  receivable from shareholders                   52,008      67,850

Repurchase of common stock                           --   (273,458)
Cash dividends                                 (42,287)    (41,656)
  Cash used for financing activities              (154)   (133,771)


Total cash generated (used)                     465,282   (105,373)

Cash and cash equivalents, end of
  the period                                $ 1,141,695   $ 393,184

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

2. Effective September 25, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes (FAS 109), which changes the method of accounting for income taxes from the deferred method to the liability method. This change in accounting principle has been adopted on a prospective basis, and the financial statements of prior years have not been restated. The cumulative effect of the change was not material.

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

   At September 25, 1993, the significant components of the Company's deferred tax assets and liabilities were:

                                      (In thousands)
Deferred tax assets:
Accounts receivable and
  inventory reserves			   $ 123,158
Accrued liabilities and other reserves       170,632
Basis of capital assets and investments       79,104
Total deferred tax assets                    372,894

Deferred tax liabilities:
Unremitted earnings of subsidiaries          707,242
Other                                         27,399
Total deferred tax liabilities               734,641

Net deferred tax liability                  $361,747

   U.S. income taxes have not been provided on a cumulative total of $285 million of undistributed earnings of the Company's foreign subsidiaries. It is intended that these earnings will be indefinitely invested in operations outside of the United States. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely invested earnings, the Company provides federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

   The Internal Revenue Service has proposed federal income tax deficiencies for the years 1984 through 1988, and the Company has made prepayments thereon. The Company has contested these alleged deficiencies and is pursuing administrative and judicial remedies. Management believes that adequate provision has been made for any adjustments that may result from these tax examinations.

3. On February 10, 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes under the Company's $500 million omnibus shelf registration statement filed with the Securities and Exchange Commission. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004.

4. In the third quarter of 1993, the Company initiated a plan to restructure its operations worldwide in order to address the competitive conditions in the personal computer industry, including the increased market demand for lower-priced products. In connection with this plan, the Company recorded a $321 million charge to operating expenses ($199 million, or $1.72 per share, after taxes). The restructuring costs included $162 million of estimated employee-related expenses and $159 million of estimated facilities, equipment, and other expenses associated with the consolidation of operations and the relocation and termination of certain operations and employees.

   In the third quarter of 1994, the Company lowered its estimate of the total costs associated with the restructuring and recorded an adjustment which increased income by $127 million ($79 million, or $0.66 per share, after taxes). This adjustment primarily reflects the modification or cancellation of certain elements of the Company's original restructure plan because changing business and economic conditions have made certain elements of the Company's original restructure plan financially less attractive than originally anticipated. In addition, some actions were completed at a lower cost than originally estimated. For further discussion, see "Results of Operations - Restructuring Costs."

5. Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares attributable to stock options outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

6. Certain prior year amounts on the consolidated balance sheets and statements of cash flows have been reclassified to conform to the current period presentation.

7. On July 20, 1994, the Board of Directors declared a cash dividend of $0.12 per share for shareholders of record as of August 19, 1994, which will be distributed on September 9, 1994.

8. The information set forth in Item 1 of Part II hereof is hereby incorporated by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The   following  information  should  be  read  in  conjunction  with   the
consolidated financial statements and notes thereto. All information is based on Apple's fiscal calendar.

(Tabular information: Dollars in millions, except per share amounts)

Results of Operations

                          Third Quarter                Nine Months
                      1994     1993   Change       1994    1993   Change

Net sales          $ 2,150  $ 1,862    15.5%    $ 6,695 $ 5,836    14.7%

Gross margin       $   574  $   606    -5.3%    $ 1,665 $ 2,178   -23.5%

Percentage of net
  sales		     26.7%    32.5%               24.9%   37.3%

Operating expenses
 (excluding
 restructuring
 costs)            $   468  $   592   -20.9%    $ 1,460 $ 1,754   -16.7%

Percentage of net
  sales		     21.8%    31.8%               21.8%   30.0%

Restructuring
  costs            $ (127)  $   321   -139.5%   $ (127) $   321   -139.5%
Percentage of net
  sales		      5.9%    17.2%                1.9%    5.5%

Net income (loss)  $   138  $ (188)   173.3%    $   196 $    84   133.0%


Earnings (loss)
  per share        $  1.16  $(1.63)   171.2%    $  1.65 $  0.70   135.7%

Net sales for the third quarter and first nine months of 1994 increased over the comparable periods of 1993. Total Macintosh (registered trademark) computer unit sales increased 14% and 21% in the third quarter and first nine months of 1994, respectively, over the comparable periods of 1993. This unit sales growth resulted principally from strong sales of the Company's new Power Macintosh (trademark) products first introduced on March 14, 1994, and from newer product offerings within the Performa (registered trademark) family of desktop personal computers and, to a lesser  extent,  within  the  PowerBook (registered  trademark)  family  of notebook personal computers. This unit growth was partially offset by declining unit sales of certain of the Company's older product offerings. The average aggregate revenue per Macintosh computer unit increased slightly in the third quarter of 1994 over the comparable period of 1993, primarily as a result of a shift in unit sales from the Company's entry level desktop personal computers to its mid-range desktop personal computers. The average aggregate revenue per Macintosh computer unit declined 5% in the first nine months of 1994 over the comparable period of 1993, primarily as a result of pricing actions undertaken by the Company in response to continuing industrywide pricing pressures and the Company's relatively high levels of inventory.

International net sales grew 17% in the third quarter and 19% in the first nine months of 1994 over the comparable periods of 1993. The increases primarily reflected strong net sales growth in the Pacific region, particularly Japan. Net sales for the third quarter and first nine months of 1994 grew slightly in Europe over the comparable periods of 1993 despite generally weak economic conditions and competitive pressures in various European countries. International net sales represented 47% and 48% of total net sales for the third quarter and first nine months of 1994, respectively, compared with 46% for both the third quarter and first nine months of 1993. Domestic net sales grew 14% in the third quarter and 11% in the first nine months of 1994 over the comparable periods of 1993.

In general, the Company's resellers typically purchase products on an as-needed basis due to the Company's distribution strategy, which is designed to expedite the filling of orders. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog") can be, and often are, canceled at will. The Company's backlog increased to approximately $767 million at August 5, 1994, from approximately $496 million at April 29, 1994, primarily due to new product introductions which occurred during the Company's third quarter.

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following introduction of new products, such as the recently introduced Power Macintosh and PowerBook 500 series of notebook personal computers, because of over-ordering by dealers anticipating shortages. Backlog often is reduced sharply once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, as well as other factors affecting the Company's backlog, backlog should not be considered a reliable indicator of the Company's future revenue or financial performance. See "Factors That May Affect Future Operating Results and Financial Condition" below.

Gross Margin

Gross margin declined both in amount and as a percentage of net sales during the third quarter and first nine months of 1994, respectively, over the comparable periods of 1993. The decline in gross margin as a percentage of net sales was primarily a result of pricing and promotional actions undertaken by the Company in response to industrywide pricing pressures (including the increasing price competition that the Company is experiencing in the Japanese market) and relatively high levels of inventory. Gross margin was also adversely affected by increased costs associated with providing customers a wider variety of product configuration options.

Gross margin was also affected somewhat adversely by changes in foreign currency exchange rates as a result of a stronger U.S. dollar relative to certain foreign currencies during both the first and second quarters of 1994, compared with the corresponding periods of 1993. Gross margin was relatively unaffected by changes in foreign currency exchange rates during the third quarter of 1994, compared with the corresponding period of 1993. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

Although gross margin increased from 24.0% in the second quarter of 1994 to 26.7% in the third quarter of 1994, primarily due to increased sales of Power Macintosh products coupled with strong early demand for the new PowerBook 500 series of notebook personal computers, the Company anticipates that gross margins will remain under pressure and below prior years' levels worldwide due to a variety of factors, including continued industrywide pricing pressures, increased competition and compressed product life cycles.

Research and                Third Quarter               Nine Months
Development
                        1994    1993   Change      1994     1993   Change


Research and
  development	        $135    $174   -22.2%      $422     $500   -15.6%
Percentage of net
  sales			6.3%    9.4%               6.3%     8.6%

Research and development expenditures decreased both in amount and as a percentage of net sales in the third quarter and first nine months of 1994, compared with the corresponding periods of 1993. This decrease reflects the results of the Company's restructuring actions aimed at reducing costs, including product development expenditures.

The Company believes that continued investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products. The Company anticipates that research and development expenditures will decrease slightly as a percentage of net sales during the remainder of 1994, as the Company maintains its efforts to manage operating expense levels relative to gross margin levels.

Selling, General and
Administrative
			    Third Quarter                Nine Months
         	        1994    1993   Change      1994     1993   Change

Selling, general and
  administrative        $333    $418   -20.3%    $1,038   $1,253   -17.2%
Percentage of net
  sales		       15.5%   22.4%              15.5%    21.5%

Selling, general and administrative expenses decreased both in amount and as a percentage of net sales in the third quarter and first nine months of 1994, compared with the corresponding periods of 1993. This decrease was primarily attributable to the Company's restructuring actions initiated in the third quarter of 1993, which resulted in a decrease in employee-related expenses. Lower selling expenses also contributed to the decrease as the Company continued its efforts to manage operating expense levels relative to gross margin levels.

The Company will continue to face the challenge of managing selling, general and administrative expense levels relative to gross margin levels, particularly in light of the Company's expectation of continued pressure on gross margins, and continued weak economic conditions worldwide.

Restructuring Costs 	    Third Quarter             Nine Months
                        1994    1993   Change     1994     1993  Change

Restructuring costs   $(127)    $321  -139.5%   $(127)     $321 -139.5%

Percentage of net
  sales                -5.9%   17.2%             -1.9%     5.5%

In the third quarter of 1993, the Company initiated a plan to restructure its operations worldwide in order to address the competitive conditions in the personal computer industry, including the increased market demand for lower-priced products. In connection with this plan, the Company recorded a $321 million charge to operating expenses ($199 million, or $1.72 per share, after taxes). The restructuring costs included $162 million of estimated employee-related expenses and $159 million of estimated facilities, equipment, and other expenses associated with the consolidation of operations and the relocation and termination of certain operations and employees.

In the third quarter of 1994, the Company lowered its estimate of the total costs associated with the restructuring and recorded an adjustment which increased income by $127 million ($79 million, or $0.66 per share, after taxes). This adjustment primarily reflects the modification or cancellation of certain elements of the Company's original restructure plan because changing business and economic conditions have made certain elements of the Company's original restructure plan financially less attractive than originally anticipated. In addition, some actions were completed at a lower cost than originally estimated.

The most significant element of the adjustment is associated with $61 million in costs accrued to move a number of employees from the San Francisco Bay Area to a lower cost location. This part of the Company's original restructure plan was expected to result in the termination or relocation of approximately 2,000 employees and the closure of certain leased facilities, at a cost of $39 million and $22 million respectively. The expected benefits of this move have been reduced since the plan's inception because of changes to the cost differential between the Company's current and alternative locations. For example, the Company favorably renegotiated the lease terms of certain facilities in its current location, the salary growth rate differentials between the Bay Area and alternative locations have been reduced and recent changes to the California income tax code make it more attractive for companies to do business in California. The Company canceled this action in the current quarter when management decided that the extended estimated pay-back period no longer justified the initial cash investment and the unquantifiable cost of business disruption that such a move would precipitate.

The Company continues to search for ways to permanently reduce its cost structure; however, the Company has achieved a lower level of operating expenses without fully implementing all of the restructuring actions as originally planned. For example, operating expenses (excluding restructure) in the third quarter of fiscal 1994 have been reduced by $124 million from the same quarter a year ago.

As of July 1, 1994, the Company had $75 million of accrued restructuring costs for actions that are currently underway and expected to be completed within one year. Of this remaining $75 million reserve, approximately $70 million represents cash charges, the majority of which are expected to be incurred within one year. Spending beyond one year primarily relates to approximately $6 million of recurring payments under noncancelable operating leases, which will extend beyond the initiation of the restructure action.

Interest and Other           Third Quarter              Nine Months
Income (Expense),Net    1994    1993   Change      1994     1993   Change

Interest and other
  income (expense),
  net		       $(10)      $3  -430.2%     $(17)      $32  -151.3%

Interest and other income (expense), net, decreased during the third quarter of 1994, compared with the corresponding period of 1993. Nine million dollars of this decline reflected gains of six million dollars related to the Company's ongoing hedging activities recorded in the third quarter of 1993, compared with losses of three million dollars related to the same activities, recorded in the third quarter of 1994. In general, gains and losses on foreign exchange activity recorded to interest and
other income (expense), net, relate to  transaction exposure hedging   and
include the mark-to-market results of all foreign exchange contracts that are not eligible for hedge accounting treatment. Also attributable to the decline, was an increase in interest expense of six million dollars due to higher interest rates and larger borrowing balances used to fund working capital needs. The Company's interest rate hedging strategies are generally designed to better match the Company's floating-rate interest earnings on its cash equivalents and short-term investments with the fixed-rate interest expense on its long-term debt. In line with this strategy, the Company entered into derivative interest rate transactions on a majority of its long-term debt, swapping its fixed-rate obligation to a floating-rate obligation.

Interest  and  other income (expense), net, decreased  in  the  first  nine months of 1994, compared with the corresponding period of 1993. This decrease primarily reflected the following non-recurring transactions which occurred in the first nine months of 1993: interest earned on an income tax refund from the Internal Revenue Service and a gain on the sale of certain of the Company's venture capital investments. Also contributing to this decrease was an increase in interest expense in 1994 due to higher interest rates and larger borrowing balances used to fund working capital needs. This decrease was offset in part by certain financing expenses recorded in 1993 that did not recur in 1994.

Income Tax Provision         Third Quarter             Nine Months
  (Benefit)              1994     1993   Change     1994    1993  Change

Income tax provision
  (benefit)	          $85   $(115)   173.3%     $120     $51  133.0%
Effective tax rate        38%      38%               38%     38%

The information contained in Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this discussion.

Factors That May Affect Future Operating Results and Financial Condition

The Company's future operating results and financial condition are dependent on the Company's ability to successfully develop, manufacture and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition.

Product Introductions and Transitions

Due  to the highly volatile nature of the personal computer industry  which is characterized by dynamic customer demand patterns and rapid technological advances, the Company frequently introduces new products and product enhancements. The success of new product introductions is dependent on a number of factors including market acceptance, the Company's ability to manage the risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand, and the manufacturing of products in appropriate quantities to meet anticipated demand. Accordingly, the Company cannot determine the ultimate effect that new products will have on its sales or results of operations.

On March 14, 1994, the Company introduced Power Macintosh, a new line of Macintosh computers based on a new PowerPC family of RISC microprocessors. The Company's results of operations and financial condition may be adversely affected if it is unable to successfully complete the transition of its line of Macintosh personal computers and servers from the Motorola 68000 series of microprocessors to the PowerPC microprocessor. The success of this ongoing transition will depend on the Company's ability to continue to sell products based on the Motorola 68000 series of microprocessors while gaining market acceptance of the new PowerPC-based products, to successfully manage inventory levels of both product lines simultaneously, and to coordinate the timely development and distribution of new "native" versions of commonly-used software products specifically designed for the PowerPC-based products by independent software vendors. For example, potential users may defer a decision to purchase Power Macintosh products until certain productivity applications (such as Microsoft (registered trademark) Excel (registered trademark) and Word (registered trademark)) are available as native software products for Power Macintosh.

The rate of product shipment immediately following introduction of a new product is not necessarily an indication of the anticipated future rate of shipments for that product, which depends on many factors, some of which are not under the control of the Company. These factors may include: initial large purchases by a small segment of the user population which tends to purchase new technology prior to its acceptance by the majority of users (early adopters); purchases in satisfaction of pent-up demand by persons who anticipated new technology and as a result deferred purchases of other products; and over-ordering by dealers who anticipate shortages due to the aforementioned factors. The preceding may also be offset by other factors, such as: the deferral of purchases by many users until new technology is accepted as "proven" and for which commonly used software products are available; and the reduction of orders by dealers once they believe they can obtain sufficient supply of previously backlogged product.

The measurement of demand for newly introduced products is further complicated by the availability of different product configurations, which may include various types of built-in peripherals and software. Configurations may also require certain localization (such as language) for various markets and, as a result, demand in different geographic areas may be a function of the availability of third-party software in those localized versions. For example, the availability of European language versions of software products manufactured by U.S. producers may lag behind the availability of U.S. versions by a quarter or more. This may result in lower initial demand for new products in geographic areas outside of the United States, although localized versions of the Company's new products may be available.

Backlog is often volatile after new product introductions due to the above demand factors, often increasing sharply coincident with introduction, and then reducing sharply once dealers and customers believe they can obtain sufficient supply.

Competition

The personal computer industry is highly competitive and continues to be characterized by consolidations in the hardware and software industries, aggressive pricing practices, and downward pressure on gross margins. The Company's results of operations and financial condition could be adversely affected should the Company be unable to effectively manage the impact on the Company of industrywide pricing pressures and continue to realize the anticipated cost-reduction benefits associated with its restructuring plan initiated in the third quarter of 1993.

The Company's future operating results and financial condition may also be affected by the Company's ability to offer customers competitive technologies while effectively managing the impact on inventory levels and the potential for customer confusion created by product proliferation.

The Company's future operating results and financial condition may also be affected by the Company's ability to implement and manage the competitive risk associated with certain of the Company's collaboration agreements with other companies, such as the agreements with International Business Machines Corporation (IBM).

The Company's future operating results and financial condition may also be affected by the Company's ability to increase market share in its personal computer business. The Company is currently the only maker of hardware which uses the Macintosh operating system; however, the Company has only a minority market share in the personal computer market, which is dominated by makers of computers which run the MS-DOS(registered trademark) and
Microsoft  Windows(trademark) operating  systems.   Although certain of
the Company's personal computer products are capable of running software designed for the MS-DOS or Windows operating systems, they do so by means of software emulation of Intel microprocessor chips (except for one product, which does so by means of a co-processor card). However, optimal performance of the Company's products is obtained by use of
software specifically designed for  the  Company's products,   either
those   based  on  the  Motorola   68000   series   of microprocessors
or those based on the PowerPC microprocessor.

Decisions by customers to purchase the Company's personal computers, as opposed to a MS-DOS or Windows-based system, are often based on the availability of third-party software for particular applications. The Company believes that the availability of third-party application software for the Company's hardware products depends in part on the third-party developer's perception and analysis of the relative benefits of developing such software for the Company's products as opposed to the larger MS-DOS/Windows market. This analysis is based on factors such as the relative market share of the Company's products, the anticipated potential revenue which may be earned, and the associated costs of developing such software products.

Microsoft Corporation is the developer of MS-DOS and the Windows operating systems, which are the principal competing operating systems to the Company's Macintosh operating system. Microsoft is also an important developer of application software for the Company's products. Accordingly, Microsoft's interest in producing application software for the Company's products may be influenced by its perception of its interests as an operating system vendor.

The Company's ability to produce and market competitive products is also dependent on the ability of IBM and Motorola, Inc., the suppliers of the new PowerPC RISC microprocessor for certain of the Company's products, to continue to supply to the Company microprocessors which produce superior price/performance results compared with those supplied to the Company's competitors by Intel Corporation, the developer and producer of the microprocessor used by most personal computers using the MS-DOS and Windows operating systems. IBM produces personal computers based on the Intel microprocessors as well as on the PowerPC microprocessor, and is also the developer of OS/2, a competing operating system to the Company's Macintosh operating system. Accordingly, IBM's interest in supplying the Company with improved versions of microprocessors for the Company's products may be influenced by its perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor.

The Company's future operating results and financial condition may also be affected by the Company's ability to successfully expand its new businesses and product offerings into other markets such as broadening industry acceptance of the Newton (trademark) personal digital assistant
(PDA) products and effectively licensing Newton technology and marketing the related products and services.

Global and General Economic Conditions

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

Inventory

The Company's products include certain components, such as specific microprocessors manufactured by Motorola Inc. and monochrome active-matrix displays manufactured by Hosiden Corporation, that are currently available only from single sources. Any availability limitations, interruptions in supplies, or price increases of these and other components could adversely affect the Company's business and financial results. The Company's future operating results and financial condition may also be adversely affected by the Company's ability to manage inventory levels and lead times required to obtain components in order to be more responsive to short-term shifts in customer demand patterns. In addition, if anticipated unit sales growth for new and current product offerings is not realized, inventory valuation reserves may be necessary which could adversely impact the Company's results of operations and financial condition.

Marketing and Distribution

A number of uncertainties exist regarding the marketing and distribution of the Company's products. Currently, the Company's primary means of distribution is through third-party computer resellers. However, in response to changing industry practices and customer preferences, the Company is continuing its expansion into various consumer channels such as mass-merchandise stores (such as Sears and Wal-Mart), consumer electronics outlets, and computer superstores. The Company's business and financial results could be adversely affected if the financial condition of these sellers weakens or if sellers within consumer channels decide not to continue to distribute the Company's products.

Other

The majority of the Company's research and development activities, its corporate headquarters, and other critical business operations are located near major seismic faults. The Company's operating results and financial condition could be materially adversely affected in the event of a major earthquake.

The Company plans to replace its current transaction systems (which include order management, distribution, manufacturing and finance) with a single integrated system as part of its ongoing effort to increase operational efficiency. The Company's future operating results and financial condition could be adversely affected by its ability to implement and effectively manage the transition to this new integrated system.

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

Liquidity and Capital Resources
                                  Nine Months
                                      1994

Cash generated by operations         $ 495

Cash used for investment
  activities, excluding short-
  term investments                   $ 159

The Company's financial position with respect to cash, cash equivalents and short-term investments, net of short-term borrowings increased to $713 million at July 1, 1994, from $69 million at September 24, 1993. This increase includes $300 million in long-term debt proceeds due to the implementation of long-term financing arrangements which replaced short-term financing. This increase was also attributable to the Company's continued efforts to improve profit levels and to manage working capital, particularly in the area of inventory management.

Cash generated by operations during the first nine months of 1994 totaled $495 million. Cash was generated primarily by the decrease in inventory levels which resulted from improved inventory management, improved 1994 sales levels attributable to various pricing and promotional actions, and sales of inventory which had been built up in preparation for the introduction of Power Macintosh products. Increased sales and improved profit levels also contributed to cash generated by operations during the first nine months of 1994. Accounts receivable decreased over the nine-month period, reflecting improved cash collection activity.

Cash generated by operations was partially offset by cash used for restructuring of $106 million, as the restructuring actions initiated in the third quarter of 1993 continued to be implemented. In addition, in the third quarter of 1994, the Company lowered its estimate of the costs associated with the restructuring and recorded an adjustment which increased income by $127 million ($79 million, or $0.66 per share, after taxes). This adjustment primarily reflects the modification or cancellation of certain elements of the Company's original restructuring plan because changing business and economic conditions have made certain elements of the Company's original restructure plan financially less attractive than originally anticipated.

Cash used for the purchase of property, plant and equipment totaled approximately $123 million during the first nine months of 1994. These purchases were primarily for land, buildings, machinery and equipment. The Company anticipates that capital expenditures in 1994 will be slightly below 1993 expenditures of $213 million.

In January 1994, a wholly-owned subsidiary of the Company exercised its option to purchase for $51.9 million the remaining partnership interest in the Cupertino Gateway Partners partnership, a general partnership, which owned the Company's campus-type office facilities located in Cupertino, California (the "Campus"). As a result of this purchase, the Company's wholly-owned subsidiary now owns 100% of the right, title and interest in the Campus. The $51.9 million payment is included in the $123 million of property, plant and equipment purchased during the first nine months of 1994.

The Company's aggregate short- and long-term borrowings at July 1, 1994, were approximately $821 million, comprised of approximately $516 million in short-term borrowings and approximately $305 million in long-term borrowings. Aggregate borrowings at September 24, 1993 were $830 million.

The  balance  of long-term debt increased during the first nine  months  of
1994, due to the issuance of $300 million aggregate principal amount of 6.5% unsecured notes under an omnibus shelf registration statement filed with the Securities and Exchange Commission. This shelf registration was for the registration of debt and other securities for an aggregate offering amount of $500 million. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004.

Short-term borrowings at July 1, 1994, were approximately $308 million lower than at September 24, 1993, as the proceeds from the issuance of $300 million in long-term debt were used to pay down the balance of short-term borrowings. The Company's short-term borrowings are principally under its commercial paper program. From time to time, the Company also borrows to finance operations pursuant to short-term uncommitted bid-line arrangements with commercial banks. During the first quarter of 1994, the Company entered into a $500 million unsecured revolving credit facility with a syndicate of banks to support its commercial paper program. No borrowings have been made under this facility. In addition, during the first nine months of 1994, Apple Japan, Inc., a wholly-owned subsidiary of the Company, incurred short-term yen-denominated borrowings from several Japanese banks, the balance of which aggregated the U.S. dollar equivalent of approximately $260 million at July 1, 1994.

The Company expects that it will continue to incur short- and long-term borrowings from time to time to finance U.S. working capital needs and capital expenditures, because substantially all of the Company's cash, cash equivalents, and short-term investments are held by foreign subsidiaries, generally in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation upon repatriation to the United States; the Company's financial statements fully provide for any related tax liability on amounts that may be repatriated. See Note 2 of the "Notes to Consolidated Financial Statements (Unaudited)" in Part I,
Item 1 for further discussion.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to pages 34 through 36 of the Company's 1993 Form 10-K under the heading "Litigation", for a discussion of certain litigation involving Microsoft Corporation and Hewlett-Packard Company; 1993 Securities and Derivative Litigation; litigation involving a complaint filed by Jerome Lemelson; and litigation involving a complaint filed by Richard B. Grant.

On July 11, 1994 there were oral arguments in Apple Computer, Inc. v. Microsoft Corporation & Hewlett-Packard Company before the Ninth Circuit Court of Appeals relating to the appeal by Apple from the final judgment entered in the District Court. The Court of Appeals has not yet issued its decision.

Lemelson v. Apple Computer, Inc. is scheduled to go to jury trial in January, 1995. Mr. Lemelson has not specified damages claimed in that case but has requested injunctive relief. Grant v. Apple Computer, Inc. is scheduled to go to jury trial in October, 1994. Mr. Grant claims damages up to $729 million dollars, has requested these damages be trebled, and has requested injunctive relief.

The Company continues to believe the suits cited above to be without merit and intends to vigorously defend against these actions. The Company believes resolution of all these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying financial statements.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

       Exhibit
       Number         Description

       Exhibit 3.3 By-Laws of the Company, as amended through April 20, 1994.



b) Reports on Form 8-K

   None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.















                               APPLE COMPUTER, INC.
                               (Registrant)








DATE: August 11, 1994          BY /s/ Joseph A. Graziano

                                 Joseph A. Graziano
                                 Executive Vice President and
                                 Chief Financial Officer

                              APPLE COMPUTER, INC.

                               INDEX TO EXHIBITS


Exhibit         Description                                  Page Number
Index

Exhibit 3.3     By-Laws of the Company, as amended
          	through April 20, 1994.                          20