Form 10-K
period 1994-09-30
APPLE COMPUTER INC
filed 1994-12-13
CIK 320193

_________________________________________________________________________
                           ___________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K
          (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended September 30, 1994  OR
          [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 0-10030

                              APPLE COMPUTER, INC.
             (Exact name of Registrant as specified in its charter)

            CALIFORNIA                         94-2404110
    [State or other jurisdiction    [I.R.S. Employer Identification No.]
        of incorporation or
         organization]

            1 Infinite Loop
          Cupertino  California                    95014
  [Address of principal executive offices]       [Zip Code]


       Registrant's telephone number, including area code: (408) 996-1010

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                          Common Share Purchase Rights
                               (Titles of classes)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  [X]  No   [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $ 4,193,708,403 as of December 2, 1994, based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

    119,891,418 shares of Common Stock Issued and Outstanding as of
                        December 2, 1994

                      DOCUMENTS INCORPORATED BY REFERENCE,
Portions of the definitive Proxy Statement dated December 9, 1994 (the "Proxy Statement"), to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 24, 1995, are incorporated by reference into Parts I and III.

                                     PART I

Item 1. Business

General

Apple Computer, Inc. ("Apple" or the "Company") was incorporated under  the
laws  of  the  State  of  California on January  3,  1977.   The  Company's
principal executive offices are located at 1 Infinite Loop, Cupertino, California, 95014 and its telephone number is (408) 996-1010.

The Company designs, manufactures and markets microprocessor-based personal computers and related personal computing products for sale primarily to business, education, home, and government customers. Substantially all of the Company's net sales to date have been derived from the sale of personal computers from its Apple Macintosh line of computers and related software and peripherals. The Company operates in one principal industry segment across geographically diverse marketplaces.

Apple delivers a full range of information solutions to people in a wide variety of growing markets. The Company's strategy is to maintain and expand its market share in the personal computer industry while developing and expanding new related businesses, such as its businesses in on-line services, licensing of the Macintosh operating system, client/server systems and personal interactive electronics.

Historically, the Company's principal products were built using the Motorola 68000 series of Complex Instruction Set Computing (CISC) microprocessors. However, computer manufacturers are beginning to move from a CISC architecture to a Reduced Instruction Set Computing (RISC) architecture. Accordingly, during 1994, the Company began a major product transition and introduced a new line of Macintosh computers based on the PowerPC
(registered trademark) architecture,  a  new  RISC  microprocessor  jointly
developed  by   Apple, International  Business Machines Corporation (IBM)
and Motorola,  Inc.   The Company  believes  that these PowerPC based
products will yield significant improvements in price/performance and functionality compared with its CISC-based products. Further information regarding this product transition may be found in Part II, Item 7 of this Annual Report on Form 10-K (the "Form 10-K") under the subheading "Product Introductions and Transitions" included under the heading "Factors That May Affect Future Results and Financial Condition", which information is hereby incorporated by reference.

Principal products

The Company offers a wide range of personal computing products, including personal computers, related peripherals, software, and networking and connectivity products.

Personal Computing Products

Apple Macintosh (registered trademark) personal computers were first introduced in 1984, and are characterized by their intuitive ease of use, innovative applications base, and built-in networking, graphics and multimedia capabilities.

Currently, the Company uses two types of microprocessors in its line of personal computing products. Products based on the new RISC-based microprocessors includes the Power Macintosh(TM) family and the Macintosh Performa (registered trademark) 6100 series of personal computers. Products based on the Motorola series of microprocessors include the Macintosh LC, Macintosh Performa, Macintosh Quadra (registered trademark), and the PowerBook (registered trademark) families of computers.
Generally, products based on the Motorola series of microprocessors can also be upgraded to take advantage of the PowerPC processor.

Power Macintosh

The Power Macintosh family of personal computers is the first Apple computer to use PowerPC, a new RISC-based microprocessor developed by Apple, IBM, and Motorola, Inc. This new high-performance family of personal computers is targeted at business and professional users and is designed to meet the speed, expansion
and networking  needs  of  the most demanding Macintosh  user.   These
Power Macintosh products not only support virtually all existing Macintosh applications, but can also run MS-DOS and Windows applications when using SoftWindows software from Insignia Solutions.

Macintosh LC

The   LC  family  of  personal  computers  offers  high  performance  and competitive prices in a flexible, modular design. LC personal computers are well-suited for education and business applications such as graphics, color presentations and spreadsheets. LC products are also capable of running the Apple IIe applications that a large number of primary and secondary schools have acquired over the years.

Macintosh Performa

The Performa family of personal computers is designed to appeal to first-time personal computer users. These products feature all-in-one box computing solutions, including software and hardware chosen specifically with home users in mind. Performa products also include in-home service and unlimited toll-free telephone support.

Macintosh Quadra

The Quadra family of personal computers includes the most powerful desktop products in the Macintosh line which uses the 68000 series of microprocessors. Quadra personal computers are targeted at business and professional users, and include a wide variety of built-in features that make them well-suited for activities such as color publishing, multi-user accounting, three-dimensional modeling, computer-aided design (CAD), and computer-aided engineering (CAE).

Macintosh PowerBook

The PowerBook family of notebook-sized personal computers is specifically designed for mobile computing needs. All PowerBook personal computers include the capability to connect to Macintosh desktop personal computers and AppleTalk (registered trademark) networks and, therefore, to access files and services that are located remotely; they also offer the capability to transmit facsimiles.

Peripheral Products

The  Company  offers  a  full  line of associated  computer  peripherals,
including   the   ImageWriter (registered trademark),  StyleWriter
(registered trademark),  Color   StyleWriter  and LaserWriter (registered
trademark) printer families, the AppleCD 150, 300, 300e Plus and 300i Plus, the PowerCD, disk drives, the Apple OneScanner(TM) family of scanners and a range of color and monochrome monitors.

Personal Digital-Assistant Products

The Newton (registered trademark) MessagePad(TM) 110 communications assistant integrates Newton technology in a hand-held communications device that intelligently assists the user in capturing, organizing and communicating information.

Operating System Software and Application Software

The Company's operating system software, including its proprietary Macintosh system software called Mac(TM)OS, and A/UX (registered trademark), a version of the AT&T UNIX (registered trademark) operating system that includes some of the Mac(TM)OS capabilities, provides Apple computers
with an easy, consistent  user  interface  and built-in   networking
capability  based  on  its  AppleTalk   networking standard,  as  well as
other industry networking standards, and ensures integration of hardware and software. The Company's system software business group also develops and distributes extensions to the Macintosh system software, such as utilities, languages, developer tools, and educational  software.  Claris Corporation, a wholly owned subsidiary of the Company, develops, publishes, and distributes application software in a variety of established personal productivity categories, such as
database   management  and  graphics,  for  Macintosh  and  Windows-based
systems.   Claris  also publishes and distributes software  developed  by independent developers through its Claris Clear Choice (TM) labeling program. Claris products are distributed primarily through independent software resellers.

Networking and Connectivity Products

The  Company offers a full line of workgroup server systems that  provide
file, print and communications services to varying size workgroups.   The
Company also provides networking and communications products that connect Apple systems to local area networks, providing access to other computers
and   computing  environments.   These  computing  environments   include
IBM's large and small systems and Digital Equipment Corporation's VAX, as well as systems conforming to the Open System Interconnection (OSI) and Transmission Control Protocol/Internet Protocol (TCP/IP) standards.

On-Line Services

The Company recently launched eWorld(TM), an on-line service which provides a global electronic mail system together with news, information and other
services.   This  on-line  service also includes eWorld  for  Macintosh  and
NewtonMail (TM), eWorld's messaging service for Newton.

Marketing and distribution

The Company distributes its products principally through third-party computer resellers. The Company is also continuing its expansion into new distribution channels, such as mass merchandise stores, consumer electronics outlets and computer superstores, in response to changing industry practices and customer preferences. The Company's products are sold primarily to business and government customers through independent resellers, value-added resellers and systems integrators; to home customers through independent resellers and consumer channels; and to education customers through direct sales and independent resellers. In order to provide products and service to its independent resellers on a timely basis, the Company distributes its products through a number of Apple distribution and support centers.

Business customers account for the largest portion of the Company's revenues. Business customers are attracted to the Macintosh in particular for a variety of reasons, including the availability of a wide variety of application software, the reduced amount of training resulting from the Macintosh's intuitive ease of use, and the ability of the Macintosh to network and communicate with other computer systems and environments.

Apple personal computers were first introduced to education customers in the late 1970's. In the United States, the Company is one of the major suppliers of personal computers for both elementary and secondary school customers, as well as for college and university customers. The Company is also a substantial supplier to institutions of higher education outside of the United States.

In the United States, the Company's formal commitment to serve the federal government began in 1986 with the formation of the Apple Federal Systems Group. Although the Company has contracts with a number of U.S. government agencies, these contracts are not currently material to the Company's overall financial condition or results of operations.

Presently, the United States represents the Company's largest geographic marketplace. The Apple USA organization, based in Campbell, California, focuses on the Company's sales, marketing, and support efforts in the United States. Products sold in the United States are primarily manufactured in the Company's facilities in California, Colorado, and Singapore, and distributed from facilities in California and Illinois.

Approximately  45% to 46% of the Company's revenues in recent  years  has
come   from   its   international  operations.   The  Company   has   two
international sales and marketing divisions, consisting of the Apple Europe
division  and  the  Apple Pacific  division.   The  Apple  Europe
division, based in Paris, France, focuses on opportunities in Europe as well as in parts of Africa and in the Middle East. Products sold by the Europe division are manufactured primarily in the Company's facility in
Cork,   Ireland.   The  Apple  Pacific  division,  based  in   Cupertino,
California, focuses on opportunities in Japan, Australia, Canada, the Far East, and Latin America. Products sold by the Pacific division are manufactured primarily in the Company's manufacturing and assembly facilities in California, Colorado and Singapore.

A summary of the Company's Industry Segment and Geographic Information may be found in Part II, Item 8 of this Form 10-K under the heading
"Industry  Segment  and   Geographic Information", which information is
hereby incorporated by reference.

Raw materials

Although raw materials, processes, and components essential to the Company's business are generally available from multiple sources, certain key components are currently obtained from single sources. For example, certain microprocessors used in many of the Company's products are currently available only from Motorola, Inc. Any availability limitations, interruption in supplies, or price increases relative to these and other components could adversely affect the Company's business and financial results. Key components and processes currently obtained from single sources include certain of the Company's displays, microprocessors, mouse devices, keyboards, disk drives, CD-ROM drives, printers and printer components, ASICs and other custom chips, and certain processes relating to construction of the plastic housing for the Company's computers. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source, until the Company has evaluated whether there is a need for an additional supplier. In situations where a component or product utilizes new technologies and processes, there may be initial capacity constraints until such time as the suppliers' yields have matured. Materials and components are normally acquired through purchase orders, as is common in the industry, typically covering the Company's requirements for periods from 90 to 180 days. However, the Company continues to evaluate the need for a supply contract in each situation.

If the supply of a key single-sourced material, process, or component to the Company were to be delayed or curtailed, its ability to ship the related product utilizing such material, process, or component in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternate source. The Company believes that the suppliers whose loss to the Company could have a material adverse effect upon the Company's business and financial position include, at this time, Canon, Inc., General Electric Co., Hitachi, Ltd., IBM, Motorola, Inc., Sharp Corporation, Sony Corporation, Texas Instruments, Inc., Tokyo Electric Co., Ltd., and/or their United States affiliates, and VLSI Technology, Inc. However, the Company helps mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, and coordinated product introductions. The Company believes that most of its single-source suppliers, including most of the foregoing companies, are reliable multinational corporations. Most of these suppliers manufacture the relevant materials, processes, or components in multiple plants. The Company further believes that its long-standing business relationships with these and other key suppliers are strong and mutually beneficial in nature.

The Company has a supply agreement with Motorola, Inc. (see Exhibit 10.B.12 hereto). The agreement with Motorola continues for five years from January 31, 1992 unless otherwise mutually agreed in writing by the parties. The Company single-sources microprocessors from Motorola. The supply agreement does not obligate the Company to make minimum purchase commitments; however, the agreement does commit the vendor to supply the Company's requirements of the particular items for the duration of the agreement.

The Company has also from time to time experienced significant price increases and limited availability of certain components that are available from multiple sources, such as dynamic random-access memory devices. Any similar occurrences in the future could have an adverse effect on the Company's operating results.

Patents, trademarks, copyrights and licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its computer and peripheral systems. In addition, the Company has registered, and/or has applied to register, trademarks in the United States and a number of foreign countries for "Apple", the Apple silhouette logo, the Apple color logo, "Macintosh", Newton, the Newton Lightbulb logo, and numerous other product trademarks. In 1986, the Company acquired ownership of the trademark "Macintosh" for use in connection with computer products. Although the Company believes that the ownership of such patents, copyrights, and trademarks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of the Company's products may unknowingly infringe existing patents of others. The Company believes the resolution of any claim of infringements would not have a material adverse effect on its financial condition and results of operations as reported in the accompanying financial statements. However, depending on the amount and timing of an unfavorable resolution of any such claims of infringement, it is possible that the Company's future results of operations or cash flow could be materially affected in a particular
period.   The  Company has from time to time entered into cross-licensing agreements with other companies.

The Company is engaged in certain litigation relating to its intellectual
property.   A description of such litigation is set forth  in
the footnote to the financial statements under the subheading "Litigation" included under the heading entitled "Commitments and Contingencies" in Part
II,  Item  8   of   this   Form   10-K (Microsoft/Hewlett-Packard,  Lemelson
and Grant litigation), which information is hereby incorporated by reference.

Seasonal business

Although the Company does not consider its business to be highly seasonal, it has historically experienced increased sales in its first and fourth fiscal quarters, compared to other quarters in its fiscal year, due to holiday demand for and calendar year-end buying of some of its products.

Warranty

The Company offers a parts and labor limited warranty on its products. The warranty period is one year from the date of purchase by the end user. The Company also offers a 90-day warranty for Apple service parts used to repair Apple hardware products. In addition, consumers may purchase extended service coverage on all Apple hardware products.

Customers

No customer of the Company accounted for 10% or more of net sales for fiscal year 1994.

Backlog

In general, the Company's resellers typically purchase products on an as-needed basis due to the Company's distribution strategy, which is designed to expedite the filling of orders. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders (backlog) can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. However, products may be in relatively short supply from time to time until production volumes have reached a level sufficient to meet demand or if other constraints exist. The Company's backlog of unfilled orders remained relatively unchanged at approximately $663 million at both December 2, 1994, and November 19, 1993. The Company expects that substantially all of its orders in backlog at December 2, 1994 will be either shipped or canceled during fiscal 1995.

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business
prospects.   In particular, backlog often increases in anticipation  of  or immediately following introduction of new products because of over-ordering by dealers anticipating shortages. Backlog often is reduced sharply once
dealers  and customers believe they can obtain sufficient supply.   Because
of the foregoing, as well as other factors affecting the Company's backlog, backlog should not be considered a reliable indicator of the Company's future revenue or financial performance. Further information regarding the Company's backlog may be found under Part II, Item 7 of this Form 10-K under the heading "Factors that May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Competition

The market for the design, manufacture and sale of personal computers, personal digital assistants, and related software and peripheral products is highly competitive. It continues to be characterized by rapid technological advances in both hardware and software development that have substantially increased the capabilities and applications of these products, and has resulted in the frequent introduction of new products. The principal competitive factors in this market are product quality and reliability, availability of software, product features, relative price/performance, marketing and distribution capability, service and support, availability of hardware peripherals, and corporate reputation.

Further discussion relating to the competitive conditions of the personal computing industry and the Company's competitive position in the market place may be found under Part II, Item 7 of this Form 10-K under the subheading "Competition," included under the heading "Factors that may Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Research and development

Because the personal computer industry is characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, system software, and networking and communications. The Company's research and development expenditures totaled $564 million, $665 million, and $602 million, in fiscal years 1994, 1993 and 1992, respectively.

Further information regarding the Company's R&D expenditures for fiscal year 1995 is set forth in Part II, Item 7 of this Form 10-K under the heading "Operating Expenses," and which information is hereby incorporated by reference.

Environmental laws

Compliance with United States federal, state, and local laws enacted for the protection of the environment has to date had no material effect upon the Company's capital expenditures, earnings, or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, no assurance can be given that such laws, or any future laws enacted for the protection of the environment, will not have a material adverse effect on the Company.

Employees

At September 30, 1994, Apple and its subsidiaries worldwide had 11,287 regular employees, and an additional 3,305 temporary or part-time contractors and employees.

Foreign and domestic operations and geographic data

Information regarding financial data by geographic area and the risks associated with international operations is set forth under Part II, Item
8 of this Form 10-K under the heading "Industry Segment and Geographic Information", and under Part II, Item 7 of this Form 10-K under the subheading "Global Market Risks," included under the heading "Factors that may Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Margins on sales of Apple products in foreign countries, and on domestic sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and anti-dumping penalties.

Item 2. Properties

The Company's headquarters are located in Cupertino, California. The Company has manufacturing facilities in Fountain, Colorado, Sacramento, California, Cork, Ireland, and Singapore. As of September 30, 1994, the Company leased approximately 5.2 million square feet of space, primarily in the United States, and to a lesser extent, in Europe and the Pacific. Leases are generally for terms of five to ten years, and usually provide renewal options for terms of up to five additional years. Certain of these leased facilities are subject to the Company's restructuring actions initiated in the third quarter of both 1993 and 1991. The amount of space leased by the Company may decline in the future as the leases for facilities subject to restructuring actions are terminated pursuant to agreements with landlords or expire as scheduled.

The Company owns its manufacturing facilities in Fountain, Colorado, Cork, Ireland, and Singapore, which total approximately 920,000 square feet. The Company also owns a 450,000 square-foot facility in Sacramento, California, which is used as a manufacturing, service and support center. The Company also owns the research and development facility located in Cupertino, California, and a centralized domestic data center in Napa, California which approximate 856,000 and 158,000 square feet, respectively. Outside of the United States, the Company owns a facility in Apeldoorn,
Netherlands, which is used primarily for distribution, totaling approximately 265,000 square feet, in addition to certain other international facilities, totaling approximately 553,000 square feet.

The Company believes that its existing facilities and equipment are well maintained and in good operating condition. The Company has invested in additional internal capacity and external partnerships, and therefore believes it has adequate manufacturing capacity for the foreseeable future. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Information regarding critical business operations that are located near major earthquake faults is set forth in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results", which information is hereby incorporated by reference.

Information  regarding the Company's purchase of its remaining  partnership
interest  in  Cupertino  Gateway  Partners,  formed  for  the  purpose   of
constructing the campus-type office facility that is now wholly owned by the Company, may be found in Part II, Item 8 of this Form 10-K under the heading "Commitments and Contingencies", which information is hereby incorporated by reference.

Item 3. Legal Proceedings

Information regarding legal proceedings is set forth in Part II, Item 8 of this Form 10-K under the subheading "Litigation," included under the heading "Commitments and Contingencies," which information is hereby incorporated by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 1994.

Executive Officers of the Registrant

The following sets forth certain information regarding the executive officers of the Company as of December 8, 1994:

Michael H. Spindler*, President and Chief Executive Officer (age 52). Mr. Spindler joined the Company as European Marketing Manager in September 1980, was promoted to Vice President and General Manager, Europe in January 1984, was named Vice President, International in February 1985, and was promoted to Senior Vice President, International Sales and Marketing in November 1986. Mr. Spindler was appointed Senior Vice President, International in January 1988, Senior Vice President, Apple Europe Division in April 1988, and was promoted to President, Apple Europe in August 1988. While remaining President of Apple Europe, Mr. Spindler was also named Senior Vice President of Apple Computer, Inc. in February 1989. In January 1990, Mr. Spindler was promoted to Chief Operating Officer and Executive Vice President of Apple Computer, Inc., and in November 1990 was elected President. In January 1991, Mr. Spindler was elected a member of the Company's Board of Directors. Mr. Spindler was appointed to the position of Chief Executive Officer in June 1993.

Joseph A. Graziano, Executive Vice President and Chief Financial Officer (age 51). Mr. Graziano joined the Company in June 1989, as Senior Vice President and Chief Financial Officer. In November 1990, Mr. Graziano was elected Executive Vice President, and in October 1993, Mr. Graziano was
elected a member of the Company's Board of Directors. Before joining the Company, Mr. Graziano was employed by Sun Microsystems, Inc., a manufacturer of high-performance engineering workstations, as Chief Financial Officer from June 1987 to June 1989. Mr. Graziano is also a director of IntelliCorp, Inc., and StrataCom, Inc.

Ian W. Diery*, Executive Vice President and General Manager, Personal Computer Division (age 45). Mr. Diery joined the Company as Senior Vice President of Apple and President, Apple Pacific Division in October 1989. In July 1992, Mr. Diery was promoted to Executive Vice President, Worldwide Sales and Marketing. In July 1993, Mr. Diery was promoted to Executive Vice President and General Manager of the Personal Computer Division. Prior to joining the Company, Mr. Diery was employed by Wang Laboratories, Inc., a manufacturer of computer systems and related products, from August 1978 to August 1989, where he served in various senior management positions, including Senior Vice President of USA Operations from December 1986 to December 1987, and Executive Vice President of Worldwide Operations from June 1988 to August 1989.


James J. Buckley, Senior Vice President and President, Apple USA (age 44). Mr. Buckley joined the Company as K-12 and Higher Education Sales Manager in May 1985 and was promoted to Director of the same group in January 1986. In May 1986, Mr. Buckley was named Area Director, North Central Area, appointed Vice President, Central Operations in April 1988, was promoted to Vice President, Northern Operations in May 1991, and was appointed Vice President and General Manager, Higher Education Division in April 1992. Mr. Buckley was named Senior Vice President and President, Apple USA in January 1994.

Daniel  L.  Eilers,  Senior  Vice  President,  Apple  Computer,  Inc.,  and
President and Chief Executive Officer, Claris Corporation (age 39). Mr. Eilers joined the Company as a software product manager in June 1982. He was promoted to Assistant Treasurer in 1984, Director of Strategic Investments in 1986, Vice President, Strategic Investments in November 1987, and Vice President, Strategy and Corporate Development in 1989. In
March 1991, Mr. Eilers was named Senior Vice President, Apple Computer, Inc., and President and Chief Executive Officer, Claris Corporation.

John Floisand, Senior Vice President and President, Apple Pacific (age 50). Mr. Floisand joined the Company in May 1986, as Director of Sales, Apple Computer, Ltd., United Kingdom. In October 1988, Mr. Floisand was named Director of Sales Development, Customer Services and Operations, Apple Pacific Division, and in February 1992 was promoted to Vice President, Sales Development, Customer Services and Operations, Apple Pacific Division. Mr. Floisand was named Vice President and President, Apple
Pacific in August 1992. In October 1994, Mr. Floisand was promoted to Senior Vice President and President, Apple Pacific.

G. Frederick Forsyth, Senior Vice President, Worldwide Operations (age 50). Mr. Forsyth joined the Company in June 1989, as Vice President, Worldwide Manufacturing, Apple Products Division. Mr. Forsyth was named Senior Vice President, Worldwide Manufacturing in November 1990, and in April 1991 he was promoted to Senior Vice President and General Manager, Macintosh Systems Division. In June 1993, Mr. Forsyth assumed responsibility for Worldwide Operations. Prior to joining the Company, Mr. Forsyth was employed by Digital Equipment Corporation (DEC), a manufacturer of networked computer systems and associated peripheral equipment, from November 1979 to June 1989, where he served in various managerial positions, most recently as Group Manager, Low End Systems Manufacturing from November 1986 to June 1989.

David C. Nagel, Senior Vice President and General Manager, AppleSoft Division (age 49). Dr. Nagel joined the Company in June 1988, as Manager of the Applications Technology Group within the Advanced Technology Group. Dr. Nagel was promoted to Manager of User Technologies in June 1988,
Director  of  User  Technologies in October 1989, and  finally   Vice
President of the Advanced Technology Group in April 1990. In December 1991, Dr. Nagel was promoted to Senior Vice President and General Manager, Advanced Technology Group and named Senior Vice President and General Manager, Macintosh Software Architecture Division in January 1993. In July 1993, Dr. Nagel was named General Manager of the AppleSoft Division.

Kevin J. Sullivan, Senior Vice President, Human Resources (age 53). Mr. Sullivan joined the Company in April 1987, as Vice President, Human Resources. In October 1988, Mr. Sullivan was promoted to Senior Vice President, Human Resources.

Robert A. Lauridsen, Vice President, Corporate Development (age 46). Mr. Lauridsen joined the Company in August 1990, as Director, Corporate Development. In June 1991, Mr. Lauridsen was promoted to Senior Director, Corporate Development and Strategic Investments, and in August 1992, was promoted to Vice President, Corporate Development. Prior to joining the Company, Mr. Lauridsen was employed by Booz, Allen, and Hamilton, Inc., a consulting firm, where he served most recently as Vice President, from October 1987 to August 1990.

Jeanne Seeley, Vice President, Finance and Corporate Controller (age 45). Ms. Seeley joined the Company in October 1981, as the Controller for the
Peripherals  Division.   In June 1985, Ms. Seeley was  promoted  to  Senior
Controller for the Operations Group, was named Director of Finance in July 1986, and was promoted to Senior Director of Finance in January 1989. In November 1990, Ms. Seeley was promoted to Vice President, Finance.
Ms. Seeley was appointed Vice President, Finance and Corporate Controller in May 1992.

Edward B. Stead, Vice President, General Counsel, and Secretary (age 47). Mr. Stead joined the Company in September 1988, as Associate General Counsel. He was named Vice President, General Counsel, and Assistant
Secretary of the Company in June 1989. In September 1993, Mr. Stead assumed the additional position of Secretary.

*Information regarding employment agreements between certain executive officers and the Company is set forth in the section entitled "Information
About   Apple   Computer,   Inc.  -  Certain  Relationships   and   Related
Transactions"   of  the  Company's  Proxy  Statement,   which information is
hereby incorporated by reference.

PART II

Item   5. Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's common stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol AAPL, on the Tokyo Stock Exchange under the symbol APPLE, and on the Frankfurt Stock Exchange under the symbol APCD. Options are traded on the Chicago Board Options Exchange and the American Stock Exchange. Information regarding the Company's high and low reported closing prices for its common stock and the number of shareholders of record is set forth in Part II, Item 8 of this Form 10-K under the heading "Selected Quarterly Financial Information (Unaudited)" which information is hereby incorporated by reference.

Item 6. Selected Financial Data

The following selected financial information has been derived from the Consolidated Financial Statements that have been audited by Ernst & Young LLP, independent auditors. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                   (Tabular amounts in thousands, except per share amounts)

ANNUAL
Five fiscal years ended September 30, 1994

                     1994        1993        1992        1991        1990
Net sales      $ 9,188,748 $7,976,954  $ 7,086,542 $ 6,308,849  $5,558,435

Net income     $   310,178 $   86,589  $   530,373 $   309,841  $  474,895

Earnings per
 common and
 common
 equivalent
 share         $     2.61  $     0.73  $     4.33  $     2.58  $     3.77
Cash dividends
 declared
 per common
 share         $     0.48  $     0.48  $     0.48  $     0.48  $     0.44
Common and
 common
 equivalent
 shares used
 in the
 calculations
 of earnings per
 share            118,735     119,125     122,490     120,283     125,813
Cash, cash
 equivalents,
 and short-term
 investments   $1,257,856  $  892,303  $1,435,500  $  892,719  $  997,091
Total assets   $5,302,746  $5,171,412  $4,223,693  $3,493,597  $2,975,707
Long-term debt $  304,472  $    7,117  $   17,740  $   18,131  $    5,437
Deferred tax
 liabilities   $  670,668  $  629,832  $  610,803  $  509,870  $  501,832

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal calendar.

(Tabular information: Dollars in millions, except per share amounts)

RESULTS OF OPERATIONS              1994    Change    1993   Change    1992
Net sales                       $ 9,189     15%   $ 7,977   13%    $ 7,087
Gross margin                    $ 2,344    -14%   $ 2,728  -12%    $ 3,095
  Percentage of net sales         25.5%             34.2%            43.7%
Operating expenses (excluding
 restructuring costs)           $ 1,948    -15%   $ 2,297    --    $ 2,289
  Percentage of net sales         21.2%             28.8%            32.3%
Restructuring costs             $  (127)  -140%   $   321    --        --
  Percentage of net sales         (1.4%)             4.0%              --
Net income                      $   310    258%   $    87   -84%   $   530
Earnings per share              $  2.61    258%   $  0.73   -83%   $  4.33

Net Sales

Net sales increased $1,212 million, or 15% in fiscal 1994, compared with an increase of $890 million, or 13%, in fiscal 1993. The net sales growth in 1994 over 1993 was primarily due to two factors: unit sales growth and, to a lesser extent, an increase in the average aggregate revenue per Macintosh computer unit. Total Macintosh computer unit sales increased 16% over the prior year. This growth resulted principally from strong sales of the Company's new Power Macintosh products, first introduced on March 14, 1994, and from sales of newer product offerings within the Macintosh Performa line of desktop personal computers and, to a lesser extent, within the PowerBook family of notebook personal computers. This growth was partially offset by declining unit sales in certain of the Company's more established products and older product versions. The average aggregate revenue per Macintosh unit increased slightly, primarily due to fluctuations in product mix throughout the year, despite pricing actions undertaken by the Company in response to continuing industrywide pricing pressures.

Total Macintosh computer unit sales increased 32% from 1992 to 1993, reflecting strong unit sales of the Company's newer product offerings within the Macintosh Quadra, LC and Performa lines of desktop personal computers and within the PowerBook family of notebook personal computers. This growth was partially offset by declining unit sales of certain of the Company's more established products and older product versions. The average aggregate revenue per unit declined 15% in 1993 compared with 1992, primarily as a result of pricing actions undertaken by the Company in response to continuing industrywide pricing pressures.

In 1994, domestic net sales increased 14% over the prior year, compared with an increase of 13% in 1993 over 1992. International net sales grew 17% from 1993 to 1994, compared with 12% growth from 1992 to 1993, primarily as a result of strong sales growth in the Pacific region, particularly in Japan. International net sales represented 46% of net sales in 1994 compared with 45% of net sales in both 1993 and 1992.

Gross Margin

Gross margin in 1994 continued to decline as a percentage of net sales from 1993 and 1992 levels. The gross margin percentage declined to 25.5% in 1994 from 34.2% in 1993. The downward trend in gross margin as a percentage of net sales was primarily a result of pricing and promotional actions undertaken by the Company in response to industrywide competitive pricing pressures.

Gross margin was also affected somewhat adversely by changes in foreign currency exchange rates as a result of a stronger U.S. dollar relative to certain foreign currencies in 1994 compared with 1993. Results from the Company's ongoing foreign currency hedging activities offset a portion of this adverse foreign currency impact on gross margin. Although the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates, the Company's operating strategy and pricing take into account changes in exchange rates over time.

The decline in gross margin as a percentage of net sales from 43.7% in 1992 to 34.2% in 1993 was primarily the result of industrywide competitive pressures and associated pricing and promotional actions. Inventory valuation reserves recorded against certain products also contributed to the decline in gross margin as a percentage of net sales. The Company's results of operations were minimally affected by changes in foreign currency exchange rates in 1993 compared with 1992.

Although  the  Company's gross margin percentage was 27.2% for  the  fourth
quarter  of  1994,   resulting primarily from  strong  sales  of    Power
Macintosh computers and the PowerBook 500 series of notebook personal computers, it is anticipated that gross margins will remain under pressure and could fall below prior years' levels worldwide due to a variety of factors, including continued industrywide pricing pressures, increased competition, and compressed product life cycles.

Operating Expenses                     1994  Change   1993  Change    1992
Research and development             $  564    -15%  $  665    10%  $  602
Percentage of net sales                6.1%            8.3%           8.5%

Research and development expenditures decreased in amount during 1994 compared with 1993 and 1992. This decrease reflected the results of the Company's restructuring actions aimed at reducing costs, including product development expenditures. The increase in research and development expenditures from 1992 to 1993 reflected net additions to the Company's engineering staff and related costs. Research and development expenditures, as a percentage of net sales, decreased since 1992 as a result of revenue growth during 1993 and 1994, coupled with the Company's continuing efforts to focus its research and development project spending.

The Company believes that continued investment in research and development is critical to its future growth and competitive position in the marketplace, and is directly related to continued, timely development of new and enhanced products. Although the Company continues to manage operating expense growth relative to gross margin levels, it anticipates that research and development expenditures in 1995 will increase slightly in amount.

                                       1994  Change   1993  Change    1992
Selling, general and administrative  $1,384    -15%  $1,632   -3%    $1,687
Percentage of net sales               15.1%           20.5%           23.8%

Selling, general and administrative expenses decreased in amount and as a percentage of net sales in 1994 and 1993 compared with 1993 and 1992, respectively. These decreases reflect the Company's ongoing efforts to manage operating expense growth relative to gross margin levels.

In 1994, selling, general and administrative expenses decreased in amount and as a percentage of net sales compared with 1993, primarily because of lower employee-related and facilities costs resulting from the restructuring actions taken in the third quarter of 1993. In addition, revenue growth in 1994 contributed to the decrease in selling, general and administrative expenses as a percentage of net sales.

General and administrative expenses decreased in 1993 compared with 1992, primarily because of reduced employee-related expenses resulting from the restructuring actions taken in the third quarter of 1993. This decrease in general and administrative expenses was offset slightly by an increase in sales and marketing expenses as a result of increases in costs for product marketing and advertising programs related to new product introductions and efforts to increase product demand.

The Company will continue to face the challenge of managing growth in selling, general and administrative expenses relative to gross margin levels, particularly in light of the Company's expectation of continued pressure on gross margins and continued competitive pressures worldwide. The Company anticipates an increase in selling, general and administrative expenses in 1995 from current levels, primarily resulting from marketing and advertising expenditures.

                                    1994  Change   1993  Change    1992
Restructuring costs                 $(127)  -140%  $ 321     --      --
Percentage of net sales             (1.4%)          4.0%             --

For information regarding the Company's restructuring actions, refer to pages 33-34 of the Notes to Consolidated Financial Statements.

Interest and Other Income
(Expense), Net                        1994   Change   1993   Change   1992
Interest and other income (expense),
  net                                $ (22)   -175%   $ 29    -41%    $ 50

Interest and other income (expense), net, decreased by $51 million, to $22 million in expense in 1994 compared with $29 million of income in 1993. Higher interest rates and larger average borrowing balances used to fund working capital needs served to significantly increase interest expense, and accounted for $28 million of the $51 million increase in expenses during 1994. Other factors contributing to this variance include interest income, which was higher in 1993 than in 1994 primarily due to a $15 million interest payment received on a non-recurring income tax refund from the Internal Revenue Service in 1993, and interest income from the Company's interest rate risk management program, which contributed $6 million in 1993, and reduced interest income by $7 million in 1994.

Interest and other income (expense), net, decreased in amount in 1993 compared with 1992 because of lower interest rates, lower cash balances, expenses associated with certain financing transactions, lower gains on the sale of certain of the Company's venture capital investments, an increase in the cost of hedging certain foreign currency exposures, and an increase in interest expense due to higher commercial paper borrowing levels. This decrease was partially offset by interest earned on an income tax refund from the Internal Revenue Service and gains realized on the Company's ongoing foreign exchange risk management programs.

For more information regarding the Company's strategy and accounting for financial and other derivative instruments, refer to pages 28-31 of the Notes to Consolidated Financial Statements.

Provision for Income Taxes            1994  Change   1993  Change    1992
Provision for income taxes            $190    258%   $53     -84%    $325
Effective tax rate                     38%            38%             38%

The  Company's  effective tax rate remained unchanged in 1994,  1993  and
1992.   For additional information regarding income taxes, refer to pages
35-36 of the Notes to Consolidated Financial Statements.

Factors That May Affect Future Results and Financial Condition

The Company's future operating results and financial condition are dependent on the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition.

Product Introductions and Transitions

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company frequently introduces new products and product enhancements. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand, and the manufacturing of products in appropriate quantities to meet anticipated demand. Accordingly, the Company cannot determine the ultimate effect that new products will have on its sales or results of operations.

On March 14, 1994, the Company introduced Power Macintosh, a new line of Macintosh computers based on a new PowerPC family of RISC microprocessors. The Company's results of operations and financial condition may be adversely affected if it is unable to successfully complete the transition of its lines of personal computers and servers from the Motorola 68000 series of microprocessors to the PowerPC microprocessor. The success of this ongoing transition will depend on the Company's ability to continue to sell products based on the Motorola 68000 series of microprocessors while gaining market acceptance of the new PowerPC processor-based products, to successfully manage inventory levels of both product lines simultaneously, and to continue to coordinate the timely development and distribution by independent software vendors of new "native" software applications specifically designed for the PowerPC processor-based products.

The rate of product shipments immediately following introduction of a new product is not necessarily an indication of the anticipated future rate of shipments for that product, which depends on many factors, some of which are not under the control of the Company. These factors may include initial large purchases by a small segment of the user population that tends to purchase new technology prior to its acceptance by the majority of users ("early adopters"); purchases in satisfaction of pent-up demand by users who anticipated new technology and as a result deferred purchases of other products; and overordering by dealers who anticipate shortages due to the aforementioned factors. The preceding may also be offset by other factors, such as the deferral of purchases by many users until new technology is accepted as "proven" and for which commonly used software products are available; and the reduction of orders by dealers once they believe they can obtain sufficient supply of product previously in backlog.

Backlog is often volatile after new product introductions due to the aforementioned demand factors, often increasing sharply coincident with introduction, and then reducing sharply once dealers and customers believe they can obtain sufficient supply of product.

The measurement of demand for newly introduced products is further complicated by the availability of different product configurations, which may include various types of built-in peripherals and software. Configurations may also require certain localization (such as language) for various markets and, as a result, demand in different geographic areas may be a function of the availability of third-party software in those localized versions. For example, the availability of European-language versions of software products manufactured by U.S. producers may lag behind the availability of U.S. versions by a quarter or more. This may result in lower initial demand for the Company's new products outside the United States, although localized versions of the products may be available.

Competition

The personal computer industry is highly competitive and continues to be characterized by consolidations in the hardware and software industries, aggressive pricing practices, and downward pressure on gross margins. The Company's results of operations and financial condition could be adversely affected should the Company be unable to effectively manage the impact of industrywide pricing pressures and continue to realize the anticipated cost -reduction benefits associated with the restructuring plan initiated in the third quarter of 1993.

The Company's future operating results and financial condition may also be affected by the Company's ability to offer customers competitive technologies while effectively managing the impact on inventory levels and the potential for customer confusion created by product proliferation.

On November 7, 1994, the Company reached an agreement with International Business Machines Corporation (IBM) and Motorola, Inc. on a new hardware reference platform for the PowerPC microprocessor that is intended to deliver a much wider range of operating system and application choices for computer customers. As a result of this agreement, the Company intends to port the Macintosh operating system to the common platform. Accordingly, the Company's future operating results and financial condition may be affected by its ability to implement this and certain other collaboration agreements entered into, and to manage the associated competitive risk.

The Company's future operating results and financial condition may also be affected by the Company's ability to increase market share in its personal computer business. Currently, the Company is the only maker of hardware that uses the Macintosh operating system, and it has a minority market share in the personal computer market, which is dominated by makers of computers that run the MS-DOS (registered trademark) and Microsoft Windows(TM) operating systems. Certain of the Company's personal computer products are capable of running software designed for the MS-DOS or Windows operating system, through software emulation of Intel microprocessor chips (except for one product, which does so by means of a coprocessor card). Optimal performance of the Company's products is obtained by use of software specifically designed for the Company's products, either those based on the Motorola 68000 series of microprocessors or those based on the PowerPC microprocessor. However, as a result of the collaboration agreement noted in the preceding paragraph, the Company will have the opportunity to increase its market share in the personal computer business as the Macintosh operating system becomes available on computers based on the new hardware reference platform.

Decisions by customers to purchase the Company's personal computers, as opposed to MS-DOS or Windows-based systems, are often based on the
availability  of  third-party software for particular applications.   The
Company   believes  that  the  availability  of  third-party  application software for the Company's hardware products depends in part on the third-party developers' perception and analysis of the relative benefits of developing such software for the Company's products versus software for the larger MS-DOS and Windows market. This analysis is based on factors such as the relative market share of the Company's products, the anticipated potential revenue that may be earned, and the costs of developing such software products.

In an effort to increase overall market share, the Company plans to license the Macintosh operating system to other personal computer vendors beginning in 1995. The Company anticipates that the licensing activities will result in a variety of these vendors bringing to market personal computers that will run application software based on the Macintosh operating system. The Company also believes that licensing will offer software vendors a broader installed base on which they can develop and provide technical innovations for the Macintosh platform. At this time, the Company cannot determine the ultimate effect that licensing of the Macintosh operating system will have on its sales or results of operations.

Microsoft Corporation is the developer of the MS-DOS and Windows operating systems, which are the principal competing operating systems to the Company's Macintosh operating system. Microsoft is also an important developer of application software for the Company's products. Accordingly, Microsoft's interest in producing application software for the Company's products may be influenced by Microsoft's perception of its interests as an operating system vendor.

The Company's ability to produce and market competitive products is also dependent on the ability of IBM and Motorola, Inc., the suppliers of the new PowerPC RISC microprocessor for certain of the Company's products, to continue to supply to the Company microprocessors which produce superior price/performance results compared with those supplied to the Company's competitors by Intel Corporation, the developer and producer of the microprocessors used by most personal computers using the MS-DOS and Windows operating systems. IBM produces personal computers based on the Intel microprocessors as well as on the PowerPC microprocessor, and is also the developer of OS/2, a competing operating system to the Company's Macintosh operating system. Accordingly, IBM's interest in supplying the Company with improved versions of microprocessors for the Company's products may be influenced by IBM's perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor.

The Company's future operating results and financial condition may also be affected by the Company's ability to successfully expand its new businesses and product offerings into other markets, such as the markets for on-line services and personal digital assistant (PDA) products.

Global Market Risks

A large portion of the Company's revenue is derived from its international operations. As a result, the Company's operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. When the U.S. dollar strengthens against other currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates may negatively affect the Company's consolidated sales and gross margins (as expressed in U.S. dollars).

To mitigate the short-term impact of fluctuating currency exchange rates on the Company's non-U.S. dollar-based sales, product procurement, and operating expenses, the Company regularly hedges its non-U.S. dollar-based exposures. Specifically, the Company enters into foreign exchange forward and option contracts to hedge firmly committed transactions. Currently, hedges of firmly committed transactions do not extend beyond one year. The Company also purchases foreign exchange option contracts to hedge certain other probable, but not firmly committed transactions. Hedges of probable, but not firmly committed transactions do not extend beyond one year. To reduce the costs associated with these ongoing foreign exchange hedging programs, the Company also regularly sells foreign exchange option contracts and enters into certain other foreign exchange transactions. All foreign exchange forward and option contracts not accounted for as hedges, including all transactions intended to reduce the costs associated with the Company's foreign exchange hedging programs, are carried at fair value and are adjusted each balance sheet date for changes in exchange rates.

While the Company is exposed with respect to the interest rates of many of the world's leading industrialized countries, the Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments as well as interest paid on its short-term borrowings and long-term debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company has entered into interest rate swap and option transactions. Certain of these swaps are intended to better match the Company's floating-rate interest income on its cash, cash equivalents, and short-term investments with the fixed-rate interest expense on its long-term debt. The Company also enters into interest rate swap, swaption, and option transactions in order to extend the effective duration of a portion of its cash, cash equivalent, and short-term investment portfolios. These swaps may extend the Company's cash investment horizon up to a maximum effective duration of three years.

To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the nonhedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap, swaption, and option positions on a stand-alone basis and in conjunction with its underlying foreign currency- and interest rate- related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities, there can be no assurance that the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. As such, the Company's operating results and financial position may be adversely affected.

Inventory

The Company's products include certain components, such as specific microprocessors manufactured by Motorola, Inc., that are currently available only from single sources. Any availability limitations, interruptions in supplies, or price increases of these and other components could adversely affect the Company's business and financial results. The Company's future operating results and financial condition may also be adversely affected by the Company's ability to manage inventory levels and lead times required to obtain components in order to be more responsive to short-term shifts in customer demand patterns. In addition, if anticipated unit sales growth for new and current product offerings is not realized, inventory valuation reserves may be necessary that would adversely affect the Company's results of operations and financial condition.

Marketing and Distribution

A number of uncertainties exist regarding the marketing and distribution of the Company's products. Currently, the Company's primary means of distribution is through third-party computer resellers. However, in response to changing industry practices and customer preferences, the Company is continuing its expansion into various consumer channels, such as mass-merchandise stores (for example, Sears and Wal-Mart), consumer electronics outlets, and computer superstores. The Company's business and financial results could be adversely affected if the financial condition of these sellers weakens or if sellers within consumer channels decide not to continue to distribute the Company's products.

Other Factors

The majority of the Company's research and development activities, its corporate headquarters, and other critical business operations are located near major seismic faults. The Company's operating results and financial condition could be materially adversely affected in the event of a major earthquake.

The Company plans to replace its current transaction systems (which include order management, distribution, manufacturing, and finance) with a single integrated system as part of its ongoing effort to increase operational efficiency. The Company's future operating results and financial condition could be adversely affected by its ability to implement and effectively manage the transition to this new integrated system.

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

Liquidity and Capital Resources                  1994     1993     1992
Cash, cash equivalents, and short-term
  investments, net of short-term   borrowings    $   966  $    69  $ 1,251
Working capital                                  $ 2,532  $ 1,830  $ 2,151
Cash generated by (used for) operations          $   737  $ (651)  $   921
Cash used for investment activities, excluding
  short-term investments                         $   163  $   228  $   264
Cash generated by (used for) financing
  activities                                     $ (208)  $   336  $ (114)

The Company's financial position with respect to cash, cash equivalents, and short-term investments, net of short-term borrowings, increased to $966 million at September 30, 1994, from $69 million at September 24, 1993. This increase reflects a $300 million issuance of ten-year unsecured notes, the proceeds of which replaced a portion of the Company's short-term financing. The improvement in the Company's financial condition was also attributable to the Company's continued efforts to increase profit levels and to manage working capital, particularly in the area of inventory management.

More cash was generated by operations in 1994 compared with 1993, primarily because of a significant decrease in inventory levels, as well as increased sales levels. The significant decrease in inventory levels during 1994 resulted from improved inventory management, higher 1994 sales levels attributable to various pricing and promotional actions, and strong sales of new product inventory which had been built up in preparation for the introduction of Power Macintosh. Profit levels improved as operating expenses decreased due to the Company's implementation of restructuring actions initiated in the third quarter of 1993.

Cash generated by operations in 1994 was partially offset by cash used for restructuring and an increase in accounts receivable. The increase in accounts receivable reflected an increase in sales levels achieved during 1994. The balance of accrued restructuring costs decreased as the restructuring actions initiated in the third quarter of 1993 continued to be implemented. In addition, in the third quarter of 1994, the Company lowered its estimate of the costs associated with the restructuring and recorded an adjustment that increased income by $127 million ($79 million, or $0.66 per share, after taxes). This adjustment primarily reflected the modification or cancelation of certain elements of the Company's original restructuring plan because of changing business and economic conditions that made certain elements of the restructuring plan financially less attractive than originally anticipated.

More cash was used for operations in 1993 compared with 1992, primarily because of a significant increase in inventory levels; decreases in net income, income taxes payable, and other current liabilities; and an increase in accounts receivable levels. Cash used for operations was offset slightly by increases in accrued restructuring costs and accounts payable.

Inventory increased substantially during 1993 as a result of higher levels of purchased parts, work in process, and finished goods inventory in support of an expanded product line and distribution channels and anticipated higher sales volumes. The decrease in net income resulted primarily from a reduction in gross margins and the restructuring charge included in operating expenses for the third quarter. The reduction in earnings also contributed to the decrease in income taxes payable. Other current liabilities decreased as the Company continued to manage operating expense levels. The increase in accounts receivable corresponded to the higher sales levels achieved in 1993 compared with 1992, coupled with slower collections resulting from economic pressures in the reseller industry, and the Company's expansion into consumer channels, where payment terms are generally longer. These uses of cash were offset slightly by increases in accrued restructuring costs as a result of the Company's plan to restructure its operations worldwide and increases in accounts payable, reflecting the higher level of inventory purchases.

Excluding short-term investments, net cash used for investments declined in 1994 compared with 1993 and 1992 levels. Net cash used for the purchase of property, plant, and equipment totaled $160 million in 1994, and was primarily made up of increases in land, buildings, machinery, and equipment. The Company anticipates that capital expenditures in 1995 will be slightly above 1994 expenditures.

The Company leases the majority of its facilities and certain of its equipment under noncancelable operating leases. In 1994, rent expense under all operating leases was approximately $122 million. The Company's future lease commitments are discussed on page 38 of the Notes to Consolidated Financial Statements.

The Company's balance of long-term debt increased during 1994 due to the issuance of $300 million aggregate principal amount of 6.5% unsecured notes under an omnibus shelf registration statement filed with the Securities and Exchange Commission. This shelf registration was for the registration of debt and other securities for an aggregate offering amount of $500 million. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-
annually and mature on February 15, 2004.  The 6.51% fixed-rate   was
subsequently effectively converted to a floating-rate through ten-year interest rate swaps based on the six-month U.S. dollar London Interbank Offered Rate (LIBOR). The impact of the swaps during 1994 was to reduce the 6.51% fixed-rate yield to a 5.62% yield. To mitigate the credit risk associated with these ten-year swap transactions, the Company entered into margining agreements with its third-party bank counterparties. Margining under these agreements generally does not start until 1997. Furthermore, these agreements would require the Company to post margin only if certain credit risk thresholds were exceeded. It is anticipated that any margin the Company may be required to post in the future would not have a material adverse effect on the Company's liquidity position.

Short-term borrowings at September 30, 1994, were approximately $531 million lower than at September 24, 1993, as the proceeds from the issuance of $300 million in long-term debt were used to pay down the balance of short-term borrowings. The Company's short-term borrowings reflect borrowings made under its commercial paper program and short-term uncommitted bid-line arrangements with certain commercial banks. In particular, Apple Japan, Inc., a wholly owned subsidiary of the Company, incurred short-term yen-denominated borrowings from several Japanese banks during 1994, the balance of which aggregated the U.S. dollar equivalent of approximately $202 million at September 30, 1994. During the first quarter of 1994, the Company also entered into a 364-day $500 million committed revolving credit facility which terminated on December 8, 1994, with a syndicate of banks primarily in support of its commercial paper program. No borrowings were made under this facility.

The Company expects that it will continue to incur short- and long-term borrowings from time to time to finance U.S. working capital needs and capital expenditures, because a substantial portion of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries, generally in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation upon repatriation to the United States; the Company's financial statements fully provide for any related tax liability on amounts that may be repatriated. Refer to the Income Taxes footnote on pages 35-36 of the Notes to Consolidated Financial Statements for further discussion.

The Company believes that its balances of cash, cash equivalents, and short-term investments, together with funds generated from operations and short- and long-term borrowing capabilities, will be sufficient to meet its operating cash requirements on a short- and long-term basis.

Item 8. Financial Statements and Supplementary Data



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                     Page
Financial Statements:
Report of Ernst & Young LLP, Independent Auditors              22
Consolidated Balance Sheets at September 30, 1994 and
  September 24, 1993                                           23
Consolidated Statements of Income for the three fiscal years
  ended September 30, 1994                                     24
Consolidated Statements of Shareholders' Equity for the
  three fiscal years ended September 30, 1994                  25
Consolidated Statements of Cash Flows for the three fiscal
  years ended September 30, 1994                               26
Notes to Consolidated Financial Statements                     27
Selected Quarterly Financial Information (Unaudited)           41
Financial Statement Schedules:
For the three fiscal years ended September 30, 1994
   Schedule II - Amounts receivable from related parties and
                 underwriters, promoters and employees
                 other than related parties                    S-1
   Schedule VIII - Valuation and qualifying accounts and
                   reserves                                    S-3
   Schedule IX - Short-term borrowings                         S-4
   Schedule X - Supplementary income statement information     S-5

All other schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors of Apple Computer, Inc.

We have audited the accompanying consolidated balance sheets of Apple Computer, Inc. as of September 30, 1994 and September 24, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1994. Our audits also included the financial statement schedules listed in the Index to Consolidated Financial Statements. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Computer, Inc. at September 30, 1994 and September 24, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                    /s/ Ernst & Young LLP
                                                        Ernst & Young LLP

San Jose, California
October 17, 1994

Consolidated Balance Sheets

                                                   (Dollars in thousands)

September 30, 1994, and September 24, 1993             1994             1993
Assets:
Current assets:
  Cash and cash equivalents                      $ 1,203,488     $   676,413
  Short-term investments                              54,368         215,890
  Accounts receivable, net of allowance for
   doubtful accounts of $90,992 ($83,776 in 1993)  1,581,347       1,381,946
  Inventories                                      1,088,434       1,506,638
  Deferred tax assets                                293,048         268,085
  Other current assets                               255,767         289,383
    Total current assets                           4,476,452       4,338,355
Property, plant, and equipment:
  Land and buildings                                 484,592         404,688
  Machinery and equipment                            572,728         578,272
  Office furniture and equipment                     158,160         167,905
  Leasehold improvements                             236,708         261,792
                                                   1,452,188       1,412,657
   Accumulated depreciation and amortization       (785,088)       (753,111)
    Net property, plant, and equipment               667,100         659,546
Other assets                                         159,194         173,511
                                                 $ 5,302,746     $ 5,171,412

Liabilities and Shareholders' Equity:
Current liabilities:
  Short-term borrowings                          $   292,200     $   823,182
  Accounts payable                                   881,717         742,622
  Accrued compensation and employee benefits         136,895         144,779
  Accrued marketing and distribution                 178,294         174,547
  Accrued restructuring costs                         58,238         307,932
  Other current liabilities                          396,961         315,023
    Total current liabilities                      1,944,305       2,508,085
Long-term debt                                       304,472           7,117
Deferred tax liabilities                             670,668         629,832
Commitments and contingencies
Shareholders' equity:
  Common stock, no par value; 320,000,000 shares
   authorized; 119,542,527 shares   issued and
   outstanding in 1994 (116,147,035 shares in
   1993)                                             297,929         203,613
  Retained earnings                                2,096,206       1,842,600
  Accumulated translation adjustment                (10,834)        (19,835)
    Total shareholders' equity                     2,383,301       2,026,378
                                                 $ 5,302,746     $ 5,171,412

See accompanying notes.

Consolidated Statements of Income

                                   (In thousands, except per share amounts)

Three fiscal years ended                  1994          1993          1992
September 30, 1994
Net sales                          $ 9,188,748   $ 7,976,954   $ 7,086,542
Costs and expenses:
  Cost of sales                      6,844,915     5,248,834     3,991,337
  Research and development             564,303       664,564       602,135
  Selling, general and
   administrative                    1,384,111     1,632,362     1,687,262
  Restructuring costs                (126,855)       320,856            --
                                     8,666,474     7,866,616     6,280,734
Operating income                       522,274       110,338       805,808
Interest and other income
  (expense), net                      (21,988)        29,321        49,634
Income before income taxes             500,286       139,659       855,442
Provision  for income taxes            190,108        53,070       325,069
Net income                         $   310,178   $    86,589   $   530,373
Earnings  per common and common
 equivalent share                  $      2.61   $       .73   $      4.33
Common and common equivalent
 shares used in the calculations
 of earnings per share                 118,735       119,125       122,490


See accompanying notes.

Consolidated Statements of Shareholders' Equity

                                   (In thousands, except per share amounts)

                                                 Accu-
                                                 mulated  Notes
                                                 Trans-   Receivable Total
                                                 lation   from       Share-
                     Common Stock      Retained  Adjust-  Share-     holders'
                  Shares    Amount     Earnings  ment     holders    Equity
Balance at
September 27,
1991            118,386 $ 278,865  $1,492,024  $ (2,377) $ (1,836) $1,766,676

Common stock
issued under
stock option
and purchase
plans, including
related
tax benefits      4,093   155,388          --         --        --    155,388

Repurchase of
common stock    (4,000) (151,943)    (60,682)         --        --  (212,625)

Repayment of notes
receivable from
shareholders        --         --          --         --     1,836      1,836

Cash dividends of
$.48 per common
share               --         --    (57,196)         --        --   (57,196)

Accumulated
translation
adjustment          --         --          --      2,918        --      2,918

Net income          --         --     530,373         --        --    530,373

Balance at
September 25,
1992           118,479    282,310   1,904,519        541        --  2,187,370

Common stock
issued under
stock option
and purchase
plans, including
related
tax benefits     2,693    101,842          --         --        --    101,842

Repurchase of
common stock   (5,025)  (180,539)    (92,915)         --        --  (273,454)

Cash dividends of
$.48 per common
share               --         --    (55,593)         --        --   (55,593)

Accumulated
translation
adjustment          --         --          --   (20,376)        --   (20,376)

Net income          --         --      86,589         --        --     86,589

Balance at
September 24,
1993           116,147    203,613   1,842,600   (19,835)        --  2,026,378

Common stock
issued under
stock option
and purchase
plans, including
related
tax benefits     3,396     94,316          --         --        --     94,316

Cash dividends of
$.48 per common
share               --         --    (56,572)         --        --   (56,572)

Accumulated
translation
adjustment          --         --          --      9,001        --      9,001

Net income          --         --     310,178         --        --    310,178

Balance at
September 30,
1994           119,543  $ 297,929  $2,096,206 $ (10,834)     $  -- $2,383,301

See accompanying notes.

Consolidated Statements of Cash Flows
                                                           (In thousands)

Three fiscal years ended                  1994          1993          1992
  September 30, 1994
Cash and cash equivalents,
 beginning of the period          $    676,413   $   498,557   $   604,147
Operations:
  Net income                           310,178        86,589       530,373
  Adjustments to reconcile net
    income to cash generated by
    (used for) operations:
    Depreciation and amortization      167,958       166,113       217,182
    Net book value of property,
     plant, and equipment retirements   11,130        13,145        14,687
  Changes in assets and liabilities:
    Accounts receivable              (199,401)     (294,761)     (180,026)
    Inventories                        418,204     (926,541)        91,558
    Deferred tax assets               (24,963)      (68,946)        23,841
    Other current assets                33,616      (96,314)      (87,376)
    Accounts payable                   139,095       315,686        69,852
    Income taxes payable                50,045      (54,724)       100,361
    Accrued restructuring costs      (249,694)       202,894      (57,327)
    Other current liabilities           39,991      (13,383)        96,915
    Deferred tax liabilities            40,836        19,029       100,933
        Cash  generated by (used
         for) operations               736,995     (651,213)       920,973

Investments:
  Purchase of short-term
   investments                       (312,073)   (1,431,998)   (2,121,341)
  Proceeds from sale of short-term
   investments                         473,595     2,153,051     1,472,970
  Purchase of property, plant, and
   equipment                         (159,587)     (213,118)     (194,853)
  Other                                (3,737)      (15,169)      (69,410)
        Cash generated by (used
         for) investment activities    (1,802)       492,766     (912,634)

Financing:
  Increase (decrease) in short-term
   borrowings                        (530,982)       638,721        35,895
  Increase (decrease) in long-term
   borrowings                          297,355      (10,624)         (391)
  Increases in common stock, net of
   related tax benefits and changes
   in notes receivable from
   shareholders                         82,081        85,289       120,388
  Repurchase of common stock                --     (273,454)     (212,625)
  Cash dividends                      (56,572)      (55,593)      (57,196)
  Other                                     --      (48,036)            --
        Cash generated by (used
         for) financing activities   (208,118)       336,303     (113,929)

Total cash generated (used)            527,075       177,856     (105,590)
Cash and cash equivalents, end of
 the period                        $ 1,203,488   $   676,413   $   498,557

Supplemental cash flow disclosures:
 Cash paid during the year for:
   Interest                        $    34,387   $    11,748   $     8,778
   Income taxes, net               $    45,692   $   226,080   $    97,667
Schedule of non-cash transactions:
 Tax benefit from stock options    $    12,235   $    16,553   $    36,836

See accompanying notes.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies
_________________________________________________________________________

Basis of Presentation
The consolidated financial statements include the accounts of Apple Computer, Inc. and its wholly owned subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The Company's fiscal year-end is the last Friday in September.

Revenue Recognition
The Company recognizes revenue at the time products are shipped. Provisions are made currently for estimated product returns and price protection that may occur under Company programs. Historically, actual amounts recorded for product returns and price protection have not varied significantly from estimated amounts.

Warranty Expense
The Company provides currently for the estimated cost that may be incurred under product warranties when products are shipped.

Foreign Currency
Gains and losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity until the foreign entity is sold or liquidated. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income.


Financial Instruments

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. A substantial portion of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries and is generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation upon repatriation to the United States; the Company's financial statements fully provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings that are intended to be indefinitely invested.

The Company has not elected early adoption of Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities". FAS 115 becomes effective beginning with the Company's first quarter of fiscal year 1995. The principal impact of the new statement is to replace the historical cost accounting approach for certain investments in debt and equity securities with one based on fair value. The Company does not expect adoption of FAS 115 to have a material effect on its financial position or results of operations.

For further information regarding the Company's accounting treatment of other financial and derivative instruments, refer to pages 28-31 of the Notes to Consolidated Financial Statements.

Income Taxes
Effective September 25, 1993, the Company adopted Financial Accounting Standard No. 109 (FAS 109), "Accounting for Income Taxes," which changes the method of accounting for income taxes from the deferred method to the liability method. This change in accounting principle has been adopted on a prospective basis, and the financial statements of years ended prior to September 25, 1993, have not been restated. The cumulative effect of the change was not material. Under FAS 109, deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to 1994, the Company accounted for income taxes under the provisions of APB Opinion No. 11, which recognized deferred taxes for the effect of timing differences between pretax accounting income and taxable income. Under the deferred method of APB Opinion No. 11, deferred taxes were not adjusted for subsequent changes in tax rates.

U.S. income taxes have not been provided on a cumulative total of $335 million of undistributed earnings of certain of the Company's foreign subsidiaries. It is intended that these earnings will be indefinitely invested in operations outside the United States. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely invested earnings, the Company provides federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

Earnings per Share
Earnings per share are computed using the weighted average number of common and dilutive common equivalent shares attributable to stock options outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

Property, Plant, and Equipment
Property,  plant,  and  equipment is stated at  cost.   Depreciation  and
amortization is computed by use of the declining balance and straight-line methods over the estimated useful lives of the assets.

Reclassifications
Certain prior year amounts on the Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Industry Segment and Geographic Information, and Income Taxes footnotes have been reclassified to conform to the current year presentation.

Financial Instruments
___________________________________________________________________________

Financial Instruments With Off-Balance-Sheet Risk

In the ordinary course of business and as part of the Company's asset and liability management, the Company enters into various types of transactions that involve contracts and financial instruments with off-balance-sheet risk. These instruments are entered into in order to manage financial market risk, including interest rate and foreign exchange risk. The Company enters into these financial instruments with major international financial institutions utilizing over-the-counter as opposed to exchange traded instruments.

Interest Rate Derivatives

The Company enters into interest rate derivatives, including interest rate swaps, swaptions, and options, with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with the fixed-rate interest expense of its long-term debt. These instruments are also used to extend
the   effective  duration  of  a  portion  of  the  Company's  short-term investment portfolio up to a maximum duration of three years, and to diversify a portion of its exposure away from changes in U.S. interest rates.

Foreign Currency Instruments

The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed transactions. The Company's foreign exchange risk management policy requires it to hedge substantially all of its material foreign exchange transaction exposures. However, the Company does not hedge certain foreign exchange transaction exposures that are immaterial either in terms of their minimal U.S dollar value or in terms of their high correlation with the U.S. dollar.

Anticipated transactions comprise sales of the Company's products in currencies other than the U.S. dollar. A majority of these non-U.S. dollar-based sales are made through the Company's subsidiaries in Europe, Asia (particularly Japan), Canada, and Australia. The duration of these anticipated hedging transactions does not exceed one year. The Company also sells foreign exchange option contracts, in order to partially finance the purchase of foreign exchange option contracts used to hedge both firmly committed and certain other probable, but not firmly committed transactions. The Company enters into other foreign exchange transactions, which are intended to reduce the costs associated with its foreign exchange risk management programs.

Fair Value, Notional  Principal, and Credit Risk Amounts

The table below shows the notional principal, fair value, and credit risk amounts of the Company's interest rate derivative and foreign currency instruments as of September 30, 1994. The notional principal amounts for off-balance-sheet instruments provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company's exposure to credit or market loss. The credit risk amount shown in the table below represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange and interest rates at each respective date. The Company's exposure to credit loss and market risk will vary over time as a function of interest rates and currency exchange rates.

The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 30, 1994. In certain instances where judgment is required in estimating fair value, price quotes were obtained from several of the Company's counterparty financial institutions. Although the table below reflects the notional principal, fair value, and credit risk amounts of the Company's interest rate and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the interest rate and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

                                                            (in millions)
                               1994                    1993(A)

                                               Credit                  Credit
                            Notional   Fair    Risk    Notional  Fair  Risk
                            Principal  Value   Amount  Principal Value Amount

Transactions Qualifying as Accounting Hedges
Interest rate instruments
  Swaps                     $  699    $ (40)      --         --    --      --
Foreign exchange instruments
  Spot / Forward contracts  $2,385    $ (23)    $ 15    $ 2,114  $  6   $  19
  Purchased options         $1,510    $   17    $ 21    $ 1,637  $ 28   $  33
  Sold options              $  302    $  (1)      --    $   765  --(B)     --

Transactions Other Than Accounting Hedges

Interest rate instruments
  Swaps                        --        --      --     $   112  --(B)     --
  Sold options              $  148     --(B)     --     $    67  --(B)     --
Foreign exchange instruments
  Spot / Forward contracts  $  300     --(B)   --(B)    $   574  $  2   $  10
  Purchased options         $1,600    $   32   $ 32     $ 1,608  $ 24   $  24
  Sold options              $5,511    $ (45)     --     $ 5,282  $(39)     --

(A) Adjusted to conform with current year presentation.
(B) Fair value is less than $0.5 million.

The interest rate swaps shown above generally require the Company to pay a floating interest rate based on three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest based on two-, three-, and ten-year swap rates without exchanges of the underlying notional amounts. Maturity dates for interest rate swaps currently range from one to ten years. Interest rate option contracts require the Company to make payments should certain interest rates either fall below or rise above predetermined levels. All interest rate option contracts outstanding at September 30, 1994, expire within 18 months.

Interest rate contracts not accounted for as hedges are carried at fair value with gains and losses recorded currently in income. Unrealized gains and losses on interest rate contracts that are designated and effective as hedges are deferred and recognized in income in the same period as the hedged transaction. Unrealized losses on such agreements totaled approximately $40 million at September 30, 1994, primarily reflecting the net present value of unrealized losses on the ten-year swap contracts, which effectively convert the Company's fixed-rate ten-year debt to floating-rate debt. There were no deferred gains and losses on interest rate contracts as of September 24, 1993.

The foreign exchange forward contracts not accounted for as hedges are carried at fair value and are adjusted each balance sheet date for changes in exchange rates. Unrealized gains and losses on foreign exchange forward contracts that are designated and effective as hedges are deferred and recognized in income in the same period as the hedged transactions. Deferred gains and losses on such agreements at September 30, 1994, and at September 24, 1993, were immaterial. All foreign exchange forward contracts expire within one year.

Purchased and sold foreign exchange option contracts that qualify for hedge accounting treatment are reported on the balance sheet at the premium cost, which is amortized over the life of the option. Unrealized gains and losses on these option contracts are deferred until the occurrence of the hedged transaction and recognized as a component of the hedged transaction. Deferred gains and losses on such agreements were immaterial at September 30, 1994, and at September 24, 1993. Maturity dates for purchased foreign exchange option contracts range from one to twelve months.

Purchased and sold foreign exchange option contracts that do not qualify for hedge accounting treatment are carried at fair value and, as such, are adjusted each balance sheet date for changes in exchange rates. Gains and losses associated with these financial instruments are recorded currently in income. As of September 30, 1994, maturity dates for these sold option contracts ranged from one to six months.

The Company monitors its interest rate and foreign exchange positions daily based upon applicable and commonly used pricing models. The correlation between the changes in the fair value of hedging instruments and the changes in the underlying hedged items is assessed periodically over the life of the hedged instrument. In the event that it is determined that a hedge is ineffective, the Company recognizes in income the change in market value of the instrument beginning on the date it was no longer an effective hedge.

Other Financial Instruments

The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:
                                                        (in millions)
                                 1994                   1993
                           Carrying       Fair    Carrying       Fair
                             Amount      Value      Amount      Value
Cash and cash equivalents  $ 1,203       $ 1,203     $ 676      $ 676
Short-term investments     $    54       $    54     $ 216      $ 216
Short-term borrowings      $   292       $   292     $ 823      $ 823
Long-term debt:
  Ten-year unsecured notes $   300       $   259        --         --
  Other                    $     4       $     4     $   7      $   7

Short-term investments are carried at cost plus accrued interest, which approximates fair value. The carrying amount of short-term borrowings approximates their fair value due to their short-term maturities. The fair value of the ten-year unsecured notes is based on their listed market value as of September 30, 1994.

Concentrations of Credit Risk
_________________________________________________________________________

The Company distributes its products principally through third-party computer resellers and various education and consumer channels. Concentrations of credit risk with respect to trade receivables are limited because of flooring arrangements for selected customers with third-party financing companies and because the Company's customer base consists of large numbers of geographically diverse customers dispersed across several industries. As such, the Company generally does not require collateral from its customers.

The counterparties to the agreements relating to the Company's investments and foreign exchange and interest rate instruments consist of a number of major international financial institutions. To date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors its positions and the credit ratings of such counterparties, and limits the financial exposure and the amount of agreements and contracts it enters into with any one party. The Company generally does not require collateral from counterparties, except for margin agreements associated with the ten-year interest rate swaps on the Company's long-term debt. To mitigate the credit risk associated with these ten-year swap transactions, the Company entered into margining agreements with its third-party bank counterparties. Margining under these agreements generally does not start until 1997. Furthermore, these agreements would require the Company or the counterparty to post margin only if certain credit risk thresholds were exceeded.

Inventories
Inventories consist of the following:                    (In thousands)

                                                     1994         1993
Purchased parts                                $  469,420   $  504,201
Work in process                                   206,654      284,440
Finished goods                                    412,360      717,997
                                               $1,088,434   $1,506,638


Borrowings
_________________________________________________________________________

                                                           (In thousands)
Short-Term Borrowings
                                                         1994        1993
Commercial paper                                   $   89,817  $  823,182
Notes payable to banks                                202,383          --
                                                   $  292,200  $  823,182

The weighted average interest rates for commercial paper borrowings at September 30, 1994, and September 24, 1993, were approximately 5.0% and 3.3%, respectively. The weighted average interest rate for the Japanese yen-denominated notes payable to banks at September 30, 1994, was approximately 2.6%. Interest expense on short-term borrowings was $24.9 million, $8.9 million, and $6.5 million for 1994, 1993, and 1992, respectively.

On December 9, 1993, the Company entered into a 364-day $500 million committed revolving-credit facility with a syndicate of banks primarily in support of its commercial paper program. This facility terminated on December 8, 1994. No borrowings were made under this facility.
The cost of this facility was immaterial.

Long-Term Debt

On February 10, 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes under the Company's $500 million omnibus shelf registration statement filed with the Securities and Exchange Commission. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004. Interest expense on the ten-year unsecured notes for the year ended September 30, 1994, was approximately $12 million. Other long-term debt of approximately $4 million and $7 million at September 30, 1994, and September 24, 1993, respectively, and the related interest expense in each of the three years ended September 30, 1994, was immaterial.

For information regarding the Company's estimated fair value of short- and long-term debt, refer to page 31 of the Notes to Consolidated Financial Statements.

Restructuring of Operations
________________________________________________________________________

In the third quarter of 1993, the Company initiated a plan to restructure its operations worldwide in order to address the competitive conditions in the personal computer industry, including the increased market demand for lower-priced products. In connection with this plan, the Company recorded a $321 million charge to operating expenses ($199 million, or $1.72 per share, after taxes). The restructuring costs included $162 million of estimated employee-related expenses and $159 million of estimated facilities, equipment, and other expenses associated with the consolidation of operations and the relocation and termination of certain operations and employees. The restructuring plan originally contemplated the termination or relocation of approximately 4,150 employees worldwide and the reduction in worldwide office space, which primarily consisted of approximately 1.6 million square feet of office space in the San Francisco Bay Area, within one year from the date the restructuring was initiated.

In the third quarter of 1994, the Company lowered its estimate of the total costs associated with the restructuring and recorded an adjustment that increased income by $127 million ($79 million, or $0.66 per share, after taxes). This adjustment primarily reflected the modification or cancelation of certain elements of the Company's original restructuring plan because of changing business and economic conditions that made certain elements of the restructuring plan financially less attractive than originally anticipated. In addition, some actions were completed at a lower cost than originally estimated.

The most significant element of the adjustment was associated with $61 million in costs accrued to terminate or move a number of employees from the San Francisco Bay Area to a lower-cost location. This element of the
Company's   restructuring plan  was  expected  to  result  in  the
termination or relocation of approximately 2,000 employees and the closure of certain leased facilities, at a cost of $39 million and $22 million, respectively. However, the expected benefits of this move were reduced since the plan's inception because of changes to the cost differential between the Company's current and alternative locations. For example, the Company favorably renegotiated the lease terms of certain facilities in its current locations, the salary growth rate differentials between the Bay Area and alternative locations were reduced, and recent changes to the California income tax laws made it more attractive for companies to do business in California. The Company canceled this action in the third quarter of 1994, when management decided that the extended estimated pay-back period no longer justified the initial cash investment and the unquantifiable cost of business disruption that such a move would precipitate.

At the end of fiscal year 1994, approximately 1,760 employees had been terminated and approximately 80 had been relocated, and the Company had reduced its use of office space in the Bay Area by approximately 867,000 square feet.

At the time the restructuring was announced, management had publicly set a goal of reducing operating costs below $500 million per quarter and
increasing sales significantly to achieve acceptable profitability.   These
goals were met by the end of the third quarter of fiscal 1994. The Company continues to search for ways to permanently reduce its cost structure. Although the Company has achieved a lower level of operating expenses without fully implementing all of the restructuring actions as originally planned, there can be no assurance that this level of operating expenses will be maintained in the future. For example, operating expenses (excluding restructure) in 1994 were reduced by $349 million, or 15%, compared with 1993, despite an increase in net sales of 15%.

As of September 30, 1994, the Company had $58 million of accrued restructuring costs for actions that are currently under way and expected to be completed during 1995. Approximately $52 million of this accrual represents cash charges primarily for estimated facilities, equipment, and other expenses, the majority of which are expected to be incurred during 1995. Cash spending beyond one year primarily relates to approximately $6 million of recurring payments under certain noncancelable operating leases.

The following table depicts a roll-forward reconciliation of the activity in the restructuring accrual balance from September 24, 1993, to September 30, 1994:


                                                             (in thousands)

                                   Balance at                    Balance at
                                   Sept. 24,            Adjust-  Sept. 30,
Category                           1993       Spending   ments   1994

Employee termination payments(C)   $  84,062 $  42,376 $  30,933  $ 10,753
Other costs relating to terminated
 employees (B)                         4,282     3,227     1,055        --
Provisions relating to employees
 who will not be terminated (C)       41,818     8,536    28,603     4,679
Termination payments for leases and
 other contracts (C)                  92,736    32,907    39,728    20,101
Write-down of operating assets to
 be sold (N)                          16,864     9,748     5,925     1,191
Provisions for litigation (C)          3,600        --     1,856     1,744
R&D project cancelations (C)          14,858     7,043     1,624     6,191
Other provisions and write-downs (B)  31,863    10,254     8,875    12,734
1991 accrued restructuring costs (B)  17,849     8,748     8,256       845

                                   $ 307,932 $ 122,839 $ 126,855  $ 58,238

(C): Cash; (N): Noncash; (B): Both cash and noncash

Interest and Other Income (Expense), Net
___________________________________________________________________________

Interest and other income (expense), net, consists of the following:

                                                       (In thousands)

                                        1994        1993        1992

Interest income                   $   43,284  $   70,225   $  71,686
Interest expense                    (39,653)    (11,800)     (8,708)
Discount on foreign
  exchange instruments              (34,304)    (31,803)    (27,062)
Other income (expense), net            8,685       2,699      13,718

                                  $ (21,988)  $   29,321   $  49,634

Income Taxes

The provision for income taxes consists of the following:

                                                           (In thousands)

                                    FAS 109 Method          APB 11 Method
                                           1994          1993          1992
Federal:
  Current                            $   60,757      $  13,637   $  108,512
  Deferred                               19,673       (23,757)      100,355
                                         80,430       (10,120)      208,867
State:
  Current                                 5,769          3,144       26,935
  Deferred                               20,352            633       13,891
                                         26,121          3,777       40,826
Foreign:
  Current                                71,095         39,512       65,144
  Deferred                               12,462         19,901       10,232
                                         83,557         59,413       75,376

Provision for income taxes           $  190,108      $  53,070   $  325,069

The foreign provision for income taxes is based on foreign pretax earnings of approximately $474 million, $416 million, and $611 million in 1994, 1993, and 1992, respectively. The tax benefit credited directly to common stock as a result of compensation expense attributable to employee stock option and purchase plans recognized differently for financial reporting and tax purposes was $11 million in 1994.

As discussed in the Summary of Significant Accounting Policies, the Company adopted FAS 109 effective as of the beginning of the fiscal year ended September 30, 1994. Prior to 1994, the Company accounted for income taxes under the provisions of APB Opinion No. 11. Under FAS 109, deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 30, 1994, the significant components of the Company's deferred tax assets and liabilities were as follows:

                                                (In thousands)

                                            September 30, 1994
Deferred tax assets:
  Accounts receivable and inventory reserves       $  140,842
  Accrued liabilities and other reserves              125,402
  Basis of capital assets and investments              66,256
Total deferred tax assets                             332,500
Less: Valuation allowance                              10,948
Net deferred tax assets                               321,552

Deferred tax liabilities:
  Unremitted earnings of subsidiaries                 656,806
  Other                                                28,791
Total deferred tax liabilities                        685,597

Net deferred tax liability                         $  364,045

The net change in the total valuation allowance for the year ended September 30, 1994, was an increase of $11 million.

Under APB Opinion No. 11, deferred income taxes result from timing differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. The sources of timing differences and the related tax effects for 1993 and 1992 are as follows:

                                                    (In thousands)
                                               1993         1992
Income of foreign subsidiaries not
  taxable in current year                   $  53,150    $  71,429
Warranty, bad debt, and other expenses       (80,126)       35,494
Depreciation                                  (3,796)      (3,398)
Inventory valuation                          (16,835)      (1,940)
State income taxes                              2,607     (10,959)
Other individually immaterial items            41,777       33,852
Total deferred taxes                        $ (3,223)    $ 124,478

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35.00% in 1994, 34.75% in 1993, and 34.00% in 1992) to income before income taxes, is as follows:


                                    FAS 109 Method          APB 11 Method
                                             1994         1993          1992
Computed expected tax                   $ 175,100     $ 48,532     $ 290,850
State taxes, net of federal benefit        16,978        2,465        26,945
Research and development tax credit       (1,000)      (8,000)       (7,000)
Indefinitely invested earnings of
  foreign subsidiaries                   (49,350)     (21,083)      (31,280)
Valuation allowance                         9,016           --            --
Other individually immaterial items        39,364       31,156        45,554
Provision for income taxes              $ 190,108     $ 53,070     $ 325,069
Effective tax rate                            38%           38%          38%

The Internal Revenue Service has proposed federal income tax deficiencies for the years 1984 through 1988, and the Company has made prepayments thereon. The Company has contested these alleged deficiencies and is pursuing administrative and judicial remedies. Management believes that adequate provision has been made for any adjustments that may result from these tax examinations.

Common Stock
_________________________________________________________________________

Shareholder Rights Plan
In   May  1989,  the  Company  adopted  a  shareholder  rights  plan  and distributed a dividend of one right to purchase one share of common stock
(a Right) for each outstanding share of common stock of the Company. The Rights become exercisable in certain limited circumstances involving a potential business combination transaction of the Company and are initially exercisable at a price of $200 per share. Following certain other events after the Rights have become exercisable, each Right entitles its holder to purchase for $200 an amount of common stock of the Company, or, in certain circumstances, securities of the acquiror, having a then-current market value of two times the exercise price of the Right. The Rights are redeemable and may be amended at the Company's option before they become exercisable. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company. The Rights expire on April 19, 1999.

Stock Option Plans
The Company has in effect a 1990 Stock Option Plan (the 1990 Plan) and a 1987 Executive Long Term Stock Option Plan (the 1987 Plan). The 1981 Stock Option Plan terminated in October 1990. Options granted before that date remain outstanding in accordance with their terms. Options may be granted under the 1990 Plan to employees, including officers and directors who are employees, at not less than the fair market value on the date of grant. These options generally become exercisable over varying periods, based on continued employment, and generally expire ten years after the grant date. The 1990 Plan permits the granting of incentive stock options, nonstatutory stock options, and stock appreciation rights.

The 1987 Plan permits the granting of nonstatutory options to certain officers of the Company to purchase Apple common stock at prices not less than 75% of the fair market value on the date of grant. Options under the 1987 Plan are generally not exercisable for 18 months after the date of grant, and then become exercisable at varying rates over the subsequent seven years, based on continued service to the Company.

Summarized information regarding the Company's stock option plans as of September 30, 1994, is as follows:
                                   (In thousands, except per share amounts)
                                         Number of         Price Per
                                          Shares            Share
Outstanding at September 24, 1993       13,096              $ 7.50- $ 68.00
  Granted                                4,705
  Exercised                            (2,223)              $ 23.50-$ 38.25
  Expired or canceled                  (2,167)
Outstanding at September 30, 1994       13,411              $ 7.50- $ 68.00
Exercisable                              5,475
Reserved for issuance                   19,286
Available for future grant               5,879

Restricted Stock Plan
On April 1, 1993, the Company's Board of Directors approved a Restricted Stock Plan for officers of the Company (the RSP), which became effective July 1, 1993. The RSP was subsequently ratified by the shareholders on January 26, 1994. The RSP is designed to provide an incentive for officers to continue to own shares of the Company's common stock acquired upon exercise of options under any of the Company's Stock Option Plans, thus more closely aligning officers' financial interests with those of the shareholders. The RSP provides that officers who exercise stock options and continue to hold the exercised shares for at least three years will receive up to three Awards of shares of restricted stock. Each such Award is for one-third the number of shares held for the requisite retention period. Each restricted stock Award granted pursuant to the plan becomes fully vested three years after the grant date, provided that the officer maintains continuous employment with the Company and that other vesting requirements are met.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the Purchase Plan) under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning or end of the offering period. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. As of September 30, 1994, approximately 1 million shares were reserved for future issuance under the Purchase Plan.

Stock Repurchase Programs
In November 1992, the Board of Directors authorized the purchase of up to 10 million shares of the Company's common stock in the open market. No shares were repurchased under this authorization in 1994, while approximately 3.4 million shares were repurchased under this authorization in 1993. In September 1990, the Board of Directors
authorized the purchase of up to 10 million shares of the Company's common stock in the open market. During 1993 and 1992, the Company repurchased the remaining shares under this authorization, which approximated to 1.6 million and 4.0 million shares, respectively.

Savings Plan
The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit ($9,240 for calendar year 1994). Effective July 1, 1994, the Company matches 30% to 70% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. Prior to July 1, 1994, the Company matched 30% to 50% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. The Company's matching contributions to the Savings Plan were approximately $10.7 million in 1994 and $11.1 million in each of 1993 and 1992.

Preferred Stock
_________________________________________________________________________

Five million shares of preferred stock have been authorized for issuance in one or more series. The Board of Directors is authorized to fix the number and designation of any such series and to determine the rights, preferences, privileges, and restrictions granted to or imposed on any such series.

Commitments and Contingencies
___________________________________________________________________________

Lease Commitments

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of five to ten years and generally provide renewal options for terms of up to five additional years. Rent expense under all operating leases was approximately $122 million, $170 million, and $160 million in 1994, 1993, and 1992, respectively. Future minimum lease payments under these noncancelable operating leases having remaining terms in excess of one year as of September 30, 1994, are as follows:
                                                      (In thousands)
1995                                                       $  85,090
1996                                                          60,127
1997                                                          38,025
1998                                                          16,928
1999                                                           6,908
Later years                                                   24,256
Total minimum lease payments                               $ 231,334

Leases for facilities that were subject to the Company's restructuring actions initiated in the third quarter of 1991 and in the third quarter of
1993   are  included  in  the  preceding  table.   Future  lease  payments
associated  with  these  facilities were  provided  for  in  the  Company's restructuring reserves recorded in 1993 and 1991, and therefore do not represent future operating expenses. Minimum lease payments may decline in the future, as the leases for facilities subject to restructuring actions are terminated or otherwise completed. For additional information regarding restructuring of operations, refer to pages 33-34 of the Notes to Consolidated Financial Statements.

In January 1994, a wholly owned subsidiary of the Company exercised its option to purchase, for $51.9 million, the remaining partnership interest in the Cupertino Gateway Partners partnership, a general partnership, which owns the Company's campus-type office facilities located in Cupertino, California (the "Campus"). As a result of this purchase, the Company's wholly owned subsidiary now owns 100% of the right, title, and interest in the Campus, as opposed to a 50.001% investment in the partnership held in the prior year. Because of this purchase, future minimum lease payments to the partnership of approximately $162 million have been excluded from the preceding table.

Litigation

Apple v. Microsoft Corporation and Hewlett-Packard Company
In March 1988, the Company filed suit in the U.S. District Court for the Northern District of California (the Court) against Microsoft Corporation (Microsoft) and Hewlett-Packard Company (HP), alleging that their Microsoft Windows and HP NewWave computer programs infringe the Company's audiovisual copyrights protecting the Macintosh user interface. On August 24, 1993, the district court entered final judgment for Microsoft and HP, dismissing the Company's action.

On September 21, 1993, the Court denied defendants' motions for an award of full defense costs and attorneys' fees under 17 U.S.C. Section 505, but allowed defendants to renew their motions should the Supreme Court alter the standard for the award of attorneys' fees in copyright cases in the case of Fogerty v. Fantasy, Inc., 114 S. Ct. 1023 (1994).
            ------------------

On September 20, 1993, the Company appealed the case to the U.S. Court of Appeals for the Ninth Circuit. On September 24, 1994, the Court of Appeals issued its decision affirming the district court judgment on the merits but remanding the case on the issue of attorney's fees in light of the Fogerty decision. The Company plans to file a petition for a writ of
    -------                                                       -------
certiorari  in the Supreme Court of the United States.
- ----------

In re Apple Securities Litigation (1993)
In 1993, a number of civil class action complaints relating to the June 1993 drop in price of Apple stock were filed in U.S. District Court against the Company and certain of its officers and directors, alleging violations of federal securities laws for alleged material misrepresentations and omissions of fact concerning the Company's business. The cases were subsequently consolidated into In re Apple
                                                            -------------
Securities  Litigation, Civ. No. C-93-20521-RPA(EAI).  These  suits  were
- ----------------------
filed on behalf of the named plaintiffs and all others who purchased the Company's common stock between October 15, 1992, and July 15, 1993. Plaintiffs seek an award of damages according to proof, with interest.

1993 State Court Shareholders Action
In 1993, certain derivative class action complaints relating to the June 1993 drop in price of Apple stock were filed against the Company, as nominal defendant, and certain of its officers and directors. The suits allege violations of California law. On September 28, 1993, all parties entered into a stipulation that consolidated the derivative actions and stayed them in their entirety until the conclusion of the 1993 class action litigation.

Lemelson v. Apple
On September 25, 1992, Jerome Lemelson filed a complaint against the Company in the U.S. District Court, District of Nevada, which complaint was amended on April 8, 1993, alleging infringement of two patents relating to information storage and retrieval systems. Mr. Lemelson seeks injunctive relief, damages in an unspecified amount, and an award of attorneys' fees and costs. The case is set for trial in January 1995.

Grant v. Apple
On February 11, 1993, Richard B. Grant filed a complaint against the Company in the U.S. District Court for the Central District of California alleging infringement of a natural-language patent. This matter has been resolved.

The Company believes the suits cited above to be without merit and intends to vigorously defend against these actions. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flow could be materially affected in a particular period.

Industry Segment and Geographic Information

The Company operates in one principal industry segment: the design, manufacture, and sale of personal computing products. The Company's products are sold primarily to the business, education, home, and government markets.

Geographic financial information is as follows:

                                                             (In thousands)
                                          1994          1993          1992
Net sales to unaffiliated
 customers:
  United States                    $ 4,982,298   $ 4,387,674   $ 3,885,042
  Europe                             2,096,257     2,001,593     2,017,840
  Pacific                            1,581,571     1,075,711       716,517
  Other countries                      528,622       511,976       467,143
    Total net sales                $ 9,188,748   $ 7,976,954   $ 7,086,542

Transfers between geographic
 areas (eliminated in
 consolidation):
  United States                    $   408,635   $   420,323   $   458,167
  Europe                               234,011       262,554       246,745
  Pacific                            1,633,413     1,772,440     1,156,433
  Other countries                           --         2,160         1,237
    Total transfers                $ 2,276,059   $ 2,457,477   $ 1,862,582

Operating income (loss):
  United States                    $    45,292   $ (253,499)   $   245,810
  Europe                               263,190        79,440       301,865
  Pacific                              197,318       262,426       227,183
  Other countries                       22,876        24,146        18,998
  Eliminations                         (6,402)       (2,175)        11,952
  Corporate income (expense), net     (21,988)        29,321        49,634
    Income before income taxes     $   500,286   $   139,659   $   855,442

Identifiable assets:
  United States                    $ 2,317,192   $ 2,534,545   $ 1,536,705
  Europe                               814,670       973,741       767,765
  Pacific                              796,803       637,857       341,200
  Other countries                      165,193       161,332       115,272
  Eliminations                        (58,372)      (49,838)      (43,716)
  Corporate assets                   1,267,260       913,775     1,506,467
    Total assets                   $ 5,302,746   $ 5,171,412   $ 4,223,693

"Other countries" consists of Canada and Australia. Prior year amounts have been restated to conform to the current year presentation.
Net sales to unaffiliated customers is based on the location of the customers. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Operating income (loss) by geographic area consists of total net sales less operating expenses, and does not include an allocation of general corporate expenses. The restructuring charge and adjustment recorded in 1993 and 1994, respectively, are included in the calculation of operating income (loss) for each geographic area. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents, joint venture investments, and short-term investments.

Selected Quarterly  Financial Information (Unaudited)

                     (Tabular amounts in thousands, except per share amounts)

                       Fourth          Third          Second           First
                      Quarter        Quarter         Quarter         Quarter
1994
Net sales         $2,493,286      $2,149,908      $2,076,700      $2,468,854
Gross margin      $  678,873      $  573,872      $  499,064      $  592,024
Net income        $  114,655      $  138,101      $   17,404      $   40,018
Earnings per
 common and common
 equivalent share $     0.95      $     1.16      $     0.15      $     0.34
Cash dividends
 declared per
 common share     $     0.12      $     0.12      $     0.12      $     0.12
Price range per
 common share     $36 3/8-$26 1/8 $33 1/2-$25 1/8 $38 1/8-$29 1/4 $34-$22 1/2

1993
Net sales         $2,140,789      $1,861,979      $1,973,894      $2,000,292
Gross margin      $  550,428      $  606,004      $  760,763      $  810,925
Net income (loss) $    2,664      $(188,316)      $  110,900      $  161,341
Earnings (loss) per
 common and common
 equivalent share $     0.02      $   (1.63)      $     0.92      $     1.33
Cash dividends
 declared per
 common share     $     0.12      $     0.12      $     0.12      $     0.12
Price range per
 common share     $40 1/8-$24 1/4 $58 3/4-$39 5/8 $65-$52 3/4   $60 5/8-$43 3/8


At September 30, 1994, there were 32,219 shareholders of record.

The Company began declaring quarterly cash dividends on its common stock in April 1987. The dividend policy is determined quarterly by the Board of Directors and is dependent on the Company's earnings, capital requirements, financial condition, and other factors.

The price range per common share represents the highest and lowest closing prices for the Company's common stock on the Nasdaq National Market during each quarter.

Net income for the third quarter of 1994 includes a restructuring adjustment that increased income by $127 million ($79 million, or $0.66 per share, after taxes). Net loss for the third quarter of 1993 includes a restructuring charge of $321 million ($199 million, or $ 1.72 per share, after taxes).



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding directors of the Registrant is set forth in the Proxy Statement under the heading "Information About Apple Computer, Inc.
- - Directors" and under the heading "Election of Directors", which information is hereby incorporated by reference. Information regarding executive officers of the Company found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

Item 11. Executive Compensation

Information regarding executive compensation is set forth in the Proxy Statement under the heading "Information About Apple Computer, Inc. - Director Compensation", "Information About Apple Computer, Inc. - Certain Relationships and Related Transactions", "Report of the Compensation Committee and Stock Option Committee of the Board of Directors on Executive Compensation", and "Information Regarding Executive Compensation", which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners  and Management

Information regarding security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Information About Apple Computer, Inc. - Security Ownership of Certain
Beneficial  Owners   and Management", which information  is  hereby
incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth in the Proxy Statement under the heading "Information About Apple Computer, Inc. - Director Compensation ", "Information About Apple Computer, Inc. - Certain Relationships and Related Transactions", and "Report of the Compensation Committee and Stock Option Committee of the Board of Directors on Executive Compensation - Compensation Committee Interlocks and Insider Participation", which information is hereby incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Items Filed as Part of Report:

 1. Financial Statements
       The financial statements of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

 2. Financial Statement Schedules
       The financial statement schedules of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

 3. Exhibits
       The exhibits listed under Item 14(c) are filed as part of this Form
       10-K.

(b) Reports on Form 8-K

       No Current Reports on Form 8-K were filed by Apple with the Securities and Exchange Commission during the fourth quarter of fiscal 1994.

(c) Exhibits

Exhibit
Number    Notes*       Description

 3.1     88-S3        Restated Articles of Incorporation, filed with the
                      Secretary of State of the State of California on January 27, 1988.

 3.2     90-2Q        Amendment to Restated Articles of Incorporation,
                      filed with the Secretary of State of the State of California on February 5, 1990.

 3.3     94/3Q        By-Laws of the Company, as amended through April 20,
                      1994.

 4.1     89-8A        Common Shares Rights Agreement dated as of May 15,
                      1989 between the Company and the First National Bank of Boston, as Rights Agent.

 4.2     94/2Q        Indenture dated as of February 1, 1994, between the
                      Company and Morgan Guaranty Trust Company of New York
                      (the "Indenture").

 4.3     94/2Q        Supplemental Indenture dated as of February 1, 1994,
                      among the Company, Morgan Guaranty Trust Company of
                      New York, as resigning trustee, and Citibank, N.A., as successor trustee.

 4.4     94/2Q        Officers' Certificate, without exhibits, pursuant to
                      Section 301 of the Indenture, establishing the terms of the Company's 6 1/2% Notes due 2004.

 4.5     94/2Q        Form of the Company's 6 1/2% Note due 2004.

 10.1    94/1Q        Credit Agreement between the Registrant and certain
                      lenders dated as of December 9, 1993.

 *   Footnotes appear on pages 47-48.
 ** Represents a management contract or compensatory plan or arrangement.

 10.A.1    93/3Q **     1981 Stock Option Plan, as amended.

 10.A.2    91K **       1987 Executive Long Term Stock Option Plan.

 10.A.3    91K **       Apple Computer, Inc. Savings and Investment Plan, as
                        amended and restated effective as of October 1, 1990.

 10.A.3-1  92K **       Amendment of Apple Computer, Inc. Savings and
                        Investment Plan dated March 1, 1992.

 10.A.4    88K**        Form of Director Warrant

 10.A.5    94/2Q **     1990 Stock Option Plan, as amended through January
                        26, 1994.

 10.A.6    91K **       Apple Computer, Inc. Employee Stock Purchase Plan,
                        as amended.

 10.A.7    **           1994 Senior / Executive Bonus Plan.

 10.A.8    91K **       Form of Indemnification Agreement between the
                        Registrant and each officer of the Registrant.

 10.A.9    90K **       Employment Agreement dated September 14, 1989
                        between the Registrant and Ian Diery.

 10.A.10   91K **       Employment Agreement dated May 18, 1989 between the
                        Registrant and Fred Forsyth.

 10.A.11   90K-10.A.10 **  Employment Agreement dated June 14, 1989 between the Registrant and Joseph A. Graziano.

 10.A.13   91K **       Employment Agreement dated February 21, 1991 between
                        the Registrant and Soren Olsson.

 10.A.14   91K **       Employment Agreement dated June 25, 1990 between the
                        Registrant and Robert Puette.

 10.A.15   91K **       Agreement dated April 12, 1991 between the
                        Registrant and Michael H. Spindler.

 10.A.15-1  93K-10.A.15 **    1993 Executive Restricted Stock Plan

 10.A.16   93K **       Separation Agreement dated October 14, 1993 between
                        the Registrant and John Sculley.

 10.A.17   93K **       Separation Agreement dated November 19, 1993 between
                        the Registrant and Albert A. Eisenstat.

 10.A.18   93K **       Separation Agreement and Consulting Services
                        Agreement dated October 15, 1993 and December 3,
                        1993, respectively, between the Registrant and Robert
                        Puette.

 *   Footnotes appear on pages 47-48.
 ** Represents a management contract or compensatory plan or arrangement.

 10.A.19   94/2Q **     Executive Severance Plan as amended and restated
                        effective as of July 1, 1993.

 10.B.1    88K-10.1     Master OEM Agreement dated as of January 26, 1988
                        between the Company and Tokyo Electric Co. Ltd.

 10.B.2    91-8K-2      Stock Purchase and Stockholder Agreement dated as of
                        September 30, 1991 among MDCA Corporation (later renamed to be "Taligent, Inc."), the Registrant and IBM.

 10.B.3    91-8K-3      Stock Purchase and Stockholder Agreement dated as of
                        September 30, 1991 among MDCB Corporation (later renamed to be "Kaleida Labs, Inc."), the Registrant and IBM.

 10.B.4    91-8K-4      Agreement for Licensing of IBM Compilers and Tools
                        dated as of September 30, 1991 between IBM and the Registrant for the Mac AIX Compiler.

 10.B.5    91-8K-5      Development and License Agreement dated as of
                        September 30, 1991 between IBM and the Registrant for Mac-on-AIX.

 10.B.6    91-8K-6      Agreement for Development and Licensing of AIX and
                        AIXwindows dated as of September 30, 1991 between IBM and the Registrant.

 10.B.7    91-8K-7      Know-how and Copyright License Agreement (Power PC
                        Architecture) dated as of September 30, 1991 between IBM and the Registrant.

 10.B.8    91-8K-8      Participation in the Customer Design Center by the
                        Registrant dated as of September 30, 1991 between IBM and the Registrant.

 10.B.9    91-8K-9      Agreement for Purchase of IBM Products (Original
                        Equipment Manufacturer) dated as of September 30,
                        1991 between IBM and the  Registrant.

 10.B.10   91-8K-10     Enterprise Interoperability Master Task Agreement
                        dated as of September 30, 1991 between the Registrant and IBM.

 10.B.11   91K          Agreement dated October 9, 1991 between Apple Corps
                        Limited and the  Registrant.

 10.B.12   92K          Microprocessor Requirements Agreement dated January
                        31, 1992 between the Registrant and Motorola, Inc.

 10.D.1    90/1Q        Lease Agreement dated November 15, 1988 between TGL
                        Associates and the Registrant, as amended by a Modification of Lease Agreement dated March 1, 1989.

 10.D.2    92K          Amended and Restated General Partnership Agreement
                        dated July 12, 1991 between ACI Real Properties, Inc.
                        and Sobrato Development Company #910.

 *   Footnotes appear on pages 47-48.
 ** Represents a management contract or compensatory plan or arrangement.

 10.D.2-1  92K          Agreement amending Cupertino Gateway Partners
                        General Partnership Agreement dated November 11, 1992.

 10.D.3    91/3Q        Lease Agreement (Building 1) dated July 12, 1991
                        between Cupertino Partners and the Registrant.

 10.D.3-1  92K          First Amendment of Lease (Building 1) dated November
                        11, 1992.

 10.D.4    (1)          Lease Agreement (Building 2) dated July 12, 1991
                        between Cupertino Gateway Partners and the Registrant.

 10.D.4-1  (2)          First Amendment of Lease (Building 2) dated November
                        11, 1992.

 10.D.5    (1)          Lease Agreement (Building 3) dated July 12, 1991
                        between Cupertino Gateway Partners and the Registrant.

 10.D.5-1  (2)          First Amendment of Lease (Building 3) dated November
                        11, 1992.

 10.D.6    (1)          Lease Agreement (Building 4) dated July 12, 1991
                        between Cupertino Gateway Partners and the Registrant.

 10.D.6-1  (2)          First Amendment of Lease (Building 4) dated November
                        11, 1992.

 10.D.7    (1)          Lease Agreement (Building 5) dated July 12, 1991
                        between Cupertino Gateway Partners and the Registrant.

 10.D.7-1  (2)          First Amendment of Lease (Building 5) dated November
                        11, 1992.

 10.D.8    (1)          Lease Agreement (Building 6) dated July 12, 1991
                        between Cupertino Gateway Partners and the Registrant.

 10.D.8-1  (2)          First Amendment of Lease (Building 6) dated November
                        11, 1992.

 11                     Computation of per share earnings.

 21                     Subsidiaries of the Company.

 23                     Consent of Independent Auditors.

 24                     Power of Attorney.

 27                     Financial Data Schedule











 *   Footnotes appear on pages 47-48.
 ** Represents a management contract or compensatory plan or arrangement.

NOTES
(1) Copies of these lease agreements have been omitted because they are substantially identical in all material respects to the Lease Agreement filed as Exhibit 10.D.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1991 except as set forth in Schedule I attached to such
              Exhibit 10.D.6.

(2) Copies of these amendments have been omitted because they are substantially identical in all material respects to the First Amendment to Lease Agreement filed as Exhibit 10.D.3-1.

88K Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 (the "1988 Form 10-K").

88-S3 Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (file no. 33-23317) filed July 27, 1988.

88K-10.1      Incorporated  by reference to Exhibit 10.1 to the  1988  Form
              10-K.   Confidential  treatment as to  certain  portions  of
              these agreements has been granted.

89-8A Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 26, 1989.

90/1Q Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1989.

90/2Q Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1990.

90K Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1990 (the "1990 Form 10-K").

90K-10.A.10   Incorporated  by  reference to Exhibit 10.A.10  of  the  1990
              Form 10-K.

91/3Q Incorporated by reference to Exhibit 10.D.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1991.

91K Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1991 (the "1991 Form 10-K").

91-8K-2 Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated October 15, 1991 (the "October 1991 Form 8-K").

91-8K-3       Incorporated  by reference to Exhibit 3 to the  October  1991
              Form 8-K.

91-8K-4       Incorporated  by reference to Exhibit 4 to the  October  1991
              Form 8-K.

91-8K-5       Incorporated  by reference to Exhibit 5 to the  October  1991
              Form 8-K.

91-8K-6       Incorporated  by reference to Exhibit 6 to the  October  1991
              Form 8-K.

91-8K-7       Incorporated  by reference to Exhibit 7 to the  October  1991
              Form 8-K.

91-8K-8       Incorporated  by reference to Exhibit 8 to the  October  1991
              Form 8-K.

91-8K-9       Incorporated  by reference to Exhibit 9 to the  October  1991
              Form 8-K.

91-8K-10      Incorporated  by reference to Exhibit 10 to the October  1991
              Form 8-K.

92K Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1992 (the "1992 Form 10-K").

93K Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 24,1993 (the "1993 Form 10-K").

93K-10.A.15   Incorporated  by  reference to Exhibit 10.A.15  to  the  1993
              Form 10-K.

93/3Q Incorporated by reference to Exhibit 10.A.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1993.

94/1Q Incorporated by reference to Exhibit 10.1 to the Company's quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

94/2Q Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1994.

94/3Q Incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1994.


(d)    Financial Statement Schedules

         See Item 14(a)(2) of this Form 10-K.

                                  (Exhibit 23)



                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-70449, 2-77563, 2-85095, 33-866, 33-23650, 33-
31075, 33-40877, 33-47596, 33-57092 and 33-57080) pertaining to the  1981 and 1990 Stock Option Plans, the Employee Stock Purchase Plan, the 1980 Key Employee Stock Purchase Plan, the 1986 Employee Incentive Stock Option Plan, the 1987 Executive Long Term Stock Option Plan, and the Form of Director Warrant of Apple Computer, Inc. and Form S-3 No. 33-62310 and in the related Prospectuses of our report dated October 17, 1994 with respect to the consolidated financial statements and schedules of Apple Computer, Inc. included in this Annual Report (Form 10-K) for the year ended September 30, 1994.








                                                     s/ Ernst & Young LLP
                                                        Ernst & Young LLP

San Jose, California
December 8, 1994

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APPLE COMPUTER, INC.
                                  (Registrant)

                           By: /s/ MICHAEL H. SPINDLER

                               MICHAEL H. SPINDLER
                      President and Chief Executive Officer
                                December 8, 1994

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael H. Spindler, Joseph A. Graziano, and Edward B. Stead, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ MICHAEL H. SPINDLER               /s/ JOSEPH A. GRAZIANO
MICHAEL H. SPINDLER                   JOSEPH A. GRAZIANO
President and                         Executive Vice President
Chief Executive Officer               and Chief Financial Officer
(Principal Executive Officer),        (Principal Financial Officer),
and Director                          and Director
December 8, 1994                      December 8, 1994

/s/ JEANNE SEELEY                     /s/ ARMAS C. MARKKULA, JR.
JEANNE SEELEY                         ARMAS C. MARKKULA, JR.
Vice President, Finance, and          Chairman of the Board
Corporate Controller                  and Director
December 8, 1994                      December 8, 1994

/s/ PETER O. CRISP                    /s/ BERNARD GOLDSTEIN
PETER O. CRISP                        BERNARD GOLDSTEIN
Director                              Director
December 8, 1994                      December 8, 1994

/s/ B. JURGEN HINTZ                   /s/ KATHERINE HUDSON
B. JURGEN HINTZ                       KATHERINE HUDSON
Director                              Director
December 8, 1994                      December 8, 1994



                                                              SCHEDULE II
                              APPLE COMPUTER, INC.
            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

NOTES RECEIVABLE FROM SHAREHOLDERS

(In thousands)


                  Balance at                          Balance
                  Beginning                           at End
Name of Debtor    of Period  Additions  Collections   of Period  Notes*


Year Ended
September 30,
1994               $    --   $    --     $    --      $  --

Year Ended
September 24,
1993               $    --   $    --     $    --      $  --

Year Ended
September 25,
1992

John Sculley       $ 1,836   $   775     $ 2,611      $  --      (1)(2)

The above Notes Receivable from Shareholders are presented as a deduction from shareholders' equity since they are related to the sale of Common Stock by the Company to officers, directors, and employees under stock option and purchase plans. Notes Receivable from Shareholders does not include accrued interest. The notes receivable are secured by a pledge of the shares issued, less the pro rata release by the Company of pledged shares based on the percentage of the principal amount of the notes paid. The notes bear interest at 6% per annum.


*Footnotes appear on page S-2.

                                                                SCHEDULE II
                                                                (continued)
OTHER ACCOUNTS RECEIVABLE

(In thousands)

                Balance at                        Amounts   Balance
                Beginning                         Written   at End
                of Period  Additions Collections  Off       of Period  Notes*


Year Ended
September 30,
1994            $    --    $   --     $    --      $   --     $  --

Year Ended
September 24,
1993

Donald Casey    $     4    $   --     $    --      $    4     $   --
Paul Gavarini       129        --          --         129         --
James Mullen         61        --          61          --         --
                $   194    $   --     $    61      $  133     $   --

Year Ended
September 25,
1992

Donald Casey    $     4     $  --     $    --      $   --     $    4
Paul Gavarini       129        --          --          --        129
James Mullen        123        --          62          --         61
John Sculley      2,412       962       3,374          --         --     (1)(2)
                $ 2,668     $ 962     $ 3,436      $   --     $  194



The above Other Accounts Receivable bore interest from 6% to 10% and were payable on various dates through April 1, 1994.

NOTES
(1) Director of the Company at the end of the period indicated.
(2) Executive Officer of the Company at the end of the period indicated.

                                                            SCHEDULE VIII

                              APPLE COMPUTER, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (In thousands)

                                     Charged to
Allowance for            Beginning   Costs and                  Ending
Doubtful Accounts:       Balance     Expenses   Deductions(1)   Balance

Year Ended
September 30,1994         $ 83,776     $ 25,654    $ 18,438      $ 90,992

Year Ended
September 24, 1993        $ 83,048     $ 26,292    $ 25,564      $ 83,776

Year Ended
September 25, 1992        $ 53,993     $ 37,805    $  8,750      $ 83,048







____________

(1) Represents amounts written off against the allowance, net of recoveries.

                                                              SCHEDULE IX


                              APPLE COMPUTER, INC.

                              SHORT-TERM BORROWINGS

                                 (In thousands)



                                                                    Weighted
                                              Maximum     Average    Average
      Category of                Weighted      Amount      Amount   Interest
       Aggregate                  Average Outstanding Outstanding       Rate
      Short-term       Year-end  Interest  During the  During the During the
    Borrowings(1)       Balance      Rate        Year    Year (2)   Year (3)


Year Ended September 30, 1994:

  Short-term Borrowings $ 292,200    5.0%   $1,178,000  $ 717,000       3.4%

Year Ended September 24, 1993:

  Short-term Borrowings $ 823,182    3.3%   $  999,567  $ 291,681       3.2%


Year Ended September 25, 1992:

  Short-term Borrowings $ 184,461    3.5%   $  245,000  $ 157,309       3.9%






__________

(1)   Short-term   represent   borrowings   under   various   borrowing
      arrangements, including bank borrowings and unsecured commercial paper borrowings.

(2) The average amount outstanding during the period was computed by dividing the sum of the daily balances of the period by the number of days in the period.

(3) The weighted average interest rate during the period was computed by dividing interest expense related to the borrowings by the average amount outstanding during the year.

                                                                SCHEDULE  X


                              APPLE COMPUTER, INC.

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 (In thousands)



                                 Fiscal Year Ended

                  September 30,    September 24,    September 25,
                      1994             1993             1992
Advertising        $  158,175        $  153,382       $  134,128





Advertising includes all direct costs of advertising in various media and outside advertising agencies.

Maintenance and repairs, taxes other than payroll and income taxes, amortization of intangible assets, and royalties are not reported as none of such items exceeded 1% of total net sales as shown in the related consolidated statements of income.

INDEX TO EXHIBITS

Exhibit
Index
Number    Notes        Description                                Page
3.1       (1)        Restated Articles of Incorporation, filed
                     with the Secretary of State of the State     43
                     of California on January 27, 1988.

3.2        (1)       Amendment to Restated Articles of
                     Incorporation, filed with the Secretary of
                     State of the State of California on          43
                     February 5, 1990.

3.3       (1)        By-Laws of the Company, as amended through   43
                     April 20, 1994.

4.1       (1)        Common Shares Rights Agreement dated as of
                     May 15, 1989 between the Company and the
                     First National Bank of Boston, as Rights     43
                     Agent.

4.2       (1)        Indenture dated as of February 1, 1994,
                     between the Company and Morgan Guaranty
                     Trust Company of New York (the               43
                     "Indenture").

4.3       (1)        Supplemental Indenture dated as of
                     February 1, 1994, among the Company,
                     Morgan Guaranty Trust Company of New York,   43
                     as resigning trustee, and Citibank, N.A., as successor trustee.

4.4       (1)        Officers' Certificate, without exhibits,
                     pursuant to Section 301 of the Indenture,
                     establishing the terms of the Company's 6    43
                     1/2% Notes due 2004.

4.5       (1)        Form of the Company's 6 1/2% Note due        43
                     2004.

10.1      (1)        Credit Agreement between the Registrant
                     and certain lenders dated as of December     43
                     9, 1993.

10.A.1    (1)        1981 Stock Option Plan, as                   44
                     amended.

10.A.2    (1)        1987 Executive Long Term Stock Option        44
                     Plan.

10.A.3    (1)        Apple Computer, Inc. Savings and
                     Investment Plan, as amended and restated     44
                     effective as of October 1, 1990.

10.A.3-1  (1)        Amendment of Apple Computer, Inc. Savings
                     and Investment Plan dated March 1, 1992.     44

10.A.4    (1)        Form of Director Warrant                     44

10.A.5    (1)        1990 Stock Option Plan, as amended through   44
                     January 26, 1994.

10.A.6    (1)        Apple Computer, Inc. Employee Stock
                     Purchase Plan, as amended.                   44

10.A.7               1994 Senior / Executive Bonus Plan.          60

(1) Incorporated by reference at page indicated.

Exhibit
Index
Number    Notes        Description                                Page
10.A.8    (1)        Form of Indemnification Agreement between
                     the Registrant and each officer of the       44
                     Registrant.

10.A.9    (1)        Employment Agreement dated September 14,
                     1989 between the Registrant and Ian Diery.   44

10.A.10   (1)        Employment Agreement dated May 18, 1989
                     between the Registrant and Fred Forsyth.     44

10.A.11   (1)        Employment Agreement dated June 14, 1989
                     between the Registrant and Joseph A.         44
                     Graziano.

10.A.13   (1)        Employment Agreement dated February 21,
                     1991 between the Registrant and Soren        44
                     Olsson.

10.A.14   (1)        Employment Agreement dated June 25, 1990
                     between the Registrant and Robert Puette.    44

10.A.15   (1)        Agreement dated April 12, 1991 between the
                     Registrant and Michael H. Spindler.          44

10.A.15-  (1)        1993 Executive Restricted                    44
1                    Stock Plan

10.A.16   (1)        Separation Agreement dated October 14,
                     1993 between the Registrant and John         44
                     Sculley.

10.A.17   (1)        Separation Agreement dated November 19,
                     1993 between the Registrant and Albert A.    44
                     Eisenstat.

10.A.18   (1)        Separation Agreement and Consulting
                     Services Agreement dated October 15, 1993
                     and December 3, 1993, respectively,          44
                     between the Registrant and Robert Puette.

10.A.19   (1)        Executive Severance Plan as amended and
                     restated effective as of July 1, 1993.       45

10.B.1    (1)        Master OEM Agreement dated as of January
                     26, 1988 between the Company and Tokyo       45
                     Electric Co. Ltd.

10.B.2    (1)        Stock Purchase and Stockholder Agreement
                     dated as of September 30, 1991 among MDCA
                     Corporation (later renamed to be             45
                     "Taligent, Inc."), the Registrant and IBM.

10.B.3    (1)        Stock Purchase and Stockholder Agreement
                     dated as of September 30, 1991 among MDCB
                     Corporation (later renamed to be "Kaleida    45
                     Labs, Inc."), the Registrant and IBM.

(1) Incorporated by reference at page indicated.

Exhibit
Index
Number    Notes        Description                                Page

10.B.4    (1)        Agreement for Licensing of IBM Compilers
                     and Tools dated as of September 30, 1991
                     between IBM and the Registrant for the Mac   45
                     AIX Compiler.

10.B.5    (1)        Development and License Agreement dated as
                     of September 30, 1991 between IBM and the    45
                     Registrant for Mac-on-AIX.

10.B.6    (1)        Agreement for Development and Licensing of
                     AIX and AIXwindows dated as of September
                     30, 1991 between IBM and the Registrant.     45

10.B.7    (1)        Know-how and Copyright License Agreement
                     (Power PC Architecture) dated as of
                     September 30, 1991 between IBM and the       45
                     Registrant.

10.B.8    (1)        Participation in the Customer Design
                     Center by the Registrant dated as of
                     September 30, 1991 between IBM and the       45
                     Registrant.

10.B.9    (1)        Agreement for Purchase of IBM Products
                     (Original Equipment Manufacturer) dated as
                     of September 30, 1991 between IBM and the    45
                     Registrant.

10.B.10   (1)        Enterprise Interoperability Master Task
                     Agreement dated as of September 30, 1991     45
                     between the Registrant and IBM.

10.B.11   (1)        Agreement dated October 9, 1991 between
                     Apple Corps Limited and the Registrant.      45

10.B.12   (1)        Microprocessor Requirements Agreement
                     dated January 31, 1992 between the           45
                     Registrant and Motorola, Inc.

10.D.1    (1)        Lease Agreement dated November 15, 1988
                     between TGL Associates and the Registrant,
                     as amended by a Modification of Lease        45
                     Agreement dated March 1, 1989.

10.D.2    (1)        Amended and Restated General Partnership
                     Agreement dated July 12, 1991 between ACI
                     Real Properties, Inc. and Sobrato            45
                     Development Company #910.

10.D.2-1  (1)        Agreement amending Cupertino Gateway
                     Partners General Partnership Agreement       46
                     dated November 11, 1992.

10.D.3    (1)        Lease Agreement (Building 1) dated July
                     12, 1991 between Cupertino Partners and      46
                     the Registrant.

(1) Incorporated by reference at page indicated.

Exhibit
Index
Number    Notes        Description                                Page

10.D.3-1  (1)        First Amendment of Lease (Building 1)
                     dated November 11, 1992.                     46

10.D.4    (1)        Lease Agreement (Building 2) dated July
                     12, 1991 between Cupertino Gateway           46
                     Partners and the Registrant.

10.D.4-1  (1)        First Amendment of Lease (Building 2)
                     dated November 11, 1992.                     46

10.D.5    (1)        Lease Agreement (Building 3) dated July
                     12, 1991 between Cupertino Gateway           46
                     Partners and the Registrant.

10.D.5-1  (1)        First Amendment of Lease (Building 3)
                     dated November 11, 1992.                     46

10.D.6    (1)        Lease Agreement (Building 4) dated July
                     12, 1991 between Cupertino Gateway           46
                     Partners and the Registrant.

10.D.6-1  (1)        First Amendment of Lease (Building 4)
                     dated November 11, 1992.                     46

10.D.7    (1)        Lease Agreement (Building 5) dated July
                     12, 1991 between Cupertino Gateway           46
                     Partners and the Registrant.

10.D.7-1  (1)        First Amendment of Lease (Building 5)
                     dated November 11, 1992.                     46

10.D.8    (1)        Lease Agreement (Building 6) dated July
                     12, 1991 between Cupertino Gateway           46
                     Partners and the Registrant.

10.D.8-1  (1)        First Amendment of Lease (Building 6)
                     dated November 11, 1992.                     46

11                   Computation of per share earnings.           68

21                   Subsidiaries of the Company.                 69

23                   Consent of Independent Auditors.             49

24                   Power of Attorney.                           50

27                   Financial Data Schedule.                     70

(1) Incorporated by reference at page indicated.