Form 10-Q
period 1994-12-30
APPLE COMPUTER INC
filed 1995-02-09
CIK 320193

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

          For the quarterly period ended December 30, 1994 or

          [   ]      Transition report pursuant to Section 13 or  15(d)  of
               the Securities Exchange Act of 1934

          For the transition period from __________ to __________

                         Commission file number 0-10030

                              APPLE COMPUTER, INC.
             (Exact name of Registrant as specified in its charter)


         CALIFORNIA                              94-2404110,
[State or other jurisdiction          [I.R.S. Employer Identification No.]
 of incorporation or organization]



          1 Infinite Loop
        Cupertino California                      95014
[Address of principal executive offices]       [Zip Code]


      Registrant's telephone number, including area code:  (408)  996-1010


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No   [ ]


   120,762,023 shares of Common Stock Issued and Outstanding as of
                       February 3, 1995

       PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                              APPLE COMPUTER, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in millions, except per share amounts)

                                                    THREE MONTHS ENDED


                                                December 30,    December 31,
                                                     1994            1993

Net sales                                           $ 2,832       $ 2,469

Costs and expenses:

Cost of sales                                         2,018         1,877
Research and development                                132           152
Selling, general and administrative                     415           375
Restructuring costs                                    (17)            --

                                                      2,548         2,404

Operating income                                        284            65
Interest and other income
  (expense), net                                         15            --

Income before provision for income taxes                299            65

Provision for income taxes                              111            25

Net income                                          $   188       $    40

Earnings per common and common
  equivalent share                                  $  1.55       $   .34

Cash dividends paid per common share                $   .12       $   .12

Common and common equivalent shares
  used in the calculations of
  earnings per share                            121,600,188   116,956,648


                             See accompanying notes.

                              APPLE COMPUTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (In millions)


                                              December 30,      September 30,
                                                    1994              1994
                                               (Unaudited)
Current assets:

Cash and cash equivalents                          $ 1,148        $ 1,203
Short-term investments                                 439             55
Accounts receivable, net of allowance for
  doubtful accounts of $93 ($91 at September
  30, 1994)                                          1,599          1,581
Inventories:
  Purchased parts                                      455            469
  Work in process                                      167            207
  Finished goods                                       462            412
                                                     1,084          1,088

Deferred tax assets                                    269            293
Other current assets                                   179            256

  Total current assets                               4,718          4,476

Property, plant, and equipment:

Land and buildings                                     489            484
Machinery and equipment                                584            573
Office furniture and equipment                         154            158
Leasehold improvements                                 235            237
                                                     1,462          1,452

Accumulated depreciation and amortization            (801)          (785)

  Net property, plant, and equipment                   661            667

Other assets                                           154            160

                                                   $ 5,533        $ 5,303


                             See accompanying notes.

                              APPLE COMPUTER, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                              (Dollars in millions)


                                              December 30,    September 30,
                                                    1994             1994
                                               (Unaudited)
Current liabilities:

Short-term borrowings                             $    209     $    292
Accounts payable                                       956          882
Accrued compensation and employee benefits             129          137
Accrued marketing and distribution                     275          178
Accrued restructuring costs                             32           58
Other current liabilities                              334          397

  Total current liabilities                          1,935        1,944

Long-term debt                                         304          305
Deferred tax liabilities                               732          671

Shareholders' equity:

Common stock, no par value; 320,000,000
  shares authorized; 119,890,480 shares issued
  and outstanding at December 30, 1994
  (119,542,527 shares at September 30, 1994)           309          298
Retained earnings                                    2,270        2,096
Accumulated translation adjustment                    (17)         (11)

  Total shareholders' equity                         2,562        2,383

                                                   $ 5,533      $ 5,303

                             See accompanying notes.

                              APPLE COMPUTER, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
                                  (In millions)

                                                THREE MONTHS ENDED

                                             December 30,   December 31,
                                                   1994          1993
Cash and cash equivalents, beginning
of the period                                    $ 1,203       $   676

Operations:

Net income                                           188            40
Adjustments to reconcile net income to cash
    generated by operations:
    Depreciation and amortization                     38            43
    Net book value of property, plant, and
    equipment retirements                              5             7
Changes in assets and liabilities:
   Accounts receivable                              (18)           134
   Inventories                                         4           168
   Other current assets                              101            59
   Accounts payable                                   74           (3)
   Accrued restructuring costs                      (26)          (56)
   Accrued marketing and distribution                 97          (20)
   Other current liabilities                        (71)          (33)
   Deferred tax liabilities                           61            31
         Cash generated by operations                453           370

Investments:

Purchase of short-term investments                 (410)         (151)
Proceeds from sale of short-term investments          25           217
Purchase of property, plant, and equipment          (22)          (24)
Other                                               (12)          (34)
         Cash generated by (used for)
            investment activities                  (419)             8

Financing:

Decrease in short-term borrowings                   (83)          (71)
Decrease in long-term borrowings                     (1)           (2)
Increases in common stock, net of related
  tax benefits and changes in notes receivable
  from  shareholders                                   9             5
Cash dividends                                       (14)          (14)
         Cash used for financing activities          (89)          (82)


Total cash generated (used)                          (55)           296

Cash and cash equivalents, end of the period      $ 1,148       $   972

                             See accompanying notes.

                              APPLE COMPUTER, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 30, 1994, included in its Annual Report on Form 10-K for the year ended September 30, 1994 (the "1994 Form 10-K").

2. In the first quarter of 1995, the Company lowered its estimates of the total remaining costs associated with its restructuring plan initiated in the third quarter of 1993 and recorded an adjustment that increased income by $17 million ($11 million, or $0.09 per share, after taxes). This adjustment primarily reflected favorable cancellation settlements of certain R&D project commitments and facility leases and the completion of other actions at lower costs than originally estimated.

   At December 30, 1994, the Company had $32 million of accrued restructuring costs for actions that are currently under way. Approximately $26 million in charges to the accrual are expected to be incurred during the remainder of 1995 with the remaining $6 million to be incurred beyond 1995. Charges to be incurred beyond 1995 relate primarily to recurring payments under certain noncancelable operating leases.

   The following table depicts a roll-forward reconciliation of the activity in the restructuring accrual balance from September 30, 1994 to December 30, 1994:

                                                               (In millions)

                                 Balance at                        Balance at
Category                         September                         December
                                 30, 1994   Charges   Adjustments  30, 1994

Employee termination payments (C)    $ 11     $  2         $  5        $  4
Provisions relating to employees
  who will not be terminated (C)        4        *            1           3
Termination payments for leases
  and other contracts (C)              20        3            1          16
Write-down of operating  assets
  to be sold (N)                        1        *            1          --
Provisions for litigation (C)           2        1           --           1
R&D project cancellations (C)           6        *            5           1
Other provisions and write-downs (B)   13        2            4           7
1991 accrued restructuring costs (B)    1        1           --          --

                                     $ 58     $  9         $ 17        $ 32

C: Cash; N: Noncash; B: Both cash and noncash;
*:  Less than $1 million

3. Effective October 1, 1994, the Company adopted Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities". In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of the change was not material to shareholders' equity as of October 1, 1994. Under FAS 115, debt securities that a company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that a company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. Generally, unrealized holding gains and losses on securities classified as available-for-sale are carried as a component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.

   The Company's cash equivalents consist primarily of certificates of deposit, time deposits and commercial paper with maturities of three months or less at the date of purchase. Short-term investments consist principally of commercial paper with maturities between three and twelve months. As of December 30, 1994, the Company's cash equivalents and short-term investments are classified as available-for-sale. The related unrealized gains and losses on the available-for-sale securities are not material to shareholders' equity as of December 30, 1994. The Company did not realize any material gains or losses, either individually or in the aggregate, on sales of available-for-sale securities during the three months ended December 30, 1994.

4. U.S. income taxes have not been provided on a cumulative total of $360 million of undistributed earnings of the Company's foreign subsidiaries. It is intended that these earnings will be indefinitely invested in operations outside the United States. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely invested earnings, the Company provides for federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

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

6. Certain prior year amounts on the consolidated statements of cash flows have been reclassified to conform to the current period presentation.

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

Results of Operations

                                    First          First
                                  Quarter        Quarter
                                     1995           1994    Change

Net sales                       $   2,832     $   2,469      14.7%
Gross margin                    $     814     $     592      37.5%
  Percentage of net sales           28.7%         24.0%
Operating expenses (excluding
  restructuring costs)          $     547     $     527       3.8%
  Percentage of net sales           19.3%         21.4%
Restructuring costs             $    (17)            --         --
  Percentage of net sales           -0.6%
Net income                      $     188     $      40     370.0%
Earnings per share              $    1.55     $    0.34     355.9%

Net sales for the first quarter of 1995 increased over the comparable period of 1994, resulting primarily from a shift in product mix towards the
Company's   higher   margin   products  within   each   product   category.
Specifically, the Company recorded strong sales of its Performa(registered trademark) 630, and of products within the Power Macintosh(trademark) family and PowerBook(registered trademark) 500 series of personal computers. Increased sales of these products contributed to an increase in the average aggregate revenue per Macintosh(registered trademark) computer unit of approximately 26% in the first quarter of 1995 over the comparable period of 1994. Despite an increase in net sales, total Macintosh computer unit sales remained relatively flat in the first quarter of 1995 over the comparable period of 1994, when unit growth increased 40% over the comparable period of 1993. Unit sales growth resulting from strong sales of the Company's Power Macintosh products and newer product offerings within the Performa family of desktop personal computers was almost completely offset by a reduction in sales of certain products within the Company's PowerBook family of notebook-sized personal computers and certain of the Company's older product offerings.

International net sales grew 19% in the first quarter of 1995 over the comparable period of 1994, primarily reflecting strong net sales growth in the Pacific region, particularly Japan. Net sales for the first quarter of 1995 grew moderately in Europe over the comparable period of 1994. International net sales represented 47% of total net sales for the first quarter of 1995, compared with 45% for the corresponding period of 1994. Domestic net sales grew 11% in the first quarter of 1995 over the comparable period of 1994, primarily resulting from strong growth in the consumer market, and to a lesser extent, from growth in the business market.

The Company has historically experienced increased net sales in its first and fourth quarters, compared with other quarters in its fiscal year, due to holiday demand for and calendar year-end buying of some of its products. The Company does not, however, consider its business to be highly seasonal.

In general, the Company's resellers typically purchase products on an as-needed basis due to the Company's distribution strategy, which is designed to expedite the filling of orders. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog") can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. However, products may be in relatively short supply from time to time until production volumes have reached a level sufficient to meet demand or if other production or fulfillment constraints exist. The Company's backlog increased slightly to approximately $670 million at February 3, 1995, from approximately $663 million at December 2, 1994.

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following introduction of new products because of over-ordering by dealers anticipating shortages. Backlog often is reduced sharply once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, as well as other factors affecting the Company's backlog, backlog should not be considered a reliable indicator of the Company's future revenue or financial performance. Further information regarding the Company's backlog may be found under Part I, Item 2 of this Form 10-Q under the heading "Factors that May Affect Future Results and Financial Condition", which information is hereby incorporated by reference.

Gross Margin

Gross margin increased both in amount and as a percentage of net sales during the first quarter of 1995 over the comparable period of 1994. The increase in gross margin as a percentage of net sales was primarily a result of a shift in product mix towards the Company's higher margin products within each product category which included strong sales of the Company's entry level Macintosh Performa 630, and of products within its Power Macintosh family and its PowerBook 500 series of personal computers.

The increase in gross margin levels in the first quarter of 1995 over the comparable period of 1994 was affected somewhat favorably by changes in foreign currency exchange rates as a result of a weaker U.S. dollar relative to certain foreign currencies during such period. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

Although the Company's gross margin percentage was 28.7% for the first quarter of 1995, resulting primarily from strong sales of Power Macintosh computers and the PowerBook 500 series of notebook personal computers, it is anticipated that gross margins will remain under pressure and could fall below prior years' levels worldwide due to a variety of factors, including continued industrywide pricing pressures, increased competition, and compressed product life cycles.

Research and Development            First       First
                                  Quarter      Quarter
                                     1995        1994       Change

Research and development        $  132       $  152         -13.2%
Percentage of net sales           4.7%         6.2%

Research and development expenditures decreased both in amount and as a percentage of net sales in the first quarter of 1995 when compared with the corresponding period of 1994. This decrease primarily reflects lower product development expenditures resulting from the Company's restructuring actions aimed at reducing costs as well as fewer new product introductions in the first quarter of 1995 compared with the corresponding period of 1994.

The Company believes that continued investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products. The Company anticipates that research and development expenditures will increase in amount and as a percentage of net sales as a result of additional projects scheduled to begin in the later quarters of 1995.

                                    First       First
                                  Quarter      Quarter
Selling, General and                 1995        1994       Change
Administrative
Selling, general and
 administrative                   $   415     $   375       10.7%
Percentage of net sales             14.7%       15.2%

Selling, general and administrative expenses increased in amount in the first quarter of 1995 when compared with the corresponding period of 1994. This increase was primarily a result of increased advertising and channel marketing program spending as the Company continued its efforts to expand market share. Selling, general and administrative expenses decreased as a percentage of net sales in the first quarter of 1995 when compared with the corresponding period of 1994, as a result of an increase in the level of net sales and the Company's ongoing efforts to manage operating expense growth.

The Company will continue to face the challenge of managing selling, general and administrative expenses relative to gross margin levels, particularly in light of the Company's expectation of continued pressure on gross margin, and continued competitive pressures worldwide. The Company anticipates that selling, general and administrative expenses will decrease in amount during the remaining quarters of 1995, but will continue to be higher than 1994 levels.

Restructuring costs                 First       First
                                  Quarter     Quarter
                                     1995        1994      Change

Restructuring costs              $   (17)          --          --
Percentage of net sales            (0.6%)          --          --

For  information  regarding the Company's restructuring actions,  refer  to
Note  2  of  the Notes to Consolidated Financial Statements (Unaudited)  in
Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

Interest and Other Income           First       First
(Expense), Net                    Quarter      Quarter
                                     1995        1994      Change

Interest and other income
  (expense), net                  $    15     $     0      100.0%

Interest and other income (expense), net increased by approximately $15 million in income in the first quarter of 1995 compared with the same period in 1994. Higher cash and short-term investment balances coupled with higher investment interest rates resulted in increased interest income of approximately $8 million. Other factors contributing to the increase in interest and other income (expense), net include a net gain from foreign exchange activity and a decrease in interest expense resulting from lower worldwide short-term borrowing balances.

Provision for Income Taxes          First       First
                                  Quarter      Quarter
                                     1995        1994      Change

Provision for income taxes        $   111       $  25     344.0%
Effective tax rate                    37%         38%

The information contained in Note 4 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this discussion.

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

Product Introductions and Transitions

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company frequently introduces new products and product enhancements. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, and the manufacturing of products in appropriate quantities to meet anticipated demand. Accordingly, the Company cannot determine the ultimate effect that new products will have on its sales or results of operations.

On March 14, 1994, the Company introduced Power Macintosh, a new line of Macintosh computers based on a new PowerPC family of RISC microprocessors. The Company's results of operations and financial condition may be adversely affected if it is unable to successfully complete the transition of its lines of personal computers and servers from the Motorola 68000 series of microprocessors to the PowerPC(registered trademark) microprocessor. The success of this ongoing transition will depend on the Company's ability to continue to sell products based on the Motorola 68000 series of microprocessors while gaining market acceptance of the new PowerPC processor-based products, to successfully manage inventory levels of both product lines simultaneously, and to continue to coordinate the
timely development and distribution  by independent   software  vendors  of
new  "native"  software   applications specifically designed for the PowerPC
processor-based products.

The rate of product shipments immediately following introduction of a new product is not necessarily an indication of the future rate of shipments for that product, which depends on many factors, some of which are not under the control of the Company. These factors may include initial large purchases by a small segment of the user population that tends to purchase new technology prior to its acceptance by the majority of users ("early adopters"); purchases in satisfaction of pent-up demand by users who anticipated new technology and as a result deferred purchases of other products; and over-ordering by dealers who anticipate shortages due to the aforementioned factors. The preceding may also be offset by other factors, such as the deferral of purchases by many users until new technology is accepted as "proven" and for which commonly used software products are available; and the reduction of orders by dealers once they believe they can obtain sufficient supply of product previously in backlog.

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

Competition

The personal computer industry is highly competitive and continues to be characterized by consolidations in the hardware and software industries,
aggressive pricing practices, and downward pressure on gross margins.   The
Company's results of operations and financial condition could be adversely affected should the Company be unable to effectively manage the impact of industrywide pricing pressures and continue to realize the anticipated cost-reduction benefits associated with the restructuring plan initiated in the third quarter of 1993.

The Company's future operating results and financial condition may also be affected by the Company's ability to offer customers competitive technologies while effectively managing the impact on inventory levels and the potential for customer confusion created by product proliferation.

On November 7, 1994, the Company reached an agreement with International Business Machines Corporation (IBM) and Motorola, Inc. on a new hardware reference platform for the PowerPC microprocessor that is intended to deliver a much wider range of operating system and application choices for computer customers. As a result of this agreement, the Company intends to make the Macintosh operating system available on the common platform. Accordingly, the Company's future operating results and financial condition may be affected by its ability to implement this and certain other collaboration agreements entered into, and to manage the associated competitive risk.

The Company's future operating results and financial condition may also be affected by the Company's ability to increase market share in its personal computer business. Although the Company recently announced the licensing of the Macintosh operating system to other personal computer vendors, it is currently the only maker of hardware that uses the Macintosh operating system, and it has a minority market share in the personal computer market, which is dominated by makers of computers that run the MS-DOS(registered trademark) and Microsoft Windows(trademark) operating systems. Certain of the Company's personal computer products are capable of running application software designed for the MS-DOS or Windows operating system, through software emulation of Intel Corporation microprocessor chips by use of software specifically designed for the Company's products, either those based on the Motorola 68000 series of microprocessors or those based on the PowerPC microprocessor. The Company also recently introduced products which include both the RISC-based PowerPC 601 microprocessor and the 486 DX2/66 microprocessor which enable users to switch between Macintosh and DOS computing environments. In addition, as a result of the collaboration agreement noted in the preceding paragraph, the Company believes it may have the opportunity to increase its market share in the personal computer business as the Macintosh operating system becomes available on computers based on the new hardware reference platform.

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

In an effort to increase overall market share, the Company has commenced licensing the Macintosh operating system to other personal computer vendors. The Company anticipates that the licensing activities will result in a variety of these vendors bringing to market personal computers that will run application software based on the Macintosh operating system. The Company also believes that licensing will offer software vendors a broader installed base on which they can develop and provide technical innovations for the Macintosh platform, but there can be no assurance on the number of or the rate at which vendors will bring to market application software based on the Macintosh operating system. Accordingly, the Company cannot determine the ultimate effect that licensing of the Macintosh operating system will have on its sales or results of operations.

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

To mitigate the short-term impact of fluctuating currency exchange rates on the Company's non-U.S. dollar-based sales, product procurement, and operating expenses, the Company regularly hedges its non-U.S. dollar-based exposures. Specifically, the Company enters into foreign exchange forward and option contracts to hedge firmly committed transactions. Currently, hedges of firmly committed transactions do not extend beyond one year. The Company also purchases foreign exchange option contracts to hedge certain other probable, but not firmly committed transactions. Hedges of probable, but not firmly committed transactions do not extend beyond one year. To reduce the costs associated with these ongoing foreign exchange hedging programs, the Company also regularly sells foreign exchange option contracts and enters into certain other foreign exchange transactions. All foreign exchange forward and option contracts not accounted for as hedges, including all transactions intended to reduce the costs associated with the Company's foreign exchange hedging programs, are carried at fair value and are adjusted on each balance sheet date for changes in exchange rates.

While the Company is exposed with respect to fluctuations in the interest rates of many of the world's leading industrialized countries, the Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments as well as interest paid on its short-term borrowings and long-term debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company has entered into interest rate swap and option transactions. Certain of these swaps are intended to better match the Company's floating-rate interest income on its cash, cash equivalents, and short-term investments with the fixed-rate interest expense on its long-term debt. The Company also enters into interest rate swap, swaption, and option transactions in order to extend the effective duration of a portion of its cash, cash equivalent, and short-term investment portfolios. These swaps may extend the Company's cash investment horizon up to a maximum effective duration of three years.

To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the nonhedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap, swaption, and option positions on a stand-alone basis and in conjunction with its underlying foreign currency- and interest rate-related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities, there can be no assurance that the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. As such, the Company's operating results and financial position may be adversely affected.

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

Certain of the Company's products include components which are manufactured by suppliers located in Japan. As a result of the January 17, 1995 earthquake in Kobe, Japan, supplies of these components may be constrained due to potential damage to facilities of the Company's direct suppliers and their source suppliers located in or around the earthquake area. However, at the date of this Form 10-Q, the full impact of the damage to facilities and supply chains is not known, and as a result, the Company cannot fully determine the effect of the earthquake on its future operating results and financial condition.

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

Liquidity and Capital Resources
                                              First
                                             Quarter
                                               1995

Cash,  cash  equivalents and short-term
  investments, net of short-term
  borrowings                                $ 1,378

Cash generated by operations                $   453

Cash used for investment activities,
  excluding short-term investments          $    34

Cash used for financing activities          $    89

The Company's financial position with respect to cash, cash equivalents and short-term investments, net of short-term borrowings increased to $1,378 million at December 30, 1994 from $966 million at September 30, 1994. This increase was primarily attributable to the Company's continued efforts to increase profit levels and to manage working capital, particularly in the areas of inventory and accounts receivable.

Cash generated by operations during the first three months of 1995 totaled $453 million. Cash was generated primarily by higher sales levels related to a shift in product mix towards higher-margin products which typically have higher average selling prices.

Net cash used for the purchase of property, plant and equipment totaled approximately $22 million during the first quarter of 1995. These purchases primarily included manufacturing machinery and equipment. The Company anticipates that capital expenditures in 1995 will be relatively consistent with 1994 expenditures of $160 million.

Short-term borrowings at December 30, 1994 were approximately $83 million lower than at September 30, 1994, as commercial paper borrowing activity decreased due to the increased level of cash generated by operations. In general, the Company's short-term borrowings reflect borrowings made under its commercial paper program and short-term uncommitted bid-line arrangements with certain commercial banks. In particular, Apple Japan, Inc., a wholly owned subsidiary of the Company, incurred short-term yen-denominated borrowings from several Japanese banks during 1994, the balance of which aggregated the U.S. dollar equivalent of approximately $209 million at December 30, 1994.

Long-term borrowings of $304 million at December 30, 1994 remained consistent with the balance at September 30, 1994. Substantially the entire amount of long-term borrowings represents $300 million aggregate principal amount of 6.5% unsecured notes issued under an omnibus shelf registration statement filed with the Securities and Exchange Commission in 1994. This shelf registration covers the registration of debt and other securities for an aggregate offering price of up to $500 million. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to page 39 of the Company's 1994 Annual Report on Form 10-K under the subheading "Litigation" for a discussion of certain litigation
involving   Microsoft   Corporation  and  Hewlett-Packard   Company;   1993
Securities and State Court Shareholders Action Litigation; and litigation involving a complaint filed by Jerome Lemelson.

In the case of Apple Computer, Inc. v. Microsoft Corporation and Hewlett-Packard Company, the Company filed a petition for a writ of certiorari in
                                                     ------------------
the Supreme Court of the United States on December 19, 1994.

On December 9, 1994, Lemelson v. Apple Computer, Inc. was resolved.

The Company continues to believe the pending suits cited above, in which the Company is a defendant, to be without merit and intends to vigorously defend against these actions. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

         Exhibit
          Number      Description

            3.3 By-Laws of the Company, as amended through November 2, 1994

            11        Computation of per share earnings

            27        Financial Data Schedule

b) Reports on Form 8-K

   None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.















                               APPLE COMPUTER, INC.
                                  (Registrant)








DATE:   February 8, 1995       BY /s/ Joseph A. Graziano

                                 Joseph A. Graziano
                                 Executive Vice President and
                                 Chief Financial Officer

                              APPLE COMPUTER, INC.

                                INDEX TO EXHIBITS


  Exhibit    Description                                 Page Number
   Index


    3.3      By-Laws  of  the Company, as  amended           18
             through November 2, 1994


    11       Computation of per share earnings               38

    27       Financial Data Schedule                         39