Form 10-Q
period 1995-03-31
APPLE COMPUTER INC
filed 1995-05-15
CIK 320193

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

          For the quarterly period ended March 31, 1995 or

          [   ]      Transition report pursuant to Section 13 or  15(d)  of
               the Securities Exchange Act of 1934

          For the transition period from __________ to __________

                         Commission file number 0-10030

                              APPLE COMPUTER, INC.
             (Exact name of Registrant as specified in its charter)


 (CALIFORNIA,[State or other       (94-2404110,[I.R.S. Employer
         jurisdiction)                  Identification No.])
      of incorporation or
         organization]


        1 Infinite Loop
          Cupertino                    (95014,[Zip Code])
    California,[Address of
 principal executive offices]

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

Yes  [X]  No   []


121,158,498 shares of Common Stock Issued and Outstanding as of May 5, 1995




   ___________________________________________________________________________

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                              APPLE COMPUTER, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in millions, except per share amounts)



                            THREE MONTHS ENDED        SIX MONTHS ENDED


                            March 31,    April 1,    March 31,    April 1,
                                 1995        1994         1995        1994

Net sales                    $  2,652    $  2,077     $  5,484    $  4,546

Costs and expenses:

Cost of sales                   1,957       1,578        3,975       3,455
Research and development          143         134          275         286
Selling, general and              386         330          801         705
administrative
Restructuring costs                --          --         (17)          --

                                2,486       2,042        5,034       4,446

Operating income                  166          35          450         100
Interest and other income
   (expense), net                 (50)         (7)         (35)         (7)

Income before provision           116          28          415          93
for income taxes
Provision for income               43          11          154          36
taxes

Net income                 $       73 $        17    $     261   $      57

Earnings per common and
common equivalent share    $      .59 $       .15    $    2.14   $     .49

Cash dividends paid per
common share               $      .12 $       .12   $      .24   $     .24

Common and common
equivalent shares used in
the calculations of
earnings per share (in
thousands)		      122,644     118,944      122,122     117,950

                             See accompanying notes.

                              APPLE COMPUTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (In millions)


                                                 March 31,   September 30,
                                                      1995            1994
                                               (Unaudited)

Current assets:

Cash and cash equivalents                         $  1,375       $  1,203
Short-term investments                                 611             55
Accounts receivable, net of allowance for
doubtful accounts of $97 ($91 at September           1,633          1,581
30, 1994)
Inventories:
  Purchased parts                                      429            469
  Work in process                                      161            207
  Finished goods                                       394            412
                                                       984          1,088

Deferred tax assets                                    350            293
Other current assets                                   208            256

  Total current assets                               5,161          4,476

Property, plant, and equipment:

Land and buildings                                     481            484
Machinery and equipment                                605            573
Office furniture and equipment                         152            158
Leasehold improvements                                 216            237
                                                     1,454          1,452

Accumulated depreciation and amortization            (791)          (785)

  Net property, plant, and equipment                   663            667

Other assets                                           226            160

                                                  $  6,050       $  5,303







                             See accompanying notes.

                              APPLE COMPUTER, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                 (In millions)


                                                 March 31,   September 30,
                                                      1995            1994
                                               (Unaudited)

Current liabilities:

Short-term borrowings                             $    627     $    292
Accounts payable                                       854          882
Accrued compensation and employee benefits             138          137
Accrued marketing and distribution                     182          178
Accrued restructuring costs                             26           58
Other current liabilities                              416          397

  Total current liabilities                          2,243        1,944


Long-term debt                                         304          305
Deferred tax liabilities                               789          671

Shareholders' equity:

Common stock, no par value; 320,000,000
shares authorized; 121,093,059 shares issued
and outstanding at March 31, 1995
(119,542,527 shares at September 30, 1994)             339          298
Retained earnings                                    2,331        2,096
Accumulated translation adjustment                      44         (11)

  Total shareholders' equity                         2,714        2,383


                                                  $  6,050     $  5,303




                             See accompanying notes.

                              APPLE COMPUTER, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
                                  (In millions)

                                                   SIX MONTHS ENDED
                                               March 31,      April 1,
                                                    1995          1994

Cash and cash equivalents, beginning of the
period                                          $  1,203      $    676

Operations:

Net income                                           261            57
Adjustments to reconcile net income to cash
    generated by operations:
    Depreciation and amortization                     67            81
    Net book value of property, plant, and
      equipment retirements                            1            10
Changes in assets and liabilities:
   Accounts receivable                              (52)            39
   Inventories                                       104           220
   Other current assets                              (9)         (128)
   Accounts payable                                 (28)            19
   Accrued restructuring costs                      (32)          (80)
   Other current liabilities                          30            65
   Deferred tax liabilities                          118            70

         Cash generated by operations                460           353

Investments:

Purchase of short-term investments                 (928)         (171)
Proceeds from sale of short-term investments         372           367
Purchase of property, plant, and equipment          (52)          (99)
Other                                               (23)          (25)

         Cash generated by (used for)
           investment activities                   (631)            72

Financing:

Increase (decrease) in short-term borrowings         335         (332)
Increase (decrease) in long-term borrowings          (1)           298
Increases in common stock, net of related
   tax benefits and changes in notes receivable
   from shareholders                                  38            48
Cash dividends                                      (29)          (28)

         Cash generated by (used for)
           financing activities                      343          (14)

Total cash generated                                 172           411

Cash and cash equivalents, end of the period    $  1,375      $  1,087

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

   At March 31, 1995, the Company had $26 million of accrued restructuring costs for actions that are currently under way. Approximately $20 million in charges to the accrual are expected to be incurred during 1995 with the remaining $6 million incurred beyond 1995. Charges to be incurred beyond 1995 relate primarily to recurring payments under certain noncancelable operating leases.

   The following table depicts a roll-forward reconciliation of the activity in the restructuring accrual balance from September 30, 1994 to March 31, 1995:

                                                           (In millions)

                              Balance at                     Balance at
                            September 30,           Adjust-  March 31,
Category                             1994  Charges   ments       1995
Employee  termination
  payments (C)                      $ 11    $  4      $  5     $  2
Provisions relating to
  employees who will not be
  terminated (C)                       4       *         1        3
Termination payments for leases
  and other contracts (C)             20       6         1       13
Write-down of operating  assets
  to be sold (N)                       1       *         1       --
Provisions for litigation (C)          2       1        --        1
R&D project cancellations (C)          6       1         5       --
Other   provisions  and  write-
  downs (B)                           13       2         4        7
1991    accrued   restructuring
  costs (B)                            1       1        --       --

                                    $ 58    $ 15      $ 17     $ 26


C: Cash; N: Noncash; B: Both cash and noncash
*:  Less than $1 million

3. Interest and other income (expense), net, consists of the following:

                                                       (In millions)
                                           Three           Six
                                       Months Ended    Months Ended

                                       March  April    March  April
                                         31,     1,      31,     1,
                                        1995   1994     1995   1994

Interest income                         $ 26   $  8     $ 44  $  18
Interest expense                        (10)    (8)     (17)   (18)
Gain (loss) on foreign exchange
   instruments                          (52)      5     (44)     10
Net premiums and discounts earned
  (paid) on forward and option foreign
  exchange instruments                  (16)   (11)     (17)   (17)
Other income (expense), net                2    (1)      (1)     --
                                       $(50)   $(7)    $(35)   $(7)


4. Effective October 1, 1994, the Company adopted Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities". In accordance with FAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect of the change was not material to shareholders' equity as of October 1, 1994. Under FAS 115, debt securities that a company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that a company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either available-for-sale or trading and are carried at fair value. Generally, unrealized holding gains and losses on securities classified as available-for-sale are reported as a component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are included in earnings.

   The Company's cash equivalents consist primarily of certificates of deposit, time deposits and commercial paper with maturities of three months or less at the date of purchase. Short-term investments consist principally of commercial paper with maturities between three and twelve months. The Company's marketable equity securities consist of securities issued by U. S. corporations and are included in "Other assets" on the accompanying balance sheet. As of March 31, 1995, the Company's cash equivalents, short-term investments and marketable equity securities are classified as available-for-sale.

   The adjustments recorded to shareholders' equity for unrealized holding gains (losses) on available-for-sale cash equivalents and short term investments were not material either individually or in the aggregate, at March 31, 1995. The net adjustment recorded to shareholders' equity for unrealized holding gains (losses) related to marketable equity securities was an unrealized gain of approximately $40 million at March 31, 1995. The realized gains (losses) recorded to earnings on sales of available-for-sale securities, either individually or in the aggregate, were not material for the three and six months ended March 31, 1995.

5. U.S. income taxes have not been provided on a cumulative total of $372 million of undistributed earnings of the Company's foreign subsidiaries. It is intended that these earnings will be indefinitely invested in operations outside the United States. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely invested earnings, the Company provides for federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

   The Internal Revenue Service has proposed federal income tax deficiencies for the years 1984 through 1988, and the Company has made prepayments thereon. The Company has contested these alleged deficiencies and is pursuing administrative and judicial remedies. Management believes that adequate provision has been made for any adjustments that may result from these tax examinations.

6. Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares attributable to stock options outstanding during the period.

7. Certain prior year amounts on the consolidated statements of cash flows have been reclassified to conform to the current period presentation.

8. On January 25, 1995, the Board of Directors declared a cash dividend of $0.12 per share related to the Company's first fiscal quarter ended December 30, 1994. The dividend was distributed on March 10, 1995, to shareholders of record as of February 17, 1995. On April 27, 1995, the Board of Directors declared a cash dividend of $0.12 per share for the Company's second fiscal quarter ended March 31, 1995. The dividend is payable on June 23, 1995, to shareholders of record as of June 2, 1995.

9. The information set forth in Item 1 of Part II hereof is hereby incorporated by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The   following  information  should  be  read  in  conjunction  with   the
consolidated financial statements and notes thereto. All information is based on Apple's fiscal calendar.
(Tabular information: Dollars in millions, except per share amounts)

Results of Operations

                        Second Quarter                Six Months
                      1995     1994   Change       1995    1994   Change


Net sales          $ 2,652  $ 2,077    27.7%    $ 5,484 $ 4,546    20.6%
Gross margin       $   695  $   499    39.3%    $ 1,509 $ 1,091    38.3%
  Percentage of net  26.2%    24.0%               27.5%   24.0%
  sales
Operating expenses
  (excluding
  restructuring
  costs)           $   529  $   464    14.0%    $ 1,076 $   992     8.5%
Percentage of net
  sales              19.9%    22.4%               19.6%   21.8%
Restructuring costs     --       --       --    $  (17)      --       --
  Percentage of
  net sales             --       --               -0.3%      --
Interest and other
  income
  (expense),net    $  (50)   $  (7)   661.1%    $  (35)   $ (7)   422.4%
Net income         $    73   $   17   329.4%    $   261   $  57   357.9%
Earnings per share $  0.59   $ 0.15   293.3%    $  2.14   $0.49   336.7%



Net sales for the second quarter and first six months of 1995 increased over the comparable periods of 1994, primarily resulting from a combination of unit growth and higher average selling prices. The increase in average selling prices was driven by a shift in mix towards the Company's newer products and products with multi-media configurations. Specifically, the Company recorded strong sales of its Performa (registered trademark) 630, and of products within the Power Macintosh(registered trademark) family and PowerBook (registered trademark) 500 series of personal computers. Increased sales of these products contributed to an increase in the average aggregate revenue per Macintosh (registered trademark) computer unit of approximately 10% and 17% in the second quarter and first six months of 1995, respectively, over the comparable periods of
1994.   Total  Macintosh computer  unit sales increased 21% and 9% in the second quarter and first six months of 1995, respectively, over the comparable periods of 1994. This unit sales growth principally resulted from strong sales of the Company's Power Macintosh products, PowerBook 500 series of personal computers and newer product offerings within the Performa family of desktop personal computers. This unit growth was partially offset by declining unit sales of certain of the Company's older product offerings.

International net sales grew 34% and 26% in the second quarter and first six months of 1995, respectively, over the comparable periods of 1994, primarily reflecting strong net sales growth in the Pacific region, particularly Japan. Net sales for the second quarter and first six months of 1995 grew moderately in Europe over the comparable periods of 1994. International net sales represented 54% and 51% of total net sales for the second quarter and first six months of 1995, respectively, compared with 52% and 48%, respectively, for the corresponding periods of 1994. Domestic net sales grew 21% and 15% in the second quarter and first six months of 1995, respectively, over the comparable periods of 1994, primarily resulting from strong growth in the education, consumer and business markets.

In general, the Company's resellers typically purchase products on an as-needed basis due to the Company's distribution strategy, which is designed to expedite the filling of orders. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog") can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. However, products may be in relatively short supply from time to time until production volumes have reached a level sufficient to meet demand or if other production or fulfillment constraints exist. The Company's backlog increased to approximately $795 million at May 5, 1995, from approximately $670 million at February 3, 1995, primarily due to backlog of the Company's Power Macintosh products.

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

Gross Margin

Gross margin represents the difference between the Company's net sales and its cost of goods sold. The amount of revenue generated by the sale of products is influenced principally by the price set by the Company for its products relative to competitive products. The cost of goods sold is based primarily on the cost of components and to a lesser extent, direct labor costs. The type and cost of components included in particular configurations of the Company's products (such as memory and disk drives) is often directly related to the need to market products in configurations competitive with other producers. Competition in the personal computer industry is intense, and in the short term, frequent changes in pricing and product configuration are often necessary in order to remain competitive. Accordingly, gross margin as a percentage of net sales can be significantly influenced in the short term by actions undertaken by the Company in response to industry-wide competitive pressures.

Gross margin increased both in amount and as a percentage of net sales during the second quarter and first six months of 1995, respectively, over the comparable periods of 1994. The increase in gross margin as a percentage of net sales was primarily a result of a shift in product mix towards the Company's newer high margin products within each product category which included strong sales of the Company's entry level Macintosh Performa 630, and of products within its Power Macintosh family and its PowerBook 500 series of personal computers.

The increase in gross margin levels was affected somewhat favorably by changes in foreign currency exchange rates as a result of a weaker U.S. dollar relative to certain foreign currencies during both the first and second quarters of 1995 compared with the corresponding periods of 1994. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The Company's gross margin percentage declined from 28.7% in the first quarter of 1995 to 26.2% in the second quarter of 1995, resulting primarily from the Company's pricing strategies, particularly on entry level and PowerBook notebook personal computers, and to a lesser extent on Power Macintosh products. It is anticipated that gross margins will remain under pressure and could fall below prior years' levels worldwide due to a variety of factors, including continued industry-wide pricing pressures, increased competition, and compressed product life cycles.

Research and              Second Quarter                Six Months
Development
                        1995    1994   Change      1995     1994   Change

Research and
  development           $143    $134     6.7%      $275     $286    -3.8%
Percentage of net
  sales                 5.4%    6.5%               5.0%     6.3%

Research and development expenditures increased in amount in the second quarter of 1995 when compared with the corresponding period of 1994, due to higher project- and headcount- related spending. During the first six months of 1995, research and development expenditures decreased when compared with the corresponding period of 1994, primarily reflecting lower product development expenditures during the first quarter of 1995 as a result of the Company's restructuring actions aimed at reducing costs as well as fewer new product introductions in the first quarter of 1995 compared with the corresponding period of 1994.

As a percentage of net sales, research and development expenditures decreased in the second quarter and first six months of 1995 compared with the corresponding periods of 1994, primarily due to the increase in the level of net sales.


Selling, General         Second Quarter                Six Months
and Administrative      1995    1994   Change      1995     1994   Change

Selling, general
  and administrative    $386    $330    17.0%      $801     $705    13.6%
Percentage of net
  sales                14.6%   15.9%              14.6%    15.5%

Selling, general and administrative expenses increased in amount in the second quarter and first six months of 1995 when compared with the corresponding periods of 1994. This increase was primarily a result of increased advertising and channel marketing program spending as the Company continued its efforts to expand its market share. Despite this increase in expenditures, selling, general and administrative expenses decreased as a percentage of net sales in the second quarter and first six months of 1995 when compared with the corresponding periods of 1994, primarily as a result of the increase in the level of net sales combined with the Company's ongoing efforts to manage operating expense growth.

The Company will continue to face the challenge of managing selling, general and administrative expenses relative to gross margin levels, particularly in light of the Company's expectation of continued pressure on gross margins, and continued competitive pressures worldwide. The Company anticipates that selling, general and administrative expenses will increase in amount during the remaining quarters of 1995, but will remain relatively flat as a percentage of net sales.

Restructuring costs        Second Quarter                Six Months
                        1995    1994   Change      1995     1994   Change

Restructuring costs       --      --       --     $(17)       --      --
Percentage of net
  sales   Net                --      --             (0.3%)       --

For  information  regarding the Company's restructuring actions,  refer  to
Note  2  of  the Notes to Consolidated Financial Statements (Unaudited)  in
Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

Interest and Other       Second Quarter                Six Months
Income (Expense),Net    1995    1994   Change      1995     1994   Change

Interest and other
  income (expense),
  net                  $(50)    $(7)   614.3%     $(35)     $(7)     400%

Interest and other income (expense), net, increased by approximately $43 million in expense in the second quarter of 1995 compared with the same period in 1994. The increase in expense was primarily driven by net losses
recorded   for  the  mark-to-market  valuation  of  outstanding  currency forwards and sold currency options undertaken for currency risk management purposes, and to a lesser extent, higher overall hedging costs as a result of the increased volatility in the exchange markets as the value of the U.S. dollar declined dramatically relative to other foreign currencies during March of 1995. The increase in expense was slightly offset by an increase in net interest income resulting from higher cash balances coupled with higher investment interest rates. As of May 1, 1995, the Company's net mark-to-market valuation of outstanding currency forwards and sold currency options undertaken for currency risk management purposes has remained consistent with the net mark-to-market valuation recorded at March 31, 1995.

Interest and other income (expense), net, increased by approximately $28 million in expense for the first six months of 1995 when compared with the corresponding period of 1994, reflecting the $43 million increase in mark-to-market losses, and expense related to foreign exchange risk management activity during the second quarter of 1995 as discussed above. This increase in expense was partially offset by a $15 million increase in interest and other income, net, during the first quarter of 1995 when compared with the corresponding period of 1994 which reflected increased interest income of $8 million, net gains from foreign currency risk management activity, and a decrease in interest expense.

Notional principal amounts on certain of the Company's foreign exchange instruments increased significantly compared with the balances at September 30, 1994, in accordance with the Company's currency risk management strategies. Specifically, notional principal amounts on purchased and sold foreign exchange options not accounted for as hedges increased approximately $4.7 billion and $3.8 billion respectively, compared with the balances at September 30. 1994. The notional principal amounts for off-balance-sheet instruments provide one measure of the transaction volume outstanding at a particular point in time, and do not necessarily represent the amount of the Company's exposure to credit or market risk. The net
impact   of  the  mark-to-market  valuation  on  these  foreign  exchange instruments is discussed in the preceding paragraphs.

Further information regarding the Company's foreign exchange hedging programs may be found in Part I, Item 2 of this Form 10-Q under the subheading "Global Market Risks" included under the heading "Factors that May Affect Future Results and Financial Condition."

Provision for Income      Second Quarter                Six Months
Taxes                  1995     1994  Change       1995     1994  Change
Provision for income
  taxes                 $43      $11  290.9%       $154      $36  327.8%
Effective tax rate      37%      38%                37%      38%

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

In 1994, the Company introduced Power Macintosh, a new line of Macintosh computers based on a new PowerPC family of RISC microprocessors. The Company's results of operations and financial condition may be adversely affected if it is unable to successfully complete the transition of its lines of personal computers and servers from the Motorola 68000 series of microprocessors to the PowerPC (registered trademark) microprocessor. The success of this ongoing transition will depend on the Company's ability to continue to sell products based on the Motorola 68000 series of microprocessors while gaining market acceptance of the new PowerPC processor-based products, to successfully manage inventory levels of both product lines simultaneously, and to continue to coordinate the timely
development and distribution  by independent   software  vendors  of  new
"native" software applications specifically designed for the PowerPC processor-based products.

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

The measurement of demand for newly introduced products is further complicated by the availability of different product configurations, which may include various types of built-in peripherals and software. Configurations may also require certain localization (such as language) for various markets and, as a result, demand in different geographic areas may be a function of the availability of third-party software in those localized versions. For example, the availability of European-language versions of software products manufactured by U.S. producers may lag behind the availability of U.S. versions by a quarter or more. This may result in lower initial demand for the Company's new products outside the United States, even though localized versions of the Company's products may be available.

Competition

The personal computer industry is highly competitive and continues to be characterized by consolidations in the hardware and software industries, aggressive pricing practices, and downward pressure on gross margins. The Company's results of operations and financial condition could be adversely affected should the Company be unable to effectively manage the impact of industry-wide pricing pressures.

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

The Company's future operating results and financial condition may also be affected by the Company's ability to increase market share in its personal computer business. The Company recently announced the licensing of the Macintosh operating system to other personal computer vendors in January of 1995, and one vendor is currently selling product which utilizes the Macintosh operating system. However, the Company is currently the primary maker of hardware that uses the Macintosh operating system, and it has a minority market share in the personal computer market, which is dominated by makers of computers that run the MS-DOS(registered trademark)
and Microsoft Windows (trademark) operating systems. Certain of the Company's personal computer products are capable of running application
software designed for the MS-DOS or Windows operating   systems,  through
software emulation of Intel Corporation microprocessor chips by use of software specifically designed for the Company's products, either those based on the Motorola 68000 series of microprocessors or those based on the PowerPC microprocessor. The Company also recently introduced products which include both the RISC-based PowerPC 601 microprocessor and the 486 DX2/66 microprocessor which enable users to switch between Macintosh and DOS computing environments. In addition, as a result of the collaboration agreement noted in the preceding paragraph, the Company believes it may have the opportunity to increase its market share in the personal computer business as the Macintosh operating system becomes available on computers based on the new hardware reference platform.

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

In an effort to increase overall market share, the Company has commenced licensing the Macintosh operating system to other personal computer vendors. The Company anticipates that the licensing activities will result in a variety of these vendors bringing to market personal computers that will run application software based on the Macintosh operating system. The Company also believes that licensing the operating system will offer software vendors a broader installed base on which they can develop and provide technical innovations for the Macintosh platform. However, there can be no assurance on the number of application software titles or the rate at which vendors will bring to market application software based on the Macintosh operating system. The Company's efforts to increase its overall market share through licensing of the Macintosh operating system is also dependent on the Company's ability to manage the risks associated with competing companies producing Macintosh OS-based computer systems. Accordingly, the Company cannot determine the ultimate effect that licensing of the Macintosh operating system will have on its sales or results of operations.

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

To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the non hedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap, swaption, and option positions on a stand-alone basis and in conjunction with its underlying foreign currency- and interest rate-related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities, there can be no assurance that the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to marked-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures, and as such, may adversely affect the Company's operating results and financial position.

Inventory and Supply

The  Company's  products  include  certain  components,  such  as  specific
microprocessors  manufactured  by  Motorola,  Inc.,  that   are   currently
available   only  from  single  sources.   Any  availability   limitations,
interruptions in supplies, or price increases of these and other components could adversely affect the Company's business and financial results. Continued growth in the personal computer industry may create demand for certain components that exceeds the present manufacturing capacity of component suppliers. If the Company cannot obtain an adequate supply of either custom-made or commonly-used components due to competitive factors in the personal computer industry, the Company's future operating results and financial condition may be adversely affected by product constraints and increased costs. The Company's future operating results and financial condition may also be adversely affected by the Company's ability to manage inventory levels and lead times required to obtain components in order to be more responsive to short-term shifts in customer demand patterns. In addition, if anticipated unit sales growth for new and current product offerings is not realized, inventory valuation reserves may be necessary that would adversely affect the Company's results of operations and financial condition.

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

In April 1995, the Company announced a company-wide reorganization designed to more closely align the Company's organizational structure with the Company's business strategy of placing increased focus on customer needs and expanding its presence in the home, education, and business markets. Although the Company does not anticipate any downsizing as a result of the organizational changes, the Company's future operating results and financial condition could be adversely affected by its ability to effectively manage the transition to this new organizational structure.

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


Liquidity and Capital Resources
                                      Six Months
                                            1995

Cash, cash equivalents and short-term
  investments, net of short-term
  borrowings                             $ 1,359

Cash generated by operations             $   460

Cash used for investment activities,
  excluding short-term investments       $    75

Cash generated by financing activities   $   343

The Company's financial position with respect to cash, cash equivalents and short-term  investments, net of short-term borrowings increased  to  $1,359
million  at  March 31, 1995 from $966 million at September 30, 1994.   This
increase  was primarily attributable to the Company's continued efforts  to increase profit levels and to manage working capital, particularly  in  the areas of inventory and accounts receivable.

Cash  generated by operations during the first six months of  1995  totaled
$460 million. Cash was generated primarily by higher sales levels related to a shift in product mix towards higher-margin products which typically have higher average selling prices.

Net  cash  used  for the purchase of property, plant and equipment  totaled
approximately  $52  million during the first six  months  of  1995.   These
purchases  primarily included manufacturing machinery and  equipment.   The
Company  anticipates that capital expenditures in 1995 will  be  relatively consistent with 1994 expenditures of $160 million.

Short-term  borrowings  at March 31, 1995 were approximately  $335  million higher than at September 30, 1994.  These borrowings were primarily made to
fund  expected  working  capital growth in certain markets  worldwide.   In
general,  the Company's short-term borrowings typically reflect  borrowings made under its commercial paper program and short-term uncommitted bid-line arrangements  with certain commercial banks.  In particular,  Apple  Japan,
Inc.,  and  Apple Computer BV, (Netherlands), wholly owned subsidiaries  of the  Company,  incurred short-term borrowings from several banks,  totaling approximately  $457  million and $170 million, respectively, at  March  31,
1995.

Long-term  borrowings of $304 million at March 31, 1995 remained consistent with the balance at September 30, 1994.  Substantially the entire amount of long-term borrowings represents $300 million aggregate principal amount  of
6.5%  unsecured notes issued under an omnibus shelf registration  statement
filed  with  the  Securities and Exchange Commission in 1994.   This  shelf
registration covers the
registration  of debt and other securities for an aggregate offering  price of  up  to  $500 million.  The notes were sold at 99.925% of  par,  for  an effective yield to maturity of 6.51%.  The notes pay interest semi-annually and mature on February 15, 2004.

The  Company  expects that it will continue to incur short-  and  long-term borrowings  from  time  to time generally to finance U.S.  working  capital needs  and  capital  expenditures, because a  substantial  portion  of  the
Company's  cash, cash equivalents, and short-term investments  is  held  by
foreign   subsidiaries,  generally  in  U.S.  dollar-denominated  holdings.
Amounts  held  by  foreign subsidiaries would be  subject  to  U.S.  income taxation  upon  repatriation to the United States; the Company's  financial statements fully provide for


any related tax liability on amounts that may be repatriated.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to page 39 of the Company's 1994 Annual Report on Form 10-
K  under the subheading "Litigation" for a discussion of certain litigation involving  Microsoft  Corporation  and  Hewlett-Packard  Company  and  1993
Securities and State Court Shareholders Action Litigation.

In  the  case of Apple Computer, Inc. v. Microsoft Corporation and Hewlett-
Packard  Company,  the  Company's petition for a writ  of  certiorari   was
denied  by  the  Supreme Court of the United States on February  21,  1995.
Accordingly, the decision of the appellate court affirming the dismissal of the Company's copyright infringement case against Microsoft Corporation and
Hewlett-Packard is now final.  The remaining outstanding matter in the case is  Microsoft's  and  Hewlett-Packard's requests  for  an  award  of  their attorneys'  fees  under the Copyright Act.  The trial court  has  scheduled preliminary proceedings on these requests, looking toward a hearing in July
1995 to resolve them.

With respect to the 1993 Securities and State Court Shareholders Action
Litigation, the Company announced on May 9, 1995, that all of the complaints filed in those cases have been voluntarily dismissed by the plaintiffs. No payment or consideration of any kind was paid by the defendants, including the Company.

The Company continues to believe the pending suits cited above in which the Company is a defendant, to be without merit and intends to vigorously defend against these actions. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.


Item 4.  Submission of Matters to a Vote of Security Holders

a) The annual meeting of shareholders was held on January 24, 1995.

b) The following directors were elected at the meeting to serve two-year terms as Class I directors:

         Gilbert F. Amelio
         Joseph A. Graziano
         B. Jurgen Hintz
         Katherine M. Hudson
         Michael H. Spindler

   The following directors are continuing to serve their terms as Class II directors which will expire at the next annual meeting.

         Peter O. Crisp
         Bernard Goldstein
         Delano E. Lewis
         A. C. Markkula, Jr.





c) The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

                                 For         Withheld
  (1)  Election of Class I
       Directors:
       Gilbert F. Amelio     101,441,845     938,584
       Joseph A. Graziano    101,765,074     615,355
       B. Jurgen Hintz       101,961,508     418,921
       Katherine M. Hudson   101,684,692     695,737
       Michael H. Spindler   101,764,683     615,746
                                                                 Broker
                                 For         Against   Abstain   Non-
                                                                 Votes

  (2)  Ratification of       101,898,239    203,676    278,514      --
       Ernst &  Young
       LLP as the
       Company's
       independent
       auditors for
       fiscal year
       1995.

The   foregoing  matters  are  described  in  detail  in  the  Registrant's definitive proxy statement dated December 12, 1994, for the Annual Meeting of Shareholders held on January 24, 1995.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

       Exhibit
        Number        Description

        10.A.20 Separation Agreement dated April 19,1995, between the Registrant and Ian Diery.

            11       Computation of per share earnings

            27       Financial Data Schedule

b) Reports on Form 8-K

   None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.















                               APPLE COMPUTER, INC.
                                  (Registrant)








DATE:   May 15, 1995           BY /s/ Joseph A. Graziano

                                 Joseph A. Graziano
                                 Executive Vice President and
                                 Chief Financial Officer

                              APPLE COMPUTER, INC.

                                INDEX TO EXHIBITS


  Exhibit    Description                                 Page Number
   Index

  10.A.20    Separation Agreement dated April  19,
             1995, between the Registrant and  Ian           20
             Diery.


    11       Computation of per Share Earnings               26


    27       Financial Data Schedule                         27