Form 10-Q
period 1995-06-30
APPLE COMPUTER INC
filed 1995-08-11
CIK 320193

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

          For the quarterly period ended June 30, 1995 or

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
       [State or other jurisdiction     [I.R.S. EmployerIdentification No.]
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

Yes  [X]  No   [ ]


122,691,266 shares of Common Stock Issued and Outstanding as of August 4,1995




   ___________________________________________________________________________

       PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                              APPLE COMPUTER, INC.

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                 (Dollars in millions, except per share amounts)


                            THREE MONTHS ENDED        NINE MONTHS ENDED


                             June 30,     July 1,     June 30,     July 1,
                                 1995        1994         1995        1994

Net sales                    $  2,575     $ 2,150      $ 8,059     $ 6,695

Costs and expenses:

Cost of sales                   1,847       1,576        5,822       5,030
Research and development          168         135          443         422
Selling, general and              404         333        1,205       1,038
administrative
Restructuring costs               (6)       (127)         (23)       (127)

                                2,413      1,917,        7,447       6,363

Operating income                  162         233          612         332
Interest and other income
   (expense), net                   2        (10)         (33)        (17)

Income before provision
   for income taxes               164         223          579         315
Provision for income taxes         61          85          215         120

Net income                   $    103    $    138    $     364    $    195

Earnings per common and
   common equivalent share   $   0.84    $   1.16   $     2.97    $   1.65

Cash dividends paid per
   common share              $   0.12   $    0.12   $     0.36   $    0.36

Common and common
   equivalent shares used in
   the calculations of
   earnings per share (in
   thousands)                 123,203     118,860      122,482     118,253

                             See accompanying notes.

                              APPLE COMPUTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (In millions)


                                                  June 30,    September 30,
                                                     1995             1994
                                                (Unaudited)

Current assets:

Cash and cash equivalents                         $  1,168        $ 1,203

Short-term investments                                 508             55
Accounts receivable, net of allowance for
  doubtful accounts of $98($91 at September
  30, 1994)                                          1,553          1,581
Inventories:
  Purchased parts                                      690            469
  Work in process                                      188            207
  Finished goods                                       489            412
                                                     1,367          1,088

Deferred tax assets                                    286            293
Other current assets                                   309            256

  Total current assets                               5,191          4,476

Property, plant, and equipment:

Land and buildings                                     486            484
Machinery and equipment                                639            573
Office furniture and equipment                         150            158
Leasehold improvements                                 225            237
                                                     1,500          1,452

Accumulated depreciation and amortization            (809)          (785)

  Net property, plant, and equipment                   691            667

Other assets                                           230            160

                                                  $  6,112        $  5,303




                             See accompanying notes.

                              APPLE COMPUTER, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                              (Dollars in millions)


                                                  June 30,    September 30,
                                                     1995             1994
                                                (Unaudited)
Current liabilities:

Short-term borrowings                             $    406     $    292
Accounts payable                                     1,048          882
Accrued compensation and employee benefits             145          137
Accrued marketing and distribution                     189          178
Other current liabilities                              390          455

  Total current liabilities                          2,178        1,944

Long-term debt                                         303          305
Deferred tax liabilities                               803          671

Shareholders' equity:

Common stock, no par value; 320,000,000
  shares authorized; 121,905,285 shares issued
  and outstanding at June 30, 1995
  (119,542,527 shares at September 30, 1994)           356          298
Retained earnings                                    2,419        2,096
Accumulated translation adjustment                      53         (11)

  Total shareholders' equity                         2,828        2,383

                                                  $  6,112     $  5,303


                             See accompanying notes.

                              APPLE COMPUTER, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
                                  (In millions)

                                                  NINE MONTHS ENDED
                                                 June 30,       July 1,
                                                    1995          1994

Cash and cash equivalents, beginning of the    $   1,203      $    676
period

Operations:

Net income                                           364           196
Adjustments to reconcile net income to cash
    generated by operations:
    Depreciation and amortization                    104           122
    Net book value of property, plant, and
      equipment retirements                            1            11
Changes in assets and liabilities:
   Accounts receivable                                28           105
   Inventories                                     (279)           310
   Other current assets                             (46)            --
   Accounts payable                                  167          (47)
   Accrued restructuring costs                      (43)         (233)
   Other current liabilities                           5             5
   Deferred tax liabilities                          132            26
         Cash generated by operations                433           495

Investments:

Purchase of short-term investments               (1,558)         (257)
Proceeds from sale of short-term investments       1,105           386
Purchase of property, plant, and equipment         (110)         (123)
Other                                               (23)          (35)
         Cash (used for) investment
           activities                              (586)          (29)

Financing:

Increase (decrease) in short-term borrowings         114         (308)
Increase (decrease) in long-term borrowings          (4)           298
Increases in common stock, net of related
  tax benefits and changes in notes receivable
  from shareholders                                   51            52
Cash dividends                                      (43)          (42)
         Cash generated by (used for)
           financing activities                      118            --

Total cash generated (used)                         (35)           466

Cash and cash equivalents, end of the period   $   1,168     $   1,142

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

2. The Company lowered its estimates of the total remaining costs associated with its restructuring plan initiated in the third quarter of 1993 and recorded adjustments that increased income by $17 million ($11 million, or $0.09 per share, after taxes) and $6 million ($4 million, or $0. 03 per share, after taxes) in the first and third quarters of 1995, respectively. These adjustments primarily reflected favorable cancellation settlements of certain R&D project commitments and facility leases and the completion of other actions at lower costs than originally estimated.

   At June 30, 1995, the Company had $15 million of accrued restructuring costs for actions that are currently under way. Approximately $6 million in charges to the accrual are expected to be incurred during 1995 with the remaining $9 million incurred beyond 1995. Charges to be incurred beyond 1995 relate primarily to recurring payments under certain noncancelable operating leases.

3. Interest and other income (expense), net, consists of the following:

                                                          (In millions)

                                    Three Months Ended   Nine Months Ended
                                    June 30,   July 1,   June 30,   July 1,
                                       1995      1994      1995      1994

Interest income                       $  32     $   9    $   76    $   27
Interest expense                       (16)       (9)      (33)      (27)
Gain (loss) on foreign exchange
  instruments                             4       (2)      (40)         8
Net premiums and discounts earned
 (paid) on forward and option foreign
  exchange instruments                 (17)       (9)      (34)      (26)
Other income (expense), net             (1)         1       (2)         1
                                      $   2    $ (10)    $ (33)    $ (17)

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

   The Company's cash equivalents consist primarily of certificates of deposit, time deposits and commercial paper with maturities of three months or less at the date of purchase. Short-term investments consist principally of commercial paper with maturities between three and twelve months. The Company's marketable equity securities consist of securities issued by U.S. corporations and are included in "Other assets" on the accompanying balance sheet. As of June 30, 1995, the Company's cash equivalents, short-term investments and marketable equity securities are classified as available-for-sale.

   The adjustments recorded to shareholders' equity for unrealized holding gains (losses) on available-for-sale cash equivalents and short-term investments were not material either individually or in the aggregate, at June 30, 1995. The net adjustment recorded to shareholders' equity for unrealized holding gains (losses) related to marketable equity securities was an unrealized gain of approximately $39 million at June 30, 1995. The realized gains (losses) recorded to earnings on sales of available-for-sale securities, either individually or in the aggregate, were not material for the three and nine months ended June 30, 1995.

   5. U.S. income taxes have not been provided on a cumulative total of $391
   million   of   undistributed   earnings   of   the   Company's   foreign
   subsidiaries.   It is intended that these earnings will be  indefinitely
   invested   in  operations  outside  the  United  States.   It   is   not
   practicable  to  determine  the  income  tax  liability  that  might  be
   incurred  if  these earnings were to be distributed.   Except  for  such
   indefinitely invested earnings, the Company provides for federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

   The Internal Revenue Service (IRS) has proposed federal income tax deficiencies for the years 1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies for the years 1984 through 1988, and most of the issues in dispute for these years have been resolved. On June 29, 1995, the IRS issued a notice of deficiency proposing increases to the amount of the Company's federal income taxes for the years 1989 through 1991. The Company intends to file a petition with the United States Tax Court to contest these alleged tax deficiencies. Management believes that adequate provision has been made for any adjustments that may result from these tax examinations.

6. Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares attributable to stock options outstanding during the period.

7. Certain prior year amounts on the consolidated balance sheets and the consolidated statements of cash flows have been reclassified to conform to the current period presentation.

8. On July 18, 1995, the Board of Directors declared a cash dividend of $0.12 per share for the Company's third fiscal quarter ended June 30, 1995. The dividend is payable on September 8, 1995, to shareholders of record as of August 18, 1995.

9. The information set forth in Item 1 of Part II hereof is hereby incorporated by reference.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The   following  information  should  be  read  in  conjunction  with   the
consolidated financial statements and notes thereto. All information is based on Apple's fiscal calendar.
(Tabular information: Dollars in millions, except per share amounts)

Results of Operations
                         Third Quarter                Nine Months
                      1995     1994   Change       1995    1994   Change


Net sales           $ 2,575  $ 2,150     19.8%    $ 8,059 $ 6,695    20.4%
Gross margin        $   728  $   574     26.8%    $ 2,237 $ 1,665    34.4%
Percentage of net
  sales               28.3%    26.7%                27.8%   24.9%
Operating expenses
  (excluding
  restructuring
  costs)            $   572  $   468    22.2%     $ 1,648 $ 1,460    12.9%
Percentage of net
  sales               22.2%    21.8%                20.4%   21.8%
Restructuring
  costs             $   (6)  $ (127)   -95.3%     $  (23) $ (127)   -81.9%
Percentage of
  net sales           -0.2%    -5.9%                -0.3%   -1.9%
Interest and other
  income (expense),
  net               $     2  $  (10)   120.0%     $  (33) $  (17)   -94.1%
Net income          $   103  $   138   -25.4%     $  364  $   195    86.7%

Earnings per share  $  0.84  $  1.16   -27.6%     $  2.97 $  1.65    80.0%


Net sales for the third quarter and first nine months of 1995 increased over the comparable periods of 1994, primarily resulting from a combination of unit growth, higher average selling prices and changes in currency exchange rates. The increase in average selling prices was driven by a shift in mix towards the Company's newer products and products with multi-media configurations. Specifically, the Company recorded strong sales of products within its Performa(registered trademark) family and the Power Macintosh(Trademark) family ofpersonal computers. Increased sales of these products contributed to an increase in the average aggregate revenue per Macintosh(registered trademark) computer unit of approximately 8% and 14% in the third quarter and first nine months of 1995, respectively, over the comparable periods of 1994. Total Macintosh computer unit sales increased 20% and 12% in the third quarter and first nine months of 1995, respectively, over the comparable periods of 1994. This unit sales growth principally resulted from strong sales of the Company's Power Macintosh products which account for over 50% of total unit shipments at the end of the third quarter of 1995, compared with 27% in the comparable period of 1994, and from newer product offerings within the
Performa  family  of  desktop personal computers.   This  unit  growth  was
partially offset by declining unit sales of certain of the Company's older product offerings.

International net sales grew 24% and 26% in the third quarter and first nine months of 1995, respectively, over the comparable periods of 1994, primarily reflecting strong net sales growth in the Pacific region, particularly Japan, and favorable changes in currency exchange rates. Net sales for the third quarter and first nine months of 1995 grew moderately in Europe over the comparable periods of 1994. International net sales represented 49% and 50% of total net sales for the third quarter and first nine months of 1995, respectively, compared with 47% and 48%, respectively, for the corresponding periods of 1994. Domestic net sales grew 16% in both the third quarter and first nine months of 1995, respectively, over the comparable periods of 1994, primarily resulting from strong growth in the education and business markets.

In general, the Company's resellers typically purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog") can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. However, products may be in relatively short supply from time to time until production volumes have reached  a  level  sufficient to meet demand  or  if  other  production  or fulfillment constraints exist. The Company's backlog increased to approximately $1,047 million at August 4, 1995, from approximately $795 million at May 5, 1995, primarily due to backlog of the Company's Power Macintosh products.

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

Gross Margin

Gross margin represents the difference between the Company's net sales and its cost of goods sold. The amount of revenue generated by the sale of products is influenced principally by the price set by the Company for its products relative to competitive products. The cost of goods sold is based primarily on the cost of components and to a lesser extent, direct labor costs. The type and cost of components included in particular configurations of the Company's products (such as memory and disk drives) are often directly related to the need to market products in configurations competitive with other manufacturers. Competition in the personal computer industry is intense, and in the short term, frequent changes in pricing and product configuration are often necessary in order to remain competitive. Accordingly, gross margin as a percentage of net sales can be significantly influenced in the short term by actions undertaken by the Company in response to industry-wide competitive pressures.

Gross margin increased both in amount and as a percentage of net sales during the third quarter and first nine months of 1995, respectively, over the comparable periods of 1994. The increase in gross margin as a percentage of net sales was primarily a result of a shift in product mix towards the Company's newer, high margin products within each product category which included strong sales of certain products within the Company's entry-level Macintosh Performa family and of products within its Power Macintosh family of personal computers.

The increase in gross margin levels was affected favorably by changes in foreign currency exchange rates as a result of a weaker U.S. dollar relative to certain foreign currencies during the first, second and third quarters of 1995 compared with the corresponding periods of 1994. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

The Company's gross margin percentage improved from 26.2% in the second quarter of 1995 to 28.3% in the third quarter of 1995, resulting primarily from the introduction and sale of new products within the entry level and desktop product categories, including new Power Macintosh products, as well as from the impact of changes in currency exchange rates. However, it is anticipated that gross margins will remain under pressure and could fall below prior years' levels worldwide due to a variety of factors, including continued industry-wide pricing pressures, increased competition, and compressed product life cycles.

Research and              Third Quarter                Nine Months
Development
                        1995    1994   Change      1995     1994   Change

Research and
  development           $168    $135    24.4%      $443     $422     5.0%
Percentage of net
  sales                 6.5%    6.3%               5.5%     6.3%

Research and development expenditures increased in amount in the third quarter and first nine months of 1995 when compared with the corresponding periods of 1994, due to higher project- and headcount-related spending as the Company continues to invest in the development of new products and technologies.

As a percentage of net sales, research and development expenditures remained relatively consistent in the third quarter of 1995 when compared with the corresponding period of 1994. Research and development expenditures in the first nine months of 1995 decreased as a percentage of net sales when compared with the corresponding period of 1994, primarily due to the increase in the level of net sales.

The Company anticipates that research and development expenditures will decrease as a percentage of net sales during the remaining quarter of 1995.

Selling, General          Third Quarter                Nine Months
and Administrative        1995    1994   Change      1995     1994   Change

Selling, general
  and administrative  $404     $333    21.3%      $1,205  $1,038   16.1%
Percentage of net
  sales               15.7%    15.5%              15.0%   15.5%

Selling, general and administrative expenses increased in amount in the third quarter and first nine months of 1995 when compared with the corresponding periods of 1994. This increase was primarily a result of increased advertising and channel marketing program spending as the Company continued its efforts to expand its market share. Although the Company has increased its selling and marketing expenses in an effort to expand its market share, there can be no assurance that such an increase in spending will result in a corresponding increase in market share. Despite this increase in expenditures, selling, general and administrative expenses remained relatively flat as a percentage of net sales in the third quarter and first nine months of 1995 when compared with the corresponding periods of 1994, primarily as a result of the increase in the level of net sales combined with the Company's ongoing efforts to manage total operating expense growth.

The Company will continue to face the challenge of managing selling, general and administrative expenses relative to gross margin levels, particularly in light of the Company's expectation of continued pressure on gross margins, and continued competitive pressures worldwide. The Company anticipates that selling, general and administrative expenses will increase in amount during the remaining quarter of 1995.

Restructuring costs       Third Quarter                Nine Months
                        1995    1994   Change      1995     1994   Change

Restructuring costs     $(6)  $(127)   -95.3%      $(23)   $(127)   -81.9%
Percentage of net
  sales                 -0.2% -5.9%                -0.3%   -1.9%

For  information  regarding the Company's restructuring actions,  refer  to
Note  2  of  the Notes to Consolidated Financial Statements (Unaudited)  in
Part I, Item 1 of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

Interest and Other        Third Quarter                Nine Months
Income (Expense), Net     1995    1994   Change      1995     1994   Change


Interest and other
income (expense), net     $2   $(10)   120.0%     $(33)    $(17)   -94.1%

Interest and other income (expense), net, increased by approximately $12 million in income in the third quarter of 1995 compared with the corresponding period of 1994. Higher cash and short-term investment balances coupled with higher investment interest rates resulted in increased interest income of approximately $15 million. The increase in income was partially offset by increased interest expense due to higher borrowing rates and increased hedging costs as a result of increased volatility in the currency exchange markets as the value of the U.S. dollar declined relative to other foreign currencies.

Interest and other income (expense), net, increased by approximately $16 million in expense in the first nine months of 1995 when compared with the corresponding period of 1994. Net losses recorded for the mark-to-market valuation of outstanding currency forwards and sold currency options undertaken for currency risk management purposes and costs related to foreign exchange risk management activity during the second and third quarters of 1995 resulted in increased expenses of approximately $56 million when compared with the corresponding periods of 1994. This increase in expense was partially offset by an approximate $41 million increase in interest and other income, net, during the first nine months of 1995 when compared with the corresponding period of 1994, reflecting higher cash and short-term investment balances coupled with higher investment interest rates.

Notional principal amounts on certain of the Company's foreign exchange instruments increased significantly compared with the balances at September 30, 1994, in accordance with the Company's currency risk management strategies. Specifically, notional principal amounts on purchased and sold
foreign   exchange   options  not  accounted  for   as   hedges   increased
approximately $2.2 billion and $2.0 billion, respectively, compared with the balances at September 30. 1994. The notional principal amounts for off-balance-sheet instruments provide one measure of the transaction volume outstanding at a particular point in time, and do not necessarily represent the amount of the Company's exposure to credit or market risk.

Further information regarding the Company's foreign exchange hedging programs may be found in Part I, Item 2 of this Form 10-Q under the subheading "Global Market Risks" included under the heading "Factors that May Affect Future Results and Financial Condition."

Provision for Income      Third Quarter                Nine Months
  Taxes
                        1995     1994  Change       1995     1994  Change

Provision for income
  taxes                   $61    $85  -28.2%       $215     $120   79.2%
Effective tax rate        37%    38%                37%      38%

The information contained in Note 5 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this discussion.

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

On November 7, 1994, the Company reached an agreement with International Business Machines Corporation (IBM) and Motorola, Inc. on a new hardware reference platform for the PowerPC microprocessor that is intended to deliver a much wider range of operating system and application choices for computer customers. As a result of this agreement, the Company intends to make the Macintosh operating system available on the common platform. Accordingly, the Company's future operating results and financial condition may be affected by its ability to implement this agreement and certain other collaboration agreements, and to manage the associated competitive risk.

The Company is currently the primary maker of hardware that uses the Macintosh operating system, and it has a minority market share in the personal computer market, which is dominated by makers of computers that run the MS-DOS(registered trademark) and Microsoft Windows(trademark) operating systems. Future operating results and financial condition may be affected by the Company's ability to increase market share in its personal computer business. As part of its efforts to increase overall market share, the Company announced the licensing of the Macintosh operating system to other personal computer vendors in January 1995, and several vendors are currently selling product which utilizes the Macintosh operating system. The Company's efforts to increase its overall market share through licensing of the Macintosh operating system will depend in part on the success of the Company's ability to manage the risks associated with competing companies producing Macintosh OS-based computer systems. Accordingly, the Company cannot determine the ultimate effect that licensing of the Macintosh operating system will have on its product sales or future operating results and
financial  condition.   The Company believes that licensing  the  operating
system will result in a broader installed base on which software vendors can develop and provide technical innovations for the Macintosh platform. However, there can be no assurance that the installed base will be broadened by the licensing of the operating system or result in an increase in the number of application software titles or the rate at which vendors will bring to market application software based on the Macintosh operating system.

The Company's principal competitor in producing operating system software, Microsoft Corporation, is a large, well-financed corporation which has a dominant position in various segments of the personal computer software industry. Microsoft Corporation is expected to release Windows 95, another of its operating system offerings, in the next several weeks. The Company believes that this event will likely create competitive pressure on the Company and will further challenge the Company's efforts in developing and marketing the Company's products. Accordingly, the Company's future operating results and financial condition could be adversely affected by the release of Windows 95.

Certain of the Company's personal computer products are capable of running application software designed for the MS-DOS or

Windows operating systems, through software emulation of Intel Corporation microprocessor chips by use of software specifically designed for the Company's products, either those based on the Motorola 68000 series of microprocessors or those based on the PowerPC microprocessor. The Company has also introduced products which include both the RISC-based PowerPC 601 microprocessor and the 486 DX2/66 microprocessor which enable users to switch between Macintosh and DOS computing environments.

Decisions by customers to purchase the Company's personal computers, as opposed to MS-DOS or Windows-based systems, are often based on the availability of third-party software for particular applications. The Company believes that the availability of third-party application software for the Company's hardware products depends in part on the third-party developers' perception and analysis of the relative benefits of developing such software for the Company's products versus software for the larger MS-DOS and Windows market. This analysis is based on factors such as the relative market share of the Company's products, the anticipated potential revenue that may be earned, and the costs of developing such software products. Microsoft Corporation is an important developer of application software for the Company's products. Accordingly, Microsoft's interest in producing application software for the Company's products may be influenced by Microsoft's perception of its interests as an operating system vendor.

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

To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the non hedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap, swaption, and option positions on a stand-alone basis and in conjunction with its underlying foreign currency- and interest rate-related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities, there can be no assurance that the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures, and as such, may adversely affect the Company's operating results and financial position.

Inventory and Supply

The Company's ability to satisfy demand for its products may be limited by the availability of key components. The Company believes that the availability from suppliers to the personal computer industry of microprocessors, application specific integrated circuits (ASIC's) and dynamic random access memory (DRAM) present the most significant potential for constraining the Company's ability to produce product. Specific microprocessors manufactured by Motorola, Inc., and IBM are currently available only from single sources, while some advanced microprocessors are currently in the early stages of ramp-up for production and thus have limited availability. The current market for DRAM is very constrained, and competition for DRAM among producers of personal computers is intense, based in part on the increased requirements for DRAM made by newer operating systems such as Windows 95. The Company and other producers in the personal computer industry also compete for other semiconductor products with other industries that have experienced increased demand for such products due to either increased consumer demand or increased use of semiconductors in their products (such as the cellular phone and automotive industries.) Finally, the Company uses some components that are not common to the rest of the personal computer industry (including certain ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of custom components. The Company's future operating results and financial condition could be adversely affected by such product constraints and increased costs, including loss of market share.

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

Marketing and Distribution

A number of uncertainties exist regarding the marketing and distribution of the Company's products. Currently, the Company's primary means of distribution is through third-party computer resellers. However, the Company is continuing its expansion into various consumer channels, such as mass-merchandise stores consumer electronics outlets, and computer superstores. The Company's business and financial results could be adversely affected if the financial condition of these sellers weakens or if sellers within consumer channels decide not to continue to distribute the Company's products.

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

Liquidity and Capital Resources
                                               Nine
                                              Months
                                               1995

Cash,  cash  equivalents and short-term
investments, net of short-term borrowings     $1,270

Cash generated by operations                    $433

Cash used for investment activities,
excluding short-term investments                $133

Cash generated by financing activities          $118

The Company's financial position with respect to cash, cash equivalents and short-term investments, net of short-term borrowings increased to $1,270 million at June 30, 1995 from $966 million at September 30, 1994. This increase was primarily attributable to the Company's continued efforts to increase profit levels and to manage working capital, particularly in the areas of inventory, accounts payable and accounts receivable.

Cash generated by operations during the first nine months of 1995 totaled $433 million. Cash was generated primarily by higher sales levels related to a shift in product mix towards higher-margin products which typically have higher average selling prices.

Net cash used for the purchase of property, plant and equipment totaled approximately $110 million during the first nine months of 1995. These purchases primarily included manufacturing machinery and equipment. The Company anticipates that capital expenditures in 1995 will be relatively consistent with 1994 expenditures of $160 million.

Short-term borrowings at June 30, 1995 were approximately $114 million higher than at September 30, 1994. These borrowings were primarily made to fund expected working capital growth in certain markets worldwide. In general, the Company's short-term borrowings typically reflect borrowings made under its commercial paper program and short-term uncommitted bid-line arrangements with certain commercial banks. In particular, Apple Japan, Inc., and Apple Computer BV, (Netherlands) wholly owned subsidiaries of the Company, incurred short-term borrowings from several banks, totaling approximately $233 million and $173 million, respectively, at June 30, 1995.

Long-term borrowings of $303 million at June 30, 1995 remained consistent with the balance at September 30, 1994. Substantially the entire amount of long-term borrowings represents $300 million aggregate principal amount of 6.5% unsecured notes issued under an omnibus shelf registration statement filed with the Securities and Exchange Commission in 1994. This shelf registration covers the registration of debt and other securities for an aggregate offering price of up to $500 million. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004.

The Company expects that it will continue to incur short- and long-term borrowings from time to time generally to finance U.S. working capital needs and capital expenditures, because a substantial portion of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries, generally in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation upon repatriation to the United States; the Company's financial statements fully provide for any related tax liability on amounts that it reasonably expects may be repatriated.

The Internal Revenue Service (IRS) has proposed federal income tax deficiencies for the years 1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies for the years 1984 through 1988, and most of the issues in dispute for these years have been resolved. On June 29, 1995, the IRS issued a notice of deficiency proposing increases to the amount of the
Company's federal income taxes for the years 1989 through 1991. The Company intends to file a petition with the United States Tax Court to contest these alleged tax deficiencies. Management believes that adequate provision has been made for any adjustments that may result from these tax examinations.

The Company believes that its balances of cash, cash equivalents, and short-term investments, together with funds generated from operations and short- and long-term borrowing capabilities, will be sufficient to meet its operating cash requirements on a short- and long-term basis.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to page 39 of the Company's 1994 Annual Report on Form 10-K under the subheading "Litigation" for a discussion of certain litigation involving Microsoft Corporation and Hewlett-Packard Company.

In the case of Apple Computer, Inc. v. Microsoft Corporation and Hewlett-Packard Company, the Company's petition for a writ of certiorari was denied by the Supreme Court of the United States on February 21, 1995. Accordingly, the decision of the appellate court affirming the dismissal of the Company's copyright infringement case against Microsoft Corporation ("Microsoft") and Hewlett-Packard Company ("HP") is now final. HP's request for attorneys' fees has been settled by agreement between the Company and HP. Microsoft's request for attorneys' fees remains pending.

The Company believes the resolution of the above matter will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying financial statements. However, depending on the amount and timing of an unfavorable resolution of the matter, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits
       Exhibit
        Number        Description

     10.A.19-1       Supplement  to the Executive Severance Plan  effective
                     as of June 9, 1995

       10.A.21       Form  of  Senior  Executive Retention Agreement  dated
                     June 9, 1995

       10.A.22 Retention Agreement dated June 9, 1995 between the Registrant and Michael H. Spindler

            11       Computation of per share earnings

            27       Financial Data Schedule

b) Reports on Form 8-K

   None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.















                               APPLE COMPUTER, INC.
                                  (Registrant)








DATE:   August 10, 1995        BY /s/ Joseph A. Graziano

                                 Joseph A. Graziano
                                 Executive Vice President and
                                 Chief Financial Officer

                              APPLE COMPUTER, INC.

                                INDEX TO EXHIBITS


  Exhibit    Description                                 Page Number
   Index


 10.A.19-1   Supplement to the Executive Severance
             Plan effective as of June 9, 1995               19

  10.A.21    Form of Senior Executive Retention              25
             Agreement dated June 9, 1995

  10.A.22    Retention  Agreement  dated  June  9,
             1995   between  the  Registrant   and           35
             Michael H. Spindler

    11       Computation of per Share Earnings               45

    27       Financial Data Schedule                         46