Form 10-K
period 1995-09-29
APPLE COMPUTER INC
filed 1995-12-19
CIK 320193

_________________________________________________________________________
                           ___________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    Form 10-K
          (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended September 29, 1995  OR
          [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission file number 0-10030

                              APPLE COMPUTER, INC.
             (Exact name of Registrant as specified in its charter)

              CALIFORNIA                          94-2404110
    [State or other jurisdiction     [I.R.S. Employer Identification No.]
  of incorporation or organization]

          1 Infinite Loop                           95014
        Cupertino California                      [Zip Code]
 [Address of principal executive offices]

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $ 4,481,098,558 as of December 1, 1995, based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

  123,022,624 shares of Common Stock Issued and Outstanding as of
                         December 1, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE,
Portions of the definitive Proxy Statement dated December 19, 1995 (the "Proxy Statement"), to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 23, 1996, are incorporated by reference into Parts I and III.

                                     PART I

Item 1. Business

General

Apple Computer, Inc. ("Apple" or the "Company") was incorporated under the laws of the State of California on January 3, 1977. The Company's principal executive officers are located at 1 Infinite Loop, Cupertino, California, 95014 and its telephone number is (408) 996-1010.

The   Company  designs,  manufactures  and  markets  microprocessor-based personal  computers  and  related personal computing  products  for  sale
primarily   to  business,  education,  home,  and  government  customers.
Substantially all of the Company's net sales to date have been derived from the sale of personal computers from its Apple Macintosh (registered trademark) line of computers and related software and peripherals. The
Company operates  in one    principal   industry   segment   across
geographically   diverse marketplaces.

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

During 1995, the Company continued a major product transition to Power Macintosh (registered trademark), its line of Macintosh computers based on the PowerPC (registered trademark) architecture, a Reduced Instruction Set Computing ("RISC") microprocessor jointly developed by Apple, International Business Machines Corporation ("IBM") and Motorola,
Inc.  The Company believes that these PowerPC  based products   yield
significant  improvements  in  price/performance   and functionality
compared with its products built using the Motorola 68000 series of Complex Instruction Set Computing ("CISC") microprocessors. Further information regarding this product transition may be found in Part II,
Item 7 of this Annual Report on Form 10-K (the "Form 10-K") under the subheading "Product Introductions and Transitions" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

The Company announced the licensing of the Macintosh operating system ("Mac OS") to other personal computer vendors in January 1995 in an effort to increase overall market share. Several vendors are currently selling product which utilizes Mac OS. The Company believes that licensing the operating system will result in a broader installed base on which software vendors can develop and provide technical innovations for the Macintosh platform. Further information regarding the licensing of the Mac OS may be found in Part II, Item 7 of this Form 10-K under the subheading "Competition" included under the heading "Factors That May Affect Future Results and Financial Condition", which information is hereby incorporated by reference.

Principal products

The Company offers a wide range of personal computing products, including personal computers, related peripherals, software, and networking and connectivity products.

Personal Computing Products

Apple Macintosh personal computers were first introduced in 1984, and are characterized by their intuitive ease of use, innovative applications base, and built-in networking, graphics and multimedia capabilities.

Currently, the Company uses two types of microprocessors in its line of personal computing products: the PowerPC RISC-based microprocessor, and
the  Motorola  68000  CISC-based microprocessor.   The  majority  of  the
Company's products are built using the PowerPC RISC-based microprocessor, which include the Power Macintosh (registered trademark) family of personal computers and certain products within the Macintosh Performa
(registered trademark)  and  the  PowerBook
families of personal computers. Products currently based on the Motorola series of CISC-based microprocessors include the Macintosh LC, and certain products within the Macintosh Performa and the PowerBook
families  of  personal  computers.   Generally,  products  based  on  the
Motorola series of microprocessors can also be upgraded to take advantage of the PowerPC processor. The Company also offers DOS compatible systems which include built-in 68LC040 and 486DX2 processors enabling them to run applications, games, and CD-ROM titles for MS-DOS 6.2 and Windows 3.1 operating systems as well as the Mac(trademark)OS operating system.

Power Macintosh

The Power Macintosh high-performance family of personal computers is targeted at business and professional users and is designed to  meet  the speed, expansion and networking needs of the most demanding
Macintosh  user.   These  Power  Macintosh  products  not  only   support
virtually all existing Macintosh applications, but can also run MS-DOS and Windows applications when using SoftWindows (trademark) software from Insignia Solutions.

Macintosh LC

The LC family of personal computers offers high performance and competitive prices in a flexible, modular design. LC personal computers are well-suited for education applications such as graphics, color presentations, multimedia, and spreadsheets.

Macintosh Performa

The Performa family of personal computers is designed to appeal to first-time personal computer users. These products feature all-in-one box computing solutions, including software and hardware chosen specifically with home users in mind. Performa products also include in-home service and unlimited toll-free telephone support.

Macintosh PowerBook

The PowerBook family of notebook-sized personal computers is specifically designed for mobile computing needs. All PowerBook personal computers include the PowerBook Mobility Bundle, a combination of communications, power-management, security, compatibility, and entertainment software designed to enhance mobile computing.

Peripheral Products

The   Company  sells  associated  computer  peripherals,  including   the
ImageWriter (registered trademark), StyleWriter (registered trademark), Color StyleWriter and LaserWriter (registered trademark) printer families, CD-ROM and magnetic disk drives, scanners and a range of color and monochrome monitors.

Personal Digital-Assistant Products

The Apple MessagePad (trademark) 120 communications assistant integrates Newton (registered trademark) technology in a hand-held communications device that intelligently assists the user in capturing, organizing and communicating information.

Operating System Software and Application Software

The Company's operating system software, its proprietary Macintosh system software called Mac OS, provides Apple computers with an easy, consistent user interface and built-in networking capability based on its AppleTalk networking standard, as well as other industry networking
standards,  and ensures  integration  of  hardware and software.   The
Company's system software business group also develops and distributes extensions to the Macintosh system software, such as utilities, languages, developer tools, and educational software. Claris Corporation, a wholly owned subsidiary of the Company, develops, publishes, and distributes application software in a variety of established personal productivity
categories,  such  as database   management  and  graphics,  for  Macintosh
and  Windows-based systems.   Claris  also publishes and distributes software
developed by independent developers through its Claris Clear Choice (trademark) labeling program. Claris products are distributed primarily through independent software resellers.

Networking and Connectivity Products

The  Company  sells workgroup server  systems  that
provide   file,  print  and  communications  services  to  varying   size
workgroups.   The  Company  also provides networking  and  communications products that connect Apple systems to local area networks, providing interoperability with other computers and computing environments as well as the Internet. These computing environments include IBM's large and small systems and Digital Equipment Corporation's VAX, as well as systems conforming to the Open System Interconnection ("OSI") and Transmission Control Protocol/Internet Protocol ("TCP/IP") standards.

On-Line Services

The Company is moving forward on its new strategy of focusing on the Internet to deliver online solutions for customers in each of the Company's markets. In doing so, eWorld (trademark), the Company's online service, plans to increasingly feature Internet content, services, and technology, along with a global electronic mail system with news, information and other services. This on-line service also includes eWorld for Macintosh and NewtonMail (registered trademark), eWorld's messaging service for Newton.

Markets and Distribution

The Company's customers are primarily in the business, education, and consumer markets. Customers are attracted to the Macintosh in particular for a variety of reasons, including the availability of a wide variety of application software, the reduced amount of training resulting from the Macintosh's intuitive ease of use, and the ability of the Macintosh to network and communicate with other computer systems and environments.

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

Presently, the Americas represent the Company's largest geographic marketplace. The Apple Americas organization focuses on the Company's sales, marketing, and support efforts in the United States, Canada and Latin America. Products sold in these regions are primarily manufactured in the Company's facilities in California, Colorado, and Singapore, and distributed from facilities in California and Illinois.

Approximately 45% to 48% of the Company's revenues in recent years has come from its international operations. The Company has two international sales and marketing divisions, consisting of the Apple Europe division and the Apple Pacific division. The Apple Europe division focuses on opportunities in Europe as well as in parts of Africa and in the Middle East. Products sold by the Europe division are manufactured primarily in the Company's facility in Cork, Ireland. The Apple Pacific division focuses on opportunities in Japan and Asia; Australia and New Zealand; and the Caribbean region. Products sold by the Pacific division are manufactured primarily in the Company's facilities in California, Colorado and Singapore.

The Company distributes its products through third-party computer resellers, and is also continuing its expansion into various consumer channels, such as mass merchandise stores, consumer electronics outlets and computer superstores, in response to changing industry practices and customer preferences. The Company's products are sold primarily to business and government customers through independent resellers, value-added resellers and systems integrators; to home customers through independent resellers and consumer channels; and to education customers through direct sales and independent resellers. In order to provide products and service to its independent resellers on a timely basis, the Company distributes its products through a number of Apple distribution and support centers.

A summary of the Company's Industry Segment and Geographic Information may be found in Part II, Item 8 of this Form 10-K under the heading "Industry Segment and Geographic Information", which information is hereby incorporated by reference.

Raw materials

Although certain raw materials, processes, and components essential to the Company's business are generally available from multiple sources, key components and processes currently obtained from single sources include certain of the Company's displays, microprocessors, mouse devices, keyboards, disk drives, printers and printer components, application-specific integrated circuits ("ASICs") and other custom chips, and certain processes relating to construction of the plastic housing for the Company's computers. Any availability limitations, interruption in supplies, or price increases relative to these and other components could adversely affect the Company's business and financial results. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source, until the Company has evaluated whether there is a need for an additional supplier. In situations where a component or product utilizes new technologies and processes, there may be initial capacity constraints until such time as the suppliers' yields have matured. Materials and components are normally acquired through purchase orders, as is common in the industry, typically covering the Company's requirements for periods from 90 to 180 days. However, the Company continues to evaluate the need for a supply contract in each situation.

If the supply of a key single-sourced material, process, or component to the Company were to be delayed or curtailed, its ability to ship the related product utilizing such material, process, or component in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternate source. The Company believes that the suppliers whose loss to the Company could have a material adverse effect upon the

Company's business and financial position include, at this time, Canon, Inc., General Electric Co., Hitachi, Ltd., IBM, Motorola, Inc., Sharp Corporation, Sony Corporation, Texas Instruments, Inc., and/or their United States affiliates, and VLSI Technology, Inc. However, the Company helps mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, and coordinated product introductions. The Company believes that most of its single-source suppliers, including most of the foregoing companies, are reliable multinational corporations. Most of these suppliers manufacture the relevant materials, processes, or components in multiple plants. The Company further believes that its long-standing business relationships with these and other key suppliers are strong and mutually beneficial in nature.

The Company has also from time to time experienced significant price increases and limited availability of certain components that are available from multiple sources. Any similar occurrences in the future could have an adverse affect on the Company's operating results.

The Company has a supply agreement with Motorola, Inc. (see Exhibit 10.B.12 hereto). The agreement with Motorola continues for five years from January 31, 1992 unless otherwise mutually agreed in writing by the parties. The Company single-sources certain microprocessors from Motorola. The supply agreement does not obligate the Company to make minimum purchase commitments; however, the agreement does commit the vendor to supply the Company's requirements of the particular items for the duration of the agreement.

Further discussion relating to availability and supply of components may be found under Part II, Item 7 of this Form 10-K under the subheading "Inventory and Supply" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

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

Seasonal business

Although the Company does not consider its business to be highly seasonal, it has historically experienced increased sales in its first and fourth fiscal quarters, compared to other quarters in its fiscal year, due to holiday demand for and calendar year-end buying of some of its products. However, past performance should not be considered a reliable indicator of the Company's future revenue or financial performance.

Warranty

The Company offers a parts and labor limited warranty on its products. The warranty period is one year from the date of purchase by the end user. The Company also offers a 90-day warranty for Apple service parts used to repair Apple hardware products. In addition, consumers may purchase extended service coverage on all Apple hardware products.

Customers

No customer of the Company accounted for 10% or more of net sales in each of the fiscal years 1995, 1994, and 1993.

Backlog

In general, the Company's resellers typically purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders (backlog) can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. However, products may be in relatively short supply from time to time until production volumes have reached a level sufficient to meet demand or if other production or fulfillment constraints exist. The Company's backlog of unfilled orders decreased slightly to approximately $618 million at December 1, 1995 from $663 million at December 2, 1994. The Company's backlog at December 1, 1995 consists primarily of its higher-end Power Macintosh products. The Company expects that substantially all of its orders in backlog at December 1, 1995 will be either shipped or canceled during fiscal 1996.

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following introduction of new products because of over-ordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, as well as other factors affecting the Company's backlog, backlog should not be considered a reliable indicator of the Company's future revenue or financial performance. Further information regarding the Company's backlog may be found under Part II,
Item 7 of this Annual Report on Form 10-K under the subheading "Product Introductions and Transitions" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Competition

The market for the design, manufacture and sale of personal computers, personal digital assistants, and related software and peripheral products is highly competitive. It continues to be characterized by rapid technological advances in both hardware and software development that have substantially increased the capabilities and applications of these products, and has resulted in the frequent introduction of new products. The principal competitive factors in this market are relative price/performance, product quality and reliability, availability of software, product features, marketing and distribution capability, service and support, availability of hardware peripherals, and corporate reputation.

Further discussion relating to the competitive conditions of the personal computing industry and the Company's competitive position in the market place may be found under Part II, Item 7 of this Form 10-K under the subheading "Competition," included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Research and development

Because the personal computer industry is characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, system software, and networking and communications. The Company's research and development expenditures totaled $614 million, $564 million, and $665 million, in fiscal years 1995, 1994 and 1993, respectively.

Further information regarding the Company's R&D expenditures for fiscal year 1995 is set forth in Part II, Item 7 of this Form 10-K under the heading "Operating Expenses," which information is hereby incorporated by reference.

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

Employees

At September 29, 1995, Apple and its subsidiaries worldwide had 13,191 regular employees, and an additional 4,424 temporary or part-time contractors and employees.

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

Item 2. Properties

The Company's headquarters are located in Cupertino, California. The Company has manufacturing facilities in Fountain, Colorado, Sacramento, California, Cork, Ireland, and Singapore. As of September 29, 1995, the Company leased approximately 4.5 million square feet of space, primarily in the United States, and to a lesser extent, in Europe and the Pacific. Leases are generally for terms of five to ten years, and usually provide renewal options for terms of up to five additional years.

The Company owns its manufacturing facilities in Fountain, Colorado, Cork, Ireland, and Singapore, which total approximately 1,144,000 square feet. The Company also owns a 725,000 square-foot facility in Sacramento, California, which is used as a manufacturing, service and support center. In addition, the Company owns the research and development facility located in Cupertino, California, and a centralized domestic data center in Napa, California which approximate 856,000 and
158,000 square feet, respectively. Outside the United States, the Company owns a facility in Apeldoorn, Netherlands, which is used primarily for distribution, totaling approximately 265,000 square feet, in addition to certain other international facilities, totaling approximately 487,000 square feet.

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

Item 3. Legal Proceedings

Information regarding legal proceedings is set forth in Part II, Item 8 of this Form 10-K under the subheading "Litigation", included under the heading "Commitments and Contingencies", which information is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 29, 1995.

Executive Officers of the Registrant

The following sets forth certain information regarding the executive officers of the Company as of December 1, 1995:

Michael H. Spindler*, President and Chief Executive Officer (age 53). Mr. Spindler joined the Company as European Marketing Manager in
September 1980, was promoted to Vice President and General Manager, Europe in January 1984, was named Vice President, International in February 1985, and was promoted to Senior Vice President, International Sales and Marketing in November 1986. Mr. Spindler was appointed Senior Vice President, International in January 1988, Senior Vice President, Apple Europe Division in April 1988, and was promoted to President, Apple Europe in August 1988. While remaining President of Apple Europe, Mr. Spindler was also named Senior Vice President of Apple Computer, Inc. in February 1989. In January 1990, Mr. Spindler was promoted to Chief Operating Officer and Executive Vice President of Apple Computer, Inc., and in November 1990 was elected President. In January 1991, Mr. Spindler was elected a member of the Company's Board of Directors. Mr. Spindler was appointed to the position of Chief Executive Officer in June 1993. Mr. Spindler is also director of Bertelsmann AG.

James J. Buckley*, Senior Vice President and President, Apple Americas (age 45). Mr. Buckley joined the Company as K-12 and Higher Education Sales Manager in May 1985 and was promoted to Director of the same group in January 1986. In May 1986, Mr. Buckley was named Area Director, North Central Area, appointed Vice President, Central Operations in April 1988, was promoted to Vice President, Northern Operations in May 1991, and was appointed Vice President and General Manager, Higher Education Division in April 1992. In January 1994, Mr. Buckley was named Senior Vice President and President, Apple USA, in October 1995, was named President, Apple North America, and in November 1995, was named President, Apple Americas.

John  Floisand*, Senior Vice President and President, Apple Pacific  (age
51). Mr. Floisand joined the Company in May 1986, as Director of Sales, Apple Computer, Ltd., United Kingdom. In October 1988, Mr. Floisand was named Director of Sales

Development, Customer Services and Operations, Apple Pacific Division, and in February 1992 was promoted to Vice President, Sales Development, Customer Services and Operations, Apple Pacific Division. Mr. Floisand was named Vice President and President, Apple Pacific in August 1992. In October 1994, Mr. Floisand was promoted to Senior Vice President and President, Apple Pacific.

G.  Frederick Forsyth*, Senior Vice President, Worldwide Operations  (age
51). Mr. Forsyth joined the Company in June 1989, as Vice President, Worldwide Manufacturing, Apple Products Division. Mr. Forsyth was named Senior Vice President, Worldwide Manufacturing in November 1990, and in April 1991 he was promoted to Senior Vice President and General Manager,
Macintosh   Systems  Division.   In  June  1993,  Mr.   Forsyth   assumed
responsibility for Worldwide Operations. Prior to joining the Company, Mr. Forsyth was employed by Digital Equipment Corporation ("DEC"), a manufacturer of networked computer systems and associated peripheral equipment, from November 1979 to June 1989, where he served in various managerial positions, most recently as Group Manager, Low End Systems Manufacturing from November 1986 to June 1989.

Marco Landi* , Senior Vice President and President, Apple Europe (age 51) Mr. Landi joined the Company in March 1995, as Senior Vice President and President of Apple Europe to assume responsibility for all of Apple's business operations throughout Europe, Africa and the Middle East. Prior to joining the Company, Mr. Landi was employed by Texas Instruments ("TI") Europe as President of TI Europe, Middle East, and Africa, responsible for all of TI's business operations in those regions. Prior to that assignment, Mr. Landi served for two years as President of TI Asia.

David C. Nagel*, Senior Vice President, Worldwide Research and Development (age 50). Dr. Nagel joined the Company in June 1988, as Manager of the Applications Technology Group within the Advanced Technology Group. Dr. Nagel was promoted to Manager of User Technologies in June 1988, Director of User Technologies in October 1989, and finally Vice President of the Advanced Technology Group in April 1990. In December 1991, Dr. Nagel was promoted to Senior Vice President and
General Manager, Advanced Technology Group and named Senior Vice President and General Manager, Macintosh Software Architecture Division in January 1993. In July 1993, he was named General Manager of the AppleSoft Division. Dr. Nagel was named Senior Vice President, Worldwide Research and Development in April 1995.

Kevin J. Sullivan*, Senior Vice President, Human Resources (age 54). Mr. Sullivan joined the Company in April 1987, as Vice President, Human Resources. In October 1988, Mr. Sullivan was promoted to Senior Vice President, Human Resources.

Jeanne Seeley, Vice President, Finance and Corporate Controller (age 46). Ms. Seeley joined the Company in October 1981, as the Controller for the Peripherals Division. In June 1985, Ms. Seeley was promoted to Senior Controller for the Operations Group, was named Director of Finance in July 1986, and was promoted to Senior Director of Finance in January 1989. In November 1990, Ms. Seeley was promoted to Vice President, Finance. Ms. Seeley was appointed Vice President, Finance and Corporate Controller in May 1992.

Edward  B.  Stead*, Vice President, General Counsel, and  Secretary  (age
48). Mr. Stead joined the Company in September 1988, as Associate General Counsel. He was named Vice President, General Counsel, and Assistant Secretary of the Company in June 1989. In September 1993, Mr. Stead assumed the additional position of Secretary.


*Information regarding employment agreements between certain executive officers and the Company is set forth in the section entitled "Information About Apple Computer, Inc. - Change in Control Arrangements" and "Information About Apple Computer, Inc. - Arrangements with Executive Officers" of the Company's Proxy Statement, which information is hereby incorporated by reference.

PART II

Item    5.   Market  for  the  Registrant's  Common  Equity  and  Related
Stockholder Matters

The Company's common stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol AAPL, on the Tokyo Stock Exchange under the symbol APPLE, and on the Frankfurt Stock Exchange under the symbol APCD. Options are traded on the Chicago Board Options Exchange and the American Stock Exchange. Information regarding the Company's high and low reported closing prices for its common stock and the number of shareholders of record is set forth in Part II, Item 8 of this Form 10-K under the heading "Selected Quarterly Financial Information (Unaudited)," which information is hereby incorporated by reference.

Item 6. Selected Financial Data

The following selected financial information has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                            (Dollars in millions, except per share amounts)

ANNUAL
Five fiscal years ended         1995    1994      1993     1992       1991
September 29, 1995


Net sales                   $ 11,062 $ 9,189   $ 7,977   $ 7,086   $ 6,309
Net income                  $    424 $   310   $    87   $   530   $   310

Earnings per common and
common equivalent share     $   3.45 $  2.61   $  0.73   $  4.33   $  2.58

Cash dividends declared
per common share            $   0.48 $  0.48   $  0.48   $  0.48   $  0.48

Common and common
equivalent shares used in
the calculations of
earnings per share
 (in thousands)              123,047  118,735   119,125  122,490   120,283

Cash, cash equivalents,
and short-term
investments                 $   952  $ 1,258   $    892  $ 1,436   $   893

Total assets                $ 6,231  $ 5,303   $  5,171  $ 4,224   $ 3,494

Long-term debt              $   303  $   305   $      7  $    18   $    18

Deferred tax liabilities    $   702  $   671   $    630  $   611   $   510

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal calendar.

      (Tabular information: Dollars in millions, except per share amounts)

Results of Operations              1995   Change     1994   Change     1993

Net sales                       $ 11,062     20%  $  9,189     15%  $  7,977
Gross margin                    $  2,858     22%  $  2,343    -14%  $  2,728
  Percentage of net sales          25.8%             25.5%             34.2%
Research and development        $    614      9%  $    564    -15%  $    665
  Percentage of net sales           5.6%              6.1%              8.3%
Selling, general and
  administrative                $  1,583     14%  $  1,384    -15%  $  1,632
  Percentage of net sales          14.3%             15.1%             20.5%
Operating expenses (excluding
  restructuring costs)          $  2,197     13%  $  1,948    -15%  $  2,297
  Percentage of net sales          19.9%             21.2%             28.8%
Restructuring costs             $   (23)    -82%  $  (127)   -140%  $    321
  Percentage of net sales         (0.2%)            (1.4%)              4.0%
Interest and other income
 (expense),  net                $   (10)     55%  $   (22)   -175%  $     30
Net income                      $    424     37%  $    310    258%  $     87
Earnings per share              $   3.45     32%  $   2.61    258%  $   0.73

Net Sales

Net sales increased $1,873 million, or 20%, in fiscal 1995, compared with an increase of $1,212 million, or 15%, in fiscal 1994. The net sales growth in 1995 over 1994 was primarily due to a combination of unit growth, higher average selling prices, and changes in currency exchange rates. Total Macintosh computer unit sales increased approximately 15% over the prior year. This unit sales growth resulted principally from strong sales of the Company's Power Macintosh products, which accounted for over 70% of total unit shipments at the end of the fourth quarter of 1995, compared with 26% in the comparable period of 1994, and from sales of newer product offerings within the Performa family of desktop personal computers. This unit growth was partially offset by declining unit sales of certain of the Company's older product offerings. The average aggregate revenue per Macintosh unit increased 12% in 1995 compared with 1994, primarily due to a shift in product mix toward the Company's newer products and products with multimedia configurations.

The net sales growth in 1994 over 1993 was primarily due to two factors: unit sales growth and, to a lesser extent, an increase in the average aggregate revenue per Macintosh computer unit. Total Macintosh computer unit sales increased 16% over the prior year. This growth resulted principally from strong sales of the Company's new Power Macintosh products and of newer product offerings within the Macintosh Performa family of desktop personal computers and, to a lesser extent, from sales of products within the PowerBook family of notebook personal computers. This growth was partially offset by declining unit sales in certain of the Company's more established products and older product versions. The average aggregate revenue per Macintosh unit increased slightly, primarily due to fluctuations in product mix throughout the year, despite pricing actions undertaken by the Company in response to continuing industrywide pricing pressures.

International net sales grew 25% from 1994 to 1995, primarily reflecting strong net sales growth in the Pacific region, particularly Japan, and favorable changes in currency exchange rates. Net sales grew moderately in Europe over the same period. International net sales grew 17% from 1993 to 1994, primarily reflecting strong net sales growth in the Pacific region, particularly Japan. International net sales represented 48% of net sales in 1995 compared with 46% of net sales in 1994 and 45% of net sales in 1993. Domestic net sales grew 16% over the prior year, compared with an increase of 14% in 1994 over 1993, primarily resulting from strong growth in the education and consumer markets.

In general, the Company's resellers typically purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog") can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. However, products may be in relatively short supply from time to time until production volumes have reached a level sufficient to meet demand or if other production or fulfillment constraints exist. The Company's backlog was approximately $618 million at December 1, 1995, consisting primarily of the Company's higher-end Power Macintosh products.

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following introduction of new products because of overordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, as well as other factors affecting the Company's backlog, backlog should not be considered a reliable indicator of the Company's future revenue or financial performance. For further information regarding the Company's backlog, refer to page 13 of Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Factors That May Affect Future Results and Financial Condition."

Gross Margin

Gross margin represents the difference between the Company's net sales and its cost of goods sold. The amount of revenue generated by the sale of products is influenced principally by the price set by the Company for its products relative to competitive products. The cost of goods sold is based primarily on the cost of components and, to a lesser extent, direct labor costs. The type and cost of components included in particular configurations of the Company's products (such as memory and disk drives) are often directly related to the need to market products in configurations competitive with those of other manufacturers. Competition in the personal computer industry is intense, and in the short term, frequent changes in pricing and product configuration are often necessary in order to remain competitive. Accordingly, gross margin as a percentage of net sales can be significantly influenced in the short term by actions undertaken by the Company in response to industrywide competitive pressures.

Gross margin increased both in amount and as a percentage of net sales in 1995 compared with 1994. The increase in gross margin as a percentage of net sales was primarily a result of a shift in product mix toward the Company's newer, high-margin products, which included strong sales of certain products within the Company's Power Macintosh family of personal computers and its entry-level Macintosh Performa family.

The increase in gross margin levels was affected favorably by changes in foreign currency exchange rates as a result of a weaker U.S. dollar relative to certain foreign currencies in 1995 compared with 1994. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

Gross margin in 1994 declined as a percentage of net sales from 1993 levels. The downward trend in gross margin as a percentage of net sales was primarily a result of pricing and promotional actions undertaken by the Company in response to industrywide competitive pricing pressures. Gross margin was also affected somewhat adversely by changes in foreign currency exchange rates as a result of a stronger U.S. dollar relative to certain foreign currencies in 1994 compared with 1993. Results from the Company's ongoing foreign currency hedging activities offset a portion of this adverse foreign currency impact on gross margin.

Although the Company's gross margin percentage was 25.8% in 1995, gross margin as a percentage of net sales declined to 20.7% in the fourth quarter of 1995, primarily due to aggressive pricing actions and product mix issues related to component availability and delays in new PowerPC processor-based product production. It is anticipated that gross margins will continue to remain under significant pressure and are likely to remain comparable to the level reported for the fourth quarter of 1995 due to a variety of factors, including continued industrywide pricing pressures, increased competition, particularly in Japan, and compressed product life cycles.

Research and Development

Research and development expenditures increased in amount during 1995 when compared with 1994, primarily due to higher project- and headcount-related spending, as the Company continues to invest in the development of new products and technologies. The decrease in research and development expenditures during 1994 compared with 1993 reflected the results of the Company's restructuring actions aimed at reducing costs, including product development expenditures. Research and development expenditures as a percentage of net sales have continued to decrease since 1993 as a result of revenue growth during 1994 and 1995, coupled with the Company's continuing efforts to focus its research and development project spending in an efficient manner.

The Company believes that continued focused investment in research and development is critical to its future growth and competitive position in the marketplace, and is directly related to continued, timely development of new and enhanced products.

Selling, General and Administrative

Selling, general and administrative expenses increased in amount, but decreased as a percentage of net sales, in 1995 compared with 1994. This increase in expense was primarily a result of increased advertising and channel marketing program spending as the Company continued its efforts to expand its market share. Although the Company has increased its selling and marketing expenses in an effort to expand its market share, there can be no assurance that such an increase in spending will result in a corresponding increase in market share. The decrease as a percentage of net sales since 1993 is primarily a result of revenue growth during 1994 and 1995, combined with the Company's ongoing efforts to manage total operating expense growth.

In 1994, selling, general and administrative expenses decreased in amount and as a percentage of net sales compared with 1993, primarily because of lower employee-related and facilities costs resulting from the restructuring actions taken in the third quarter of 1993. Revenue growth in 1994 also contributed to the decrease in selling, general and administrative expenses as a percentage of net sales.

The Company will continue to face the challenge of managing growth in selling, general and administrative expenses relative to gross margin levels, particularly in light of the Company's expectation of continued pressure on gross margins and continued competitive pressures worldwide.

Restructuring Costs

For information regarding the Company's restructuring actions, refer to pages 29 - 30 of the Notes to Consolidated Financial Statements.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased to $10 million in expense in 1995 from $22 million in expense in 1994. This $12 million favorable change is comprised of $48 million in interest and other income attributable to higher average cash balances, higher interest rates, and interest rate hedging gains, offset in part by a $36 million unfavorable variance related to realized and unrealized foreign exchange hedging losses and foreign exchange hedging costs. Market volatility and higher foreign currency balances account for the increased hedging cost.

In 1994, interest and other income (expense), net, decreased to $22 million in expense from $30 million of income in 1993, resulting in a $52 million unfavorable change. Higher interest rates and larger average borrowing balances used to fund working capital needs served to significantly increase interest expense, and accounted for $28 million of the $52 million change during 1994. Other factors contributing to this variance included interest income, which was higher in 1993 than in 1994 primarily due to a $15 million interest payment received on a nonrecurring income tax refund from the Internal Revenue Service in 1993, and interest income from the Company's interest rate risk management program, which contributed $6 million in 1993, and reduced interest income by $7 million in 1994.

For more information regarding the Company's strategy and accounting for financial and other derivative instruments, refer to pages 26 - 28 of the Notes to Consolidated Financial Statements.

Provision for Income Taxes            1995   Change  1994   Change  1993

Provision for income taxes          $  250     32%  $ 190    258%   $ 53
Effective tax rate                     37%            38%            38%

The Company's effective tax rate decreased to 37% in 1995 compared with a rate of 38% in 1994 and 1993. For additional information regarding income taxes, refer to pages 31 - 32 of the Notes to Consolidated Financial Statements.

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

In 1994, the Company introduced Power Macintosh, a new line of Macintosh computers based on a new PowerPC family of RISC microprocessors. The Company's results of operations and financial condition may be adversely affected if it is unable to successfully complete the transition of its lines of personal computers and servers from the Motorola 68000 series of microprocessors to the PowerPC microprocessor. The success of this ongoing transition will depend on the Company's ability to continue to sell products based on the Motorola 68000 series of microprocessors while continuing to gain market acceptance of the new PowerPC processor-based products, to successfully manage inventory levels of both product lines simultaneously, and to continue to coordinate the timely development and distribution by independent software vendors of new "native" software applications specifically designed for the PowerPC processor-based products.

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

Backlog is often volatile after new product introductions due to the aforementioned demand factors, often increasing coincident with introduction, and then decreasing once dealers and customers believe they can obtain sufficient supply of product.

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

Competition

The personal computer industry is highly competitive and continues to be characterized by consolidations in the hardware and software industries, aggressive pricing practices, and downward pressure on gross margins. For example, in Japan, other companies have begun to initiate extreme competitive actions in order to gain market share, and as a result, the Company has implemented incremental pricing and promotional activities. The Company's results of operations and financial condition could be adversely affected should the Company be unable to effectively manage the impact of industrywide pricing pressures and downward pressures on gross margins.

The Company's future operating results and financial condition may also be affected by the Company's ability to offer customers competitive technologies while effectively managing the impact on inventory levels and the potential for customer confusion created by product proliferation. The Company's future operating results and financial condition may also be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

On November 7, 1994, the Company reached an agreement with IBM and Motorola, Inc. on a new hardware reference platform for the PowerPC microprocessor that is intended to deliver a much wider range of operating system and application choices for computer customers. As a result of this agreement, the Company is moving forward with its efforts to make the Macintosh operating system available on the common platform.
In line with its efforts, on November 13, 1995, the Company, IBM, and Motorola, Inc. announced the availability of the "PowerPC Platform," which is a set of specifications that defines a "unified" personal computer architecture and combines the Power Macintosh platform and the PC environment. Accordingly, the Company's future operating results and financial condition may be affected by its ability to continue to implement this agreement and certain other collaboration agreements, and to manage the associated competitive risk.

The Company is currently the primary maker of hardware that uses the Macintosh operating system, and it has a minority market share in the personal computer market, which is dominated by makers of computers that run the MS-DOS (registered trademark) and Microsoft Windows (trademark) operating systems. The Company's future operating results and financial condition may be affected by its ability to increase market share in its
personal computer business.   As part  of  its  efforts  to  increase
overall market share, the Company announced the licensing of the Macintosh operating system to other personal computer vendors in
January 1995, and several vendors currently sell product that utilize the Macintosh operating system. The success of the Company's efforts to increase its overall market share through licensing of the Macintosh operating system will depend in part on the Company's ability to manage the risks associated with competing with companies producing Macintosh OS-based computer systems. Accordingly, the Company cannot determine the ultimate effect that licensing of the Macintosh operating system will have on its product pricing and unit sales or future operating results and financial condition. The Company believes that licensing the operating system will result in a broader installed base on which software vendors can develop and provide technical innovations for the Macintosh
platform.   However, there  can  be no assurance that the installed base will be broadened by the licensing of the operating system or that licensing will result in an increase in the number of application software titles or the rate at which vendors will bring to market application software based on the Macintosh operating system.

The Company's principal competitor in producing operating system software, Microsoft Corporation, is a large, well-financed corporation which has a dominant position in various segments of the personal computer software industry. In August 1995, Microsoft Corporation released Windows 95, another of its operating system offerings. As a result of the introduction of Windows 95, the Company has taken and will continue to take steps to address the additional challenges to and competitive pressures on its efforts in developing and marketing the Company's products. Accordingly, the Company's future operating results and financial condition could be adversely affected should the Company be unable to effectively manage the competitive pressure and other challenges presented by the introduction of Windows 95.

Certain of the Company's personal computer products are capable of running application software designed for the MS-DOS or Windows operating systems ("Cross-Platform Products"), through software emulation of Intel Corporation microprocessor chips by use of software specifically designed for the Company's products, either those based on the Motorola 68000 series of microprocessors or those based on the PowerPC microprocessor.
The Company has also introduced products that include both the RISC-based PowerPC 601 microprocessor and the 486 DX2/66 microprocessor, which enable users to switch between the Macintosh and DOS or Windows computing environments.

The Company currently supplies customers who purchase Cross-Platform Products capable of running the MS-DOS or Windows 3.1 operating system with operating system software under a licensing agreement with Microsoft. This license agreement expires on December 31, 1995 (the "Old License
Agreement").   The Company has attempted to license Windows  95  software from Microsoft but has been unable to do so because of the Company's unwillingness to consent to Microsoft's demand under Microsoft's proposed license agreement (the "New License Agreement") that the Company agree not to sue Microsoft if Microsoft infringes any of the Company's patents. Microsoft has also informed the Company that it will not renew the Old License Agreement unless the Company accepts the New License Agreement. Accordingly, unless an appropriate licensing agreement is reached, upon the expiration of the Old License Agreement, the Company will be unable to  supply customers with any of Microsoft's operating systems on  Cross-
Platform  Products.   Although  customers could  obtain  copies  of  such
software from other sources, the Company is unable to predict the effect of such a situation on the demand for Cross-Platform Products. Although Cross-Platform Products represented only a small portion of the Company's unit sales during 1995, the Company is unable to predict the effect of such a situation on the Company's future operating results.

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

The Company's ability to produce and market competitive products is also dependent on the ability of IBM and Motorola, Inc., the suppliers of the PowerPC RISC microprocessor for certain of the Company's products, to continue to supply to the Company microprocessors that produce superior price/performance results compared with those supplied to the Company's competitors by Intel Corporation, the developer and producer of the microprocessors used by most personal computers using the MS-DOS and Windows operating systems. IBM produces personal computers based on the Intel microprocessors as well as on the PowerPC microprocessor, and is also the developer of OS/2, a competing operating system to the Company's Macintosh operating system. Accordingly, IBM's interest in supplying the Company with improved versions of microprocessors for the Company's products may be influenced by IBM's perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor.

The Company's future operating results and financial condition may also be affected by the Company's ability to successfully expand and capitalize on its investments in other markets, such as the markets for Internet services and personal digital assistant (PDA) products.

Global Market Risks

A large portion of the Company's revenue is derived from its international operations. As a result, the Company's operations and financial results could be significantly affected by international factors, such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. When the U.S. dollar strengthens against other currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's consolidated sales and gross margins (as expressed in U.S. dollars).

To mitigate the short-term impact of fluctuating currency exchange rates on the Company's non-U.S. dollar-based sales, product procurement, and operating expenses, the Company regularly hedges its non-U.S. dollar-based exposures. Specifically, the Company enters into foreign exchange forward and option contracts to hedge firmly committed transactions. Currently, hedges of firmly committed transactions do not extend beyond one year. The Company also purchases foreign exchange option contracts to hedge certain other probable, but not firmly committed transactions. Hedges of probable, but not firmly committed transactions currently do not extend beyond one year. To reduce the costs associated with these ongoing foreign exchange hedging programs, the Company also regularly sells foreign exchange option contracts and enters into certain other foreign exchange transactions. All foreign exchange forward and option contracts not accounted for as hedges, including all transactions intended to reduce the costs associated with the Company's foreign exchange hedging programs, are carried at fair value and are adjusted on each balance sheet date for changes in exchange rates. Refer to the Financial Instruments footnote on pages 26 - 28 of the Notes to Consolidated Financial Statements for further discussion.

While the Company is exposed with respect to fluctuations in the interest rates of many of the world's leading industrialized countries, the Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments as well as interest paid on its short-term borrowings and long-term debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company has entered into interest rate swap and option transactions. Certain of these swaps are intended to better match the Company's floating-rate interest income on its cash, cash equivalents, and short-term investments with the fixed-rate interest expense on its long-term debt. The Company also enters into interest rate swap and option transactions in order to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. These instruments may extend the Company's cash investment horizon up to a maximum effective duration of three years.

To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the nonhedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap and option positions on a stand-alone basis and in conjunction with its underlying foreign currency- and interest rate-related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities, there can be no assurance that the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures, and as such, may adversely affect the Company's operating results and financial position. The Company generally does not engage in leveraged hedging.

Inventory and Supply

The Company's ability to satisfy demand for its products may be limited by the availability of key components. The Company believes that the availability from suppliers to the personal computer industry of microprocessors and ASICs presents the most significant potential for constraining the Company's ability to produce products. Specific microprocessors manufactured by Motorola, Inc. and IBM are currently available only from single sources, while some advanced microprocessors are currently in the early stages of ramp-up for production and thus have limited availability. The Company and other producers in the personal computer industry also compete for other semiconductor products with other industries that have experienced increased demand for such products, due to either increased consumer demand or increased use of semiconductors in their products (such as the cellular phone and automotive industries). Finally, the Company uses some components that are not common to the rest of the personal computer industry (including certain ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of custom components. Such product supply constraints and corresponding increased costs could adversely affect the Company's future operating results and financial condition, including loss of market share.

The Company's future operating results and financial condition may also be adversely affected by the Company's ability to manage inventory levels and lead times required to obtain components in order to be more responsive to short-term shifts in customer demand patterns. In addition, if anticipated unit sales growth for new and current product offerings is not realized, the Company's results of operations and financial condition could be adversely affected.

Marketing and Distribution

A number of uncertainties may affect the marketing and distribution of the Company's products. Currently, the Company's primary means of distribution is through third-party computer resellers. However, the Company is continuing its expansion into various consumer channels, such as mass-merchandise stores, consumer electronics outlets, and computer superstores. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakens or if resellers within consumer channels decide not to continue to distribute the Company's products.

Other Factors

The majority of the Company's research and development activities, its corporate headquarters, and other critical business operations are located near major seismic faults. The Company's operating results and financial condition could be materially adversely affected in the event of a major earthquake.

The Company is currently in the process of replacing its current transaction systems (which include order management, distribution, manufacturing, and finance) with a single integrated system as part of its ongoing effort to increase operational efficiency. The Company's future operating results and financial condition could be adversely affected if it is unable to implement and effectively manage the transition to this new integrated system.

In April 1995, the Company announced a companywide reorganization designed to more closely align the Company's organizational structure with the Company's business strategy of placing increased focus on customer needs and expanding its presence in the home, education, and
business  markets.   In November 1995, the Company  announced  a  further
companywide reorganization to accelerate the implementation of its market segmentation strategy. The Company's reorganization will result in the
consolidation   of   its   sales,  marketing,  and   customer   solutions
organization into three geographic business units, namely, the Americas, Europe, and Japan and Asia. The Company's future operating results and financial condition could be adversely affected by its ability to effectively manage the transition to these new organizational structures. Although it is uncertain at this time, the Company may incur future restructuring charges as a result of these reorganizations.

Historically, the Company has experienced increased sales in its first and fourth fiscal quarters due to holiday demand for and calendar year-end buying of some of its products. As of the date of this Annual Report, published reports relating to the U.S. economy indicated a potentially unfavorable year-end buying season. Any general economic slowdown could adversely affect demand for the Company's products, which could adversely affect the Company's results of operations and financial condition.

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

Liquidity and Capital Resources

The Company's financial position with respect to cash, cash equivalents, and short-term investments, net of short-term borrowings, decreased to $491 million at September 29, 1995, from $966 million at September 30, 1994.

Less cash was generated by operations in 1995 compared with 1994, primarily as a result of growth in inventory levels and an increase in accounts receivable. Inventory levels grew during 1995 in order to support anticipated demand in the first quarter of 1996 for the Company's new products. Accounts receivable also increased, reflecting the higher sales levels achieved during 1995, primarily toward the end of the fourth quarter.

Cash used for operations in 1995 was partially offset by cash generated from higher sales and accounts payable levels. The increased sales levels were driven by aggressive pricing and promotional actions coupled with strong demand for the Company's PowerPC processor-based products. Accounts payable increased as a result of the growth in inventory and production levels and longer payment terms negotiated with vendors.

More cash was generated by operations in 1994 compared with 1993, primarily due to a significant decrease in inventory levels, as well as increased sales levels. The significant decrease in inventory levels during 1994 resulted from improved inventory management, higher 1994 sales levels attributable to various pricing and promotional actions, and strong sales of new product inventory which had been built up in preparation for the introduction of Power Macintosh. Profit levels improved as operating expenses decreased due to the Company's implementation of restructuring actions initiated in the third quarter of 1993.

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

Excluding short-term investments, net cash used for investments increased in 1995 compared with 1994 and 1993 levels. Net cash used for the purchase of property, plant, and equipment totaled $159 million in 1995, and was primarily made up of increases in manufacturing machinery and equipment. The Company anticipates that capital expenditures in 1996 will remain relatively consistent with 1995 expenditure levels.

The Company leases the majority of its facilities and certain of its equipment under noncancelable operating leases. In 1995, rent expense under all operating leases was approximately $127 million. The Company's future lease commitments are discussed on page 34 of the Notes to Consolidated Financial Statements.

Short-term borrowings at September 29, 1995, were approximately $169 million higher than at September 30, 1994. These borrowings were primarily made to fund expected working capital growth in certain markets worldwide. In general, the Company's short-term borrowings reflect borrowings made under its commercial paper program and short-term loans from certain commercial banks. In particular, Apple Japan, Inc. and Apple Computer BV (Netherlands), subsidiaries of the Company, held short-term borrowings from several banks, totaling approximately $199 million and $262 million, respectively, at September 29, 1995.

The Company's balance of long-term debt remained relatively constant during 1995. In 1994, $300 million aggregate principal amount of 6.5% unsecured notes were issued under an omnibus shelf registration statement filed with the Securities and Exchange Commission. This shelf registration was for the registration of debt and other securities for an aggregate offering amount of $500 million. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004. The 6.51% fixed rate was subsequently effectively converted to a floating rate through ten-year interest rate swaps based on the three-month U.S. dollar London Interbank Offered Rate ("LIBOR"). To mitigate the credit risk associated with these ten-year swap transactions, the Company entered into margining agreements with its third-party bank counterparties. Margining under these agreements does not start until 1997. Furthermore, these agreements would require the Company to post margin only if certain credit risk thresholds were exceeded. It is anticipated that any margin the Company may be required to post in the future would not have a material adverse effect on the Company's liquidity position.

The Company expects that it will continue to incur short- and long-term borrowings from time to time to finance U.S. working capital needs and capital expenditures, because a substantial portion of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries, generally in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation upon repatriation to the United States; the Company's financial statements fully provide for any related tax liability on amounts that may be repatriated. Refer to the Income Taxes footnote on pages 31 - 32 of the Notes to Consolidated Financial Statements for further discussion.

The Company believes that its balances of cash, cash equivalents, and short-term investments, together with funds generated from operations and short- and long-term borrowing capabilities, will be sufficient to meet its operating cash requirements on a short- and long-term basis.

Item 8. Financial Statements and Supplementary Data




INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                     Page

Financial Statements:
Report of Ernst & Young LLP, Independent Auditors               19
Consolidated Balance Sheets at September 29, 1995 and
  September 30, 1994                                            20
Consolidated Statements of Income for the three fiscal years
  ended September 29, 1995                                      21
Consolidated Statements of Shareholders' Equity for the
  three fiscal years ended September 29, 1995                   22
Consolidated Statements of Cash Flows for the three fiscal
  years ended September 29, 1995                                23
Notes to Consolidated Financial Statements                      24
Selected Quarterly Financial Information (Unaudited)            36
Financial Statement Schedules:
For the three fiscal years ended September 29, 1995
   Schedule II - Valuation and qualifying accounts             S-1

All other schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors of Apple Computer, Inc.

We have audited the accompanying consolidated balance sheets of Apple Computer, Inc. as of September 29, 1995 and September 30, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 29, 1995. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements. These financial statements
and  schedule  are the responsibility of the Company's management.   Our
responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Computer, Inc. at September 29, 1995 and September 30, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                                    /s/ Ernst & Young LLP
                                                        Ernst & Young LLP

San Jose, California
October 16, 1995

Consolidated Balance Sheets

                                                       (Dollars in millions)

September 29, 1995, and September 30, 1994              1995            1994

Assets:
Current assets:
  Cash and cash equivalents                          $   756         $ 1,203
  Short-term investments                                 196              55
  Accounts receivable, net of allowance for
  doubtful accounts of $87 ($91  in 1994)              1,931           1,581
  Inventories:
    Purchased parts                                      841             469
    Work in process                                      291             207
    Finished goods                                       643             412
                                                       1,775           1,088
  Deferred tax assets                                    251             293
  Other current assets                                   315             256
    Total current assets                               5,224           4,476
Property, plant, and equipment:
  Land and buildings                                     504             484
  Machinery and equipment                                638             573
  Office furniture and equipment                         145             158
  Leasehold improvements                                 205             237
                                                       1,492           1,452
  Accumulated depreciation and amortization            (781)           (785)
    Net property, plant, and equipment                   711             667
Other assets                                             296             160
                                                     $ 6,231         $ 5,303
Liabilities and Shareholders' Equity:
Current liabilities:
  Short-term borrowings                              $   461         $   292
  Accounts payable                                     1,165             882
  Accrued compensation and employee benefits             131             137
  Accrued marketing and distribution                     206             178
  Other current liabilities                              362             455
    Total current liabilities                          2,325           1,944
Long-term debt                                           303             305
Deferred tax liabilities                                 702             671
Commitments and contingencies
Shareholders' equity:
  Common stock, no par value; 320,000,000 shares
   authorized;122,921,601 shares   issued and
   outstanding in 1995 (119,542,527 shares in 1994)      398             298
  Retained earnings                                    2,464           2,096
  Other                                                   39            (11)
    Total shareholders' equity                         2,901           2,383
                                                     $ 6,231         $ 5,303

See accompanying notes.

Consolidated Statements of Income

                              (Dollars in millions, except per share amounts)


Three fiscal years ended
September 29, 1995                          1995          1994          1993

Net sales                             $   11,062    $    9,189   $     7,977
Costs and expenses:
  Cost of sales                            8,204         6,846         5,249
  Research and development                   614           564           665
  Selling, general and
   administrative                          1,583         1,384         1,632
  Restructuring costs                       (23)         (127)           321
                                          10,378         8,667         7,867
Operating income                             684           522           110
Interest and other income
 (expense), net                             (10)          (22)            30
Income before income taxes                   674           500           140
Provision  for income taxes                  250           190            53
Net income                            $      424    $      310   $        87
Earnings  per common and common
 equivalent share                     $     3.45    $     2.61   $      0.73
Common and common equivalent
 shares used in the calculations
 of earnings per share
 (in thousands)                          123,047       118,735       119,125

See accompanying notes.

Consolidated Statements of Shareholders' Equity

                   (Dollars in millions, except per share amounts)

                                                                        Total
                             Common Stock                              Share-
                            Shares              Retained             holders'
                      (in Thousands)  Amount    Earnings     Other     Equity


Balance at September 25,
 1992                       118,479   $  282    $ 1,905     $  --     $ 2,187
Common stock issued under
 stock option and purchase
 plans, including related
 tax benefits                 2,693      102         --        --         102
Repurchase of common stock  (5,025)    (180)       (93)        --       (273)
Cash dividends of $0.48
 per common share                --       --       (56)        --        (56)
Accumulated translation
 adjustment                      --       --         --      (20)        (20)
Net income                       --       --         87        --          87
Balance at September 24,
 1993                       116,147      204      1,843      (20)       2,027
Common stock issued under
 stock option and purchase
 plans, including related
 tax benefits                 3,396       94         --        --          94
Cash dividends of $0.48
 per common share                --       --       (57)        --        (57)
Accumulated translation
 adjustment                      --       --         --         9           9
Net income                       --       --        310        --         310
Balance at September 30,
 1994                       119,543      298      2,096       (11)      2,383
Common stock issued under
 stock option and purchase
 plans, including related
 tax benefits                 3,379      100         --        --         100
Cash dividends of $0.48
 per common share                --       --       (58)        --        (58)
Accumulated translation
  adjustment                     --       --         --         6           6
Change in unrealized gains
 (losses) on available-for-
 sale securities                 --       --         --        44          44
Net income                       --       --        424        --         424
Other                            --       --          2        --           2
Balance at September 29,
 1995                       122,922   $  398    $ 2,464     $  39     $ 2,901


See accompanying notes.

Consolidated Statements of Cash Flows
                                                        (Dollars in millions)


Three fiscal years ended
September 29, 1995                          1995          1994          1993

Cash and cash equivalents,
 beginning of the period                 $ 1,203        $  676        $  498
Operations:
  Net income                                 424           310            87
  Adjustments to reconcile net
    income to cash generated by
     (used for) operations:
    Depreciation and amortization            127           168           166
    Net book value of property,
     plant, and equipment retirements          6            11            13
  Changes in assets and liabilities:
   Accounts receivable                     (350)         (199)         (295)
   Inventories                             (687)           418         (927)
   Deferred tax assets                        42          (25)          (69)
   Other current assets                     (59)            34          (96)
   Accounts payable                          283           139           316
   Accrued restructuring costs              (47)         (250)           203
   Other current liabilities                (10)            90          (68)
   Deferred tax liabilities                   31            41            19
        Cash  generated by (used
         for) operations                   (240)           737         (651)

Investments:
  Purchase of short-term
   investments                           (1,672)         (312)       (1,432)
  Proceeds from sale of short-term
   investments                             1,531           474         2,153
  Purchase of property, plant, and
   equipment                               (159)         (160)         (213)
  Other                                    (102)           (4)          (15)
        Cash generated by (used
         for) investment activities        (402)           (2)           493

Financing:
  Increase (decrease) in short-term
   borrowings                                169         (531)           639
  Increase (decrease) in long-term
   borrowings                                (2)           297          (11)
  Increases in common stock, net of
   related tax benefits                       86            82            85
  Repurchase of common stock                  --            --         (273)
  Cash dividends                            (58)          (56)          (56)
  Other                                       --            --          (48)
         Cash generated by (used
          for ) financing activities         195         (208)           336

Total cash generated (used)                (447)           527           178
Cash and cash equivalents, end of
 the period                               $  756       $ 1,203        $  676

Supplemental cash flow disclosures:
 Cash paid during the year for:
     Interest                             $   49       $    34        $   12
     Income taxes, net                    $  188       $    46        $  226

Schedule of non-cash transactions:
 Tax benefit from stock options           $   15       $    12        $   17


See accompanying notes.

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include the accounts of Apple Computer, Inc. and its subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The Company's fiscal year-end is the last Friday in September.

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

Advertising Costs
Advertising costs, except for costs associated with direct-response advertising, are charged to expense the first time the advertising takes place. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

Foreign Currency
Gains and losses resulting from foreign currency translation are accumulated as a separate component of shareholders' equity until the foreign entity is sold or liquidated. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of income.

Financial Instruments
Investments
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. There are no investments with maturities greater than twelve months. A substantial portion of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries and is generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation upon repatriation to the United States; the Company's financial statements fully provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings that are intended to be indefinitely invested.

Effective October 1, 1994, the Company adopted Financial Accounting Standard No. 115 ("FAS 115"), "Accounting for Certain Investments in Debt
and  Equity  Securities."   In  accordance with  FAS  115,  prior  period
financial  statements  have not been restated to reflect  the  change  in
accounting  principle.   The cumulative effect  of  the  change  was  not
material to shareholders' equity as of October 1, 1994. Under FAS 115, debt securities that a company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that a company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as either
available-for-sale or trading and are carried at fair value.   Generally,
unrealized holding gains and losses on securities classified as available-for-sale are reported as a component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are included in earnings.

The Company's cash equivalents consist primarily of U.S. Government securities, Euro-dollar deposits, and commercial paper with maturities of three months or less at the date of purchase. Short-term investments consist principally of Euro-dollar deposits and commercial paper with maturities between three and twelve months. The Company's marketable equity securities consist of securities issued by U.S. corporations and are included in "Other assets" on the accompanying balance sheet. As of September 29, 1995, the Company's cash equivalents, short-term investments, and marketable equity securities are classified and
accounted  for  as  available-for-sale  and  are  generally  held   until
maturity.

Financial Instruments with Off-Balance-Sheet Risk
In the ordinary course of business and as part of the Company's asset and liability management, the Company enters into various types of transactions that involve contracts and financial instruments with off-balance-sheet risk. These instruments are entered into in order to manage financial market risk, primarily interest rate and foreign exchange risk. The Company enters into these financial instruments with major international financial institutions utilizing over-the-counter as opposed to exchange traded instruments. The Company does not hold or transact in financial instruments for other than risk management purposes.

Gains and losses on accounting hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related to qualifying accounting hedges of firm commitments or anticipated transactions are also deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Realized and unrealized gains and losses on interest rate and foreign exchange contracts that do not qualify as accounting hedges are recognized quarterly as a component of interest and other income (expense), net.

The Company monitors its interest rate and foreign exchange positions daily based on applicable and commonly used pricing models. The correlation between the changes in the fair value of hedging instruments and the changes in the underlying hedged items is assessed periodically over the life of the hedged instrument. In the event that it is determined that a hedge is ineffective, the Company recognizes in income the change in market value of the instrument beginning on the date it was no longer an effective hedge.

Interest Rate Derivatives
The Company enters into interest rate derivative transactions, including interest rate swaps and options, with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with the fixed-rate interest expense of its long-term debt. These instruments are also used to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program.

Foreign Currency Instruments
The  Company  enters into foreign exchange forward and  option  contracts
with   financial  institutions  primarily  to  protect  against  currency exchange risks associated with certain firmly committed and certain other probable, but not firmly committed transactions. The Company's foreign exchange risk management policy requires it to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures that are immaterial either in terms of their minimal U.S. dollar value or in terms of their high correlation with the U.S. dollar.

Probable, but not firmly committed transactions comprise sales of the Company's products in currencies other than the U.S. dollar. A majority of these non-U.S. dollar-based sales are made through the Company's subsidiaries in Europe, Asia (particularly Japan), Canada, and Australia. The Company also purchases foreign exchange option contracts to hedge certain other probable, but not firmly committed transactions. The Company also sells foreign exchange option contracts, in order to partially finance the purchase of foreign exchange option contracts used to hedge both firmly committed and certain other probable, but not firmly committed transactions. In addition, the Company enters into other foreign exchange transactions, which are intended to reduce the costs associated with its foreign exchange risk management programs. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable, but not firmly committed transactions, currently does not exceed one year.

For further information regarding the Company's accounting treatment of its investments and other financial and derivative instruments, refer to pages 26 - 28 of the Notes to Consolidated Financial Statements.

Income Taxes

The income tax provisions for 1995 and 1994 have been determined in accordance with statement of Financial Accounting Standard No. 109 ("FAS 109"), "Accounting for Income Taxes," whereby deferred tax assets and
liabilities   reflect  the  future  income  tax  effects   of   temporary
differences between the financial statement carrying amounts of  existing
assets  and  liabilities and their respective tax  bases.   Deferred  tax
assets and liabilities are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are
expected  to  be  recovered or settled.   The  Company  adopted  FAS  109
effective the first day of fiscal 1994 on a prospective basis, and the financial statements of years ended prior to 1994 have not been restated. The cumulative effect of the change was not material. Prior to 1994, the Company accounted for income taxes under the provisions of APB Opinion No. 11, which recognized deferred taxes for the effect of timing
differences  between pretax accounting income and taxable income.   Under
the deferred method of APB Opinion No. 11, deferred taxes were not adjusted for subsequent changes in tax rates.

U.S. income taxes have not been provided on a cumulative total of $395 million of undistributed earnings of certain of the Company's foreign subsidiaries. It is intended that these earnings will be indefinitely invested in operations outside of the United States. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely invested earnings, the Company provides for federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

Earnings per Share
Earnings  per  share  is computed using the weighted  average  number  of common and dilutive common equivalent shares attributable
to stock options outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

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

Stock-Based Compensation
The Company has not elected early adoption of Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation." FAS 123 becomes effective beginning with the Company's first quarter of fiscal year 1997, and will not have a material effect on the Company's financial position or results of operations. Upon adoption of FAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to
Employees" and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

Reclassifications
Certain prior year amounts on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows and the Industry Segment and Geographic Information and Income Taxes footnotes have been reclassified to conform to the current year presentation.

Financial Instruments

Investments
The   following   table   summarizes  the  Company's   available-for-sale
securities as of September 29, 1995:

                                                        (In millions)

                                                 Gross       Gross  Estimated
                                 Amortized  Unrealized  Unrealized       Fair
                                      Cost       Gains      Losses      Value


U.S. Treasury securities
 and obligations of U.S.
 government agencies                $   232      $  --     $   --     $   232
U.S. corporate debt securities          140         --         --         140
Foreign government securities           456          2(A)      --         458
   Total included in cash and cash
    equivalents                     $   828      $   2     $   --     $   830

U.S. corporate debt securities      $    48      $  --     $   --     $    48
Foreign government securities           146         --         --         146
   Total included in short-term
    investments                     $   194      $  --     $   --     $   194

Equity securities                   $     1      $  42     $   --     $    43
Total included in other assets      $     1      $  42     $   --     $    43


  Total                             $ 1,023      $  44     $   --     $ 1,067


(A) The $2 million represents gross unrealized gains on interest rate hedging transactions.

Gross unrealized holding gains or losses on available-for-sale securities are recorded as a component of shareholders' equity, and include any unrealized gains and losses on interest rate contracts accounted for as hedges against the underlying securities. Of the $42 million of gross unrealized gains related to equity securities, approximately $40 million relates to securities that are restricted from sale until February 1996. The gross realized gains recorded to earnings on sales of available-for-sale securities were $1.5 million in 1995. There were no gross realized losses recorded to earnings on sales of available-for-sale securities in 1995. The cost of securities sold is based on the specific identification method.

Interest Rate Derivatives and Foreign Currency Instruments
The table on page 27 shows the notional principal, fair value, and credit risk amounts of the Company's interest rate derivative and foreign currency instruments as of September 29, 1995, and September 30, 1994. The notional principal amounts for off-balance-sheet instruments provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company's exposure to credit or market loss. The credit risk amount shown in the table below represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange and interest rates at each respective date. The Company's exposure to credit loss and market risk will vary over time as a function of interest rates and currency exchange rates.

The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 29, 1995, and September 30, 1994. In certain instances where judgment is required in estimating fair value, price quotes were obtained from several of the Company's counterparty financial institutions. Although the table below reflects the notional principal, fair value, and credit risk amounts of the Company's interest rate and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the interest rate and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

                                                              (In millions)

                                      1995                     1994
                            -----------------------   -----------------------
                            Notional   Fair  Credit   Notional   Fair  Credit
                           Principal  Value    Risk  Principal  Value    Risk
                                             Amount                    Amount

Transactions Qualifying as
 Accounting Hedges

Interest rate instruments
  Swaps                      $  450   $  (7)   $  2    $  669   $ (40)     --
  Interest rate collars      $  105      --(A)   --(A)     --       --     --
  Sold options               $  150      --(A)   --        --       --     --

Foreign exchange instruments
  Spot / Forward contracts   $1,211   $  16    $ 23    $2,385   $ (23)  $  15
  Purchased options          $1,441   $  32    $ 32    $1,510   $   17  $  21
  Sold options                   --      --      --    $  302   $  (1)     --


Transactions Other Than
 Accounting Hedges

Interest rate instruments
     Swaps                   $  10      --(A)    --        --       --     --
     Sold options            $ 100    $  (1)     --    $  148      --(A)   --

Foreign exchange instruments
  Spot/Forward contracts        --       --      --    $  300      --(A)  --(A)
  Purchased options          $3,046   $ 134    $134    $1,600    $  32  $  32
  Sold options               $6,082   $ (83)     --    $5,511    $ (45)    --


(A) Fair value is less than $0.5 million.

The interest rate swaps shown above generally require the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. Maturity dates for interest rate swaps currently range from one to ten years. At September 29, 1995, and September 30, 1994, interest rate swaps classified as receive-fixed swaps had weighted average receive rates of 6.38% and 5.89%, respectively. Weighted average pay rates on these swaps were 5.88% and 6.52% at September 29, 1995, and September 30, 1994, respectively. Interest rate option contracts require the Company to make payments should certain interest rates either fall below or rise above predetermined levels.

Interest rate collars limit the Company's exposure to fluctuations in short-term interest rates by locking in a range of interest rates. An interest rate collar is a no-cost structure that consists of a purchased option and a sold option. The Company receives a payment when the three-month LIBOR falls below predetermined levels, and makes a payment when the three-month LIBOR rises above predetermined levels. The entire structure generally qualifies as an accounting hedge.

All interest rate option contracts outstanding at September 29, 1995, expire within three years.

Interest rate contracts not accounted for as hedges are carried at fair value with gains and losses recorded currently in income as a component of interest and other income (expense), net. Unrealized gains and losses on interest rate contracts that are designated and effective as hedges are deferred and recognized in income in the same period as the hedged transaction. Unrealized losses on such agreements totaled approximately $9 million and $40 million at September 29, 1995, and September 30, 1994, respectively, primarily reflecting the net present value of unrealized losses on the ten-year swap contracts, which effectively convert the Company's fixed-rate ten-year debt to floating-rate debt.

The foreign exchange forward contracts not accounted for as hedges are carried at fair value and are adjusted each balance sheet date for changes in exchange rates, and the adjustment is recognized in income at that time. Unrealized gains and losses on foreign exchange forward contracts that are designated and effective as hedges are deferred and recognized in income in the same period as the hedged transactions. Deferred gains and losses on such agreements at September 29, 1995, and September 30, 1994, were immaterial. All foreign exchange forward contracts expire within one year.

Purchased foreign exchange option contracts that qualify for hedge accounting treatment are reported on the balance sheet at the premium cost, which is amortized over the life of the option. Unrealized gains and losses on these option contracts are deferred until the occurrence of the hedged transaction and recognized as a component of the hedged transaction. Deferred gains and losses on such agreements were immaterial at September 29, 1995, and September 30, 1994. As of September 29, 1995, maturity dates for purchased foreign exchange option contracts ranged from one to twelve months.

Purchased and sold foreign exchange option contracts that do not qualify for hedge accounting treatment are carried at fair value and, as such, are adjusted each balance sheet date for changes in exchange rates. Gains and losses associated with these financial instruments are recorded currently in income. As of September 29, 1995, maturity dates for these sold option contracts ranged from one to six months.

The Company monitors its interest rate and foreign exchange positions daily based on applicable and commonly used pricing models. The correlation between the changes in the fair value of hedging instruments and the changes in the underlying hedged items is assessed periodically over the life of the hedged instrument. In the event that it is determined that a hedge is ineffective, the Company recognizes in income the change in market value of the instrument beginning on the date it was no longer an effective hedge.

Fair Values of Other Financial Instruments
The carrying amounts and estimated fair values of the Company's other financial instruments are as follows:
                                                               (In millions)

                                          1995                   1994
                                 Carrying      Fair     Carrying       Fair
                                   Amount     Value       Amount      Value

Cash and cash equivalents          $ 756      $ 756     $ 1,203     $ 1,203
Short-term investments             $ 196      $ 196     $    55     $    55
Short-term borrowings              $ 461      $ 461     $   292     $   292
Long-term debt:
  Ten-year unsecured notes         $ 300      $ 289     $   300     $   259
  Other                            $   3      $   3     $     5     $     5


Short-term investments are carried at cost plus accrued interest, which approximates fair value. The carrying amount of short-term borrowings approximates their fair value due to their short-term maturities. The fair value of the ten-year unsecured notes is based on their listed market value as of September 29, 1995.

Concentrations of Credit Risk

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

The counterparties to the agreements relating to the Company's investments and foreign exchange and interest rate instruments consist of a number of major international financial institutions. To date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors its positions and the credit ratings of such counterparties, and limits the financial exposure  and the number of agreements and contracts it enters into  with any one party. The Company generally does not require collateral from counterparties, except for margin agreements associated with the ten-year interest rate swaps on the Company's long-term debt. To mitigate the credit risk associated with these ten-year swap transactions, the Company entered into margining agreements with its third-party bank counterparties. Margining under these agreements does not start until 1997. Furthermore, these agreements would require the Company or the counterparty to post margin only if certain credit risk thresholds were exceeded.

Advertising Costs

There were no direct-response advertising costs reported as assets at September 29, 1995, and September 30, 1994. Advertising expense was $204.7 million, $158.2 million, and $153.4 million for 1995, 1994, and 1993, respectively.

Borrowings

Short-Term Borrowings                                       (In millions)

                                                        1995         1994

Commercial paper                                       $  --        $  90
Notes payable to banks                                   461          202
                                                       $ 461        $ 292

The weighted average interest rates for Japanese yen-denominated notes payable to banks at September 29, 1995, and September 30, 1994, were approximately 2.2% and 2.6%, respectively. The weighted average interest rate for U.S. dollar-denominated notes payable to banks at September 29, 1995, was approximately 6.2%. The Company had no U.S. dollar-denominated notes payable to banks at September 30, 1994. The weighted average interest rate for commercial paper borrowings at September 30, 1994, was approximately 5.0%. Interest expense on short-term borrowings was $20.4 million, $24.9 million, and $8.9 million for 1995, 1994, and 1993, respectively.

Long-Term Debt

On February 10, 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the Securities and Exchange Commission. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004. Interest expense on long-term debt for the years ended September 29, 1995, and September 30, 1994, was $19.5 million and $12.5 million, respectively.

For information regarding the Company's estimated fair value of short-term and long-term debt, refer to page 28 of the Notes to Consolidated Financial Statements.

Restructuring of Operations

In the third quarter of 1993, the Company initiated a plan to restructure its operations worldwide in order to address the competitive conditions in the personal computer industry, including the increased market demand for lower-priced products. In connection with this plan, the Company recorded a $321 million charge to operating expenses ($199 million, or $1.72 per share, after taxes). The restructuring costs included $162 million of estimated employee-related expenses and $159 million of estimated facilities, equipment, and other expenses associated with the consolidation of operations and the relocation and termination of certain operations and employees. The restructuring plan originally contemplated the termination or relocation of approximately 4,150 employees worldwide and a reduction in worldwide office space, which primarily consisted of approximately 1.6 million square feet of office space in the San Francisco Bay Area, within one year from the date the restructuring was initiated.

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

The most significant element of the adjustment was associated with $61 million in costs accrued to terminate or move a number of employees from the San Francisco Bay Area to a lower-cost location. This element of the Company's restructuring plan was expected to result in the termination or relocation of approximately 2,000 employees and the closure of certain leased facilities, at a cost of $39 million and $22 million, respectively. However, the expected benefits of this move were reduced since the plan's inception because of changes to the cost differential between the Company's current and alternative locations. For example, the Company favorably renegotiated the lease terms of certain facilities in its current locations, the salary growth rate differentials between the Bay Area and alternative locations were reduced, and changes to the California income tax laws made it more attractive for companies to do business in California. The Company canceled this action in the third quarter of 1994, when management decided that the extended estimated pay-back period no longer justified the initial cash investment and the unquantifiable cost of business disruption that such a move would precipitate.

At the end of fiscal year 1994, approximately 1,760 employees had been terminated at a cost of approximately $95 million in termination benefits, and approximately 80 had been relocated. The Company had reduced its use of office space in the Bay Area by approximately 867,000 square feet.

During 1995, the Company further lowered its estimates of the total remaining costs associated with its restructuring plan initiated in the third quarter of 1993 and recorded an adjustment that increased income by $23 million ($14 million, or $0.12 per share, after taxes). This adjustment primarily reflected favorable cancelation settlements of certain R&D project commitments and facility leases and the completion of other actions at lower costs than originally estimated.

As of September 29, 1995, the Company had $11 million of accrued restructuring costs for actions that are currently under way, the majority of which are expected to be completed during 1996.
Approximately $10 million of this accrual represents cash charges expected to be incurred primarily for estimated facilities and other expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists of the following:

                                                               (In millions)

                                             1995        1994        1993

Interest income                        $      100   $      43    $     70
Interest expense                             (48)        (40)        (12)
Foreign currency gain (loss)                 (15)           9          12
Net premiums and discounts earned
 (paid) on foreign exchange
 instruments                                 (46)        (34)        (32)
Other income (expense), net                   (1)          --         (8)

                                       $     (10)    $   (22)     $    30

Income Taxes

                                                           (In millions)
The provision for income taxes
consists of the following:
                                        FAS 109 Method     APB 11 Method

                                        1995      1994             1993

Federal:
  Current                           $   26     $    61          $    14
  Deferred                             113          20             (24)
                                       139          81             (10)
State:
  Current                                1           6                3
  Deferred                              15          20                1
                                        16          26                4
Foreign:
  Current                               89          71               39
  Deferred                               6          12               20
                                        95          83               59

Provision for income taxes          $  250      $  190          $    53

The foreign provision for income taxes is based on foreign pretax earnings of approximately $572 million, $474 million, and $416 million in 1995, 1994, and 1993, respectively. The tax benefit credited directly to common stock as a result of compensation expense attributable to employee stock option and purchase plans recognized differently for financial reporting and tax purposes was $15 million in 1995.

Under FAS 109, deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

At September 29, 1995, and September 30, 1994, the significant components of the Company's deferred tax assets and liabilities were:

                                                         (In millions)

                                              September 29,     September 30,
                                                     1995              1994

Deferred tax assets:
  Accounts receivable and inventory reserves      $    87           $   141
  Accrued liabilities and other reserves               85               126
  Basis of capital assets and investments              82                66
   Total deferred tax assets                          254               333
Less: Valuation allowance                              14                11
Net deferred tax assets                               240               322

Deferred tax liabilities:
  Unremitted earnings of subsidiaries                 648               657
  Other                                                27                29
Total deferred tax liabilities                        675               686

Net deferred tax liability                        $   435           $   364

The net change in the total valuation allowance was an increase of $3 million and $11 million in 1995 and 1994, respectively.

Under APB Opinion No. 11, deferred income taxes result from timing differences between years in the recognition of certain revenue and expense items for financial and tax reporting purposes. The sources of timing differences and the related tax effects for 1993 are as follows:

                                                            (In millions)

                                                                    1993

Income of foreign subsidiaries not taxable in current year       $    53
Warranty, bad debt, and other expenses                              (80)
Depreciation                                                         (4)
Inventory valuation                                                 (17)
State income taxes                                                     3
Other individually  immaterial items                                  42
Total deferred taxes                                             $   (3)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35.00% in 1995, 35.00% in 1994, and 34.75% in 1993) to income before income taxes, is as follows:

                                                              (In millions)

                                           FAS 109 Method      APB 11 Method

                                          1995       1994             1993

Computed expected tax                   $  236     $  175            $   49
State taxes, net of federal benefit         10         17                 2
Research and development tax credit        (1)        (1)               (8)
Indefinitely invested earnings of
 foreign subsidiaries                     (21)       (49)              (21)
Valuation allowance                          3          9                --
Other individually immaterial items         23         39                31
Provision for income taxes              $  250     $  190            $   53
Effective tax rate                         37%        38%               38%

The Internal Revenue Service ("IRS") has proposed federal income tax deficiencies for the years 1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies for the years 1984 through 1988, and most of the issues in dispute for these years have been resolved. On June 29, 1995, the IRS issued a notice of deficiency proposing increases to the amount of the Company's federal income taxes for the years 1989 through 1991. The Company has filed a petition with the United States Tax Court to contest these alleged tax deficiencies. Management believes that adequate provision has been made for any adjustments that may result from these tax examinations.

Common Stock

Shareholder Rights Plan
In May 1989, the Company adopted a shareholder rights plan and distributed a dividend of one right to purchase one share of common stock (a "Right") for each outstanding share of common stock of the Company. The Rights become exercisable in certain limited circumstances involving a potential business combination transaction of the Company and are initially exercisable at a price of $200 per share. Following certain other events after the Rights have become exercisable, each Right entitles its holder to purchase for $200 an amount of common stock of the Company, or, in certain circumstances, securities of the acquiror, having a then-current market value of two times the exercise price of the Right. The Rights are redeemable and may be amended at the Company's option before they become exercisable. Until a Right is exercised, the holder of a Right, as such, has no rights as a shareholder of the Company. The Rights expire on April 19, 1999.

Stock Option Plans
The Company has in effect a 1990 Stock Option Plan (the "1990 Plan") and a 1987 Executive Long Term Stock Option Plan (the "1987 Plan"). The 1981 Stock Option Plan terminated in October 1990. Options granted before that date remain outstanding in accordance with their terms. Options may be granted under the 1990 Plan to employees, including officers and directors who are employees, at not less than the fair market value on the date of grant. These options generally become exercisable over a period of three years, based on continued employment, and generally expire ten years after the grant date. The 1990 Plan permits the granting of incentive stock options, nonstatutory stock options, and stock appreciation rights.

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

In July 1995, the Board of Directors adopted an amendment to the 1990 Plan to increase the number of shares reserved for issuance by 8.6 million shares, subject to shareholder approval at the Company's Annual Meeting of Shareholders scheduled for January 1996. Concurrently, the Board of Directors also resolved to terminate the 1987 Plan and transfer all unused shares remaining under the 1987 Plan to the 1990 Plan, subject to shareholder approval of the aforementioned amendment to the 1990 Plan.

Summarized information regarding the Company's stock option plans as of September 29, 1995, is as follows:

                                     (In thousands, except per share amounts)

                                             Number of
                                                Shares       Price per Share

Outstanding at September 30, 1994              13,411       $  7.50 - $ 68.00
   Granted                                      4,249
   Exercised                                  (2,442)       $  7.50 - $ 57.50
   Expired or canceled                        (1,341)
Outstanding at September 29, 1995              13,877       $  7.50 - $ 68.00
Exercisable                                     5,535
Reserved for issuance                          16,848
Available for future grant                      2,971

Restricted Stock Plan
On April 1, 1993, the Company's Board of Directors approved a Restricted Stock Plan for officers of the Company (the "RSP"), which became effective July 1, 1993. The RSP was subsequently ratified by the shareholders on January 26, 1994. The RSP is designed to provide an incentive for officers to continue to own shares of the Company's common stock acquired upon exercise of options under any of the Company's Stock Option Plans, thus more closely aligning officers' financial interests with those of the shareholders. The RSP provides that officers who exercise stock options and continue to hold the exercised shares for at least three years will receive up to three awards of shares of restricted stock. Each such award is for one-third the number of shares held for the requisite retention period. Each restricted stock award granted pursuant to the plan becomes fully vested three years after the grant date, provided that the officer maintains continuous employment with the Company and that other vesting requirements are met.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the "Purchase Plan") under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning or end of the offering period. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. As of September 29, 1995, approximately 18,000 shares were reserved for future issuance under the Purchase Plan. In June 1995, the Board of Directors adopted an amendment to the Purchase Plan to increase the number of shares reserved for issuance by 3 million shares, subject to shareholder approval at the Company's Annual Meeting of Shareholders scheduled for January 1996.

Stock Repurchase Programs
In November 1992, the Board of Directors authorized the purchase of up to 10 million shares of the Company's common stock in the open market. No shares were repurchased under this authorization in 1995 or in 1994; approximately 3.4 million shares were repurchased under this authorization in 1993. In September 1990, the Board of Directors
authorized the purchase of up to 10 million shares of the Company's common stock in the open market. During 1993, the Company repurchased the remaining shares under this authorization, which approximated 1.6 million shares.

Employee Savings Plan

The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit ($9,240 for calendar year 1995). Effective October 1, 1995, the Company matches 50% to 100% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. Prior to October 1, 1995, the Company matched 30% to 70% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. The Company's matching contributions to the Savings Plan were approximately $14.6 million, $10.7 million, and $11.1 million in 1995, 1994, and 1993, respectively.

Preferred Stock

Five million shares of preferred stock have been authorized for issuance in one or more series. The Board of Directors is authorized to fix the number and designation of any such series and to determine the rights, preferences, privileges, and restrictions granted to or imposed on any such series.

Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of 5 to 10 years and generally provide renewal options for terms of up to 5 additional years. Rent expense under all operating leases was approximately $127 million, $122 million, and $170 million in 1995, 1994, and 1993, respectively. Future minimum lease payments under these noncancelable operating leases having remaining terms in excess of one year as of September 29, 1995, are as follows:

                                                     (In millions)

1996                                                       $    71
1997                                                            62
1998                                                            38
1999                                                            21
2000                                                            17
Later years                                                     36
Total minimum lease payments                                $  245

Litigation

Apple v. Microsoft Corporation and Hewlett-Packard Company
In March 1988, the Company filed suit in the U.S. District Court for the Northern District of California (the "Court") against Microsoft Corporation ("Microsoft") and Hewlett-Packard Company ("HP") alleging that their Microsoft Windows and HP NewWave computer programs infringe the Company's audiovisual copyrights protecting the Macintosh user interface. On August 24, 1993, the district court entered final judgment for Microsoft and HP, dismissing the Company's action.

On September 21, 1993, the Court denied defendants' motions for an award of full defense costs and attorneys' fees under 17 U.S.C. Section 505, but allowed defendants to renew their motions should the Supreme Court alter the standard for the award of attorneys' fees in copyright cases in the case of Fogerty v. Fantasy, Inc., 114 S. Ct. 1023 (1994).
            ------------------------

On September 20, 1993, the Company appealed the case to the U.S. Court of Appeals for the Ninth Circuit. On September 24, 1994, the Court of Appeals issued its decision affirming the district court judgment on the merits but remanding the case on the issue of attorneys' fees in light of the Fogerty decision. The Company filed a petition for a writ of
     -------                                                  -----------
certiorari  in  the Supreme Court of the United States  on  December  19,
----------
1994.

The Company's petition for a writ of certiorari was denied by the Supreme
                             ------------------
Court of the United States on February 21, 1995. Accordingly, the decision of the appellate court affirming the dismissal of the Company's copyright infringement case against Microsoft and HP is now final. The requests of Microsoft and HP for attorneys' fees have been resolved by settlement agreements. Accordingly, the matter has been entirely resolved.

Industry Segment and Geographic Information

The Company operates in one principal industry segment: the design, manufacture, and sale of personal computing products. The Company's products are sold primarily to the business, education, home, and government markets.

Geographic financial information is as follows:

                                                             (In millions)

                                            1995          1994          1993

Net sales to unaffiliated customers:
  North America                        $   6,130     $   5,291     $   4,694
  Europe                                   2,365         2,096         2,002
  Japan                                    1,822         1,234           835
  Pacific                                    745           568           446
    Total net sales                    $  11,062     $   9,189     $   7,977

Transfers between geographic
 areas (eliminated in
 consolidation):
  North America                        $     511     $     409     $     421
  Europe                                     178           234           263
  Japan                                       --            --             9
  Pacific                                  3,619         2,618         2,293
    Total transfers                    $   4,308     $   3,261     $   2,986

Operating income (loss):
  North America                        $    (20)     $    (27)     $   (243)
  Europe                                     245           276            60
  Japan                                       46            47            20
  Pacific                                    383           245           256
  Eliminations                                30          (19)            17
  Corporate income (expense), net           (10)          (22)            30
    Income before income taxes         $     674     $     500     $     140

Identifiable assets:
  North America                        $   3,112     $   2,393     $   2,627
  Europe                                     927           824           970
  Japan                                      686           522           362
  Pacific                                    581           364           345
  Eliminations                              (34)          (67)          (46)
  Corporate assets                           959         1,267           913
    Total assets                       $   6,231     $   5,303     $   5,171

"Europe" includes Europe, the Middle East and Africa. "Pacific" includes Australia, Hong Kong, Singapore, Taiwan, Latin America, and South America. Prior year amounts have been restated to conform to the current year's presentation. Net sales to unaffiliated customers is based on the location of the customers. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Operating income (loss) by geographic area consists of total net sales less operating  expenses,  and  does  not include  an  allocation  of  general corporate  expenses.  The restructuring charge recorded in 1993  and  the related adjustments recorded in 1995 and 1994 are included in the calculation of operating income (loss) for each geographic area. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents, joint venture investments, and short-term investments.

Selected Quarterly Financial Information (Unaudited)

                  (Tabular amounts in millions, except per share amounts)


                              Fourth       Third       Second       First
                             Quarter     Quarter      Quarter     Quarter

1995

Net sales                    $ 3,003      $ 2,575     $ 2,652     $ 2,832
Gross margin                 $   621      $   728     $   695     $   814
Net income                   $    60      $   103     $    73     $   188
Earnings per common and
 common equivalent share     $  0.48      $  0.84     $  0.59     $  1.55
Cash dividends declared
 per common share            $  0.12      $  0.12     $  0.12     $  0.12
Price range per common
 share                       $49 7/8-     $50 1/8-    $48-        $43 3/4-
                             $34 11/16    $33 5/8     $33 7/8     $32 1/2

1994

Net sales                    $ 2,493      $ 2,150     $ 2,077     $ 2,469
Gross margin                 $   679      $   574     $   499     $   592
Net income                   $   115      $   138     $    17     $    40
Earnings per common and
 common equivalent share     $  0.95      $  1.16     $  0.15     $  0.34
Cash dividends declared
 per common share            $  0.12      $  0.12     $  0.12     $  0.12
Price range per common
 share                       $36 3/8-     $33 1/2-    $38 1/8-    $   34-
                             $26 1/8      $25 1/8     $29 1/4     $22 1/2

At September 29, 1995, there were 29,247 shareholders of record.

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

Net income for the first quarter of 1995 includes a restructuring adjustment that increased income by $17 million ($11 million, or $0.09 per share, after taxes). Net income for the third quarter of 1995 includes a restructuring adjustment that increased income by $6 million ($4 million, or $0.03 per share, after taxes). Net income for the third quarter of 1994 includes a restructuring adjustment that increased income by $127 million ($79 million, or $0.66 per share, after taxes).



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

Item 11. Executive Compensation

Information regarding executive compensation is set forth in the Proxy Statement under the heading "Information About Apple Computer, Inc. -Change in Control Arrangements", "Information About Apple Computer, Inc. -
Director  Compensation",  "Information  About  Apple  Computer,  Inc.   -
Arrangements with Executive Officers", "Report of the Compensation Committee of the Board of Directors on Executive Compensation", and "Information Regarding Executive Compensation", which information is hereby incorporated by reference.

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

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is set forth in the Proxy Statement under the heading "Information About Apple Computer, Inc. - Director Compensation ", "Information About Apple Computer, Inc. - Arrangements with Executive Officers", and "Report of the Compensation Committee of the Board of Directors on Executive
Compensation - Compensation Committee Interlocks and Insider Participation", which information is hereby incorporated by reference.

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

(b) Reports on Form 8-K

       No  Current  Reports  on Form 8-K were filed  by  Apple  with  the
 Securities and Exchange Commission during the fourth   quarter of fiscal
 1995.

(c) Exhibits

Exhibit
Number    Notes*       Description

 3.1     88-S3        Restated Articles of Incorporation, filed with the
                      Secretary of State of the State of
                      California on January 27, 1988.

 3.2     90-2Q        Amendment to Restated Articles of Incorporation,
                      filed with the Secretary of State of the State of California on February 5, 1990.

 3.3     95/1Q        By-Laws of the Company, as amended through
                      November 2, 1994.

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

 4.5     94/2Q        Form of the Company's 6 1/2% Note due 2004.

 10.A.1  93/3Q**     1981 Stock Option Plan, as amended.

 10.A.2    91K**     1987 Executive Long Term Stock Option Plan.

 10.A.3    91K**     Apple Computer, Inc. Savings and Investment  Plan,
                     as amended and restated effective as of October 1, 1990.

 *   Footnotes appear on page 40.
 ** Represents a management contract or compensatory plan or arrangement.

 Exhibit
 Number     Notes*       Description

 10.A.3-1    92K**      Amendment  of Apple Computer,  Inc.  Savings  and
                        Investment Plan dated March 1, 1992.

 10.A.4      88K**      Form of Director Warrant

 10.A.5      94/2Q**   1990 Stock Option Plan, as amended through January
                        26, 1994.

 10.A.6      91K**     Apple Computer, Inc. Employee Stock Purchase  Plan,
                       as amended.

 10.A.7      **        1995 Senior / Executive Incentive Bonus Plan.

 10.A.8      91K**     Form  of Indemnification Agreement  between  the
                       Registrant and each officer of the Registrant.

 10.A.15     91K**     Agreement  dated  April  12,  1991  between  the
                       Registrant and Michael H. Spindler.

 10.A.15-1   93K-10.A.1**  1993 Executive Restricted  Stock
                           Plan

 10.A.19     94/2Q**   Executive Severance Plan as amended  and  restated
                       effective as of July 1, 1993

 10.A.19-1   95/3Q**   Supplement to the Executive Severance  Plan
                       effective as of June 9, 1995.

 10.A.20     95/Q2**   Separation Agreement dated April 19, 1995, between
                       the Registrant and Ian Diery.

 10.A.21     95/Q3**   Form of Senior Executive Retention Agreement  dated
                       June 9, 1995.

 10.A.22     95/Q3**   Retention Agreement dated June 9, 1995 between  the
                       Registrant and Michael H. Spindler

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

 10.B.8     91-8K-8    Participation in the Customer Design Center by  the
                       Registrant dated as of September 30, 1991 between IBM and the Registrant.

 10.B.9     91-8K-9    Agreement for Purchase of IBM Products  (Original
                       Equipment Manufacturer) dated as of September 30, 1991 between IBM and the Registrant.

 10.B.11    91K        Agreement dated October 9, 1991 between Apple
                       Corps Limited and the Registrant.

 10.B.12    92K        Microprocessor Requirements Agreement dated January
                       31, 1992 between the Registrant and Motorola, Inc.

 11                    Computation of per share earnings.

 21                    Subsidiaries of the Company.

 23                    Consent of Independent Auditors.

 24                    Power of Attorney.

 27                    Financial Data Schedule.



 *   Footnotes appear on page 40.
 ** Represents a management contract or compensatory plan or arrangement.

NOTES
88K           Incorporated   by  reference  to  Exhibit  10.22   to   the
              Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 (the "1988 Form 10-K").

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

95/1Q Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1994.

95/2Q Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995

95/3Q Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.


(d)    Financial Statement Schedules

         See Item 14(a)(2) of this Form 10-K.

                                  (Exhibit 23)



                         CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-70449, 2-77563, 2-85095, 33-00866, 33-23650,
33-31075, 33-40877, 33-47596, 33-57092 33-57080, 33-53873, 33-53879,  33-
53895,  33-60279,  and 33-60281) pertaining to the 1981  and  1990  Stock
Option Plans, the Employee Stock Purchase Plan, the 1980 Key Employee Stock Purchase Plan, the 1986 Employee Incentive Stock Option Plan, the 1987 Executive Long Term Stock Option Plan, the 1993 Executive Restricted Stock Plan, and the Form of Director Warrant of Apple Computer, Inc. and Form S-3 No. 33-62310 and in the related Prospectuses of our report dated October 16, 1995 with respect to the consolidated financial statements and schedules of Apple Computer, Inc. included in this Annual Report (Form 10-K) for the year ended September 29, 1995.








                                                     s/ Ernst & Young LLP
                                                        Ernst & Young LLP

San Jose, California
December 19, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APPLE COMPUTER, INC.
                                  (Registrant)

                          By:  /s/ MICHAEL H. SPINDLER

                               MICHAEL H. SPINDLER
                      President and Chief Executive Officer
                                December 19, 1995

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael H. Spindler and Edward B. Stead, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Michael H. Spindler               /s/ Jeanne Seeley
MICHAEL H. SPINDLER                   JEANNE SEELEY
President and                         Vice President, Finance, and
Chief Executive Officer               Corporate Controller
(Principal Executive Officer), and    (Principal Financial Officer)
Director                              December 19, 1995
December 19, 1995

/s/ Armas C. Markkula, Jr             /s/ Delano E. Lewis
ARMAS C. MARKKULA, JR.                DELANO E. LEWIS
Chairman of the Board                 Director
and Director                          December 19, 1995
December 19, 1995

/s/ Peter O. Crisp                    /s/ Bernard Goldstein
PETER O. CRISP                        BERNARD GOLDSTEIN
Director                              Director
December 19, 1995                     December 19, 1995

/s/ Jurgen Hintz                      /s/ Katherine Hudson
B. JURGEN HINTZ                       KATHERINE HUDSON
Director                              Director
December 19, 1995                     December 19, 1995

/s/ Gilbert F. Amelio
DR. GILBERT F. AMELIO
Director
December 19, 1995


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                SCHEDULE II

                              APPLE COMPUTER, INC.

                        VALUATION AND QUALIFYING ACCOUNTS




                                                          (In millions)

                                     Charged to
Allowance for           Beginning    Costs and    Deductions   Ending
Doubtful Accounts:      Balance      Expenses     (1)          Balance

Year Ended
September 29, 1995       $ 91         $ 17        $ 21         $ 87

Year Ended
September 30, 1994       $ 84         $ 25        $ 18         $ 91

Year Ended
September 24, 1993       $ 83         $ 26        $ 25         $ 84









____________________________________________

(1) Represents amounts written off against the allowance, net of recoveries.

INDEX TO EXHIBITS

Exhibit
Index
Number    Notes        Description                                Page

3.1       (1)        Restated Articles of Incorporation, filed
                     with the Secretary of State of the State
                     of California on January 27, 1988.           38

3.2       (1)        Amendment to Restated Articles of
                     Incorporation, filed with the Secretary of
                     State of the State of California on
                     February 5, 1990.                            38

3.3       (1)        By-Laws of the Company, as amended through
                     April 20, 1994.                              38

4.1       (1)        Common Shares Rights Agreement dated as of
                     May 15, 1989 between the Company and the
                     First National Bank of Boston, as Rights
                     Agent.                                       38

4.2       (1)        Indenture dated as of February 1, 1994,
                     between the Company and Morgan Guaranty
                     Trust Company of New York (the
                     "Indenture").                                38

4.3       (1)        Supplemental Indenture dated as of
                     February 1, 1994, among the Company,
                     Morgan Guaranty Trust Company of New York,
                     as resigning trustee, and Citibank, N.A.,
                     as successor trustee.                        38

4.4       (1)        Officers' Certificate, without exhibits,
                     pursuant to Section 301 of the Indenture,
                     establishing the terms of the Company's 6
                     1/2% Notes due 2004.                         38

4.5       (1)        Form of the Company's 6 1/2% Note due
                     2004.                                        38

10.A.1    (1)        1981 Stock Option Plan, as
                     amended.                                     38

10.A.2    (1)        1987 Executive Long Term Stock Option
                     Plan.                                        38

10.A.3    (1)        Apple Computer, Inc. Savings and
                     Investment Plan, as amended and restated
                     effective as of October 1, 1990.             38

10.A.3-1  (1)        Amendment of Apple Computer, Inc. Savings
                     and Investment Plan dated March 1, 1992.     39

10.A.4    (1)        Form of Director Warrant                     39

10.A.5    (1)        1990 Stock Option Plan, as amended through
                     January 26, 1994.                            39

10.A.6    (1)        Apple Computer, Inc. Employee Stock
                     Purchase Plan, as amended.                   39

10.A.7    (1)        1995 Senior / Executive Incentive Bonus
                     Plan.                                        49

10.A.8    (1)        Form of Indemnification Agreement between
                     the Registrant and each officer of the
                     Registrant.                                  39

10.A.15   (1)        Agreement dated April 12, 1991 between the
                     Registrant and Michael H. Spindler.          39

10.A.15-1  (1)       1993 Executive Restricted Stock Plan         39

10.A.19   (1)        Executive Severance Plan as amended and
                     restated effective as of July 1, 1993.       39

(1) Incorporated by reference at page indicated.

Exhibit
Index
Number    Notes        Description                                Page

10.A.19-1 (1)        Supplement    to    the    Executive
                     Severance Plan effective as of  June
                     9, 1995.                                     39

10.A.20   (1)        Separation Agreement dated April 19, 1995,
                     between the Registrant and Ian Diery.        39

10.A.21   (1)        Form of Senior Executive Retention
                     Agreement dated June 9, 1995.                39

10.A.22   (1)        Retention Agreement dated June 9, 1995
                     between the Registrant and Michael H.
                     Spindler.                                    39

10.B.1    (1)        Master OEM Agreement dated as of January
                     26, 1988 between the Company and Tokyo
                     Electric Co. Ltd.                            39

10.B.7    (1)        Know-how and Copyright License Agreement
                     (Power PC Architecture) dated as of
                     September 30, 1991 between IBM and the
                     Registrant.                                  39

10.B.8    (1)        Participation in the Customer Design
                     Center by the Registrant dated as of
                     September 30, 1991 between IBM and the
                     Registrant.                                  39

10.B.9    (1)        Agreement for Purchase of IBM Products
                     (Original Equipment Manufacturer) dated as
                     of September 30, 1991 between IBM and the
                     Registrant.                                  39

10.B.11   (1)        Agreement dated October 9, 1991 between
                     Apple Corps Limited and the Registrant.      39

10.B.12   (1)        Microprocessor Requirements Agreement
                     dated January 31, 1992 between the
                     Registrant and Motorola, Inc.                39

11                   Computation of per share earnings.           46

21                   Subsidiaries of the Company.                 47

23                   Consent of Independent Auditors.             41

24                   Power of Attorney.                           42

27                   Financial Data Schedule.                     48

(1) Incorporated by reference at page indicated.