Form 10-Q
period 1995-12-29
APPLE COMPUTER INC
filed 1996-02-12
CIK 320193

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

          For the quarterly period ended December 29, 1995 or

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

                             Yes  [X]  No   [ ]


      123,656,178 shares of Common Stock Issued and Outstanding as of
                             February 2, 1996




   ___________________________________________________________________________

       PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                              APPLE COMPUTER, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in millions, except per share amounts)



                                                    THREE MONTHS ENDED


                                                 December 29,  December 30,
                                                      1995         1994

Net sales                                           $ 3,148     $ 2,832

Costs and expenses:

Cost of sales                                         2,673       2,018
Research and development                                153         132
Selling, general and administrative                     441         415
Restructuring costs                                      --        (17)

                                                      3,267       2,548

Operating income (loss)                               (119)         284
Interest and other income
  (expense), net                                         10          15

Income (loss) before income taxes                     (109)         299
Income tax provision (benefit)                         (40)	    111

Net income (loss)                                   $  (69)     $   188

Earnings (loss) per common and
  common equivalent share                           $(0.56)     $  1.55

Cash dividends paid per common share                $   .12     $   .12

Common and common equivalent shares
  used in the calculations of
  earnings (loss) per share (in
  thousands)                                        122,994     121,600



                             See accompanying notes.

                              APPLE COMPUTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (In millions)


                                              December 29,      September 29,
                                                     1995               1995
                                               (Unaudited)

Current assets:

Cash and cash equivalents                           $  824         $  756
Short-term investments                                 276            196
Accounts receivable, net of allowance for
  doubtful accounts of $92 ($87 at September
  29, 1995)                                          1,944          1,931
Inventories:
  Purchased parts                                      707            841
  Work in process                                      250            291
  Finished goods                                       990            643
                                                     1,947          1,775

Deferred tax assets                                    302            251
Other current assets                                   258            315

  Total current assets                               5,551          5,224

Property, plant, and equipment:

Land and buildings                                     516            504
Machinery and equipment                                646            638
Office furniture and equipment                         143            145
Leasehold improvements                                 199            205
                                                     1,504          1,492

Accumulated depreciation and amortization            (792)          (781)

  Net property, plant, and equipment                   712            711

Other assets                                           290            296

                                                   $ 6,553        $ 6,231




                             See accompanying notes.

                              APPLE COMPUTER, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                              (Dollars in millions)


                                              December 29,    September 29,
                                                    1995             1995
                                               (Unaudited)

Current liabilities:

Short-term borrowings                             $    498     $    461
Accounts payable                                     1,431        1,165
Accrued compensation and employee benefits             125          131
Accrued marketing and distribution                     284          206
Other current liabilities                              367          362

  Total current liabilities                          2,705        2,325


Long-term debt                                         304          303
Deferred tax liabilities                               750          702

Shareholders' equity:

Common stock, no par value; 320,000,000
  authorized; 123,118,433 shares issued
  and outstanding at December 29, 1995
  (122,921,601 shares at September 29, 1995)           404          398
Retained earnings                                    2,380        2,464
Accumulated translation adjustment and other            10           39

  Total shareholders' equity                         2,794        2,901


                                                   $ 6,553      $ 6,231












                             See accompanying notes.

                              APPLE COMPUTER, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
                                  (In millions)


                                                     THREE MONTHS ENDED

                                                December 29,   December 30,
                                                      1995           1994

Cash and cash equivalents, beginning of the
  period                                          $  756       $ 1,203

Operations:

Net income (loss)                                   (69)           188
Adjustments to reconcile net income (loss)
to cash generated by operations:
    Depreciation and amortization                     42            38
    Net book value of property, plant, and
     equipment retirements                             1             5
Changes in assets and liabilities:
   Accounts receivable                              (13)          (18)
   Inventories                                     (172)             4
   Deferred tax assets                              (51)            24
   Other current assets                               57            77
   Accounts payable                                  266            74
   Income taxes payable                             (67)          (31)
   Accrued marketing and distribution                 78            97
   Other current liabilities                          67          (66)
   Deferred tax liabilities                           48            61
         Cash generated by operations                187           453

Investments:

Purchase of short-term investments                 (244)         (410)
Proceeds from sale of short-term investments         164            25
Purchase of property, plant, and equipment          (31)          (22)
Other                                               (36)          (12)
         Cash used for investment activities       (147)         (419)

Financing:

Increase (decrease) in short-term borrowings          37          (83)
Increase (decrease) in long-term borrowings            1           (1)
Increases in common stock, net of related
  tax benefits					       5             9
Cash dividends                                      (15)          (14)
         Cash generated by (used for)
           financing activities                       28          (89)

Total cash generated (used)                           68          (55)

Cash and cash equivalents, end of the period      $  824       $ 1,148

                             See accompanying notes.

                              APPLE COMPUTER, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 29, 1995, included in its Annual Report on Form 10-K for the year ended September 29, 1995 (the "1995 Form 10-K").

2. Interest and other income (expense), net, consists of the following: (In millions)

                                            Three Months Ended
                                       December 29,  December 30,
                                             1995          1994

   Interest income                        $    17      $   19
   Interest expense                          (17)         (7)
   Gain on foreign exchange instruments        18           9
   Net premiums and discounts paid on
    forward and option foreign exchange
    instruments                               (7)         (3)
   Other income (expense), net                (1)         (3)
                                          $    10      $   15

3. The Company's cash equivalents consist primarily of U.S. Government securities, Euro-dollar deposits, and commercial paper with maturities
   of   three   months  or  less  at  the  date  of  purchase.   Short-term
   investments consist principally of Euro-dollar deposits and commercial paper with maturities between three and twelve months. The Company's marketable equity securities consist of securities issued by U.S. corporations and are included in "Other assets" on the accompanying balance sheet. The Company's cash equivalents, short-term investments, and marketable equity securities are classified and accounted for as available-for-sale and are generally held until maturity.

   The adjustments recorded to shareholders' equity for unrealized holding gains (losses) on available-for-sale cash equivalents and short-term investments were not material, either individually or in the aggregate, at December 29, 1995. The net adjustment recorded to shareholders' equity for unrealized holding gains (losses) related to marketable equity securities was an unrealized gain of approximately $18 million at December 29, 1995. The realized gains (losses) recorded to earnings on sales of available-for-sale securities, either individually or in the aggregate, were not material for the three months ended December 29, 1995.

4. U.S. income taxes have not been provided on a cumulative total of $400 million of undistributed earnings of certain of the Company's foreign subsidiaries. It is intended that these earnings will be indefinitely invested in operations outside of the United States. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely invested earnings, the Company provides for federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

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

7. No dividend has been declared for the first quarter of 1996, and the Board of Directors does not anticipate that dividends will be declared in the near future given the financial condition of the Company.

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

Except  for  historical information contained herein,  the  statements  set
forth   in   this  Item  2  are  forward-looking  and  involve  risks   and
uncertainties. For information regarding potential factors that could affect the Company's financial results refer to pages 11 - 15 of this Management Discussion and Analysis of Financial Condition and Results of Operations under the heading "Factors That May Affect Future Results and Financial Condition."

Results of Operations
                                    First         First
                                  Quarter       Quarter
                                   1996            1995    Change

Net sales                       $   3,148   $    2,832     11.2%
Gross margin                    $     475   $      814    -41.6%
  Percentage of net sales           15.1%        28.7%
Operating expenses (excluding
restructuring costs)            $     594   $      547      8.6%
  Percentage of net sales           18.9%        19.3%
Restructuring costs             $      --   $     (17)        --
  Percentage of net sales              --        -0.6%
Net income (loss)               $     (69)  $      188   -136.7%
Earnings (loss) per share       $   (0.56)  $     1.55   -136.1%

Net Sales

Net sales for the first quarter of 1996 increased over the comparable period of 1995, primarily resulting from a combination of unit growth and slightly higher average aggregate revenue per Macintosh (registered trademark) computer unit. Total Macintosh computer unit sales increased 12% in the
first quarter of 1996, over the comparable period of 1995.   This unit
sales growth principally resulted from strong sales of the Company's
PowerPC (registered trademark) products, which accounted for over 78% of total unit shipments at the end of the first quarter of 1996, compared with 26% in the comparable period of 1995. Specifically, unit sale increases were within the Power Macintosh (trademark) and the Performa (registered trademark) families of desktop personal computers. This unit growth was partially offset by declining unit sales of certain of the Company's older product offerings. The increase in average aggregate revenue per Macintosh computer unit of approximately 7% in the first quarter of 1996 over the comparable period of 1995 was driven by a shift in mix towards the Company's newer products and products with multi-media configurations. Specifically, the Company recorded increased revenue from the sale of products within the Power Macintosh family of personal computers.

International net sales grew 19% in the first quarter of 1996, over the comparable period of 1995, primarily reflecting strong net sales growth in Japan and certain countries within Europe. International net sales represented 51% of total net sales for the first quarter of 1996, compared with 47% for the corresponding period of 1995. Domestic net sales grew approximately 4% in the first quarter of 1996, over the comparable period of 1995.

In general, the Company's resellers typically purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog") can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. The Company's backlog decreased to approximately $365 million at February 2, 1996, from approximately $618 million at December 1, 1995, primarily due to the Company satisfying product backlog that existed at December 1, 1995.

In the Company's experience, the actual amount of product backlog at any particular time is not necessarily a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following introduction of new products because of over-ordering by dealers anticipating shortages. Backlog often is reduced sharply once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, as well as other factors affecting the Company's backlog, backlog should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance.

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

Gross  margin  decreased both in amount and as a percentage  of  net  sales
during the first quarter of 1996, over the comparable period of 1995.   The
decrease in gross margin as a percentage of net sales was primarily a result of: aggressive pricing actions in Japan in response to extreme competitive actions by other companies attempting to gain market share; pricing actions in both the U.S. and Europe on certain configurations of entry level and PowerBook (registered trademark) products in order to stimulate demand; lower of cost or market adjustments charged to cost of sales due to pricing certain products in specific markets (particularly Japan) at below manufactured cost in response to competitive actions; and implementing changes in production plans in response to lower
than  expected  demand,   which necessitated  the  financial write-off of
components,  canceling  component orders and incurring cancellation charges.

Pressures on gross margin are continuing in the second quarter of 1996 as the Company has taken further initiatives to lower prices and reduce inventories. These actions could result in further inventory charges, expenses related to changes in production plans and cancellation charges.

The decrease in gross margin levels in the first quarter of 1996 compared with the corresponding period of 1995 was somewhat offset by a weaker U.S. dollar relative to certain foreign currencies. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

It is anticipated that gross margins will continue to remain under pressure and will remain below prior years' levels due to a variety of factors, including continued industrywide pricing pressures around the world, increased competition, compressed product life cycles, and the need to reduce current inventory levels. Gross margins declined in the first quarter of 1996 compared with the fourth quarter of 1995 and are likely to decline further in the second quarter of 1996.


Research and Development            First       First
                                  Quarter      Quarter
                                     1996        1995       Change

Research and development          $   153     $   132        15.9%
Percentage of net sales              4.9%        4.7%

Research and development expenditures increased in amount in the first quarter of 1996 when compared with the corresponding period of 1995. This increase is primarily due to higher project and headcount related spending as the Company continues to invest in the development of new products and technologies.

As a percentage of net sales, research and development expenditures remained relatively consistent in the first quarter of 1996 when compared with the corresponding period of 1995.

The Company believes that continued investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products. Going forward, the Company intends to simplify its product portfolio to focus its offerings primarily on innovative, differentiated and best-of-class products in its key market segments in education, business and the home.

                                    First       First
                                  Quarter      Quarter
Selling, General and                 1996        1995       Change
 Administrative

Selling, general and              $   441     $   415         6.3%
 administrative
Percentage of net sales             14.0%       14.7%

Selling, general and administrative expenses increased in amount in the first quarter of 1996 when compared with the corresponding period of 1995. This increase was primarily a result of increased spending related to marketing and advertising programs. Selling, general and administrative expenses decreased as a percentage of net sales in the first quarter of 1996 when compared with the corresponding period of 1995, primarily as a result of an increase in the level of net sales and the Company's ongoing efforts to manage operating expense growth as a percentage of net sales.

The Company will continue to face the challenge of managing selling, general and administrative expenses, particularly in light of the Company's expectation of continued pressure on gross margins and continued competitive pressures worldwide.

Restructuring Costs                 First       First
                                  Quarter     Quarter
                                     1996        1995      Change


Restructuring costs                    --    $   (17)          --
Percentage of net sales                --      (0.6%)          --

For information regarding the Company's current restructuring actions, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Factors That May Affect Future Results and Financial Condition" under the subheading "Restructuring of Operations."

Interest and Other Income           First       First
(Expense), Net                    Quarter      Quarter
                                     1996        1995      Change

Interest and other income
 (expense), net                    $   10      $   15      -33.3%

Interest and other income (expense), net decreased to $10 million in income in the first quarter of 1996 compared with $15 million in income during the same period in 1995. This $5 million decrease in interest and other income (expense), net is comprised of $14 million unfavorable variance related to: increased interest expense as a result of higher debt balances and borrowing rates; increased foreign exchange hedging costs due to higher foreign currency receivable balances; and decreased interest income as cash balances were lower. The unfavorable change in interest and other income was offset in part by a $9 million increase in income related primarily to realized and unrealized foreign exchange hedging gains in the first quarter of 1996 compared with the same period in 1995. The Company expects that its cost of funds will increase as a result of the recent downgrading of its short- and long-term debt to P-3 and Baa3, respectively, by Moody's Investor Services, and to B and BB-, respectively, by Standard and Poor's Rating Agency.

Income Tax Provision                 First       First
(Benefit)                          Quarter      Quarter
                                      1996        1995      Change

Income tax provision (benefit)    $   (40)     $   111     -136.0%
Effective tax rate                     37%         37%

The information contained in Note 4 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this discussion.

Factors That May Affect Future Results and Financial Condition

The   Company's  future  operating  results  and  financial  condition  are dependent on the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable
future  operating  results and financial condition.   Potential  risks  and
uncertainties that could affect the Company's future operating results  and
financial   condition  include,  without  limitation,  continued  competitive pressures in the marketplace; the effect any reaction to such competitive pressures has on inventory levels and inventory valuations; the effects of significant adverse publicity; the impact of uncertainties concerning the Company's strategic direction and financial condition on revenue and liquidity; the effect of continued degradation in the Company's liquidity; and the need for and effect of any business restructuring actions.

The Company expects to report an operating loss for the second quarter of 1996 that will significantly exceed the operating loss of $69 million, after taxes, reported in the first quarter of 1996. The anticipated operating loss, which is largely attributable to declining sales due to marketplace uncertainty about the Company's strategic direction and prospects, does not include the financial impact of charges related to restructuring actions.

Restructuring of Operations

As announced on January 17, 1996, the Company is currently implementing a reorganization plan which is aimed at beginning to bring the Company's business model in line with major strategic goals and at the same time to move toward improving the cost and competitiveness of its operations. Initial actions planned to begin in the second quarter of 1996 will focus on streamlining the Company's business operations. These initial actions are expected to result in pre-tax charges of at least $125 million, and are primarily comprised of headcount reductions in the selling, general and administrative areas of at least 1,300 full-time employees, as well as evaluating the Company's various business investments. The Company expects to incur future restructuring charges as the several phases of the business reorganization are developed and implemented. These plans may include, among other actions, outsourcing of certain administrative and manufacturing functions. In addition, the Company intends to refine its product plans by reducing the number of products within certain categories in an effort to improve overall contribution. The Company's future operating results and financial condition could be adversely affected by its ability to effectively manage the transition to the new business model and cost structure.

Implementation of the Company's restructuring actions may adversely affect the Company's ability to retain and motivate employees. In addition, while the restructuring actions are expected to lower the fixed cost of operations, it could also reduce the direct control that the Company currently has over various functions which may be outsourced. As such, the Company cannot determine the ultimate effect on the quality or efficiency of work performed in the event of outsourcing various functions.

Product  Introductions and Transitions

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company frequently introduces new products and product enhancements. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the manufacturing of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction that were not anticipated in the design of those products. Accordingly, the Company cannot determine the ultimate effect that new products will have on its sales or results of operations.

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

As part of its restructuring plan, the Company may reduce the number of new product introductions and intends to reduce the number of products in certain categories within its product portfolio in order to focus its offerings on the Company's key markets and reduce required investments. This simplification within product lines may have an adverse effect on sales and on the Company's results of operations and financial condition in the future.

Competition

The personal computer industry is highly competitive and continues to be characterized by consolidations in the hardware and software industries, aggressive pricing practices, and downward pressure on gross margins. For example, in Japan, other companies have initiated extreme competitive actions in order to gain market share, and as a result, the Company has implemented aggressive pricing and promotional activities. In the first quarter of 1996, the Company's results of operations and financial condition were, and in the near future are expected to be, adversely affected by industrywide pricing pressures and downward pressures on gross margins.

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

On November 7, 1994, the Company reached an agreement with International Business Machines Corporation ("IBM") and Motorola, Inc. on a new hardware reference platform for the PowerPC microprocessor that is intended to deliver a much wider range of operating system and application choices for computer customers. As a result of this agreement, the Company is moving forward with its efforts to make the Macintosh operating system available on the common platform. In line with its efforts, on November 13, 1995, the Company, IBM, and Motorola, Inc. announced the availability of the "PowerPC Platform" specifications, which define a "unified" personal computer architecture and combine the Power Macintosh platform and the PC environment. Accordingly, the Company's future operating results and financial condition may be affected by its ability to continue to implement this agreement and to manage the risk associated with the transition to this new hardware reference platform.

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

The Company's principal competitor in producing operating system software, Microsoft Corporation, is a large, well-financed corporation which has a dominant position in various segments of the personal computer software industry. As a result of the introduction of Windows 95 in August 1995, the Company has taken and will continue to take steps to address the additional challenges to and competitive pressures on its efforts in developing and marketing the Company's products. Accordingly, the Company's future operating results and financial condition could be adversely affected should the Company be unable to effectively manage the competitive pressure and other challenges presented by the introduction of Windows 95.

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

The Company plans to supply customers who purchase Cross-Platform Products capable of running the MS-DOS or Windows 3.1 operating system with operating system software under a licensing agreement with Microsoft. This license agreement expired on December 31, 1995 (the "Old License Agreement"). The Company has attempted to license Windows 95 software from Microsoft but has been unable to do so because of the Company's unwillingness to consent to Microsoft's demand under Microsoft's proposed license agreement (the "New License Agreement") that the Company agree not to sue Microsoft if Microsoft infringes any of the Company's patents. Microsoft has also informed the Company that it will not renew the Old License Agreement unless the Company accepts the New License Agreement. Accordingly, the Company is currently unable to supply customers with any of Microsoft's operating systems on Cross-Platform Products except for such product that was in inventory as of December 31, 1995. Although customers could obtain copies of such software from other sources, the Company is unable to predict the effect of such a situation on the demand for Cross-Platform Products. Although Cross-Platform Products represented only a small portion of the Company's unit sales during 1995, the Company is unable to predict the effect of such a situation on the Company's future operating results.

Decisions by customers to purchase the Company's personal computers, as opposed to MS-DOS or Windows-based systems, are often based on the availability of third-party software for particular applications. The Company believes that the availability of third-party application software for the Company's hardware products depends in part on the third-party developers' perception and analysis of the relative benefits of developing such software for the Company's products versus software for the larger MS-DOS and Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be earned, and the costs of developing such software products. Microsoft Corporation is an important developer of application software for the Company's products. Accordingly, Microsoft's interest in producing application software for the Company's products may be influenced by Microsoft's perception of its interests as an operating system vendor.

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

Inventory and Supply

In line with the Company's efforts to redesign its business model, the Company intends to streamline its product offerings in its key market segments in education, business and the home. However, this simplification of product lines may result in inventory reserves or cancellation fees related to custom component inventory purchased for anticipated product introductions that may be canceled. Furthermore, the Company may incur lower of cost or market adjustments in order to sell through current product offerings which may be discontinued in the near term.

The Company's ability to satisfy demand for its products may be limited by the availability of key components. The Company believes that the availability from suppliers to the personal computer industry of microprocessors and ASICs presents the most significant potential for constraining the Company's ability to produce products. Specific microprocessors manufactured by Motorola, Inc. and IBM are currently available only from single sources, while some advanced microprocessors are currently in the early stages of ramp-up for production and thus have limited availability. The Company and other producers in the personal computer industry also compete for other semiconductor products with other industries that have experienced increased demand for such products, due to either increased consumer demand or increased use of semiconductors in their products (such as the cellular phone and automotive industries). Finally, the Company uses some components that are not common to the rest of the personal computer industry (including certain ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of custom components. Such product supply constraints and corresponding increased costs could adversely affect the Company's future operating results and financial condition, including loss of market share. In the past, the Company's operating results and financial condition have been and may in the future be adversely affected by the Company's ability to manage inventory levels and lead times required to obtain components in order to be more responsive to short-term shifts in customer demand patterns. In addition, if unit sales growth for current or future product offerings is not realized, the Company's results of operations and financial condition could be adversely affected.

Certain of the Company's products are manufactured in whole or in part by third-party manufacturers, either pursuant to design specifications of the Company or otherwise. As a result of the Company's restructuring plan, the proportion of its products produced under such arrangements may increase. While such arrangements may lower the fixed cost of operations, it may also reduce the direct control the Company currently has over production, and it is uncertain what the effect such lowered control will have on the quality of the products manufactured or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company remains at least initially responsible to the ultimate consumer for warranty service. Accordingly, in the event of product defects or warranty liability, the Company may remain at least primarily liable. Any unanticipated product defect or warrant liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company's future operating results and financial condition.

Marketing and Distribution

A number of uncertainties may affect the marketing and distribution of the Company's products. Currently, the Company's primary means of distribution is through third-party computer resellers. The Company also distributes product through consumer channels such as mass-merchandise stores, consumer electronics outlets, and computer superstores. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakens or if resellers within consumer channels decide not to continue to distribute the Company's products.

Uncertainty over the demand for the Company's products may cause resellers to reduce the ordering and marketing of the Company's products. Under the Company's arrangements with its resellers, resellers have the option to reduce or eliminate unfilled orders previously placed, in most instances without financial penalty. Resellers also have the option to return products to the Company without penalty within certain limits, beyond which they may be assessed fees. In the second quarter of 1996, the Company is experiencing a reduction in ordering by resellers from historical levesl in certain regions due to uncertainty concerning the Company's condition.

Other Factors

The majority of the Company's research and development activities, its corporate headquarters, and other critical business operations are located near major seismic faults. The Company's operating results and financial condition could be materially adversely affected in the event of a major earthquake.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations which include, in some instances, the requirement that the Company provide consumers with the ability to return to the Company product at the end of its useful life, and leave responsibility for environmentally safe disposal or recycling with the Company. It is unclear what the effect of such regulation will have on the Company's future operating results and financial condition.

The Company is currently in the process of replacing its current transaction systems (which include order management, distribution, and finance) with a single integrated system as part of its ongoing effort to increase operational efficiency. The Company's future operating results and financial condition could be adversely affected if it is unable to implement and effectively manage the transition to this new integrated system.

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

Liquidity and Capital Resources

The Company's financial position with respect to cash, cash equivalents, and short-term investments, net of short-term borrowings, increased to $602 million at December 29, 1995, from $491 million at September 29, 1995.

Cash generated by operations during the first three months of 1996 totaled $187 million. Cash was generated primarily as a result of higher accounts payable levels, reflecting longer payment terms obtained from vendors as well as growth in inventory levels. Cash generated by operations was partially offset by cash used for the purchase of inventory. Despite the higher sales level achieved during the first quarter of 1996 compared with the same period of 1995, less cash was generated by operations in 1996 primarily because of the growth in inventory and the operating loss incurred primarily due to competitive pricing actions.

Net cash used for the purchase of property, plant, and equipment totaled $31 million in the first three months of 1996, and was primarily made up of increases in manufacturing machinery and equipment and buildings. The Company anticipates that capital expenditures in 1996 will decline relative to 1995 expenditure levels.

Short-term borrowings at December 29, 1995, were approximately $37 million higher than at September 29, 1995. These borrowings were primarily made to fund expected working capital growth in certain markets worldwide. Domestically, $88 million of U.S. commercial paper was issued and $10 million of short-term borrowings were incurred from U.S. banks during the first quarter of 1996. Outside the United States, short-term borrowings decreased by $61 million. Apple Japan, Inc. and Apple Computer BV (Netherlands), subsidiaries of the Company, held short-term borrowings from several banks, totaling approximately $197 million and $203 million, respectively, at December 29, 1995. These loans mature in March 1996 and April 1996, respectively. In the second quarter of 1996, the Company largely discontinued its issuance of commercial paper.

The Company's balance of long-term debt remained relatively constant during the first quarter of 1996. Substantially the entire amount of long-term borrowings represents $300 million aggregate principal amount of 6.5% unsecured notes issued under an omnibus shelf registration statement filed with the Securities and Exchange Commission in 1994. This shelf registration was for the registration of debt and other securities for an aggregate offering amount of $500 million. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004.

The Company expects that it will borrow in the near to intermediate term to finance its working capital needs and capital expenditures, particularly because it is unlikely that the Company will continue to generate cash from operations in this time frame.

The Internal Revenue Service has proposed federal income tax deficiencies for the years 1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies for the years 1984 through 1988, and most of the issues in dispute for these years have been resolved. On June 29, 1995, the IRS issued a notice of deficiency proposing increases to the amount of the Company's federal income taxes for the years 1989 through 1991. The Company has filed a petition with the United States Tax Court to contest these alleged tax deficiencies. Management believes that adequate provision has been made for any adjustments that may result from these tax examinations.

As noted on page 10 under the subheading "Interest and other income(expense),
net, the Company expects that its cost of funds will increase in 1996.   In
addition, the Company may be required to pledge collateral with respect to certain of its borrowings and to agree to more stringent covenants than in the past. The Company is seeking alternative sources of liquidity and is discussing financing alternatives with several financial institutions. Although the Company believes it will be able to arrange short- and intermediate-term financing that will cover its needs, it currently does not have commitments from lenders to provide such funding. The Company believes that its balances of cash, cash equivalents, and short-term investments, together with short- and long-term borrowings that the Company believes it will be able to obtain, will be sufficient to meet its short- and long-term operating cash requirements, including the impact of planned restructuring actions, on a short- and long-term basis.

       PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any pending legal proceedings to which the Company is a party that are likely to have a material adverse effect on the Company's financial condition and results of operations as reported in the accompanying financial statements. In January 1996, two purported class action complaints naming the Company and its directors as defendants were filed in Superior Court in the state of California, styled as Abraham and Evelyn Kostick Trust v. Peter O. Crisp, et al., and Manson v. Peter O. Crisp, et al. These complaints seek injunctive relief and unspecified compensatory damages based on substantially identical allegations of acts of mismanagement resulting in a depressed price for the Company. The Company has reviewed the allegations of the complaints and believes they are without merit, and intends to defend itself vigorously.


Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

       Exhibit
        Number        Description

           10.A.5        1990 Stock Option Plan, revised December 1995.

           10.A.6 Apple Computer, Inc. Employee Stock Purchase Plan, as amended December 6, 1995.

           10.A.7        1996 Senior/Executive Incentive Bonus Plan.

           10.A.19 Executive Severance Plan as amended and restated effective as of January 15, 1996.

           10.A.23 Separation Agreement dated December 1, 1995, between Registrant and Daniel Eilers.

           10.A.24 Separation Agreement dated October 31, 1995, between Registrant and Joseph A. Graziano.

           10.A.25 Summary of Principal Terms of Employment between Registrant and Gilbert F. Amelio.

            11           Computation of per share earnings

            27           Financial Data Schedule

b) Reports on Form 8-K

   None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.















                               APPLE COMPUTER, INC.
                                  (Registrant)








DATE:   February 12, 1996      BY /s/ Jeanne Seeley

                                 Jeanne Seeley
                                 Vice President, Finance and
                                 Corporate Controller
                                 (Chief Accounting Officer)

                              APPLE COMPUTER, INC.

                                INDEX TO EXHIBITS


  Exhibit    Description                                 Page Number
   Index


10.A.5       1990   Stock  Option  Plan,   revised           20
             December 1995.

10.A.6       Apple  Computer, Inc. Employee  Stock           33
             Purchase Plan, as amended December 6,
             1995.

10.A.7       1996 Senior/Executive Incentive Bonus           41
             Plan.

10.A.19      Executive  Severance Plan as  amended           52
             and  restated effective as of January
             15, 1996.

10.A.23      Separation  Agreement dated  December           107
             1,   1995,  between  Registrant   and
             Daniel Eilers.

10.A.24      Separation  Agreement  dated  October           121
             31,   1995,  between  Registrant  and
             Joseph A. Graziano.

10.A.25      Summary   of   Principal   Terms   of           130
             Employment  between  Registrant   and
             Gilbert F. Amelio.

11           Computation of per share earnings               135

27           Financial Data Schedule                         136