Form 10-Q
period 1996-03-29
APPLE COMPUTER INC
filed 1996-05-13
CIK 320193

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

          For the quarterly period ended March 29, 1996 or

          [   ]      Transition report pursuant to Section 13 or  15(d)  of
               the Securities Exchange Act of 1934

          For the transition period from __________ to __________

                         Commission file number 0-10030

                              APPLE COMPUTER, INC.
             (Exact name of Registrant as specified in its charter)


          CALIFORNIA                         94-2404110
 [State or other jurisdiction      [I.R.S. Employer Identification
      of incorporation or                       No.]
         organization]


        1 Infinite Loop
     Cupertino  California                      95014
[Address of principal executive              [Zip Code]
           offices]

      Registrant's telephone number, including area code:  (408)  996-1010


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]  No   [ ]


123,716,810 shares of Common Stock Issued and Outstanding as of May 13,1996




   ___________________________________________________________________________

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                              APPLE COMPUTER, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in millions, except per share amounts)


                                 THREE MONTHS ENDED        SIX MONTHS ENDED


                                March 29,   March 31,    March 29,   March 31,
                                     1996        1995         1996        1995

Net sales                         $  2,185     $ 2,652      $ 5,333     $ 5,484

Costs and expenses:

 Cost of sales                       2,606       1,957        5,279       3,975
 Research and development              150         143          303         275
 Selling, general and administrative   404         386          845         801
 Restructuring costs                   207          --          207        (17)

                                     3,367       2,486        6,634       5,034

Operating income (loss)            (1,182)         166      (1,301)         450
Interest and other income
 (expense), net                          7        (50)           17        (35)

Income (loss) before provision
 (benefit) for income taxes        (1,175)         116      (1,284)         415

Provision (benefit) for income
 taxes                               (435)          43        (475)         154

Net income (loss)                 $  (740)     $    73      $ (809)     $   261

Earnings (loss) per common and
 common equivalent share          $ (5.99)     $   .59      $(6.55)     $  2.14


Cash dividends paid per common
 share                            $   --       $   .12      $   .12     $   .24

Common and common equivalent
 shares used in the calculations
 of earnings per share (in
 thousands)                       123,659      122,644      123,326     122,122

                             See accompanying notes.

                              APPLE COMPUTER, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                  (In millions)


                                                 March 29,      September 29,
                                                      1996               1995
                                               (Unaudited)
Current assets:

 Cash and cash equivalents                          $   500            $   756
 Short-term investments                                  92                196
 Accounts receivable, net of allowance for
 doubtful accounts of $87 ($87 at September
 29, 1995)					      1,366              1,931
 Inventories:
  Purchased parts                                       535                841
  Work in process                                       196                291
  Finished goods                                        735                643
                                                      1,466              1,775

 Deferred tax assets                                    479                251
 Other current assets                                   374                315

  Total current assets                                4,277              5,224

Property, plant, and equipment:

 Land and buildings                                     518                504
 Machinery and equipment                                647                638
 Office furniture and equipment                         142                145
 Leasehold improvements                                 197                205
                                                      1,504              1,492

 Accumulated depreciation and amortization            (812)              (781)

  Net property, plant, and equipment                    692                711

Other assets                                            265                296

                                                    $ 5,234            $ 6,231







                             See accompanying notes.

                              APPLE COMPUTER, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                              (Dollars in millions)


                                                  March 29,      September 29,
                                                       1996               1995
                                                (Unaudited)
Current liabilities:

 Short-term borrowings                              $   352             $  461
 Accounts payable                                       817              1,165
 Accrued compensation and employee benefits             127                131
 Accrued marketing and distribution                     309                206
 Accrued restructuring costs                            181                 --
 Other current liabilities                              487                362

  Total current liabilities                           2,273              2,325


Long-term debt                                          303                303
Deferred tax liabilities                                602                702

Shareholders' equity:

Common stock, no par value; 320,000,000
 shares authorized; 123,684,863 shares issued
 and outstanding at March 29, 1996
 (122,921,601 shares at September 29, 1995)             420                398
Retained earnings                                     1,641              2,464
Accumulated translation adjustment and other            (5)                 39

  Total shareholders' equity                          2,056              2,901


                                                    $ 5,234             $6,231












                             See accompanying notes.

                              APPLE COMPUTER, INC.

APPLE COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
(In millions)

                                                        SIX MONTHS ENDED

                                                  March 29,          March 31,
                                                       1996               1995

Cash and cash equivalents, beginning of the period  $   756           $  1,203

Operations:

Net income (loss)                                     (809)                261
Adjustments to reconcile net income (loss) to cash
 generated by (used for) operations:
 Depreciation and amortization                           88                 67
Changes in assets and liabilities:
 Accounts receivable                                    565               (52)
 Inventories                                            309                104
 Deferred tax assets                                  (228)                 --
 Other current assets                                  (59)                (9)
 Accounts payable                                     (348)               (28)
 Accrued restructuring costs                            181               (32)
 Other current liabilities                              224                 30
 Deferred tax liabilities                             (100)                118
  Cash generated by (used for) operations             (177)                459


Investments:

Purchase of short-term investments                    (244)              (928)
Proceeds from sale of short-term investments            348                372
Purchase of property, plant, and equipment, net of
 retirements					       (40)               (51)
Other                                                  (42)               (23)
  Cash generated by (used for) investment activities     22              (630)


Financing:

Increase (decrease) in short-term borrowings          (109)                335
Increase (decrease) in long-term borrowings             --                 (1)
Increases  in common stock, net  of  related             22                 38
tax benefits
Cash dividends                                         (14)               (29)
  Cash generated by (used for) financing activities   (101)                343


Total cash generated (used)                           (256)                172

Cash and cash equivalents, end of the period        $   500           $  1,375

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

2. In  the  second  quarter  of 1996, the Company announced  and  began  to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for Company products and the Company's adoption of a new strategic direction. The Company's restructuring actions consist primarily of terminating approximately 2,800 full-time employees (not including employees who will be hired by the purchaser of one of the Company's domestic manufacturing facilities), canceling or vacating certain facility leases as a result of these employee terminations, writing down operating assets to be sold as a result of downsizing operations and outsourcing various operational functions, and canceling contracts as a result of terminating e-world(TM), Apple's on-line service. These actions have resulted in a charge of $207 million, including cash expenditures of $24 million and non-cash asset write-downs of $2 million, during the second quarter. The Company expects that the remaining $181 million accrued balance at March 29, 1996 will result in cash expenditures of $123 million over the next 12 months and
   $12   million  thereafter.   The  Company  expects  that  most  of   the
   contemplated restructuring actions will be completed within the next twelve months and will be financed through current working capital, the sale of certain long-term assets and investments, possible future short and long term borrowings, and possible combined debt and equity financing.

   The following table depicts the restructuring activity during the second quarter of 1996: (In millions)

Category                           Total Restructuring               Balance at
                                                Charge  Spending  March 29,1996

Payments to employees involuntarily
 terminated (C)				      $    115     $  22         $   93
Payments on canceled or vacated
 facility leases (C)				    26         1             25
Write-down of operating assets to be
 sold (N)   					    48         2             46
Payments on canceled contracts (C)                  18         1             17
                                              $    207     $  26         $  181

  C: Cash; N: Noncash

3. Interest and other income (expense), net, consists of the following:
   (In millions)

                                      Three Months Ended    Six Months Ended
                                    March 29,   March 31,  March 29,  March 31,
                                         1996        1995       1996       1995
Interest income                           $11         $26        $28        $44
Interest expense                         (13)        (10)       (30)       (17)
Foreign currency gain (loss)               10        (52)         28       (44)
Net premiums and discounts paid on
 foreign exchange instruments             (3)        (16)       (10)       (17)
Other income (expense), net                 2           2          1        (1)
                                           $7       $(50)        $17      $(35)

4. The Company's cash equivalents consist primarily of U.S. Government securities, Euro-dollar deposits, and commercial paper with maturities
   of   three   months  or  less  at  the  date  of  purchase.   Short-term
   investments consist principally of Euro-dollar deposits and commercial paper with maturities between three and twelve months. The Company's marketable equity securities consist of securities issued by U.S. corporations and are included in "Other assets" on the accompanying balance sheet. The Company's cash equivalents, short-term investments, and marketable equity securities are classified and accounted for as available-for-sale, and the cash equivalents and short-term investments are generally held until maturity. The Company's cash and cash equivalent balance includes $90 million pledged as collateral to support short-term borrowings.

   The adjustments recorded to shareholders' equity for unrealized holding gains (losses) on available-for-sale cash equivalents and short-term investments were not material, either individually or in the aggregate, at March 29, 1996. The net adjustment recorded to shareholders' equity for unrealized holding gains (losses) related to marketable equity securities was an unrealized gain of approximately $9 million at March 29, 1996. The realized gains (losses) recorded to earnings on sales of available-for-sale securities, either individually or in the aggregate, were not material for the three and six months ended March 29, 1996.

5. U.S. income taxes have not been provided on a cumulative total of $407 million of undistributed earnings of certain of the Company's foreign subsidiaries. It is intended that these earnings will be indefinitely invested in operations outside of the United States. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely invested earnings, the Company provides for federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

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

   Deferred tax assets resulting from the net loss incurred in the first six months of 1996 loss are realizable based on the ability to offset existing deferred tax liabilities.

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

8. No dividend has been declared for the second quarter of 1996, and the Board of Directors anticipates that for the foreseeable future the Company will retain any earnings for use in the operation of its business.

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

Except  for  historical information contained herein,  the  statements  set
forth   in   this  Item  2  are  forward-looking  and  involve  risks   and
uncertainties. For information regarding potential factors that could affect the Company's financial results refer to pages 13 - 19 of this Management Discussion and Analysis of Financial Condition and Results of Operations under the heading "Factors That May Affect Future Results and Financial Condition."

Results of Operations
                             Second Quarter              Six Months
                             1996     1995   Change      1996    1995   Change


Net sales                   $2,185   $2,652  (17.6%)    $5,333  $5,484  (2.8%)
Gross margin                $(421)     $695 (160.6%)       $54  $1,509 (96.4%)
Percentage of net sales    (19.3%)    26.2%               1.0%   27.5%
Operating expenses            $761     $529    43.9%    $1,355  $1,059   28.0%
Percentage of net sales      34.8%    19.9%              25.4%    9.3%
Restructuring costs           $207       --       --      $207   $(17)    NM
 Percentage of net sales      9.5%       --               3.9%  (0.3%)

Interest and other
income (expense), net           $7    $(50)   NM           $17   $(35)    NM
Net income (loss)           $(740)     $73 (1113.7%)    $(809)    $261  410.0%
Earnings per share           $5.99   $0.59 (1115.3%)   $(6.55)   $2.14  406.1%

	NM: Not meaningful

Overview

The Company has recently experienced a significant decline in both units shipped and share of the personal computer market. For the quarter ended March 29, 1996, the number of the Company's Macintosh computers shipped worldwide declined by 14% when compared with the corresponding quarter of 1995. Moreover, according to an industry source, the Company's share of the worldwide and U.S. personal computer markets declined to 5.8% and 7.3%, respectively, for the quarter ended March 29, 1996. This decline in demand, coupled with intense price competition throughout the industry, has resulted in the Company's decision to develop and recently announce key elements of a new strategic direction intended to improve the Company's competitiveness and restore its profitability. The Company intends to develop and market products and services more selectively targeted to education, home and business segments. In moving in this new strategic direction, the Company expects to reduce the number of new product introductions and the number of products in certain categories within its current product portfolio.

and printers. Total Macintosh computer unit sales decreased 14% in the second quarter when compared with the corresponding quarter of 1995, primarily as a result of a decline in worldwide demand for most product families, primarily entry level products, due principally to customer concerns regarding the Company's strategic direction, financial condition and future prospects. The average aggregate revenue per Macintosh computer unit decreased 1% in the second quarter when compared with the corresponding quarter of 1995, primarily due to pricing actions across all product lines in order to stimulate demand, substantially offset by increased revenues from a shift in the mix towards the Company's newer products and products with multi-media configurations, which have higher average selling prices.

Net sales for the first six months of 1996 decreased when compared with the first six months of 1995, resulting from a decrease in peripheral product net sales such as displays and printers, partially offset by an increase in Macintosh computer net sales. Total Macintosh computer unit sales did not change in the first six months of 1996, when compared with the corresponding periods of 1995. Unit sales increased in the first quarter of 1996 when compared with the corresponding quarter of 1995 due to unit sales increases within the PowerMacintosh(TM) and Performa (registered trademark) families of desktop personal computers, and were offset by unit sales decreases in the second quarter of 1996 when compared with the corresponding quarter of 1995 as discussed in the preceding paragraph. The average aggregate revenue per Macintosh computer unit increased 4% in the first six months of 1996, when compared with the corresponding period of 1995, primarily due to increased revenues from a shift in the mix towards the Company's newer products and products with multi-media configurations, which have higher average selling prices, partially offset by pricing actions across all product lines in order to stimulate demand.

International net sales decreased 11% and increased 4% in the second quarter and first six months of 1996, respectively, when compared with the corresponding periods of 1995. The decrease in the second quarter is primarily attributable to a decrease in net sales in Europe due to a decrease in total Macintosh computer unit sales, partially offset by higher average aggregate revenue per Macintosh computer unit, and to a decrease in net sales in Japan due to a decrease in the average aggregate revenue per Macintosh computer unit. The increase in the first six months primarily reflects strong net sales growth in Japan and certain countries within Europe during the first quarter of 1996. International net sales represented 59% and 54% of total net sales for the second quarter and first six months of 1996, respectively, compared with 54% and 51% for the corresponding periods of 1995. Domestic net sales decreased by approximately 26% and 9% in the second quarter and first six months of 1996, respectively, when compared with the corresponding periods of 1995.

The Company's resellers typically purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog") can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. The Company's backlog increased slightly to approximately $369 million at May 3, 1996, from approximately $365 million at February 2, 1996. This increase in backlog relects the effect of delays in shipments to address quality problems with respect to certain entry level, Performa and Powerbook products, substantially offset by satisfying product backlog in other categories. The Company estimates that product backlog would have declined to approximately $220 million at May 3, 1996 if the above-noted delays had not occurred.

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

The Company believes that net sales will remain below prior years levels through the first quarter of 1997.

Gross Margin

Gross margin represents the difference between the Company's net sales and its cost of goods sold. The amount of revenue generated by the sale of products is influenced in significant part by the price set by the Company for its products relative to competitive products. The cost of goods sold is based primarily on the cost of components and, to a lesser extent, direct labor costs. Because the Company uses some components that are not common to the rest of the personal computer industry (including certain ASICs), its component costs may be higher than those incurred by other manufacturers. The type and cost of components included in particular configurations of the Company's products (such as memory and disk drives) are often directly related to the need to market products in configurations competitive with other manufacturers. Competition in the personal computer industry is intense, and, in the short term, frequent changes in pricing and product configuration are often necessary in order to remain competitive. Accordingly, gross margin as a percentage of net sales can be significantly influenced in the short term by actions undertaken by the Company in response to industrywide competitive pressures.

Gross margin decreased to (19.3%) and 1.0% during the second quarter and first six months of 1996, respectively, when compared with the corresponding periods of 1995, primarily as a result of a $616 million charge in the second quarter of 1996 principally for the write-down of certain inventory, as well as the cost to cancel excess component orders, necessitated by significantly lower than expected demand for many of the Company's products, primarily its entry level products. Also, the Company separately incurred a $60 million charge that reflects the estimated cost to correct certain quality problems in certain entry level, Performa and Powerbook products, covering both goods held in inventory and shipped goods. In addition, gross margins were adversely affected by aggressive pricing actions in Japan, primarily in the first quarter of 1996, in response to extreme competitive actions by other companies attempting to gain market share, and pricing actions in the U.S. and Europe across all product lines in order to stimulate demand.

The decrease in gross margin levels in the second quarter and first six months of 1996 compared with the corresponding periods of 1995 was slightly offset by hedging gains less the effects of a stronger U.S. dollar relative to certain foreign currencies. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

Although the Company is taking actions to improve gross margins as it implements its new strategic plan, it is anticipated that gross margins will continue to remain under pressure and will remain below prior years' levels through at least the third quarter of 1996 due to a variety of factors, including continued industrywide pricing pressures, increased competition, compressed product life cycles, and the need to sell through current inventory at prices reflecting the recent write-downs.


Research and Development
			   Second Quarter               Six Months
			    1996    1995   Change       1996     1995   Change

Research and development    $150    $143     4.9%       $303     $275    10.2%
Percentage of net sales     6.9%    5.4%                5.7%     5.0%


Research and development expenditures increased in the second quarter and first six months of 1996 when compared with the corresponding periods of 1995, primarily due to higher project and headcount related spending as the Company continues to invest in the development of new products and technologies. The increase as a percentage of net sales in the second quarter when compared with the corresponding quarter of 1995 was primarily a result of the decrease in the level of net sales.

As part of the Company's restructuring plan and new strategic direction, the Company expects to reduce the number of employees engaged in research and development activities and to streamline its product offerings. As a result, the Company expects that research and development expenditures will decrease relative to historical levels. Nevertheless, the Company believes that continued investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products. The Company believes a greater portion of its research and development efforts will be conducted through collaborations with third parties. In addition, where appropriate the Company plans to acquire and license technologies from third parties.

Selling, General and           Second Quarter           Six Months
Administrative                 1996    1995   Change    1996     1995   Change


Selling, general and
administrative                 $404    $386     4.7%    $845     $801     5.5%
Percentage of net sales       18.5%   14.6%            15.8%    14.6%


Selling, general and administrative expenses increased in the second quarter and first six months of 1996 when compared with the corresponding periods of 1995 primarily due to increased spending related to marketing and advertising programs. The increase as a percentage of net sales in the second quarter when compared with the corresponding quarter of 1995 was primarily a result of the decrease in the level of net sales.

As a result of its restructuring plan, the Company expects that selling, general and administrative expenditures will decrease relative to historical levels, although marketing and advertising expenses are expected to remain high relative to historical levels during the remainder of 1996 as the Company attempts to stimulate greater demand for its products.


Restructuring costs        Second Quarter               Six Months
                           1996    1995   Change        1996     1995   Change

Restructuring costs         207      --      --         $207     (17)     NM
Percentage of net sales    9.5%      --                 3.9%   (.03%)


For information regarding the Company's restructuring actions initiated in the second quarter of 1996, refer to Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Factors That May Affect Future Results and Financial Condition as well as Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

In the first quarter of 1995, the Company lowered its estimates of the total remaining costs associated with its restructuring plan initiated in the third quarter of 1993 and recorded an adjustment that increased income by $17 million.

Interest and Other          Second Quarter              Six Months
Income (Expense), Net       1995    1994   Change       1995     1994   Change


Interest and other
 income (expense), net        $7    $(50)    NM          $17     $(35)    NM


Interest and other income (expense), net, increased to income from expense in the second quarter and first six months of 1996 when compared to the corresponding periods in 1995, primarily due to favorable variances related to realized and unrealized foreign exchange hedging gains (losses) as a result of less volatility in the foreign exchange markets in the second quarter of 1996 as compared to the second quarter of 1995, offset by unfavorable variances in interest income and expense related primarily to higher borrowing costs, due to the downgradings of the Company's credit ratings by external credit rating agencies, and due to the decrease in cash and short-term investment balances during the second quarter and first six months of 1996 as compared with the corresponding periods in 1995. The Company's cost of funds has increased as a result of the recent downgradings of its short-term debt to NP and C by Moody's Investor Services and Standard and Poor's Rating Agency, respectively, and of its long-term debt to Ba2 and B+ by Moody's Investor Services and Standard and Poor's Rating Agency, respectively.


Provision (Benefit)
for Income Taxes     		Second Quarter           Six Months
                                1996    1995    Change   1996   1995    Change


Provision (benefit)for         ($435)     $43  1111.6%  ($475)    154   408.4%
 income taxes
Effective tax rate                37%      37%             37%    37%

For information regarding the Company's Income Tax Provision (Benefit), refer to Note 5 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item I of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

Factors That May Affect Future Results and Financial Condition

The Company's future operating results and financial condition are dependent on the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation: continued competitive pressures in the marketplace; the effect any reaction to such competitive pressures has on inventory levels and inventory valuations; the effects of significant adverse publicity; the impact of uncertainties concerning the Company's strategic direction and financial condition on revenue and liquidity; the effect of continued degradation in the Company's liquidity; and the effect of restructuring actions.

The Company expects to incur operating losses throughout at least the remainder of 1996.

Restructuring of Operations

In the second quarter of 1996, the Company formulated a new strategic direction and announced certain restructuring actions aimed at reducing its cost structure, improving its competitiveness and restoring profitability. There are several risks inherent in the Company's efforts to transition to a new cost structure. These include the risk that the Company will not be able to reduce expenditures quickly enough to restore profitability and improve liquidity and the risk that cost-cutting initiatives will impair the Company's ability to innovate and remain competitive in the computer industry.

As part of its restructuring effort, the Company intends to implement a new business model. Implementation of the new business model involves several risks, including the risk that by simplifying its product line the Company will increase its dependence on fewer products, potentially reduce overall sales and increase its reliance on unproven products and technology. Another risk of the new business model is that by increasing the proportion of the Company's products to be produced under outsourcing arrangements, the Company could lose control of the quality of the products manufactured and lose the flexibility to make timely changes in production schedules in order to respond to changing market conditions. In addition, the new business model could adversely affect employee morale, thereby damaging the Company's ability to retain and motivate employees. Also, because the new business model contemplates that the Company will reduce its research and development expenditures by, among other things, relying to a greater extent on collaboration and licensing arrangements with third parties, the Company will have less direct control over its research and development efforts and its ability to create innovative new products may be reduced. Finally, even if the new business model is successfully implemented, there can be no assurance that it will effectively resolve the various issues currently facing the Company. In addition, although the Company believes that the action that it is taking under its restructuring plan should help restore marketplace confidence in the Macintosh platform, there can be no assurance that such actions will succeed.

For the foregoing reasons there can be no assurance that the current restructuring actions will achieve their goals or that similar actions will not be required in the future. The Company's future operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the transition to the new business model and cost structure.

For more information regarding the Company's restructuring actions initiated in the second quarter of 1996, refer to Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

Product  Introductions and Transitions

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company frequently introduces new products and product enhancements. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the manufacturing of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine the ultimate effect that new products will have on its sales or results of operations. In addition, the uncertainties and risks associated with new product introductions may be increased as a result of the Company's new business model which will, in part, emphasize a refocusing of product offerings and the introduction of new products for key growth segments.

The rate of product shipments immediately following introduction of a new product is not necessarily an indication of the future rate of shipments for that product, which depends on many factors, some of which are not under the control of the Company. These factors may include initial large purchases by a small segment of the user population that tends to purchase new technology prior to its acceptance by the majority of users ("early adopters"); purchases in satisfaction of pent-up demand by users who anticipated new technology and, as a result, deferred purchases of other products; and over-ordering by dealers who anticipate shortages due to the aforementioned factors. The preceding may also be offset by other factors, such as the deferral of purchases by many users until new technology is accepted as "proven" and for which commonly used software products are available; and the reduction of orders by dealers once they believe they can obtain sufficient supply of products previously in backlog.

Backlog is often volatile after new product introductions due to the aforementioned demand factors, often increasingly coincident with introduction, and then decreasing once dealers and customers believe they can obtain sufficient supply of products.

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

The greater integration of functions and complexity of operations of the Company's products also increase the risk that latent defects or other faults could be discovered by customers or end-users after volumes of products have been produced or shipped. If such defects were significant, the Company could incur material recall and replacement costs under product warranties.

Competition

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers and a large number of competitors. In the first six months of 1996, the Company's results of operations and financial condition were, and in the near future are expected to be, adversely affected by industrywide pricing pressures and downward pressures on gross margins. The industry has also been characterized by rapid technological advances in software functionality and hardware performance and features based on existing or emerging industry standards. Some of the Company's competitors have greater financial, marketing, manufacturing and technological resources, broader product lines and larger installed customer bases than those of the Company.

The Company's future operating results and financial condition may be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

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

The Company is currently the primary maker of hardware that uses the Macintosh operating system ("Mac OS"). The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers that run the MS-DOS(registered trademark) and Microsoft Windows(TM) operating systems. The Company believes that the Mac OS, with its perceived advantages over MS-DOS and Windows, has been a driving force behind sales of the Company's personal computer hardware for the past several years. Recent innovations in the Windows platform, including those introduced by Windows 95, have added features to the Windows platform similar to those
offered by the  Mac OS.   The Company is currently taking and will continue
to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows
platform.   The company's future operating  results and financial condition may be affected by its ability to increase the installed base for the Macintosh platform. As part of its efforts to increase the installed base for the Macintosh platform, the Company announced the licensing of the Mac OS to other personal computer vendors in January 1995, and several vendors currently sell products that utilize the Macintosh operating system. The Company believes that licensing the operating system will result in a broader installed base on which software vendors can develop and provide technical innovations for the Macintosh platform. However, there can be no assurance that the installed base will be broadened by the licensing of the operating system or that licensing will result in an increase in the number of application software titles or the rate at which vendors will bring to market application software based on the Mac OS. In addition, as a result of licensing its operating system, the Company is forced to compete with other companies producing Mac OS-based computer systems. The benefits to the Company from licensing the Mac OS to third parties may be more than offset by the disadvantages of being required to compete with them.

As a supplemental means of addressing the competition from MS-DOS and Windows, the Company has devoted substantial resources toward developing personal computer products capable of running application software designed for the MS-DOS or Windows operating systems ("Cross-Platform Products"). These products include both the RISC-based PowerPC 601 microprocessor and the 486 DX2/66 microprocessor, which enable users to run concurrently applications that require the Mac OS, MS-DOS, Windows 3.1 or Windows 95 operating systems. The Company has announced that it intends to ship by June 1996 Cross-Platform Products that include the Pentium or 586-class chip, or in which a Pentium or 586-class microprocessor can be installed through the use of an add-on card.

The Company plans to supply customers who purchase Cross-Platform Products with operating system software under licensing agreements with Microsoft. The Company's prior licensing agreement with Microsoft expired on December 31, 1995. The Company recently entered into new licensing agreements with Microsoft that will permit the Company to distribute MS-DOS and permit the Company to acquire the rights to distribute certain Windows operating systems, including Windows 95. In order to distribute Windows operating systems, the Company will need to enter into one or more agreements with certain Microsoft distributors.

Decisions by customers to purchase the Company's personal computers, as opposed to MS-DOS or Windows-based systems, are often based on the availability of third-party software for particular applications. The Company believes that the availability of third-party application software for the Company's hardware products depends in part on the third-party developers' perception and analysis of the relative benefits of developing, maintaining and upgrading such software for the Company's products versus software for the larger MS-DOS and Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be earned, and the costs of developing such software products. To the extent the Company's recent financial losses have caused software developers to question the Company's position in the personal computer market, they could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources toward developing and upgrading software for the larger MS-DOS and Windows market. Microsoft Corporation is an important developer of application software for the Company's products. Accordingly, Microsoft's interest in producing application software for the Company's products may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating systems.

The Company's ability to produce and market competitive products is also dependent on the ability of IBM and Motorola, Inc., the suppliers of the PowerPC RISC microprocessor for certain of the Company's products, to continue to supply to the Company microprocessors that produce superior price/performance results compared with those supplied to the Company's competitors by Intel Corporation, the developer and producer of the microprocessors used by most personal computers using the MS-DOS and Windows operating systems. IBM produces personal computers based on Intel microprocessors as well as workstations based on the PowerPC microprocessor, and is also the developer of OS/2, a competing operating system to the Company's Mac OS. Accordingly, IBM's interest in supplying the Company with microprocessors for the Company's products may be influenced by IBM's perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor.

Recently, several competitors of the Company, including Compaq, IBM and Microsoft, have either targeted or announced their intention to target certain of the Company's key market segments, including education and publishing. Some of these companies have greater financial, marketing, manufacturing and technological resources than the Company.

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

The Company's current financial condition may have an impact on the costs of its hedging transactions, as well as the willingness of its trading partners to enter into hedging transactions with the Company.

Inventory and Supply

In line with the Company's efforts to redesign its business model, the Company intends to streamline its product offerings in its key usage areas in education, business and the home. This simplification of product lines has resulted in inventory reserves. Cancellation fees related to custom component inventory purchased for anticipated product introductions that have been canceled have also been paid or incurred. The Company has also separately provided for the estimated cost to correct certain quality problems on certain entry level, Performa and Powerbook products. Although the Company believes its inventory and related reserves are adequate, no assurance can be given that the Company will not incur additional inventory charges.

The Company must order components for its products and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's operating results and financial condition have been and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Certain of the Company's products are manufactured in whole or in part by third-party manufacturers, either pursuant to design specifications of the Company or otherwise. As a result of the Company's restructuring plan, which includes the sale of the Company's Fountain, Colorado manufacturing facility to SCI Systems, Inc. ("SCI") and a related manufacturing outsourcing agreement with SCI, the proportion of its products produced under outsourcing arrangements will increase. While outsourcing arrangements may lower the fixed cost of operations, they may also reduce the direct control the Company currently has over production. It is uncertain what effect such lessened control will have on the quality of the products manufactured or the flexibility of the Company to respond to changing market conditions. Furthermore, any efforts by the Company to manage its inventory under outsourcing arrangements could subject the Company to liquidated damages or cancellation of the arrangement.

Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company remains at least initially responsible to the ultimate consumer for warranty service. Accordingly, in the event of product defects or warranty liability, the Company may remain primarily liable. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company's future operating results and financial condition.

The Company's ability to satisfy demand for its products may be limited by the availability of key components. The Company believes that the availability from suppliers to the personal computer industry of microprocessors and ASICs presents the most significant potential for constraining the Company's ability to produce products. Specific microprocessors manufactured by Motorola, Inc. and IBM are currently available only from single sources, while some advanced microprocessors are currently in the early stages of ramp-up for production and thus have limited availability. The Company and other producers in the personal computer industry also compete for other semiconductor products with other industries that have experienced increased demand for such products, due to either increased consumer demand or increased use of semiconductors in their products (such as the cellular phone and automotive industries). Finally, the Company uses some components that are not common to the rest of the personal computer industry (including certain ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Such product supply constraints and corresponding increased costs could decrease the Company's market share and adversely affect the Company's future operating results and financial condition.

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

Uncertainty over the demand for the Company's products may cause resellers to reduce the ordering and marketing of the Company's products. Under the Company's arrangements with its resellers, resellers have the option to reduce or eliminate unfilled orders previously placed, in most instances without financial penalty. Resellers also have the option to return products to the Company without penalty within certain limits, beyond which they may be assessed fees. In the second quarter of 1996, the Company experienced a reduction in ordering from historical levels by resellers due to uncertainty concerning the Company's condition.

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

The Company is currently in the process of replacing its existing transaction systems (which include order management, distribution, and finance) with a single integrated system as part of its ongoing effort to increase operational efficiency. The Company's future operating results and financial condition could be adversely affected if the Company is unable to implement and effectively manage the transition to this new integrated system.

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

Liquidity and Capital Resources

The Company's financial position with respect to cash, cash equivalents, and short-term investments, net of short-term borrowings, decreased to $240 million at March 29, 1996, from $491 million at September 29, 1995. The Company's financial position with respect to cash, cash equivalents, and short-term investments decreased to $592 million at March 29, 1996, from $952 million at September 29, 1995. The Company's cash and cash equivalent balance at March 29, 1996 and September 29, 1995 includes $90 million pledged as collateral to support short-term borrowings.

Cash used for operations during the first six months of 1996 totaled $177 million, primarily due to the net loss. Also contributing to cash used for operations were lower accounts payable levels, due to a substantial reduction in inventory purchases. Cash used for operations was partially offset by a decrease in accounts receivable.

Net cash used for the purchase of property, plant, and equipment totaled $40 million in the first six months of 1996, and consisted primarily of increases in manufacturing machinery and equipment and buildings. The Company expects that capital expenditures in 1996 will decline relative to 1995 expenditure levels.

Short-term borrowings at March 29, 1996, were approximately $109 million lower than at September 29, 1995. The issuance of commercial paper has been discontinued and short-term borrowings have largely ceased. On March 29, 1996, Apple Japan, Inc., a subsidiary of the Company, entered into loan agreements in the aggregate amount of $146 million with certain banks, which extended or replaced approximately $146 million of existing borrowings. Also on this date, Apple Japan, Inc. repaid approximately $54 million of existing borrowings. The current loans have maturity dates ranging from June 28, 1996 to September 30, 1996. Two of these loans are guaranteed by the Company. On April 2, 1996, Apple Computer B.V., a subsidiary of the Company, entered into an agreement to extend its existing $200 million secured credit facility. The amount currently outstanding is approximately $190 million. The facility matures on June 28, 1996 and is guaranteed by the Company. In connection with this facility, the Company has agreed to maintain a minimum cash balance.

The Company's balance of long-term debt remained relatively constant during the first six months of 1996. Substantially the entire amount of long-term borrowings represents $300 million aggregate principal amount of 6.5% unsecured notes issued under an omnibus shelf registration statement filed with the Securities and Exchange Commission in 1994. This shelf registration was for the registration of debt and other securities for an aggregate offering amount of $500 million. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004.

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

It will be necessary for the Company to borrow in the near term to finance its working capital needs, because the Company does not expect that it will generate cash from operations in this time frame. In addition, in connection with the restructuring actions, referred to on page 6 in Note 2 of the Notes to the Consolidated Financial Statements, the Company had $24 million of cash expenditures in the second quarter of 1996 and expects to incur $123 million of cash expenditures over the next 12 months. These cash expenditures are expected to be financed through current working capital, the sale of certain assets and other investments, possible future short and long-term borrowings, and possible combined debt and equity financing.

As noted on page 12 under the subheading "Interest and other income (expense), net", the Company's cost of funds has increased as a result of the recent downgradings of its short-term debt to NP and C by Moody's Investor Services and Standard and Poor's Rating Agency, respectively, and of its long-term debt to Ba2 and B+ by Moody's Investor Services and Standard and Poor's Rating Agency, respectively. In addition, the Company may be required to pledge additional collateral with respect to certain of its borrowings and to agree to more stringent covenants than in the past. The Company is seeking alternative sources of liquidity and is discussing various alternatives with several financial institutions. Although the Company believes it will be able to arrange short- and long-term financing that will cover its needs, it currently does not have commitments from lenders to provide such funding. The Company believes that its balances of cash, cash equivalents, and short-term investments, together with possible short- and long-term borrowings and possible combined debt and equity financing that the Company believes it will be able to obtain, will be sufficient to meet its operating cash requirements, including the impact of planned restructuring actions, on a short- and long-term basis. No assurance can be given that the necessary financing will be obtained, or that any additional financing that may be required if the restructuring plan takes longer to implement than anticipated or is not successful can be obtained. If the Company is unable to obtain adequate financing, its liquidity, results of operations and financial condition will be materially adversely affected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any pending legal proceedings to which the Company is a party that are likely to have a material adverse effect on the Company's financial condition and results of operations as reported in the accompanying financial statements.

Reference is made to Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 1995 for a discussion of certain purported shareholder class action suits filed in January 1996. In February 1996, the complaint in the action styled Abraham and Evelyn Kostick Trust v. Peter Crisp, et al. was amended to add additional parties and to add purported class and derivative claims based on theories such as breach of fiduciary duty, misrepresentation and insider trading. In March 1996, a purported shareholder class action styled Derek Pritchard v. Michael Spindler, et al., was filed in the California Superior Court for Santa Clara County, alleging that the defendants breached their fiduciary duty by allegedly rejecting an offer from a computer company (not named in the complaint) to acquire the Company at a price in excess of $50 per share.

The  Company has been named as a defendant in numerous lawsuits (fewer than
100) in each of which the complaint alleges that the plaintiff incurred so-called "repetitive stress injuries" to the upper extremities as a result of using keyboards and/or mouse input devices sold by the Company. All of these cases are in various stages of pre-trial activity.

The Company believes that all of the actions cited above are without merit.

Item 4. Submission of Matters to a Vote of Security Holders

a)The annual meeting of shareholders was held on January 23, 1996


b)The following directors were elected at the meeting to serve two-year terms as Class II directors:

      Peter O. Crisp
      Bernard Goldstein
      Delano E. Lewis
      A. C. Markkula, Jr.


  The following directors are continuing to serve their two-year terms as Class I directors which will expire at the next annual meeting:

      Gilbert F. Amelio
      B. Jurgen Hintz
      Katherine M. Hudson

c)The  other  matters voted upon at the meeting and  results  of  those votes were as follows:
                                 For       Against  Abstained Broker   Non-Vote

  (1) Approval of an amendment to
      the Employee Stock Purchase
      Plan to increase the number
      of shares of Common Stock
      reserved for issuance
      thereunder by 1,500,000
      shares.                    96,611,437 5,912,418  675,715 1,298,826   --


  (2) Approval of an amendment
      to the 1990 Stock Option
      Plan to increase the number
      of shares of Common Stock
      reserved for issuance
      thereunder by 4,200,000
      shares.                    80,523,883 21,968,201 707,486 1,298,826   --

  (3) Ratification of Ernst &
      Young LLP as the Company's
      independent auditors for
      fiscal year 1996.         101,624,080  2,465,556 408,760     --      --

The foregoing matters are described in detail in the Registrant's definitive proxy statement dated December 19, 1995, for the Annual Meeting of Shareholders held on January 23, 1996.

Item 6.  Exhibits and Reports on Form 8-K

a) Exhibits

       Exhibit
        Number        Description

            10.A.26 Employment Agreement dated February 28, 1996, between Registrant and Gilbert F. Amelio.

            10.A.27 Employment Agreement dated February 26, 1996, between Registrant and George M. Scalise.

            10.A.28 Employment Agreement dated March 4, 1996, between Registrant and Fred D. Anderson, Jr.

            10.A.29 Retention Agreement dated March 4, 1996, between Registrant and Fred D. Anderson, Jr.

            10.A.30 Employment Agreement dated April 2, 1996, between Registrant and John Floisand.

            10.A.31 Employment Agreement dated April 3, 1996, between Apple Japan, Inc. and John Floisand.

            10.B.13  Restructuring  Agreement  dated  December  14,   1995,
                     among Registrant, Taligent, Inc. and International Business Machines Corporation.

            10.B.14 Stock Purchase Agreement dated April 4, 1996 between Registrant and SCI Systems, Inc.

            11       Computation of per share earnings

            27       Financial Data Schedule

b) Reports on Form 8-K

   A Current Report on Form 8-K dated April 10, 1996 was filed by Apple with the Securities and Exchange Commission to report under Item 5 thereof the press release issued to the public on March 27, 1996 and the extension or replacement of short-term borrowings of Apple Japan, Inc. and Apple Computer B.V., subsidiaries of the registrant.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.















                               APPLE COMPUTER, INC.
                                  (Registrant)








DATE: May 13, 1996               BY /s/ Fred D. Anderson

                                 Fred D. Anderson
                                 Executive Vice President and
                                 Chief Financial Officer