Form 10-Q
period 1996-06-28
APPLE COMPUTER INC
filed 1996-08-12
CIK 320193

___________________________________________________________________________




			  UNITED STATES
		SECURITIES AND EXCHANGE COMMISSION
		     Washington, D. C. 20549


     			   Form 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
	Exchange Act of 1934

For the quarterly period ended June 28, 1996 or

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


124,478,256 shares of Common Stock Issued and Outstanding as of August 9, 1996




___________________________________________________________________________

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


				APPLE COMPUTER, INC.

		CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
		 (Dollars in millions, except per share amounts)


			      THREE MONTHS ENDED    	NINE MONTHS ENDED


		    	     June 28,   June 30,	June 28, June 30,
			    	 1996       1995	    1996     1995

Net sales		       $2,179     $2,575 	  $7,512   $8,059

Costs and expenses:

   Cost of sales	        1,776	   1,847	   7,055    5,822
   Research and development	  155	     168	     458      443
   Selling, general and
   administrative		  364        404     	   1,209    1,205
   Restructuring costs	           --	     (6)	     207     (23)

				2,295      2,413	  (8,929)   7,447

Operating income (loss)	         (116)	     162	  (1,417)     612
Interest and other income
   (expense), net		   65          2	      82      (33)

Income (loss) before provision
   (benefit) for income taxes	  (51)	     164	  (1,335)     579
Provision (benefit) for income
   taxes			  (19)        61	    (494)     215
Net income (loss)	       $  (32)    $  103          $ (841)  $  364

Earnings (loss) per common
and common equivalent share    $(0.26)    $ 0.84    	  $(6.81)  $ 2.97

Cash dividends paid per
common share		       $   --     $  .12          $  .12   $ 0.36

Common and common equivalent
   shares used in the
   calculations of earnings
   (loss) per share (in
   thousands)		       123,735   123,203     	 123,463  122,482

				See accompanying notes.

			     APPLE COMPUTER, INC.

			  CONSOLIDATED BALANCE SHEETS

				    ASSETS
			        (In millions)


						June 28,	September 29,
               				    	    1996	         1995
				      	     (Unaudited)
Current assets:

Cash and cash equivalents		   	 $1,359      	       $  756
Short-term investments			      	     --			  196
Accounts receivable, net of allowance
for doubtful accounts of $96 ($87 at
September 29, 1995)			          1,292		        1,931
Inventories:
  Purchased parts				    387		          841
  Work in process				     59			  291
  Finished goods				    615          	  643
						  1,061		        1,775

Deferred tax assets				    401			  251
Other current assets				    341        	          315

  Total current assets				  4,454     	        5,224

Property, plant, and equipment:

Land and buildings				    506		          504
Machinery and equipment				    573		          638
Office furniture and equipment			    138			  145
Leasehold improvements				    189                   205
						  1,406			1,492

Accumulated depreciation and amortization	  (791)    	        (781)

  Net property, plant, and equipment		    615			  711

Other assets					    276      	          296

						 $5,345  	       $6,231







				See accompanying notes.

				APPLE COMPUTER, INC.

			LIABILITIES AND SHAREHOLDERS' EQUITY
				(Dollars in millions)


						June 28, 	September 29,
               					    1996		1995
					     (Unaudited)
Current liabilities:

Short-term borrowings				 $  187                $  461
Accounts payable				    762		        1,165
Accrued compensation and employee benefits	    125		          131
Accrued marketing and distribution	            208		          206
Accrued restructuring costs			    159		           --
Other current liabilities			    485      		  362

  Total current liabilities			  1,926   		2,325


Long-term debt					    949			  303
Deferred tax liabilities			    450			  702

Shareholders' equity:

Common stock, no par value; 320,000,000
  shares authorized;  123,785,350 shares
  issued and outstanding at June 28, 1996
  (122,921,601 shares at September 29, 1995)	    423		          398
Retained earnings				  1,609			2,464
Accumulated translation adjustment and other	   (12)        	           39

  Total shareholders' equity			  2,020  	        2,901


						 $5,345		       $6,231












				See accompanying notes.

				APPLE COMPUTER, INC.

APPLE COMPUTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
(In millions)


							NINE MONTHS ENDED

						      June 28,	     June 30,
         						  1996		 1995
Cash and cash equivalents, beginning of the period	$  756         $1,203

Operations:

Net income (loss)					 (841)		  364
Adjustments to reconcile net income (loss) to cash
    generated by operations:
    Depreciation and amortization			  110		  104
    Net book value of property, plant, and equipment
    retirements						   43		    1
Changes in assets and liabilities:
   Accounts receivable					  639		   28
   Inventories						  714		(279)
   Deferred tax assets					(150)		    7
   Other current assets					 (26)		 (53)
   Accounts payable					(403)		  167
   Accrued restructuring costs				  159		 (43)
   Other current liabilities				  119		    5
   Deferred tax liabilities	    		        (252)             132
         Cash generated by operations	        	  112             433

Investments:

Purchase of short-term investments			(244)	      (1,558)
Proceeds from sale of short-term investments		  440		1,105
Purchase of property, plant, and equipment		 (55)		(110)
Other	     						 (33)            (23)
	 Cash generated by (used for) investment
	 activities	      				  108           (586)

Financing:

Increase (decrease) in short-term borrowings		(274)		  114
Increase (decrease) in long-term borrowings		  646		  (4)
Increases in common stock, net of related tax benefits 	   25		   51
Cash dividends	      					 (14)            (43)
         Cash generated by financing activities	  	  383    	  118

Total cash generated (used)	     			  603            (35)

Cash and cash equivalents, end of the period	       $1,359  	       $1,168

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

2.	In the third quarter of 1996, the Company issued $661 million aggregate principal amount of 6% unsecured convertible subordinated notes (the "Notes") to certain qualified parties in a private placement. The Notes were sold at 100% of par. The Notes pay interest semi-annually and mature on June 1, 2001. The Notes are convertible by their holders at any time after September 5, 1996 at a conversion price of $29.205 per share subject to adjustments as defined in the Note agreement. The Notes are redeemable by the Company at 102.4% of the principal amount, plus accrued interest, for the 12-month period beginning June 1, 1999, and at 101.2% of the principal amount, plus accrued interest, for the 12-month period beginning June 1, 2000. The Notes are subordinated to all present and future senior indebtedness of the Company as defined in the Note agreement. In addition, the Company incurred approximately $15 million of costs associated with the issuance of the Notes. These costs are accounted for as a deduction from the face amount of the Notes and will be amortized over the life of the Notes.

3.	In the second quarter of 1996, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for Company products and the Company's adoption of a new strategic direction. The Company's restructuring actions consist primarily of terminating approximately 2,800 full-time employees (not including employees who were hired by SCI Systems, Inc., the purchaser of the Company's Fountain, Colorado manufacturing facility), canceling or vacating certain facility leases as a result of these employee terminations, writing down operating assets to be sold as a result of downsizing operations and outsourcing various operational functions, and canceling contracts as a result of terminating eWorld(trademark), Apple's on-line service. These actions have resulted in a charge of $207 million, including cash expenditures of $44 million and non-cash asset write-downs of $4 million, through the third quarter. The Company expects that the remaining $159 million accrued balance at June 28, 1996 will result in cash expenditures of $103 million over the next 12 months and $12 million thereafter. The Company expects that most of the contemplated restructuring actions will be completed within the next twelve months and will be financed through current working capital and continued short-term borrowings. In addition, in connection with the sale of its Fountain, Colorado manufacturing facility, the Company is obligated to purchase certain percentages of its total annual volumes of CPUs and logic boards from
SCI Systems, Inc. over each of the next three years.   The Company believes
that it
will meet these obligations.


The following table depicts the restructuring activity through the third quarter of 1996: (In millions)

Category			Total Restructuring		   Balance at
					     Charge  Spending   June 28, 1996
Payments to employees involuntarily
  terminated (C)			       $115	  $39	          $76
Payments on canceled or vacated facility
  leases (C)				         26	   3	           23
Write-down of operating assets to be
  sold (N)					 48	   4	           44
Payments on canceled contracts (C)      	 18	   2	           16
        	      			       $207	 $48	         $159

C: Cash; N: Noncash

4. 	Interest and other income (expense), net, consists of the following:
	 (In millions)

         			    Three Months Ended	    Nine Months Ended
				    June 28,   June 30,     June 28, June 30,
					1996	   1995	        1996	 1995
Interest income				 $10        $32		 $38  	  $76
Interest expense			(12)	   (16)		(42)	 (33)
Foreign currency gain (loss)		   1	      4		  29	 (40)
Net premiums and discounts paid on
foreign exchange instruments		 (3)	   (17)	  	(13)	 (34)
Other income (expense), net		  69	    (1)	       	  70	  (2)
        				 $65         $2		 $82	$(33)


5.	The Company's cash equivalents consist primarily of U.S. Government securities, Euro-dollar deposits, and commercial paper with maturities of three months or less at the date of purchase. Short-term investments consisted principally of Euro-dollar deposits and commercial paper with maturities between three and twelve months. The Company's marketable equity securities consist of securities issued by U.S. corporations and are included in "Other assets" on the accompanying balance sheet. The Company's cash equivalents, short-term investments, and marketable equity securities are classified and accounted for as available-for-sale, and the cash equivalents and short-term
investments are generally held until maturity.   The Company's cash and cash
equivalent balance includes $173 million pledged as collateral to support letters of credit primarily associated with the Company's purchase commitments under the terms of the sale of the Company's Fountain, Colorado manufacturing facility to SCI Systems, Inc.

	The adjustments recorded to shareholders' equity for unrealized holding gains (losses) on available-for-sale cash equivalents and marketable equity securities were not material, either individually or in the aggregate, at June 28, 1996. The gross realized gains recorded to earnings on sales of available-for-sale securities were $69 million and $71 million for the three and nine months ended June 28, 1996, respectively.

6.	U.S. income taxes have not been provided on a cumulative total of $395
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

	The Internal Revenue Service ("IRS") has proposed federal income tax deficiencies for the years 1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies for the years 1984 through 1988, and most of the issues in dispute for these years have been resolved. On June 29, 1995, the IRS issued a notice of deficiency proposing increases in the amount of the Company's federal income taxes for the years 1989 through 1991. The Company has filed a petition with the United States Tax Court to contest these alleged tax deficiencies. Management believes that adequate provision has been made for any adjustments that may result from these tax examinations.

7.	Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares attributable to stock options outstanding during the period. Loss per share is computed using the weighted average number of common shares outstanding during the period.

8.	Certain prior year amounts on the Consolidated Statements of Cash Flows have been reclassified to conform to the current period presentation.

9.	No dividend has been declared for the third quarter of 1996, and the
Board of Directors anticipates that for the foreseeable future the Company will retain any earnings for use in the operation of its business.

10.	The information set forth in Item 1 of Part II hereof is hereby incorporated by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on Apple's fiscal calendar.
(Tabular information: Dollars in millions, except per share amounts)

Except for historical information contained herein, the statements set forth in this Item 2 are forward-looking and involve risks and uncertainties. For information regarding potential factors that could affect the Company's financial results refer to pages of this Management Discussion and Analysis of Financial Condition and Results of Operations under the heading "Factors That May Affect Future Results and Financial Condition."

Results of Operations

         		Third Quarter			Nine Months
			1996	1995	Change		1996	1995	Change

Net sales		$2,179	 $2,575	(15.4%)		$7,512	$8,059	(6.8%)
Gross margin		  $403	   $728	(44.6%)		  $457	$2,237 (79.6%)
Percentage of net sales	 18.5%	  28.3%			  6.1%	 27.8%
Operating expenses	  $519	   $566	 (8.3%)		$1,874	$1,625	15.3%
Percentage of net sales	 23.8%	  22.0%			 24.9%	 20.2%
Restructuring costs	    --	   $(6)	    NM		  $207	 $(23)	   NM
  Percentage of net sales   --	 (0.2%)			  2.8%	(0.3%)
Interest and other income
(expense), net	           $65	     $2	 3,150%		   $82	 $(33)	   NM
Net income (loss)	 ($32)	   $103 (131.1%)	($841)	  $364 (331.0%)
Earnings (loss) per
  share			($.26)	  $0.84	(131.0%)       ($6.81)	 $2.97 (329.3%)

	NM: Not meaningful

Overview

Over the last six months the Company has experienced a significant decline in net sales, units shipped and share of the personal computer market. For the quarter ended June 28, 1996, the number of the Company's Macintosh computers shipped worldwide declined by 16% when compared with the corresponding quarter of 1995. Moreover, according to an industry source, in the third quarter of 1996 as compared to the third quarter of 1995, the Company's share of the worldwide and U.S. personal computer markets declined to 5.3% from 7.4%, and to 7.4% from 10.6%, respectively. This decline in demand, coupled with intense price competition throughout the industry, has resulted in the Company's decision to develop and announce key elements of a new strategic direction intended to improve the Company's competitiveness and restore its profitability. The Company intends to develop and market products and services more selectively targeted to education, home and business segments. In moving in this new strategic direction, the Company expects to reduce the number of new product introductions and the number of products in certain categories within its current product portfolio.

Net Sales

Net sales for the third quarter of 1996 decreased when compared with the corresponding quarter of 1995, resulting from a decrease in Macintosh (registered trademark) computer net sales and in net sales of peripheral products such as displays and printers. Total Macintosh computer unit sales decreased 16% in the third quarter when compared with the corresponding quarter of 1995, primarily as a result of a decline in worldwide demand for most product families, primarily entry level products, due principally to customer concerns regarding the Company's strategic direction, financial condition and future prospects, and as a result of delays in the shipment of certain Powerbook products due to quality problems. The average aggregate revenue per Macintosh computer unit decreased 8% in the third quarter when compared with the corresponding quarter of 1995, primarily due to pricing actions across all product lines in order to stimulate demand, partially offset by increased revenues from a shift in the mix towards the Company's newer products and products with multi-media configurations, which have higher average selling prices.

Net sales for the first nine months of 1996 decreased when compared with the first nine months of 1995, resulting from a decrease in Macintosh computer net sales and in net sales of peripheral products such as displays and printers. Total Macintosh computer unit sales decreased 5% in the first nine months of 1996, when compared with the corresponding period of 1995. Unit sales increased in the first quarter of 1996 when compared with the corresponding quarter of 1995, but were more than offset by unit sales decreases in the second and third quarters of 1996 when compared with the corresponding quarters of 1995. The average aggregate revenue per Macintosh computer unit did not change in the first nine months of 1996, when compared with the corresponding period of 1995 primarily due to increased revenues from a shift in the mix towards the Company's newer products and products with multi-media configurations, which have higher average selling prices, offset by pricing actions across all product lines in order to stimulate demand.

International net sales decreased 9% in the third quarter and did not change in the first nine months of 1996, respectively, when compared with the corresponding periods of 1995. The decrease in the third quarter was attributable to a decrease in net sales in Europe due to a decrease in total Macintosh computer unit sales, partially offset by higher average aggregate revenue per Macintosh computer unit. The decrease in the third quarter was also attributable to a decrease in net sales in Japan due to a decrease in the average aggregate revenue per Macintosh computer unit, partially offset by an increase in total Macintosh computer unit sales. The flat net sales in the first nine months primarily reflects strong net sales growth in Japan and certain countries within Europe during the first quarter of 1996, offset by decreases in net sales in the second and third quarters. International net sales represented 52% and 53% of total net sales for the third quarter and first nine months of 1996, respectively, compared with 49% and 50% for the corresponding periods of 1995. Domestic net sales decreased by approximately 21% and 13% in the third quarter and first nine months of 1996, respectively, when compared with the corresponding periods of 1995.

The Company's resellers typically purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog") can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. The Company's backlog increased to approximately $468 million at August 2, 1996, from approximately $369 million at May 3, 1996. This increase in backlog is primarily the result of an increase in orders due to certain new product introductions. The Company estimates that product backlog would have been approximately $430 million at August 2, 1996 if certain quality problems with certain Powerbook products had not occurred.

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

The Company believes that net sales will remain below prior years levels through at least the first quarter of 1997.

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

Gross margin decreased to 18.5% and 6.1% during the third quarter and first nine months of 1996, respectively, when compared with the corresponding periods of 1995. The decrease in the third quarter of 1996 as compared to the corresponding quarter of 1995 is due to the Company's response to extreme competitive actions by other companies attempting to gain market share, which included pricing actions in the U.S., Japan and Europe across most product lines, partially offset by a decrease in the cost of certain product components. The decrease in gross margin in the first nine months of 1996 as compared with the first nine months of 1995 is primarily a result of a $616 million charge in the second quarter of 1996 principally for the write-down of certain inventory, as well as the cost to cancel excess component orders, necessitated by significantly lower than expected demand for many of the Company's products, primarily its entry level products. Also, the Company separately incurred $77 million in charges in the second and third quarters that reflect the estimated cost to correct certain quality problems in certain entry level, Performa and Powerbook products, covering both goods held in inventory and shipped goods. In addition, gross margins were adversely affected by aggressive pricing actions in Japan, particularly severe in the first quarter of 1996, in response to extreme competitive actions by other companies attempting to gain market share, and pricing actions in the U.S. and Europe across all product lines in order to stimulate demand.

The decrease in gross margin levels in the third quarter and first nine months of 1996 compared with the corresponding periods of 1995 was slightly offset by hedging gains less the effects of a stronger U.S. dollar relative to certain foreign currencies. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

Although the Company is taking actions to improve gross margins as it implements its new strategic plan, it is anticipated that gross margins will continue to remain under pressure due to a variety of factors, including continued industrywide pricing pressures, increased competition, compressed product life cycles, and the need to sell through current inventory at prices reflecting the recent write-downs.


Research and Development	Third Quarter		  Nine Months
				1996	1995   Change	  1996   1995   Change

Research and development	$155	$168	(7.7%)	  $458	 $443	 3.4%
Percentage of net sales		7.1%	6.5%		  6.1%	 5.5%

Research and development expenditures for the third quarter of 1996 decreased when compared with the corresponding quarter of 1995 as a result of the termination of certain third party joint development efforts. The increase in the first nine months is primarily due to higher project and headcount related spending in the first six months of 1996 as compared to the first six months of 1995, partially offset by a decrease in certain research and development expenditures in the third quarter of 1996 as compared to the third quarter of 1995 as previously discussed. The increase as a percentage of net sales in the third quarter of 1996 when compared with the corresponding quarter of 1995 was a result of the decrease in the level of net sales.

As part of the Company's restructuring plan and new strategic direction, the Company expects to reduce the number of employees engaged in research and development activities and to streamline its product offerings. As a result, the Company expects that research and development expenditures will decrease relative to historical levels after significant portions of the restructuring plan have been completed. Nevertheless, the Company believes that continued investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products. The Company believes a greater portion of its research and development efforts will be conducted through collaborations with third parties. In addition, where appropriate the Company plans to acquire and license technologies from third parties.

Selling, General and	Third Quarter			Nine Months
Administrative		1996	1995	Change		1996	1995	Change

Selling, general and
administrative		$364	$404	(9.9%)		$1,209	$1,205	0.3%
Percentage of net sales	16.7%	15.7%			16.1%	15.0%

Selling, general and administrative expenses decreased in the third quarter and remained essentially flat in the first nine months of 1996 when compared with the corresponding periods of 1995. The decrease in the third quarter of 1996 as compared with the same quarter of 1995 was primarily due to reduced advertising expenditures, while for the first nine months of 1996 as compared with the first nine months of 1995 the spending related to marketing and advertising programs was unchanged. The increase as a percentage of net sales in the third quarter when compared with the corresponding quarter of 1995 was primarily a result of the reduced overall level of net sales.

As a result of its restructuring plan, the Company expects that selling, general and administrative expenditures will decrease relative to historical levels.


Restructuring Costs 	Third Quarter			Nine Months
			1996	1995	Change		1996	1995	Change

Restructuring costs 	  --	($6)	NM		$207	($23)	NM
Percentage of net sales	  --	 0%			2.8%	  0%

For information regarding the Company's restructuring actions initiated in the second quarter of 1996, refer to Note 3 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Factors That May Affect Future Results and Financial Condition as well as Liquidity and Capital Resources in
Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

In the first and third quarters of 1995, the Company lowered its estimates of the total remaining costs associated with its restructuring plan initiated in the third quarter of 1993 and recorded an adjustment that increased income by $17 million and $6 million, respectively.

Interest and Other 	Third Quarter			Nine Months
Income (Expense), Net	1996	1995	Change		1996	1995	Change

Interest and other
  income (expense), net	$65	$2	3,150%		$82	($33)	NM

Interest and other income (expense), net, increased in the third quarter and increased from expense to income in the first nine months of 1996 when compared to the corresponding periods in 1995, primarily due to realized gains on sales of available-for-sale securities of $69 million in the third quarter of 1996, and favorable variances related to realized and unrealized foreign exchange hedging gains (losses) as a result of less volatility in the foreign exchange markets in the second quarter of 1996 as compared to the second quarter of 1995, offset by unfavorable variances in interest income related primarily to lower average cash balances and lower interest earnings rates. The Company's cost of funds has increased as a result of the downgrading from January 1996 through May 1996 of its short-term debt to NP and C by Moody's Investor Services and Standard and Poor's Rating Agency, respectively, and of its long-term debt to B1 and B+ by Moody's Investor Services and Standard and Poor's Rating Agency, respectively.

Provision (Benefit) for Income
Taxes
			Third Quarter			Nine Months
			1996	1995	Change		1996	1995	Change

Provision (benefit)
for income taxes       ($19)	$61   (131.1%)		($494)	$215	329.8%
Effective tax rate	37%	37%			  37%	 37%

The Company's balance sheet at June 28, 1996, contains a total deferred tax asset of $401 million. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. Realization of approximately $100 million of the asset is dependent upon the Company's ability to generate approximately $285 million of future U.S. taxable income. Management believes that it is more likely than not that the asset will be realized based upon forecasted income. However, there can be no assurance that the Company will meet its expectations of future income. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance.

For additional information regarding the Company's Income Tax Provision (Benefit), refer to Note 6 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item I of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

Factors That May Affect Future Results and Financial Condition

The Company's future operating results and financial condition are dependent on the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation: continued competitive pressures in the marketplace; the effect any reaction to such competitive pressures has on inventory levels and inventory valuations; the ability of the Company to make timely delivery to the marketplace of successful technological innovations; the effects of significant adverse publicity; the Company's ability to supply product in certain categories; the impact of uncertainties concerning the Company's strategic direction and financial condition on revenue and liquidity; the effect of degradation in the Company's liquidity; and the effect of restructuring actions.

The Company expects to continue to incur operating losses throughout at least the remainder of 1996, if not longer.

Restructuring of Operations

In the second quarter of 1996, the Company formulated a new strategic direction and announced certain restructuring actions aimed at reducing its cost structure, improving its competitiveness and restoring profitability. There are several risks inherent in the Company's efforts to transition to a new cost structure. These include the risk that the Company will not be able to reduce expenditures quickly enough to restore profitability and the risk that cost-cutting initiatives will impair the Company's ability to innovate and remain competitive in the computer industry.

As part of its restructuring effort, the Company has begun to implement a new business model. Implementation of the new business model involves several risks, including the risk that by simplifying its product line the Company will increase its dependence on fewer products, potentially reduce overall sales and increase its reliance on unproven products and technology. Another risk of the new business model is that by increasing the proportion of the Company's products to be produced under outsourcing arrangements, the Company could lose control of the quality of the products manufactured and lose the flexibility to make timely changes in production schedules in order to respond to changing market conditions. In addition, the new business model could adversely affect employee morale, thereby damaging the Company's ability to retain and motivate employees. Also, because the new business model contemplates that the Company will reduce its research and development expenditures by, among other things, relying to a greater extent on collaboration and licensing arrangements with third parties, the Company will have less direct control over its research and development efforts and its ability to create innovative new products may be reduced. Finally, even if the new business model is successfully implemented, there can be no assurance that it will effectively resolve the various issues currently facing the Company. In addition, although the Company believes that the action that it is taking under its restructuring plan should help restore marketplace confidence in the Macintosh platform, there can be no assurance that such actions will succeed.

For the foregoing reasons there can be no assurance that the current restructuring actions will achieve their goals or that similar actions will not be required in the future. The Company's future operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the transition to the new business model and cost structure.

For more information regarding the Company's restructuring actions initiated in the second quarter of 1996, refer to Note 3 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

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

Competition

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers and a large number of competitors. In the first nine months of 1996, the Company's results of operations and financial condition were, and in the near future are expected to be, adversely affected by industrywide pricing pressures and downward pressures on gross margins. The industry has also been characterized by rapid technological advances in software functionality and hardware performance and features based on existing or emerging industry standards. Some of the Company's competitors have greater financial, marketing, manufacturing and technological resources, broader product lines and larger installed customer bases than those of the Company.

The Company's future operating results and financial condition may be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

The Company is currently the primary maker of hardware that uses the Macintosh operating system ("Mac OS"). The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers that run the MS-DOS(registered trademark) and Microsoft Windows(trademark) operating systems. The Company believes that the Mac OS, with its perceived advantages over MS-DOS and Windows, has been a driving force behind sales of the Company's personal computer hardware for the past several years. Recent innovations in the Windows platform, including those introduced by Windows 95, have added features to the Windows platform similar to those offered by the Mac OS. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows platform. The Company's future operating results and financial condition may be affected by its ability to increase the installed base for the Macintosh platform. The Company recently announced a new strategy with respect to updating its operating system. Rather than introduce a comprehensive new operating system in a single release, the Company intends to issue periodic releases consisting of discrete operating system components. The Company expects that this will enable it to introduce some new functionality for the operating system sooner than it would be able to introduce a complete new operating system. As part of its efforts to increase the installed base for the Macintosh platform, the Company announced the licensing of the Mac OS to other personal computer vendors in January 1995, and several vendors currently sell products that utilize the Macintosh operating system. The Company believes that licensing the operating system will result in a broader installed base on which software vendors can develop and provide technical innovations for the Macintosh platform. However, there can be no assurance that the installed base will be broadened by the licensing of the operating system or that licensing will result in an increase in the number of application software titles or the rate at which vendors will bring to market application software based on the Mac OS. In addition, as a result of licensing its operating system, the Company is forced to compete with other companies producing Mac OS-based computer systems. The benefits to the Company from licensing the Mac OS to third parties may be more than offset by the disadvantages of being required to compete with them.

As a supplemental means of addressing the competition from MS-DOS and Windows, the Company has devoted substantial resources toward developing personal computer products capable of running application software designed for the MS-DOS or Windows operating systems ("Cross-Platform Products"). These products include both the RISC-based PowerPC 601 microprocessor and the 486 DX2/66 microprocessor, which enable users to run concurrently applications that require the Mac OS, MS-DOS, Windows 3.1 or Windows 95 operating systems.
During the third quarter of 1996 the Company began shipment of Cross-Platform Products that include the Pentium or 586-class chip, or in which a Pentium or 586-class microprocessor can be installed through the use of an add-on card.

Depending on customer demand, the Company may supply customers who purchase Cross-Platform Products with Windows operating system software under licensing agreements with Microsoft. However, in order to do so, the Company will need to enter into one or more agreements with certain Microsoft distributors.

On November 7, 1994, the Company reached an agreement with International Business Machines Corporation ("IBM") and Motorola, Inc. on a new hardware reference platform for the PowerPC microprocessor that is intended to deliver a much wider range of operating system and application choices for computer customers. As a result of this agreement, the Company is moving forward with its efforts to make the Macintosh operating system available on the common platform. In line with its efforts, on November 13, 1995, the Company, IBM, and Motorola, Inc. announced the availability of the "PowerPC Platform" specifications, which define a "unified" personal computer architecture in order to give access to both the Power Macintosh platform and the PC environment. The Company's future operating results and financial condition may be affected by its ability to continue to implement this agreement and to manage the risk associated with the transition to this new hardware reference platform.

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

The Company's ability to produce and market competitive products is also dependent on the ability of IBM and Motorola, Inc., the suppliers of the PowerPC RISC microprocessor for certain of the Company's products, to continue to supply to the Company microprocessors that produce superior price/ performance results compared with those supplied to the Company's competitors by Intel Corporation, the developer and producer of the microprocessors used by most personal computers using the MS-DOS and Windows operating systems. IBM produces personal computers based on Intel microprocessors as well as workstations based on the PowerPC microprocessor, and is also the developer of OS/2, a competing operating system to the Company's Mac OS. Accordingly, IBM's interest in supplying the Company with microprocessors for the Company's products may be influenced by IBM's perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor.

Recently, several competitors of the Company, including Compaq, IBM and Microsoft, have either targeted or announced their intention to target certain of the Company's key market segments, including education and publishing. Some of these companies have greater financial, marketing, manufacturing and technological resources than the Company.

The Company intends to integrate Internet capabilities into its new and existing hardware and software platforms. There can be no assurance that the Company will be able to successfully integrate Internet capabilities into its products. In addition, the Internet market is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products addressing access to, or authoring or communication over, the Internet. Some of these competitors have a significant lead over the Company in developing products for the Internet or have significantly greater financial, marketing, manufacturing and technological resources than the Company, or both.

The Company's future operating results and financial condition may also be affected by the Company's ability to successfully expand and capitalize on its investments in other markets, such as the markets for personal digital assistant (PDA) products.


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

While the Company is exposed with respect to fluctuations in the interest rates of many of the world's leading industrialized countries, the Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments as well as interest paid on its short-term borrowings and long-term debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company has entered into interest rate swap and option transactions. Certain of these swaps are intended to better match the Company's floating-rate interest income on its cash, cash equivalents, and short-term investments with the fixed-rate interest expense on its long-term debt. The Company also enters into interest rate swap and option transactions in order to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. These instruments may extend the Company's cash investment horizon up to a maximum duration of three years.

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

Certain of the Company's products are manufactured in whole or in part by third-party manufacturers, either pursuant to design specifications of the Company or otherwise. As a result of the Company's restructuring plan, which includes the sale of the Company's Fountain, Colorado manufacturing facility to SCI Systems, Inc. ("SCI") and a related manufacturing outsourcing agreement with SCI, the proportion of the Company's products produced under outsourcing arrangements will increase. While outsourcing arrangements may lower the fixed cost of operations, they may also reduce the direct control the Company has over production. It is uncertain what effect such lessened control will have on the quality of the products manufactured or the flexibility of the Company to respond to changing market conditions. Furthermore, any efforts by the Company to manage its inventory under outsourcing arrangements could subject the Company to liquidated damages or cancellation of the arrangement.

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

Uncertainty over the demand for the Company's products may cause resellers to reduce the ordering and marketing of the Company's products. Under the Company's arrangements with its resellers, resellers have the option to reduce or eliminate unfilled orders previously placed, in most instances without financial penalty. Resellers also have the option to return products to the Company without penalty within certain limits, beyond which they may be assessed fees. In the third quarter of 1996, the Company experienced a reduction in ordering from historical levels by resellers due to uncertainty concerning the Company's condition.

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

Liquidity and Capital Resources

The Company's financial position with respect to cash, cash equivalents, and short-term investments, net of short-term borrowings, increased to $1,172 million at June 28, 1996, from $491 million at September 29, 1995. The Company's financial position with respect to cash, cash equivalents, and short-term investments increased to $1,359 million at June 28, 1996, from $952
million at September 29, 1995.    The Company's cash and cash equivalent
balance includes $173 million pledged as collateral to support letters of credit primarily associated with the Company's purchase commitments under the terms of the sale of the Company's Fountain, Colorado manufacturing facility to SCI Systems, Inc., and at September 29, 1995 includes $90 million pledged as collateral to support short-term borrowings.

Cash generated by operations during the first nine months of 1996 totaled $112 million. Cash generated by operations was primarily the result of decreases in accounts receivable and inventories, partially offset by a decrease in accounts payable. Cash generated during the first nine months of 1996 from the sale of certain equity investments and the sale of the Fountain manufacturing facility to SCI Systems, Inc. totaled $120 million.

Net cash used for the purchase of property, plant, and equipment totaled $55 million in the first nine months of 1996, and consisted primarily of increases in manufacturing machinery and equipment. The Company expects that capital expenditures in 1996 will remain below 1995 levels.

Short-term borrowings at June 28, 1996, were approximately $274 million lower than at September 29, 1995. During the third quarter, an outstanding loan to Apple Computer B.V., a subsidiary of the Company, in the amount of $200 million was repaid in full. At June 28, 1996, Apple Japan, Inc., a subsidiary of the Company, held $187 million of short-term borrowings from several banks, with maturity dates ranging from September 1996 to December 1996. The majority of these loans are guaranteed by the Company.

The Company's balance of long-term debt increased during the first nine months of 1996 due to the issuance of $661 million aggregate principal amount of 6% unsecured convertible subordinated notes to certain qualified parties in a private placement. These notes were sold at 100% of par. These notes pay interest semi-annually and mature on June 1, 2001. For more information regarding the Company's unsecured convertible subordinated notes, refer to Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in Part I, Item I of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference. The remainder of long-term borrowings consists of $300 million aggregate principal amount of 6.5% unsecured notes issued under an omnibus shelf registration statement filed with the Securities and Exchange Commission in 1994. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004.

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

As noted on page 13 under the subheading "Interest and other income (expense), net", the Company's cost of funds has increased as a result of the downgrading from January 1996 through May 1996 of its short-term debt to NP and C by Moody's Investor Services and Standard and Poor's Rating Agency, respectively, and of its long-term debt to B1 and B+ by Moody's Investor Services and Standard and Poor's Rating Agency, respectively. In addition, the Company may be required to pledge additional collateral with respect to certain of its borrowings and letters of credit and to agree to more stringent covenants than in the past. The Company believes that its balances of cash and cash equivalents, together with continued short-term borrowings and the sale of certain assets and other investments, will be sufficient to meet its operating cash requirements, including the impact of planned restructuring actions, on a short- and long-term basis. No assurance can be given that short-term borrowings can be continued, or that any additional financing that may be required if the restructuring plan takes longer to implement than anticipated or is not successful can be obtained. If the Company is unable to obtain such financing, its liquidity, results of operations and financial condition will be materially adversely affected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 1996 for a discussion of certain purported shareholder class action suits filed in January 1996 and March 1996. In August 1996, the Company's demurrer to the complaint in the action styled Abraham and Evelyn Kostick Trust v. Peter Crisp, et al. was sustained on a variety of grounds. The court granted the plaintiffs sixty days to amend their complaint. In June 1996, a purported class action complaint naming the Company and certain current and former officers, directors and employees was filed in the California Superior Court for Alameda County, styled as LS Men's Clothing Defined Benefit Pension Plan v. Spindler, et al., No. CV 767971. The complaint, which seeks damages, generally alleges that the defendants misrepresented or omitted material facts about the Company's operations and financial results which plaintiff contends artificially inflated the Company's stock price. None of the defendants has yet responded to the complaint.

The Company has been named as a defendant in numerous lawsuits (fewer than 100) in each of which the complaint alleges that the plaintiff incurred so-called "repetitive stress injuries" to the upper extremities as a result of using keyboards and/or mouse input devices sold by the Company. All of these cases are in various stages of pre-trial activity. These suits are similar to those filed against other major suppliers of personal computers. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation in the industry overall.

In August 1995, the Company was named, along with forty-one other entities, including computer manufacturers and computer monitor vendors, in a putative nationwide class action filed in the California Superior Court for Orange County, styled Keith Long, et al. v. AAmazing Technologies Corp., et al. The complaint alleges that each of the defendants engaged in false or misleading advertising with respect to the size of computer monitor screens. Also in August 1995, the Company was named as the sole defendant in a purported class action alleging similar claims filed in the New Jersey Superior Court for Camden County, entitled Mahendri Shah v. Apple Computer, Inc. Subsequently, in November 1995, the Company, along with 26 other entities, was named in a purported class action alleging similar claims filed in the New Jersey Superior Court for Essex County, entitled Maizes & Maizes v. Apple Computer, Inc., et al. Similar punative class actions have been filed in other California counties in which the Company was not named as a defendant. The complaints in all of these cases seek restitution in the form of refunds or product exchange, damages, punitive damages and attorneys fees. In December 1995, the California Judicial Council ordered all of the California actions, including Long, coordinated for purposes of pre-trial proceedings and trial before a single judge, the Honorable William Cahill, sitting in the County of San Francisco. All of the California actions were subsequently coordinated under the name In re Computer Monitor Litigation and a master consolidated complaint filed superseding all of the individual complaints in those actions. On July 3, 1996, Judge Cahill ordered all of the California cases dismissed without leave to amend as to plaintiffs residing in California on the ground that a stipulated judgment entered in September 1995 in a prior action brought by the California Attorney General alleging the same cause of action was res judicata as to the plaintiffs in the consolidated California class action suits. Both the New Jersey cases and the consolidated California cases are at a preliminary stage, with no discovery having taken place.

The Company has various claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of false or misleading advertising, product defects, discrimination, infringement of intellectual property rights, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable as of the date of this filing.

The Company believes the resolution of the actions cited above will not have a material adverse effect on its financial condition as reported in the accompanying financial statements. However, depending on the amount and timing of any unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

Item 6.  Exhibits and Reports on Form 8-K

a)	Exhibits

	Exhibit
	Number		Description

	10.A.32		Employment Agreement dated June 13, 1996, between
			Registrant and Robert M. Calderoni.

	10.A.33		Employment Agreement dated June 25, 1996, between
			Registrant and Ellen M. Hancock.

	10.A.34		Retention Agreement dated June 25, 1996, between
			Registrant and Ellen M. Hancock.

	10.A.35		Retention Agreement dated June 27, 1996, between
			Registrant and George M. Scalise.

	10.A.36		Airplane Use Agreement dated June 27, 1996, among
			Registrant, Gilbert F. Amelio and Aero Ventures.

	10.A.37		Letter Agreement dated May 1, 1996, between
			Registrant and Jeanne Seeley.

	10.A.38		Separation Agreement effective March 28, 1996, between
			Registrant and Michael H. Spindler.

	10.A.39		Letter Agreement dated June 3, 1996, between Registrant
			and James J. Buckley.

	10.B.16		Fountain Manufacturing Agreement dated May 31, 1996
			between Registrant and SCI Systems, Inc.

	11		Computation of per share earnings

	27		Financial Data Schedule



b)	Reports on Form 8-K

	A Current Report on Form 8-K dated June 14, 1996 was filed by Registrant with the Securities and Exchange Commission to report under Item 5 thereof the press releases issued to the public on June 3, 1996, June 4, 1996 and June 10, 1996, respectively, and the Registant's private placement of convertible subordinated debentures described therein.

				   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.















				APPLE COMPUTER, INC.
	   			(Registrant)








DATE: August 12, 1996		BY /s/ Fred D. Anderson

				Fred D. Anderson
				Executive Vice President and
				Chief Financial Officer


DATE: August 12, 1996		BY /s/ Jeanne Seeley

				Jeanne Seeley
				Vice President, Finance and
				Corporate Controller

			APPLE COMPUTER, INC.

			INDEX TO EXHIBITS


Exhibit Index		Description				Page Number

10.A.32			Employment Agreement dated June 13,
			1996, between Registrant and Robert M.
			Calderoni.					25

10.A.33			Employment Agreement dated June 25,
			1996, between Registrant and Ellen M.
			Hancock.					31

10.A.34			Retention Agreement dated June 25, 1996,
			between Registrant and Ellen M. Hancock.	  	36

10.A.35			Retention Agreement dated June 27, 1996,
			between Registrant and George M. Scalise.	49

10.A.36			Airplane Use Agreement dated June 27, 1996,
			among Registrant, Gilbert F. Amelio and Aero
			Ventures.					65

10.A.37			Letter Agreement dated May 1, 1996, between
			Registrant and Jeanne Seeley.			70

10.A.38			Separation Agreement effective March 28,
			1996, between Registrant and Michael H.
			Spindler.					72

10.A.39			Letter Agreement dated June 3, 1996, between
			Registrant and James J. Buckley.		83

10.B.16			Fountain Manufacturing Agreement dated May
			31, 1996 between Registrant and SCI Systems,
			Inc.						85

11			Computation of per share earnings		117

27			Financial Data Schedule				118