Form 10-K
period 1996-09-27
APPLE COMPUTER INC
filed 1996-12-19
CIK 320193

______________________________________________________________________________

				UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
			   Washington, D. C. 20549
				Form 10-K
	(Mark One)
	[X]	ANNUAL REPORT PURSUANT TO
	SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the fiscal year ended September 27, 1996  OR
	[   ]	TRANSITION REPORT PURSUANT TO
	SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
	For the transition period from __________ to __________

			Commission file number 0-10030

			    APPLE COMPUTER, INC.
	   (Exact name of Registrant as specified in its charter)

      CALIFORNIA[State or other jurisdiction	94-2404110
       of incorporation or organization]	[I.R.S. Employer
						Identification No.]

1 Infinite Loop
Cupertino  California,					95014
[Address of principal executive offices]		[Zip Code]

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $2,941,155,709 as of November 29, 1996, based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

 	124,552,511 shares of Common Stock Issued and Outstanding as of November 29, 1996

		DOCUMENTS INCORPORATED BY REFERENCE,
Portions of the definitive Proxy Statement dated December 1996 (the
"Proxy Statement"), to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 5, 1997, are incorporated by reference into Parts I and III.

PART I

Item 1. Business

General

Apple Computer, Inc. ("Apple" or the "Company") was incorporated under the laws of the State of California on January 3, 1977. The Company's principal executive offices are located at 1 Infinite Loop, Cupertino, California, 95014 and its telephone number is (408) 996-1010.

The Company designs, manufactures and markets microprocessor-based personal computers and related personal computing and communicating solutions for sale primarily to education, home, business and government customers. Substantially all of the Company's net sales to date have been derived from the sale of personal computers from its Apple Macintosh(registered trademark) line of computers and related software and peripherals. The Company operates in one principal industry segment across geographically diverse marketplaces.

During 1996, the Company began to implement certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustained profitibility. The Company's restructuring actions have included the termination of employees, as well as the sale of the Company's Fountain, Colorado, manufacturing facility to SCI Systems,
Inc. ("SCI"). As part of the terms of this sale, the Company is committed to purchase product manufactured by SCI in the future. Further information regarding the above may be found in Part II, Item 7 of this Annual Report on Form 10-K (the "Form 10-K") under the subheadings "Restructuring of Operations" and "Inventory and Supply" included under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements under the heading "Restructuring of Operations," under the subheading "Concentrations in the Available
Sources of Supply of Materials and Product" included under the heading "Concentrations of Risk," and under the subheading "Purchase
Commitment" included under the heading "Commitments and Contingencies," which information is hereby incorporated by reference.

Principal products

Apple Macintosh personal computers were first introduced in 1984, and are characterized by their intuitive ease of use, innovative applications base, and built-in networking, graphics and multimedia capabilities.

The Company offers a wide range of personal computing products, including personal computers, related peripherals, software, and networking and connectivity products.

All of the Company's Macintosh products include the PowerPC(trademark) RISC-based microprocessor. The Company also offers computer products capable of running application software designed for the MS-DOS or Windows operating systems ("Cross Platform Products"). These products include the RISC-based PowerPC microprocessor and either include the Pentium or 586-class microprocessor or can accommodate an add-on card containing a Pentium or 586-class microprocessor. These products enable users to run concurrently applications that require the Mac OS, MS-DOS, Windows 3.1, or Windows 95 operating systems.

Power Macintosh

The Power Macintosh high-performance family of personal computers is targeted at business, academic and professional users and is designed to meet the speed, expansion and networking needs of the most demanding Macintosh user. These Power Macintosh products not only support virtually all existing Macintosh applications, but can also run MS-DOS and Windows applications when using SoftWindows(trademark) software from Insignia Solutions.

Macintosh Performa

The Performa family of personal computers is designed to appeal primarily to first-time personal computer users. These products feature all-in-one box computing solutions, including software and hardware chosen specifically with home users in mind.

Macintosh PowerBook

The PowerBook family of portable computer products is specifically designed for mobile computing needs. All PowerBook personal computers include software designed to enhance mobile computing.

Peripheral Products

The Company sells associated computer peripherals, including the ImageWriter(registered trademark), StyleWriter(registered trademark), Color StyleWriter and LaserWriter(registered trademark) printer families, CD-ROM and magnetic disk drives, scanners, a range of color monitors, and the QuickTake(registered trademark) 150 digital camera.

MessagePad and Related Products

The Apple MessagePad(registered trademark) 130 communications assistant integrates Newton(registered trademark) technology in a hand-held mobile computer that intelligently assists the user in capturing, organizing and communicating information. The Apple MessagePad 2000 includes additional built-in applications and a faster processor as compared to the Apple MessagePad 130. The Apple eMate 300 integrates Newton technology in a mobile computer and includes built-in applications. The product allows students to perform preliminary work on the eMate 300 and enhance it on either an existing Mac OS or Windows software-based desktop computer. The eMate 300 allows students to enter data by keyboard or stylus and also share data and files with each other, send and receive e-mail, and access the Internet. The Company plans to begin selling the Apple MessagePad 2000 and the Apple eMate 300 in early calendar 1997.

Operating System Software and Application Software

The Company's operating system software, its proprietary Macintosh system software called Mac OS, provides Apple computers with an easy, consistent user interface and built-in networking capability based on its AppleTalk networking standard, as well as other industry networking standards, and ensures integration of hardware and software. The
Company also develops and distributes extensions to the Macintosh system software, such as utilities, languages, developer tools, and educational software. Claris Corporation, a wholly-owned subsidiary of the Company, develops, publishes, and distributes application software in a variety of established personal productivity categories, such as database management and graphics, for Macintosh and Windows-based systems. Claris(registered trademark) products are distributed primarily through independent software resellers.

Servers

The Workgroup and Network Server families of products provide file, print, Internet, and application services, to varying size workgroups. These products also provide Apple system connectivity to local area networks, and interoperability with other computers and computing environments.

Internet Products

Apple's Internet strategy is focused on delivering seamless integration with and access to the Internet throughout the Company's product line and developing and supporting "open" standards for the Internet. The
Company has a number of Internet products currently available.  The
Apple Internet Connection Kit is a collection of Apple and third-party software which enables the user to connect directly to the Internet. The Company has recently introduced Cyberdog(registered trademark), a set of tools which enables the user to customize the way they access and view Internet content. The Apple Internet Server Solution consists of a workgroup server and both Apple and third-party software which enable the users to establish a presence on the World Wide Web.

Further information regarding the Company's products may be found in
Part II, Item 7 of this Form 10-K under the subheading "Competition" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Markets and Distribution

The Company's customers are primarily in the education, home, business and government markets. Certain customers are attracted to the Macintosh for a variety of reasons, including the availability of a wide variety of certain application software, the reduced amount of training resulting from the Macintosh's intuitive ease of use, and the ability of the Macintosh to network and communicate with other computer systems and environments.

Apple personal computers were first introduced to education customers in the late 1970s. In the United States, the Company is one of the major suppliers of personal computers for both elementary and secondary school customers, as well as for college and university customers. The Company is also a substantial supplier to institutions of higher education outside of the United States.

Presently, the Americas represent the Company's largest geographic marketplace. The Apple Americas organization focuses on the Company's sales, marketing, and support efforts in North and South America.
Products sold in these regions are primarily manufactured in the Company's facilities in California and Singapore, and in the SCI facility in Colorado, and are distributed from the Company's facility in California and from a third-party facility in Illinois.

Approximately 46% to 52% of the Company's revenues in recent years has come from its international operations. The Company's international sales and marketing divisions consist of: Apple Americas; Apple Europe, Middle East and Africa ("Apple EMEA"); Apple Japan; and Apple Asia
Pacific (which does not include Japan). The marketing divisions focus on opportunities in their regions. Products sold by Apple EMEA are manufactured primarily in the Company's facility in Cork, Ireland. Products sold by Apple Americas, Apple Japan, and Apple Asia Pacific are manufactured primarily in the Company's facilities in California and Singapore, and in the SCI facility in Colorado.

The Company distributes its products through third-party computer resellers, and is also continuing its expansion into various consumer channels, such as mass merchandise stores, consumer electronics outlets and computer superstores, in response to changing industry practices and customer preferences. The Company's products are sold primarily to business and government customers through independent resellers, value-added resellers and systems integrators; to home customers through independent resellers and consumer channels; and to education customers through direct sales and independent resellers. In order to provide products and service to its independent resellers on a timely basis, the Company distributes its products through a number of Apple and third-party distribution and support centers.

A summary of the Company's Industry Segment and Geographic
Information may be found in Part II, Item 8 of this Form 10-K under Notes to Consolidated Financial Statements under the heading "Industry Segment and Geographic Information," which information is hereby incorporated by reference.

Raw materials

Although certain components essential to the Company's business are generally available from multiple sources, key components and processes currently obtained from single sources include certain of the Company's displays, microprocessors, mouse devices, keyboards, disk drives, printers and printer components, application-specific integrated circuits ("ASICs") and other custom chips, and certain processes relating to construction of the plastic housing for the Company's computers. Any availability limitations, interruption in supplies, or price increases relative to these and other components could adversely affect the Company's business and financial results. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source, until the Company has evaluated whether there is a need for an additional supplier. In situations where a component or product utilizes new technologies, there may be initial capacity constraints until such time as the suppliers' yields have matured. Components are normally acquired through purchase orders, as is common in the industry, typically covering the Company's requirements for periods from 90 to 180 days. However, the Company continues to evaluate the need for a supply contract in each situation.

If the supply of a key single-sourced component to the Company were to be delayed or curtailed, the Company's ability to ship the related product utilizing that component in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternate source. The Company believes that the suppliers whose loss to the Company could have a material adverse effect upon the Company's business and financial position include, at this time: Canon, Inc., General Electric Co., IBM, Motorola, Inc., Sharp Corporation, Sony Corporation, Texas Instruments, Inc., and/or their United States affiliates VLSI Technology, Inc., Quanta Computer, Inc., Quantum Corporation, and SCI. However, the Company helps mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and manufacturing schedules and levels. The Company believes that most of its single-source suppliers, including most of the foregoing companies, are reliable multinational corporations. Most of these suppliers manufacture the relevant components in multiple plants. The Company further believes that its long-standing business relationships with these and other key suppliers are strong and mutually beneficial in nature.

The Company has also from time to time experienced significant price increases and limited availability of certain components that are available from multiple sources. Any similar occurrences in the future could have an adverse affect on the Company's operating results.

The Company is obligated to purchase certain percentages of its total annual volumes of CPUs and logic boards from SCI over each of the next three years (see Exhibit 10.B.14 hereto). In addition, the Company has a supply agreement with Motorola, Inc. (see Exhibit 10.B.12 hereto). The agreement with Motorola continues for five years from January 31, 1992 unless otherwise mutually agreed in writing by the parties. The Company single-sources certain microprocessors from Motorola. The supply agreement does not obligate the Company to make minimum purchase commitments; however, the agreement does commit the vendor to supply the Company's requirements of the particular items for the duration of the agreement.

Further discussion relating to availability and supply of components and product may be found under Part II, Item 7 of this Form 10-K under the subheading "Inventory and Supply" included under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II,
Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements under the subheading "Concentrations in the Available Sources of Supply of Materials and Product" included under the heading "Concentrations of Risk," and under the subheading "Purchase
Commitment" included under the heading "Commitments and Contingencies," which information is hereby incorporated by reference.

Patents, trademarks, copyrights and licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its computer and peripheral systems. In addition, the Company has registered, and/or has applied to register, trademarks in the United States and a number of foreign countries for "Apple", the Apple silhouette logo, the Apple color logo, "Macintosh", Newton, the Newton Lightbulb logo, Claris and numerous other product trademarks. In 1986, the Company acquired ownership of the trademark "Macintosh" for use in connection with computer products. Although the Company believes that the ownership of such patents, copyrights, and trademarks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

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

Significant Customers

No customer accounted for more than 10% of the Company's net sales in 1996, 1995, and 1994.

Backlog

In general, the Company's resellers purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders (backlog) can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. However, products may be in relatively short supply from time to time until production volumes have reached a level sufficient to meet demand or if other production or fulfillment constraints exist. The Company's backlog of unfilled orders decreased to approximately $563 million at November 29, 1996 from $618 million at December 1, 1995. The Company's backlog at November 29, 1996 consisted primarily of the Company's PowerBook products, as well as higher-end Power Macintosh products. The Company expects that substantially all of its orders in backlog at November 29, 1996 will be either shipped or canceled during fiscal 1997.

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following introduction of new products because of overordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, as well as other factors affecting the Company's backlog, backlog should not be considered a reliable indicator of the Company's future revenue or financial performance. Further information regarding the Company's backlog may be found under Part II, Item 7 of this Annual Report on Form 10-K under the subheading "Net Sales" included under the heading "Results of Operations," and under the subheading "Product Introductions and Transitions" included under the heading "Factors That May Affect Future Results and Financial
Condition," which information is hereby incorporated by reference.

Competition

The market for the design, manufacture and sale of personal computers, MessagePad and related products, and related software and peripheral products is highly competitive. It continues to be characterized by rapid technological advances in both hardware and software development that have substantially increased the capabilities and applications of these products, and has resulted in the frequent introduction of new products.
The principal competitive factors in this market are relative price/performance, product quality and reliability, availability of software, product features, marketing and distribution capability, service and support, availability of hardware peripherals, and corporate reputation.

Further discussion relating to the competitive conditions of the personal computing industry and the Company's competitive position in the market place may be found under Part II, Item 7 of this Form 10-K under the subheading "Competition," included under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements under the subheading "Reserves Against Inventories" under the heading "Accounting Estimates," which information is hereby incorporated by reference.

Research and development

Because the personal computer industry is characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, system software, networking and communications, and the Internet. The Company's research and development expenditures totaled $604 million, $614 million, and $564 million in fiscal years 1996, 1995, and 1994, respectively.

Further information regarding the Company's R&D expenditures for fiscal year 1996 is set forth in Part II, Item 7 of this Form 10-K under the heading "Operating Expenses," which information is hereby incorporated by reference.

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

Employees

At September 27, 1996, Apple and its subsidiaries worldwide had 10,896 regular employees, and an additional 2,502 temporary or part-time contractors and employees.

Foreign and domestic operations and geographic data

Information regarding financial data by geographic area and the risks associated with international operations is set forth under Part II, Item 8 of this Form 10-K under the heading "Industry Segment and Geographic
Information," and under Part II, Item 7 of this Form 10-K under the subheading "Global Market Risks," included under the heading "Factors
That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Margins on sales of Apple products in foreign countries, and on domestic sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and anti-dumping penalties.

Item 2. Properties

The Company's headquarters are located in Cupertino, California. The Company has manufacturing facilities in Sacramento, California, Cork, Ireland, and Singapore. As of September 27, 1996, the Company leased approximately 4.1 million square feet of space, primarily in the United States, and to a lesser extent, in Europe and the Pacific. Leases are generally for terms of five to ten years, and usually provide renewal options for terms of up to five additional years.

The Company owns its manufacturing facilities in Cork, Ireland, and Singapore, which total approximately 781,000 square feet. The Company also owns a 725,000 square-foot facility in Sacramento, California, which is used as a manufacturing, service and support center. In addition, the Company owns the research and development facility located in Cupertino, California, which approximates 856,000 square feet. Outside the United States, the Company owns a facility in Apeldoorn, Netherlands, which is used primarily for distribution, totaling approximately 265,000 square feet, and certain other international facilities, totaling approximately 460,000 square feet.

Certain facilities in Sacramento, California; Apeldoorn, Netherlands and in the United Kingdom are currently being held for sale as part of the Company's restructuring plan, which includes increasing the proportion of the Company's products manufactured and distributed under outsourcing arrangements. Further information regarding the Company's restructuring plan, may be found in Part II, Item 7 of this Form 10-K under the subheadings "Restructuring of Operations" and "Inventory and Supply" included under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements under the heading "Restructuring of Operations," under the subheading "Concentrations in the Available
Sources of Supply of Materials and Product" included under the heading "Concentrations of Risk," and under the subheading "Purchase
Commitment" included under the heading "Commitments and Contingencies," which information is hereby incorporated by reference.

The Company believes that its existing facilities and equipment are well maintained and in good operating condition. The Company has invested in additional internal capacity and external partnerships, and therefore believes it has adequate manufacturing capacity for the foreseeable future even after the sale of the foregoing facilities. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Information regarding critical business operations that are located near major earthquake faults is set forth in Part II, Item 7 of this Form 10-K under the subheading "Other Factors" included under the heading "Factors That May Affect Future Results and Financial Condition", which information is hereby incorporated by reference.

Item 3. Legal Proceedings

Information regarding legal proceedings is set forth in Part II, Item 8 of this Form 10-K under the subheading "Litigation," included under the heading "Commitments and Contingencies," which information is hereby incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 27, 1996.

Executive Officers of the Registrant

The following sets forth certain information regarding the executive officers of the Company as of December 5, 1996:

Gilbert F. Amelio*, Chairman and Chief Executive Officer (age 53). Dr. Amelio joined the Company's Board of Directors in November 1994 and was elected Chairman of the Board and Chief Executive Officer in February 1996. From 1991 to February 1996, Dr. Amelio was President and Chief Executive Officer of National Semicondutor Corporation, a manufacturer of semiconductors. Previously, he served as president of Rockwell Communications Systems, a subsidiary of Rockwell International. He is currently a director of Pacific Telesis Group, a communications and information services company.

Fred D. Anderson*, Executive Vice President and Chief Financial Officer (age 52). Mr. Anderson joined the Company in April 1996 as Executive
Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Anderson was Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc. ("ADP"), a computing services company, from August 1992 to March 1996. Prior to joining ADP, Mr. Anderson held several domestic and international executive positions at MAI Basic Four, Inc., including President and Chief Operating Officer.

Ellen M. Hancock, Executive Vice President and Chief Technology
Officer (age 53).  Ms. Hancock joined the Company in July 1996 as
Executive Vice President, Research and Development and Chief
Technology Officer.  From September 1995 to May 1996, she was
Executive Vice President, Chief Operating Officer of National
Semiconductor Corporation, a manufacturer of semiconductors. Prior to her employment with National Semiconductor, she was Senior Vice
President and Group Executive of the Networking Hardware, Networking Software, and Software Solutions divisions at International Business Machines ("IBM") from 1993-1995.

Marco Landi*, Executive Vice President and Chief Operating Officer
(age 53). Mr. Landi joined the Company in March 1995, as Senior Vice President and President of Apple Europe to assume responsibility for all of Apple's business operations throughout Europe, Africa and the Middle
East, and in June 1996 was promoted to Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Landi was employed by Texas Instruments ("TI") Europe as President of TI Europe, Middle East, and Africa, responsible for all of TI's business operations in those regions. Prior to that assignment, Mr. Landi served for two years as President of TI Asia.

George M. Scalise*, Executive Vice President and Chief Administrative Officer (age 61). Mr. Scalise joined the Company in March 1996 as Executive Vice President and Chief Administrative Officer. Prior to joining the Company, Mr. Scalise was Executive Vice President and Chief Administrative Officer at National Semiconductor Corporation.

Robert M. Calderoni, Senior Vice President, Finance and Operations Controller (age 37). Mr. Calderoni joined the Company in July 1996 in his present position. Previously, from February 1995 to July 1996, he was Vice President, Finance, for Storage Systems at IBM, and from 1993 to February 1995 was a Director of Finance at IBM. Prior to 1993 he held various finance positions at IBM.

Satjiv Chahil, Senior Vice President, Worldwide Corporate Marketing (age 46). Mr. Chahil joined the Company as Director of Marketing for Apple Pacific in 1988. He subsequently served as Vice President , New Media and Vice President, Entertainment Industry. In January 1996 Mr. Chahil was named Senior Vice President, Corporate Marketing.

Therese Kreig Crane, Senior Vice President, Strategic Market Segments
(age 46). Dr. Crane joined the Company in 1985 as a business development manager. She served in a variety of marketing positions until 1994, when she was named Vice President of K-12 Education Sales for the Apple USA division. In 1995 she was promoted to Senior Vice President, Education Market Division for Apple Americas. Dr. Crane was named
Senior Vice President, Strategic Market Segments in June 1996.

Guerrino De Luca, Senior Vice President, Apple Computer, Inc. and President, Claris Corporation (age 44). Mr. DeLuca, who joined the Company in 1989, was promoted to Vice President, Marketing, for Apple Europe in 1992. He served as Vice President and General Manager of the Personal Interactive Electronics Group for Apple Europe in 1993, and as Vice President of Marketing and Sales for the Company's software division in 1994. In 1995 he was named President of Claris Corporation, a subsidiary of the Company that develops, manufactures and markets software applications. Mr. De Luca was made a Senior Vice President of the Company in 1996.

Michael L. Dionne, Senior Vice President and General Manager, Apple Assist (age 47). Mr. Dionne, who joined the Company in 1983, was promoted to Senior Vice President of U.S. Sales in July 1990. He was named Vice President of Marketing Operations for the Apple USA division in May 1993 and in June 1994, he was named Vice President of Worldwide Communications and Marketing Services. Mr. Dionne was promoted to Senior Vice President, Business Markets Division, Apple Americas in January 1996, and was named Senior Vice President and General Manager, Apple Assist in July 1996.

John Floisand*, Senior Vice President, Worldwide Sales (age 52). Mr. Floisand joined the Company in May 1986, as Director of Sales, Apple Computer, Ltd., United Kingdom. In October 1988, Mr. Floisand was named Director of Sales Development, Customer Services and Operations, Apple Pacific Division, and in February 1992 was promoted to Vice President, Sales Development, Customer Services and Operations, Apple Pacific Division. Mr. Floisand was named Vice President and President, Apple Pacific in August 1992. In October 1994, Mr. Floisand was promoted to Senior Vice President and President, Apple Pacific, and in June 1996 was named Senior Vice President, Worldwide Sales.

G. Frederick Forsyth, Senior Vice President and General Manager, Power Macintosh Products Group (age 52). Mr. Forsyth joined the Company in June 1989, as Vice President, Worldwide Manufacturing, Apple Products Division. Mr. Forsyth was named Senior Vice President, Worldwide Manufacturing in November 1990, and in April 1991 he was promoted to Senior Vice President and General Manager, Macintosh Systems Division. From June 1993 to June 1996, Mr. Forsyth served as Senior Vice President, Worldwide Operations. He assumed his present position in June 1996.

James R. Groff, Senior Vice President and General Manager, Information Appliance Products Division (age 44). Mr. Groff joined the Company in
1988 when Apple acquired Network Innovations Corporation, a networking software company he co-founded in 1984. After the acquisition, Mr. Groff remained President of that company. From 1993 to 1995 he was Vice President and General Manager of the Apple Business Systems division. In 1995 he was named Vice President of Worldwide Education for the Worldwide Marketing and
Customer Solutions division. After leaving the Company for a brief period in 1996, he returned in June 1996 as Senior Vice President and General
Manager, Information Appliance Products Division.

Howard F. Lee, Senior Vice President and General Manager, Servers and Alternate Platform Products Division (age 44). Mr. Lee joined the Company in September 1994, as Vice President, Macintosh Systems, and was named to his present position in June 1996. From 1991 to 1994, Mr. Lee served as Vice President of Engineering, SPARC Technology, at Sun Microsystems, Inc., a developer, manufacturer and marketer of computer workstations.

Jane A. Risser, Vice President and Treasurer (age 45). Ms. Risser, who joined the Company in 1986, was named to her present position in May 1996. From 1991 to May 1996, she held the position of Director of Corporate Finance. She was previously the Director of Investor Relations.

Douglas S. Solomon, Vice President, Strategic Planning and Vice President, Corporate Development (age 46). Dr. Solomon, who joined the Company in 1983, was named Director, Corporate Development, in May 1992. In December 1995, he was promoted to Vice President, Corporate Development, and in July 1996 to the additional position of Vice President, Strategic Planning.

Patricia Sharp, Senior Vice President, Human Resources (age 52). Ms.
Sharp was promoted to her present position in December 1996. From July 1996 to December 1996, she served as Vice President, Human Resources, for the Advanced Technology Group and from April 1995 to July 1996, she was Senior Director, Human Resources, research and development.
Prior to that assignment, she held various managerial positions within the Human Resources organization.

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

PART II

Item  5. Market for the Registrant's Common Equity and Related
Stockholder Matters

The Company's common stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol AAPL, on the Tokyo Stock Exchange under the symbol APPLE, and on the Frankfurt Stock Exchange under the symbol APCD. Options are traded on the Chicago Board Options Exchange and the American Stock Exchange. Information regarding the Company's high and low reported closing prices for its common stock and the number of shareholders of record is set forth in Part II, Item 8 of this Form 10-K under the heading "Selected Quarterly Financial Information (Unaudited)", which information is hereby incorporated by reference.

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

(Dollars in millions, except per share amounts)
ANNUAL

Five fiscal years
ended September
27, 1996		1996	1995	1994	1993	1992

Net sales		$9,833	$11,062	$ 9,189	$ 7,977	$ 7,086
Net income (loss)	$(816)  $   424	$   310	$    87	$   530
Earnings (loss)per
common and common
equivalent share	$(6.59) $  3.45 $  2.61 $  0.73	$  4.33
Cash dividends declared
per common share	$ 0.12   $ 0.48 $  0.48 $  0.48	$  0.48
Common and common
equivalent shares used
in the calculations of
earnings(loss)per share
(in thousands)		123,734	123,047	118,735	119,125	122,490
Cash, cash equivalents,
and short-term
investments		$1,745  $   952 $ 1,258 $   892	$ 1,436
Total assets		$5,364 	$ 6,231	$ 5,303	$ 5,171	$ 4,224
Long-term debt		$  949  $   303	$   305	$     7	$    18
Deferred tax
liabilities		$  354  $   702	$   671 $   630	$   611

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal calendar.

(Tabular information: Dollars in millions, except per share amounts)

Results of
Operations	1996	Change	1995	Change	1994
Net sales	$9,833  (11%)	$11,062   20%	$9,189
Gross margin	$  968  (66%)	$ 2,858   22%	$2,343
 Percentage of
net sales	  9.8%		  25.8%		 25.5%
Research and
development	$  604   (2%)	$   614    9%	$  564
 Percentage of
net sales	  6.1%		   5.6%		  6.1%
Selling, general and
administrative	$1,568   (1%)	$ 1,583    14%	$1,384
 Percentage of
net sales	 15.9%		  14.3%		 15.1%
Restructuring
costs	 	$  179    NM	$  (23)     NM	$ (127)
 Percentage of
net sales	  1.8%		 (0.2%)		 (1.4%)
Interest and other
income(expense),
net		$   88    NM 	$  (10)    55% 	$  (22)
Net income
(loss)		$ (816)(292%)	$  424     37%	$  310
Earnings (loss)
per share	$(6.59)(291%)	$ 3.45     32%	$ 2.61

  NM: Not Meaningful

Overview

During the last nine months of 1996, the Company experienced a significant decline in net sales, units shipped, and share of the personal computer market. This decline in demand and the resulting losses, coupled with intense price competition throughout the industry, led to the Company's decision to implement a new strategic direction intended to improve the Company's competitiveness and restore its profitability. The Company has initiated programs to develop and market products and services more selectively targeted to education, home, and business segments. In moving in this new strategic direction, the Company expects to reduce the number of new product introductions and the number of products in certain categories within its current product portfolio.

Net Sales
Net sales trended downward beginning in the second quarter of 1996, decreasing $1,229 million, or 11%; $1,545 million, or 19%; and $682 million, or 23%; during the twelve, nine, and three months ended
September 27, 1996, respectively, compared with the same periods in 1995, due to a decrease in net sales of Macintosh(registered trademark) computers and of peripheral products such as displays and printers. Total Macintosh computer unit sales trended downward beginning in the second quarter of 1996, decreasing 11%, 19%, and 26% during the twelve, nine, and three months ended September 27, 1996, respectively, compared with the same periods in 1995. This decline in unit sales was a result of a decline or lack of growth in worldwide demand for all product families, which the Company believes was due principally to customer concerns regarding the Company's strategic direction, financial condition, and future prospects, and due to delays in the shipment of certain PowerBook(registered trademark) products as a result of quality problems. In addition, unit sales of peripheral products trended downward beginning in the second quarter of 1996, decreasing 20%, 24%, and 30% during the twelve, nine and three months ended September 27, 1996, respectively, compared with the same periods in 1995, for the reasons noted above. The average aggregate revenue per Macintosh unit increased slightly during the twelve and three months ended September 27, 1996, and decreased slightly during the nine months ended September 27, 1996, compared with the same periods in 1995, primarily due to a continued shift in product mix toward the Company's newer products and products with multimedia configurations, offset to varying degrees by pricing actions across all product lines in order to stimulate demand. The average aggregate revenue per peripheral product was flat during the twelve, nine, and three months ended September 27, 1996 compared with the same periods in 1995. The average revenue per Macintosh and per peripheral unit will remain under significant downward pressure due to a variety of factors, including industrywide pricing pressures and increased competition.

International net sales represented 52% of net sales in 1996 compared with 48% of net sales in 1995. International net sales trended downward beginning in the second quarter of 1996, decreasing 3%, 11% and 13% during the twelve, nine, and three months ended September 27, 1996, respectively, compared with the same periods in 1995. Net sales in European markets trended downward beginning in the second quarter of 1996, decreasing during the twelve, nine, and three months ended
September 27, 1996 compared with the same periods in 1995, as a result of a decrease in Macintosh and peripheral unit sales, partially offset by an increase in the average aggregate revenue per Macintosh and per peripheral unit, primarily during the first part of the year. Net sales in Japan trended downward beginning in the second quarter of 1996, decreasing during the twelve, nine, and three months ended September 27, 1996 compared with the same periods in 1995. An increase in Macintosh unit sales during these periods was more than offset by a decrease in the average aggregate revenue per Macintosh and per peripheral unit and a decrease in peripheral unit sales. Domestic net sales trended downward beginning in the second quarter of 1996, decreasing by 18%, 26%, and 30% for the twelve, nine, and three months ended September 27, 1996, respectively, compared with the corresponding periods in 1995, resulting from a decline or lack of growth in demand for all product families.

According to an industry source, in the fourth quarter of 1996 compared with the fourth quarter of 1995, the Company's share of the worldwide and U.S. personal computer markets declined to 5.4% from 8.7%, and to 7.3% from 13.2%, respectively.

Net sales increased $1,873 million, or 20%, in 1995 over 1994, primarily due to a combination of unit growth, higher average selling prices, and changes in currency exchange rates. Total Macintosh computer unit sales increased approximately 15% over the prior year. This unit sales growth resulted principally from strong sales of the Company's Power Macintosh(registered trademark) products, which accounted for more than 70%
of total unit shipments during the fourth quarter of 1995, compared with 26% in the comparable period of 1994, and from sales of newer product offerings within the Performa(registered trademark) family of desktop personal computers. This unit growth was partially offset by declining unit sales of certain of the Company's older product offerings. The average aggregate revenue per Macintosh unit increased 12% in 1995 compared with 1994, primarily due to a shift in product mix toward the Company's newer products and products with multimedia configurations.

International net sales represented 48% of net sales in 1995 compared with 46% of net sales in 1994. International net sales grew 25% in 1995 from 1994, primarily reflecting strong net sales growth in the Pacific region, particularly Japan. Domestic net sales increased 16% in 1995 over 1994.

In general, the Company's resellers purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ('backlog') can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. However, products may be in relatively short supply from time to time until production volumes have reached a level sufficient to meet demand or if other production or fulfillment constraints exist. The Company's backlog was approximately $563 million at November 29, 1996, and consisted primarily of the Company's PowerBook products, as well as higher-end Power Macintosh products.

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

The Company believes that net sales will remain below the level of the prior year's comparable periods through at least the first quarter of 1997, if not later. In addition, there can be no assurance that the Company will be able to achieve sales levels in the first quarter of 1997 comparable to the levels achieved in the fourth quarter of 1996.

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

Gross margin decreased to 9.8% in 1996 compared with 25.8% in 1995.
This decrease is primarily the result of a $616 million charge in the second quarter of 1996 for the write-down of certain inventory, as well as the costs to cancel excess component orders, necessitated by significantly lower than expected demand for many of the Company's products, primarily its entry-level products. Also, the Company separately incurred approximately $145 million in charges during the last nine months of 1996 to provide for the estimated costs to correct certain quality problems in certain entry-level, Performa, PowerBook and peripheral products, covering both goods held in inventory and shipped goods. The Company also incurred greater warranty expenses per unit sold during 1996 compared with 1995. In addition, this decrease in gross margins is due to the Company's response to extreme competitive actions by other companies attempting to gain market share, including the Company's pricing actions in the United States, Japan and Europe across most product lines, which were partially offset by a decrease in the cost of certain product components. In the first quarter of 1997, the Company took, and the Company expects that it will continue to take, similar pricing actions with respect to a number of product lines.

The decrease in gross margin levels was slightly offset by hedging gains, net of the effects of a stronger U.S. dollar relative to certain foreign currencies. The Company's operating and pricing strategies take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

Gross margin increased both in amount and as a percentage of net sales in 1995 compared with 1994. The increase in gross margin as a percentage of net sales was primarily a result of a shift in product mix toward the Company's newer, high-margin products, which included strong sales of certain products within the Company's Power Macintosh family of personal computers and its Macintosh Performa family. The increase in gross margin levels was affected favorably by changes in foreign currency exchange rates as a result of a weaker U.S. dollar relative to certain foreign currencies in 1995 compared with 1994.

Although gross margin for 1996 was 9.8%, it improved to 22.0% during the fourth quarter, primarily as a result of lower component costs, sales of fully reserved product, and a shift in product mix toward the Company's newer products and products with multimedia configurations, which tend to have higher margins. There can be no assurance that the Company will be able to sustain the gross margin level achieved in the fourth quarter. Gross margins will remain under significant downward pressure due to a variety of factors, including continued industrywide pricing pressures, increased competition, and compressed product life cycles. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs, and to stimulate demand for certain of its products.

Research and Development	1996	Change	1995	Change	1994

Research and development	$604     (2%)	$614      9%	$564
  Percentage of net sales	6.1%		5.6%		6.1%

Research and development expenditures decreased slightly in 1996 when compared with 1995, primarily due to the termination of certain third-party joint development efforts. The increase as a percentage of net sales resulted from a decrease in the level of net sales. The increase in research and development expenditures during 1995 compared with 1994 reflected higher project- and headcount-related spending. The decrease as a percentage of net sales was the result of revenue growth in 1995 over 1994.

The Company believes that continued investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products. The Company believes that research and development expenditures in 1997 will be comparable to those in 1996.

Selling, General and
Administrative			1996	Change	1995	Change	1994

Selling, general
and administrative	      $1,568     (1%) $1,583   	 14%  $1,384
  Percentage of net sales      15.9%	       14.3%	       15.1%

Selling, general and administrative expenses remained relatively flat, but increased as a percentage of net sales, in 1996 compared with 1995. The increase as a percentage of net sales in 1996 when compared with 1995 was the result of reduced net sales. In 1995, selling, general and administrative expenses increased as a result of increased advertising and channel marketing programs. The decrease as a percentage of net sales was primarily the result of the sales growth in 1995 over 1994.

As a result of its restructuring plan, the Company expects that selling, general and administrative expenditures in 1997 will decrease compared with 1996 levels.

Restructuring Costs

For information regarding the Company's restructuring actions, refer to page 39 of the Notes to Consolidated Financial Statements.

Interest and Other
Income(Expense), Net	1996	Change	1995	Change	1994

Interest and other
income(expense), net	$ 88      NM 	$(10)    55% 	$(22)

Interest and other income (expense), net, increased to $88 million in income in 1996 from $10 million in expense in 1995. This $98 million favorable change is primarily composed of a favorable variance of $78 million related to net realized and unrealized foreign exchange hedging gains, and lower foreign exchange hedging costs, primarily as a result of lower market and option volatility, higher U.S. interest rates compared with rates abroad, and reduced foreign currency cash flows; an increase of $73 million related to realized gains on the sale of most of the Company's available-for-sale and other equity securities during 1996; offset by a $52 million unfavorable variance related to interest income (expense), as a result of higher average debt balances and lower average cash balances during the year, and an overall decline in average interest rate yields. In addition, the Company's cost of funds has increased as a result of the downgrading from January 1996 through May 1996 of its short-term debt to NP and C by Moody's Investor Services and Standard and Poor's Rating Agency, respectively, and of its long-term debt to B1 and B+ by Moody's Investor Services and Standard and Poor's Rating Agency, respectively.

In 1995, interest and other income (expense), net, decreased to $10 million in expense from $22 million in expense in 1994. This $12 million favorable change was primarily composed of $49 million in interest income (expense) attributable to higher average cash balances, higher interest rates, and interest rate hedging gains, offset in part by a $36 million unfavorable variance related to realized and unrealized foreign exchange hedging losses and foreign exchange hedging costs. Market volatility and higher foreign currency balances accounted for the increased hedging costs.

For a summary of the Company's interest and other income (expense), net, refer to page 37 of the Notes to Consolidated Financial Statements. For more information regarding the Company's strategy and accounting for financial instruments, refer to pages 33 - 36 of the Notes to Consolidated Financial Statements. For more information regarding the Company's notes payable to banks and long-term debt, refer to pages 36 - 37 of the Notes to Consolidated Financial Statements.

Provision (Benefit)
for Income Taxes	1996	Change	1995	Change	1994
Provision (benefit)
for income taxes      $(479)      NM 	$250   	 32% 	$190
Effective tax rate	37%		 37%		 38%

At September 27, 1996, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $487 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. Realization of approximately $85 million of the asset is dependent on the Company's ability to generate approximately $245 million of future U.S. taxable income.  Management believes that it is more likely than not that the asset will be realized based on forecasted U.S.
income.   However, there can be no assurance that the Company will meet its expectations of future U.S. income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's financial results and condition. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance. For additional information regarding income taxes, refer to pages 40 - 41 of the Notes to Consolidated Financial Statements.

Factors That May Affect Future Results and Financial Condition

The Company's future operating results and financial condition are dependent on the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; the ability of the Company to make timely delivery to the marketplace of successful technological innovations; the effects of significant adverse publicity; the Company's ability to supply products in certain categories; and uncertainties concerning the Company's ability to successfully implement its new strategic direction and restructuring actions.

The Company expects that it will not return to sustained profitability until at least the second quarter of 1997, if not later.

Restructuring of Operations

During 1996, the Company began to implement certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustained profitability. There are several risks inherent in the Company's efforts to transition to a new cost structure. These include the risk that the Company will not be able to reduce expenditures quickly enough to restore sustained profitability and the risk that cost-cutting initiatives will impair the Company's ability to innovate and remain competitive in the computer industry.

As part of its restructuring effort, the Company has begun to implement a new business model. Implementation of the new business model involves several risks, including the risk that by simplifying its product line the Company will increase its dependence on fewer products, potentially reduce overall sales, and increase its reliance on unproven products and technology. Another risk of the new business model is that by increasing the proportion of the Company's products to be manufactured under outsourcing arrangements, the Company could lose control of the quality or quantity of the products manufactured, or lose the flexibility to make timely changes in production schedules in order to respond to changing market conditions. In addition, the new business model could adversely affect employee morale, thereby damaging the Company's ability to retain and motivate employees. Also, because the new business model contemplates that the Company will rely to a greater extent on collaboration and licensing arrangements with third parties, the Company will have less direct control over certain of its research and development efforts, and its ability to create innovative new products may be reduced. Finally, even if the new business model is successfully implemented, there can be no assurance that it will effectively resolve the various issues currently facing the Company. In addition, although the Company believes that the actions it is taking under its restructuring plan should help restore marketplace confidence in the Macintosh platform, there can be no assurance that such actions will be successful.

For the foregoing reasons there can be no assurance that the current restructuring actions will achieve their goals or that similar actions will not be required in the future. The Company's future operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the transition to the new business model and cost structure.

For more information regarding the Company's restructuring actions initiated in the second quarter of 1996, refer to page 39 of the Notes to Consolidated Financial Statements.

Product Introductions and Transitions

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company frequently introduces new products and product enhancements. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine the ultimate effect that new products will have on its sales or results of operations. In addition, although the number of new product introductions may decrease under the Company's new business model, the risks and uncertainties associated with new product introductions may increase as the Company refocuses its product offerings on key growth segments.

The rate of product shipments immediately following introduction of a new product is not necessarily an indication of the future rate of shipments for that product, which depends on many factors, some of which are not under the control of the Company. These factors may include initial large purchases by a small segment of the user population that tends to purchase new technology prior to its acceptance by the majority of users ("early adopters"); purchases in satisfaction of pent-up demand by users who anticipated new technology and, as a result, deferred purchases of other products; and overordering by dealers who anticipate shortages due to the aforementioned factors. These factors may be offset by others, such as the deferral of purchases by many users until new technology is accepted as "proven" and for which commonly used software products are available;
and the reduction of orders by dealers once they believe they can obtain sufficient supply of products previously in backlog.

Backlog is often volatile after new product introductions due to the aforementioned demand factors, often increasing coincident with introduction, and then decreasing once dealers and customers believe they can obtain sufficient supply of the new products.

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

The increasing integration of functions and complexity of operations of the Company's products also increase the risk that latent defects or other faults could be discovered by customers or end-users after volumes of products have been produced or shipped. If such defects were significant, the Company could incur material recall and replacement costs under product warranties.

Competition

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. During
1996, the Company's results of operations and financial condition were, and in the future may continue to be, adversely affected by industrywide pricing pressures and downward pressures on gross margins. The industry has also been characterized by rapid technological advances in software functionality and hardware performance and features based on existing or emerging industry standards. Many of the Company's competitors have greater financial, marketing, manufacturing, and technological resources; broader product lines; and larger installed customer bases than those of the Company.

The Company's future operating results and financial condition may be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

The Company is currently the primary maker of hardware that uses the Macintosh operating system ("Mac(registered trademark) OS"). The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers that run the MS-DOS and Microsoft Windows operating systems. The Company believes that the Mac OS, with its perceived advantages over MS-DOS and Windows, has been a driving force behind sales of the Company's personal computer hardware for the past several years. Recent innovations in the Windows platform, including those introduced by Windows 95, have added features to the Windows platform similar to those offered by the Mac OS. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows platform. The Company's future operating results and financial condition may be affected by its ability to maintain and increase the installed base for the Macintosh platform. The Company recently announced a new strategy with respect to updating its operating system while redesigning its plan for a next-generation operating system. To extend the life of its current operating system, the Company intends to issue periodic releases consisting of discrete operating system components. The Company expects that this will enable it to introduce some new functionality for the current operating system sooner than it would be able to introduce a completely new operating system. Concurrently, the Company will continue development of its next-generation operating system, focusing on increased functionality at the possible expense of some backward compatibility. Diminished backward compatibility in its new operating system could result in a loss of existing customers. Inability to introduce a next-generation operating system on a timely basis, or to gain developer support and market accepatance for it, may have an adverse impact on the Company's operating results and financial condition.

As part of its efforts to increase the installed base for the Macintosh platform, the Company announced the licensing of the Mac OS to other personal computer vendors in January 1995, as well as an additional
licensing initiative in 1996.   Several vendors currently sell products that
utilize the Macintosh operating system. The Company believes that licensing the operating system will result in a broader installed base on which software vendors can develop and provide technical innovations for the Macintosh platform. However, there can be no assurance that the installed base will be broadened by the licensing of the operating system or that licensing will result in an increase in the number of application software titles or the rate at which vendors will bring to market application software based on the Mac OS. In addition, as a result of licensing its operating system, the Company is forced to compete with other companies producing Mac OS-based computer systems. The benefits to the Company from licensing the Mac OS to third parties may be more than offset by the disadvantages of being required to compete with them.

As a supplemental means of addressing the competition from MS-DOS and Windows, the Company has devoted substantial resources toward developing personal computer products capable of running application software designed for the MS-DOS or Windows operating systems
("Cross-Platform Products"). These products include the RISC-based PowerPC(trademark) microprocessor and either include the Pentium or 586-class microprocessor or can accommodate an add-on card containing a Pentium or 586-class microprocessor. These products enable users to run concurrently applications that require the Mac OS, MS-DOS, Windows
3.1, or Windows 95 operating systems.

Depending on customer demand, the Company may supply customers who purchase Cross-Platform Products with Windows operating system software under licensing agreements with Microsoft. However, in order to do so, the Company will need to enter into one or more agreements with certain Microsoft distributors.

The Company, International Business Machines Corporation ("IBM") and Motorola, Inc. have agreed upon and announced the availability of specifications for a PowerPC microprocessor-based hardware reference platform. These specifications define a "unified" personal computer architecture that gives access to both the Power Macintosh platform and the PC environment. The Company's future operating results and financial condition may be affected by its ability to continue to implement this agreement and to manage the risk associated with the transition to this new hardware reference platform.

Decisions by customers to purchase the Company's personal computers, as opposed to MS-DOS or Windows-based systems, are often based on the availability of third-party software for particular applications. The Company believes that the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger MS-DOS and Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, and the costs of developing such software products. To the extent the Company's recent financial losses and declining demand for the Company's product have caused software developers to question the Company's position in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger MS-DOS and Windows market. Microsoft Corporation is an important developer of application software for the Company's products. Accordingly, Microsoft's interest in producing application software for the Company's products may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating systems.

The Company's ability to produce and market competitive products is also dependent on the ability of IBM and Motorola, Inc., the suppliers of the PowerPC RISC microprocessor for certain of the Company's products, to supply to the Company in adequate numbers microprocessors that produce superior price/performance results compared with those supplied to the Company's competitors by Intel Corporation, the developer and producer of the microprocessors used by most personal computers using the MS-
DOS and Windows operating systems. IBM produces personal computers based on Intel microprocessors as well as workstations based on the PowerPC microprocessor, and is also the developer of OS/2, a competing operating system to the Company's Mac OS. Accordingly, IBM's interest in supplying the Company with microprocessors for the Company's products may be influenced by IBM's perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor.

Several competitors of the Company, including Compaq, IBM, and Microsoft, have either targeted or announced their intention to target certain of the Company's key market segments, including education and publishing. Many of these companies have greater financial, marketing, manufacturing, and technological resources than the Company.

The Company is integrating Internet capabilities into its new and existing hardware and software platforms. There can be no assurance that the Company will be able to continue to do so successfully. In addition, the Internet market is rapidly evolving and is characterized by an increasing number of market entrants who have introduced or developed products addressing access to, authoring for, or communication over, the Internet. Many of these competitors have a significant lead over the Company in developing products for the Internet, have significantly greater financial, marketing, manufacturing, and technological resources than the Company, or both.

The Company's future operating results and financial condition may also be affected by the Company's ability to successfully expand and capitalize on its investments in other markets, such as the markets for MessagePad (registered trademark) and related products.

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

To mitigate the short-term impact of fluctuating currency exchange rates on the Company's non-U.S. dollar-based sales, product procurement, and operating expenses, the Company regularly hedges its non-U.S. dollar-based exposures. Specifically, the Company enters into foreign exchange forward and option contracts to hedge firmly committed transactions. Currently, hedges of firmly committed transactions do not extend beyond one year. The Company also purchases foreign exchange option contracts to hedge certain other probable but not firmly committed transactions. Hedges of probable but not firmly committed transactions currently do not extend beyond one year. To reduce the costs associated with these ongoing foreign exchange hedging programs, the Company also regularly sells foreign exchange option contracts and enters into certain other foreign exchange transactions. All foreign exchange forward and option contracts not accounted for as hedges, including all transactions intended to reduce the costs associated with the Company's foreign exchange hedging programs, are carried at fair value and are adjusted on each balance sheet date for changes in exchange rates.

While the Company is exposed with respect to fluctuations in the interest rates of many of the world's leading industrialized countries, the Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments as well as interest paid on its notes payable to banks and long-term debt. To mitigate the impact of fluctuations in U.S. interest rates, the Company has entered into interest rate swap, collar, and floor transactions. Certain of these transactions are intended to better match the Company's floating-rate interest income on its cash, cash equivalents, and short-term investments with the fixed-rate interest expense on its long-term debt. The Company also enters into these transactions in order to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. These instruments may extend the Company's cash investment horizon up to a maximum duration of three years.

To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the nonhedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap, option and floor positions both on a stand-alone basis and in conjunction with its underlying foreign currency- and interest rate-related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities, there can be no assurance that the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's operating results and financial position. The Company generally does not engage in leveraged hedging.

The Company's current financial condition may have an impact on the costs of its hedging transactions, as well as the willingness of its financial counter-parties to enter into hedging transactions with the Company.

Inventory and Supply

In line with the Company's efforts to redesign its business model, the Company is taking steps to streamline its product portfolios in its key usage areas in education, business, and the home. This planned simplification of product lines has resulted in inventory reserves. Cancelation fees related to custom component inventory purchased for anticipated product introductions that have been canceled have also been paid or accrued. The Company has also separately provided for the estimated cost to correct certain quality problems in certain entry-level, Performa, PowerBook, and peripheral products. Although the Company believes its inventory and related reserves are adequate, no assurance can be given that the Company will not incur additional inventory and related charges.

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

Certain of the Company's products are manufactured in whole or in part by third-party manufacturers, either pursuant to design specifications of the Company or otherwise. As a result of the Company's restructuring actions, which include the sale of the Company's Fountain, Colorado, manufacturing facility to SCI Systems, Inc. ("SCI") and a related manufacturing outsourcing agreement with SCI, the proportion of the Company's products produced and distributed under outsourcing arrangements will increase. While outsourcing arrangements may lower the fixed cost of operations, they will also reduce the direct control the Company has over production. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. Furthermore, any efforts by the Company to manage its inventory under outsourcing arrangements could subject the Company to liquidated damages or cancelation of the arrangement.

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

The Company's ability to satisfy demand for its products may be limited by the availability of key components. The Company has experienced some limitations in supply of certain microprocessors in the first quarter of 1996. The Company believes that the availability from suppliers to the personal computer industry of microprocessors and ASICs presents the most significant potential for constraining the Company's ability to produce products. Specific microprocessors manufactured by IBM and Motorola, Inc. are currently available only from single sources, while some advanced microprocessors are currently in the early stages of ramp-up for production and thus have limited availability. The Company and other producers in the personal computer industry also compete for other semiconductor products with other industries that have experienced increased demand for such products, due to either increased consumer demand or increased use of semiconductors in their products (such as the cellular phone and automotive industries). Finally, the Company uses some components that are not common to the rest of the personal computer industry (including certain microprocessors and ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Such product supply constraints and corresponding increased costs could decrease the Company's net sales and adversely affect the Company's operating results and financial condition.

Marketing and Distribution

A number of uncertainties may affect the marketing and distribution of the Company's products. Currently, the Company's primary means of distribution is through third-party computer resellers. Such resellers include consumer channels such as mass-merchandise stores, consumer electronics outlets, and computer superstores. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakened or if resellers within consumer channels were to decide not to continue to distribute the Company's products.

Uncertainty over demand for the Company's products may cause resellers to reduce their ordering and marketing of the Company's products. Under the Company's arrangements with its resellers, resellers have the option to reduce or eliminate unfilled orders previously placed, in most instances without financial penalty. Resellers also have the option to return products to the Company without penalty within certain limits, beyond which they may be assessed fees. The Company has recently experienced a reduction in ordering from historical levels by resellers due to uncertainty concerning the Company's condition and prospects.

Other Factors

The majority of the Company's research and development activities, its corporate headquarters, and other critical business operations, including certain major vendors, are located near major seismic faults. The
Company's operating results and financial condition could be materially adversely affected in the event of a major earthquake.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations which include, in some instances, the requirement that the Company provide consumers with the ability to return to the Company product at the end of its useful life, and leave responsibility for environmentally safe disposal or recycling with the Company. It is unclear what effect such regulation will have on the Company's future operating results and financial condition.

The Company is currently in the process of replacing its existing transaction systems (which include order management, product procurement, distribution, and finance) with a single integrated system as part of its ongoing effort to increase operational efficiency. The Company's future operating results and financial condition could be adversely affected if the Company is unable to implement and effectively manage the transition to this new integrated system.

As part of the Company's restructuring plan, the Company sold its Napa, California, data center to MCI Systemhouse ("MCI"), and entered into a data processing outsourcing agreement with MCI. While this outsourcing agreement may lower the Company's fixed costs of operations, it will also reduce the direct control the Company has over its data processing. It is uncertain what effect such diminished control will have on the Company's data processing.

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

Liquidity and Capital Resources

The Company's financial position with respect to cash, cash equivalents, and short-term investments, net of notes payable to banks, increased to $1,559 million at September 27, 1996, from $491 million at September 29, 1995. The Company's financial position with respect to cash, cash equivalents, and short-term investments increased to $1,745 million at
September 27, 1996, from $952 million at September 29, 1995.    The
Company's cash and cash equivalent balance at September 27, 1996, includes $177 million pledged as collateral to support letters of credit primarily associated with the Company's purchase commitments under the terms of the sale of the Company's Fountain, Colorado, manufacturing facility to SCI. The Company's cash and cash equivalent balance at September 29, 1995, includes $90 million pledged as collateral to support notes payable to banks.

Cash generated by operations during 1996 totaled $519 million. Cash generated by operations was primarily the result of decreases in inventories and accounts receivable, partially offset by decreases in accounts payable and deferred tax liabilities. As part of the Company's restructuring plan and in order to meet certain liquidity requirements during 1996, the Company generated $145 million of cash from the sale of certain equity investments, and the sale of the Fountain, Colorado, manufacturing facility to SCI and the Napa, California, data center to MCI. The Company expects that cash generated from the sale of equity investments and property, plant and equipment will be significantly less in 1997 compared with 1996. Net cash used for the purchase of property, plant, and equipment totaled $67 million in 1996, and consisted primarily of increases in manufacturing machinery and equipment. The Company expects that the level of capital expenditures in 1997 will be comparable to 1996.

Notes payable to banks at September 27, 1996, were approximately $275 million lower than at September 29, 1995. During 1996, an outstanding loan to Apple Computer B.V., a subsidiary of the Company, was repaid in full. At September 27, 1996, Apple Japan, Inc., a subsidiary of the Company, held $186 million of notes payable to several banks, with maturity dates ranging from the end of December 1996 to May 1997. The majority of these loans are guaranteed by the Company.

The Company's balance of long-term debt increased during 1996 due to the issuance of $661 million aggregate principal amount of 6% unsecured convertible subordinated notes to certain qualified parties in a private placement. These notes were sold at 100% of par. These notes pay interest semi-annually and mature on June 1, 2001. The remainder of long-term borrowings consists of $300 million aggregate principal amount of 6.5% unsecured notes issued under an omnibus shelf registration statement filed with the Securities and Exchange Commission in 1994.
The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004. For more information regarding the Company's long-term debt, refer to pages XX-XX of the Notes to Consolidated Financial Statements.

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

The Company's cost of funds has increased as a result of the downgrading from January 1996 through May 1996 of its short-term debt to NP and C by Moody's Investor Services and Standard and Poor's Rating Agency, respectively, and of its long-term debt to B1 and B+ by Moody's Investor Services and Standard and Poor's Rating Agency, respectively. In addition, the Company may be required to pledge additional collateral with respect to certain of its borrowings and letters of credit and to agree to more stringent covenants than in the past. The Company believes that its balances of cash and cash equivalents and short-term investments, together with continued short-term borrowings from banks, will be sufficient to meet its operating and other cash requirements, including the impact of planned restructuring actions, on a short- and long-term basis. No assurance can be given that short-term borrowings from banks can be continued, or that any additional required financing could be obtained should the restructuring plan take longer to implement than anticipated or be unsuccessful. If the Company is unable to obtain such financing, its liquidity, results of operations, and financial condition could be materially adversely affected.

Item 8. Financial Statements and Supplementary Data




INDEX TO CONSOLIDATED FINANCIAL STATEMENTS		Page

Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	25
Consolidated Balance Sheets at September 27, 1996,
and September 29, 1995					26
Consolidated Statements of Operations for the three
fiscal years ended September 27, 1996			27
Consolidated Statements of Shareholders' Equity for
the three fiscal years ended September 27, 1996		28
Consolidated Statements of Cash Flows for the three
fiscal years ended September 27, 1996			29
Notes to Consolidated Financial Statements		30
Selected Quarterly Financial Information (Unaudited)	49
Financial Statement Schedule:
For the three fiscal years ended September 27, 1996
   Schedule II - Valuation and qualifying accounts	S-1

All other schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors of Apple Computer, Inc.

We have audited the accompanying consolidated balance sheets of Apple Computer, Inc. as of September 27, 1996 and September 29, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 27, 1996. Our audits also include the financial statement schedule listed in the Index to the Consolidated Financial Statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Computer, Inc. at September 27, 1996 and September 29, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/ Ernst & Young LLP
Ernst & Young LLP

San Jose, California
October 14, 1996

Consolidated Balance Sheets

(Dollars in millions)

September 27, 1996, and September 29, 1995
					1996		1995
Assets:
Current assets:
Cash and cash equivalents		$1,552    	$ 756
Short-term investments			   193   	  196
Accounts receivable, net of allowance
for doubtful accounts of $91($87 in 1995)1,496		1,931
Inventories:
  Purchased parts			   213		  841
  Work in process			    43		  291
  Finished goods			   406		  643
					   662		1,775
Deferred tax assets 			   342		  251
Other current assets			   270		  315
  Total current assets			 4,515		5,224
Property, plant, and equipment:
Land and buildings			   480		  504
Machinery and equipment			   544		  638
Office furniture and equipment		   136		  145
Leasehold improvements			   188		  205
					 1,348		1,492
Accumulated depreciation and
amortization				  (750)		 (781)
  Net property, plant, and equipment	   598		  711
Other assets				   251		  296
					$5,364        $ 6,231
Liabilities and Shareholders' Equity:
Current liabilities:
Notes payable to banks			$  186        $   461
Accounts payable			   791		1,165
Accrued compensation and employee benefits 120		  131
Accrued marketing and distribution	   257		  206
Accrued warranty and related		   181		   85
Accrued restructuring costs		   117		   --
Other current liabilities		   351		  277
   Total current liabilities		 2,003		2,325
Long-term debt				   949		  303
Deferred tax liabilities		   354		  702
Commitments and contingencies
Shareholders' equity:
Common stock, no par value;
320,000,000 shares authorized;
124,496,972 shares issued and
outstanding in 1996
(122,921,601 shares in 1995)		   439		  398
Retained earnings			 1,634		2,464
Other 					   (15)		   39
   Total shareholders' equity		 2,058		2,901
					$5,364 	       $6,231

See accompanying notes.

Consolidated Statements of Operations

(Dollars in millions, except per share amounts)

Three fiscal years ended September 27, 1996	1996	1995	1994
Net sales				     $ 9,833 $11,062 $ 9,189
Costs and expenses:
Cost of sales				       8,865   8,204   6,846
Research and development			 604	 614	 564
Selling, general and administrative	       1,568   1,583   1,384
Restructuring costs 				 179	(23)   (127)
					      11,216  10,378   8,667
Operating income (loss)			     (1,383)	 684	 522
Interest and other income (expense), net	  88	(10)	(22)
Income (loss) before provision (benefit)
for income taxes			     (1,295)	 674	 500
Provision (benefit) for income taxes	       (479)	 250	 190
Net income (loss)	                     $ (816) $   424 $   310
Earnings (loss) per common and
common equivalent share			     $(6.59) $  3.45 $  2.61
Common and common equivalent shares used in
the calculations of earnings(loss) per share
(in thousands)				     123,734 123,047 118,735


See accompanying notes.

Consolidated Statements of Shareholders' Equity

(Dollars in millions, except per share amounts)

		Common Stock					Total
		Shares			Retained		Shareholders'
		(in thousands)	Amount	Earnings	Other	Equity


Balance at
September 24,
1993		116,147	  	$204	$1,843		$(20)	$2,027
Common stock
issued under
stock option
and purchase plans,
including related
tax benefits	  3,396		  94	    --		  --	    94
Cash dividends
of $0.48 per
common share	    --		  --	   (57)		  --	   (57)
Accumulated
translation
adjustment	    --		  --	    --		    9	     9
Net income	    --		  --	   310		  --	   310
Balance at
September 30,
1994		119,543		 298  	 2,096		 (11)  	 2,383
Common stock
issued under
stock option and
purchase plans,
including related
tax benefits	  3,379	  	 100	    --		  --	   100
Cash dividends of
$0.48 per common
share		    --		  --	   (58)		  --	   (58)
Accumulated
translation
adjustment	    --		  --	    --		    6	     6
Change in
unrealized gains
(losses) on
available-for-sale
securities	    --	 	  --	    --	           44	    44
Net income	    --	          --	   424		   --	   424
Other		    --		  --	     2		   --	     2
Balance at
September 29,
1995		122,922	   	 398     2,464		   39  	 2,901
Common stock
issued under
stock option and
purchase plans,
including related
tax benefits	  1,575		  41	    --		   --	    41
Cash dividends of
$0.12 per common
share		    --		  --	   (14)		   --	   (14)
Accumulated
translation
adjustment	    --		  --	    --		 (12)	   (12)
Change in
unrealized gains
(losses) on
available-for-sale
securities	    --		  --	    --		 (42)	   (42)
Net loss	    --		  --	  (816)		   --	  (816)
Balance at
September 27,
1996		124,497		$439	$1,634		$(15)	$2,058

See accompanying notes.

Consolidated Statements of Cash Flows
(Dollars in millions)

Three fiscal years ended September 27, 1996		1996	1995	1994
Cash and cash equivalents, beginning of the period     $ 756  $1,203   $ 676
Operating:
Net income (loss)	 				(816)	 424	 310
Adjustments to reconcile net income (loss) to cash
    generated by (used for) operations:
    Depreciation and amortization	  		 156	 127	 168
    Net book value of property, plant, and equipment
    retirements						  70	   6	  11
Changes in assets and liabilities:
   Accounts receivable	  				 435	(350)	(199)
   Inventories					       1,113	(687)	 418
   Deferred tax assets 	   				 (91)	  42	 (25)
   Other current assets	    				  45	 (59)	  34
   Accounts payable	 				(374)	 283	 139
   Accrued restructuring costs	  			 117	 (47)	(250)
   Other current liabilities	  			 212	 (10)	  90
   Deferred tax liabilities	 			(348)	  31	  41
        Cash generated by (used for) operating
	activities	  				 519	(240)	 737

Investing:
Purchase of short-term investments			(437) (1,672)	(312)
Proceeds from sale of short-term investments	 	 440   1,531	 474
Purchase of property, plant, and equipment	 	 (67)	(159)	(160)
Other	 						 (55)	(102)	  (4)
        Cash used for investing activities		(119)	(402)	  (2)

Financing:
Increase (decrease) in notes payable to banks		(275)	 169	(531)
Increase (decrease) in long-term borrowings	 	 646	  (2)	 297
Increases in common stock, net of related tax benefits 	  39	  86	  82
Cash dividends						 (14)	 (58)	 (56)
        Cash generated by (used for) financing
	activities					 396	 195	(208)

Total cash generated (used) 				 796	(447)	 527
Cash and cash equivalents, end of the period	      $1,552   $ 756  $1,203

Supplemental cash flow disclosures:
  Cash paid during the year for:
     Interest					      $   49   $  49  $   34
     Income taxes, net				      $   33   $ 188  $   46

Noncash transaction: tax benefit from stock options   $    2   $  15  $   12

See accompanying notes.

Notes to Consolidated Financial Statements


Nature of Operations

Apple Computer (the "Company") designs, manufactures, and markets microprocessor-based personal computers and related personal computing products for sale primarily to education, home, business, and government customers.

Basis of Presentation

The consolidated financial statements include the accounts of Apple Computer, Inc. and its subsidiaries (the Company). Intercompany accounts and transactions have been eliminated. The Company's fiscal year-end is the last Friday in September.

Accounting Estimates

General
The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Significant Accounting Estimates
Reserves Against Inventories
The Company's reserves against inventories are based on the Company's best estimates of product sales prices and customer demand patterns, and/or its plans to transition its products. However, the Company participates in a highly competitive industry that is characterized by aggressive pricing practices, downward pressures on gross margins, frequent introductions of new products, short product life cycles, rapid technological advances, continual improvement in product price/performance characteristics, and price sensitivity and changing demand patterns on the part of consumers. As a result of the industry's ever-changing and dynamic nature, it is at least reasonably possible that the estimates used by the Company to determine its reserves against inventories will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory reserve costs, which could have a materially adverse effect on the Company's results of operations and financial condition in the near term.

Warranty and Related Accruals
The Company's warranty and related accruals are based on the Company's best estimates of product failure rates and unit costs to repair. However, the Company is continually releasing new and ever-more complex and technologically advanced products. As a result, it is at least reasonably possible that product could be released with certain unknown quality and/or design problems. Such an occurrence could result in materially higher than expected warranty and related costs, which could have a materially adverse effect on the Company's results of operations and financial condition in the near term.

Deferred Tax Assets
Realization of approximately $85 million of the total deferred tax assets is dependent on the Company's ability to generate approximately $245 million of future U.S. taxable income.  Management believes that it is more likely than not that the asset will be realized based on forecasted U.S.
income.   However, there can be no assurance that the Company will meet its expectations of future U.S. income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's results of operations and financial condition. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for a valuation allowance.

Summary of Significant Accounting Policies

Financial Instruments
Investments
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. There are no investments with maturities greater than twelve months. The Company's cash equivalents consist primarily of U.S. Government securities, Euro-dollar deposits, and commercial paper. Short-term investments consist principally of Euro-dollar deposits and commercial paper. The Company's cash equivalents and short-term investments are generally held until maturity. The Company's marketable equity securities consist of securities issued by U.S. corporations and are included in "Other assets" on the accompanying balance sheets.

Management determines the appropriate classification of its debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders' equity. These unrealized gains or losses include any unrealized losses and gains on interest rate contracts accounted for as hedges against the available-for-sale securities. Equity securities that are not considered marketable as defined are carried at cost. Realized gains and losses on the sale of securities are included in interest and other income (expense), net. The cost of securities sold is based on the specific identification method.

Financial Instruments with Off-Balance-Sheet Risk
In the ordinary course of business and as part of the Company's asset and liability management, the Company enters into various types of transactions that involve contracts and financial instruments with off-balance-sheet risk. These instruments are entered into in order to manage financial market risk, primarily interest rate and foreign exchange risk.
The Company enters into these financial instruments with major international financial institutions utilizing over-the-counter as opposed to exchange traded instruments. The Company does not hold or transact in financial instruments for purposes other than risk management.

Gains and losses on accounting hedges of existing assets or liabilities are recorded currently in income or shareholder's equity against the losses and gains on the hedged transactions. Gains and losses related to qualifying accounting hedges of firmly committed or probable but not firmly committed transactions are deferred until the occurrence of the hedged transactions. Gains and losses on interest rate and foreign exchange contracts that do not qualify as accounting hedges are recorded currently in income.

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

Interest Rate Derivatives
The Company enters into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with the fixed-rate interest expense of its long-term debt, and/or to diversify a portion of the Company's
exposure away from fluctuations in short-term U.S. interest rates.   The
Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program.

In addition, the Company enters into foreign exchange forward contracts to hedge certain intercompany loan transactions. These forward contracts effectively change certain foreign currency denominated debt into U.S. dollar denominated debt, which better matches against the Company's U.S. dollar denominated cash equivalents and short-term investments.

Foreign Currency Instruments
The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risks associated with certain firmly committed and certain other probable but not firmly committed transactions. The Company's foreign exchange risk management policy requires it to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures that are immaterial either in terms of their minimal U.S. dollar value or in terms of their historically high correlation with the U.S. dollar.

Probable but not firmly committed transactions comprise sales of the Company's products in currencies other than the U.S. dollar. A majority of these non-U.S. dollar-based sales are made through the Company's subsidiaries in Europe, Asia (particularly Japan), Canada, and Australia. The Company also purchases foreign exchange option contracts to hedge certain other probable but not firmly committed transactions. The
Company also sells foreign exchange option contracts, in order to partially finance the purchase of foreign exchange option contracts used to hedge both firmly committed and certain other probable but not firmly committed transactions. In addition, the Company enters into other foreign exchange transactions, which are intended to reduce the costs associated with its foreign exchange risk management programs. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

For further information regarding the Company's accounting treatment of its financial instruments, refer to pages 33 - 36 of the Notes to Consolidated Financial Statements.

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

Long-Lived Assets
Effective September 30, 1995, the Company adopted Financial Accounting Standard No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with FAS 121, prior period financial statements have not been restated to reflect this change in accounting principle and the cumulative effect of this change was not material.

Stock-Based Compensation
The Company has not elected early adoption of Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based
Compensation." FAS 123 becomes effective for the Company in 1997, and will have no impact on the Company's results of operations and financial condition as the Company has elected to continue measuring compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." However, the Company will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

Foreign Currency Translation
The Company translates the assets and liabilities of its foreign sales subsidiaries at year-end exchange rates. Gains and losses from these translations are credited or charged to "accumulated translation adjustment" included in shareholders' equity. The foreign manufacturing and certain other entities use the U.S. dollar as the functional currency and translate monetary assets and liabilities at year-end exchange rates, and inventories, property, and non-monetary assets and liabilities at historical rates. Gains and losses from these translations are included in the results of operations and are immaterial.

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

Advertising Costs
Advertising costs are charged to expense the first time the advertising takes place.

Earnings (Loss) per Share
Earnings (loss) per share is computed using the weighted average number of common shares outstanding and (in 1995 and 1994 only) the dilutive effect of common stock options using the treasury stock method. Common stock options, the convertible subordinated notes, and certain common shares issued pending shareholder approval were not included in the computation of loss per share in 1996 as their effect was antidilutive.

Reclassifications
Certain prior year amounts in the Industry Segment and Geographic
Information footnote have been reclassified to conform to the current year's presentation.

Financial Instruments

Investments
The following table summarizes the Company's available-for-sale securities as of September 27, 1996:

								(In millions)

					Gross		Gross
			 Amortized	Unrealized	Unrealized   Estimated
			 Cost		Gains		Losses	     Fair Value

U.S. Treasury securities
and obligations of U.S.
government agencies	 $   86    	$   --		$   --       $   86
U.S. corporate debt
securities		    330		    --		    --		330
Foreign government
securities		  1,098		    --		    --	      1,098
   Total included in
   cash and cash
   equivalents		 $1,514    	$   --      	$   --	     $1,514

U.S. corporate debt
securities		 $   --      	$   --		$   --	     $   --
Foreign government
securities		    193		    --		    --		193
   Total included in
   short-term
   investments		 $  193    	$   --		$   --	     $  193

Equity securities	 $   --       	$    2    	$   --	     $    2
   Total included in
   other assets		 $   --       	$    2    	$   --	     $    2

 Total			 $1,707 	$    2    	$   --	     $1,709


The following table summarizes the Company's available-for-sale securities as of September 29, 1995:

							(In millions)

					Gross		Gross
			 Amortized	Unrealized	Unrealized   Estimated
			 Cost		Gains		Losses	     Fair Value

U.S. Treasury securities
and obligations of U.S.
government agencies	 $  232		$   --		$   --	     $  232
U.S. corporate debt
securities		    140		    --		    --		140
Foreign government
securities		    456		     2		    --		458
   Total included in cash
   and cash equivalents	 $  828		$    2		$   --	     $  830

U.S. corporate
debt securities		 $   48		$   --		$   --	     $   48
Foreign government
securities		    146		    --		    --		146
   Total included in
   short-term investments$  194		$   --		$   --	     $  194

Equity securities	 $    1		$   42		$   --	     $   43
   Total included in
   other assets		 $    1		$   42		$   --	     $   43

 Total			 $1,023		$   44		$   --	     $1,067


The gross realized gains recorded to earnings on sales of available-for-sale securities, as well as the related cash proceeds from those sales, were $15 million and $1 million in 1996 and 1995, respectively. There were no gross realized losses recorded to earnings on sales of available-for-sale securities in 1996 or 1995.

The Company's cash and cash equivalent balance at September 27, 1996, includes $177 million pledged primarily as collateral to support letters of credit, and at September 29, 1995, includes $90 million pledged as collateral to support notes payable to banks.

Interest Rate Derivatives and Foreign Currency Instruments
The table on page 35 shows the notional principal, fair value, and credit risk amounts of the Company's interest rate derivative and foreign currency instruments as of September 27, 1996, and September 29, 1995.
The notional principal amounts for off-balance-sheet instruments provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company's exposure to credit or market loss. The credit risk amount shown in the table below represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange and interest rates at each respective date. The Company's exposure to credit loss and market risk will vary over time as a function of interest rates and currency exchange rates.

The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 27, 1996, and September 29, 1995. In certain instances where judgment is required in estimating fair value, price quotes were obtained from several of the Company's counterparty financial institutions.
Although the table below reflects the notional principal, fair value, and credit risk amounts of the Company's interest rate and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the interest rate and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

							     (In millions)

			    1996			   1995

				    Credit			    Credit
		Notional    Fair    Risk	Notional    Fair    Risk
		Principal   Value   Amount	Principal   Value   Amount
Transactions
Qualifying as
Accounting
Hedges

Interest rate
instruments
   Swaps	$  315      $  (13) $   --      $  450	    $   (7) $    2
   Interest
   rate collars	$   80      $   --  $   --	$  105	    $   --  $   --
   Purchased
   floors	$  475	    $    1  $    1	$   --	    $   --  $   --
   Sold options	$   --      $   --  $   --	$  150	    $   --  $   --

Foreign exchange
instruments
   Spot/Forward
   contracts	$2,035 	    $    9  $   16      $1,211	    $   16  $   23
   Purchased
   options	$1,475 	    $    9  $    9      $1,441	    $   32  $   32

Transactions
Other Than
Accounting
Hedges

Interest rate
instruments
   Swaps	$   --      $   --  $   --	$   10	    $   --  $   --
   Sold options	$   --      $   --  $   --	$  100	    $   (1) $   --

Foreign
exchange
instruments
   Spot/Forward
   contracts	$  182	    $   --  $   --	$   --	    $   --  $   --
   Purchased
   options	$  606 	    $    8  $    8      $3,046	    $  134  $  134
   Sold options	$  506 	    $   (6) $   --	$6,082	    $  (83) $   --

The interest rate swaps generally require the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. As a result, these swaps effectively convert the Company's fixed-rate ten-year debt to floating-rate debt and generally qualify for hedge accounting treatment. Maturity dates for these swaps currently range from one to seven years. At September 27, 1996, and September 29, 1995, interest rate swaps classified as receive-fixed swaps had weighted average receive rates of 6.04% and 5.89%, respectively. Weighted average pay rates on these swaps were 5.82% and 5.88% at September 27, 1996, and September 29, 1995, respectively. The unrealized gains and losses on these swaps are generally deferred and recognized in income in the same period as the hedged transaction. Deferred losses on such contracts totaled approximately $13 million and $9 million at September 27, 1996, and September 29, 1995, respectively.

Interest rate collars limit the Company's exposure to fluctuations in short-term interest rates by locking in a range of interest rates. An interest rate collar is a no-cost structure that consists of a purchased option and a sold option. The Company receives a payment when the three-month LIBOR falls below predetermined levels, and makes a payment when the three-month LIBOR rises above predetermined levels. The entire structure generally qualifies as an accounting hedge. Purchased floors limit the Company's exposure to falling interest rates on its cash equivalents and short-term investments by locking in a minimum interest rate. The
Company receives a payment when interest rates fall below a predetermined level. A purchased floor generally qualifies for hedge accounting treatment and is reported on the balance sheet at its premium cost, which is amortized over the life of the floor. The interest rate collars and purchased floors are generally designated and effective as hedges against interest rate risk on the Company's debt securities classified as available-for-sale and are carried at fair value as an adjustment to the basis of the underlying security. The related unrealized gains and losses,net of taxes, are reported as a component of shareholders' equity and are recognized in income in the same period as the hedged transaction.
Unrealized gains and losses on such contracts were immaterial at September 27, 1996, and September 29, 1995.

Interest rate option contracts require the Company to make payments should certain interest rates either fall below or rise above predetermined levels. These contracts are generally not accounted for as hedges and are carried at fair value with gains and losses recorded currently in income as a component of interest and other income (expense), net.

The foreign exchange forward contracts not accounted for as hedges are carried at fair value with gains and losses recorded currently in income as a component of interest and other income (expense), net. The foreign exchange forward contracts that are designated and effective as hedges are also carried at fair value with gains and losses recorded currently in income as a component of interest and other income (expense), net, against the losses and gains on the hedged transactions. All foreign exchange forward contracts expire within one year.

The premium costs of purchased foreign exchange option contracts that are designated and effective as hedges are amortized over the life of the option. If the option contract is designated and effective as a hedge of a firmly committed transaction, or a probable but not firmly committed transaction, then any gain or loss is deferred until the occurrence of the hedged transaction. Deferred gains and losses on such contracts were immaterial at September 27, 1996, and September 29, 1995. If the option contract is used to hedge an asset or liability, then the hedge is carried at fair value with gains or losses recorded currently in income as a component of interest and other income (expense), net, against the losses or gains on the hedged transaction. As of September 27, 1996, maturity dates for purchased foreign exchange option contracts ranged from one to twelve months.

The purchased and sold foreign exchange option contracts not accounted for as hedges are carried at fair value with gains and losses recorded currently in income as a component of interest and other income
(expense), net. As of September 27, 1996, maturity dates for sold option contracts ranged from one to six months.

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

Notes Payable to Banks

The weighted average interest rates for Japanese yen-denominated notes payable to banks at September 27, 1996, and September 29, 1995, were approximately 1.3% and 2.2%, respectively. The Company had no U.S. dollar-denominated notes payable to banks at September 27, 1996. The weighted average interest rate for U.S. dollar-denominated notes payable to banks at September 29, 1995, was approximately 6.2%.

The carrying amount of notes payable to banks approximates their fair value due to their short-term maturities.

Long-Term Debt
During 1996, the Company issued $661 million aggregate principal amount of 6% unsecured convertible subordinated notes (the "Notes") to certain qualified parties in a private placement. The Notes were sold at 100% of par. The Notes pay interest semi-annually and mature on June 1, 2001. The Notes are convertible by their holders at any time after September 5, 1996 at a conversion price of $29.205 per share subject to adjustments as defined in the Note agreement. The Notes are redeemable by the Company at 102.4% of the principal amount, plus accrued interest, for the twelve-month period beginning June 1, 1999, and at 101.2% of the principal amount, plus accrued interest, for the twelve-month period beginning June 1, 2000. The Notes are subordinated to all present and future senior indebtedness of the Company as defined in the Note agreement. In addition, the Company incurred approximately $15 million of costs associated with the issuance of the Notes. These costs are accounted for as a deduction from the face amount of the Notes and are being amortized over the life of the Notes. In October 1996, the Company registered with the Securities and Exchange Commission $569 million of the aggregate principal amount of the Notes, including the related common shares issuable upon conversion of these Notes.

During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the Securities and Exchange Commission. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004.

The carrying amounts and estimated fair values of the Company's long-term debt are as follows:

								(In millions)

				1996				1995
			Carrying	Fair		Carrying	Fair
			Amount		Value		Amount		Value
Ten-year unsecured
notes			$300 		$259 		$300		$289
Convertible
subordinated notes (1)	$661 		$656		$ --		$ --
Other			$  3      	$  3      	$  3		$  3

(1) The carrying amount of the convertible subordinated note is prior to consideration of the related issuance costs.

The fair value of the ten-year unsecured notes is based on their listed market value as of September 27, 1996. The fair value of the convertible subordinated notes is based on estimates from several financial institutions.



Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists of the following:
								(In millions)

							1996	1995	1994
Interest income						$ 60	$100	$ 43
Interest expense					 (60)	 (48)	 (40)
Foreign currency gain (loss)				  30	 (15)	   9
Net premiums and discounts earned (paid) on foreign
exchange instruments					 (13)	 (46)	 (34)
Realized gains on the sale of available-for-sale and
other securities				 	  74	   1	  --
Other income (expense), net				  (3)	  (2)	  --
 							$ 88	$(10)	$(22)

Concentrations of Risk

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

The counterparties to the agreements relating to the Company's investments and foreign exchange and interest rate instruments consist of a number of major international financial institutions. To date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors its positions and the credit ratings of such counterparties, and limits the financial exposure and the number of agreements and contracts it enters into with any one party. The Company generally does not require collateral from counterparties, except for margin agreements associated with the ten-year interest rate swaps on the Company's ten-year unsecured notes. To mitigate the credit risk associated with these ten-year swap transactions, the Company entered into margining agreements with its third-party bank counterparties. Margining under these agreements does not start until 1997. Furthermore, these agreements would require the Company or the counterparty to post margin only if certain credit risk thresholds were exceeded.

Concentrations in the Available Sources of Supply of Materials and Product

Although certain components essential to the Company's business are generally available from multiple sources, other key components
(including microprocessors and application-specific integrated circuits, or "ASICs") are currently obtained by the Company from single sources. If the supply of a key single-sourced component to the Company were to be delayed or curtailed, the Company's ability to ship the related product utilizing such component in desired quantities and in a timely manner could be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternate source. In addition, the Company uses some components that are not common to the rest of the personal computer industry. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Finally, a significant portion of the Company's CPUs and logic boards are now manufactured by SCI Systems, Inc.
("SCI"). Although the Company works closely with SCI on manufacturing schedules and levels, the Company's operating results could be adversely affected if SCI were unable to meet its production obligations.

Significant Customers

No customer accounted for more than 10% of the Company's net sales in 1996, 1995, or 1994.

Advertising Costs

Advertising expense was $183 million, $205 million, and $158 million for 1996, 1995, and 1994, respectively.

Restructuring of Operations

In the second quarter of 1996, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for Company products and the Company's adoption of a new strategic direction. The Company's restructuring actions consist primarily of terminating approximately 1,500 full-time employees (down from an initial planned termination of approximately 2,800), approximately 900 of whom have been terminated through September 27, 1996, excluding employees who were hired by SCI
Systems, Inc. and MCI Systemhouse, the purchasers of the Company's
Fountain, Colorado, manufacturing facility and the Napa, California, data center facility, respectively);canceling or vacating certain facility leases as a result of these employee terminations; writing down certain land, buildings and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts as a result of terminating eWorld, Apple's on-line service. These actions resulted in an initial charge of $207 million. The charge was adjusted downward by $28 million in the fourth quarter of 1996, primarily as a result of greater than expected voluntary terminations, which led to fewer than planned involuntary terminations, as well as lower than expected costs to cancel or vacate certain facility leases, partially offset by greater than expected costs to cancel certain contracts and to write down certain operating assets sold or to be sold. The restructuring actions have resulted in cash expenditures of $55 million and noncash asset write-downs of $7 million through September 27, 1996. The Company expects that the remaining $117 million accrued balance at September 27, 1996, will result in cash expenditures of approximately $60 million over the next twelve months and approximately $10 million thereafter. The Company expects that most of the contemplated restructuring actions will be completed within the next six months and will be financed through current working capital and continued short-term borrowings.

The following table depicts the restructuring activity through September
27, 1996:

(In millions)

			Total			   Adjustments:	  Balance at
			Restructuring		   Increase/	  September 27,
Category		Charge		Spending   (Decrease)	  1996
Payments to employees
involuntarily
terminated (C)		$115		$(48)	   $(34)	  $ 33
Payments on canceled
or vacated facility
leases (C)		  26		  (4)	     (7)	    15
Write-down of operating
assets to be sold (N)	  48	  	  (7)	      6		    47
Payments on canceled
contracts (C)      	  18		  (3)	      7		    22
			$207		$(62)	   $(28)	  $117

(C): Cash; (N): Noncash.

In the third quarter of 1993, the Company initiated a plan to restructure its operations worldwide in order to address the competitive conditions in the personal computer industry. In connection with this plan, the Company recorded a $321 million charge to operating expenses. In 1995 and 1994, the Company lowered its estimate of the total costs associated with this restructuring and recorded an adjustment that increased income by $23 million and $127 million, respectively. These adjustments primarily reflected the modification or cancelation of certain elements of the Company's original restructuring plan because of changing business and economic conditions that made certain elements of the restructuring plan financially less attractive than originally anticipated. In addition, some actions were completed at a lower cost than originally estimated.

Income Taxes

The provision (benefit) for income taxes consists of
the following:						(In millions)

				 1996		 1995		 1994
Federal:
Current				$(125)   	$  26		$  61
Deferred			 (279)		  113		   20
				 (404)		  139		   81
State:
Current				   (2)		    1		    6
Deferred			  (71)		   15		   20
				  (73)		   16		   26
Foreign:
Current				   (1)		   89		   71
Deferred			   (1)		    6		   12
				   (2)		   95		   83

Provision (benefit) for
income taxes			$(479)     	$ 250   	$ 190

The foreign provision (benefit) for income taxes is based on foreign pretax earnings (loss) of approximately $(141) million, $572 million, and $474 million in 1996, 1995, and 1994, respectively. A substantial portion of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries and is generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation on repatriation to the United States. The Company's financial statements fully provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the United States. U.S. income taxes have not been provided on a cumulative total of $395 million of such earnings.
It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely reinvested earnings, the Company provides for federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

At September 27, 1996, and September 29, 1995, the significant components of the Company's deferred tax assets and liabilities were:
							     (In millions)

				September 27, 1996	September 29, 1995
Deferred tax assets:
   Accounts receivable and
   inventory reserves			$105   			$  87
   Accrued liabilities and other
   reserves				 139			   85
   Basis of capital assets and
   investments				  82			   82
   Tax losses and credits 		 175			   --
   Total deferred tax assets		 501			  254
Less: Valuation allowance		  14			   14
Net deferred tax assets			 487			  240

Deferred tax liabilities:
   Unremitted earnings of
   subsidiaries				 467			  648
   Other				  11			   27
Total deferred tax liabilities		 478			  675

Net deferred tax asset (liability)	$  9  			$(435)


At September 27, 1996, the Company had operating loss carryforwards for tax purposes of approximately $273 million, which expire principally in 2011. Substantially all of the remaining benefits from tax losses and credits do not expire.

The net change in the total valuation allowance was negligible in 1996 and an increase of $3 million in 1995.

A reconciliation of the provision (benefit) for income taxes, with the amount computed by applying the statutory federal income tax rate  (35%
in 1996, 1995, and 1994) to income (loss) before provision (benefit) for income taxes, is as follows:
								(In millions)

							1996	1995	1994
Computed expected tax					$(453) 	$236	$175
State taxes, net of federal benefit			  (48)	  10	  17
Research and development tax credit			   --	  (1)	  (1)
Indefinitely invested earnings of foreign
subsidiaries						   --	 (21)	 (49)
Valuation allowance					   --	   3	   9
Other individually immaterial items			   22	  23	  39
Provision (benefit) for income taxes			$(479)  $250	$190
Effective tax rate					  37%	 37%	 38%


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

Stock Option Plans

The Company has in effect a 1990 Stock Option Plan (the "1990 Plan").
The 1981 Stock Option Plan terminated in October 1990 and the 1987 Executive Long Term Stock Option Plan (the "1987 Plan") terminated in
July 1995. Options granted before those plan termination dates remain outstanding in accordance with their terms. Options may be granted under the 1990 Plan to employees, including officers and directors who are employees, at not less than the fair market value on the date of grant. These options generally become exercisable over a period of three years, based on continued employment, and generally expire ten years after the grant date. The 1990 Plan permits the granting of incentive stock options, nonstatutory stock options, and stock appreciation rights.

In December 1996, the Board of Directors adopted an amendment to the 1990 Plan to increase the number of shares reserved for issuance by 1 million, subject to shareholder approval at the Company's Annual Meeting of Shareholders scheduled for February 1997. In July 1995, the Board of Directors adopted an amendment to the 1990 Plan to increase the number of shares reserved for issuance by 8.6 million. In December 1995, the Board of Directors adopted a new amendment to reduce this increase to 4.2 million shares. This new amendment was approved by the Company's shareholders in January 1996. Also in July 1995, the Board of Directors resolved to terminate the 1987 Plan and transfer all unused shares remaining under the 1987 Plan to the 1990 Plan. This resolution was approved by the Company's shareholders in January 1996.

In March 1996, the Board of Directors approved the issuance of options to purchase 1 million shares of common stock to the Chief Executive Officer of the Company, subject to shareholder approval at the Company's Annual Meeting of Shareholders scheduled for February 1997. These options will have an exercise price of $26.25 per share and will become exercisable over five years. As the issuance of these options is pending shareholder approval, they are not included as outstanding in the table below.

On May 14, 1996, the Board of Directors adopted a resolution allowing employees up to and including the level of Vice President to exchange
1.25 options at their existing option price for 1.0 new options having an exercise price of $26.375 per share, the fair market value of the Company's common stock at May 29, 1996. Options received under this program are subject to one year of additional vesting such that the new vesting date for each vesting portion will be the later of May 29, 1997, and the original vesting date plus one year. Approximately 2.9 million options were exchanged under this program.

Summarized information regarding the Company's stock option plans as of September 27, 1996, is as follows:

				     (In thousands, except per share amounts)

					Number of Shares	Price per Share
Outstanding at September 29, 1995	 	13,877		$ 7.50- $68.00
   Granted					 8,873
   Exercised					  (450)		$ 7.50- $37.00
   Expired or canceled				(8,188)
Outstanding at September 27, 1996		14,112 		$14.83- $68.00
Exercisable					 4,284
Reserved for issuance				20,598
Available for future grant			 6,486

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

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the "Purchase Plan") under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of the offering period. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. As of September 27, 1996, approximately 400,000 shares were reserved for future issuance under the Purchase Plan. In December 1996, the Board of Directors adopted an amendment to the Purchase Plan to increase the number of shares reserved for issuance by 3.5 million, subject to shareholder approval at the Company's Annual Meeting of Shareholders scheduled for February 1997. In July 1995, the Board of Directors adopted an amendment to the Purchase Plan to increase the number of shares reserved for issuance by 3 million. In December 1995, the Board of Directors adopted a new amendment to reduce this increase to 1.5 million shares. This new amendment was approved by the Company's shareholders in January 1996.

Chief Executive Officer Performance Shares

In February of 1996, the Board of Directors approved the issuance of up to 1 million shares of common stock (the "Performance Shares") to the Chief Executive Officer of the Company, subject to shareholder approval at the Company's Annual Meeting of Shareholders scheduled for February 1997.
The Company may issue up to 200,000 Performance Shares for each full fiscal year during the five-year term of the Chief Executive Officer's employment agreement, which began on February 2, 1996. For each partial fiscal year during the term of this agreement, the number of shares that may be issued shall be prorated to reflect that partial year. The issuance of the Performance Shares is subject to the achievement of certain performance goals established by the Board of Directors at the beginning of the employment agreement and at the beginning of each subsequent fiscal year during the term of the employment agreement. As these Performance Shares are pending shareholder approval, they are not included as outstanding on the accompanying balance sheet. However, the related estimated compensation expense is included in the 1996 results of operations and is immaterial. The Performance Shares for years after 1996 will become part of the Senior Officers Restricted Performance Share Plan (refer to discussion below) upon approval of the Senior Officers Restricted Performance Share Plan by the Company's shareholders at the Annual
Meeting of Shareholders scheduled for February 1997.

Senior Officers Restricted Performance Share Plan

In December 1996, the Company's Board of Directors approved a Senior Officers Restricted Performance Share Plan (the "Performance Share
Plan") for which officers of the Company at the level of Senior Vice President and above, and other key employees as recommended by management and designated by the Compensation Committee of the Board, will be eligible. The Performance Share Plan provides for a grant of shares to each eligible participant, with annual vesting conditioned on the achievement of performance goals established in advance by the Compensation Committee and subject to such other terms as may be determined by the Committee. The Performance Share Plan is intended to provide an incentive for superior performance, to promote the maintenance of substantial stock ownership levels by officers of the Corporation, and to enable the Corporation to attract and retain highly qualified executive officers. The Company's Board of Directors has reserved 2 million shares for issuance under the provisions of the Performance Share Plan. The Performance Share Plan is subject to shareholder approval at the Annual Meeting of Shareholders scheduled for February 1997.

Stock Repurchase Programs

In November 1992, the Board of Directors authorized the purchase of up to 10 million shares of the Company's common stock in the open market. Approximately 6.6 million shares remain authorized for repurchase. No shares were repurchased under this authorization in 1996, 1995, or 1994.

Employee Savings Plan

The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit ($9,500 for calendar year 1996). Effective October 1, 1995, the Company matches 50% to 100% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. Prior to October 1, 1995, the Company matched 30% to 70% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. The Company's matching contributions to the Savings Plan were approximately $22 million, $15 million, and $11 million in 1996, 1995, and 1994, respectively.

Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of five to ten years and generally provide renewal options for terms of up to five additional years. Rent expense under all operating leases was approximately $129 million, $127 million, and $122 million in 1996, 1995, and 1994, respectively. Future minimum lease payments under these noncancelable operating leases having remaining terms in excess of one year as of September 27, 1996, are as follows:

			(In millions)

1997				$ 47
1998				  44
1999				  32
2000				  24
2001				  16
Later years			  25
Total minimum lease payments	$188

Purchase Commitment

In connection with the sale of its Fountain, Colorado, manufacturing facility to SCI Systems, Inc. ("SCI"), the Company is obligated to purchase certain percentages of its total annual volumes of CPUs and logic boards
from SCI over each of the next three years.   The Company has met these
obligations through September 27, 1996, and believes it will meet them in the future.

Litigation

Abraham and Evelyn Kostick Trust v. Peter Crisp  et al.
In January 1996, a purported shareholder class action was filed in the California Superior Court for Santa Clara County naming the Company and its directors as defendants. The complaint sought injunctive relief and damages and alleged that acts of mismanagement resulted in a depressed price for the Company. In February 1996, the complaint was amended to add a former director as a defendant and to add purported class and derivative claims based on theories such as breach of fiduciary duty, misrepresentation, and insider trading. In July 1996, the Court sustained defendants' demurrer and dismissed the amended complaint on a variety of grounds and granted plaintiffs leave to amend the complaint. In October 1996, the plaintiffs filed a second amended complaint naming the Company's directors and certain former directors as defendants and again alleging purported class and derivative claims, seeking injunctive relief and damages (compensatory and punitive) based on theories such as breach of fiduciary duty, misrepresentation, and insider trading. In November 1996, the Company filed a demurrer seeking dismissal of the second amended complaint.

Derek Pritchard v. Michael Spindler et al.
In March 1996, a purported shareholder class action was filed in the California Superior Court for Santa Clara County naming certain current and former directors of the Company as defendants. The complaint sought damages and alleged that the defendants breached their fiduciary duty by allegedly rejecting an offer from a computer company (not named in the complaint) to acquire the Company at a price in excess of $50 per share. In August 1996, the Court sustained defendants' demurrer and dismissed the complaint on a variety of grounds, and granted plaintiff leave to amend the complaint. In October 1996, the plaintiff filed his first amended complaint in which he asserted the same purported cause of action as the original complaint, alleged additional facts purportedly in support thereof, and added the Company as a defendant. The Company intends to file a demurrer seeking dismissal of the first amended complaint.

LS Men's Clothing Defined Benefit Pension Fund v. Michael Spindler et al. In May 1996, an action was filed in the California Superior Court for Alameda County naming as defendants the Company and certain of its current and former officers and directors. The complaint seeks compensatory and punitive damages and generally alleges that the defendants misrepresented or omitted material facts about the Company's operations and financial results, which plaintiff contends artificially inflated the price of the Company's stock. The case has been transferred to the California Superior Court for Santa Clara County. None of the defendants has yet responded to the complaint.

"Repetitive Stress Injury" Litigation
The Company is named in numerous lawsuits (fewer than 100) alleging that the plaintiff incurred so-called "repetitive stress injury" to the upper extremities as a result of using keyboards and/or mouse input devices sold by the Company. On October 4, 1996, in a trial of one of these cases
(Dorsey v. Apple) in the United States District Court for the Eastern District of New York, the jury rendered a verdict in favor of the Company, and final judgement in favor of the Company has been entered. The other cases are in various stages of pretrial activity. These suits are similar to those filed against other major suppliers of personal computers. Ultimate resolution of the litigation against the Company may depend on progress in resolving this type of litigation in the industry overall.

Monitor-Size Litigation
In August 1995, the Company was named, along with 41 other entities, including computer manufacturers and computer monitor vendors, in a putative nationwide class action filed in the California Superior Court for Orange County, styled Keith Long et al. v. AAmazing Technologies Corp.
et al. The complaint alleges that each of the defendants engaged in false or misleading advertising with respect to the size of computer monitor screens. Also in August 1995, the Company was named as the sole defendant in a purported class action alleging similar claims filed in the New Jersey Superior Court for Camden County, entitled Mahendri Shah v.
Apple Computer, Inc. Subsequently, in November 1995, the Company, along with 26 other entities, was named in a purported class action alleging similar claims filed in the New Jersey Superior Court for Essex County, entitled Maizes & Maizes v. Apple Computer, Inc. et al. Similar putative class actions have been filed in other California counties in which the Company was not named as a defendant. The complaints in all of these cases seek restitution in the form of refunds or product exchange, damages, punitive damages, and attorneys fees. In December 1995, the California Judicial Council ordered all of the California actions, including Long, coordinated for purposes of pretrial proceedings and trial before a single judge, the Honorable William Cahill, sitting in the County of San
Francisco. All of the California actions were subsequently coordinated under the name In re Computer Monitor Litigation and a master consolidated complaint filed superseding all of the individual complaints in those actions. On July 3, 1996, Judge Cahill ordered all of the California cases dismissed without leave to amend as to plaintiffs residing in California on the ground that a stipulated judgment entered in September
1995 in a prior action brought by the California Attorney General alleging the same cause of action was res judicata as to the plaintiffs in the consolidated California class action suits. This order may be subject to appellate review at a later stage of the proceedings. Both the New Jersey cases and the consolidated California cases are at a preliminary stage, with no discovery having taken place.

The Company has various claims, lawsuits, disputes with third parties, investigations, and pending actions involving allegations of false or misleading advertising, product defects, discrimination, infringement of intellectual property rights, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters is not determinable.

The Company believes the resolution of the foregoing actions will not have a material adverse effect on its financial condition. However, depending on the amount and timing of any unfavorable resolution of these lawsuits, it is possible that the Company's results of operations could be materially affected in a particular period.

Industry Segment and Geographic Information

The Company operates in one principal industry segment: the design, manufacture, and sale of personal computing products. The Company's products are sold primarily to the business, education, home, and government markets.

Geographic financial information is as follows:
								(In millions)

							  1996	  1995	 1994
Net sales to unaffiliated customers:
Americas 						$ 5,256 $ 6,356	$5,440
EMEA							  2,222	  2,365	 2,096
Japan							  1,792	  1,822	 1,234
Asia Pacific						    563	    519	   419
   Total net sales					$ 9,833 $11,062	$9,189

Transfers between geographic areas (eliminated in
consolidation):
Americas 						$   517 $   511	$  409
EMEA							    121	    178	   234
Japan							     --	     --	    --
Asia Pacific 						  3,035	  3,619	 2,618
   Total transfers					$ 3,673 $ 4,308	$3,261

Operating income (loss):
Americas 						$(1,198)$  (26)	$ (27)
EMEA							   (186)   245	   27
Japan							     (4)    47	   47
Asia Pacific						      3	   388	  245
Eliminations						      2	    30	  (19)
Corporate income (expense), net 			     88	   (10)	  (22)
   Income (loss) before income taxes			$(1,295)$ 674	$ 500

Identifiable assets:
Americas 						$ 2,106 $ 3,112	$2,393
EMEA							    648	    927	   824
Japan							    559	    686	   522
Asia Pacific						    312	    581	   364
Eliminations						    (26)    (34)   (67)
Corporate assets				 	  1,765	    959	 1,267
   Total assets						$ 5,364	$ 6,231	$5,303

"Americas" comprises North and South America. "EMEA" is an abbreviation for Europe, the Middle East, and Africa. "Asia Pacific" does not include Japan. Prior year amounts have been restated to conform to the current year's presentation. "Net sales to unaffiliated customers" is based on the location of the customers. Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Operating income (loss) by geographic area consists of total net sales less operating expenses, and does not include an allocation of general corporate expenses. The restructuring charges recorded in 1996, and the adjustments recorded in 1995 and 1994 to the restructuring charges recorded in 1993, are included in the calculation of operating income (loss) for each geographic area. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents, short-term investments, equity securities, and joint venture investments.

A large portion of the Company's revenue is derived from its international operations, and a majority of the products sold internationally are manufactured in the Company's facilities in Cork, Ireland; and Singapore.
As a result, the Company is subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight charges.

Selected Quarterly Financial Information (Unaudited)

(Tabular amounts in millions, except per share amounts)

		Fourth		Third		Second		First
		Quarter		Quarter		Quarter		Quarter

1996
Net sales	$2,321		$2,179		$2,185		$3,148
Gross margin	$  511		$  403		$ (421)		$  475
Net income(loss)$   25  	$  (32) 	$ (740)		$  (69)
Earnings (loss)
per common and
common equivalent
share		$ 0.20		$(0.26)		$(5.99)		$(0.56)
Cash dividends
declared per
common share	$  ---		$  ---		$  ---		$ 0.12
Price range per
common share	$25.00 -$16.00  $28.88 -$19.63  $35.50 -$23.00  $42.50 -$31.44

1995

Net sales	$3,003		$2,575		$2,652		$2,832
Gross margin	$  621		$  728		$  695		$  814
Net income 	$   60		$  103		$   73		$  188
Earnings per
common and
common equivalent
share		$ 0.48		$ 0.84		$ 0.59		$ 1.55
Cash dividends
declared per
common share	$ 0.12		$ 0.12		$ 0.12		$ 0.12
Price range per
common share	$49.88-$ 34.69	$50.13-$ 33.63	$48.00 -$ 33.88 $43.75-$ 32.50

At September 27, 1996, there were 30,008 shareholders of record.

The Company began declaring quarterly cash dividends on its common stock in April 1987. The dividend policy is determined by the Board of Directors and is dependent on the Company's earnings, capital requirements financial condition and other factors. The Company suspended paying dividends on its common stock beginning in the second quarter of 1996. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

The price range per common share represents the highest and lowest prices for the Company's common stock on the Nasdaq National Market during each quarter.

Net income for the fourth quarter of 1996 includes an adjustment to the 1996 restructuring charge that increased income by $28 million. Net loss for the second quarter of 1996 includes a $616 million charge for the write-down of certain inventory and related actions, as well as a $207 million restructuring charge. Net income for the third and first quarters of 1995 includes adjustments to the 1993 restructuring charge that increased income by $6 million and $17 million, respectively.

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

Item 11. Executive Compensation

Information regarding executive compensation is set forth in the Proxy Statement under the heading "Information About Apple Computer, Inc. - Change in Control Arrangements", "Information About Apple Computer,
Inc. - Director Compensation", "Information About Apple Computer, Inc. - Arrangements with Executive Officers", "Report of the Compensation Committee of the Board of Directors on Executive Compensation", and "Information Regarding Executive Compensation", which information is hereby incorporated by reference.

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

2. Financial Statement Schedule
   The financial statement schedule of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K is hereby incorporated by reference.

3. Exhibits

   The exhibits listed under Item 14(c) are filed as part of this Form 10-K.

(b)	Reports on Form 8-K

No Current Reports on Form 8-K were filed by Apple with the Securities and Exchange Commission during the fourth quarter of fiscal 1996.

(c) Exhibits

Exhibit
Number	Notes*	Description

3.1	88-S3	Restated Articles of
		Incorporation, filed with the
		Secretary of State of the State of
		California on January 27, 1988.

3.2	90/2Q	Amendment to Restated Articles
		of Incorporation, filed with the
		Secretary of State of the State of
		California on February 5, 1990.

3.3	95/1Q	By-Laws of the Company, as
		amended through November 2,1994.

4.1	89-8A	Common Shares Rights
		Agreement dated as of May 15,
		1989 between the Company and
		the First National Bank of
		Boston, as Rights Agent.

4.1.1	96-S3/A	Indenture, dated as of June 1,
		1996, between the Company
		and Marine Midland Bank, as
		Trustee, relating to the 6% Convertible
		Subordinated Notes due June 1, 2001.

4.2	94/2Q	Indenture dated as of February 1,
		1994, between the Company
		and Morgan Guaranty Trust
		Company of New York (the "Indenture").

4.2.1	96-S3/A	Form of 6% Convertible Subordinated Notes
		due June 1, 2001 included in Exhibit 4.1.1.

4.3	94/2Q	Supplemental Indenture dated as
		of February 1, 1994, among the
		Company, Morgan Guaranty
		Trust Company of New York,
		as resigning trustee, and
		Citibank, N.A., as successor trustee.

4.3.1	96-S3/A	Specimen Certificate of
		Common Stock of Apple
		Computer, Inc. (Incorporated by
		reference to Exhibit 4.5 to the
		Company's Registration
		Statement on Form S-3 (file no.
		33-62310) filed with the
		Securities and Exchange
		Commission on May 6, 1993).

4.4	94/2Q	Officers' Certificate, without
		exhibits, pursuant to Section
		301 of the Indenture,
		establishing the terms of the
		Company's 6 1/2% Notes due 2004.

*   Footnotes appear on page 56.

Exhibit
Number	Notes*	Description

4.5	  94/2Q		Form of the Company's 6 1/2%
			Notes due 2004.

4.8	  96-S3/A	Registration Rights Agreement,
			dated June 7, 1996 among the
			Company and Goldman, Sachs
			& Co. and Morgan Stanley &
			Co. Incorporated.

10.A.1	  93/3Q**	1981 Stock Option Plan, as amended.

10.A.2	  91K**		1987 Executive Long Term
			Stock Option Plan.

10.A.3	  91K**		Apple Computer, Inc. Savings
			and Investment Plan, as
			amended and restated effective as
			of October 1, 1990.

10.A.3-1  92K**		Amendment of Apple
			Computer, Inc. Savings and
			Investment Plan dated March 1,
			1992.

10.A.4	  88K**		Form of Director Warrant.

10.A.5	  **		1990 Stock Option Plan, as
			amended through September 9,
			1996.

10.A.6	  **		Apple Computer, Inc.
			Employee Stock Purchase Plan,
			as amended through September
			9, 1996.

10.A.7	  96/1Q**	1996 Senior / Executive
			Incentive Bonus Plan.

10.A.8	  91K**		Form of Indemnification
			Agreement between the
			Registrant and each officer of
			the Registrant.

10.A.15-1 93K-10.A.15**	1993 Executive Restricted Stock
			Plan

10.A.19	  96/1Q**	Executive Severance Plan as
		  	amended and restated effective as
		  	of January 15, 1996

10.A.19-1 95/3Q** 	Supplement to the Executive
		  	Severance Plan effective as of
		  	June 9, 1995.

10.A.21	  95/3Q**	Form of Senior Executive
			Retention Agreement dated June
			9, 1995.

10.A.23	  96/1Q**	Separation Agreement dated
			December 1, 1995, between
			Registrant and Daniel Eilers.

10.A.24	  96/1Q**	Separation Agreement dated
			October 31, 1995, between
			Registrant and Joseph A.
			Graziano.

10.A.25	  96/1Q**	Summary of Principal Terms of
			Employment between Registrant and
			Gilbert F. Amelio.

10.A.26	  96/2Q**	Employment  Agreement dated
			February 28, 1996, between
			Registrant and Gilbert F.
			Amelio.

10.A.27	  96/2Q**	Employment  Agreement dated
			February 26, 1996, between
			Registrant and George M.
			Scalise.

*   Footnotes appear on page 56.
** Represents a management contract or compensatory plan or arrangement.

Exhibit
Number	Notes*	Description

10.A.28	96/2Q**	Employment  Agreement dated
		March 4, 1996, between
		Registrant and Fred D.
		Anderson, Jr.

10.A.29	96/2Q**	Retention Agreement dated
		March 4, 1996, between
		Registrant and Fred D.
		Anderson, Jr.

10.A.30	96/2Q**	Employment  Agreement dated
		April 2, 1996, between
		Registrant and John Floisand.

10.A.31	96/2Q**	Employment  Agreement dated
		April 3, 1996, between Apple
		Japan, Inc. and John Floisand.

10.A.32	96/3Q**	Employment  Agreement dated
		June 13, 1996, between
		Registrant and Robert M.
		Calderoni.

10.A.33	96/3Q**	Employment  Agreement dated
		June 25, 1996, between
		Registrant and Ellen M.
		Hancock.

10.A.34	96/3Q**	Retention Agreement dated June
		25, 1996, between Registrant
		and Ellen M. Hancock.

10.A.35	96/3Q**	Retention Agreement dated June
		27, 1996, between Registrant
		and George M. Scalise.

10.A.36	96/3Q**	Airplane Use Agreement dated
		June 27, 1996, among
		Registrant, Gilbert F. Amelio
		and Aero Ventures.

10.A.37	96/3Q**	Letter Agreement dated May 1,
		1996, between Registrant and
		Jeanne Seeley.

10.A.38	96/3Q**	Separation Agreement effective
		March 28, 1996, between
		Registrant and Michael H.
		Spindler.

10.A.39	96/3Q**	Letter Agreement effective June
		3, 1996, between Registrant and
		James J. Buckley.

10.A.40	**	Employment Agreement
		effective June 3, 1996, between
		Registrant and G. Frederick
		Forsyth.

10.B.1 88K-10.1	Master OEM Agreement dated
		as of January 26, 1988 between
		the Company and Tokyo
		Electric Co. Ltd.

10.B.7	91-8K-7	Know-how and Copyright
		License Agreement (Power PC
		Architecture) dated as of
		September 30, 1991 between
		IBM and the Registrant.

10.B.8	91-8K-8	Participation in the Customer
		Design Center by the Registrant
		dated as of September 30, 1991
		between IBM and the
		Registrant.

10.B.9	91-8K-9	Agreement for Purchase of IBM
		Products (Original Equipment
		Manufacturer) dated as of
		September 30, 1991 between
		IBM and the Registrant.

10.B.11	91K	Agreement dated October 9,
		1991 between Apple Corps
		Limited and the Registrant.
*   Footnotes appear on page 56.
** Represents a management contract or compensatory plan or arrangement.

Exhibit
Number	Notes*	Description

10.B.12	92K	Microprocessor Requirements
		Agreement dated January 31,
		1992 between the Registrant and
		Motorola, Inc.

10.B.13	96/2Q	Restructuring Agreement dated
		December 14, 1995, among
		Registrant, Taligent, Inc. and
		International Business Machines
		Corporation.

10.B.14	96/2Q	Stock Purchase Agreement dated
		April 4, 1996 between
		Registrant and SCI Systems,
		Inc.

10.B.16	96/3Q	Fountain Manufacturing
		Agreement dated May 31, 1996
		between Registrant and SCI
		Systems, Inc.

11		Computation of earnings (loss)
		per common share.

21		Subsidiaries of the Company.

23		Consent of Independent
		Auditors.

24		Power of Attorney.

27		Financial Data Schedule.


*   Footnotes appear on page 56.

NOTES
88K		Incorporated by reference to Exhibit 10.22 to the Company's
		Annual Report on Form 10-K for the fiscal year ended September 30, 1988(the "1988 Form 10-K").

88-S3 		Incorporated by reference to Exhibit 4.1 to the Company's
		Registration Statement on Form S-3 (file no. 33-23317) filed
		July 27, 1988.

88K-10.1	Incorporated by reference to Exhibit 10.1 to the 1988 Form
		10-K. Confidential treatment as to certain portions of these agreements has been granted.

89-8A		Incorporated by reference to Exhibit 1 to the Company's
		Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 26, 1989.

90/2Q		Incorporated by reference to Exhibit 3.2 to the Company's
		Quarterly Report on Form 10-Q for the quarter ended March 30,
		1990.

91K		Incorporated by reference to the exhibit of that number in the
		Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1991 (the "1991 Form 10-K").

91-8K-7		Incorporated by reference to Exhibit 7 to the October 1991
		Form 8-K.

91-8K-8		Incorporated by reference to Exhibit 8 to the
		October 1991 Form 8-K.

91-8K-9		Incorporated by reference to Exhibit 9 to the
		October 1991 Form 8-K.

92K		Incorporated by reference to the exhibit of that number in
		the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1992 (the "1992 Form 10-K").

93K-10.A.15	Incorporated by reference to Exhibit 10.A.15 to
		the 1993 Form 10-K.

93/3Q 		Incorporated by reference to Exhibit 10.A.1 to the Company's
		Quarterly Report on Form 10-Q for the quarter ended June 25,
		1993.

94/2Q		Incorporated by reference to the exhibit of that number in
		the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1994.

95/1Q		Incorporated by reference to the exhibit of that
		number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 30, 1994.

95/3Q		Incorporated by reference to the exhibit of that
		number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

96/1Q		Incorporated by reference to the exhibit of that
		number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1995.

96/2Q		Incorporated by reference to the exhibit of that
		number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996.

96/3Q		Incorporated by reference to the exhibit of that
		number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996.

96-S3/A-4.1.1,
-4.2.1, -4.3.1,
-4.8		Incorporated by reference to exhibits 4.1, 4.2, 4.3,
		and 4.8, respectively, in the Company's Registration Statement on Form S-3/A (file no. 333-10961) filed October 30, 1996.

(d)	Financial Statement Schedule
	 See Item 14(a)(2) of this Form 10-K.

(Exhibit 23)



CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 2-70449, 2-77563, 2-85095, 33-00866, 33-
23650, 33-31075, 33-40877, 33-47596, 33-57092 33-57080, 33-53873,
33-53879, 33-53895, 33-60279,33-60281, and 333-07437) pertaining to the 1981 and 1990 Stock Option Plans, the Employee Stock Purchase
Plan, the 1980 Key Employee Stock Purchase Plan, the 1986 Employee Incentive Stock Option Plan, the 1987 Executive Long Term Stock
Option Plan, the 1993 Executive Restricted Stock Plan, and the Form of Director Warrant of Apple Computer, Inc. and Form S-3 No. 33-62310 and Form S-3/A No. 333-10961 in the related Prospectuses of our report dated October 14, 1996 with respect to the consolidated financial statements and schedule of Apple Computer, Inc. included in this Annual Report (Form 10-K) for the year ended September 27, 1996.








/s/ Ernst & Young LLP
Ernst & Young LLP

San Jose, California
December 18, 1996

				SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			   APPLE COMPUTER, INC.
			       (Registrant)

			By:  /s/Gilbert F. Amelio

			    GILBERT F. AMELIO
		   Chairman and Chief Executive Officer
			    December 18, 1996

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gilbert F. Amelio and George M. Scalise, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Gilbert F. Amelio		/s/ Fred D. Anderson
GILBERT F. AMELIO		FRED D. ANDERSON
Chairman and 			Executive Vice President, and
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer), 	(Principal Financial Officer)
and Director			December 18, 1996
December 18, 1996

/s/ A. C. Markkula, Jr.		/s/ Delano E. Lewis
A. C. MARKKULA, JR.		DELANO E. LEWIS
Director			Director
December 18, 1996		December 18, 1996


/s/ Bernard Goldstein		/s/ Edgar S. Woolard, Jr.
BERNARD GOLDSTEIN		EDGAR S. WOOLARD, JR.
Director			Director
December 18, 1996		December 18, 1996

/s/ B. Jurgen Hintz		/s/ Gareth C. C. Chang
B. JURGEN HINTZ			GARETH C. C. CHANG
Director			Director
December 18, 1996		December 18, 1996

/s/ Katherine M.Hudson
KATHERINE M. HUDSON
Director
December 18, 1996


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

							SCHEDULE II

				APPLE COMPUTER, INC.

		VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

				  (In millions)



					Charged to
Allowance for		Beginning	Costs and		     Ending
Doubtful Accounts:	Balance		Expenses    Deductions (1)   Balance

Year Ended
September 27,1996	$87		$28 	    $24 	     $91

Year Ended
September 29,1995	$91		$17 	    $21 	     $87

Year Ended
September 30,1994	$84		$25	    $18	   	     $91








(1) Represents amounts written off against the allowance, net of recoveries.

INDEX TO EXHIBITS

Exhibit
Index
Number  Notes	Description	 					Page

3.1	(1)	Restated Articles of Incorporation, filed with the
		Secretary of State of the State of California on
		January 27, 1988.					52

3.2	(1)	Amendment to Restated Articles of
		Incorporation, filed with the Secretary of State of
		the State of California on February 5, 1990.		52

3.2	(1)	By-Laws of the Company, as amended through
		April 20, 1994.						52

4.1	(1)	Common Shares Rights Agreement dated as of
		May 15, 1989 between the Company and the
		First National Bank of Boston, as Rights Agent.		52

4.1.1	(1)	Indenture, dated as of June 1, 1996, between the
		Company and Marine Midland Bank, as Trustee,
		relating to the 6% Convertible Subordinated Notes
		due June 1, 2001.					52

4.2	(1)	Indenture dated as of February 1, 1994, between
		the Company and Morgan Guaranty Trust
		Company of New York (the "Indenture").			52

4.2.1	(1)	Form of the 6% Convertible Subordinated Notes
		due June 1, 2001 included in Exhibit 4.1.1.		52

4.3	(1)	Supplemental Indenture dated as of February 1,
		1994, among the Company, Morgan Guaranty
		Trust Company of New York, as resigning
		trustee, and Citibank, N.A., as successor trustee.	52

4.3.1	(1)	Specimen Certificate of Common Stock of
		Apple Computer, Inc. (Incorporated by reference
		to Exhibit 4.5 to the Company's Registration
		Statement on Form S-3 (file no. 33-62310) filed
		with the Securities and Exchange Commission
		on May 6, 1993.).					52

4.4	(1)	Officers' Certificate, without exhibits, pursuant
		to Section 301 of the Indenture, establishing the
		terms of the Company's 6 1/2% Notes due 2004.		52

4.5	(1)	Form of the Company's 6 1/2% Notes due 2004.		53

4.8	(1)	Registration Rights Agreement, dated June 7,
		1996 among the Company and Goldman, Sachs
		& Co. and Morgan Stanley & Co. Incorporated.		53

10.A.1	(1)	1981 Stock Option Plan, as amended.			53

10.A.2	(1)	1987 Executive Long Term Stock Option Plan.		53

10.A.3	(1)	Apple Computer, Inc. Savings and Investment
		Plan, as amended and restated effective as of
		October 1, 1990.					53

10.A.3.1(1)	Amendment of Apple Computer, Inc. Savings
		and Investment Plan dated March 1, 1992.		53

10.A.4	(1)	Form of Director Warrant.				53

10.A.5		1990 Stock Option Plan, as amended through
		September 9, 1996.					62

10.A.6		Apple Computer, Inc. Employee Stock Purchase
		Plan, as amended through September 9, 1996.		70

(1) Incorporated by reference at page indicated.

Exhibit
Index
Number   Notes	Description						Page

10.A.7	 (1)	1996 Senior / Executive Incentive Bonus Plan.		53

10.A.8	 (1)	Form of Indemnification Agreement between the
		Registrant and each officer of the Registrant.		53

10.A.15.1(1)	1993 Executive Restricted Stock Plan.			53

10.A.19	 (1)	Executive Severance Plan as amended and restated
		effective as of January 15, 1996.			53

10.A.19.1(1)	Supplement to the Executive Severance Plan
		effective as of June 9, 1995.				53

10.A.21	 (1)	Form of Senior Executive Retention Agreement
		dated June 9, 1995.					53

10.A.23	 (1)	Separation Agreement dated December 1, 1995,
		between Registrant and Daniel Eilers.			53

10.A.24	 (1)	Separation Agreement dated October 31, 1995,
		between Registrant and Joseph A. Graziano.		53

10.A.25	 (1)	Summary of Principal Terms of Employment
		between Registrant and Gilbert F. Amelio.		53

10.A.26	 (1)	Employment  Agreement dated February 28,
		1996, between Registrant and Gilbert F. Amelio.		53

10.A.27	 (1)	Employment  Agreement dated February 26,
		1996, between Registrant and George M.
		Scalise.						53

10.A.28	 (1)	Employment  Agreement dated March 4, 1996,
		between Registrant and Fred D. Anderson, Jr.		54

10.A.29	 (1)	Retention Agreement dated March 4, 1996,
		between Registrant and Fred D. Anderson, Jr.		54

10.A.30	 (1)	Employment  Agreement dated April 2, 1996,
		between Registrant and John Floisand.			54

10.A.31	 (1)	Employment  Agreement dated April 3, 1996,
		between Apple Japan, Inc. and John Floisand.		54

10.A.32	 (1)	Employment  Agreement dated June 13, 1996,
		between Registrant and Robert M. Calderoni.		54

10.A.33	 (1)	Employment  Agreement dated June 25, 1996,
		between Registrant and Ellen M. Hancock.		54

10.A.34	 (1)	Retention Agreement dated June 25, 1996,
		between Registrant and Ellen M. Hancock.		54

(1) Incorporated by reference at page indicated.

Exhibit
Index
Number  Notes	Description						Page

10.A.35	(1)	Retention Agreement dated June 27, 1996,
		between Registrant and George M. Scalise.		54

10.A.36	(1)	Airplane Use Agreement dated June 27, 1996,
		among Registrant, Gilbert F. Amelio and
		Aero Ventures.						54

10.A.37	(1)	Letter Agreement dated May 1, 1996, between
		Registrant and Jeanne Seeley.				54

10.A.38	(1)	Separation Agreement effective March 28,
		1996, between Registrant and Michael H.
		Spindler.						54

10.A.39	(1)	Letter Agreement effective June 3, 1996,
		between Registrant and James J. Buckley.		54

10.A.40		Employment Agreement effective June 3,
		1996, between Registrant and G. Frederick
		Forsyth.						75

10.B.1	(1)	Master OEM Agreement dated as of January
		26, 1988 between the Company and Tokyo
		Electric Co. Ltd.					54

10.B.7	(1)	Know-how and Copyright License Agreement
		(Power PC Architecture) dated as of September
		30, 1991 between IBM and the Registrant.		54

10.B.8	(1)	Participation in the Customer Design Center
		by the Registrant dated as of September 30,
		1991 between IBM and the Registrant. 			54

10.B.9	(1)	Agreement for Purchase of IBM Products
		(Original Equipment Manufacturer) dated as of
		September 30, 1991 between IBM and the
		Registrant.						54

10.B.11	(1)	Agreement dated October 9, 1991 between
		Apple Corps Limited and the Registrant.			54

10.B.12	(1)	Microprocessor Requirements Agreement dated
		January 31, 1992 between the Registrant and
		Motorola, Inc.						55

10.B.13	(1)	Restructuring Agreement dated December 14,
		1995, among  Registrant, Taligent, Inc. and
		International Business Machines Corporation.		55

10.B.14	(1)	Stock Purchase Agreement dated April 4, 1996
		between Registrant and SCI  Systems, Inc.		55

10.B.16	(1)	Fountain Manufacturing Agreement dated May
		31, 1996 between Registrant and SCI
		Systems, Inc.						55

11		Computation of earnings (loss) per common
		share.							78

21		Subsidiaries of the Company.				79

23		Consent of Independent Auditors. 			57

24		Power of Attorney.					58

27		Financial Data Schedule.				80

(1) Incorporated by reference at page indicated.