Form 10-Q
period 1996-12-27
APPLE COMPUTER INC
filed 1997-02-10
CIK 320193

________________________________________________________________
 			   UNITED STATES
		SECURITIES AND EXCHANGE COMMISSION
			Washington, D. C. 20549

			     Form 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of
 	the Securities Exchange Act of 1934

For the quarterly period ended December 27, 1996  OR

[   ]	Transition report pursuant to Section 13 or 15(d) of
	the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

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


 124,669,324 shares of Common Stock Issued and Outstanding as of January 31, 1997

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in millions, except per share amounts)

			THREE MONTHS ENDED

			December 27,	December 29,
              		1996   		1995


Net sales		$ 2,129  	$ 3,148

Costs and expenses:

Cost of sales		  1,732		  2,673
Research and development    149             153
Selling, general and
 administrative	             372	    441
     	                  2,253	          3,267

Operating loss	           (124)	   (119)
Interest and other
income (expense), net	      4	             10

Loss before benefit from
income taxes	           (120)	   (109)
Benefit from income taxes    --	            (40)

Net loss 	         $ (120)    	 $  (69)

Loss per common share	 $(0.96)    	 $(0.56)

Cash dividends paid
 per common share	 $   --         $   .12

Common shares used in
 the calculations of
 loss per share
 (in thousands)	        124,532          122,994











See accompanying notes.

			APPLE COMPUTER, INC.

		    CONSOLIDATED BALANCE SHEETS

			     ASSETS
 			 (In millions)


	  		December 27,	September 27,
            			1996		1996
(Unaudited)

Current assets:

Cash and cash equivalents   $ 1,174	     $ 1,552
Short-term investments		633		 193
Accounts receivable, net
 of allowance for doubtful
accounts of $92  ($91 at
September 27, 1996)	      1,492	       1,496

Inventories:
Purchased parts			176		 213
Work in process			 24		  43
Finished goods	  		288	         406
				488		 662

Deferred tax assets		324		 342
Other current assets	        308	         270

Total current assets	      4,419	       4,515

Property, plant, and equipment:
Land and buildings		484		480
Machinery and equipment		543		544
Office furniture and equipment	122		136
Leasehold improvements	        178	        188
	 		      1,327	      1,348

Accumulated depreciation
and amortization	      (734)	       (750)

Net property, plant,
 and equipment	               593	        598

Other assets	               260	        251

	                   $ 5,272	    $ 5,364






			See accompanying notes.

			  APPLE COMPUTER, INC.

		 LIABILITIES AND SHAREHOLDERS' EQUITY
                        (Dollars in millions)

			December 27, 	September 27,
            			1996		1996
(Unaudited)

Current liabilities:

Notes payable to banks	   $    180        $    186
Accounts payable		820		791
Accrued compensation and
employee benefits		112		120
Accrued marketing and
distribution			363		257
Accrued warranty and related	157		181
Accrued restructuring costs	105		117
Other current liabilities	307	        351

Total current liabilities     2,044	      2,003

Long-term debt			950		949
Deferred tax liabilities	336		354

Shareholders' equity:
Common stock, no par value;
320,000,000 shares authorized;
124,585,025 shares issued
and outstanding at December
27, 1996 (124,496,972 shares
at September 27, 1996)	        442		439



Retained earnings	      1,514	      1,634
Other	                        (14)	        (15)

  Total shareholders' equit   1,942	      2,058

	    		    $ 5,272	    $ 5,364













			See accompanying notes.

			 APPLE COMPUTER, INC.

	     CONDENSED CONSOLIDATED STATEMENTS OF CASH
                          FLOWS  (Unaudited)
                            (In millions)

	                             THREE MONTHS ENDED

	                   		 December 27,	December 29,
            			    		1996		1995

Cash and cash equivalents, beginning
of the period	 			  $   1,552       $     756

Operating:

Net loss				      (120)	       (69)
Adjustments to reconcile net loss to cash
generated by operating activities:
Depreciation and amortization			25	        42
Net book value of property, plant,
 and equipment retirements			 2		 1
Changes in assets and liabilities:
   Accounts receivable				 4	       (13)
   Inventories				       174	      (172)
   Deferred tax assets				18	       (51)
   Other current assets   	               (38)	        57
   Accounts payable	 			29	       266
   Other current liabilities			18		78
   Deferred tax liabilities	       	       (18)	        48
Cash generated by operating activities	        94	       187

Investing:

Purchase of short-term investments	      (542)	     (244)
Proceeds from sale of short-term
investments				       102   	      164
Purchase of property, plant, and equipment     (20)	      (31)
Other	    				       (10)	      (36)
Cash used for investing activities	      (470)	     (147)

Financing:

Increase (decrease) in short-term borrowings	(6)	       37
Increase in long-term borrowings		 1		1
Increases in common stock, net of related
 tax benefits 					 3		5
Cash dividends	    			        --            (15)
Cash generated by (used for) financing
 activities	  			        (2)	       28

Total cash generated (used)	   	      (378)    	       68

Cash and cash equivalents,
 end of the period			 $   1,174   	$     824


			See accompanying notes.

APPLE COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Interim information is unaudited; however, in the opinion of the
Company's management, all adjustments necessary for a fair statement of interim results have been included. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Consolidated Financial
Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 27, 1996, included in its Annual Report on Form 10-K for the year ended
September 27, 1996 (the "1996 Form 10-K").

2.	In the second quarter of 1996, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for Company products and the Company's adoption of a new strategic direction. The restructuring actions under this plan that the Company has taken and intends to take consist primarily of terminating approximately 1,500 full-time employees (down from an initial planned termination of approximately 2,800), approximately 900 of whom have been terminated from plan inception through December 27, 1996, excluding employees who were hired by SCI Systems, Inc. and MCI Systemhouse, the purchasers of the Company's Fountain, Colorado manufacturing facility and the Napa, California data center facility, respectively; canceling or vacating certain facility leases as a result of these employee terminations; writing down certain land, buildings and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts as a result of terminating eWorld(trademark), Apple's on-line service. These actions resulted in an initial charge of $207 million. The charge was adjusted downward by $28 million in the fourth quarter of 1996, primarily as a result of greater than expected voluntary terminations, which led to fewer than planned involuntary terminations, as well as lower than expected costs to cancel or vacate certain facility leases, partially offset by greater than expected costs to cancel certain contracts and to write down certain operating assets sold or to be sold. The restructuring actions have resulted in cash expenditures of $66 million and noncash asset write-downs of $8 million from plan inception through December 27, 1996. The Company expects that the remaining $105 million accrued balance at December 27, 1996, will result in cash expenditures of approximately $50 million over the next twelve months and approximately $9 million thereafter. The Company expects that most of the contemplated restructuring actions related to the plan implemented in the second quarter of 1996 will be completed within the next six months and will be financed through current working capital and continued short-term borrowings.

The following table depicts the restructuring activity from September 27, 1996 to December 27, 1996: (In millions)

Category			 Balance at		   Balance at
				September 27,		  December 27,
					1996	Spending          1996

Payments to employees
involuntarily terminated (C)		$33	    $6           $27
Payments on canceled or vacated
facility leases (C)			 15	     3	          12
Write-down of operating assets
to be sold (N)				 47 	     1	          46
Payments on canceled contracts (C)       22	     2	          20
				       $117	   $12	        $105

C: Cash; N: Noncash

	The Company recently announced that supplemental restructuring actions, including significant headcount reductions, will be necessary to meet the foregoing objectives of the 1996 restructuring plan. The Company expects to recognize a charge for the estimated costs of those actions when the details of the related supplemental plan are announced later in the second quarter.

3.	On February 4, 1997, the Company acquired all of the
outstanding shares of NeXT Software, Inc. ("NeXT"). NeXT, headquartered in Redwood City, California, develops, markets and supports software that enables customers to easily and quickly implement business applications on the Internet/World Wide
Web, intranets and enterprise-wide client/server networks. The comprehensive purchase price, which is comprised of $325 million of cash; the issuance of 1.5 million shares of the Company's common stock; the issuance of approximately 1.8 million options to purchase the Company's common stock; the assumption of approximately $55 million of net monetary liabilities; and approximately $5 million of closing and related costs, is expected to be approximately $430 million. The comprehensive purchase price is expected to require cash expenditures of approximately $385 million, substantially all of which will be expended in the second quarter. The acquisition will be treated as a purchase for accounting purposes. The Company expects that approximately 75% of the comprehensive purchase price will be expensed as in-process research and development in the second quarter.

4.	The information set forth in Item 1 of Part II hereof is hereby incorporated by reference.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal calendar.

(Tabular information: Dollars in millions, except per share amounts)

	    	     First     First		First	 Fourth
Results of  	    Quarter   Quarter  Change  Quarter	Quarter  Change
Operations	     1997      1996		1997	  1996
Net sales	     $ 2,129   $ 3,148    (32%)    $ 2,129  $ 2,321  (8%)
Gross margin	     $   397   $   475    (16%)    $   397  $   511 (22%)
  Percentage of
  net sales	       18.6%     15.1%		     18.6%     22.0%
Research and
 Development	     $   149   $   153	  (3%)	  $   149   $   146    2%
  Percentage of
  net sales	        7.0%	  4.9%		      7.0%     6.3%
Selling, General and
 Administrative	     $   372   $   441   (16%)	  $   372   $   359    4%
  Percentage of
 net sales	       17.5%     14.0%	             17.5%     15.5%
Restructuring costs  $  --     $   --	   --	  $    --   $  (28)	NM
  Percentage of net
   sales		--         --		       --      (1.2%)
Interest and Other
Income(Expense), net $    4    $   10	 (60%)	  $      4  $     6    (33%)
Net income (loss)    $ (120)   $  (69)	 (74%)	  $   (120) $    25   (580%)
Earnings (loss)
  per share	     $(0.96)   $(0.56)	 (71%)	  $   (0.96)$  0.20   (580%)

NM: Not meaningful.

Overview

During the first quarter of 1997, the Company continued to experience declines in net sales, units shipped and share of the personal computer market. This continued decline in demand and the resulting operating loss, coupled with intense price competition throughout the industry, has led to the Company's announcement that supplemental restructuring actions, including significant headcount reductions, will be necessary in order to reduce costs and return the Company to sustainable profitability. The details of those actions are expected to be announced later in the second quarter. The Company has also acquired NeXT. The Company plans to develop and market a new operating system ("OS") based on its Mac OS and NeXT software technologies.

Net Sales
Q1 97 compared with Q1 96
Net sales decreased 32% in the first quarter of 1997 compared with the same period of 1996. Total Macintosh computer unit sales and peripheral unit sales decreased 29% and 27%, respectively, in the first quarter of 1997, compared with the same period of 1996, as a result of a decline in worldwide demand for most product families, especially the Performa(registered trademark) line of consumer-oriented products, which the Company believes was due principally to customer concerns regarding the Company's strategic direction, financial condition, and future prospects, and to competitive pressures in the marketplace. In addition, Macintosh unit sales were negatively affected as a result of the Company's inability to fulfill all purchase orders of PowerBook(registered trademark) and Power Macintosh(registered trademark) products due to product transition constraints on manufacturing and the unavailability of sufficient quantities of certain components. The average aggregate revenue per Macintosh unit decreased 10% in the first quarter of 1997 compared with the same period of 1996, primarily due to continued pricing actions, including rebates, across most product lines in order to stimulate demand. The average aggregate revenue per peripheral product increased 12% in the first quarter of 1997 compared with the same period of 1996, as a result of a shift in mix toward higher priced products, partially offset by continued pricing actions, including rebates, across most product lines in order to stimulate demand.

International net sales represented 56% of total net sales in the first quarter of 1997 compared with 51% in the same period of 1996. International net sales declined 25% in the first quarter of 1997 compared with the same period of 1996. Net sales in European markets decreased during the first quarter of 1997 compared with the same period in 1996, as a result of decreases in Macintosh and peripheral unit sales, partially offset by an increase in the average aggregate revenue per peripheral unit. The average aggregate revenue per Macintosh unit remained constant in the first quarter of 1997 compared with the same period of 1996. Net sales in Japan decreased during the first quarter of 1997, compared with the same period in 1996, as a result of decreases in Macintosh and peripheral unit sales and the average aggregate revenue per Macintosh unit, slightly offset by an increase in the average aggregate revenue per peripheral unit.

Domestic net sales declined 40% in the first quarter of 1997, over the comparable period of 1996, due to decreases in unit sales of Macintosh computers and peripheral products and the average aggregate revenue per Macintosh unit, slightly offset by an increase in the average aggregate revenue per peripheral unit.

According to an industry source, in the first quarter of 1997 compared with the comparable period of 1996, the Company's share of the worldwide and U.S. personal computer markets declined to 4.3% from 7.0% and to 5.2% from 9.4%, respectively. In addition, the Company believes that its licensees' share of the worldwide personal computer market increased to approximately 0.5% from approximately 0.1%.

Q1 97 compared with Q4 96
Net sales decreased 8% in the first quarter of 1997 compared with the fourth quarter of 1996. Total Macintosh computer unit sales decreased by less than 1% in the first quarter of 1997 compared with the prior quarter as a result of a decline in unit sales of entry-level and PowerBook products, substantially offset by an increase in unit sales of Performa and Power Macintosh products. PowerBook unit sales were negatively affected as a result of the Company's inability to fulfill all purchase orders due to product transition constraints on manufacturing. In addition, although Performa unit sales increased compared with the fourth quarter of 1996, they were substantially lower than the Company expected for the holiday buying season. Unit sales of peripheral products increased 11% in the first quarter of 1997 compared with the fourth quarter of 1996. The average aggregate revenue per Macintosh and peripheral unit decreased 11% and 2%, respectively, in the first quarter of 1997 compared with the fourth quarter of 1996, primarily due to continued pricing actions, including rebates, taken on most product lines in order to stimulate demand. The average revenue per Macintosh unit and per peripheral unit will remain under significant downward pressure due to a variety of factors, including industrywide pricing pressures, increased competition, and the need to stimulate demand for the Company's products.

International net sales represented 56% of total net sales in the first quarter of 1997, compared with 47% in the fourth quarter of 1996. International net sales increased 9% in the first quarter of 1997 compared with the fourth quarter of 1996. Net sales in European markets increased during the first quarter of 1997 compared with the fourth quarter of 1996, as a result of increases in Macintosh and peripheral unit sales and average aggregate revenue per Macintosh unit, slightly offset by a decrease in the average aggregate revenue per peripheral unit. Net sales in Japan decreased during the first quarter of 1997 compared with the fourth quarter of 1996, as a result of decreases in Macintosh unit sales and average aggregate revenue per Macintosh and peripheral unit, partially offset by an increase in peripheral unit sales over the prior quarter.

Domestic net sales declined 24% in the first quarter of 1997 compared with the prior quarter, due to decreases in Macintosh unit sales and the average aggregate revenue per Macintosh unit, slightly offset by increases in peripheral unit sales and the average aggregate revenue per peripheral unit.

According to an industry source, in the first quarter of 1997 compared with the fourth quarter of 1996, the Company's share of the worldwide and U.S. personal computer markets declined to 4.3% from 5.3%, and to 5.2% from 7.2%, respectively. In addition, the Company believes that its licensees' share of the worldwide personal computer market increased to approximately 0.5% from approximately 0.2%.

In general, the Company's resellers purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog") can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. The Company's backlog was approximately $454 million at January 31, 1997 and consisted primarily of the Company's PowerBook and PowerMacintosh products.

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

The Company believes that net sales will be below the level of the prior year's comparable periods through at least the fourth quarter of 1997, if not longer. In addition, the Company believes that net sales in the second quarter of 1997 will be below the level of the first quarter of 1997.

Gross Margin
Gross margin represents the difference between the Company's net sales and its cost of goods sold. The amount of revenue generated by the sale of products is influenced principally by the price set by the Company for its products relative to competitive products. The cost of goods sold is based primarily on the cost of components and, to a lesser extent, direct labor costs. The type and cost of components included in particular configurations of the Company's products (such as memory and disk drives) are often directly related to the need to market products in configurations competitive with other manufacturers. Competition in the personal computer industry is intense and, in the short term, frequent changes in pricing and product configuration are often necessary in order to remain competitive. Accordingly, gross margin as a percentage of net sales can be significantly influenced in the short term by actions undertaken by the Company in response to industrywide competitive pressures.

Gross margin increased as a percentage of sales in the first quarter of 1997, compared with the same period of 1996, primarily as a result of more aggressive pricing actions taken relative to product costs in the first quarter of 1996 in order to stimulate demand and increase market share.

Gross margin decreased as a percentage of sales in the first quarter of 1997, compared with the fourth quarter of 1996, primarily as a result of continued pricing actions, including rebates, taken on most product lines in order to stimulate demand and reduced sales of fully reserved product, partially offset by a decrease in charges incurred to provide for the costs to correct certain quality problems in certain products.

The gross margin levels in the first quarter of 1997 compared with first and fourth quarters of 1996 were also slightly negatively impacted as a result of a stronger U.S. dollar relative to certain foreign currencies, partially offset by hedging gains. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

There can be no assurance that the Company will be able to sustain the gross margin levels achieved in the first quarter of 1997. Gross margins will remain under significant downward pressure due to a variety of factors, including continued industrywide pricing pressures around the world, increased competition, and compressed product life cycles. In response to those downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs, and to stimulate demand for certain of its products.


Research and	 First    First	           First   Fourth
Development	Quarter  Quarter	  Quarter  Quarter
		 1997	  1996	  Change   1997	    1996    Change

Research and
development  $  149	$  153   (3%)	$  149	  $ 146       2%
Percentage of
net sales	7.0%	   4.9%		   7.0%	    6.3%

Research and development expenditures were relatively flat in the first quarter of 1997 compared with the first and fourth quarters of 1996. The increase as a percentage of net sales resulted from a decrease in the level of net sales.

The Company believes its research and development expenditures will be relatively flat in the second quarter of 1997 compared with the same period of the prior year and with the first quarter of 1997. The Company believes its research and development expenditures will decrease in the third and fourth quarters of 1997 compared with the same periods of the prior year and compared with the immediate prior quarters, as a result of expected actions under the Company's 1997 supplemental restructuring plan, the details of which will be announced later in the second quarter. In addition, as a result of the acquisition of NeXT, the Company believes it will take a substantial charge to in-process research and development at the time of the completion of the purchase which occurred in the second quarter. For additional information regarding the 1997 supplemental restructuring plan and the acquisition of NeXT, refer to Notes 2 and 3, respectively, of the Notes to the Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Factors That May Affect Future Results and Financial Condition as well as Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on
Form 10-Q, which information is hereby incorporated by reference.

The Company believes that continued investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products.



		 	First    First 	  	   First   Fourth
Selling, General and	Quarter  Quarter	  Quarter  Quarter
Administrative		 1997	  1996	  Change   1997	    1996    Change


Selling, general and
administrative	     $   372  $  441	  (16%)  $  372	  $  359      4%
Percentage of net
sales	                17.5%   14.0%             17.5%	   15.5%

Selling, general and administrative expenses decreased in amount in the first quarter of 1997 when compared with the corresponding period of 1996, primarily due to reduced expenditures as a result of actions taken under the Company's 1996 restructuring plan. Selling, general and administrative expenses increased in amount in the first quarter of 1997 when compared with the fourth quarter of 1996 primarily as a result of increased advertising and marketing expenditures incurred during the holiday buying season. Selling, general and administrative expenses increased as a percentage of net sales in the first quarter of 1997 when compared to the first and fourth quarters of 1996, as a result of a decrease in the level of net sales.

The Company believes its selling, general and administrative expenditures will decrease slightly in the second quarter of 1997 compared with the first quarter of 1997, as a result of lower advertising and marketing expenditures and further implementation of the 1996 restructuring plan. The Company believes its selling, general and administrative expenditures will decrease in the third and fourth quarters of 1997 compared with the same quarters of the prior year and compared with the immediate prior quarters, as a result of its anticipated actions under the 1997 supplemental restructuring plan, the details of which will be announced later in the second quarter, partially offset by the amortization expense on the intangible assets the Company expects to recognize as a result of the acquisition of NeXT. For additional information regarding the Company's restructuring actions and the acquisition of NeXT, refer to Notes 2 and 3, respectively, of the Notes to the Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Factors That May Affect Future Results and Financial Condition as well as Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.



		 	First    First 	 	   First   Fourth
Restructuring Costs    Quarter  Quarter	  	  Quarter  Quarter
		        1997	  1996	  Change   1997	    1996    Change


Restructuring costs 	 --    	 --  	            --    $  (28) 	NM
Percentage of net
sales	                 --	 --		    --	   (1.2%)

NM: Not meaningful.

For information regarding the Company's restructuring actions initiated in the second quarter of 1996, including the adjustment to the restructuring charge in the fourth quarter of 1996, refer to

Note 2 of the Notes to the Consolidated Financial Statements
(Unaudited) in Part I, Item I, and to Factors That May Affect Future Results and Financial Condition as well as Liquidity and Capital
Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

The Company recently announced that supplemental restructuring actions, including significant headcount reductions, will be necessary to meet the objectives of the 1996 restructuring plan. The Company expects to recognize a charge for the estimated costs of those actions when the details of the related supplemental plan are announced later in the second quarter.

		 	First    First 	 	   First   Fourth
Interest and Other     Quarter  Quarter	  	  Quarter  Quarter
Income(Expense), Net	1997	  1996	  Change   1997	    1996    Change


Interest and other
income (expense), net  $   4	$  10	  (60%)	  $  4	   $   6     (33%)

Interest and other income (expense), net, decreased slightly in the first quarter of 1997 compared with the same period of 1996, primarily as a result of lower net gains on foreign exchange instruments, partially offset by higher interest income. Interest and other income (expense), net, was relatively unchanged in the first quarter of 1997 compared with the fourth quarter of 1996. The Company expects interest income to decrease in the second, third and fourth quarters of 1997 compared with the immediate prior quarters, due to lower cash balances as a result of cash used to acquire NeXT, fund the 1997 supplemental restructuring actions and the remaining 1996 restructuring actions, and fund operations over at least the next two quarters.

In January 1997, the Company's senior and subordinated long-term debt were downgraded to B and CCC+, respectively, by Standard and Poor's Rating Agency. The Company was also placed on negative credit watch by Moody's Investor Services. These actions could increase the Company's cost of funds in future periods.



		 	 First    First 	   First   Fourth
Income Tax Provision    Quarter  Quarter	  Quarter  Quarter
(Benefit)	        1997	  1996	  Change   1997	    1996    Change

Provision (benefit)
 for income taxes	 --	$ (40)	    NM	     --	   $  15      NM
Effective tax rate	 --	   37%		     --	      37%

NM: Not meaningful.

At December 27, 1996, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $519 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. In the first quarter a valuation allowance of $41 million was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of approximately $85 million of the asset is dependent on the

Company's ability to generate approximately $245 million of future
U.S. taxable income. Management believes that it is more likely than not that the asset will be realized based on forecasted U.S. income. However, there can be no assurance that the Company will meet its expectations of future U.S. income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's financial results and condition. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.


Factors That May Affect Future Results and Financial
Condition

The Company's future operating results and financial condition are dependent on the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns, and its ability to effect a change in marketplace perception of the Company's prospects. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company;
the Company's ability to supply products in certain categories; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to make timely delivery of planned enhancements to the current Mac OS and to make timely delivery of a new and substantially backward-compatible OS; the Company's ability to successfully integrate NeXT technologies, processes and employees with those at Apple; uncertainties concerning the Company's ability to successfully implement its strategic direction and restructuring actions, including the expected supplemental restructuring actions; the effects of significant adverse publicity; and the availability of third-party software for particular applications.

The Company expects to incur a substantial loss in the second quarter as a result of the aforementioned in-process research and development and restructuring charges, and the aforementioned expected decrease in net sales compared with the first quarter of 1997. The Company expects that it will not return to profitability until at least the fourth quarter of 1997, if not later.

Restructuring of Operations and  New Business Model

During 1996, the Company began to implement certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustained profitability. The Company recently announced that supplemental restructuring actions, including significant headcount reductions, will be necessary in order to meet the foregoing objectives. The details of the 1997 supplemental restructuring plan will be announced later in the second quarter. There are several risks inherent in the Company's efforts to transition to a new cost structure. These include the risk that the Company will not be able to reduce expenditures quickly enough to restore sustained profitability and the risk that cost-cutting initiatives will impair the Company's ability to innovate and remain competitive in the computer industry.

As part of its restructuring effort, the Company has been implementing a new business model. Implementation of the new business model involves several risks, including the risk that by simplifying its product line the Company will increase its dependence on fewer products, potentially reduce overall sales, and increase its reliance on unproven products and technology. Another risk of the new business model is that by increasing the proportion of the Company's products to be manufactured under outsourcing arrangements, the Company could lose control of the quality or quantity of the products manufactured, or lose the flexibility to make timely changes in production schedules in order to respond to changing market conditions. In addition, the new business model could adversely affect employee morale, thereby damaging the Company's ability to retain and motivate employees. Also, because the new business model contemplates that the Company will rely to a greater extent on collaboration and licensing arrangements with third parties, the Company will have less direct control over certain of its research and development efforts, and its ability to create innovative new products may be reduced. In addition, the new business model now includes the acquisition of NeXT. There can be no assurance that the technologies acquired from NeXT will be successfully exploited, or that key NeXT employees and processes will be retained and successfully integrated with those at Apple. Finally, even if the new business model is successfully implemented, there can be no assurance that it will effectively resolve the various issues currently facing the Company. In addition, although the Company believes that the actions it is taking and will take under its current and supplemental restructuring plans, and its acquisition of NeXT, should help restore marketplace confidence in the Macintosh platform, there can be no assurance that such actions will be successful.

For the foregoing reasons there can be no assurance that the new business model, including the restructuring actions and the acquisition of NeXT, will enable the Company to achieve its objectives of reducing its cost structure, improving its competitiveness, and restoring sustained profitability. The Company's future operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the transition to the new business model and cost structure.

For information regarding the Company's restructuring actions and the acquisition of NeXT, refer to Notes 2 and 3, respectively, of the Notes to the Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

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

The Company recently announced a "dual track" approach to its OS development. The Company plans to continue to introduce enhancements to the current Mac OS and later introduce a new OS (code named "Rhapsody") which is expected to offer advanced functionality based upon the Mac OS and NeXT software technologies. However, the NeXT software technologies that the Company plans to use in the development of Rhapsody were not originally designed to be compatible with the Mac OS. As a result, there can be no assurance that the development of Rhapsody will be successful. In addition, Rhapsody may not be fully backward-compatible with existing applications, which could result in a loss of existing customers. Finally, it is uncertain whether Rhapsody or the planned enhancements to the current Mac OS will gain developer support and market acceptance. Inability to successfully develop and make timely delivery of a substantially backward-compatible Rhapsody or of planned enhancements to the current Mac OS, or to gain developer support and market acceptance for those operating systems, may have an adverse impact on the Company's operating results and financial condition.

Competition

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by industrywide pricing pressures and downward pressures on gross margins. The industry has also been characterized by rapid technological advances in software functionality and hardware performance and features based on existing or emerging industry standards. Many of the Company's competitors have greater financial, marketing, manufacturing, and technological resources; broader product lines; and larger installed customer bases than those of the Company.

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

As part of its efforts to increase the installed base for the Macintosh platform, the Company announced the licensing of the Mac OS to other personal computer vendors in January 1995, as well as an additional licensing initiative in 1996. Several vendors currently sell products that utilize the Macintosh operating system. The Company believes that licensing the operating system will result in a broader installed base on which software vendors can develop and provide technical innovations for the Macintosh platform. However, there can be no assurance that the installed base will be broadened by the licensing of the operating system or that licensing will result in an increase in the number of application software titles or the rate at which vendors will bring to market application software based on the Mac OS. In addition, as a result of licensing its operating system, the Company competes with other companies producing Mac OS-based computer systems. The benefits to the Company from licensing the Mac OS to third parties may be more than offset by the disadvantages of competing with them.

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

The Company, International Business Machines Corporation ("IBM") and Motorola, Inc. have agreed upon and announced the availability of specifications for a PowerPC microprocessor-based hardware reference platform. These specifications define a "unified" personal computer architecture that gives access to both the Power Macintosh platform and the PC environment and utilizes standard industry components. The Company's future operating results and financial condition may be affected by its ability to continue to implement this agreement and to manage the risk associated with the transition to this new hardware reference platform.

Decisions by customers to purchase the Company's personal computers, as opposed to MS-DOS or Windows-based systems, are often based on the availability of third-party software for particular applications. The Company believes that the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger MS-DOS and Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, and the costs of developing such software products. To the extent the Company's recent financial losses and declining demand for the Company's product have caused software developers to question the Company's prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger MS-DOS and Windows market. Microsoft Corporation is an important developer of application software for the Company's products. Accordingly, Microsoft's interest in producing application software for the Company's products may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating systems.

The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, Inc., the suppliers of the PowerPC RISC microprocessor for certain of the Company's products, to supply to the Company in adequate numbers microprocessors that produce superior price/performance results compared with those supplied to the Company's competitors by Intel Corporation, the developer and producer of the microprocessors used by most personal computers using the MS-DOS and Windows operating systems. IBM produces personal computers based on Intel microprocessors as well as workstations based on the PowerPC microprocessor, and is also the developer of OS/2, a competing operating system to the Company's Mac OS. Accordingly, IBM's interest in supplying the Company with microprocessors for the Company's products may be influenced by IBM's perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor.

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

To mitigate the short-term impact of fluctuating currency exchange rates on the Company's non-U.S. dollar-based sales, product procurement, and operating expenses, the Company regularly hedges its non-U.S. dollar-based exposures. Specifically, the Company enters into foreign exchange forward and option contracts to hedge its assets, liabilities and firmly committed transactions. Currently, hedges of firmly committed transactions do not extend beyond one year. The
Company also purchases foreign exchange option contracts to hedge certain other probable but not firmly committed transactions. Hedges of probable but not firmly committed transactions currently do not extend beyond one year. To reduce the costs associated with these ongoing foreign exchange hedging programs, the Company also regularly sells foreign exchange option contracts and enters into certain other foreign exchange transactions. All foreign exchange forward and option contracts not accounted for as hedges, including all transactions intended to reduce the costs associated with the Company's foreign exchange hedging programs, are carried at fair value and are adjusted on each balance sheet date for changes in exchange rates.

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

The Company's current financial condition is expected to increase the costs of its hedging transactions, as well as affect the nature of the hedging transactions into which the Company's counterparties are willing to enter.

Inventory and Supply

The Company provides reserves against any inventories of products that have become obsolete or are in excess of anticipated demand, accrues for any cancellation fees of orders for inventories that have been cancelled, and accrues for the estimated costs to correct any product quality problems. Although the Company believes its inventory and related reserves are adequate, no assurance can be given that the Company will not incur additional inventory and related charges. In addition, such charges have had, and may again have, a material affect on the Company's financial position and results of operations.

The Company must order components for its products and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

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

The Company's ability to satisfy demand for its products may be limited by the availability of key components. The Company believes that the availability from suppliers to the personal computer industry of microprocessors and ASICS presents the most significant potential for constraining the Company's ability to manufacture products. Some advanced microprocessors are currently in the early stages of ramp-up for production and thus have limited availability. The Company and other producers in the personal computer industry also compete for other semiconductor products with other industries that have experienced increased demand for such products, due to either increased consumer demand or increased use of semiconductors in their products (such as the cellular phone and automotive industries). Finally, the Company uses some components that are not common to the rest of the personal computer industry (including certain microprocessors and ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements.
Such product supply constraints and corresponding increased costs could decrease the Company's net sales and adversely affect the Company's operating results and financial condition.

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

Uncertainty over demand for the Company's products may cause resellers to reduce their ordering and marketing of the Company's products. Under the Company's arrangements with its resellers, resellers have the option to reduce or eliminate unfilled orders previously placed, in most instances without financial penalty. Resellers also have the option to return products to the Company without penalty within certain limits, beyond which they may be assessed fees. The Company has experienced a reduction in ordering from historical levels by resellers due to uncertainty concerning the Company's condition and prospects.

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

Liquidity and Capital Resources

The Company's financial position with respect to cash, cash equivalents, and short-term investments, net of notes payable to banks, increased to $1,627 million at December 27, 1996, from $1,559 million at September 27, 1996. The Company's financial position with respect to cash, cash equivalents, and short-term investments increased to $1,807 million at December 27, 1996, from $1,745 million at September 27, 1996. The Company's cash and cash equivalent balance at December 27, 1996 and September 27, 1996, includes $174 million and $177 million, respectively, pledged as collateral to support letters of credit primarily associated with the Company's purchase commitments under the terms of the sale of the Company's Fountain, Colorado, manufacturing facility to SCI.

Cash generated by operations during the first quarter of 1997 totaled $94 million, primarily the result of a decrease in inventories, partially offset by the Company's net loss. The Company expects to use cash to fund operations over at least the remainder of 1997, if not longer.

The Company expects that cash generated from the sale of equity investments and property, plant and equipment will be significantly less for the remainder of 1997 compared with the same period of 1996. Cash used for the purchase of property, plant, and equipment totaled $20 million in the first three months of 1997, and consisted primarily of increases in manufacturing machinery and equipment. The Company expects that the level of capital expenditures for the remainder of 1997 will be comparable to the same period of 1996.

In January 1997, the Company's senior and subordinated long-term debt were downgraded to B and CCC+, respectively, by Standard and Poor's
Rating Agency. The Company was also placed on negative credit watch by Moody's Investor Services. These actions may increase the Company's cost of funds in future periods. In addition, the Company may be required to pledge additional collateral with respect to certain of its borrowings and letters of credit and to agree to more stringent covenants than in the past.

The Company believes that its balances of cash and cash equivalents and short-term investments, together with continued short-term borrowings from banks, will be sufficient to meet its cash requirements over the next 12 months. In addition to funding net losses over at least the next two quarters, expected cash requirements include, without limitation, an estimated $385 million for the acquisition of NeXT, an estimated $59 million to complete the remaining actions under the 1996 restructuring plan, and an as yet unquantified amount for the actions under the expected 1997 supplemental restructuring plan. No assurance can be given that short-term borrowings from banks can be continued, or that any additional required financing could be obtained should the restructuring plans take longer to implement than anticipated or be unsuccessful. If the Company is unable to obtain such financing, its liquidity, results of operations, and financial condition would be materially adversely affected.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to page 45 of the Company's 1996 Annual Report on Form 10-K under the subheading "Litigation" for a discussion of certain purported shareholder class action suits, certain consumer class actions relating to monitor-size advertising, and "repetitive stress injury" claims.

In December 1996, the Company filed a demurrer to the first amended complaint in the case styled Derek Pritchard v. Michael Spindler et al., and in January 1997 filed a demurrer to the complaint in the action entitled LS Men's Clothing Defined Benefit Pension Fund v. Michael Spindler et al.

The Company has various other claims, lawsuits, disputes with third parties, investigations and pending actions involving allegations of false or misleading advertising, product defects, discrimination, infringement of intellectual property rights, and breach of contract and other matters against the Company and its subsidiaries incident to the operation of its business. The liability, if any, associated with these matters was not determinable as of the date of this filing.

The Company believes the resolution of the matters cited above will not have a material adverse effect on its financial condition as reported in the accompanying financial statements. However, depending on the amount and timing of any unfavorable resolution of these lawsuits, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

2	Agreement and Plan of Merger Among Apple
	Computer, Inc., Blackbird Acquisition Corporation and NeXT Software, Inc., dated as of December 20,
	1996.

10.A.41	Employment Agreement effective December 2, 1996,
	between Registrant and John B. Douglas III.

27	Financial Data Schedule.




(b)	Reports on Form 8-K

	Current Reports on Form 8-K, dated October 28, 1996 and December 24, 1996, respectively, were filed by Registrant with the Securities and Exchange Commission to report under Item 5 thereof the press release issued to the public on October 16, 1996 regarding the Registrant's fourth quarter results and the press release issued to the public on December 20, 1996 regarding the ageement to acquire NeXT Software,Inc.

	Current Reports on Form 8-K dated December 13, 1996 and Form 8-K/A dated December 20, 1996 respectively, were filed by Registrant with the Securities and Exchange Commission to report under Item 4 thereof the Registrant's appointment on December 4, 1996, of KPMG Peat Marwick LLP as the Company's Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








APPLE COMPUTER, INC.
(Registrant)








By:  /s/Fred D. Anderson

Fred D. Anderson
Executive Vice President and Chief Financial Officer
February 7, 1997

INDEX TO EXHIBITS

Exhibit
Index
Number  	Description					       Page

2	  Agreement and Plan of Merger Among Apple Computer, Inc.,
	  Blackbird Acquisition Corporation and NeXT Software, Inc.,
  	  dated as of December 20, 1996.				27


10.A.41	  Employment Agreement effective December 2, 1996, between
          Registrant and John B. Douglas III. 				71

27	  Financial Data Schedule.					75