Form 10-Q
period 1997-03-28
APPLE COMPUTER INC
filed 1997-05-12
CIK 320193

________________________________________________________________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-Q
(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 28, 1997  OR

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


126,354,086 shares of Common Stock Issued and Outstanding as of May 2, 1997

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars in millions, except per share amounts)
                             APPLE COMPUTER, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (Dollars in millions, except per share amounts)

		      THREE MONTHS ENDED   SIX MONTHS ENDED

	              March 28, March 29,  March 28, March 29,

	                  1997      1996       1997      1996

Net sales	        $1,601    $ 2,185    $3,730    $ 5,333

Costs and expenses:

Cost of sales            1,298	    2,606     3,030	 5,279
Research and
 development               141	      150	290	   303
Selling, general
 and administrative        348        404	720	   845
In-process research
 and development           375         -        375	    -
Restructuring costs        155        207       155        207
	                 2,317      3,367     4,570      6,634

Operating loss           (716)    (1,182)      (840)    (1,301)
Interest and
 other income
 (expense),net              8	       7         12         17

Loss before benefit
 from income taxes       (708)     (1,175)      (828)	 (1,284)
Benefit from
 income taxes               -	     (435)        -        (475)

Net loss                $(708)      $(740)     $(828)    $ (809)

Loss per
 common share          $(5.64)     $(5.99)    $(6.62)	 $(6.55)

Cash dividends
 paid per
 common share          $   --      $  --      $  --      $  0.12

Common shares
 used in the
 calculations of
 loss per share
 (in thousands)        125,609	   123,659    125,071	 123,326


                  	     APPLE COMPUTER, INC.

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In millions)

                                  March 28,     September 27
                                       1997             1996
                                 (Unaudited)
Current assets:

Cash and cash equivalents	    $1,273           $1,552
Short-term investments                 186              193
Accounts receivable, net
of allowance for doubtful
accounts of $96 ($91 at
September 27, 1996)                  1,149            1,496

Inventories:
  Purchased parts                      220              213
  Work in process                       19               43
  Finished goods                       270              406
                                       509              662

Deferred tax assets                    303              342
Other current assets                   222              270
  Total current assets               3,642            4,515

Property, plant, and equipment:
Land and buildings                     461              480
Machinery and equipment                529              544
Office furniture and equipment         124              136
Leasehold improvements                 181              188
                                     1,295            1,348
Accumulated depreciation and
amortization                          (739)            (750)

Net property, plant, and equipment     556              598

Other assets                           289	        251

                                    $4,487          $ 5,364


                             APPLE COMPUTER, INC.

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                            (Dollars in millions)

                                  March 28,     September 27
                                       1997             1996
                                 (Unaudited)

Current liabilities:

Notes payable to banks              $  133             $ 186
Accounts payable                       840               791
Accrued compensation and
 employee benefits                     137               120
Accrued marketing and distribution     277               257
Accrued warranty and related           143               181
Accrued restructuring costs            227               117
Other current liabilities              254               351

  Total current liabilities          2,011             2,003

Long-term debt                         952               949
Deferred tax liabilities               282               354

Shareholders' equity:

Common stock, no par value;
320,000,000 shares authorized;
126,424,977 shares issued and
outstanding at March 28, 1997
(124,496,972 shares at
September 27, 1996)                    472               439
Retained earnings                      806             1,634
Other                                  (36)              (15)


  Total shareholders' equity         1,242             2,058

                                    $4,487           $ 5,364




			APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  				(Unaudited)
			(In millions)

				          SIX MONTHS ENDED

			            March 28, 1997     March 29, 1996
Cash and cash equivalents,
beginning of the period	               $1,552	          $ 756

Operating:

Net loss				(828)	           (809)
Adjustments to reconcile net
 loss to cash generated by
 operating activities:
  Depreciation and amortization	          55		    88
  Net book value of property,
   plant, and equipment
   retirements			          32		     2
 In-process research and
  development		                 375	            ---
Changes in assets and liabilities,
 net of effect of the acquisition
 of NeXT:
   Accounts receivable	                 356		   565
   Inventories	                         153	           309
   Deferred tax assets	                  39	          (228)
   Other current assets	                  49	           (59)
   Accounts payable	                  48	          (348)
   Accrued restructuring costs	         110	 	   181
   Other current liabilities            (123)	           224
   Deferred tax liabilities	         (72)		  (100)
       Cash generated by
      (used for) operating
       activities	                 194	          (175)

Investing:

Purchases of short-term
 investments	                        (671)	          (244)
Proceeds from sale of short-
 term investments	                 678  	           348
Purchases of property,
 plant and equipment	                 (36)		   (42)
Cash used to acquire NeXT	        (383)		    ---
Other	                                 (17)              (42)
Cash generated by (used for)
 investing activities	                (429)               20

Financing:

Decrease in notes payable
 to banks			        (53)		  (109)
Increase in long-term
 borrowings				  1		    --
Increases in common stock,
 net of related tax benefits
 and effect of the acquisition
 of NeXT 	                          8		    22
Cash dividends	      		          --		   (14)
Cash used for financing
 activities	 		        (44)              (101)

Total cash used		               (279)		  (256)

Cash and cash equivalents,
end of the period		     $1,273 		  $500



APPLE COMPUTER, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.	Interim information is unaudited; however, in the opinion of the
Company's management, all adjustments necessary for a fair statement of interim results have been included. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 27, 1996, included in its Annual Report on Form 10-K for the year ended September 27, 1996 (the 1996 Form 10-K).


2.	In the second quarter of 1996, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for Company products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of $179 million after subsequent adjustments recorded in the fourth quarter of 1996. In the second quarter of 1997, the Company announced and began to implement supplemental restructuring actions to meet the foregoing objectives of the plan. The Company recognized a $155 million charge in the second quarter for the estimated incremental costs of those actions. The restructuring actions consist of terminating approximately 3,500 full-time employees, approximately 2,100 of whom have been terminated from the second quarter of 1996 through March 28, 1997, excluding employees who were hired by SCI Systems, Inc. and MCI Systemhouse, the purchasers of the Company's Fountain, Colorado manufacturing facility and the Napa, California data center facility, respectively; canceling or vacating certain facility leases as a result of those employee terminations; writing down certain land, buildings and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts for projects and technologies that are not central to the Company's core business strategy. The restructuring actions under the plan have resulted in cash expenditures of $79 million and noncash asset write-downs of $28 million from the second quarter of 1996 through March 28, 1997. The Company expects that the remaining $227 million accrued balance at March 28, 1997 will result in cash expenditures of approximately $170 million over the next twelve months and $11 million thereafter. The Company expects that most of the contemplated restructuring actions related to the plan will be completed within the next six months and will be financed through current working capital and continued short-term borrowings.

The following table depicts the restructuring activity from September 27, 1996 to March 28, 1997: (In millions)

Category	    Balance at	       	 	     Balance at
		  September 27,    Net                March 28,
		          1996  Additions  Spending     1997
Payments to employees
 involuntarily
 terminated (C)	  	   $33    $109	      $12	 $130
Payments on canceled or
 vacated facility
 leases (C)	            15	    16	        5	   26
Write-down of operating
 assets to be sold (N)	    47	    20	       21	   46
Payments on canceled
contracts (C)      	    22	    10	        7	   25
	                  $117    $155	      $45	 $227

C: Cash; N: Noncash

3.	On February 4, 1997, the Company acquired all of the
outstanding shares of NeXT Software, Inc. ("NeXT"). NeXT, headquartered in Redwood City, California, had developed, marketed and supported software that enables customers to easily and quickly implement business applications on the Internet/World Wide Web, intranets and enterprise-wide client/server networks. The total purchase price was $424 million and was comprised of cash payments of $319 million and the issuance of 1.5 million shares of the Company's common stock to the NeXT shareholders valued at approximately $25 million according to the terms of the purchase agreement; the issuance of approximately 1.8 million options to purchase the Company's common stock to the NeXT optionholders valued at approximately $16 million based on the difference between the exercise price of the options and the market value of the Company's stock on the date the options were granted; cash payments of $56 million to the NeXT debtholders; and cash payments of $8 million for closing and related costs. The acquisition was accounted for as a purchase and, accordingly, the operating results pertaining to NeXT subsequent to the date of acquisition have been included in the Company's consolidated operating results. The excess purchase price over the fair value of the net tangible assets acquired was $422 million of which $375 million was allocated to purchased in-process research and development and $47 million was allocated to goodwill and other intangible assets. The purchased in-process research and development was charged to operations upon acquisition, and the goodwill and other intangible assets are being amortized on a straight-line basis over 2 to 7 years. The purchase price allocation is based on preliminary estimates of the fair value of the acquired net assets and in-process research and development and may be subject to adjustment as management completes its evaluation of the technology acquired and additional information becomes available during 1997.

	The following unaudited proforma summary combines the consolidated results of operations of the Company and NeXT as if the acquisition had occurred at the beginning of the three and six months ended March 28, 1997 and March 29, 1996, after giving effect to certain adjustments, including in-process research and development, amortization of intangible assets, lower interest income as a result of lower cash investment balances, and lower interest expense as a result of the settlement of the NeXT debt, and related income tax effects. The proforma summary does not necessarily reflect the results of operations as they would have been had the Company and NeXT been combined as of the beginning of such periods.

Proforma Results of Operations

(dollars in millions)        Second Quarter	   Six Months Ended
			     1997      1996        March 28,   March 29,
					              1997        1996

[S]	                     [C]          [C]         [C]	  [C]
Net sales	           $1,603       $2,194	     $3,747	 $5,352
Net loss	           $(714)     $(1,125)	     $(843)    $(1,204)
Loss per
 common share             $(5.66)      $(8.99)	    $(6.69)     $(9.64)


4.	In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("FAS 128"). Under the provisions of FAS 128, primary earnings per share will be replaced with basic earnings per share, and fully diluted earnings per share will be replaced with diluted earnings per share for companies with potentially dilutive securities such as outstanding options and convertible debt. FAS 128 is effective for annual and interim periods ending after December 15, 1997 and will require restatement of all comparative per share amounts.
The basic loss per share will be no different than the primary loss per share as presented in the accompanying consolidated statements of operations as neither consider outstanding options or convertible debt. If and when the Company becomes profitable, it will be required to present both basic and diluted earnings per share. Basic earnings per share, which does not consider potentially dilutive securities, will be greater than the replaced primary earnings per share which did consider those securities. In addition, diluted earnings per share will not differ materially from the replaced fully diluted earnings per share.

5.	The information set forth in Item 1 of Part II hereof is hereby incorporated by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal calendar.(Tabular information: Dollars in millions, except per share amounts)

Results of Operations
	    			   Second Quarter
				  1997         1996       Change
Net sales                        $  1,601     $  2,185     (27%)
Gross margin                     $    303     $  (421)       NM
  Percentage of net sales           18.9%      (19.3%)
Research and development	 $    141     $    150      (6%)
  Percentage of net sales	     8.8%	  6.9%
Selling, general and
administrative			 $    348     $    404     (14%)
  Percentage of net sales	    21.7%        18.5%
In-Process research and
development	                 $    375     $    ---       NM
  Percentage of net sales           23.4%        ---
Restructuring costs 		 $    155     $    207	     NM
  Percentage of net sales	     9.7%         9.5%
Interest and other income
(expense), net			 $       8    $      7      14%
Net loss			 $   (708)    $  (740)      (4%)
Loss per share	 		 $  (5.64)    $ (5.99)      (6%)


	       Six Months Ended
	                         March 28,   March 29,
	                             1997        1996      Change
Net sales                        $  3,730     $  5,333     (30%)
Gross margin                     $    700     $     54       NM
  Percentage of net sales           18.8%	  1.0%
Research and development	 $    290     $    303      (4%)
  Percentage of net sales	     7.8%	  5.7%
Selling, general and
administrative	                 $    720     $    845     (15%)
  Percentage of net sales	    19.3%	 15.8%
In-Process research and
development			 $    375     $    ---       NM
  Percentage of net sales           10.1%	   ---
Restructuring costs 		 $    155     $    207	     NM
  Percentage of net sales	     4.2%	  3.9%
Interest and other income
(expense), net                   $     12     $     17     (29%)
Net loss			 $  (828)     $  (809)      (2%)
Loss per share			 $ (6.62)     $ (6.55)      (1%)


	 			   Second       First
	 			   Quarter     Quarter
	   		    	    1997	 1996      Change
Net sales                        $  1,601     $  2,129     (25%)
Gross margin                     $    303     $    397     (24%)
  Percentage of net sales           18.9%	 18.6%
Research and development	 $    141     $    149      (5%)
  Percentage of net sales	     8.8%         7.0%
Selling, general and
administrative			 $    348     $    372      (6%)
  Percentage of net sales	    21.7%	 17.5%
In-Process research and
development			 $    375     $    ---       NM
  Percentage of net sales            23.4          ---
Restructuring costs 		 $    155     $    ---	     NM
  Percentage of net sales	     9.7%          ---
Interest and other income
(expense), net			 $      8     $      4      100%
Net loss			 $  (708)     $  (120)     (490%)
Loss per share			 $ (5.64)     $ (0.96)     (488%)

NM: Not meaningful.

Overview

During the second quarter of 1997, the Company continued to experience declines in net sales, units shipped and share of the personal computer market. Faced with this continued decline in demand and the resulting continued operating losses, coupled with intense price competition throughout the industry, the Company announced and began to effect supplemental restructuring actions, including significant additional headcount reductions, in order to reduce costs and return the Company to sustainable profitability. In addition, the Company completed its acquisition of NeXT. The Company plans to develop and market a new operating system ("OS") based on its Mac OS and NeXT software technologies.

Net Sales

Q2 97 compared with Q2 96

Net sales decreased 27% in the second quarter of 1997 compared with the same period of 1996. Total Macintosh computer unit sales and peripheral unit sales decreased 33% and 44%, respectively, in the second quarter of 1997, compared with the same period of 1996, as a result of a decline in worldwide demand for most product families, especially the Performa(R) and Power Macintosh(R) lines of consumer-oriented products, which the Company believes was due principally to customer concerns regarding the Company's strategic direction, financial condition, future prospects and the viability of the Macintosh platform, and to competitive pressures in the marketplace. In addition, Macintosh unit sales were negatively affected as a result of the Company's inability to fulfill all purchase orders of Power Macintosh products due to the unavailability of sufficient quantities of certain components and product transition constraints. The average aggregate revenue per Macintosh unit increased 9% in the second quarter of 1997 compared with the same period of 1996, as a result of a shift in mix toward the Company's newer and higher priced PowerBook(R) and Power Macintosh products, partially offset by continued pricing actions, including rebates, across the Performa and other product lines in an effort to stimulate demand. The average aggregate revenue per peripheral product increased 22% in the second quarter of 1997 compared with the same period of 1996, as a result of a shift in mix toward the Company's newer and higher priced products, partially offset by continued pricing actions, including rebates, across most product lines in an effort to stimulate demand. The average aggregate revenue per Macintosh unit and per peripheral unit will remain under significant downward pressure due to a variety of factors, including industrywide pricing pressures, increased competition, and the need to stimulate demand for the Company's products.

International net sales represented 49% of total net sales in the second quarter of 1997 compared with 59% in the same period of 1996. International net sales declined 39% in the second quarter of 1997 compared with the same period of 1996. Net sales in both European markets and Japan decreased during the second quarter of 1997 compared with the same period in 1996, as a result of decreases in Macintosh and peripheral unit sales and the average aggregate revenue per Macintosh unit, partially offset by an increase in the average aggregate revenue per peripheral unit.

Domestic net sales declined 9% in the second quarter of 1997, over the comparable period of 1996, due to decreases in unit sales of Macintosh computers and peripheral products, partially offset by increases in the average aggregate revenue per Macintosh and peripheral unit.

According to industry sources, in the second quarter of 1997 compared with the comparable period of 1996, the Company's approximate share of the worldwide and U.S. personal computer markets declined to 3.1% from 5.8% and to 4.0% from 7.3%, respectively. In addition, the Company believes that its licensees' share of the worldwide personal computer market increased to approximately 0.3% from approximately 0.1%.

Six Months Ended March 28, 1997 compared with Six Months Ended
March 29, 1996

Net sales decreased 30% in the first six months of 1997 compared with the same period of 1996. Total Macintosh computer unit sales and peripheral unit sales decreased 30% and 34%, respectively, in the first six months of 1997, compared with the same period of 1996, as a result of a decline in worldwide demand for most product families, especially the Performa line of consumer-oriented products, which the Company believes was due principally to customer concerns regarding the Company's strategic direction, financial condition, future prospects and the viability of the Macintosh platform, and to competitive pressures in the marketplace. In addition, Macintosh unit sales were negatively affected as a result of the Company's inability to fulfill all purchase orders of Power Macintosh products due to the unavailability of sufficient quantities of certain components and product transition constraints. The average aggregate revenue per Macintosh unit decreased 3% in the first six months of 1997 compared with the same period of 1996, primarily due to continued pricing actions, including rebates, across most product lines in an effort to stimulate demand, partially offset by a shift in mix toward higher priced PowerBook and Power Macintosh products. The average aggregate revenue per peripheral product increased 15% in the first six months of 1997 compared with the same period of 1996, as a result of a shift in mix toward the Company's newer and higher priced products, partially offset by continued pricing actions, including rebates, across most product lines in an effort to stimulate demand.

International net sales represented 53% of total net sales in the first six months of 1997 compared with 54% in the same period of 1996. International net sales declined 31% in the first six months of 1997 compared with the same period of 1996. Net sales in European markets and Japan decreased during the first six months of 1997 compared with the same period in 1996, as a result of decreases in Macintosh and peripheral unit sales and the average aggregate revenue per Macintosh unit, partially offset by an increase in the average aggregate revenue per peripheral unit.

Domestic net sales declined 29% in the first six months of 1997, over the comparable period of 1996, due to decreases in unit sales of Macintosh computers and peripheral products and a slight decrease in the average aggregate revenue per Macintosh unit, slightly offset by an increase in the average aggregate revenue per peripheral unit.

Q2 97 compared with Q1 97

Net sales decreased 25% in the second quarter of 1997 compared with the first quarter of 1997. Total Macintosh computer unit sales decreased 35% in the second quarter of 1997 compared with the prior quarter primarily as a result of a decline in unit sales of Performa and Power Macintosh products, which the Company believes was due principally to customer concerns regarding the Company's strategic direction, financial condition, future prospects and the viability of the Macintosh platform, and to competitive pressures in the marketplace, as well as the seasonal decline in unit sales and a reduction in channel inventory levels from the first quarter to the second quarter, partially offset by an increase in unit sales of PowerBook products as a result of new product introductions which satisfied pent-up demand. Power Macintosh unit sales were negatively affected as a result of the Company's inability to fulfill all purchase orders due to the unavailability of sufficient quantities of certain components and product transition constraints. Unit sales of peripheral products decreased 38% in the second quarter of 1997 compared with the first quarter of 1997. The average aggregate revenue per Macintosh and peripheral unit increased 14% and 11%, respectively, in the second quarter of 1997 compared with the first quarter of 1997, primarily due to a shift in product mix toward the Company's newer and higher priced products.

International net sales represented 49% of total net sales in the second quarter of 1997, compared with 56% in the first quarter of 1997. International net sales decreased 34% in the second quarter compared with the first quarter of 1997. Net sales in European markets and Japan decreased during the second quarter compared with the first quarter of 1997, as a result of decreases in Macintosh and peripheral unit sales and average aggregate revenue per Macintosh unit, partially offset by an increase in the average aggregate revenue per peripheral unit.

Domestic net sales declined 13% in the second quarter of 1997 compared with the prior quarter, due to decreases in Macintosh and peripheral unit sales, partially offset by increases in the average aggregate revenue per Macintosh and peripheral unit.

According to industry sources, in the second quarter of 1997 compared with the first quarter of 1997, the Company's share of the worldwide and U.S. personal computer markets declined to 3.1% from 4.3%, and to 4.0% from 5.2%, respectively. In addition, the Company believes that its licensees' share of the worldwide personal computer market decreased to approximately 0.3% from approximately 0.5%.

In general, the Company's resellers purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog") can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. The Company's backlog decreased to approximately $409 million at May 2, 1997, from approximately $454 million at January 31, 1997, primarily due to a decrease in backlog of PowerBook product as a result of satisfying pent-up demand, partially offset by an increase in backlog of Power Macintosh product due to the Company's inability to fulfill all purchase orders, as discussed above.

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

Gross margin increased as a percentage of sales in the second quarter and the first six months of 1997, respectively, when compared with the corresponding periods of 1996, primarily as a result of a $616 million charge in the second quarter of 1996 that related principally to the write-down of certain inventory, as well as to the cost to cancel excess component orders necessitated by significantly lower than expected demand for many of the Company's products, primarily its entry level products. Also, the Company separately incurred a $60 million charge in the second quarter of 1996 to reflect the estimated cost to correct certain quality problems in certain entry level, Performa and PowerBook products. In addition, gross margins in the second quarter of 1996, and to a lesser degree the first quarter of that year, were adversely affected by aggressive pricing actions in Japan in response to extreme competitive actions by other companies, as well as pricing actions in the U.S. and Europe across all product lines in order to stimulate demand.

Gross margin remained relatively flat as a percentage of sales in the second quarter, compared with the first quarter of 1997, primarily due to a shift in mix toward higher priced and higher margin PowerBook products, offset by continued pricing actions, including rebates, across the Performa and other product lines in an effort to stimulate demand.

The gross margin levels in the second quarter of 1997 compared with the first quarter of 1997 and the second quarter of 1996, and in the first 6 months of 1997 compared with the corresponding period of 1996, were also adversely affected by a stronger U.S. dollar relative to certain foreign currencies, offset by hedging gains. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

There can be no assurance that the Company will be able to sustain the gross margin levels achieved in the second quarter and in the first six months of 1997. Gross margins will remain under significant downward pressure due to a variety of factors, including continued industrywide pricing pressures around the world, increased competition, and compressed product life cycles. In response to those downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs, and to stimulate demand for certain of its products.

Research and Development
				   Second Quarter
                                  1997        1996       Change

Research and development      $   141     $   150        (6%)
Percentage of net sales	         8.8%        6.9%


				Six Months Ended
			     March 28,   March 29,
				 1997        1996        Change


Research and development      $   290     $   303        (4%)
Percentage of net sales	         7.8%        5.7%



			        Second	     First
			        Quarter     Quarter
			         1997	     1997	 Change


Research and development      $   141	      $   149	  (5%)
Percentage of net sales	         8.8%	         7.0%


Research and development expenditures decreased slightly in amount in the second quarter of 1997 compared with the first quarter of 1997 and the second quarter of 1996, and during the first six months of 1997 compared with the same period of 1996, primarily due to reduced expenditures as a result of the Company initiating certain restructuring actions late in the second quarter of 1997. The increases as a percentage of net sales resulted from decreases in the levels of net sales.

The Company believes that continued investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products that are central to the Company's core business strategy. The Company believes its research and development expenditures will significantly decrease in the third and fourth quarters of 1997 compared with the same periods of the prior year and compared with the second quarter of 1997, as the Company completes and more fully realizes the cost reduction benefits of its restructuring plan. For additional information regarding the restructuring plan, refer to Note 2 of the Notes to the Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Factors That May Affect Future Results and Financial Condition as well as Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.




In-Process Research and Development
			  	  Second Quarter
			   	1997	      1996      Change
In-Process research
  and development    	      $   375        $ ---         NM
Percentage of net sales	        23.4%	       ---


            	                  Six Months Ended
				March 28,    March 29,
			           1997         1996    Change
In-Process research
  and development             $   375        $ ---         NM
Percentage of net sales         10.1%	       ---


				  Second     First
				 Quarter    Quarter
				   1997       1997	Change
In-Process research
  and development             $   375        $ ---	   NM
Percentage of net sales	        23.4%	       ---


NM: Not meaningful.

As a result of the NeXT acquisition, the Company took a substantial charge for in-process research and development during the second quarter of 1997. For additional information regarding the acquisition of NeXT, refer to Note 3 of the Notes to the Consolidated Financial Statements (Unaudited) in Part I,
Item I, and to Factors That May Affect Future Results and Financial Condition as well as Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

Selling, General and Administrative
                                  Second Quarter
                                 1997         1996      Change

Selling, general and
  administrative	      $   348        $  404       (14%)
Percentage of net sales	        21.7%	      18.5%


          	                 Six Months Ended
                               March 28,    March 29,
			        1997          1996      Change
Selling, general and
  administrative	      $   720        $  845       (15%)
Percentage of net sales         19.3%	      15.8%


			        Second	      First
				Quarter	     Quarter
				 1997	       1997	Change

Selling, general and
  administrative	      $   348        $  372        (6%)
Percentage of net sales	        21.7%	      17.5%

Selling, general and administrative expenses decreased in amount in the second quarter of 1997 compared with the first quarter of 1997 and the second quarter of 1996, and during the first six months of 1997 compared with the same period of 1996, primarily due to reduced expenditures as a result of actions taken under the Company's restructuring plan. In addition, selling, general and administrative expenses decreased in amount in the second quarter of 1997 compared with the first quarter due to the higher level of advertising and marketing expenditures incurred during the first quarter for the holiday buying season. The increases as a percentage of net sales resulted from decreases in the levels of net sales.

The Company believes its selling, general and administrative expenditures will significantly decrease in the third and fourth quarters of 1997 compared with the same quarters of the prior year and compared with the second quarter of 1997, as the Company completes and more fully realizes the cost reduction benefits of its restructuring plan, slightly offset by the amortization expense on the intangible assets the Company recognized as a result of the acquisition of NeXT. For additional information regarding the Company's restructuring actions and the acquisition of NeXT, refer to Notes 2 and 3, respectively, of the Notes to the Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Factors That May Affect Future Results and Financial Condition as well as Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

Restructuring Costs
                                  Second Quarter
                                 1997         1996        Change

Restructuring costs           $   155        $  207         NM
Percentage of net sales	         9.7%          9.5%


          	               Six Months Ended
			     March 28,    March 29,
			         1997         1996        Change
Restructuring costs 	      $   155        $  207         NM
Percentage of net sales	         4.2%	       3.9%


				  Second	   First
				 Quarter	 Quarter
				    1997	  1997	  Change


Restructuring costs 	      $   155        $   ---	    NM
Percentage of net sales	         9.7%	         ---

NM: Not meaningful.

For information regarding the Company's restructuring actions initiated in the second quarters of 1997 and 1996, refer to Note 2 of the Notes to the Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Factors That May Affect Future Results and Financial Condition as well as Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

Interest and Other Income (Expense), Net

                                   Second Quarter
                                  1997        1996      Change


Interest and other
  income(expense), net        $     8        $    7       14%

          	                 Six Months Ended
			      March 28,      March 29,
			         1997           1996    Change
Interest and other
  income(expense), net        $    12        $   17     (29%)


				 Second	    First
				 Quarter   Quarter
				  1997	    1997	Change
Interest and other
  income(expense), net	      $     8        $    4      100%




Interest and other income (expense), net, increased slightly in the second quarter of 1997 compared with the same period of 1996, primarily as a result of higher interest income, partially offset by lower net gains on foreign exchange instruments. Interest and other income (expense), net, increased in the second quarter of 1997 compared with the first quarter of 1997, primarily as a result of higher net gains on foreign exchange instruments.

Interest and other income (expense), net, decreased in the first six months of 1997 compared with the same period of 1996, primarily due to lower foreign currency gains, partially offset by greater interest income.

The Company expects interest income to decrease in the third and fourth quarters of 1997 compared with the immediate prior quarters, due to lower cash balances as a result of cash used to acquire NeXT, fund the restructuring actions over primarily the next two quarters, and fund operations over at least the next quarter.

In the second quarter of 1997, the Company's senior and subordinated long-term debt were downgraded to B and CCC+, respectively, by Standard and Poor's Rating Agency and to B3 and Caa, respectively, by Moody's Investor Services. These actions could increase the Company's cost of funds in future periods.

Income Tax Provision (Benefit)
  				  Second Quarter
                                 1997         1996      Change
Provision (benefit)
 for income taxes                --  	     $ (435)	  NM
Effective tax rate	         --	         37%


         	                     Six Months Ended
				March 28,    March 29,
			          1997         1996     Change
Provision (benefit)
 for income taxes                --          $ (475)	  NM
Effective tax rate	         --	         37%


				Second	      First
			       Quarter	     Quarter
				 1997	      1997	Change

Provision (benefit)
  for income taxes	    	  --	      --           NM
Effective tax rate	          --          --


NM: Not meaningful.

At March 28, 1997, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $651 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. In the first six months of 1997, a valuation allowance of $199 million was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of approximately $85 million of the asset is dependent on the Company's ability to generate approximately $245 million of future U.S. taxable income. Management believes that it is more likely than not that the asset will be realized based on forecasted U.S. income. However, there can be no assurance that the Company will meet its expectations of future U.S. income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's financial results and condition. The
Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

Factors That May Affect Future Results and Financial Condition

Overview

The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns, and its ability to effect a change in marketplace perception of the Company's prospects, including the viability of the Macintosh platform. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition.
Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to make timely delivery of planned enhancements to the current
Macintosh operating system ("Mac(R) OS") and to make timely delivery of a new and substantially backward-compatible OS; the Company's ability to successfully integrate NeXT technologies, processes and employees with those at Apple; the Company's ability to successfully implement its strategic direction and restructuring actions, including reducing its expenditures; the Company's ability to attract, motivate and retain employees; the effects of significant adverse publicity; and the availability of third-party software for particular applications.

The Company expects that it will not return to profitability until at least the fourth quarter of 1997, if not later.

Restructuring of Operations and New Business Model

During 1996, the Company began to implement certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustained profitability. In the second quarter of 1997, the Company announced and began to implement supplemental restructuring actions, including significant headcount reductions, to meet the foregoing objectives. There are several risks inherent in the Company's efforts to transition to a new cost structure. These include the risk that the Company will not be able to reduce expenditures quickly enough to restore sustained profitability and the risk that cost-cutting initiatives will impair the Company's ability to innovate and remain competitive in the computer industry.

As part of its restructuring effort, the Company has been implementing a new business model. Implementation of the new business model involves several risks, including the risk that by simplifying its product line the Company will increase its dependence on fewer products, potentially reduce overall sales, and increase its reliance on unproven products and technology. Another risk of the new business model is that by increasing the proportion of the Company's products to be manufactured under outsourcing arrangements, the Company could lose control of the quality or quantity of the products manufactured, or lose the flexibility to make timely changes in production schedules in order to respond to changing market conditions. In addition, the new business model could adversely affect employee morale, thereby damaging the Company's ability to retain and motivate employees. Also, because the new business model contemplates that the Company will rely to a greater extent on collaboration and licensing arrangements with third parties, the Company will have less direct control over certain of its research and development efforts, and its ability to create innovative new products may be reduced. In addition, the new business model now includes the acquisition of NeXT. There can be no assurance that the technologies acquired from NeXT will be successfully exploited, or that key NeXT employees and processes will be retained and successfully integrated with those at Apple. Finally, even if the new business model is successfully implemented, there can be no assurance that it will effectively resolve the various issues currently facing the Company. In addition, although the Company believes that the actions it is taking and will take under its restructuring plan and its acquisition of NeXT should help restore marketplace confidence in the Macintosh platform, there can be no assurance that such actions will be successful.

For the foregoing reasons, there can be no assurance that the new business model, including the restructuring actions and the acquisition of NeXT, will enable the Company to achieve its objectives of reducing its cost structure, improving its competitiveness, and restoring sustained profitability. The Company's future operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the transition to the new business model and cost structure.

For information regarding the Company's restructuring actions and the acquisition of NeXT, refer to Notes 2 and 3, respectively, of the Notes to the Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.


Product  Introductions and Transitions

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company frequently introduces new products and product enhancements, including the recent introductions of certain PowerBook and Power Macintosh products. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction.
Accordingly, the Company cannot determine the ultimate effect that new products will have on its sales or results of operations. In addition, although the number of new product introductions may decrease under the Company's new business model, the risks and uncertainties associated with new product introductions may increase as the Company refocuses its product offerings on key growth segments.

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

The Company recently announced a "dual track" approach to its OS development. The Company plans to continue to introduce enhancements to the current Mac OS and later introduce a new OS (code named "Rhapsody") which is expected to offer advanced functionality based upon the Mac OS and NeXT software technologies. However, the NeXT software technologies that the Company plans to use in the development of Rhapsody were not originally designed to be compatible with the Mac OS. As a result, there can be no assurance that the development of Rhapsody will be successful. In addition, Rhapsody may not be fully backward-compatible with all existing applications, which could result in a loss of existing customers. Finally, it is uncertain whether Rhapsody or the planned enhancements to the current Mac OS will gain developer support and market acceptance. Inability to successfully develop and make timely delivery of a substantially backward-compatible Rhapsody or of planned enhancements to the current Mac OS, or to gain developer support and market acceptance for those operating systems, may have an adverse impact on the Company's operating results and financial condition.

Competition

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by industrywide pricing pressures and downward pressures on gross margins. The industry has also been characterized by rapid technological advances in software functionality and hardware performance and features based on existing or emerging industry standards. Many of the Company's competitors have greater financial, marketing, manufacturing, and technological resources, broader product lines and larger installed customer bases than those of the Company.

The Company's future operating results and financial condition may be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

The Company is currently the primary maker of hardware that uses the Mac
OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers that run the MS-DOS and Microsoft Windows operating systems. The Company believes that the Mac OS, with its perceived advantages over MS-DOS and Windows, has been a driving force behind sales of the Company's personal computer hardware for the past several years. Recent innovations in the Windows platform, including those included in Windows 95 and Windows NT, have added features to the Windows platform which make the differences between the Mac OS and Microsoft's operating systems less significant. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows platform. The Company's future operating results and financial condition may be affected by its ability to maintain and increase the installed base for the Macintosh platform.

As part of its efforts to increase the installed base for the Macintosh platform, the Company announced the licensing of the Mac OS to other personal computer vendors in 1995 and

1996. Several vendors currently sell products that utilize the Macintosh operating system. The Company believes that licensing the operating system will result in a broader installed base on which software vendors can develop and provide technical innovations for the Macintosh platform. However, there can be no assurance that the installed base will be broadened by the licensing of the operating system or that licensing will result in an increase in the number of application software titles or the rate at which vendors will bring to market application software based on the Mac OS. In addition, as a result of licensing its operating system, the Company competes with other companies producing Mac OS-based computer systems. The benefits to the Company from licensing the Mac OS to third parties may be more than offset by the disadvantages of competing with them.

As a supplemental means of addressing the competition from MS-DOS and Windows, the Company has devoted substantial resources toward developing personal computer products capable of running application software designed for the MS-DOS or Windows operating systems ("Cross-Platform Products"). These products include the RISC-based PowerPC(TM) microprocessor and either include the Pentium or 586-class microprocessor or can accommodate an add-on card containing a Pentium or 586-class microprocessor. These products enable users to run concurrently applications that require the Mac OS, MS-DOS, Windows 3.1, or Windows 95 operating systems.

Depending on customer demand, the Company may supply customers who purchase Cross-Platform Products with Windows operating system software under licensing agreements with Microsoft. However, in order to do so, the Company will need to enter into one or more agreements with certain Microsoft distributors.

The Company, International Business Machines Corporation ("IBM") and Motorola, Inc. have agreed upon and announced the availability of specifications for a PowerPC microprocessor-based hardware reference platform. These specifications define a "unified" personal computer architecture that gives access to both the Power Macintosh platform and the PC environment and utilizes standard industry components. The Company's future operating results and financial condition may be affected by its ability to continue to implement this agreement and to manage the risk associated with the transition to this new hardware reference platform. Microsoft recently announced that it would no longer adapt its Windows NT operating system software, which is being used more by corporations, to run on the PowerPC microprocessor. This decision may adversely affect revenues derived from this new hardware reference platform.

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

The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, Inc., the suppliers of the PowerPC RISC microprocessor for certain of the Company's products, to supply to the Company in adequate numbers microprocessors that produce superior price/performance results compared with those supplied to the Company's competitors by Intel Corporation, the developer and producer of the microprocessors used by most personal computers using the MS-DOS and Windows operating systems. In addition, the desire of IBM and Motorola to continue producing these microprocessors may be influenced by Microsoft's decision not to adapt its Windows NT operating system software to run on the PowerPC microprocessor.
IBM produces personal computers based on Intel microprocessors as well as workstations based on the PowerPC microprocessor, and is also the developer of OS/2, a competing operating system to the Company's Mac
OS. Accordingly,IBM's interest in supplying the Company with microprocessors for the Company's products may be influenced by IBM's perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor.

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

Certain of the Company's products are manufactured in whole or in part by third-party manufacturers, either pursuant to design specifications of the Company or otherwise. As a result of the Company's restructuring actions, which include the sale of the Company's Fountain, Colorado, manufacturing facility to SCI Systems, Inc. ("SCI") and a related manufacturing outsourcing agreement with SCI, both in the second quarter of 1996, the proportion of the Company's products produced and distributed under outsourcing arrangements will increase. While outsourcing arrangements may lower the fixed cost of operations, they will also reduce the direct control the Company has over production. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. Furthermore, any efforts by the Company to manage its inventory under outsourcing arrangements could subject the Company to liquidated damages or cancelation of the arrangement.
Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company remains at least initially responsible to the ultimate consumer for warranty service. Accordingly, in the event of product defects or warranty liability, the Company may remain primarily liable. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company's future operating results and financial condition.

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

The Company is currently reevaluating replacement of all its existing transaction systems (which include order management, product procurement, distribution, and finance) with a single integrated system as part of its ongoing effort to increase operational efficiency. The Company's future operating results and financial condition could be adversely affected if the Company is unable to implement and effectively manage the transition to this new integrated system, or, alternatively, if the Company is unable to effectively manage its existing transaction systems.

As part of the Company's restructuring plan, the Company entered into a "Master Logistics Management Services" agreement with Ryder
Integrated Logistics, Inc. to outsource the Company's domestic operations transportation and logistics management. While this outsourcing agreement, and other similar agreements entered into to outsource the Company's European operations transportation and logistics management, may lower the Company's fixed costs of operations, it will also reduce the direct control the Company has over its transportation and logistics management. It is uncertain what effect such diminished control will have on the Company's transportation and logistics management.

As part of the Company's restructuring plan, the Company sold its Napa, California, data center to MCI Systemhouse ("MCI") and entered into a data processing outsourcing agreement with MCI in the fourth quarter of 1996. While this outsourcing agreement may lower the Company's fixed costs of operations, it will also reduce the direct control the Company has over its data processing. It is uncertain what effect such diminished control will have on the Company's data processing.

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

Liquidity and Capital Resources

The Company's financial position with respect to cash, cash equivalents, and short-term investments, net of notes payable to banks, decreased to $1,326 million at March 28, 1997, from $1,559 million at September 27, 1996. The Company's financial position with respect to cash, cash equivalents, and short-term investments decreased to $1,459 million at March 28, 1997, from $1,745 million at September 27, 1996. The Company's cash and cash equivalent balance at March 28, 1997 and September 27, 1996, includes $167 million and $177 million, respectively, pledged as collateral to support letters of credit primarily associated with the Company's purchase commitments under the terms of the sale of the Company's Fountain, Colorado, manufacturing facility to SCI.

Cash generated by operations during the first six months of 1997 totaled $194 million, primarily the result of a decrease in accounts receivable and inventories, partially offset by the Company's net loss adjusted for non-cash expenses such as in-process research and development. The
Company expects to use cash to fund operations over at least the next quarter.

The Company expects that cash generated from the sale of equity investments and property, plant and equipment will be significantly less for the remainder of 1997 compared with the same period of 1996.

Cash used to acquire NeXT totaled $383 million in the second quarter of 1997. The Company expects no additional cash expenditures related to the NeXT acquisition. Cash used for the purchase of property, plant, and equipment totaled $36 million in the first six months of 1997, and consisted primarily of increases in manufacturing machinery and equipment. The Company expects that the level of capital expenditures for the remainder of 1997 will be comparable to the same period of 1996.

In the second quarter of 1997, the Company's senior and subordinated long-term debt were downgraded to B and CCC+, respectively, by Standard and Poor's Rating Agency and to B3 and Caa, respectively, by Moody's Investor Services. The Company was also placed on negative credit watch by Moody's Investor Services. These actions may increase the Company's cost of funds in future periods. In addition, the Company may be required to pledge additional collateral with respect to certain of its borrowings and letters of credit and to agree to more stringent covenants than in the past.

The Company believes that its balances of cash and cash equivalents and short-term investments, together with continued short-term borrowings from banks, will be sufficient to meet its cash requirements over the next 12 months. In addition to funding an expected net loss for at least the next quarter, expected cash requirements over the next twelve months include an estimated $170 million to effect actions under the restructuring plan, most of which will be effected over the next two quarters. Also, the notes payable to banks all become due prior to July 1, 1997. No assurance can be given that short-term borrowings from banks can be continued, or that any additional required financing could be obtained should the restructuring plan take longer to implement than anticipated or be unsuccessful. If the Company is unable to obtain such financing, its liquidity, results of operations, and financial condition would be materially adversely affected.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to page 45 of the Company's 1996 Annual Report on Form 10-K under the subheading "Litigation" and to page 23 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 27, 1996 under the heading "Legal Proceedings" for a discussion of certain purported shareholder class action suits, certain consumer class actions relating to monitor-size advertising, and "repetitive stress injury" claims.

In February 1997, the Court in the case styled Abraham and Evelyn Kostick Trust v. Peter Crisp et. al. sustained the Company's demurrer with respect to purported class action claims and overruled it with respect to purported derivative claims. In April 1997, the Company filed a motion to strike most of the substantive allegations of the second amended complaint.

In February 1997, the Court in the case styled Derek Pritchard v. Michael Spindler et. al. sustained the Company's demurrer and dismissed the plaintiff's first amended complaint, with prejudice.

In March 1997, the plaintiff in the case styled LS Men's Clothing Defined Benefit Pension Fund v. Michael Spindler et. al. filed an amended complaint expanding the class period from April 4, 1995 to January 15, 1997 and adding several current and former officers of the Company as defendants. The Company intends to file a demurrer seeking dismissal of the amended complaint.

In March 1997, the court in the case styled In re Computer Monitor
Litigation preliminarily approved a proposed settlement to which the Company and all but three of the other defendants in the action are parties and provisionally certified a settlement class with respect thereto. A hearing regarding final approval of the proposed settlement is scheduled for June 30, 1997. If approved, the Company does not anticipate its obligations pursuant to the proposed settlement will have a material adverse effect on its financial condition as reported in the accompanying financial statements.

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

Item 6. Exhibits and Reports on Form 8-K


(a)	Exhibits

Exhibit
Number	        Note	        Description

3.3		        	By-Laws of Apple Computer, Inc., as amended
				through April 4, 1997.

10.A.3-2			Amendment No. 2 to the Apple Computer,  Inc.
 				Savings and Investment Plan.

10.A.5	      97/S8/A	        1990 Stock Option Plan, as amended through
		  		December 4, 1996.

10.A.6	      97/S8/A		Apple Computer, Inc. Employee Stock Purchase
				Plan, as amended through December 4, 1996.

10.A.26	      97/S8/B	 	Employment Agreement dated as of February 28,
				1996 between Apple Computer, Inc. and Dr.
 				Gilbert F. Amelio.

10.A.42				Senior Officers Restricted Performance Share
				Plan, as amended through March 25, 1997.

10.A.43	      97/S8/A		NeXT Computer, Inc. 1990 Stock Option Plan,
				as amended.

10.A.44				Non-Employee Director Stock Plan.

27				Financial Data Schedule.


Notes

97/S8/A-10.A.5,
10.A.6, 10.A.43		Incorporated by reference to Exhibit 4.2, 4.3 and 4.4,
			respectively, in the Company's Registration Statement on Form S-8 filed March 21, 1997, titled "1990 Stock
			Option Plan; Employee Stock Purchase Plan; NeXT Software,
 			Inc. 1990 Stock Option Plan".

97/S8/B-10.A.26		Incorporated by reference to Exhibit 10.A.26 in the
			Company's Registration Statement on Form S-8 filed
 			March 21, 1997, titled "Senior Officers Restricted
			Performance Share Plan, and Employment Agreement dated as of February 28, 1996 between Apple Computer, Inc.
 			and Dr. Gilbert F. Amelio".

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			     APPLE COMPUTER, INC.
			         (Registrant)








			     By:  /s/Fred D. Anderson

			        Fred D. Anderson
			Executive Vice President and Chief
				Financial Officer
				   May 9, 1997

INDEX TO EXHIBITS

Exhibit
Index
Number  	Note	Description					Page

3.3			By-Laws of Apple Computer, Inc., as amended
			through April 4, 1997.				 30

10.A.3-2		Amendment No. 2 to the Apple Computer, Inc.
			Savings and Investment Plan.			 48

10.A.5		(1)	1990 Stock Option Plan, as amended through
			December 4, 1996.				 27

10.A.6		(1)	Apple Computer, Inc. Employee Stock Purchase
 			Plan, as amended through December 4, 1996.	 27

10.A.26		(1)	Employment Agreement dated as of February 28,
			1996 between Apple Computer, Inc. and Dr.
			Gilbert F. Amelio.				 27

10.A.42			Senior Officers Restricted Performance Share
			Plan, as amended through March 25, 1997		 49

10.A.43		(1)	NeXT Computer, Inc. 1990 Stock Option Plan,
			as amended.					 27

10.A.44			Non-Employee Director Stock Plan		 58

27			Financial Data Schedule.			 70

(1) Incorporated by reference at page
indicated.