Form 10-Q
period 1997-06-27
APPLE COMPUTER INC
filed 1997-08-11
CIK 320193

UNITED STATES
		  SECURITIES AND EXCHANGE COMMISSION
			Washington, D. C. 20549
                              Form 10-Q
(Mark One)
[X]     Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 27, 1997  OR
[   ]   Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

		   Commission file number 0-10030

 		        APPLE COMPUTER, INC.
     (Exact name of Registrant as specified in its charter)

        CALIFORNIA                                   94-2404110
     [State or other jurisdiction             [I.R.S. Employer
of incorporation or organization] 	     Identification No.]



           1 Infinite Loop
       Cupertino  California                           95014
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

Yes     [X]     No      [   ]


127,329,661 shares of Common Stock Issued and Outstanding as of August 1, 1997

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

			     APPLE COMPUTER, INC.

		CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                 (Dollars in millions, except per share amounts)

				     THREE MONTHS ENDED	  NINE MONTHS ENDED
				     June 27,  June 28,   June 27,  June 28,
			                 1997      1996       1997      1996
Net sales		              $1,737 	 $2,179     $5,467    $7,512

Costs and expenses:
Cost of sales			       1,389	  1,776      4,419     7,055
Research and development		 101	    155        391	 458
Selling, general and administrative	 307        364	     1,027     1,209
In-process research and development	   -	      -        375	   -
Restructuring costs		           -          -        155       207
		                       1,797  	  2,295	     6,367     8,929

Operating loss				(60)	  (116)	     (900)   (1,417)
Interest and other income, net		   4         65         16        82

Loss before benefit from income taxes	(56)	   (51)	     (884)   (1,335)
Benefit from income taxes	           -       (19)          -     (494)

Net loss 		             $  (56)    $  (32)   $  (884)  $  (841)

Loss per common share		     $(0.44)    $(0.26)   $ (7.04)  $ (6.81)

Cash dividends paid per common share $    --    $    --   $     --  $    .12

Common shares used in the
calculations of loss per share
(in thousands)		             126,500    123,735    125,547   123,463

                             APPLE COMPUTER, INC.

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In millions)


	                               June 27, 1997    September 27,
                                         (Unaudited)             1996
Current assets:

Cash and cash equivalents	             $ 1,018          $ 1,552
Short-term investments                           212	          193
Accounts receivable, net of allowance
for doubtfulaccounts of $100  ($91 at
September 27, 1996)  	                       1,207	        1,496
Inventories:
Purchased parts				         175	          213
Work in process			                  23	           43
Finished goods	                                 336	          406
	                                         534	          662

Deferred tax assets	                         307	          342
Other current assets	                         215    	  270

Total current assets	                       3,493            4,515

Property, plant, and equipment:
Land and buildings			         460	          480
Machinery and equipment         	         525	          544
Office furniture and equipment	                 121	          136
Leasehold improvements	                         180     	  188
	                                       1,286	        1,348

Accumulated depreciation and amortization      (746)   	        (750)

Net property, plant, and equipment	         540	          598

Other assets	      			         308	          251

					     $ 4,341	      $ 5,364


                             APPLE COMPUTER, INC.

		     LIABILITIES AND SHAREHOLDERS' EQUITY
			     (Dollars in millions)

	                               June 27, 1997    September 27,
                                         (Unaudited)             1996
Current liabilities:

Notes payable to banks	                   $    127	     $    186
Accounts payable	                        812		  791
Accrued compensation and employee benefits	115		  120
Accrued marketing and distribution	        269		  257
Accrued warranty and related	                139		  181
Accrued restructuring costs	                167	          117
Other current liabilities	                281		  351

Total current liabilities	 	      1,910  		2,003

Long-term debt					951		  949
Deferred tax liabilities			284		  354

Shareholders' equity:
Common stock, no par value; 320,000,000
shares authorized; 126,559,143 shares issued
and outstanding at June 27, 1997 (124,496,972
shares at September 27, 1996)	                476		  439
Retained earnings				750		1,634
Other	      				       (30)     	 (15)

  Total shareholders' equity	              1,196		2,058

					    $ 4,341	      $ 5,364

			     APPLE COMPUTER, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
				(In millions)

					         NINE MONTHS ENDED

					    June 27, 1997   June 28, 1996
Cash and cash equivalents, beginning
of the period				           $1,552 	    $ 756

Operating:

Net loss					    (884)	    (841)
Adjustments to reconcile net loss to cash
generated by (used for) operating activities:
Depreciation and amortization			       77	      110
Net book value of property, plant, and
equipment retirements	                               40	       43
In-process research and development	              375	      ---
Changes in assets and liabilities, net of
effect of the acquisition of NeXT:
   Accounts receivable	                              297	      639
   Inventories	                                      128	      714
   Deferred tax assets                                 35	    (150)
   Other current assets	                               55	     (26)
   Accounts payable	                               20	    (403)
   Accrued restructuring costs	                       50	      159
   Other current liabilities	                    (133)	      119
   Deferred tax liabilities	                     (70)	    (252)
Cash generated by (used for) operating
activities	   				     (10)     	      112

Investing:

Purchases of short-term investments		    (781)	    (244)
Proceeds from sale of short-term investments	      762             440
Purchases of property, plant and equipment	     (42)	     (55)
Cash used to acquire NeXT	                    (384)	      ---
Other	                                             (32)	     (33)
Cash generated by (used for) investing activities   (477)    	      108

Financing:

Decrease in notes payable to banks		     (59) 	    (274)
Increase in long-term borrowings		       -- 	      646
Increases in common stock, net of related tax
benefits and effect of the acquisition of NeXT 	       12	       25
Cash dividends	     				       --	     (14)
Cash generated by (used for) financing activities    (47)             383

Total cash generated (used)	                    (534)	      603

Cash and cash equivalents, end of the period	   $1,018     	  $ 1,359

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


2.	In the second quarter of 1996, the Company announced and
began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for Company products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of $179 million after subsequent adjustments recorded in the fourth quarter of 1996. In the second quarter of 1997, the Company announced and began to implement supplemental restructuring actions to meet the foregoing objectives of the plan. The Company recognized a $155 million charge in the second quarter for the estimated incremental costs of those actions.
The restructuring actions consist of terminating approximately 3,100 full-time employees, as adjusted, approximately 2,400 of whom have been terminated from the second quarter of 1996 through June 27, 1997, excluding employees who were hired by SCI Systems, Inc. and MCI Systemhouse, the purchasers of the Company's Fountain, Colorado manufacturing facility and the Napa, California data center facility, respectively; canceling or vacating certain facility leases as a result of those employee terminations; writing down certain land, buildings and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts for projects and technologies that are not central to the Company's core business strategy. The restructuring actions under the plan have resulted in cash expenditures of $135 million and noncash asset write-downs of $32 million from the second quarter of 1996 through June 27, 1997. During the third quarter of 1997, the Company made adjustments to the categories and timing of expected restructure spending based on revised estimates. The Company expects that the remaining $167 million accrued balance at June 27, 1997 will result in cash expenditures of approximately $100 million over the next twelve months and $12 million thereafter. The Company expects that most of the contemplated restructuring actions related to the plan will be completed within the next six months and will be financed through current working capital and, if necessary, continued short-term borrowings.

The following table depicts the restructuring accrual activity from September 27, 1996 to June 27, 1997: (In millions)

Category	 	             Net
		   Balance at   Additions           Adjustments    Balance at
		 September 27,     During                During      June 27,
                          1996      Q2'97    Spending     Q3'97          1997
Payments to employees
 involuntarily
 terminated (C)	           $33	    $109	$65	 $(10)	          $67
Payments on canceled
or vacated facility
leases (C)	            15	      16	  6	   (5)	           20
Write-down of operating
assets to be sold (N)	    47	      20	 25	    13	           55
Payments on canceled
contracts (C)      	    22	      10	  9	     2	           25
	                  $117	    $155       $105	    $0	         $167

C: Cash; N: Noncash

3.	On February 4, 1997, the Company acquired all of the outstanding shares of NeXT Software, Inc. ("NeXT"). NeXT, headquartered in Redwood City, California, had developed, marketed and supported software that enables customers to easily and quickly implement business applications on the Internet/World Wide Web, intranets and enterprise-wide client/server networks. The total purchase price was $425 million, as adjusted, and was comprised of cash payments of $319 million and the issuance of 1.5 million shares of the Company's common stock to the NeXT shareholders valued at approximately $25 million according to the terms of the purchase agreement; the issuance of approximately 1.8 million options to purchase the Company's common stock to the NeXT optionholders valued at approximately $16 million based on the difference between the exercise price of the options and the market value of the Company's stock on the date the options were granted; cash payments of $56 million to the NeXT debtholders; and cash payments of $9 million for closing and related costs, as adjusted. The acquisition was accounted for as a purchase and, accordingly, the operating results pertaining to NeXT subsequent to the date of acquisition have been included in the Company's consolidated operating results. The purchase price, including the fair value of the net tangible liabilities assumed, was $427 million, as adjusted, of which $375 million was allocated to purchased in-process research and development and $52 million was allocated to goodwill and other intangible assets. The purchased in-process research and development was charged to operations upon acquisition, and the goodwill and other intangible assets are being amortized on a straight-line basis over 2 to 7 years. The purchase price allocation is based on preliminary estimates of the fair value of the acquired net assets and in-process research and development and may be subject to adjustment as management completes its evaluation of the technology acquired and additional information becomes available during 1997.

The following unaudited proforma summary combines the consolidated results of operations of the Company and NeXT as if the acquisition had occurred at the beginning of the nine months ended June 27, 1997 and June 28, 1996, after giving effect to certain adjustments, including in-process research and development, amortization of intangible assets, lower interest income as a result of lower cash investment balances, and lower interest expense as a resultof the settlement of the NeXT debt, and related income tax effects. The proforma summary does not necessarily reflect the results of operations as they would have been had the Company and NeXT been combined as of the beginning of such periods.

Proforma Results of Operations

(dollars in millions)	    	 Nine Months Ended
	                    June 27,1997  June 28, 1996
[S]	                         [C]	       [C]
Net sales		       $ 5,484       $ 7,544
Net loss	               $  (900)	     $(1,249)
Loss per common share	       $ (7.14)      $ (9.99)


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

5.	In July of 1997, the Board of Directors adopted a resolution allowing employees to exchange all (but not less than all) of their existing options (vested and unvested) to purchase Apple common stock (other than options granted by and assumed from NeXT Software, Inc.) for options having an exercise price of $13.25 and a new three year vesting period beginning in July of 1997.

6.	The Internal Revenue Service ("IRS") has proposed federal income tax deficiencies for the years 1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies by filing petitions with the United States Tax Court, and most of the issues in dispute have now been resolved. On June 30, 1997, the IRS proposed income tax adjustments for the years 1992 through 1994. Although a substantial number of the issues for those years have been resolved, certain issues still remain in dispute and are being contested by the Company. Management believes that adequate provision has been made for any adjustments that may result from tax examinations.

7.	On August 6, 1997, the Company and Microsoft Corporation ("Microsoft")
announced patent cross licensing and technology agreements between the two companies. In addition, Microsoft will purchase 150,000 shares of Apple Series 'A' Non-voting Convertible Preferred Stock ("Preferred Stock") for $150 million. Except under limited circumstances, the shares of Preferred Stock may not be sold by Microsoft prior to August 5, 2000. Upon any sale of the Preferred Stock by Microsoft, the shares will automatically be converted into shares of Apple common stock at a conversion price of $16.50 per share and the shares can be converted at Microsoft's option at such price after August 5, 2000. Each share of Preferred Stock is entitled to receive, if and when declared by the Company's Board of Directors, a dividend of $30 per share per annum, payable in preference to any dividend on the Company's common stock, plus, if the dividends per share paid on the common stock are greater than the dividends pershare paid on the Preferred Stock on an as converted basis, then the Board of Directors shall declare an additional dividend such that the dividends per share paid on the Preferred Stock on an as converted basis, shall equal the dividends per share paid on the common stock.

8. In August 1997, the Board of Directors adopted a resolution to reserve 5 million shares for issuance under a new stock option plan for non-officer employees of the Company.

9.	The information set forth in Item 1 of Part II hereof is hereby incorporated by reference.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. All information is based on the Company's fiscal calendar.
(Tabular information: Dollars in millions, except per share amounts)

Results of Operations
			Third Quarter		    Nine Months Ended
			  			 June 27,  June 28,
		       1997    1996    Change       1997       1996    Change
Net sales	    $ 1,737   $ 2,179  (20%)	 $ 5,467    $  7,512    (27%)
Gross margin	    $   348   $   403  (14%)	 $ 1,048    $    457     129%
  Percentage of
  net sales	      20.0%	18.5%		   19.2%        6.1%
Research and
 development	    $   101   $   155  (35%)     $   391    $    458    (15%)
  Percentage of
  net sales	       5.8%	 7.1%		    7.2%        6.1%
Selling, general and
administrative	    $   307   $   364  (16%)     $ 1,027    $  1,209    (15%)
  Percentage of
  net sales	      17.7%	16.7%		   18.8%       16.1%
In-process research
and development	    $   ---   $   ---	         $   375    $    ---      NM
  Percentage of
  net sales	        ---	  ---		    6.9%         ---
Restructuring costs $   ---   $   ---		 $   155    $    207	  NM
  Percentage of
  net sales	        --- 	  ---		    2.8%        2.8%
Interest and other
 income, net	    $     4   $    65  (94%)	 $    16    $     82    (80%)
Loss before benefit
 from income taxes  $  (56)   $  (51)  (10%)	 $ (884)    $(1,335)	  34%
Benefit from
 income taxes	        ---	 (19)	 NM	               (494)	  NM
Net loss	    $ (56)    $  (32)  (75%)	 $ (884)    $  (841)     (5%)
Loss per share	    $(.44)    $ (.26)  (69%)	 $(7.04)    $ (6.81)	 (3%)



		     Third     Second
		    Quarter    Quarter
		     1997	1997	Change
Net sales	    $ 1,737   $ 1,601     8%
Gross margin	    $   348   $   303	 15%
  Percentage of
  net sales	      20.0%	18.9%
Research and
 development	    $   101   $   141   (28%)
  Percentage of
  net sales	       5.8%	 8.8%
Selling, general and
administrative	    $   307   $   348   (12%)
  Percentage of
  net sales	      17.7%	21.7%
In-process research
and development	    $   ---   $    375	  NM
  Percentage of
  net sales	        ---	 23.4%
Restructuring costs $   ---   $    155	  NM
  Percentage of
  net sales	        ---	  9.7%
Interest and other
 income, net	    $     4   $      8  (50%)
Net loss	    $  (56)   $  (708)	  92%
Loss per share	    $ (.44)   $ (5.64)    92%

NM: Not meaningful.

Overview

During the third quarter of 1997 the Company experienced modest increases in net sales, units shipped and estimated share of the personal computer market compared to the prior quarter. Despite these modest increases, results of all three quarters of 1997 showed significant declines in net sales, units shipped and the estimated share of the personal computer market compared to the same quarters of the prior year. In the third quarter the Company continued to effect supplemental restructuring actions it announced and began in the second quarter. The restructuring actions effected through the end of the third quarter have resulted in a decrease in operating expenses in that quarter compared to the prior quarter and the same quarter of the prior year. Although the Company believes that planned restructuring actions to be effected through the end of the fourth quarter will result in a decrease in operating expenses in that quarter compared to the prior quarter and the same quarter of the prior year, the Company does not believe it will return to profitability in the fourth quarter.


Net Sales

Q3 97 compared with Q3 96

Net sales decreased 20% in the third quarter of 1997 compared with the same quarter of 1996. Total Macintosh computer unit sales and peripheral unit sales decreased 17% and 27%, respectively, in the third quarter of 1997, compared with the same period of 1996, which the Company believes was due principally to customer concerns regarding the Company's strategic direction, financial condition, future prospects and the viability of the Macintosh platform, and to competitive pressures in the marketplace. The average aggregate revenue per Macintosh unit increased 8% in the third quarter of 1997 compared with the same period of 1996, as a result of a shift in mix toward the Company's newer and higher priced PowerBook(Registered Trademark) products, partially offset by continued pricing actions, including rebates, across most product lines in an effort to stimulate demand. The average aggregate revenue per peripheral product decreased 25% in the third quarter of 1997 compared with the same period of 1996, as a result of a shift in mix toward certain lower priced products and continued pricing actions, including rebates, across most product lines in an effort to stimulate demand. The average aggregate revenue per Macintosh unit and per peripheral unit will remain under significant downward pressure due to a variety of factors, including industrywide pricing pressures, increased competition, and the need to stimulate demand for the Company's products.

International net sales represented 53% of total net sales in the third quarter of 1997 compared with 52% in the same period of 1996.
International net sales declined 19% in the third quarter of 1997 compared with the same period of 1996. Net sales in the European markets and in Japan decreased during the third quarter of 1997 compared with the same period of 1996, as a result of decreases in Macintosh and peripheral unit sales and the average aggregate revenue per Macintosh unit, partially offset by an increase in the average aggregate revenue per peripheral unit in Japan.

Domestic net sales declined 22% in the third quarter of 1997, over the comparable period of 1996, due to decreases in unit sales of Macintosh computers and peripheral products and in the average aggregate revenue per peripheral unit, partially offset by an increase in the average aggregate revenue per Macintosh unit.

During the third quarter of 1997 compared with the comparable period of 1996, the Company's estimated share of the worldwide and U.S. personal computer markets declined to 3.7% from 5.1%, as adjusted, and to 4.6% from 6.5%, as adjusted, respectively, based upon market information provided by industry sources. In addition, the Company believes that its licensees' share of the worldwide personal computer market during such period increased to approximately 0.4% from approximately 0.1%.

Nine Months Ended June 27, 1997 compared with Nine Months Ended
June 28, 1996

Net sales decreased 27% in the first nine months of 1997 compared with the same period of 1996. Total Macintosh computer unit sales and peripheral unit sales decreased 27% and 33%, respectively, in the first nine months of 1997, compared with the same period of 1996, as a result of a decline in worldwide demand for most product families, which the Company believes was due principally to customer concerns regarding the Company's strategic direction, financial condition, future prospects and the viability of the Macintosh platform, and to competitive pressures in the marketplace. In addition,Macintosh unit sales were negatively affected primarily during the first six months of 1997 as a result of the Company's inability to fulfill all purchase orders of Power Macintosh products due to the unavailability of sufficient quantities of certain components and product transition constraints. The average aggregate revenue per Macintosh and peripheral unit increased slightly in the first nine months of 1997 compared with the same period of 1996, primarily due to a shift in mix toward the Company's newer and higher priced PowerBook products, substantially offset by continued pricing actions, including rebates, across most product lines in an effort to stimulate demand.

International net sales represented 53% of total net sales in the first nine months of 1997 and of 1996. International net sales declined
28% in the first nine months of 1997 compared with the same period of 1996. Net sales in European markets and Japan decreased during the first nine months of 1997 compared with the same period in 1996, as a result of decreases in Macintosh and peripheral unit sales and the average aggregate revenue per Macintosh unit, partially offset by an increase in the average aggregate revenue per peripheral unit.

Domestic net sales declined 27% in the first nine months of 1997, over the comparable period of 1996, due to decreases in unit sales of Macintosh computers and peripheral products and the average aggregate revenue per peripheral unit, slightly offset by an increase in the average aggregate revenue per Macintosh unit.

Q3 97 compared with Q2 97

Net sales increased 8% in the third quarter of 1997 compared with the second quarter of 1997. Total Macintosh computer unit sales increased 16% in the third quarter of 1997 compared with the prior quarter primarily as a result of the Company satisfying pent-up demand for certain of its "Flagship" line of higher-end Power Macintosh products by resolving certain product transition and component constraint issues which existed in the second quarter, partially offset by an easing of pent-up demand for new PowerBook products which were introduced in the second quarter. Unit sales of peripheral products increased slightly in the third quarter of 1997 compared with the second quarter of 1997. The average aggregate revenue per Macintosh and peripheral unit decreased slightly in the third quarter of 1997 compared with the second quarter of 1997, primarily due to continued pricing actions, including rebates, across most product lines in an effort to stimulate demand and a shift in product mix away from the Company's higher priced PowerBook products, substantially offset by a shift in product mix toward the Company's newer and higher priced "Flagship" line of Power Macintosh products.

International net sales represented 53% of total net sales in the third quarter of 1997, compared with 49% in the second quarter of 1997. International net sales increased 18% in the third quarter compared with the second quarter of 1997, primarily as a result of an increase in net sales in Japan due to increases in Macintosh unit sales and the average aggregate revenue per Macintosh unit, slightly offset by decreases in peripheral unit sales and the average aggregate revenue per peripheral unit. The net sales increase in Japan was slightly offset by a decrease in the European markets.

Domestic net sales declined slightly in the third quarter of 1997 compared with the prior quarter, due to a decrease in the average aggregate revenue per Macintosh unit, substantially offset by increases in Macintosh and peripheral unit sales and the average aggregate revenue per peripheral unit.

During the third quarter of 1997 compared with the second quarter of 1997, the Company's estimated share of the worldwide and U.S. personal computer markets increased to 3.7% from 3.2%, as adjusted, and to 4.6% from 4.2%, as adjusted, respectively, based upon market information provided by industry sources. In addition, the Company believes that its licensees' share of the worldwide personal computer market during such period increased to approximately 0.4% from approximately 0.3%.

In general, the Company's resellers purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders ("backlog") can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. The Company's backlog decreased to approximately $293 million at August 1, 1997, from approximately $409 million at May 2, 1997, primarily due to satisfying pent-up demand for the Company's "Flagship" line of Power Macintosh products as discussed above.

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

The Company believes that net sales will be below the level of the prior year's comparable periods through at least the first quarter of 1998, if not longer.


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

Gross margin increased from 18.5% to 20.0% of sales during the third quarter of 1997 compared to the same period of 1996, primarily as a result of an increase in the gross margin percentage on the sale of the Company's PowerBook products and a shift in mix towards these products which yield a high gross margin per unit, as well as an increase in the gross margin percentage on the sale of the Company's "Value" line of Power Macintosh products (formerly generally referred to as entry level and Performa(Registered Trademark) products).

Gross margin increased from 6.1% to 19.2% of sales during the first nine months of 1997 compared to the same period of 1996, primarily as a result of a $616 million charge in the second quarter of 1996 that related principally to the write-down of certain inventory, as well as to the cost to cancel excess component orders necessitated by significantly lower than expected demand for many of the Company's products, primarily its "Value" line of Power Macintosh products. Also, the Company separately incurred a $60 million charge in the second quarter of 1996 to reflect the estimated cost to correct certain quality problems in certain of the "Value" line of Power Macintosh products, as well as PowerBook products. In addition, gross margins in the second quarter of 1996, and to a lesser degree the first quarter of that year, were adversely affected by aggressive pricing actions in Japan in response to extreme competitive actions by other companies, as well as pricing actions in the U.S. and Europe across all product lines in order to stimulate demand.

Gross margin increased from 18.9% to 20.0% of sales during the third quarter of 1997 compared with the second quarter of 1997, primarily as a result of an increase in the gross margin percentage on the sale of the Company's "Flagship" line of Power Macintosh products and a shift in mix towards these products which yield a high gross margin per unit, as well as an increase in the gross margin percentage on the sale of the Company's "Value" line of Power Macintosh products, offset in part by a reduced mix in PowerBook products.

The gross margin levels in the third quarter of 1997 compared with the second quarter of 1997 and the third quarter of 1996, and in the first nine months of 1997 compared with the corresponding period of 1996, were also adversely affected by a stronger U.S. dollar relative to certain foreign currencies. This negative impact was offset by hedging gains. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

There can be no assurance that the Company will be able to sustain the gross margin levels achieved in the third quarter and in the first nine months of 1997. Gross margins will remain under significant downward pressure due to a variety of factors, including continued industrywide pricing pressures around the world, increased competition, and compressed product life cycles. In response to those downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs, and to stimulate demand for certain of its products.

Research and Development

		         Third Quarter	       Nine Months Ended
		    			       June 27,  June 28,
		     1997      1996   Change      1997	    1996   Change
Research and
development	  $   101    $  155   (35%)    $   391    $   458    (15%)
Percentage of net
sales	             5.8%      7.1%		  7.2%	     6.1%

		     Third     Second
                    Quarter    Quarter
		     1997       1997  Change
Research and
development	  $   101    $  141   (28%)
Percentage of net
sales		     5.8%      8.8%

Research and development expenditures decreased in amount in the third quarter of 1997 compared with the second quarter of 1997 and the third quarter of 1996, and during the first nine months of 1997 compared with the same period of 1996. The decreases are primarily due to certain restructuring actions initiated by the Company late in the second quarter of 1997. Research and development expenditures also decreased as a percentage of sales in the third quarter of 1997 compared with the second quarter of 1997 and the third quarter of 1996, primarily due to the impact of such restructuring actions, partially offset by a decrease in the level of net sales. The increase as a percentage of net sales for the first nine months of 1997 compared with the same period of 1996 resulted from a decrease in the level of net sales, partially offset by the impact of such restructuring actions.

The Company believes that continued investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products that are central to the Company's core business strategy. The Company believes its research and development expenditures will decrease slightly in the fourth quarter of 1997 compared with the third quarter of 1997 as the Company completes and more fully realizes the cost reduction benefits of its restructuring plan. For additional information regarding the restructuring plan, refer to Note 2 of the Notes to the Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Factors That May Affect Future Results and Financial Condition as well as Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

In-Process Research and Development

			Third Quarter		    Nine Months Ended
			1997	1996	Change	   June 27,  June 28,	Change
					               1997	 1996
In-process research
and development	       $ ---   $  ---		    $  375     $  ---      NM
Percentage of net
sales			 --- 	  ---		      6.9%	  ---


			Third   Second
		      Quarter   Quarter
			1997	 1997	Change
In-process research
and development	       $ ---   $  375 	 NM
Percentage of net
sales	                 ---	23.4%

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

Selling, General and Administrative

			Third Quarter		    Nine Months Ended
			1997	 1996	Change	   June 27,  June 28,	Change
					               1997	 1996
Selling, general and
administrative	       $   307  $  364   (16%)      $  1,027  $  1,209   (15%)
Percentage of net
sales			 17.7%	 16.7%		      18.8%	 16.1%

			Third   Second
		      Quarter   Quarter
			1997	 1997	Change
Selling, general and
administrative	       $   307  $   348  (12%)
Percentage of net
sales	                 17.7%	  21.7%

Selling, general and administrative expenditures decreased in amount in the third quarter of 1997 compared with the second quarter of 1997 and the third quarter of 1996, and during the first nine months of 1997 compared with the same period of 1996. The decreases are primarily due to certain restructuring actions initiated by the Company late in the second quarter of 1997. Selling, general and administrative expenditures also decreased as a percentage of sales in the third quarter of 1997 compared with the second quarter of 1997 and the third quarter of 1996, primarily due to the impact of such restructuring actions partially offset by a decrease in the level of net sales. The increase as a percentage of net sales for the first nine months 1997 compared with the same period of 1996 resulted from a decrease in the level of net sales, partially offset by the impact of such restructuring actions.

The Company believes its selling, general and administrative expenditures will continue to decrease in the fourth quarter of 1997 compared with the third quarter of 1997, as the Company completes and more fully realizes the cost reduction benefits of its restructuring plan, slightly offset by the amortization expense on the intangible assets the Company recognized as a result of the acquisition of NeXT. For additional information regarding the Company's restructuring actions and the acquisition of NeXT, refer to Notes 2 and 3, respectively, of the Notes to the Consolidated Financial Statements (Unaudited) in Part I, Item I, and to Factors That May Affect Future Results and Financial Condition as well as Liquidity and Capital Resources in Part I, Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

Restructuring Costs
			Third Quarter		    Nine Months Ended
			1997	 1996	Change	   June 27,  June 28,	Change
					               1997	 1996
Restructuring costs    $  ---   $  ---              $   155   $  207	  NM
Percentage of net
sales			  ---	   ---		       2.8%	2.8%

			Third   Second
		      Quarter   Quarter
			1997	 1997	Change
Restructuring costs   $  ---    $  155   NM
Percentage of net
sales	                 ---	  9.7%

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

Interest and Other Income, Net
			Third Quarter		    Nine Months Ended
			1997	 1996	Change	   June 27,  June 28,	Change
					               1997	 1996
Interest and other
income, net	      $    4    $  65	(94%)	    $    16   $    82    (80%)

			Third   Second
		      Quarter   Quarter
			1997	 1997	Change
Interest and other
income, net	      $    4    $   8   (50%)

Interest and other income, net, decreased in the third quarter of 1997 and for the first nine months of 1997 compared with the same periods of 1996, primarily due to $69 million of realized gains on sales of available-for-sale securities realized in the third quarter of 1996. Interest and other income, net, decreased in the third quarter of 1997 compared with the second quarter of 1997 as a result of lower average cash balances, due to cash used to acquire NeXT, to fund the restructuring actions begun in the second quarter of 1997 and to fund operations. The Company expects interest income to be flat in the fourth quarter of 1997 compared with the immediate prior quarter.

The Company's senior and subordinated long-term debt ratings remain unchanged from the second quarter. In the second quarter of 1997, the Company's senior and subordinated long-term debt were downgraded to B and CCC+, respectively, by Standard and Poor's
Rating Agency and to B3 and Caa, respectively, by Moody's Investor Services. These actions could increase the Company's cost of funds in future periods.


Income Tax Benefit
			Third Quarter		    Nine Months Ended
			1997	 1996	Change	   June 27,  June 28,	Change
					               1997	 1996
Benefit from income
taxes			  --	$ (19)	 NM		--    $  (494)	  NM
Effective tax rate	  --	   37%			--	   37%

			Third   Second
		      Quarter   Quarter
			1997	 1997	Change
Benefit from income
taxes			  --	  --	 NM
Effective tax rate	  --	  --

NM: Not meaningful.

At June 27, 1997, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $591 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. In the first nine months of 1997, a valuation allowance of $174 million was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of approximately $85 million of the asset is dependent on the Company's ability to generate approximately $245 million of future U.S. taxable income. Management believes that it is more likely than not that the asset will be realized based on forecasted U.S. income. However, there can be no assurance that the Company will meet its expectations of future U.S. income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's financial results. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

Factors That May Affect Future Results and Financial Condition

Overview

The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns, and its ability to effect a change in marketplace perception of the Company's prospects, including the viability of the Macintosh platform.
Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition.
Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; the availability of key components on terms acceptable to the Company; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current Macintosh operating system ("Mac(Registered Trademark) OS") and to make timely delivery of a new and substantially backward-compatible OS; the Company's ability to successfully integrate NeXT technologies, processes and employees with those at Apple; the Company's ability to successfully implement its strategic direction and restructuring actions, including reducing its expenditures; the Company's ability to attract, motivate and retain employees, including a new Chief
Executive Officer; the effects of significant adverse publicity; and the availability of third-party software for particular applications.

The Company expects that it will not return to profitability in the fourth quarter of 1997.

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

As part of its restructuring effort, the Company has been implementing a new business model. Implementation of the new business model involves several risks, including the risk that by simplifying and modifying its product line the Company will increase its dependence on fewer products, potentially reduce overall sales, and increase its reliance on unproven products and technology. Another risk of the new business model is that by increasing the proportion of the Company's products to be manufactured under outsourcing arrangements, the Company could lose control of the quality or quantity of the products manufactured, or lose the flexibility to make timely changes in production schedules in order to respond to changing market conditions. In addition, the new business model could adversely affect employee morale, thereby damaging the Company's ability to retain and motivate employees. Also, because the new business model contemplates that the Company will rely to a greater extent on collaboration and licensing arrangements with third parties, the Company will have less direct control over certain of its research and development efforts, and its ability to create innovative new products may be reduced. In addition, the new business model now includes the acquisition of NeXT. There can be no assurance that the technologies acquired from NeXT will be successfully exploited, or that key NeXT employees and processes will be retained and successfully integrated with those at Apple. Also, the new business model now includes the "spin-out" of the Company's Newton(Registered Trademark) unit into a separate but wholly-owned subsidiary named Newton, Inc. There can be no assurance that Newton, Inc. will be successful as a separate entity. Finally, even if the new business model is successfully implemented, there can be no assurance that it will effectively resolve the various issues currently facing the Company. Although the Company believes that the actions it is taking and will take under its new business model, including its restructuring plan, its acquisition of NeXT, and its "spin-out" of Newton, Inc., should help restore marketplace confidence in the Company, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing its cost structure, improving its competitiveness, and restoring sustained profitability. The Company's future operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the transition to the new business model and cost structure.

For information regarding the Company's restructuring actions and the acquisition of NeXT, refer to Notes 2 and 3, respectively, of the Notes to the Consolidated Financial Statements (Unaudited) in
Part I, Item I, and to Liquidity and Capital Resources in Part I,
Item II of this Quarterly Report on Form 10-Q, which information is hereby incorporated by reference.

Product  Introductions and Transitions

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company frequently introduces new products and product enhancements, including the recent introductions of certain PowerBook and Power Macintosh products, and the introduction of Mac OS 8 in July of 1997. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine the ultimate effect that new products will have on its sales or results of operations. In addition, although the number of new product introductions may decrease under the Company's new business model, the risks and uncertainties associated with new product introductions may increase as the Company refocuses its product offerings on key growth segments and to the extent new product introductions are in markets that are new to the Company.

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

The Company has announced plans for two operating systems.
The Company plans to continue to introduce major upgrades to the current Mac OS and later introduce a new OS (code named "Rhapsody") which is expected to offer advanced functionality based on Apple and NeXT software technologies. However, the NeXT software technologies that the Company plans to use in the development of Rhapsody were not originally designed to be compatible with the Mac OS. As a result, there can be no assurance that the development of Rhapsody will be successful. In addition, Rhapsody may not be fully backward-compatible with all existing applications, which could result in a loss of existing customers. Finally, it is uncertain whether Rhapsody or the planned enhancements to the current Mac OS will gain developer support and market acceptance. Inability to successfully develop and make timely delivery of a substantially backward-compatible Rhapsody or of planned enhancements to the current Mac OS, or to gain developer support and market acceptance for those operating systems, may have an adverse impact on the Company's operating results and financial condition.

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

The Company is currently the primary maker of hardware that uses the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers that run the MS-DOS and Microsoft Windows operating systems. The Company believes that the Mac OS, with its perceived advantages over MS-DOS and Windows, has been a driving force behind sales of the Company's personal computer hardware for the past several years. Recent innovations in the Windows platform, including those included in Windows 95 and Windows
NT, or those expected to be included in Windows 98, have added features to the Windows platform which make the differences between the Mac OS and Microsoft's Windows operating systems less significant. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows platform. The Company's future operating results and financial condition may be affected by its ability to maintain and increase the installed base for the Macintosh platform.

As part of its efforts to increase the installed base for the Macintosh platform, the Company announced the licensing of the Mac OS to other personal computer vendors in 1995 and 1996. Several vendors currently sell products that utilize the Macintosh operating system, many of which have licensing arrangements with the Company. As a result of licensing its operating system, the Company competes with other companies producing Mac OS-based computer systems. The benefits to the Company from licensing the Mac OS to third parties may be more than offset by the disadvantages of competing with them. The Company is currently in discussions concerning the nature of such licensing arrangements going forward, including whether or not to extend such arrangements. There can be no assurance that the Company's Mac OS licensing strategy will prove successful or will financially benefit the Company or, if the Company decides to alter its strategy, that it will be able to modify its existing licensing arrangements to pursue such a strategy.

As a supplemental means of addressing the competition from MS-
DOS and Windows, the Company has devoted substantial resources toward developing personal computer products capable of running application software designed for the MS-DOS or Windows operating systems ("Cross-Platform Products"). These products include the RISC-based PowerPC(TradeMark) microprocessor and either include the Pentium or 586-class microprocessor or can accommodate an add-on card containing a Pentium or 586-class microprocessor. These products enable users to run concurrently applications that require the Mac OS, MS-DOS, Windows 3.1, or Windows 95 operating systems. The Company has supplied customers who purchase Cross-Platform Products with Windows operating system software under licensing agreements with certain Microsoft distributors. The Company's ability to market Cross-Platform Products could be adversely affected if such Microsoft distributors were unwilling to continue to supply the Company with Windows operating system software on the terms of such licensing agreements.

The Company, International Business Machines Corporation
("IBM") and Motorola, Inc. ("Motorola") have agreed upon and announced the availability of specifications for a PowerPC microprocessor-based hardware reference platform. These specifications define a "unified" personal computer architecture that gives access to both the Power Macintosh platform and the PC environment and utilizes standard industry components. The Company's future operating results and financial condition may be affected by its ability to continue to implement this agreement and to manage the risk associated with the transition to this new hardware reference platform. Microsoft Corporation ("Microsoft") recently announced that it would no longer adapt its Windows NT operating system software, which is being used more by corporations, to run on the PowerPC microprocessor. This decision may adversely affect revenues derived from this new hardware reference platform.

Several competitors of the Company have either targeted or announced their intention to target certain of the Company's key market segments, including education and publishing. Many of these companies have greater financial, marketing, manufacturing, and technological resources than the Company.

On August 6, 1997, the Company and Microsoft announced patent cross licensing and technology agreements between the two companies. Under these agreements, the companies provided patent cross licenses to each other. In addition, Microsoft will make future versions of its Microsoft Office and Internet Explorer products for the Mac OS, and the Company will bundle the Internet Explorer product with Mac OS system software releases and make that product the default internet browser for such releases. The Company also announced that Microsoft will purchase 150,000 shares of Apple Series 'A' Non-voting Convertible Preferred Stock for $150 million. While the Company believes that its relationship with Microsoft will be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Microsoft relationship is for a limited term and does not cover many of the areas in which the Company competes with Microsoft, including the Windows platform. In addition, the Microsoft relationship may have an adverse effect on, but not limited to, the Company's relationship with other partners. There can be no assurance that the benefits to the Company of the Microsoft relationship will not be offset by the disadvantages.

Support from Third-Party Software Developers

Decisions by customers to purchase the Company's personal computers, as opposed to MS-DOS or Windows-based systems, are often based on the availability of third-party software for particular applications. The Company believes that the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger MS-DOS and Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, and the costs of developing such software products. To the extent the Company's recent financial losses and declining demand for the Company's product have caused software developers to question the Company's prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger MS-DOS and Windows market. Microsoft is an important developer of application software for the Company's products. Although the Company has entered into a relationship with Microsoft, which includes Microsoft's agreement to develop and ship future versions of its Microsoft Office and Internet Explorer products and certain other Microsoft tools for the Mac OS, such relationship is for a limited term and does not cover many areas in which theCompany competes with Microsoft. Accordingly, Microsoft's interest in producingapplication software for the Company's products not covered by the relationship or upon expiration of the relationship may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating system.

Global Market Risks

A large portion of the Company's revenue is derived from its international operations. As a result, the Company's operations and financial results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the United States dollar versus the local currency in which the products are sold. When the U.S. dollar strengthens against other currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases. When the U.S. dollar weakens, the U.S. dollar value of non-U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's consolidated sales and gross margins (as expressed in U.S. dollars).

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

Inventory and Supply

The Company provides reserves against any inventories of products that have become obsolete or are in excess of anticipated demand, accrues for any cancellation fees of orders for inventories that have been canceled, and accrues for the estimated costs to correct any product quality problems.
Although the Company believes its inventory and related reserves are adequate, no assurance can be given that the Company will not incur additional inventory and related charges.
In addition, such charges have had, and may again have, a material effect on the Company's financial position and results of operations.

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

Certain of the Company's products are manufactured in whole or in part by third-party manufacturers, either pursuant to design specifications of the Company or otherwise. As part of its restructuring actions, the Company has sold its Fountain, Colorado, manufacturing facility to SCI Systems, Inc. ("SCI") and entered into a related manufacturing outsourcing agreement with SCI; sold its Singapore printed circuit board manufacturing assets to NatSteel Electronics Pte., Ltd. who will then supply main logic boards to the Company under a manufacturing outsourcing agreement; entered into an agreement with Ryder Integrated Logistics, Inc. to outsource the Company's domestic operations transportation and logistics management, and has entered into other similar agreements to outsource the Company's European operations transportation and logistics management. As a result of the foregoing actions, the proportion of the Company's products produced and distributed under outsourcing arrangements will continue to increase. While outsourcing arrangements may lower the fixed cost of operations, they will also reduce the direct control the Company has over production. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. Furthermore, any efforts by the Company to manage its inventory under outsourcing arrangements could subject the Company to liquidated damages or cancellation of the arrangement. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company remains at least initially responsible to the ultimate consumer for warranty service. Accordingly, in the event of product defects or warranty liability, the Company may remain primarily liable. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company's future operating results and financial condition.

Although certain raw materials, processes and components essential to the Company's business are generally available from multiple sources, other processes and key components (including microprocessors and application specific integrated circuits ("ASICs") ) are currently obtained by the Company from single sources. If the supply of a key single-sourced material, process or component were to be delayed or curtailed, the Company's business and financial performance could be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternate source. The
Company believes that the availability from suppliers to the personal computer industry of microprocessors and ASICs presents the most significant potential for constraining the Company's ability to manufacture products. Some advanced microprocessors are currently in the early stages of ramp-up for production and thus have limited availability. The Company and other producers in the personal computer industry also compete for other semiconductor products with other industries that have experienced increased demand for such products, due to either increased consumer demand or increased use of semiconductors in their products (such as the cellular phone and automotive industries). Finally, the Company uses some components that are not common to the rest of the personal computer industry (including certain microprocessors and ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Such product supply constraints and corresponding increased costs could decrease the Company's net sales and adversely affect the Company's operating results and financial condition.

The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the suppliers of the PowerPC RISC microprocessor for certain of the Company's products, to supply to the Company in adequate numbers microprocessors that produce superior price/performance results compared with those supplied to the Company's competitors by Intel Corporation, the developer and producer of the microprocessors used by most personal computers using the MS-DOS and Windows operating systems. In addition, the desire of IBM and Motorola to continue producing these microprocessors may be influenced by Microsoft's decision not to adapt its Windows NT operating system software to run on the PowerPC microprocessor. IBM produces personal computers based on Intel microprocessors as well as workstations based on the PowerPC microprocessor, and is also the developer of OS/2, a competing operating system to the Company's Mac OS. Accordingly, IBM's interest in supplying the Company with microprocessors for the Company's products may be influenced by IBM's perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor.

The Company's current financial condition and uncertainties related to recent events could effect the terms on which suppliers are willing to supply the Company with their products. There can be no assurance that the Company's current suppliers will continue to supply the Company on terms acceptable to the Company or that the Company will be able to obtain comparable products from alternate sources on such terms. The Company's future operating results and financial condition could be adversely affected if the Company is unable to continue to obtain key components on terms substantially similar to those currently available to the Company.

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

Change in Senior Management

On July 9, 1997, the Company announced that Dr. Gilbert F. Amelio had resigned his positions as Chairman of the Board and Chief Executive Officer and that the Company was initiating a search for a new Chief Executive Officer. While the Company intends to name a new Chief Executive Officer as soon as practicable, there can be no assurance that the change in senior management and related uncertainties will not adversely affect the Company's operating results and financial condition during the period until a new Chief Executive Officer is hired and afterward.

Changes to Board of Directors

The Company announced on August 6, 1997 significant changes to its Board of Directors, replacing all but two former directors. The continuing directors are Gareth Chang and Edgar Woolard. The new directors are William Campbell, President and CEO of Intuit Corp.; Lawrence Ellison, Chairman and CEO of Oracle Corp.; Steve Jobs, Chairman and CEO of Pixar Animation Studios; and Jerome York, former CFO of IBM and Chrysler Corporation.

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

The Company recently evaluated replacing its existing transaction systems (which include order management, product procurement, distribution, and finance) with a single integrated system, but has decided to continue to use its existing transaction systems for the foreseeable future. The Company's future operating results and financial condition could be adversely affected if the Company is unable to effectively manage its existing transaction systems.

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


Liquidity and Capital Resources

The Company's financial position with respect to cash, cash equivalents, and short-term investments, net of notes payable to banks, decreased to $1,103 million at June 27, 1997, from $1,559 million at September 27, 1996. The Company's financial position with respect to cash, cash equivalents, and short-term investments decreased to $1,230 million at June 27, 1997, from $1,745 million at September 27, 1996. The Company's cash and cash equivalent balance at June 27, 1997 and September 27, 1996, includes $176 million and $177 million, respectively, pledged as collateral to support letters of credit primarily associated with the Company's purchase commitments under the terms of the sale of the Company's Fountain, Colorado, manufacturing facility to SCI.

Cash used by operations during the first nine months of 1997 totaled $10 million, primarily due to the Company's net loss, adjusted for non-cash expenses such as in-process research and development, and a decrease in certain current liabilities, as well as restructuring costs, partially offset by a decrease in accounts receivable and inventories. The Company expects to use cash to fund operations over at least the next quarter.

Cash used to acquire NeXT totaled $384 million in the second quarter of 1997. The Company expects no additional cash expenditures related to the NeXT acquisition. Cash used for the purchase of property, plant, and equipment totaled $42 million in the first nine months of 1997, and consisted primarily of increases in manufacturing machinery and equipment. The
Company expects that the level of capital expenditures for the remainder of 1997 will be comparable to the same period of 1996.

The Company's debt ratings remain unchanged from the second quarter of 1997, when the Company's senior and subordinated long-term debt were downgraded to B and CCC+, respectively, by Standard and Poor's Rating Agency and to B3 and Caa, respectively, by Moody's Investor Services. The Company was also placed on negative credit watch by Moody's Investor Services.
These actions may increase the Company's cost of funds in future periods. In addition, the Company may be required to pledge additional collateral with respect to certain of its borrowings and letters of credit and to agree to more stringent covenants than in the past.

The Company believes that its balances of cash and cash equivalents and short-term investments, including proceeds from the August 1997 sale of Apple Series A Non-voting Convertible Preferred Stock to Microsoft, and continued short-term borrowings from banks, will be sufficient to meet its cash requirements over the next 12 months. In addition to funding an expected net loss for at least the next quarter, expected cash requirements over the next twelve months include an estimated $100 million to effect actions under the restructuring plan, most of which will be effected over the next six months. Also, the notes payable to banks all become due prior to September 30, 1997. No assurance can be given that short-term borrowings from banks can be continued, or that any additional required financing could be obtained should the restructuring plan take longer to implement than anticipated or be unsuccessful. If the Company is unable to obtain such financing, its liquidity, results of operations, and financial condition would be materially adversely affected.

The Internal Revenue Service ("IRS") has proposed federal income tax deficiencies for the years

1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies by filing petitions with the United States Tax Court, and most of the issues in dispute have now been resolved. On
June 30, 1997, the IRS proposed income tax adjustments for the years 1992 through 1994. Although a substantial number of the issues for these years have been resolved, certain issues still remain in dispute and are being contested by the Company. Management believes that adequate provision has been made for any adjustments that may result from tax examinations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to page 45 of the Company's 1996 Annual Report on Form 10-K under the subheading "Litigation" for a discussion of certain consumer class actions relating to "repetitive stress injury" claims.

In July 1997, the Court in the case styled Abraham and Evelyn Kostick Trust
v. Peter Crisp et. al. granted in part and denied in part the Company's motion to strike most of the substantive allegations of the second amended complaint. The Court had previously sustained the demurrer to plaintiffs' class claims but overruled the demurrer to the shareholder derivative claims. The Company intends to make additional motions to dispose of the case on the pleadings, including filing a demurrer to any amended complaint that plaintiffs may elect to serve.

On July 8, 1997, the Court in the case styled LS Men's Clothing Defined Benefit Pension Fund v. Michael Spindler et. al. sustained the Company's demurrer dismissing the amended complaint with leave to amend. On July 28, 1997, plaintiff served a second amended complaint.

In March 1997, the Court in the case styled In re Computer Monitor Litigation preliminarily approved a proposed settlement to which the Company and all but three of the other defendants in the action would be parties and provisionally certified a nationwide settlement class with respect thereto. A hearing regarding final approval of the proposed settlement was held on June 30, 1997 and the Court's decision is pending. If approved, the Company does not anticipate its obligations pursuant to the proposed settlement will have a material adverse effect on its financial condition as reported in the accompanying financial statements.

In June 1997, the Federal Trade Commission and the Company agreed to a consent decree regarding the Company's past processor upgrade practices. The terms of this decree would include an upgrade offer to customers and an agreement to some terms about future activities by the Company. The consent decree is pending court approval.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number		Note	Description

10.A.26-1		Amendment to Employment Agreement, dated May 1, 1997,
			between Apple Computer, Inc. and Gilbert F Amelio

10.A.45			Retention Agreement dated May 1, 1997, between
			Apple Computer, Inc. and Fred D. Anderson

27			Financial Data Schedule.





(b)	Reports on Form 8-K

Current reports on Form 8-K, dated April 10, 1997 and April 25,
1997, respectively, were filed by Registrant with the Securities and Exchange Commission to report under Item 5 thereof the press releases issued to the public on March 14, 1997 regarding the Registrant's restructuring plan and expected second quarter revenue and the press release issued to the public on April 16, 1997 regarding the Registrant's second quarter results.

			     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








			APPLE COMPUTER, INC.
			   (Registrant)








		      By:  /s/Fred D. Anderson

                          Fred D. Anderson
           Executive Vice President and Chief Financial Officer
                           August 11, 1997

INDEX TO EXHIBITS
Exhibit
Index
Number    Note	 Description					        Page

10.A.26-1	 Amendment to Employment Agreement, dated May 1,1997,
 		 between Apple Computer, Inc. and Gilbert F. Amelio.	 32

10.A.45		 Retention Agreement dated May 1, 1997, between Apple
		 Computer, Inc. and Fred D. Anderson.	                 34

27		 Financial Data Schedule.	                         47