Form 10-Q/A
period 1997-10-07
APPLE COMPUTER INC
filed 1997-10-07
CIK 320193

______________________________________________________
                                   UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                      Form 10-Q/A
                                Amendment No. 1 to

(Mark One)
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 1997  OR
            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

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

                            Yes  X               No



 126,354,086 shares of Common Stock Issued and Outstanding as of May 2, 1997

         The Registrant hereby amends the disclosure contained in Part II of the Registrant's Quarterly Report on Form 10-Q for the period ended March 28, 1997 to add Item 4 thereto and the information required thereunder. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 4, as amended follows.

Item 4. Submission of Matters to a Vote of Security Holders

a)             The annual meeting of shareholders was held on February 5, 1997

b) The following directors were elected at the meeting to serve two-year terms as Class I directors:

                        Gilbert F. Amelio
                        Gareth C. C. Chang
                        Katherine M. Hudson

The following directors are continuing to serve their two-year terms as Class II directors which will expire at the next annual meeting:

                        Bernard Goldstein
                        Delano E. Lewis
                        A. C. Markkula, Jr.
                        Edgar S. Woolard, Jr.

c) The other matters voted upon at the meeting and results of those votes were as follows:

(1) Approval of an amendment to the Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 3,500,000 shares.

        For           Against          Abstained          Broker Non-Vote

       58,918,443     4,941,844        1,276,183          44,580,492

(2) Approval of a grant to Dr. Gilbert F. Amelio under the 1990 Stock Option Plan to acquire 1,000,000 shares at an exercise price equal to $26.25 per share, as set forth in his employment agreement with the Company.

        For           Against          Abstained          Broker Non-Vote

        54,636,714	   6,252,256	       1,534,769	         47,293,223

(3) Approval of an amendment to the 1990 Stock Option Plan to permit compliance with Section 162(m) of the Internal Revenue Code and to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares.

        For           Against          Abstained          Broker Non-Vote

        54,288,094	   13,849,136	      1,715,932	         39,863,800

(4) Ratification of the terms of a Performance Share Arrangement with Dr. Gilbert F. Amelio for fiscal year 1996, as set forth in his employment agreement with the Company.

        For           Against          Abstained          Broker Non-Vote

        62,226,403	   6,061,063	       1,565,696	         39,863,800


(5) Approval of the Senior Officers Restricted Performance Share Plan for the Chief Executive Officer, other executive officers and such other key employees as the Compensation Committee of the Board of Directors may determine, which plan provides for the issuance of up to 2,000,000 shares of Common Stock.

        For           Against          Abstained          Broker Non-Vote

        56,666,830	   7,059,516        1,173,112          44,817,504

(6) Ratification of appointment of KPMG Peat Marwick as the Company's independent auditors for fiscal year 1997.

        For           Against          Abstained          Broker Non-Vote

        107,538,949   1,404,867        773,146                  --

(7) Shareholder proposal to reconstitute the Board of Directors as a single class to be elected annually.

        For           Against          Abstained          Broker Non-Vote


        8,511         109,707,951         --                    --

The matters numbered (1) - (6) above are described in detail in the Registrant's definitive proxy statement dated December 26, 1996, for the Annual Meeting of Shareholders held on February 5, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                 APPLE COMPUTER, INC.
                                                      (Registrant)








                                                 By: /S/ Fred D. Anderson
                                                 Fred D. Anderson
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 October 3, 1997