Form 10-K
period 1997-09-26
APPLE COMPUTER INC
filed 1997-12-05
CIK 320193

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                                ---------------

(MARK ONE)

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED SEPTEMBER 26, 1997 OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-10030
                             ---------------------

                              APPLE COMPUTER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         ------------------------------

               CALIFORNIA                               942404110
      (STATE OR OTHER JURISDICTION        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   OF INCORPORATION OR ORGANIZATION)

            1 Infinite Loop
         Cupertino, California                            95014
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 996-1010

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                          Common Share Purchase Rights
                              (Titles of classes)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_     No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $2,271,883,063 as of November 28, 1997, based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

  127,993,412 shares of Common Stock Issued and Outstanding as of November 28,
                                      1997

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement dated December 5, 1997 (the "Proxy Statement"), to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held February 3, 1998, are incorporated by reference into Parts I and III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

    THE BUSINESS SECTION AND OTHER PARTS OF THIS FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SUBSECTION ENTITLED "FACTORS THAT MAY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION" UNDER PART II, ITEM 7 OF THIS ANNUAL REPORT ON FORM 10-K.

ITEM 1. BUSINESS

GENERAL

    Apple Computer, Inc. ("Apple" or the "Company") was incorporated under the laws of the State of California on January 3, 1977. The Company's principal executive offices are located at 1 Infinite Loop, Cupertino, California, 95014 and its telephone number is (408) 996-1010.

    The Company designs, manufactures and markets microprocessor-based personal computers and related personal computing and communicating solutions for sale primarily to education, creative, home, business and government customers. Substantially all of the Company's net sales to date have been derived from the sale of personal computers from its Apple Macintosh-Registered Trademark- line of computers and related software and peripherals. The Company operates in one principal industry segment across geographically diverse marketplaces.

    During 1997, the Company continued to implement certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The Company's restructuring actions have included the termination of employees, closure of facilities and cancellation of contracts. Further information regarding these restructuring actions may be found in Part II, Item 7 of this Annual Report on Form 10-K (the "Form 10-K") under the subheading "Restructuring of Operations" included under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements under the heading "Restructuring of Operations," which information is hereby incorporated by reference.

PRINCIPAL PRODUCTS

    Apple Macintosh personal computers were first introduced in 1984, and are characterized by their intuitive ease of use, innovative applications base, and built-in networking, graphics and multimedia capabilities.

    The Company offers a wide range of personal computing products, including personal computers, related peripherals, software, and networking and connectivity products. All of the Company's Macintosh products employ PowerPC-TM- RISC-based microprocessors.

POWER MACINTOSH

    The Power Macintosh "Flagship" line of high-performance personal computers is targeted at business and professional users and is designed to meet the speed, expansion and networking needs of the most demanding Macintosh user. These Power Macintosh products not only support virtually all existing Macintosh applications, but can also run MS-DOS and Windows applications when using SoftWindows-TM- software from Insignia Solutions or Virtual PC-TM- software from Connectix Corporation.

    The Power Macintosh "Value" line of personal computers is designed to appeal primarily to academic, consumer and first-time personal computer users. Many of these products feature all-in-one box computing solutions, including software and hardware chosen specifically with home and education users in mind.

MACINTOSH POWERBOOK

    The PowerBook family of portable computer products is specifically designed for mobile computing needs. All PowerBook personal computers include software designed to enhance mobile computing.

PERIPHERAL PRODUCTS

    The Company sells certain associated computer peripherals including LaserWriter-Registered Trademark- printers and a range of color monitors.

MESSAGEPAD AND EMATE

    The Apple MessagePad-Registered Trademark- 2100 communications assistant employs the Company's proprietary Newton-Registered Trademark-technology in a hand-held mobile computer that intelligently assists the user in capturing, organizing and communicating information using built-in business software programs, including word processing, Internet e-mail and spreadsheet applications. The Apple eMate 300 integrates Newton technology in a mobile computer designed for use primarily in education. The eMate 300 allows students to enter data by keyboard or stylus and share data and files with each other, and with Mac OS-Registered Trademark- and Windows-Registered Trademark-software-based computers, send and receive e-mail, and access the Internet. The eMate 300 includes built-in word processing, drawing and spreadsheet applications.

OPERATING SYSTEM SOFTWARE AND APPLICATION SOFTWARE

    The Company's operating system software, its proprietary Macintosh system software called Mac OS, provides Macintosh computers with an easy, consistent user interface and built-in networking capability based on its AppleTalk networking standard, as well as other industry networking standards, and ensures integration of hardware and software. The Company also develops and distributes extensions to the Macintosh system software, such as utilities, languages, developer tools, and educational software. Claris Corporation, a wholly-owned subsidiary of the Company, develops, publishes, and distributes application software in a variety of established personal productivity categories, such as database management, for Mac OS and Windows-based systems. Claris-Registered Trademark- products are distributed primarily through independent software resellers. The Company plans to continue to introduce major upgrades to the current Mac OS and later introduce a new operating system (code named "Rhapsody") which is expected to offer advanced functionality based on software technologies of Apple and those of NeXT Software, Inc. ("NeXT") which the Company acquired in 1997.

    The Company previously entered into agreements to license its Mac OS to other personal computer vendors (the "Clone Vendors") as part of an effort to increase the installed base for the Macintosh platform. The Company recently determined that the benefits of licensing the Mac OS to the Clone Vendors under these agreements were more than offset by the impact and costs of the licensing program. As a result, the Company agreed to acquire certain assets, including the license to distribute the Mac OS, of Power Computing Corporation ("PCC"), a Clone Vendor, and has no plans to renew its other Mac OS licensing agreements.

SERVERS

    The Workgroup Server family of products provides file, print, Internet, and application services, to varying size workgroups. These products also provide Apple system connectivity to local area networks, and interoperability with other computers and computing environments.

INTERNET INTEGRATION

    Apple's Internet strategy is focused on delivering seamless integration with and access to the Internet throughout the Company's product lines.

    Further information regarding the Company's products may be found in Part II, Item 7 of this Form 10-K under the subheading "Competition" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

MARKETS AND DISTRIBUTION

    The Company's customers are primarily in the education, creative, home, business and government markets. Certain customers are attracted to Macintosh computers for a variety of reasons, including the availability of a wide variety of certain application software, the reduced amount of training resulting from the Macintosh computer's intuitive ease of use, and the ability of Macintosh computers to network and communicate with other computer systems and environments.

    Apple personal computers were first introduced to education customers in the late 1970s. In the U.S., the Company is one of the major suppliers of personal computers for both elementary and secondary school customers, as well as for college and university customers. The Company is also a substantial supplier to institutions of higher education outside of the U.S.

    The U.S. represents the Company's largest geographic marketplace. The U.S. is part of the Apple Americas organization which focuses on the Company's sales, marketing, and support efforts in North and South America. Products sold in the western hemisphere are primarily manufactured in the Company's facilities in California and Singapore, and under contract by SCI Systems, Inc. ("SCI") at a facility in Colorado, and are distributed from the Company's facility in California and from a third-party facility in Illinois.

    Approximately 48% to 52% of the Company's revenues in recent years have come from its international operations. The Company's international sales and services divisions consist of: Apple Americas; Apple Europe, Middle East and Africa ("Apple EMEA"); Apple Japan; and Apple Asia Pacific (which does not include Japan). The marketing divisions focus on sales, marketing and distribution in their regions. Products sold by Apple EMEA are manufactured primarily in the Company's facility in Cork, Ireland. Products sold by Apple Americas, Apple Japan, and Apple Asia Pacific are manufactured primarily in the Company's facilities in California and Singapore, and in the SCI facility in Colorado.

    The Company distributes its products through wholesalers, resellers, mass merchants, cataloguers, and direct to education institutions (collectively referred to as "resellers"). In addition, in November 1997 the Company began selling many of its products directly to end users in the U.S. through the Company's on-line store. The Company has recently revised its channel program, including decreasing the number of resellers and reducing returns, price protection and certain rebate programs, in an effort to reduce channel inventory, increase inventory turns, and increase product support within the channel.

    A summary of the Company's geographic financial information may be found in
Part II, Item 8 of this Form 10-K under Notes to Consolidated Financial Statements under the heading "Industry Segment and Geographic Information," which information is hereby incorporated by reference.

RAW MATERIALS

    Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application-specific integrated circuits ("ASICs")) are currently obtained by the Company from single sources. Any availability limitations, interruption in supplies, or price increases relative to these and other components could adversely affect the Company's business and financial results. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source, until the Company has evaluated whether there is a need for additional suppliers. In situations where a component or product utilizes new technologies, there may be initial capacity constraints until such time as the suppliers' yields have matured. Components are normally acquired through purchase orders, as is common in the industry, typically covering the Company's requirements for periods from 90 to 180 days. However, the Company continues to evaluate the need for a supply contract in each situation.

    If the supply of a key single-sourced component to the Company were to be delayed or curtailed, the Company's ability to ship the related product utilizing that component in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternate source. The Company believes that the suppliers whose loss to the Company could have a material adverse effect upon the Company's business and financial position include, at this time: Canon, Inc., General Electric Co., IBM Corporation, Motorola, Inc., Sharp Corporation, Sony Corporation, Texas Instruments, Inc., VLSI Technology, Inc., Quanta Computer, Inc., Quantum Corporation, NatSteel Electronics Pte. Ltd., and SCI. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and manufacturing schedules and levels. The Company believes that many of its single-source suppliers, including most of the foregoing companies, are reliable multinational corporations. The Company also believes most of these suppliers manufacture the relevant components in multiple plants. The Company further believes that its long-standing business relationships with these and other key suppliers are strong and mutually beneficial in nature.

    The Company has also from time to time experienced significant price increases and limited availability of certain components that are available from multiple sources. Any similar occurrences in the future could have an adverse affect on the Company's operating results.

    The Company is obligated to purchase certain percentages of its total annual volumes of CPUs and logic boards from SCI over each of the next two years.

    Further discussion relating to availability and supply of components and product may be found in Part II, Item 7 of this Form 10-K under the subheading "Inventory and Supply" included under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements under the subheading "Concentrations in the Available Sources of Supply of Materials and Product" included under the heading "Concentrations of Risk," and under the subheading "Purchase Commitments" included under the heading "Commitments and Contingencies," which information is hereby incorporated by reference.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

    The Company currently holds rights to patents and copyrights relating to certain aspects of its computer and peripheral systems. In addition, the Company has registered, and/or has applied to register, trademarks in the U.S. and a number of foreign countries for "Apple", the Apple silhouette logo, the Apple color logo, "Macintosh", "Newton", the Newton Lightbulb logo, "Claris" and numerous other product trademarks. In 1986, the Company acquired ownership of the trademark "Macintosh" for use in connection with computer products. Although the Company believes that the ownership of such patents, copyrights, and trademarks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

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

SEASONAL BUSINESS

    Although the Company does not consider its business to be highly seasonal, it has historically experienced increased sales in its first and fourth fiscal quarters, compared to other quarters in its fiscal year, due to seasonal demand related to the beginning of the school year and the holiday season. However, past performance should not be considered a reliable indicator of the Company's future revenue or financial performance.

WARRANTY

    The Company offers a parts and labor limited warranty on its hardware products. The warranty period is typically one year from the date of purchase by the end user. The Company also offers a 90-day warranty for Apple service parts used to repair Apple hardware products. In addition, consumers may purchase extended service coverage on all Apple hardware products.

SIGNIFICANT CUSTOMERS

    No customer accounted for more than 10% of the Company's net sales in 1997, 1996 or 1995.

BACKLOG

    For information regarding the Company's backlog, refer to Part II, Item 7 of this Form 10-K, under the subheading "Backlog", which is included under the heading "Net Sales", which information is hereby incorporated by reference.

COMPETITION

    The market for the design, manufacture and sale of personal computers, personal communications devices, and related software and peripheral products is highly competitive. It continues to be characterized by rapid technological advances in both hardware and software development that have substantially increased the capabilities and applications of these products, and has resulted in the frequent introduction of new products. The principal competitive factors in this market are relative price/performance, product quality and reliability, availability of software, product features, marketing and distribution capability, service and support, availability of hardware peripherals, and corporate reputation.

    The Company is currently the primary maker of hardware that uses the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers that run the Microsoft Windows 95 and Windows NT operating systems. The Company believes that the Mac OS, with its perceived advantages over Windows, and the general reluctance of the Macintosh installed base to incur the costs of switching platforms, have been driving forces behind sales of the Company's personal computer hardware for the past several years. Recent innovations in the Windows platform, including those included in Windows 95 and Windows NT, or those expected to be included in a new version of Windows to be introduced in 1998, have added features to the Windows platform that make the differences between the Mac OS and Microsoft's Windows operating systems less significant. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows platform. The Company's future consolidated operating results and financial condition is substantially dependent on its ability to maintain continuing improvements on the Macintosh platform in order to maintain perceived functional advantages over competing platforms.

    Further discussion relating to the competitive conditions of the personal computing industry and the Company's competitive position in the market place may be found in Part II, Item 7 of this Form 10-K under the subheading "Competition," included under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 on this Form 10-K in the Notes to Consolidated

Financial Statements under the subheading "Provisions for Inventory Write-downs and Related Accruals" under the heading "Significant Accounting Estimates", which information is hereby incorporated by reference.

RESEARCH AND DEVELOPMENT

    Because the personal computer industry is characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, system software, networking and communications, and the Internet. The Company's research and development expenditures, before a charge for in-process research and development in 1997, totaled $485 million, $604 million, and $614 million in 1997, 1996, and 1995, respectively.

    Further information regarding the Company's R&D expenditures for 1997, 1996 and 1995 is set forth in Part II, Item 7 of this Form 10-K under the heading "Research and Development," which information is hereby incorporated by reference. For information regarding in-process research and development charges taken in 1997 refer to Part II, Item 7 of this Form 10-K under the subheading "In-Process Research and Development," under the heading "Special Charges."

ENVIRONMENTAL LAWS

    Compliance with U.S. federal, state, and local laws and foreign laws enacted for the protection of the environment has to date had no material effect upon the Company's capital expenditures, earnings, or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, no assurance can be given that such laws, or any future laws enacted for the protection of the environment, will not have a material adverse effect on the Company.

EMPLOYEES

    As of September 26, 1997, Apple and its subsidiaries worldwide had 8,437 regular employees, and an additional 1,739 temporary or part-time contractors and employees.

FOREIGN AND DOMESTIC OPERATIONS AND GEOGRAPHIC DATA

    Information regarding financial data by geographic area and the risks associated with international operations is set forth in Part II, Item 8 of this Form 10-K under the heading "Industry Segment and Geographic Information," and in Part II, Item 7 of this Form 10-K under the subheading "Global Market Risks," included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

    Margins on sales of Apple products in foreign countries, and on domestic sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and anti-dumping penalties.

ITEM 2. PROPERTIES

    The Company's headquarters are located in Cupertino, California. The Company has manufacturing facilities in Sacramento, California, Cork and Dublin, Ireland, and Singapore. As of September 26, 1997, the Company leased approximately 3.7 million square feet of space, primarily in the U.S., and to a lesser extent, in Europe and the Asia/Pacific region. Leases are generally for terms of five to ten years, and usually provide renewal options for terms of up to five additional years.

    The Company owns its manufacturing facilities in Cork and Dublin, Ireland, and Singapore, which total approximately one million square feet. The Company also owns a 725,000 square-foot facility in Sacramento, California, which is used as a manufacturing, warehousing and distribution center. In addition, the Company owns 930,000 square feet of facilities located in Cupertino, California, used for research and development and corporate functions. Outside the U.S., the Company owns additional facilities totaling approximately 400,000 square feet.

    Certain of the Company's office, manufacturing and distribution facilities owned by the Company in Sacramento, California, Singapore and the United Kingdom are currently being held for sale as part of the Company's restructuring plan, which includes increasing the proportion of the Company's products manufactured and distributed under outsourcing arrangements. Further information regarding the Company's restructuring plan may be found in Part II, Item 7 of this Form 10-K under the subheadings "Restructuring of Operations " included under the heading "Factors That May Affect Future Results and Financial Condition," and in
Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements under the heading "Restructuring of Operations," which information is hereby incorporated by reference.

    The Company believes that its existing facilities and equipment are well maintained and in good operating condition. The Company has invested in internal capacity and external partnerships, and therefore believes it has adequate manufacturing capacity for the foreseeable future even after the sale of the foregoing facilities. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 26, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS

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

FIVE FISCAL YEARS ENDED SEPTEMBER 26, 1997                     1997       1996       1995       1994       1993
-----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
                                                               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Net sales..................................................  $   7,081  $   9,833  $  11,062  $   9,189  $   7,977
Net income (loss)..........................................  $  (1,045) $    (816) $     424  $     310  $      87
Earnings (loss) per common and common equivalent share.....  $   (8.29) $   (6.59) $    3.45  $    2.61  $    0.73
Cash dividends declared per common share...................  $      --  $    0.12  $    0.48  $    0.48  $    0.48
Common and common equivalent shares used in the
  calculations of earnings (loss) per share (in
  thousands)...............................................    126,062    123,734    123,047    118,735    119,125

Cash, cash equivalents, and short-term investments.........  $   1,459  $   1,745  $     952  $   1,258  $     892
Total assets...............................................  $   4,233  $   5,364  $   6,231  $   5,303  $   5,171
Long-term debt.............................................  $     951  $     949  $     303  $     305  $       7
Shareholders' equity.......................................  $   1,200  $   2,058  $   2,901  $   2,383  $   2,026

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS SECTION AND OTHER PARTS OF THIS FORM 10-K CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SUBSECTION ENTITLED "FACTORS THAT MAY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION" BELOW.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-K. ALL INFORMATION IS BASED ON THE COMPANY'S FISCAL CALENDAR.

OVERVIEW

    During 1997, the Company continued to experience declines in net sales, units shipped and share of the personal computer market compared to prior years. The decline in demand and the resulting losses, coupled with intense price competition throughout the industry, led to the Company's decision to continue to restructure its business during 1997 aimed at reducing its core structure, improving its competitiveness and restoring sustainable profitability. The Company's restructuring efforts have included significant headcount reductions, simplifications and modifications of the Company's product lines, increases in the proportion of products manufactured under outsourcing arrangements and the implementation of an on-line store in the U.S. In addition, the Company plans to increase the proportion of products manufactured on a made-to-order basis The Company believes that restructuring actions effected through the fourth quarter of 1997, as well as those currently planned to be effected during 1998, will decrease operating expenses in 1998 compared with 1997. There is no assurance that such decreases in operating expenses will be achieved or that, if achieved, such reductions will be sufficient to offset the decline in the Company's net sales.

    In February 1997, the Company acquired NeXT. NeXT developed, marketed and supported software that enables customers to implement business applications on the Internet/World Wide Web, intranets and enterprise-wide client/server networks. The acquisition was accounted for as a purchase and, accordingly, the operating results pertaining to NeXT subsequent to the date of acquisition have been included in the Company's consolidated operating results. The total purchase price, including the fair value of the net liabilities assumed, was $427 million of which $375 million was allocated to purchased in-process research and development and $52 million was allocated to goodwill and other intangible assets. The purchased in-process research and development was charged to operations upon acquisition, and the goodwill and other tangible assets are being amortized on a straight-line basis over two years.

    The Company had previously entered into agreements to license its Mac OS to other personal computer vendors (the "Clone Vendors") as part of an effort to increase the installed base for the Macintosh platform. The Company recently determined that the benefits of licensing the Mac OS to the Clone Vendors under these agreements were more than offset by the impact and costs of the licensing program. As a result, the Company agreed to acquire certain assets, including the license to distribute the Mac OS, of PCC, a clone vendor, and has no plans to renew its other Mac OS licensing agreements.

    The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns, and are also dependent upon its ability to effect a change in marketplace perception of the Company's prospects, including the viability of the Macintosh platform. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; the availability of key components on terms acceptable to the Company; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current Mac OS and to make timely delivery of a new and substantially backward-compatible operating system; the Company's ability to successfully integrate NeXT technologies, processes and employees with those at Apple; the Company's ability to successfully implement its strategic direction and restructuring actions, including reducing its expenditures; the Company's ability to attract, motivate and retain employees, including a new Chief Executive Officer; the effects of significant adverse publicity; the availability of third-party software for particular applications; and the impact on the Company's sales, market share and gross margins as a result of the Company winding down its Mac OS licensing program.

RESULTS OF OPERATIONS

                                                             1997       CHANGE       1996       CHANGE       1995
                                                           ---------  -----------  ---------  -----------  ---------
                                                             (TABULAR INFORMATION: DOLLARS IN MILLIONS, EXCEPT PER
                                                                                SHARE AMOUNTS)
Net sales................................................  $   7,081         (28%) $   9,833         (11%) $  11,062
Gross margin.............................................  $   1,368          41%  $     968         (66%) $   2,858
  Percentage of net sales................................        19%                      10%                     26%
Research and development.................................  $     485         (20%) $     604          (2%) $     614
  Percentage of net sales................................         7%                       6%                      6%
Selling, general and administrative......................  $   1,286         (18%) $   1,568          (1%) $   1,583
  Percentage of net sales................................        18%                      16%                     14%
Special Charges
  In-process research and development....................  $     375          NM   $      --          NM   $      --
    Percentage of net sales..............................         5%                      --%                     --%
  Restructuring costs....................................  $     217          21%  $     179          NM   $     (23)
    Percentage of net sales..............................         3%                       2%                     --%
  Termination of license agreement.......................  $      75          NM   $      --          NM   $      --
    Percentage of net sales..............................         1%                      --%                     --%
Interest and other income (expense), net.................  $      25         (72%) $      88          NM   $     (10)
Net income (loss)........................................  $  (1,045)        (28%) $    (816)       (292%) $     424
Earnings (loss) per share................................  $   (8.29)        (26%) $   (6.59)       (291%) $    3.45

------------------------

NM: Not Meaningful

NET SALES

YEAR ENDED SEPTEMBER 26, 1997 COMPARED WITH YEAR ENDED SEPTEMBER 27, 1996

    Net sales represent the Company's gross sales net of returns, rebates and discounts. Net sales decreased 28% in 1997 compared with 1996. Total Macintosh computer unit sales and peripheral unit sales decreased 27% and 33%, respectively, during 1997, compared with 1996, as a result of a decline in worldwide demand for most of the Company's product families, which the Company believes was due principally to continued customer concerns regarding the Company's strategic direction, financial condition and future prospects, and the viability of the Macintosh platform, and to competitive pressures in the marketplace. The average aggregate revenue per Macintosh unit decreased slightly in 1997 compared with 1996, primarily due to continued pricing actions, including increased rebates, across most product lines, substantially offset by a shift in product mix toward the Company's newer and higher priced PowerBook products. The average aggregate revenue per peripheral unit did not change in 1997 compared with 1996. For information regarding quarterly net sales, see "Selected Quarterly Financial Information (Unaudited)" in Part II, Item 8 of this Form 10-K.

    International net sales represented 50% of total net sales in 1997 compared with 52% of net sales in 1996. International net sales declined 30% in 1997 compared with 1996. Net sales in European markets and Japan decreased during 1997 compared with 1996, as a result of decreases in Macintosh computer and peripheral unit sales and the average aggregate revenue per Macintosh unit in Japan, which were partially offset by an increase in the average aggregate revenue per peripheral unit. Further discussion relating to factors contributing to the decline in net sales in the Japanese market may be found in this Part II,
Item 7 of Form 10-K under the subheading "Global Market Risks" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

    Domestic net sales declined 26% during 1997 compared with 1996, due to decreases in unit sales of Macintosh computers and peripheral products and in the average aggregate revenue per peripheral unit. The average aggregate revenue per Macintosh unit in the U.S. did not change in 1997 compared with 1996.

    During 1997, as compared with 1996, the Company's estimated share of the worldwide and U.S. personal computer markets declined to 3.6% from 5.7%, and to 4.6% from 7.4%, respectively, based upon current market information provided by industry sources.

    The Company believes that net sales will be below the level of the prior year's comparable periods through at least the second fiscal quarter of 1998, if not longer.

Q4 97 COMPARED WITH Q4 96

    Net sales decreased 30% in the fourth quarter of 1997 compared with the same quarter of 1996. Total Macintosh computer unit sales and peripheral unit sales decreased 30% and 32%, respectively, in the fourth quarter of 1997, compared with the same period of 1996, which the Company believes was due principally to continued customer concerns regarding the Company's strategic direction, financial condition and future prospects, and the viability of the Macintosh platform, and to competitive pressures in the marketplace. The average aggregate revenue per Macintosh unit decreased slightly in the fourth quarter of 1997 compared with the same period of 1996, as a result of continued pricing actions, including increased rebates, across most product lines, partially offset by an increase in the average aggregate revenue per Powerbook unit. The average aggregate revenue per peripheral product also decreased slightly for the foregoing reasons. The average aggregate revenue per Macintosh computer unit and per peripheral unit will remain under significant downward pressure due to a variety of factors, including industrywide pricing pressures, increased competition, and the need to stimulate demand for the Company's products.

    International net sales represented 42% of total net sales in the fourth quarter of 1997 compared with 47% of net sales in the same period of 1996. International net sales declined 38% in the fourth quarter of 1997 compared with the same period of 1996. Net sales decreased in the European markets and decreased significantly in Japan during the fourth quarter of 1997 compared with the same period of 1996, as a result of decreases in Macintosh and peripheral unit sales in Europe and Japan and in the average aggregate revenue per peripheral unit in the European markets and the average aggregate revenue per Macintosh unit in Japan. These decreases were partially offset by increases in the average aggregate revenue per Macintosh unit in Europe and the average aggregate revenue per peripheral unit in Japan. Further discussion relating to factors contributing to the decline in net sales in the Japanese market may be found in this Part II, Item 7 of Form 10-K under the subheading "Global Market Risks" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

    Domestic net sales declined 24% in the fourth quarter of 1997 over the comparable period of 1996, due to decreases in unit sales of Macintosh computers and peripheral products and in the average aggregate revenue per Macintosh unit, partially offset by an increase in the average aggregate revenue per peripheral unit.

    During the fourth quarter of 1997 compared with the comparable period of 1996, the Company's estimated share of the worldwide and U.S. personal computer markets declined to 3.1% from 5.2%, and to 4.3% from 6.6%, respectively, based upon current market information provided by industry sources.

Q4 97 COMPARED WITH Q3 97

    Net sales decreased 7% in the fourth quarter of 1997 compared with the third quarter of 1997. Total Macintosh computer unit sales decreased 8% in the fourth quarter of 1997 compared with the prior quarter which the Company believes was due principally to continued customer concerns regarding the Company's strategic direction, financial condition and future prospects, and the viability of the Macintosh platform, and to competitive pressures in the marketplace, as well as continued easing of pent-up demand for new PowerBook products which were introduced in the second quarter. In addition, unit sales in Japan decreased significantly in the fourth quarter of 1997 compared with the third quarter of 1997, primarily as a result of a weaker personal computer market. Unit sales of peripheral products decreased slightly in the fourth quarter of 1997 compared with the third quarter of 1997. The average aggregate revenue per Macintosh computer unit remained constant as higher average aggregate revenue per "Value" (entry level Power Macintosh) unit was offset by a lower average aggregate revenue per Powerbook unit and aggressive pricing on discontinued products. The average aggregate revenue per peripheral unit decreased 5% in the fourth quarter of 1997 compared with the third quarter of 1997. Furthermore, the average aggregate revenue per Macintosh computer and peripheral unit was unfavorably affected by pricing actions, including increased rebates, across most product lines.

    International net sales represented 42% of total net sales in the fourth quarter of 1997, compared with 53% in the third quarter of 1997. International net sales decreased 27% in the fourth quarter compared with the third quarter of 1997, primarily as a result of a significant decrease in net sales of Macintosh computers and peripheral products in Japan and a decrease in the average aggregate revenue per Macintosh unit, slightly offset by an increase in the average aggregate revenue per peripheral unit. Further discussion relating to factors contributing to the decline in net sales in the Japanese market may be found in this Part II, Item 7 of Form 10-K under the subheading "Global Market Risks" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

    Domestic net sales increased 15% in the fourth quarter of 1997 compared with the prior quarter, due to increases in Macintosh and peripheral unit sales and the average aggregate revenue per Macintosh computer unit, which increases were slightly offset by a decrease in the average aggregate revenue per peripheral unit.

    During the fourth quarter of 1997 compared with the third quarter of 1997, the Company's estimated share of the worldwide and U.S. personal computer markets decreased to 3.1% from 3.7%, and to 4.3% from 4.7%, respectively, based upon current market information provided by industry sources.

YEAR ENDED SEPTEMBER 27, 1996 COMPARED WITH YEAR ENDED SEPTEMBER 29, 1995

    Net sales trended downward beginning in the second quarter of 1996, decreasing $1,229 million, or 11%; $1,545 million, or 19%; and $682 million, or 23%; during the twelve, nine, and three months ended September 27, 1996, respectively, compared with the same periods in 1995, due to a decrease in net sales of Macintosh computers and of peripheral products. Total Macintosh computer unit sales trended downward beginning in the second quarter of 1996, decreasing 11%, 19%, and 26% during the twelve, nine, and three months ended September 27, 1996, respectively, compared with the same periods in 1995. This decline in unit sales was a result of a decline or lack of growth in worldwide demand for all product families, which the Company believes was due principally to customer concerns regarding the Company's strategic direction, financial condition, and future prospects, and due to delays in the shipment of certain PowerBook products as a result of quality problems. In addition, unit sales of peripheral products trended downward beginning in the second quarter of 1996, decreasing 20%, 24%, and 30% during the twelve, nine and three months ended September 27, 1996, respectively, compared with the same periods in 1995, for the reasons noted above. The average aggregate revenue per Macintosh unit increased slightly during the twelve and three months ended September 27, 1996, and decreased slightly during the nine months ended September 27, 1996, compared with the same periods in 1995, primarily due to a continued shift in product mix toward the Company's newer products and products with multimedia configurations, offset to varying degrees by pricing actions across all product lines. The average aggregate revenue per peripheral product was flat during the twelve, nine, and three months ended September 27, 1996 compared with the same periods in 1995.

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

    In the fourth quarter of 1996 compared with the fourth quarter of 1995, the Company's share of the worldwide and U.S. personal computer markets declined to 5.4% from 8.7%, and to 7.3% from 13.2%, respectively, based on current information provided by industry sources.

BACKLOG

    In general, the Company's resellers purchase products on an as-needed basis. Resellers frequently change delivery schedules and order rates depending on changing market conditions. Unfilled orders (backlog) can be, and often are, canceled at will. The Company attempts to fill orders on the requested delivery schedules. However, products may be in relatively short supply from time to time until production volumes have reached a level sufficient to meet demand or if other production or fulfillment constraints exist. The Company's backlog of unfilled orders decreased to approximately $230 million at November 28, 1997 from approximately $563 million at November 29, 1996 and consisted primarily of the Company's "Flagship" line of higher-end Power Macintosh products. The Company's backlog at November 29, 1996 consisted primarily of the Company's PowerBook products, as well as the Company's "Flagship" line of higher-end Power Macintosh products. The Company expects that substantially all of its orders in backlog at November 28, 1997 will be either shipped or canceled during fiscal 1998.

    In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following introduction of new products because of overordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, as well as other factors affecting the Company's backlog, backlog should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance. Further information regarding the Company's backlog may be found in Part II, Item 7 of this Form 10-K under the subheading "Product Introductions and Transitions" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

GROSS MARGIN

    Gross margin represents the difference between the Company's net sales and its cost of goods sold. The amount of revenue generated per unit sold is influenced by the price set by the Company for its products. The cost of goods sold is based primarily on the cost of components and, to a lesser extent, direct labor costs. The type and cost of components included in particular configurations of the Company's products (such as memory and disk drives) are often directly related to the need to market products in configurations competitive with other manufacturers. Competition in the personal computer industry is intense and, in the short term, frequent changes in pricing and product configuration are often necessary in order to remain competitive. Accordingly, gross margin as a percentage of net sales can be significantly influenced in the short term by actions undertaken by the Company in response to industrywide competitive pressures.

    Gross margin increased from 10% to 19% of sales during 1997 compared to 1996, primarily as a result of a $616 million charge in the second quarter of 1996 that related principally to the write-down of certain inventory, as well as to the cost of cancelling excess component orders necessitated by significantly lower than expected demand for many of the Company's products, primarily its "Value" line of Power Macintosh products (formerly generally referred to as entry level and Performa-Registered Trademark- products). The Company separately incurred approximately $145 million in charges during 1996 to provide for the estimated costs of correcting certain quality problems in certain of its "Value" line of Power Macintosh products, as well as PowerBook and peripheral products, covering both goods held in inventory and shipped goods. In addition, gross margins in the second quarter of 1996, and to a lesser degree the first quarter of that year, were adversely affected by aggressive pricing actions in Japan in response to extreme competitive actions by other companies, as well as price reductions in the United States and Europe across all product lines in order to stimulate demand.

    Gross margin decreased from 22% to 20% of sales during the fourth quarter of 1997 compared to the same period of 1996, and remained constant compared to the third quarter of 1997. This was primarily as a result of certain pricing actions effected by the Company as noted above, as well as the Company's inability to fulfill all purchase orders of certain high-margin Power Macintosh product due to the unavailability of sufficient quantities of certain components, which were offset to varying degrees by sales of the Company's new operating system, Mac OS 8, during the fourth quarter of 1997.

    The gross margin levels in the fourth quarter of 1997 compared with the third quarter of 1997 and the fourth quarter of 1996, and in 1997 compared with 1996, were also adversely affected by a stronger U.S. dollar relative to certain foreign currencies. This negative impact was offset by currency hedging. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

    There can be no assurance that the Company will be able to sustain the gross margin levels achieved in 1997. Gross margins will remain under significant downward pressure due to a variety of factors, including continued industrywide global pricing pressures, increased competition, and compressed product life cycles. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. The Company expects to experience additional pricing pressure through at least the first fiscal quarter of 1998 as a result of the Company winding down its Mac OS licensing program, including the acquisition of its Mac OS license and other assets of Power Computing Corporation ("PCC"), as the Company expects certain Mac OS licensees to sell aggressively their remaining inventory in early fiscal 1998. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs, and to stimulate demand for certain of its products.

    Gross margin decreased to 10% in 1996 compared with 26% in 1995. This decrease is primarily the result of a $616 million charge in the second quarter of 1996 for the write-down of certain inventory, as well as the costs of cancelling excess component orders, necessitated by significantly lower than expected demand for many of the Company's products, primarily its entry-level products. The Company separately incurred approximately $145 million in charges during the last nine months of 1996 to provide for the estimated costs of correcting certain quality problems in certain of the "Value" line of Power Macintosh products as well as PowerBook and peripheral products, covering both goods held in inventory and shipped goods. The Company also incurred greater warranty expenses per unit sold during 1996 compared with 1995. The decrease in gross margin was also due to the Company's response to extreme competitive actions by other companies attempting to gain market share, including the Company's pricing actions in the U.S., Japan and Europe across most product lines, which were partially offset by a decrease in the cost of certain product components.

RESEARCH AND DEVELOPMENT

                                                                     1997       CHANGE       1996        CHANGE        1995
                                                                   ---------  -----------  ---------  -------------  ---------
Research and development.........................................  $     485         (20%) $     604           (2%)  $     614
  Percentage of net sales........................................         7%                       6%                        6%

    Research and development expenditures decreased in dollar amounts in 1997 when compared with 1996, primarily due to certain restructuring actions, including a reduction in headcount and the cancellation of certain research and development related contracts, taken during 1997. The increase in research and development expenses as a percentage of net sales resulted from a decrease in the level of net sales. There was a slight decrease in research and development expenditures during 1996 compared with 1995. The slight increase as a percentage of net sales in 1996 over 1995 was the result of a decrease in net sales during 1996.

    The Company believes that continued and focused investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products that are central to the Company's core business strategy. The Company believes that research and development expenditures will decrease in 1998 compared to 1997 as the Company completes and more fully realizes the cost reduction benefits of its restructuring plan.

    Information relating to in-process research and development may be found in this Part II, Item 7 of Form 10-K under the subheading "In-process Research and Development" included under the heading "Special Charges," which information is hereby incorporated by reference.

SELLING, GENERAL AND ADMINISTRATIVE

                                                                1997       CHANGE       1996        CHANGE        1995
                                                              ---------  -----------  ---------  -------------  ---------
Selling, general and administrative.........................  $   1,286         (18%) $   1,568           (1%)  $   1,583
  Percentage of net sales...................................        18%                      16%                       14%

    Selling, general and administrative expenditures decreased in dollar amounts in 1997 when compared to 1996, primarily due to certain restructuring actions, including a reduction in headcount, the closing of facilities, and the writedown of assets, taken during 1997, and to lower variable expenses. The increase in selling, general and administrative expenditures as a percentage of net sales resulted from a decrease in the level of net sales. In 1996, selling, general and administrative expenditures remained essentially flat when compared to 1995. The increase as a percentage of net sales in 1996 over 1995 was the result of a decrease in net sales during 1996.

    The Company believes that selling, general and administrative expenditures will decrease in 1998 compared to 1997 as the Company completes and more fully realizes the cost reduction benefits of its restructuring plan. The Company believes that selling, general and administrative expenditures will decrease only slightly in the first quarter of 1998 compared to the fourth quarter of 1997 as a result of continued cost reduction benefits from the restructuring plan, partially offset by planned advertising spending.

SPECIAL CHARGES

IN-PROCESS RESEARCH AND DEVELOPMENT

    As a result of the NeXT acquisition, the Company took a substantial charge for in-process research and development during 1997. Further discussion relating to the Company's acquisition of NeXT, including the related in-process research and development charge, may be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements under the subheading "NeXT Acquisition" included under the heading "Special Charges", which information is hereby incorporated by reference. Information relating to the Company's research and development expenditures, may be found in Part I, Item 1 of this Form 10-K under the heading "Research and Development" and in Part II, Item 7 of this Form 10-K under the heading "Research and Development," which information is hereby incorporated by reference.

RESTRUCTURING COSTS

    Information relating to the Company's restructuring costs may be found in this Part II, Item 7 of Form 10-K under the subheading "Restructuring of Operations" included under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements under the subheading "Restructuring of Operations" included under the heading "Special Charges," which information is hereby incorporated by reference.

TERMINATION OF LICENSE AGREEMENT

    Information relating to the Company's termination of license agreement may be found in this Part II, Item 7 of Form 10-K under the subheading "Competition" included under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements under the subheading "Termination of License Agreement" included under the heading "Special Charges," which information is hereby incorporated by reference.

INTEREST AND OTHER INCOME (EXPENSE), NET

                                                                         1997        CHANGE        1996        CHANGE       1995
                                                                         -----     -----------     -----     -----------  ---------
Interest and other income (expense), net............................   $      25          (72%)  $      88           NM   $     (10)

    Interest and other income (expense), net, decreased to $25 million in 1997 from $88 million in 1996. The decrease is primarily due to gains realized in 1996 on sales of available-for-sale and other securities. Interest and other income (expense), net, also decreased compared to the prior year due to decreased foreign exchange gains, net of cost, in 1997 compared to 1996, partially offset by higher average cash balances during 1997. Over the last two years, the Company's debt ratings have been downgraded to non-investment grade. The Company's cost of funds may increase as a result of the downgrading in the second quarter of 1997 of its senior and subordinated long-term debt to B3 and Caa2, respectively, by Moody's Investor Services, and the downgrading in October 1997 of its senior and subordinated long-term debt to B- and CCC, respectively, by Standard and Poor's Rating Agency.

    In 1996, interest and other income (expense), net, increased to $88 million in income from $10 million in expense in 1995. This $98 million favorable change was primarily composed of a favorable variance of $78 million related to net realized and unrealized foreign exchange hedging gains and lower foreign exchange hedging costs, primarily as a result of lower market and option volatility, higher U.S. interest rates compared with rates abroad, and reduced foreign currency cash flows; an increase of $73 million related to realized gains on the sale of most of the Company's available-for-sale and other equity securities during 1996, partially offset by a $52 million unfavorable variance, as a result of higher average debt balances and lower average cash balances during 1996, and an overall decline in average interest rate yields.

    A summary of the Company's interest and other income (expense), net, hedge horizons and accounting for financial instruments, and notes payable to banks and long-term debt, may be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements.

PROVISION (BENEFIT) FOR INCOME TAXES

    As of September 26, 1997, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $695 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. In 1997, an increase in the valuation allowance of $208 million was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of approximately $85 million of the asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate approximately $245 million of future U.S. taxable income. Management believes that it is more likely than not that forecasted U.S. income, including income that may be generated as a result of certain tax-planning strategies, will be sufficient to utilize the tax carryforwards prior to their expiration in 2011 and 2012 to fully recover this asset. However, there can be no assurance that the Company will meet its expectations of future U.S. income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's financial results. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. Additional information relating to income taxes, may be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

RESTRUCTURING OF OPERATIONS

    During 1996, the Company began to implement certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. During 1997, the Company announced and began to implement supplemental restructuring actions, including significant headcount reductions, to meet the foregoing objectives. There are several risks inherent in the Company's efforts to transition to a new cost structure. These include the risk that the Company will not be able to reduce expenditures quickly enough to restore sustainable profitability and the risk that cost-cutting initiatives will impair the Company's ability to innovate and remain competitive in the computer industry.

    Implementation of this restructuring involves several risks, including the risk that by simplifying and modifying its product line the Company will increase its dependence on fewer products, potentially reduce overall sales, and increase its reliance on unproven products and technology. Another risk of the restructuring is that by increasing the proportion of the Company's products to be manufactured under outsourcing arrangements, the Company could lose control of the quality or quantity of the products manufactured and distributed, or lose the flexibility to make timely changes in production schedules in order to respond to changing market conditions. As part of its restructuring, the Company announced and opened its on-line store, which makes available most of its products to end-users in the U.S., in November 1997. There can be no assurance the on-line store will result in greater sales. The Company also began manufacturing products on a build-to-order basis in November 1997. There can be no assurance this manufacturing process will result in decreased costs or increased gross margins. The Company is also reducing the number of wholesale and retail channel partners, particularly in the Americas, which places a greater volume of sales through fewer partners. There can be no assurance that this will not adversely impact the Company. In addition, the actions taken in connection with the restructuring could adversely affect employee morale, thereby damaging the Company's ability to retain and motivate employees. Also, because the Company contemplates relying to a greater extent on collaboration and licensing arrangements with third parties, the Company will have less direct control over certain of its research and development efforts, and its ability to create innovative new products may be reduced. In addition, there can be no assurance that the technologies acquired from NeXT will be successfully exploited, or that key NeXT employees and processes will be retained and successfully integrated with those at Apple. Also, the restructuring includes the winding down of the Company's Mac OS licensing program. There can be no assurance that the winding down of this program will result in greater sales, market share, and increased gross margins to the Company. In addition, there can be no assurance that this action will not result in the availability of fewer application software titles for the Mac OS, which may result in a decrease to the Company's sales, market share and gross margins. Finally, even if the restructuring is successfully implemented, there can be no assurance that it will effectively resolve the various issues currently facing the Company. Although the Company believes that the actions it is taking in connection with the restructuring, including its acquisition of NeXT and the winding down of its Mac OS licensing program, should help restore marketplace confidence in the Company, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The Company's future consolidated operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the restructuring and new cost structure.

    Additional information relating to the restructuring of operations may be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements under the subheading "Restructuring of Operations" included under the heading "Special Charges," which information is hereby incorporated by reference.

PRODUCT INTRODUCTIONS AND TRANSITIONS

    Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company must continuously introduce new products and technologies and enhance existing products in order to remain competitive. Recent introductions include certain PowerBook and Power Macintosh products, and the introduction of Mac OS 8 in July 1997. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine the ultimate effect that new products will have on its sales or results of operations. In addition, although the number of new product introductions may decrease as a result of the Company's restructuring actions, the risks and uncertainties associated with new product introductions may increase as the Company refocuses its product offerings on key growth segments and to the extent new product introductions are in markets that are new to the Company.

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

    Backlog is often volatile after new product introductions due to the aforementioned demand factors, often increasing coincident with introduction, and then decreasing once dealers and customers believe they can obtain sufficient supply of the new products. The Company has in the past experienced difficulty in anticipating demand for new products, resulting in product shortages which have adversely affected the Company's operating results.

    The measurement of demand for newly introduced products is further complicated by the availability of different product configurations, which may include various types of built-in peripherals and software. Configurations may also require certain localization (such as language) for various markets and, as a result, demand in different geographic areas may be a function of the availability of third-party software in those localized versions. For example, the availability of European-language versions of software products manufactured by U.S. producers may lag behind the availability of U.S. versions by a quarter or more. This may result in lower initial demand for the Company's new products outside the U.S., even though localized versions of the Company's products may be available.

    The increasing integration of new or enhanced functions and complexity of operations of the Company's products also increase the risk that latent defects or other faults could be discovered by customers or end-users after volumes of products have been produced or shipped. If such defects were significant, the Company could incur material recall and replacement costs under product warranties.

    The Company has announced plans for two operating systems. The Company plans to continue to introduce major upgrades to the current Mac OS and later introduce a new operating system (code named "Rhapsody") which is expected to offer advanced functionality based on Apple and NeXT software technologies. However, the NeXT software technologies that the Company plans to use in the development of Rhapsody were not originally designed to be compatible with the Mac OS. As a result, there can be no assurance that the development of Rhapsody can be completed at reasonable cost or at all. In addition, Rhapsody may not be fully backward-compatible with all existing applications, which could result in a loss of existing customers. Finally, it is uncertain whether Rhapsody or the planned enhancements to the current Mac OS will gain developer support and market acceptance. Inability to successfully develop and make timely delivery of a substantially backward-compatible Rhapsody or of planned enhancements to the current Mac OS, or to gain developer support and market acceptance for those operating systems, may have an adverse impact on the Company's consolidated operating results and financial condition.

COMPETITION

    The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. The Company's consolidated results of operations and financial condition have been, and in the future may continue to be, adversely affected by industrywide pricing pressures and downward pressures on gross margins. The industry has also been characterized by rapid technological advances in software functionality and hardware performance and features based on existing or emerging industry standards. Many of the Company's competitors have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company.

    The Company's future consolidated operating results and financial condition may be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

    The Company is currently the primary maker of hardware that uses the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers that run the Microsoft Windows 95 and Windows NT operating systems. The Company believes that the Mac OS, with its perceived advantages over Windows, and the general reluctance of the Macintosh installed base to incur the costs of switching platforms, have been driving forces behind sales of the Company's personal computer hardware for the past several years. Recent innovations in the Windows platform, including those included in Windows 95 and Windows NT, or those expected to be included in a new version of Windows to be introduced in 1998, have added features to the Windows platform that make the differences between the Mac OS and Microsoft's Windows operating systems less significant. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows platform. The Company's future operating results and financial condition will be substantially dependent on its ability to maintain continuing improvements of the Macintosh platform in order to maintain perceived functional advantages over competing platforms.

    The Company had previously entered into agreements to license its Mac OS to other personal computer vendors (the "Clone Vendors") as part of an effort to increase the installed base for the Macintosh platform. The Company recently determined that the benefits of licensing the Mac OS to the Clone Vendors under these agreements were more than offset by the impact and costs of the licensing program. As a result, the Company agreed to acquire certain assets, including the license to distribute the Mac OS, of PCC, a Clone Vendor, and has no plans to renew its other Mac OS licensing agreements. Although the Company believes that this winding down of its licensing program will help reduce the adverse impact of the licensing program on the Company's sales, market share and gross margins, there can be no assurance that this will occur. In addition, there can be no assurance that this winding down of the licensing program will not result in the availability of fewer application software titles for the Mac OS, which may result in a decrease to the Company's sales, market share and gross margins.

    As a supplemental means of addressing the competition from Windows and other platforms, the Company had previously devoted substantial resources toward developing personal computer products capable of running application software designed for the Windows operating systems. These products include an add-on card containing a Pentium or 586-class microprocessor that enables users to run applications concurrently that require the Mac OS, Windows 3.1 or Windows 95 operating systems. The Company plans to transition the cross-platform business to third-parties during 1998. There can be no assurance that this transition will be successful.

    The Company, International Business Machines Corporation and Motorola, Inc. had agreed upon and announced the availability of specifications for a PowerPC microprocessor-based hardware platform (the "Platform"). These specifications defined a "unified" personal computer architecture that would have given the Clone Vendors broad access to the Power Macintosh platform and would have utilized standard industry components. The Company had intended to license the Mac OS to manufacturers of the Platform. However, the Company has decided it will no longer support the Platform based upon its decision to wind down its Mac OS licensing program, and because of little industry support for the Platform. The decision not to further develop this Platform may affect the Company's ability to increase the installed base for the Macintosh platform.

    Several competitors of the Company have either targeted or announced their intention to target certain of the Company's key market segments, including education and publishing. Many of these companies have greater financial, marketing, manufacturing, and technological resources than the Company.

    In August 1997, the Company and Microsoft entered into patent cross licensing and technology agreements. Under these agreements, the companies provided patent cross licenses to each other. In addition, for a period of five years from August 1997, Microsoft will make future versions of its Microsoft Office and Internet Explorer products for the Mac OS, and the Company will bundle the Internet Explorer product with Mac OS system software releases and make that product the default Internet browser for such releases. In addition, Microsoft purchased 150,000 shares of Apple Series 'A' non-voting convertible preferred stock for $150 million. While the Company believes that its relationship with Microsoft will be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Microsoft relationship is for a limited term and does not cover many of the areas in which the Company competes with Microsoft, including the Windows platform. In addition, the Microsoft relationship may have an adverse effect on, among other things, the Company's relationship with other partners. There can be no assurance that the benefits to the Company of the Microsoft relationship will not be offset by the disadvantages.

SUPPORT FROM THIRD-PARTY SOFTWARE DEVELOPERS

    Decisions by customers to purchase the Company's personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software for particular applications. The Company believes that the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, and the costs of developing such software products. To the extent the Company's recent financial losses and declining demand for the Company's products, as well as the Company's decision to wind down its Mac OS licensing program, have caused software developers to question the Company's prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. Moreover, the Company's current plan to introduce a new operating system (code named "Rhapsody") could cause software developers to stop developing software for the current Mac OS. In addition, there can be no assurance that software developers will decide to develop software for the new operating system on a timely basis or at all.

    Microsoft is an important developer of application software for the Company's products. Although the Company has entered into a relationship with Microsoft, which includes Microsoft's agreement to develop and ship future versions of its Microsoft Office and Internet Explorer products and certain other Microsoft tools for the Mac OS, such relationship is for a limited term and does not cover many areas in which the Company competes with Microsoft. Accordingly, Microsoft's interest in producing application software for the Mac OS not covered by the relationship or upon expiration of the relationship may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating system.

GLOBAL MARKET RISKS

    A large portion of the Company's revenue is derived from its international operations. As a result, the Company's consolidated operations and financial results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which the products are sold.

    Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for the Company's product, the U.S. dollar value of the Company's foreign currency denominated sales, the availability and supply of product components to the Company, and ultimately the Company's consolidated results of operations.

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

    While the Company is exposed with respect to fluctuations in the interest rates of many of the world's leading industrialized countries, the Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments as well as costs associated with foreign currency hedges. To mitigate the impact of fluctuations in U.S. interest rates, the Company has entered into interest rate swap, collar, and floor transactions.

    To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the nonhedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap, option and floor positions both on a stand-alone basis and in conjunction with its underlying foreign currency- and interest rate-related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities, there can be no assurance that the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's consolidated operating results and financial position. The Company does not engage in leveraged hedging.

    The Company's current financial condition may increase the costs of its hedging transactions, as well as affect the nature of the hedging transactions into which the Company's counterparties are willing to enter.

    Additional information regarding the Company's foreign exchange and interest rate risk management programs and the accounting thereon, may be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements.

INVENTORY AND SUPPLY

    The Company makes a provision for inventories of products that have become obsolete or are in excess of anticipated demand, accrues for any cancellation fees of orders for inventories that have been canceled, and accrues for the estimated costs to correct any product quality problems. Although the Company believes its inventory and related provisions are adequate given the rapid and unpredictable pace of product obsolescence in the computer industry, no assurance can be given that the Company will not incur additional inventory and related charges. In addition, such charges have had, and may again have, a material effect on the Company's consolidated financial position and results of operations.

    The Company must order components for its products and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's consolidated operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

    Certain of the Company's products are manufactured in whole or in part by third-party manufacturers, either pursuant to design specifications of the Company or otherwise. As part of its restructuring actions, the Company sold its Fountain, Colorado, manufacturing facility to SCI and entered into a related manufacturing outsourcing agreement with SCI; sold its Singapore printed circuit board manufacturing assets to NatSteel Electronics Pte., Ltd., which is expected to supply main logic boards to the Company under a manufacturing outsourcing agreement; entered into an agreement with Ryder Integrated Logistics, Inc. to outsource the Company's domestic operations transportation and logistics management; and has entered into other similar agreements to outsource the Company's European operations transportation and logistics management. As a result of the foregoing actions, the proportion of the Company's products produced and distributed under outsourcing arrangements will continue to increase. While outsourcing arrangements may lower the fixed cost of operations, they will also reduce the direct control the Company has over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. Furthermore, any efforts by the Company to manage its inventory under outsourcing arrangements could subject the Company to liquidated damages or cancellation of the arrangement. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company remains at least initially responsible to the ultimate consumer for warranty service. Accordingly, in the event of product defects or warranty liability, the Company may remain primarily liable. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company's future consolidated operating results and financial condition.

    Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application specific integrated circuits ("ASICs")) are currently obtained by the Company from single sources. If the supply of a key single-sourced component were to be delayed or curtailed, the Company's business and financial performance could be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternate source. The Company believes that the availability from suppliers to the personal computer industry of microprocessors and ASICs presents the most significant potential for constraining the Company's ability to manufacture products. Some advanced microprocessors are currently in the early stages of ramp-up for production and thus have limited availability. The Company and other producers in the personal computer industry also compete for other semiconductor products with other industries that have experienced increased demand for such products, due to either increased consumer demand or increased use of semiconductors in their products (such as the cellular phone and automotive industries). Finally, the Company uses some components that are not common to the rest of the personal computer industry (including certain microprocessors and ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Such product supply constraints and corresponding increased costs could decrease the Company's net sales and adversely affect the Company's consolidated operating results and financial condition.

    The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC microprocessor for the Company's Macintosh computers, to supply to Company in adequate numbers microprocessors that produce superior price/performance results compared with those supplied to the Company's competitors by Intel Corporation, and other developers and producers of the microprocessors used by most personal computers using the Windows operating systems. The desire of IBM and Motorola to continue producing these microprocessors may be influenced by Microsoft's decision not to adapt its Windows NT operating system software to run on the PowerPC microprocessor. IBM produces personal computers based on Intel microprocessors as well as workstations based on the PowerPC microprocessor, and is also the developer of OS/2, a competing operating system to the Company's Mac OS. Accordingly, IBM's interest in supplying the Company with microprocessors for the Company's products may be influenced by IBM's perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor. In addition, Motorola has recently announced its intention to stop producing Mac clones. As a result, Motorola may be less inclined to continue to produce PowerPC microprocessors.

    The Company's current financial condition and uncertainties related to recent events could affect the terms on which suppliers are willing to supply the Company with their products. There can be no assurance that the Company's current suppliers will continue to supply the Company on terms acceptable to the Company or that the Company will be able to obtain comparable products from alternate sources on such terms. The Company's future operating results and financial condition could be adversely affected if the Company is unable to continue to obtain key components on terms substantially similar to those currently available to the Company.

    Further discussion relating to availability and supply of components and product may be found in Part I, Item 1 of this Form 10-K under the heading "Raw Materials," and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements under the subheading "Concentrations in the Available Sources of Supply and Material Product" included under the heading "Concentrations of Risk" and under the subheading "Purchase Commitments" included under the heading "Commitments and Contingencies," which information is hereby incorporated by reference.

MARKETING AND DISTRIBUTION

    A number of uncertainties may affect the marketing and distribution of the Company's products. Currently, the Company distributes its products through wholesalers, resellers, mass merchants, cataloguers and direct to education institutions (collectively referred to as "resellers"). In addition, in November 1997 the Company began selling many of its products directly to end users in the U.S. through the Company's on-line store. Many of the Company's significant resellers operate on narrow product margins. Most such resellers also distribute products from competing manufacturers. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakened or if resellers within consumer channels were to decide not to continue to distribute the Company's products.

    Uncertainty over demand for the Company's products may continue to cause resellers to reduce their ordering and marketing of the Company's products. In addition, the Company has in the past and may in the future experience delays in ordering by resellers in light of uncertain demand for the Company's products. Under the Company's arrangements with its resellers, resellers have the option to reduce or eliminate unfilled orders previously placed, in most instances without financial penalty. Resellers also have the option to return products to the Company without penalty within certain limits, beyond which they may be assessed fees. The Company has recently revised its channel program, including decreasing the number of resellers and reducing returns, price protection and certain rebate programs, in an effort to reduce channel inventory, increase inventory turns, increase product support within the channel and improve gross margins. In addition, in November 1997 the Company opened its on-line store in the U.S. which makes many of the Company's products available directly to the end-user. Although the Company believes the foregoing changes will improve its consolidated operating results and financial condition, there can be no assurance that this will occur.

    Further discussion relating to Marketing and Distribution may be found in
Part I, Item 1 of this Form 10-K under the heading "Markets and Distribution," which information is hereby incorporated by reference.

CHANGE IN SENIOR MANAGEMENT

    On July 9, 1997, the Company announced that Dr. Gilbert F. Amelio had resigned his positions as Chairman of the Board and Chief Executive Officer and that the Company was initiating a search for a new Chief Executive Officer. While the Company intends to name a new Chief Executive Officer as soon as practicable, there can be no assurance that the change in senior management and related uncertainties will not adversely affect the Company's consolidated operating results and financial condition during the period until a new Chief Executive Officer is hired and afterward. In addition, certain members of the Company's senior management have been with the Company for less than six months. There can be no assurance that new members of the management team can be successfully assimilated, that the Company will be able to satisfactorily allocate responsibilities or that such new members of its management will succeed in their roles in a timely and efficient manner. The Company's failure to recruit, retain and assimilate new executives, or the failure of any such executive to perform effectively, or the loss of any such executive, could have a material adverse impact on the Company's business, financial condition and results of operations.

CHANGES TO BOARD OF DIRECTORS

    The Company announced on August 6, 1997 significant changes to its Board of Directors, replacing all but two former directors. The continuing directors are Gareth C.C. Chang, Corporate Senior Vice President, Marketing, Hughes Electronics and President, Hughes International, and Edgar S. Woolard, Jr., retired Chairman of E.I. DuPont de Nemours & Company. The new directors are William V. Campbell, President and CEO of Intuit Corp.; Lawrence J. Ellison, Chairman and Chief Executive Officer of Oracle Corp.; Steven P. Jobs, Chairman and Chief Executive Officer of Pixar Animation Studios; and Jerome B. York, Vice Chairman of Tracinda Corporation and former Chief Financial Officer of IBM and Chrysler Corporation.

DEPENDENCE ON KEY EMPLOYEES

    During the past several years, the Company has experienced significant voluntary employee turnover as a result of employees' concerns over the Company's prospects, as well as the abundance of career opportunities available elsewhere. The Company is dependent on its key employees in order to achieve its business plan. There can be no assurance the Company will be able to attract, motivate and retain key employees. Failure to do so may have a significant effect on the Company's consolidated operating results and financial condition.

OTHER FACTORS

    The Company is in the process of identifying operating and application software challenges related to the year 2000. While the Company expects to resolve year 2000 compliance issues substantially through normal replacement and upgrades of software, there can be no assurance that there will not be interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business and consolidated results of operations.

    The majority of the Company's research and development activities, its corporate headquarters, and other critical business operations, including certain major vendors, are located near major seismic faults. The Company's operating results and financial condition could be materially adversely affected in the event of a major earthquake.

    Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations which include, in some instances, the requirement that the Company provide consumers with the ability to return to the Company product at the end of its useful life, and leave responsibility for environmentally safe disposal or recycling with the Company. It is unclear what effect such regulations will have on the Company's future consolidated operating results and financial condition.

    The Company recently decided to replace its existing transaction systems in the U.S. (which include order management, product procurement, distribution, and finance) with a single integrated system as part of its ongoing effort to increase operational efficiency. Substantially all of the transaction systems in the European operations were replaced with the same integrated system in 1997. The Company's future consolidated operating results and financial condition could be adversely affected if the Company is unable to implement and effectively manage the transition to this new integrated system.

    Because of the foregoing factors, as well as other factors affecting the Company's consolidated operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated financial position with respect to cash, cash equivalents, and short-term investments, net of notes payable to banks, decreased to $1,434 million as of September 26, 1997, from $1,559 million as of September 27, 1996. The Company's consolidated financial position with respect to cash, cash equivalents, and short-term investments decreased to $1,459 million as of September 26, 1997, from $1,745 million as of September 27, 1996. The Company's cash and cash equivalent balances as of September 26, 1997 and September 27, 1996 include $165 million and $177 million, respectively, pledged as collateral to support letters of credit primarily associated with the Company's purchase commitments under the terms of the sale of the Company's Fountain, Colorado, manufacturing facility to SCI.

    Cash generated by operations during 1997 totaled $188 million. Cash generated by operations was primarily the result of decreases in accounts receivable and inventories, partially offset by the Company's net loss, adjusted for non-cash expenditures such as in-process research and development, as well as decreases in accounts payable.

    Cash used to acquire NeXT totaled $384 million in 1997. The Company expects no additional cash expenditures related to the NeXT acquisition. Net cash used for the purchase of property, plant, and equipment totaled $53 million in 1997, and consisted primarily of increases in manufacturing machinery and equipment. The Company expects that the level of capital expenditures in 1998 will be comparable to 1997.

    Cash generated by financing activities in 1997 included the sale of $150 million of Apple Series A non-voting convertible preferred stock to Microsoft Corporation. Cash used by financing activities in 1997 included $161 million to retire notes payable to banks.

    Over the last two years, the Company's debt ratings have been downgraded to non-investment grade. In October 1997, the Company's senior and subordinated long-term debt were downgraded to B- and CCC, respectively, by Standard and Poor's Rating Agency. In the second quarter of 1997, the Company's debt ratings were downgraded to B3 and Caa2, respectively, by Moody's Investor Services. Both Standard and Poor's Rating Agency and Moody's Investor Services have the Company on negative outlook. These actions may increase the Company's cost of funds in future periods. In addition, the Company may be required to pledge additional collateral with respect to certain of its borrowings and letters of credit and to agree to more stringent covenants than in the past.

    The Company believes that its balances of cash and cash equivalents and short-term investments, and continued short-term borrowings from banks, will be sufficient to meet its cash requirements over the next twelve months. Expected cash requirements over the next twelve months include an estimated $130 million to effect actions under the restructuring plan, most of which will be effected during the first half of fiscal

1998. No assurance can be given that the $25 million in short-term borrowings from banks can be continued, or that any additional required financing could be obtained should the restructuring plan take longer to implement than anticipated or be unsuccessful. If the Company is unable to obtain such financing, its liquidity, results of operations, and financial condition would be materially adversely affected.

    The Internal Revenue Service ("IRS") has proposed federal income tax deficiencies for the years 1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies by filing petitions with the U.S. Tax Court, and most of the issues in dispute have now been resolved. On June 30, 1997, the IRS proposed income tax adjustments for the years 1992 through 1994. Although a substantial number of the issues for these years have been resolved, certain issues still remain in dispute and are being contested by the Company. Management believes that adequate provision has been made for any adjustments that may result from tax examinations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                      PAGE
-----------------------------------------------------------------------------------------------------------     -----
Financial Statements:
  Report of KPMG Peat Marwick LLP, Independent Auditors....................................................          29
  Report of Ernst & Young LLP, Independent Auditors........................................................          30
  Consolidated Balance Sheets as of September 26, 1997, and September 27, 1996.............................          31
  Consolidated Statements of Operations for the three fiscal years ended September 26, 1997................          32
  Consolidated Statements of Shareholders' Equity for the three fiscal years ended September 26, 1997......          33
  Consolidated Statements of Cash Flows for the three fiscal years ended September 26, 1997................          34
  Notes to Consolidated Financial Statements...............................................................          35
  Selected Quarterly Financial Information (Unaudited).....................................................          58

Financial Statement Schedule:
  For the three fiscal years ended September 26, 1997
    Schedule II - Valuation and qualifying accounts........................................................          59

All other schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

             REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

The Board of Directors
Apple Computer, Inc.:

    We have audited the accompanying consolidated balance sheet of Apple Computer, Inc. and subsidiaries as of September 26, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Computer, Inc. and subsidiaries as of September 26, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ KPMG PEAT MARWICK LLP
                                ------------------------------------------
                                          KPMG Peat Marwick LLP

San Jose, California
October 15, 1997

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors of Apple Computer, Inc.

    We have audited the accompanying consolidated balance sheet of Apple Computer, Inc. as of September 27, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended September 27, 1996. Our audits also include the financial statement schedule for each of the two years in the period ended September 27, 1996 listed in the Index to the Consolidated Financial Statements. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Computer, Inc. as of September 27, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 27, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                            /s/ ERNST & YOUNG LLP
                                  ------------------------------------------
                                              Ernst & Young LLP

San Jose, California
October 14, 1996

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN MILLIONS)

                                    ASSETS:

SEPTEMBER 26, 1997 AND SEPTEMBER 27, 1996                                                           1997       1996
------------------------------------------------------------------------------------------------  ---------  ---------
Current assets:
  Cash and cash equivalents.....................................................................  $   1,230  $   1,552
  Short-term investments........................................................................        229        193
  Accounts receivable, net of allowance for doubtful accounts of $99 ($91 in 1996)..............      1,035      1,496
  Inventories:
    Purchased parts.............................................................................        141        213
    Work in process.............................................................................         15         43
    Finished goods..............................................................................        281        406
                                                                                                  ---------  ---------
                                                                                                        437        662
  Deferred tax assets...........................................................................        259        342
  Other current assets..........................................................................        234        270
                                                                                                  ---------  ---------
      Total current assets......................................................................      3,424      4,515
                                                                                                  ---------  ---------
Property, plant, and equipment:
  Land and buildings............................................................................        453        480
  Machinery and equipment.......................................................................        460        544
  Office furniture and equipment................................................................        110        136
  Leasehold improvements........................................................................        172        188
                                                                                                  ---------  ---------
                                                                                                      1,195      1,348
  Accumulated depreciation and amortization.....................................................       (709)      (750)
                                                                                                  ---------  ---------
      Net property, plant, and equipment........................................................        486        598
                                                                                                  ---------  ---------
Other assets....................................................................................        323        251
                                                                                                  ---------  ---------
                                                                                                  $   4,233  $   5,364
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

                                        LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Notes payable to banks........................................................................  $      25  $     186
  Accounts payable..............................................................................        685        791
  Accrued compensation and employee benefits....................................................         99        120
  Accrued marketing and distribution............................................................        278        257
  Accrued warranty and related..................................................................        128        181
  Accrued restructuring costs...................................................................        180        117
  Other current liabilities.....................................................................        423        351
                                                                                                  ---------  ---------
      Total current liabilities.................................................................      1,818      2,003
                                                                                                  ---------  ---------
Long-term debt..................................................................................        951        949
Deferred tax liabilities........................................................................        264        354

Commitments and contingencies

Shareholders' equity:
  Series A non-voting convertible preferred stock, no par value; 150,000 shares authorized,
    issued and outstanding......................................................................        150         --
  Common stock, no par value; 320,000,000 shares authorized; 127,949,220 shares issued and
    outstanding in 1997 (124,496,972 shares in 1996)............................................        498        439
  Retained earnings.............................................................................        589      1,634
  Other.........................................................................................        (37)       (15)
                                                                                                  ---------  ---------
      Total shareholders' equity................................................................      1,200      2,058
                                                                                                  ---------  ---------
                                                                                                  $   4,233  $   5,364
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

THREE FISCAL YEARS ENDED SEPTEMBER 26, 1997                                          1997       1996       1995
---------------------------------------------------------------------------------  ---------  ---------  ---------
Net sales........................................................................  $   7,081  $   9,833  $  11,062
                                                                                   ---------  ---------  ---------
Costs and expenses:
  Cost of sales..................................................................      5,713      8,865      8,204
  Research and development.......................................................        485        604        614
  Selling, general and administrative............................................      1,286      1,568      1,583
  Special charges:
    In-process research and development..........................................        375         --         --
    Restructuring costs..........................................................        217        179        (23)
    Termination of license agreement.............................................         75         --         --
                                                                                   ---------  ---------  ---------
                                                                                       8,151     11,216     10,378
                                                                                   ---------  ---------  ---------
Operating income (loss)..........................................................     (1,070)    (1,383)       684
Interest and other income (expense), net                                                  25         88        (10)
                                                                                   ---------  ---------  ---------
Income (loss) before provision (benefit) for income taxes........................     (1,045)    (1,295)       674
Provision (benefit) for income taxes.............................................         --       (479)       250
                                                                                   ---------  ---------  ---------
Net income (loss)................................................................  $  (1,045) $    (816) $     424
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Earnings (loss) per common and common equivalent share...........................  $   (8.29) $   (6.59) $    3.45
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Common and common equivalent shares used in the calculations of earnings (loss)
  per share (in thousands).......................................................    126,062    123,734    123,047
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                           PREFERRED STOCK             COMMON STOCK                                TOTAL
                                      -------------------------  -------------------------  RETAINED           SHAREHOLDERS'
                                           SHARES       AMOUNT        SHARES       AMOUNT   EARNINGS   OTHER      EQUITY
                                      ----------------  -------  ----------------  -------  --------   -----   -------------
                                       (IN THOUSANDS)             (IN THOUSANDS)
Balance as of September 30, 1994....            --      $   --         119,543     $  298   $ 2,096    $(11)      $ 2,383
  Common stock issued under stock
    option and purchase plans,
    including related tax
    benefits........................            --          --           3,379        100        --      --           100
  Cash dividends of $0.48 per common
    share...........................            --          --              --         --       (58)     --           (58)
  Accumulated translation
    adjustment......................            --          --              --         --        --       6             6
  Change in unrealized gains on
    available-for-sale securities...            --          --              --         --        --      44            44
  Net income........................            --          --              --         --       424      --           424
  Other.............................            --          --              --         --         2      --             2
                                               ---      -------        -------     -------  --------   -----   -------------
Balance as of September 29, 1995....            --          --         122,922        398     2,464      39         2,901
                                               ---      -------        -------     -------  --------   -----   -------------
  Common stock issued under stock
    option and purchase plans,
    including related tax
    benefits........................            --          --           1,575         41        --      --            41
  Cash dividends of $0.12 per common
    share...........................            --          --              --         --       (14)     --           (14)
  Accumulated translation
    adjustment......................            --          --              --         --        --     (12)          (12)
  Change in unrealized gains
    (losses) on available-for-sale
    securities......................            --          --              --         --        --     (42)          (42)
  Net loss..........................            --          --              --         --      (816)     --          (816)
                                               ---      -------        -------     -------  --------   -----   -------------
Balance as of September 27, 1996....            --          --         124,497        439     1,634     (15)        2,058
                                               ---      -------        -------     -------  --------   -----   -------------
  Common stock issued under stock
    option and purchase plans and
    other, and in connection with
    the acquisition of NeXT.........            --          --           3,452         59        --      --            59
  Series A non-voting convertible
    preferred stock issued..........           150         150              --         --        --      --           150
  Accumulated translation
    adjustment......................            --          --              --         --        --     (22)          (22)
  Net loss..........................            --          --              --         --    (1,045)     --        (1,045)
                                               ---      -------        -------     -------  --------   -----   -------------
Balance as of September 26, 1997....           150      $  150         127,949     $  498   $   589    $(37)      $ 1,200
                                               ---      -------        -------     -------  --------   -----   -------------
                                               ---      -------        -------     -------  --------   -----   -------------

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN MILLIONS)

THREE FISCAL YEARS ENDED SEPTEMBER 26, 1997                                           1997     1996    1995
-----------------------------------------------------------------------------------  -------  ------  -------
Cash and cash equivalents, beginning of the period.................................  $ 1,552  $  756  $ 1,203
                                                                                     -------  ------  -------
Operating:
Net income (loss)..................................................................   (1,045)   (816)     424
Adjustments to reconcile net income (loss) to cash generated by (used for)
  operating activities:
  Depreciation and amortization....................................................      118     156      127
  Net book value of property, plant, and equipment retirements.....................       70      70        6
  In-process research and development..............................................      375      --       --
Changes in operating assets and liabilities, net of effects of the acquisition of
  NeXT:
  Accounts receivable..............................................................      469     435     (350)
  Inventories......................................................................      225   1,113     (687)
  Deferred tax assets..............................................................       83     (91)      42
  Other current assets.............................................................       36      45      (59)
  Accounts payable.................................................................     (107)   (374)     283
  Accrued restructuring costs......................................................       63     117      (47)
  Other current liabilities........................................................       (9)    212      (10)
  Deferred tax liabilities.........................................................      (90)   (348)      31
                                                                                     -------  ------  -------
    Cash generated by (used for) operating activities..............................      188     519     (240)
                                                                                     -------  ------  -------
Investing:
Purchase of short-term investments.................................................     (999)   (437)  (1,672)
Proceeds from sales and maturities of short-term investments.......................      963     440    1,531
Purchase of property, plant, and equipment.........................................      (53)    (67)    (159)
Cash used to acquire NeXT..........................................................     (384)     --       --
Other..............................................................................      (60)    (55)    (102)
                                                                                     -------  ------  -------
    Cash used for investing activities.............................................     (533)   (119)    (402)
                                                                                     -------  ------  -------
Financing:
Increase (decrease) in notes payable to banks......................................     (161)   (275)     169
Increase (decrease) in long-term borrowings........................................       --     646       (2)
Proceeds from issuance of preferred stock..........................................      150      --       --
Increases in common stock, net of acquisition of NeXT..............................       34      39       86
Cash dividends.....................................................................       --     (14)     (58)
                                                                                     -------  ------  -------
    Cash generated by financing activities.........................................       23     396      195
                                                                                     -------  ------  -------
Total cash generated (used)........................................................     (322)    796     (447)
                                                                                     -------  ------  -------
Cash and cash equivalents, end of the period.......................................  $ 1,230  $1,552  $   756
                                                                                     -------  ------  -------
                                                                                     -------  ------  -------
Supplemental cash flow disclosures:
  Cash paid during the year for interest...........................................  $    61  $   49  $    49
  Cash paid (received) for income taxes, net.......................................  $   (11) $   33  $   188

  Noncash transactions:
    Tax benefit from stock options.................................................  $    --  $    2  $    15
    Issuance of common stock for acquisition of NeXT...............................  $    25  $   --  $    --

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

    Apple Computer (the "Company") designs, manufactures, and markets microprocessor-based personal computers and related personal computing products for sale primarily to education, creative, home, business, and government customers.

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

SIGNIFICANT ACCOUNTING ESTIMATES

PROVISIONS FOR INVENTORY WRITE-DOWNS AND RELATED ACCRUALS

    The Company's provisions for inventory write-downs, as well as accruals for the cost to cancel excess component orders, are based on the Company's best estimates of product sales prices and customer demand patterns, and/or its plans to transition its products. However, the Company participates in a highly competitive industry that is characterized by aggressive pricing practices, downward pressures on gross margins, frequent introductions of new products, short product life cycles, rapid technological advances, continual improvement in product price/performance characteristics, and price sensitivity and changing demand patterns on the part of consumers. As a result of the industry's ever-changing and dynamic nature, it is at least reasonably possible that the estimates used by the Company to determine its provisions for inventory write-downs, as well as its accruals for the cost to cancel excess component orders, will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions and related costs, which could have a materially adverse effect on the Company's consolidated results of operations and financial condition in the near term.

WARRANTY AND RELATED ACCRUALS

    The Company's warranty and related accruals are based on the Company's best estimates of product failure rates and unit costs to repair. However, the Company is continually releasing new and ever-more complex and technologically advanced products. As a result, it is at least reasonably possible that product could be released with certain unknown quality and/or design problems. Such an occurrence could result in materially higher than expected warranty and related costs, which could have a materially adverse effect on the Company's consolidated results of operations and financial condition in the near term.

DEFERRED TAX ASSETS

    Realization of approximately $85 million of the total deferred tax assets representing tax loss and credit carryforwards is dependent on the Company's ability to generate approximately $245 million of future U.S. taxable income. Management believes that it is more likely than not that forecasted U.S. taxable income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to utilize the tax carryforwards prior to their expiration in 2011 and 2012 to fully recover the asset. However, there can be no assurance that the Company will meet its expectations of future U.S. income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's consolidated results of operations and financial condition. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL INSTRUMENTS

INVESTMENTS

    All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of September 26, 1997 there are no investments with maturities greater than twelve months. The Company's U.S. corporate securities include commercial paper and corporate debt securities. Foreign securities include foreign commercial paper, loan participation and certificates of deposit with foreign institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments are generally held until maturity.

    Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses reported as a component of shareholders' equity. These unrealized gains or losses include any unrealized losses and gains on interest rate contracts accounted for as hedges against the available-for-sale securities. The cost of securities sold is based upon the specific identification method.

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

    INTEREST RATE DERIVATIVES

    The Company enters into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program.

    In addition, the Company has entered into foreign exchange forward contracts to hedge certain intercompany loan transactions. These forward contracts effectively change certain foreign currency denominated debt into U.S. dollar denominated debt, which better matches against the Company's U.S. dollar denominated cash equivalents and short-term investments. No such contracts existed as of September 26, 1997.

    FOREIGN CURRENCY INSTRUMENTS

    The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risks associated with existing assets and liabilities, and certain firmly committed and probable but not firmly committed transactions. The Company's foreign exchange risk management policy requires it to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures that are immaterial either in terms of their minimal U.S. dollar value or in terms of their historically high correlation with the U.S. dollar.

    Probable but not firmly committed transactions comprise sales of the Company's products in currencies other than the U.S. dollar. A majority of these non-U.S. dollar-based sales are made through the Company's subsidiaries in Europe, Asia (particularly Japan), Canada, and Australia. The Company purchases foreign exchange option contracts to hedge the currency exchange risks associated with these and other transactions. The Company also sells foreign exchange option contracts, in order to partially finance the purchase of these foreign exchange option contracts. In addition, the Company enters into other foreign exchange transactions, which are intended to reduce the costs associated with its foreign exchange risk management programs. The duration of foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, currently does not exceed one year.

    Interest rate and foreign exchange instruments generally qualify as accounting hedges if their maturity dates are the same as the hedged transactions and if the hedged transactions meet certain requirements. Sold interest rate and foreign exchange instruments do not qualify as accounting hedges. Gains and losses on accounting hedges of existing assets or liabilities are generally recorded currently in income or shareholders' equity against the losses and gains on the hedged transactions. Gains and losses related to qualifying accounting hedges of firmly committed or probable but not firmly committed transactions are deferred and recognized in income in the same period as the hedged transactions. Gains and losses on interest rate and foreign exchange contracts that do not qualify as accounting hedges are recorded currently in income. Gains and losses on accounting hedges realized before the settlement date of the related hedged transaction are also generally deferred and recognized in income in the same period as the hedged transactions.

    The Company monitors its interest rate and foreign exchange positions daily based on applicable and commonly used pricing models. The correlation between the changes in the fair value of hedging instruments and the changes in the underlying hedged items is assessed periodically over the life of the hedged instrument. In the event that it is determined that a hedge is ineffective, including if and when the hedged transactions no longer exists, the Company recognizes in income the change in market value of the instrument beginning on the date it was no longer an effective hedge.

    Further information regarding the Company's accounting treatment of its financial instruments may be found under the heading "Interest Rate Derivatives and Foreign Currency Instruments" included in these Notes to Consolidated Financial Statements.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment is stated at cost. Depreciation and amortization is computed by use of the declining balance and straight-line methods over the estimated useful lives of the assets, which are 30 years for buildings and from two to ten years for all other assets.

LONG-LIVED ASSETS

    In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), the Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under FAS 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The only such impairment losses identified by the Company as of September 26, 1997 and September 27, 1996 were those recorded in connection with the restructuring of its operations. Information regarding the Company's restructuring of operations may be found under the heading "Restructuring of Operations" included in these Notes to Consolidated Financial Statements.

STOCK-BASED COMPENSATION

    In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), which the Company adopted in 1997, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

    Information regarding the Company's pro forma disclosure of stock-based compensation pursuant to FAS 123 may be found under the heading "Shareholders' Equity" in these Notes to Consolidated Financial Statements.

FOREIGN CURRENCY TRANSLATION

    The Company translates the assets and liabilities of its foreign sales subsidiaries at year-end exchange rates. Gains and losses from these translations are credited or charged to "accumulated translation adjustment" included in "other" in shareholders' equity. The foreign manufacturing, distribution and certain other entities use the U.S. dollar as the functional currency and translate monetary assets and liabilities at year-end exchange rates, and inventories, property, and non-monetary assets and liabilities at historical rates. Gains and losses from these translations are included in the consolidated results of operations and are immaterial.

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

EARNINGS (LOSS) PER SHARE

    Earnings (loss) per share is computed using the weighted average number of common shares outstanding and (in 1995 only) the dilutive effect of common stock options using the treasury stock method. Common stock options, the convertible subordinated notes, the preferred stock, and certain common shares issued pending shareholder approval were not included in the computations of loss per share in 1997 and/or 1996 as their effect was antidilutive.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). Under the provisions of FAS 128, primary earnings per share will be replaced with basic earnings per share, and fully diluted earnings per share will be replaced with diluted earnings per share for companies with potentially dilutive securities such as outstanding options, convertible debt and preferred stock. FAS 128 is effective for annual and interim periods ending after December 15, 1997 and will require restatement of all comparative per share amounts. The basic loss per share will be no different than the primary loss per share as presented in the accompanying consolidated statements of operations as neither consider outstanding options, convertible debt or preferred stock. If and when the Company becomes profitable, it will be required to present both basic and diluted earnings per share. Basic earnings per share, which does not consider potentially dilutive securities, will be greater than the replaced primary earnings per share which did consider those securities. Diluted earnings per share will not differ materially from the replaced fully diluted earnings per share.

RECLASSIFICATIONS

    Certain prior year amounts in the Industry Segment and Geographic Information footnote have been reclassified to conform to the current year's presentation.

FINANCIAL INSTRUMENTS

INVESTMENTS

    The following table summarizes the Company's available-for-sale securities at amortized cost, which approximates fair value, as of September 26, 1997 and September 27, 1996:

                                                                              1997             1996
                                                                         AMORTIZED COST   AMORTIZED COST
                                                                         ---------------  ---------------
                                                                                  (IN MILLIONS)
U.S. Treasury securities...............................................     $     100        $      86
U.S. corporate securities..............................................           327              330
Foreign securities.....................................................           705            1,098
                                                                               ------           ------
  Total included in cash and cash equivalents..........................         1,132            1,514

U.S. corporate securities..............................................            29               --
Foreign securities.....................................................           200              193
                                                                               ------           ------
  Total included in short-term investments.............................           229              193
                                                                               ------           ------
  Total................................................................     $   1,361        $   1,707
                                                                               ------           ------
                                                                               ------           ------

    Gross unrealized gains and losses were negligible as of September 26, 1997 and September 27, 1996.

    The Company's cash and cash equivalent balances as of September 26, 1997 and September 27, 1996, include $165 million and $177 million, respectively, pledged primarily as collateral to support letters of credit.

INTEREST RATE DERIVATIVES AND FOREIGN CURRENCY INSTRUMENTS

    The table below shows the notional principal, fair value, and credit risk amounts of the Company's interest rate derivative and foreign currency instruments as of September 26, 1997, and September 27, 1996. The notional principal amounts for off-balance-sheet instruments provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company's exposure to credit or market loss. The credit risk amount shown in the table below represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange and interest rates at each respective date. The Company's exposure to credit loss and market risk will vary over time as a function of interest rates and currency exchange rates.

    The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 26, 1997, and September 27, 1996. In certain instances where judgment is required in estimating fair value, price quotes were obtained from several of the Company's counterparty financial institutions. Although the table below reflects the notional principal, fair value, and credit risk amounts of the Company's interest rate and sforeign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the interest rate and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

                                                                      1997                              1996
                                                     ---------------------------------------  ------------------------
                                                      NOTIONAL                  CREDIT RISK    NOTIONAL
                                                      PRINCIPAL   FAIR VALUE      AMOUNT       PRINCIPAL   FAIR VALUE
                                                     -----------     -----     -------------  -----------     -----
                                                                               (IN MILLIONS)
Transactions Qualifying as Accounting Hedges

  Interest rate instruments
    Swaps..........................................   $     340    $      (4)    $      --     $     315    $     (13)
    Interest rate collars..........................   $     105    $      --     $      --     $      80    $      --
    Purchased floors...............................   $     455    $      (1)    $      --     $     475    $       1

  Foreign exchange instruments
    Spot/Forward contracts.........................   $     741    $       1     $       7     $   2,035    $       9
    Purchased options..............................   $     890    $      11     $      11     $   1,475    $       9

Transactions Other Than Accounting Hedges

  Interest rate instruments
    Swaps..........................................   $     100    $      --     $      --     $      --    $      --

  Foreign exchange instruments
    Spot/Forward contracts.........................   $      89    $      --     $       1     $     182    $      --
    Purchased options..............................   $   1,075    $       8     $       8     $     606    $       8
    Sold options...................................   $     840    $     (11)    $      --     $     506    $      (6)


                                                      CREDIT RISK
                                                        AMOUNT
                                                     -------------

Transactions Qualifying as Accounting Hedges
  Interest rate instruments
    Swaps..........................................    $      --
    Interest rate collars..........................    $      --
    Purchased floors...............................    $       1
  Foreign exchange instruments
    Spot/Forward contracts.........................    $      16
    Purchased options..............................    $       9
Transactions Other Than Accounting Hedges
  Interest rate instruments
    Swaps..........................................    $      --
  Foreign exchange instruments
    Spot/Forward contracts.........................    $      --
    Purchased options..............................    $       8
    Sold options...................................    $      --

    The interest rate swaps which qualify as accounting hedges generally require the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. As a result, these swaps effectively convert the Company's fixed-rate ten-year debt to floating-rate debt and generally qualify for hedge accounting treatment. The maturity date for these swaps is in February 2004. As of September 26, 1997, and September 27, 1996, interest rate swaps classified as receive-fixed swaps had a weighted average receive rate of 6.04%. Weighted average pay rates on these swaps were 5.66% and 5.82% as of September 26, 1997, and September 27, 1996, respectively. The unrealized gains and losses on these swaps are deferred and recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Deferred losses on such contracts totaled approximately $4 million and $13 million as of September 26, 1997, and September 27, 1996, respectively.

    The $100 million interest rate swap not qualifying as an accounting hedge requires the Company to pay Japanese yen at a fixed 0.6% interest rate and receive Japanese yen at a floating rate based on 3 month LIBOR. This swap was intended to hedge against the interest rate risk related to the Company's yen-denominated notes payable to banks. As most of the notes payable to banks were not renewed, the swap is no longer effective as a hedge and therefore no longer qualifies as an accounting hedge.

    Interest rate collars limit the Company's exposure to fluctuations in short-term interest rates by locking in a range of interest rates. An interest rate collar is a no-cost structure that consists of a purchased option and a sold option. The Company receives a payment when the three-month LIBOR falls below predetermined levels, and makes a payment when the three-month LIBOR rises above predetermined levels. Purchased floors limit the Company's exposure to falling interest rates on its cash equivalents and short-term investments by locking in a minimum interest rate. The Company receives a payment when interest rates fall below a predetermined level. A purchased floor generally qualifies for hedge accounting treatment and is reported on the balance sheet at its premium cost, which is amortized over the life of the floor. The interest rate collars and purchased floors are generally designated and effective as hedges against interest rate risk on the Company's securities classified as available-for-sale and are carried at fair value in other current liabilities with the unrealized gains and losses recorded as a component of shareholders' equity. Gains and losses are recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Unrealized gains and losses on such contracts were immaterial as of September 26, 1997, and September 27, 1996.

    Sold interest rate option contracts require the Company to make payments should certain interest rates either fall below or rise above predetermined levels. These contracts are generally not accounted for as hedges and are carried at fair value in other current liabilities with the gains and losses recorded currently in income as a component of interest and other income (expense), net.

    The foreign exchange forward contracts not accounted for as hedges are carried at fair value in other current liabilities with the gains and losses recorded currently in income as a component of interest and other income (expense), net. The foreign exchange forward contracts that are designated and effective as hedges are also carried at fair value in other current liabilities with gains and losses recorded currently in income as a component of interest and other income (expense), net, against the losses and gains on the hedged transactions. All foreign exchange forward contracts expire within one year.

    The premium costs of purchased foreign exchange option contracts that are designated and effective as hedges are recorded in other current assets and amortized over the life of the option. If the option contract is designated and effective as a hedge of a firmly committed transaction, or a probable but not firmly committed transaction, then any gain or loss is deferred until the occurrence of the hedged transaction. Deferred gains and losses on such contracts were immaterial as of September 26, 1997, and September 27, 1996. If the option contract is used to hedge an asset or liability, then the option is carried at fair value in other current liabilities with the gains and losses recorded currently in income as a component of interest and other income (expense), net, against the losses and gains on the hedged transaction. As of September 26, 1997, maturity dates for purchased foreign exchange option contracts ranged from one to twelve months.

    The net premium costs of purchased and sold foreign exchange option contracts not accounted for as hedges are recorded in other current assets and amortized over the life of the option. The options are carried at fair value in other current liabilities with gains and losses recorded currently in income. As of September 26, 1997, maturity dates for sold option contracts ranged from one to six months.

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

NOTES PAYABLE TO BANKS

    The weighted average interest rate for Japanese yen-denominated notes payable to banks as of September 26, 1997, and September 27, 1996, was approximately 1.3%. The Company had no U.S. dollar-denominated notes payable to banks as of September 26, 1997 or September 27, 1996. The carrying amount of notes payable to banks approximates their fair value due to their less than 90-day maturities.

LONG-TERM DEBT

    During 1996, the Company issued $661 million aggregate principal amount of 6% unsecured convertible subordinated notes (the "Notes") to certain qualified parties in a private placement. The Notes were sold at 100% of par. The Notes pay interest semi-annually and mature on June 1, 2001. The Notes are convertible by their holders at any time after September 5, 1996 at a conversion price of $29.205 per share subject to adjustments as defined in the Note agreement. No Notes had been converted as of September 26, 1997. The Notes are redeemable by the Company at 102.4% of the principal amount, plus accrued interest, for the twelve-month period beginning June 1, 1999, and at 101.2% of the principal amount, plus accrued interest, for the twelve-month period beginning June 1, 2000. The Notes are subordinated to all present and future senior indebtedness of the Company as defined in the Note agreement. In addition, the Company incurred approximately $15 million of costs associated with the issuance of the Notes. These costs are accounted for as a deduction from the face amount of the Notes and are being amortized over the life of the Notes. In October 1996, the Company registered with the Securities and Exchange Commission ("SEC") $569 million of the aggregate principal amount of the Notes, including the related common shares issuable upon conversion of these Notes.

    During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semi-annually and mature on February 15, 2004.

    The carrying amounts and estimated fair values of the Company's long-term debt are as follows:

                                                                              1997                    1996
                                                                     ----------------------  ----------------------
                                                                      CARRYING      FAIR      CARRYING      FAIR
                                                                       AMOUNT       VALUE      AMOUNT       VALUE
                                                                     -----------  ---------  -----------  ---------
                                                                                     (IN MILLIONS)
Ten-year unsecured notes...........................................   $     300   $     269   $     300   $     259
Convertible subordinated notes (1).................................   $     661   $     656   $     661   $     656
Other..............................................................   $       3   $       3   $       3   $       3

------------------------

(1) The carrying amount of the convertible subordinated notes is prior to consideration of the related issuance costs.

    The fair value of the ten-year unsecured notes is based on their listed market values as of September 26, 1997 and September 27, 1996. The fair value of the convertible subordinated notes is based on an estimate from a financial institution.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense), net, consisted of the following:

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                            (IN MILLIONS)
Interest income..................................................................  $      82  $      60  $     100
Interest expense.................................................................        (71)       (60)       (48)
Foreign currency gain (loss).....................................................         13         30        (15)
Net premiums and discounts on foreign exchange instruments.......................         (4)       (13)       (46)
Realized gains on the sale of available-for-sale and other securities............          2         74          1
Other income (expense), net......................................................          3         (3)        (2)
                                                                                         ---        ---        ---
                                                                                   $      25  $      88  $     (10)
                                                                                         ---        ---        ---
                                                                                         ---        ---        ---

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

    The counterparties to the agreements relating to the Company's investments and foreign exchange and interest rate instruments consist of a number of major international financial institutions. To date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors its positions and the credit ratings of such counterparties, and limits the financial exposure and the number of agreements and contracts it enters into with any one party. The Company generally does not require collateral from counterparties, except for margin agreements associated with the ten-year interest rate swaps on the Company's ten-year unsecured notes. To mitigate the credit risk associated with these ten-year swap transactions which mature in 2004, the Company entered into margining agreements with its third-party bank counterparties. These agreements require the Company or the counterparty to post margin only if certain credit risk thresholds are exceeded. The amounts held in margin accounts were not material as of September 26, 1997.

CONCENTRATIONS IN THE AVAILABLE SOURCES OF SUPPLY OF MATERIALS AND PRODUCT

    Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application-specific integrated circuits, or "ASICs") are currently obtained by the Company from single sources. If the supply of a key single-sourced component to the Company were to be delayed or curtailed, the Company's ability to ship the related product utilizing such component in desired quantities and in a timely manner could be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternate source. In addition, the Company uses some components that are not common to the rest of the personal computer industry. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Finally, a significant portion of the Company's CPUs and logic boards are now manufactured by outsourcing partners. Although the Company works closely with its outsourcing partners on manufacturing schedules and levels, the Company's operating results could be adversely affected if its outsourcing partners were unable to meet their production obligations.

SIGNIFICANT CUSTOMERS

    No customer accounted for more than 10% of the Company's net sales in 1997, 1996, or 1995.

ADVERTISING COSTS

    Advertising expense was $143 million, $183 million, and $205 million for 1997, 1996, and 1995, respectively.

SPECIAL CHARGES

NEXT ACQUISITION

    On February 4, 1997, the Company acquired all of the outstanding shares of NeXT Software, Inc. ("NeXT"). NeXT, headquartered in Redwood City, California, had developed, marketed and supported software that enables customers to implement business applications on the Internet/World Wide Web, intranets and enterprise-wide client/server networks. The total purchase price was $427 million and was comprised of cash payments of $319 million and the issuance of
1.5 million shares of the Company's common stock to the NeXT shareholders valued at approximately $25 million according to the terms of the purchase agreement; the issuance of approximately 1.9 million options to purchase the Company's common stock to the NeXT optionholders valued at approximately $16 million; cash payments of $56 million to the NeXT debtholders; cash payments of $9 million for closing and related costs, and $2 million of net liabilities assumed. The acquisition was accounted for as a purchase and, accordingly, the operating results pertaining to NeXT subsequent to the date of acquisition have been included in the Company's consolidated operating results. The total purchase price was allocated to purchased in-process research and development ($375 million) and to goodwill and other intangible assets ($52 million). The purchased in-process research and development was charged to operations upon acquisition, and the goodwill and other intangible assets are being amortized on a straight-line basis over 2 to 3 years.

    The following unaudited proforma summary combines the consolidated results of operations of the Company and NeXT as if the acquisition had occurred at the beginning of the years ended September 26, 1997 and September 27, 1996, after giving effect to certain adjustments, including in-process research and development, amortization of intangible assets, lower interest income as a result of lower cash investment balances, and lower interest expense as a result of the settlement of the NeXT debt, as well as related income tax effects in 1996 only. The proforma summary does not necessarily reflect the results of operations as they would have been had the Company and NeXT been combined as of the beginning of those years.

PROFORMA RESULTS OF OPERATIONS

                                                                           FOR THE YEARS ENDED
                                                                  --------------------------------------
                                                                  SEPTEMBER 26, 1997  SEPTEMBER 27, 1996
                                                                  ------------------  ------------------
                                                                      (IN MILLIONS, EXCEPT PER SHARE
                                                                                 AMOUNTS)
Net sales.......................................................      $    7,098          $    9,879
                                                                         -------             -------
                                                                         -------             -------
Net loss........................................................      $   (1,061)         $   (1,234)
                                                                         -------             -------
                                                                         -------             -------
Loss per common share...........................................      $    (8.38)         $    (9.85)
                                                                         -------             -------
                                                                         -------             -------

RESTRUCTURING OF OPERATIONS

    In the second quarter of 1996, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of $179 million after subsequent adjustments recorded in the fourth quarter of 1996. During 1997, the Company announced and began to implement supplemental restructuring actions to meet the foregoing objectives of the plan. The Company recognized a $217 million charge during 1997 for the estimated incremental costs of those actions, including approximately $8 million of costs related to the termination of the Company's former Chief Executive Officer. The combined restructuring actions consist of terminating approximately 3,600 full-time employees, approximately 2,600 of whom have been terminated from the second quarter of 1996 through September 26, 1997, excluding employees who were not paid severance bonuses and who were hired by SCI Systems, Inc. or MCI Systemhouse, the purchasers of the Company's Fountain, Colorado manufacturing facility and the Napa, California data center facility, respectively; canceling or vacating certain facility leases as a result of those employee terminations; writing down certain land, buildings and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts for projects and technologies that are not central to the Company's core business strategy. The restructuring actions under the plan have resulted in cash expenditures of $163 million and noncash asset write-downs of $53 million from the second quarter of 1996 through September 26, 1997. The Company expects that the remaining $180 million accrued balance as of September 26, 1997 will result in cash expenditures of approximately $130 million over the next twelve months and $11 million thereafter. The Company expects that most of the contemplated restructuring actions related to the plan will be completed during the first half of fiscal 1998 and will be financed through current working capital and, if necessary, continued short-term borrowings.

    The following table depicts the restructuring activity through September 26, 1997:

RESTRUCTURING ACTIVITY

                                             NET                      BALANCE AS OF       NET                    BALANCE AS OF
                                          ADDITIONS     SPENDING      SEPTEMBER 27,    ADDITIONS    SPENDING     SEPTEMBER 26,
CATEGORY                                 DURING 1996   DURING 1996        1996        DURING 1997  DURING 1997       1997
---------------------------------------  -----------  -------------  ---------------  -----------  -----------  ---------------
                                                                             (IN MILLIONS)
Payments to employees involuntarily
  terminated (C).......................   $      81     $      48       $      33      $     131    $      88      $      76
Payments on canceled or vacated
  facility leases (C)..................          19             4              15             19            9             25
Write-down of operating assets to be
  sold (N).............................          54             7              47             38           46             39
Payments on canceled contracts (C).....          25             3              22             29           11             40
                                              -----           ---           -----          -----        -----          -----
                                          $     179     $      62       $     117      $     217    $     154      $     180
                                              -----           ---           -----          -----        -----          -----
                                              -----           ---           -----          -----        -----          -----

------------------------

(C): Cash; (N): Noncash.

TERMINATION OF LICENSE AGREEMENT

    In August 1997, the Company agreed to acquire certain assets of Power Computing Corporation (PCC), a company which Apple had licensed to distribute Macintosh operating systems. In addition to the acquisition of certain assets such as PCC's customer database and the license to distribute Macintosh operating systems, the Company also has the right to retain certain key employees of PCC. The agreement with PCC also includes a release of claims between the parties.

    The Company anticipates it will complete its acquisition of the assets of PCC in the first quarter of 1998 once all regulatory approvals are received. The total purchase price, which is comprised of shares of the Company's common stock valued at $100 million; the Company's forgiveness of receivables from PCC; the assumption of certain PCC obligations; and closing and related costs, is expected to be approximately $110 million. The total purchase price is expected to require total cash expenditures of approximately $5 million over the next 12 months. The acquisition will be treated as a purchase for accounting purposes. The difference between the total purchase price and the amount expensed as "Termination of License Agreement" on the accompanying consolidated statement of operations will be capitalized in the first quarter of 1998, and then amortized over a period of two years.

INCOME TAXES

    The provision (benefit) for income taxes consists of the following:

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
                                                                                 (IN MILLIONS)
Federal:
  Current.............................................................  $      --  $    (125) $      26
  Deferred............................................................         --       (279)       113
                                                                        ---------  ---------  ---------
                                                                               --       (404)       139
                                                                        ---------  ---------  ---------

State:
  Current.............................................................         --         (2)         1
  Deferred............................................................         --        (71)        15
                                                                        ---------  ---------  ---------
                                                                               --        (73)        16
                                                                        ---------  ---------  ---------

Foreign:
  Current.............................................................         --         (1)        89
  Deferred............................................................         --         (1)         6
                                                                        ---------  ---------  ---------
                                                                               --         (2)        95
                                                                        ---------  ---------  ---------
Provision (benefit) for income taxes..................................  $      --  $    (479) $     250
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The foreign provision (benefit) for income taxes is based on foreign pretax earnings (loss) of approximately $(265) million, $(141) million, and $572 million in 1997, 1996, and 1995, respectively. A substantial portion of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries and is generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation on repatriation to the United States. The Company's consolidated financial statements fully provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the United States. U.S. income taxes have not been provided on a cumulative total of $395 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely reinvested earnings, the Company provides for federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

    Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    As of September 26, 1997, and September 27, 1996, the significant components of the Company's deferred tax assets and liabilities were:

                                                                   SEPTEMBER 26,    SEPTEMBER 27,
                                                                       1997             1996
                                                                  ---------------  ---------------
                                                                           (IN MILLIONS)
Deferred tax assets:
  Accounts receivable and inventory reserves....................     $     151        $     105
  Accrued liabilities and other reserves........................           126              139
  Basis of capital assets and investments.......................           103               82
  Tax losses and credits........................................           315              175
                                                                         -----            -----
  Total deferred tax assets.....................................           695              501
Less: Valuation allowance.......................................           218               14
                                                                         -----            -----
Net deferred tax assets.........................................           477              487
                                                                         -----            -----

Deferred tax liabilities:
  Unremitted earnings of subsidiaries...........................           410              467
  Other.........................................................             7               11
                                                                         -----            -----
Total deferred tax liabilities..................................           417              478
                                                                         -----            -----
Net deferred tax asset..........................................     $      60        $       9
                                                                         -----            -----
                                                                         -----            -----

    The increase in net deferred tax assets of $51 million in 1997 is primarily the result of reclassifying certain benefits of tax losses and credits from other current assets to deferred tax assets in the consolidated balance sheet.

    As of September 26, 1997, the Company had operating loss carryforwards for tax purposes of approximately $451 million, which expire principally in 2011 and 2012. Most of the remaining benefits from tax losses and credits do not expire.

    The net change in the total valuation allowance in 1997 was an increase of $204 million, which is net of a $4 million adjustment related to the acquisition of NeXT.

    A reconciliation of the provision (benefit) for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 1997, 1996, and 1995) to income (loss) before provision (benefit) for income taxes, is as follows:

                                                                                  1997       1996       1995
                                                                                ---------  ---------  ---------
                                                                                         (IN MILLIONS)
Computed expected tax (benefit)...............................................  $    (366) $    (453) $     236
State taxes, net of federal effect............................................         (3)       (48)        10
Research and development tax credit...........................................         --         --         (1)
Indefinitely invested earnings of foreign subsidiaries........................         --         --        (21)
Purchase accounting and asset acquisitions....................................        158         --         --
Valuation allowance...........................................................        208         --          3
Other individually immaterial items...........................................          3         22         23
                                                                                ---------  ---------  ---------
Provision (benefit) for income taxes..........................................  $      --  $    (479) $     250
                                                                                ---------  ---------  ---------
Effective tax rate............................................................          0%        37%        37%
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

    The Internal Revenue Service ("IRS") has proposed federal income tax deficiencies for the years 1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies by filing petitions with the United States Tax Court, and most of the issues in dispute have now been resolved. On June 30, 1997, the IRS proposed income tax adjustments for the years 1992 through 1994. Although a substantial number of issues for these years have been resolved, certain issues still remain in dispute and are being contested by the Company. Management believes that adequate provision has been made for any adjustments that may result from tax examinations.

SHAREHOLDERS' EQUITY

PREFERRED STOCK

    In August 1997, the Company and Microsoft Corporation ("Microsoft") entered into patent cross licensing and technology agreements. In addition, Microsoft purchased 150,000 shares of Apple Series 'A' non-voting convertible preferred stock ("preferred stock") for $150 million. Except under limited circumstances, the shares of preferred stock may not be sold by Microsoft prior to August 5, 2000. Upon any sale of the preferred stock by Microsoft, the shares will automatically be converted into shares of Apple common stock at a conversion price of $16.50 per share and the shares can be converted at Microsoft's option at such price after August 5, 2000. Each share of preferred stock is entitled to receive, if and when declared by the Company's Board of Directors, a dividend of $30.00 per share per annum, payable in preference to any dividend on the Company's common stock, plus, if the dividends per share paid on the common stock are greater than the dividends per share paid on the preferred stock on an "as if converted" basis, then the Board of Directors shall declare an additional dividend such that the dividends per share paid on the preferred stock on an "as if converted" basis, shall equal the dividends per share paid on the common stock.

STOCK OPTION PLANS

1990 STOCK OPTION PLAN

    The Company has in effect a 1990 Stock Option Plan (the "1990 Plan"), which replaced the 1981 Stock Option Plan terminated in October 1990 and the 1987 Executive Long Term Stock Option Plan (the "1987 Plan") terminated in July 1995. Options granted before these plans' termination dates remain outstanding in accordance with their terms. Options may be granted under the 1990 Plan to employees, including officers and directors who are employees, at not less than the fair market value on the date of grant. These options generally become exercisable over a period of three years, based on continued employment, and generally expire ten years after the grant date. In November 1997, the Company's Board of Directors passed a resolution requiring all future option grants be vested over a period of four years. The 1990 Plan permits the granting of incentive stock options, nonstatutory stock options, and stock appreciation rights.

    In July 1997, the Board of Directors adopted a resolution allowing employees to exchange all (but not less than all) of their existing options (vested and unvested) to purchase Apple common stock (other than options granted and assumed from NeXT) for options having an exercise price of $13.25 and a new three year vesting period beginning in July of 1997. Approximately 7.9 million options were repriced under this program.

    On May 14, 1996, the Board of Directors adopted a resolution allowing employees up to and including the level of Vice President to exchange 1.25 options at their existing option price for 1.0 new options having an exercise price of $26.375 per share, the fair market value of the Company's common stock at May 29, 1996. Options received under this program are subject to one year of additional vesting such that the new vesting date for each vesting portion will be the later of May 29, 1997 or the original vesting date plus one year. Approximately 2.9 million options were exchanged and repriced under this program.

    In December 1996, the Board of Directors adopted an amendment to the 1990 Plan to increase the number of shares reserved for issuance by 1 million. The amendment was approved by the Company's shareholders in February 1997.

1997 EMPLOYEE STOCK OPTION PLAN

    In August 1997, the Company's Board of Directors approved the 1997 Employee Stock Option Plan ("the 1997 Plan"), for grants of stock options to employees who are not officers of the Company. Terms and conditions of the 1997 Plan are substantially the same as the 1990 Plan. Options may be granted under the 1997 Plan to employees at not less than the fair market value on the date of grant. These options generally become exercisable over a period of three years, based on continued employment, and generally expire ten years after the grant date. In November 1997, the Company's Board of Directors passed a resolution requiring all future option grants be vested over a period of four years. The Company's Board of Directors has reserved 5 million shares for issuance under the provisions of the 1997 Plan.

1990 STOCK OPTION PLAN OF NEXT

    On February 4, 1997, the Company acquired all of the outstanding shares of NeXT. Under the terms of the acquisition agreement, approximately 1.9 million options to purchase the Company's common stock were issued to the existing NeXT optionholders. The options have the same terms and conditions as the options issued by NeXT. The NeXT options were granted under the NeXT Plan to employees, including officers and directors who were employees, at not less than the fair market value on the date of grant. The options become exercisable over various periods, as previously determined by the Board of Directors of NeXT at the time of issuance.

DIRECTOR STOCK OPTION PLAN

    In August 1997, the Company's Board of Directors approved a Director Stock Plan ("DSOP") for which directors of the Company are eligible. Options granted under the DSOP vest in three equal installments, on each of the first through third anniversaries of the date of grant. The Company's Board of Directors has reserved 400,000 shares for issuance under the provisions of the DSOP. As of September 26, 1997, 150,000 options had been granted and were outstanding under the DSOP, subject to shareholder approval at the Annual Meeting of Shareholders scheduled for February 1998. Supplementally and separate from the DSOP (the "Prior Plan"), 30,000 options had been granted in total to two members of the Company's Board of Directors, and were outstanding as of September 26, 1997. These options are also subject to shareholder approval at the Annual Meeting of Shareholders scheduled for February 1998. The options granted and available for future grant under the DSOP and Prior Plan are not included as outstanding or available for future grant in the tables and narrative below as they are subject to shareholder approval.

STOCK OPTION ACCOUNTING

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options and employee stock purchase plan shares because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plan shares. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

    Pro forma information regarding net loss and loss per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted and employee stock purchase plan purchases subsequent to September 29, 1995, under the fair value method of that Statement. The fair values for these options and stock purchases were estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model for the single option approach with the following weighted-average assumptions for 1997 and 1996: risk-free interest rate of 6.3% and 5.3% for the options and stock purchases, respectively; an average volatility factor of the expected market price of the Company's common stock of 74% and 52% for the options and stock purchases, respectively; and weighted-average expected lives of three years from the grant date and six months from the beginning of the plan period for the options and stock purchases, respectively. No dividend payments are expected.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options and employee stock purchase plan shares.

    For purposes of pro forma disclosures, the estimated fair value of the options and shares are amortized to pro forma net loss over the options' vesting period and the shares' plan period. The Company's pro forma information follows:

                                                                            FOR THE YEARS ENDED
                                                                  ---------------------------------------
                                                                  SEPTEMBER 26, 1997  SEPTEMBER 27, 1996
                                                                  ------------------  -------------------
                                                                    (IN MILLIONS, EXCEPT LOSS PER SHARE
                                                                               INFORMATION)
Net loss........................................................      $   (1,082)          $    (840)
                                                                         -------              ------
                                                                         -------              ------
Loss per common share...........................................      $    (8.58)          $   (6.79)
                                                                         -------              ------
                                                                         -------              ------

    The value of the options granted to NeXT optionholders have been included in the total purchase price paid for NeXT and, therefore, are not included in the adjustment to arrive at the pro forma net loss.

    As FAS 123 is applicable only to options granted or shares issued subsequent to September 29, 1995, its pro forma effect will not be fully reflected until 1999.

    A summary of the Company's stock option activity and related information for the years ended September 26, 1997 and September 27, 1996 follows:

                                                                   YEAR ENDED                      YEAR ENDED
                                                               SEPTEMBER 26, 1997              SEPTEMBER 27, 1996
                                                         ------------------------------  ------------------------------
                                                           OPTIONS    WEIGHTED-AVERAGE     OPTIONS    WEIGHTED-AVERAGE
                                                         (IN 000'S)    EXERCISE PRICE    (IN 000'S)    EXERCISE PRICE
                                                         -----------  -----------------  -----------  -----------------
Outstanding--beginning of period.......................      14,112       $   27.23          13,877       $   34.79
  Granted (Price equals fair market value, the
    "FMV").............................................      20,629       $   16.91           8,873       $   24.29
  Granted (Price less than FMV)........................       1,853       $    6.54              --       $      --
  Exercised............................................      (1,049)      $   13.71            (450)      $   22.91
  Forfeited............................................     (16,896)      $   24.19          (8,188)      $   36.89
                                                         -----------         ------      -----------         ------
Outstanding--end of period.............................      18,649       $   17.24          14,112       $   27.23
                                                         -----------         ------      -----------         ------
                                                         -----------         ------      -----------         ------
Exercisable at end of period...........................       1,996                           4,284
                                                         -----------                     -----------
                                                         -----------                     -----------
Weighted-average fair value per share of options
  granted during the period............................   $    7.49                       $   12.66
                                                         -----------                     -----------
                                                         -----------                     -----------

    The options granted at a price less than fair market value were to existing NeXT optionholders as part of the total purchase price paid for NeXT.

    The weighted-average fair value per share of options granted during the period includes the value of the repriced options granted during the period less the value of the related forfeited options on the date the repriced options were granted.

    The options outstanding as of September 26, 1997 have been segregated into six ranges for additional disclosure as follows (option amounts are recorded in thousands):

                                                              OPTIONS OUTSTANDING
                                                  -------------------------------------------      OPTIONS EXERCISABLE
                                                     OPTIONS        WEIGHTED                   ----------------------------
                                                   OUTSTANDING       AVERAGE       WEIGHTED        OPTIONS       WEIGHTED
                                                      AS OF         REMAINING       AVERAGE    EXERCISABLE AS     AVERAGE
                                                  SEPTEMBER 26,    CONTRACTUAL     EXERCISE     OF SEPTEMBER     EXERCISE
                                                      1997        LIFE IN YEARS      PRICE        26, 1997         PRICE
                                                  -------------  ---------------  -----------  ---------------  -----------
$1.66 - $9.97...................................          937             8.0      $    6.32            526      $    5.14
$9.98 - $13.25..................................        7,848             9.8      $   13.25              3      $   13.25
$13.26 - $18.38.................................          922             9.4      $   16.78             --      $      --
$18.39 - $19.87.................................        6,088             9.9      $   19.75             --      $      --
$19.88 - $26.38.................................        2,180             7.9      $   24.29            871      $   24.27
$26.39 - $64.75.................................          674             4.5      $   34.04            596      $   33.67
                                                       ------                                         -----
$1.66 - $64.75..................................       18,649             9.3      $   17.24          1,996      $   22.02
                                                       ------                                         -----
                                                       ------                                         -----

    As of September 26, 1997, approximately 2.5 million options were reserved for future grant under the Company's stock option plans.

EMPLOYEE STOCK PURCHASE PLAN

    The Company has an employee stock purchase plan (the "Purchase Plan") under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of the six-month offering period. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. In December 1996, the Board of Directors adopted an amendment to the Purchase

Plan to increase the number of shares reserved for issuance by 3.5 million, which was approved at the Company's Annual Meeting of Shareholders in February 1997. As of September 26, 1997, approximately 3.1 million shares were reserved for future issuance under the Purchase Plan.

SENIOR OFFICERS RESTRICTED PERFORMANCE SHARE PLAN

    In November 1997, the Company's Board of Directors issued approximately 24,000 fully vested shares and cash in settlement of shares to certain officers of the Company under the Senior Officers Restricted Performance Share Plan (the "PSP") based upon the achievement of certain performance goals established in advance by the Compensation Committee of the Board. Immediately after these shares were issued, the Company's Board of Directors terminated the PSP. No shares had been previously issued under the PSP. Supplementally and separate from the PSP, during the year ended September 26, 1997 the Company's Board of Directors issued approximately 131,000 fully vested shares to the Company's former Chief Executive Officer based upon the achievement of certain performance goals established in advance by the Compensation Committee of the Board.

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

STOCK REPURCHASE PROGRAMS

    In November 1992, the Board of Directors authorized the purchase of up to 10 million shares of the Company's common stock in the open market. Approximately
4.9 million shares remain authorized for repurchase. No shares were repurchased under this authorization in 1997, 1996, or 1995.

EMPLOYEE SAVINGS PLAN

    The Company has an employee savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit ($9,500 for calendar year 1997). Effective October 1, 1995, the Company matches 50% to 100% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. Prior to October 1, 1995, the Company matched 30% to 70% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. The Company's matching contributions to the Savings Plan were approximately $19 million, $22 million, and $15 million in 1997, 1996, and 1995, respectively.

COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of five to ten years and generally provide renewal options for terms of up to five additional years. Rent expense under all operating leases was approximately $106 million, $129 million, and $127 million in 1997, 1996, and 1995, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 26, 1997, are as follows:

                                                                                   (IN MILLIONS)
                                                                                  ---------------
1998............................................................................     $      58
1999............................................................................            49
2000............................................................................            37
2001............................................................................            26
2002............................................................................            17
Later years.....................................................................            20
                                                                                         -----
Total minimum lease payments....................................................     $     207
                                                                                         -----
                                                                                         -----

PURCHASE COMMITMENTS

    In connection with the sale of its Fountain, Colorado, manufacturing facility to SCI Systems, Inc. ("SCI"), the Company is obligated to purchase certain percentages of its total annual volumes of CPUs and logic boards from SCI over each of the next two years. The Company has met these obligations through September 26, 1997, and believes it will meet them in the future. In addition, in the ordinary course of business, the Company has entered into agreements with vendors which obligate it to purchase product components which may not be common to the rest of the personal computer industry. For discussion regarding the accruals included in the consolidated balance sheets for the cost to cancel excess purchase orders, refer to the subheading "Significant Accounting Estimates", under the heading "Accounting Estimates" in these Notes to Consolidated Financial Statements.

LITIGATION

ABRAHAM AND EVELYN KOSTICK TRUST V. PETER CRISP ET AL.

    In January 1996, a purported shareholder class action styled Abraham and Evelyn Kostick Trust v. Peter Crisp et. al was filed in the California Superior Court for Santa Clara County naming the Company and its then directors as defendants. The complaint sought injunctive relief and damages and alleged that acts of mismanagement resulted in a depressed price for the Company. In February 1996, the complaint was amended to add a former director as a defendant and to add purported class and derivative claims based on theories such as breach of fiduciary duty, misrepresentation, and insider trading. In July 1996, the Court sustained defendants' demurrer and dismissed the amended complaint on a variety of grounds and granted plaintiffs leave to amend the complaint. In October 1996, the plaintiffs filed a second amended complaint naming the Company's then directors and certain former directors as defendants and again alleging purported class and derivative claims, seeking injunctive relief and damages (compensatory and punitive) based on theories such as breach of fiduciary duty, misrepresentation, and insider trading. In July 1997, the Court granted in part and denied in part the Company's motion to strike most of the substantive allegations of the second amended complaint. The Court sustained the demurrer to plaintiffs' class claims but overruled the demurrer to the shareholder derivative claims. In September 1997, the Company brought a motion to reconsider portions of the court's order. The Third Amended Complaint was filed in October 1997, and eliminated the class action claims and restated claims against certain directors and former directors. In November 1997, the Company's Board of Directors appointed a special investigation committee and engaged independent counsel to assist in the investigation of the claims made in the Third Amended Complaint. Also in November 1997, the Company filed a demurrer to the Third Amended Complaint.

DEREK PRITCHARD V. MICHAEL SPINDLER ET AL.

    In March 1996, a purported shareholder class action was filed in the California Superior Court for Santa Clara County naming certain current and former directors of the Company as defendants. The complaint sought damages and alleged that the defendants breached their fiduciary duty by allegedly rejecting an offer from a computer company (not named in the complaint) to acquire the Company at a price in excess of $50 per share. In August 1996, the Court sustained defendants' demurrer and dismissed the complaint on a variety of grounds, and granted plaintiff leave to amend the complaint. In October 1996, the plaintiff filed his first amended complaint in which he asserted the same purported cause of action as the original complaint, alleged additional facts purportedly in support thereof, and added the Company as a defendant. In March 1997, the Court sustained defendants' demurrer without leave to amend.

LS MEN'S CLOTHING DEFINED BENEFIT PENSION FUND V. MICHAEL SPINDLER ET AL.

    In May 1996, an action was filed in the California Superior Court for Alameda County naming as defendants the Company and certain of its current and former officers and directors. The complaint seeks compensatory and punitive damages and generally alleges that the defendants misrepresented or omitted material facts about the Company's operations and financial results, which plaintiff contends artificially inflated the price of the Company's stock. The case was transferred to the California Superior Court for Santa Clara County. In July 1997, the Court sustained the Company's demurrer dismissing the amended complaint with leave to amend, after which plaintiff served a second amended complaint. In September 1997, the Company and the two remaining individual defendants (former directors Markkula and Spindler) brought a motion to dismiss the second amended complaint. In October 1997, the Court granted the motion to dismiss in its entirety with leave to amend as to certain defendants and claims. In November 1997, the plaintiff filed a third amended complaint, adding a former director as a defendant and alleging further misrepresentations by the defendants about the Company's operations and financial results.

"REPETITIVE STRESS INJURY" LITIGATION

    The Company is named in approximately 60 lawsuits, alleging that plaintiffs incurred so-called "repetitive stress" injuries to their upper extremities as a result of using keyboards and/or mouse input devices sold by the Company. These actions are similar to those filed against other major suppliers of personal computers. In October 1996, the Company prevailed in the first full trial to go to verdict against the Company. Since then, approximately ten lawsuits have been dismissed with prejudice by the plaintiffs, and two others have been dismissed by court order. The remaining actions are in various stages of pretrial activity. Ultimate resolution of these cases may depend on industry-wide progress in resolving similar litigation, as well as on resolution of major questions of law currently before the state appellate court in New York, where a majority of the cases were filed.

MONITOR-SIZE LITIGATION

    In August 1995, the Company was named, along with 41 other entities, including computer manufacturers and computer monitor vendors, in a putative nationwide class action filed in the California Superior Court for Orange County, styled Keith Long et al. v. AAmazing Technologies Corp. et al. The complaint alleges that each of the defendants engaged in false or misleading advertising with respect to the size of computer monitor screens. Also in August 1995, the Company was named as the sole defendant in a purported class action alleging similar claims filed in the New Jersey Superior Court for Camden County, entitled Mahendri Shah v. Apple Computer, Inc. Subsequently, in November 1995, the Company, along with 26 other entities, was named in a purported class action alleging similar claims filed in the New Jersey Superior Court for Essex County, entitled Maizes & Maizes v. Apple Computer, Inc. et al. Similar putative class actions have been filed in other California counties in which the Company was not named as a defendant. The complaints in all of these cases seek restitution in the form of refunds or product exchange, damages, punitive damages, and attorneys fees. In December 1995, the California Judicial Council ordered all of the California actions, including Long, coordinated for purposes of pretrial proceedings and trial before a single judge, the Honorable William Cahill, sitting in the County of San Francisco. All of the California actions were subsequently coordinated under the name In re Computer Monitor Litigation and a master consolidated complaint filed superseding all of the individual complaints in those actions. In July 1996, Judge Cahill ordered all of the California cases dismissed without leave to amend as to plaintiffs residing in California on the ground that a stipulated judgment entered in September 1995 in a prior action brought by the California Attorney General alleging the same cause of action was res judicata as to the plaintiffs in the consolidated California class action suits. This order may be subject to appellate review at a later stage of the proceedings. Both the New Jersey cases and the consolidated California cases are at a preliminary stage, with no discovery having taken place. In March 1997, the Court in the case styled In re Computer Monitor Litigation preliminarily approved a proposed settlement to which the Company and all but three of the other defendants in the action would be parties and provisionally certified a nationwide settlement class with respect thereto. A hearing regarding final approval of the proposed settlement was held on June 30, 1997 and the Court's decision is pending. If approved, the Company does not anticipate its obligations pursuant to the proposed settlement will have a material adverse effect on its consolidated results of operations or financial condition as reported in the accompanying financial statements.

EXPONENTIAL TECHNOLOGY V. APPLE

    Plaintiff alleges in a lawsuit styled Exponential Technology, Inc. v. Apple Computer, Inc. that the Company, which was an investor in Exponential, breached its fiduciary duty to Exponential Technology by misusing confidential information about its financial situation to cause Exponential to fail, and that the Company fraudulently misrepresented the facts about allowing Exponential to sell its processors to the Company's Mac OS licensees. The lawsuit is filed in California State Court in Santa Clara County. In November 1997, the Company filed a demurrer to portions of the complaint.

OTHER

    On August 21, 1997, the Federal Trade Commission issued a consent decree against the Company, regarding the Company's past processor upgrade practices, specifically certain advertisements which the Commission deemed to have misrepresented the Company's marketing of certain microprocessor upgrade products. Pursuant to the order, the Company is ordered to cease and desist from any such allegedly misleading advertising, to give notice to consumers, and to implement certain programs enabling consumers who are within the order's scope to obtain upgrade kits or rebates, in connection with any purchases within the scope of the order. The Company has complied with all provisions of the order currently effective, and has filed its 60-day compliance with the Commission on October 17, 1997.

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

INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

    Geographic financial information is as follows:

                                                                            1997       1996       1995
                                                                          ---------  ---------  ---------
                                                                                   (IN MILLIONS)
Net sales to unaffiliated customers:
  United States.........................................................  $   3,507  $   4,735  $   5,791
  EMEA..................................................................      1,667      2,222      2,365
  Japan.................................................................      1,070      1,792      1,822
  Asia Pacific..........................................................        490        563        519
  Other.................................................................        347        521        565
                                                                          ---------  ---------  ---------
    Total net sales.....................................................  $   7,081  $   9,833  $  11,062
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

Transfers between geographic areas (eliminated in consolidation):
  United States.........................................................  $     206  $     517  $     511
  EMEA..................................................................        207        121        178
  Japan.................................................................          5         --         --
  Asia Pacific..........................................................      1,270      3,035      3,619
  Other.................................................................         --         --         --
                                                                          ---------  ---------  ---------
    Total transfers.....................................................  $   1,688  $   3,673  $   4,308
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------
Operating income (loss):
  United States.........................................................  $    (913) $  (1,198) $     (74)
  EMEA..................................................................       (129)      (186)       245
  Japan.................................................................        (86)        (4)        47
  Asia Pacific..........................................................        104          3        388
  Other.................................................................        (29)        --         48
  Eliminations..........................................................        (17)         2         30
Corporate income (expense), net.........................................         25         88        (10)
                                                                          ---------  ---------  ---------
    Income (loss) before provision (benefit) for income taxes...........  $  (1,045) $  (1,295) $     674
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

Identifiable assets:
  United States.........................................................  $   1,543  $   1,935  $   2,955
  EMEA..................................................................        557        648        927
  Japan.................................................................        383        559        686
  Asia Pacific..........................................................        286        312        581
  Other.................................................................        119        171        157
  Eliminations..........................................................       (135)       (26)       (34)
  Corporate assets......................................................      1,480      1,765        959
                                                                          ---------  ---------  ---------
    Total assets........................................................  $   4,233  $   5,364  $   6,231
                                                                          ---------  ---------  ---------
                                                                          ---------  ---------  ---------

    "EMEA" is an abbreviation for Europe, the Middle East, and Africa. "Asia Pacific" does not include Japan. "Other" is comprised of all North and South America sites excluding the United States. Prior year amounts have been restated to conform to the current year's presentation. "Net sales to unaffiliated customers" is based on the location of the customers.

    Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Operating income (loss) by geographic area consists of total net sales less operating expenses, and does not include an allocation of general corporate expenses. The restructuring charges recorded in 1997 and 1996, and the adjustments recorded in 1995 to the restructuring charges recorded in 1993, are included in the calculation of operating income (loss) for each geographic area. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents, short-term investments and equity securities.

    A large portion of the Company's revenue is derived from its international operations, and a majority of the products sold internationally are manufactured in the Company's facilities in Cork, Ireland and Singapore. As a result, the Company is subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight charges.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                              FOURTH QUARTER    THIRD QUARTER   SECOND QUARTER    FIRST QUARTER
                                              ---------------  ---------------  ---------------  ---------------
                                                   (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
1997
Net sales...................................  $         1,614  $         1,737  $         1,601  $         2,129
Gross margin................................  $           320  $           348  $           303  $           397
Net loss....................................  $          (161) $           (56) $          (708) $          (120)
Loss per common share.......................  $         (1.26) $         (0.44) $         (5.64) $         (0.96)
Price range per common share................  $  29.75-$12.75  $  19.88-$14.63  $  23.25-$15.12  $  27.75-$21.38

1996
Net sales...................................  $         2,321  $         2,179  $         2,185  $         3,148
Gross margin................................  $           511  $           403  $          (421) $           475
Net income (loss)...........................  $            25  $           (32) $          (740) $           (69)
Earnings (loss) per common and common
  equivalent share..........................  $          0.20  $         (0.26) $         (5.99) $         (0.56)
Cash dividends declared per common share....  $            --  $            --  $            --  $          0.12
Price range per common share................  $  25.00-$16.00  $  28.88-$19.63  $  35.50-$23.00  $  42.50-$31.44

    As of September 26, 1997, there were 31,724 shareholders of record.

    The Company began declaring quarterly cash dividends on its common stock in April 1987. The dividend policy is determined by the Board of Directors and is dependent on the Company's earnings, capital requirements, financial condition and other factors. The Company suspended paying dividends on its common stock beginning in the second quarter of 1996. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

    The price range per common share represents the highest and lowest prices for the Company's common stock on the Nasdaq National Market during each quarter.

    Net loss for the fourth quarter of 1997 includes a $62 million charge to increase the Company's restructuring reserves, as well as a $75 million charge related to the termination of the license agreement with PCC. Net loss for the second quarter of 1997 includes a $155 million restructuring charge, as well as a $375 million write-off of purchased in-process research and development related to the Company's acquisition of NeXT Software, Inc.

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

                                  SCHEDULE II
                              APPLE COMPUTER, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                                                                    CHARGED TO
ALLOWANCE FOR                                                        BEGINNING       COSTS AND                          ENDING
DOUBTFUL ACCOUNTS:                                                    BALANCE        EXPENSES        DEDUCTIONS(1)      BALANCE
-----------------------------------------------------------------  -------------  ---------------  -----------------  -----------
Year Ended September 26, 1997....................................    $      91       $      35         $      27       $      99
Year Ended September 27, 1996....................................    $      87       $      28         $      24       $      91
Year Ended September 29, 1995....................................    $      91       $      17         $      21       $      87

------------------------

(1) Represents amounts written off against the allowance, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors of the Registrant will be set forth in a Proxy Statement under Regulation 14A to be filed by the Company within 120 days of the end of the fiscal year covered by this report (the "Proxy Statement") under the heading "Information About Apple Computer, Inc.--Directors" and under the heading "Election of Directors", which information is hereby incorporated by reference. Information regarding executive officers of the Registrant will be set forth in the Proxy Statement under the caption "Executive Officers," which information is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation will be set forth in the Proxy Statement under the heading "Report of the Compensation Committee of the Board of Directors on Executive Compensation," and "Information Regarding Executive Compensation", and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading "Information About Apple Computer, Inc.--Security Ownership of Certain Beneficial Owners and Management", and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions will be set forth in the Proxy Statement under the heading "Report of the Compensation Committee of the Board of Directors on Executive Compensation--Compensation Committee Interlocks and Insider Participation", and is hereby incorporated by reference.

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

(b) REPORTS ON FORM 8-K

    A Current Report on Form 8-K dated July 28, 1997 was filed by the Registrant with the Securities and Exchange Commission to report under Item 5 thereof the press releases issued to the public on July 9, 1997 regarding the resignation of Chairman and Chief Executive Officer Dr. Gilbert F. Amelio.

    A Current Report on Form 8-K dated September 5, 1997 was filed by the Registrant with the Securities and Exchange Commission to report under Item 5 thereof the press releases issued to the public on September 2, 1997 regarding the agreement to acquire certain assets of Power Computing Corporation.

    A Current Report on Form 8-K dated September 25, 1997 was filed by the Registrant with the Securities and Exchange Commission to report under Item 5 thereof the press releases issued to the public on September 16, 1997 regarding the Registrant's naming of Steve Jobs as Interim Chief Executive Officer.

(c) EXHIBITS

EXHIBIT
NUMBER                    NOTES*        DESCRIPTION
------------------  ------------------  ------------------------------------------------------------------------
2                   97/1Q               Agreement and Plan of Merger Among Apple Computer, Inc., Blackbird
                                          Acquisition Corporation and NeXT Software, Inc., dated as of December
                                          20, 1996

3.1                 88-S3               Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.

3.2                 90/2Q               Amendment to Restated Articles of Incorporation, filed with the
                                          Secretary of State of the State of California on February 5, 1990.

3.3                                     By-Laws of the Company, as amended through December 1, 1997.

------------------------

 *Notes appear on pages 65-66.

EXHIBIT
NUMBER                    NOTES*        DESCRIPTION
------------------  ------------------  ------------------------------------------------------------------------

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

4.2              94/2Q            Indenture dated as of February 1, 1994, between the
                                    Company and Morgan Guaranty Trust Company of New York
                                    (the Indenture).

4.2.1            96-S3/A          Form of the 6% Convertible Subordinated Notes due June 1,
                                    2001 included in Exhibit 4.1.1.

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

4.5              94/2Q            Form of the Company's 6 1/2% Notes due 2004.

4.8              96-S3/A          Registration Rights Agreement, dated June 7, 1996 among
                                    the Company and Goldman, Sachs & Co. and Morgan Stanley
                                    & Co. Incorporated.

4.9                               Certificate of Determination of Preferences of Series A
                                    Non-Voting Convertible Preferred Stock of Apple
                                    Computer, Inc.

4.10                              Registration Rights Agreement, dated as of August 11,
                                    1997, between Apple Computer, Inc. and Microsoft
                                    Corporation.

10.A.1           93/3Q**          1981 Stock Option Plan, as amended.

10.A.2           91K**            1987 Executive Long Term Stock Option Plan.

10.A.3           91K**            Apple Computer, Inc. Savings and Investment Plan, as
                                    amended and restated effective as of October 1, 1990.

10.A.3-1         92K**            Amendment of Apple Computer, Inc. Savings and Investment
                                    Plan dated March 1, 1992.

10.A.3-2         97/2Q**          Amendment No. 2 to the Apple Computer, Inc. Savings and
                                    Investment Plan.

10.A.5           97/2Q**          1990 Stock Option Plan, as amended through December 4,
                                    1996.

10.A.6           97/2Q**          Apple Computer, Inc. Employee Stock Purchase Plan, as
                                    amended through December 4, 1996.

10.A.7           96/1Q**          1996 Senior / Executive Incentive Bonus Plan.

------------------------

 *Notes appear on pages 65-66.

**Represents a management contract or compensatory plan or arrangement.

EXHIBIT
NUMBER               NOTES*       DESCRIPTION
---------------  ---------------  ----------------------------------------------------------
10.A.8              **                  Form of Indemnification Agreement between the Registrant and each officer of the Registrant.

10.A.15-1           93K-10.A.15**       1993 Executive Restricted Stock Plan

10.A.25             96/1Q**             Summary of Principal Terms of Employment between Registrant and Gilbert
                                          F. Amelio.

10.A.26             96/2Q**             Employment Agreement dated February 28, 1996, between Registrant and
                                          Gilbert F. Amelio.

10.A.26-1           97/3Q**             Amendment to Employment Agreement, dated May 1, 1997, between Apple
                                          Computer, Inc. and Gilbert F. Amelio.

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

10.A.33             96/3Q**             Employment Agreement dated June 25, 1996, between Registrant and Ellen
                                          M. Hancock.

10.A.34             96/3Q**             Retention Agreement dated June 25, 1996, between Registrant and Ellen M.
                                          Hancock.

10.A.35             96/3Q**             Retention Agreement dated June 27, 1996, between Registrant and George
                                          M. Scalise.

10.A.36             96/3Q**             Airplane Use Agreement dated June 27, 1996, among Registrant, Gilbert F.
                                          Amelio and Aero Ventures.

10.A.40             96K**               Employment Agreement effective June 3, 1996, between Registrant and G.
                                          Frederick Forsyth.

10.A.41             97/1Q**             Employment Agreement effective December 2, 1996, between Registrant and
                                          John B. Douglas III.

10.A.42             97/2Q**             Senior Officers Restricted Performance Share Plan, as amended through
                                          March 25, 1997.

10.A.43             97/2Q**             NeXT Computer, Inc. 1990 Stock Option Plan, as amended.

10.A.44             97/2Q**             Non-Employee Director Stock Plan.

------------------------

 *Notes appear on pages 65-66.

**Represents a management contract or compensatory plan or arrangement.

EXHIBIT
NUMBER                    NOTES*        DESCRIPTION
------------------  ------------------  ------------------------------------------------------------------------
10.A.45             97/3Q**             Retention Agreement dated May 1, 1997 between Apple Computer, Inc. and
                                          Fred D. Anderson.

10.A.46             **                  Resignation Agreement dated September 22, 1997 between Registrant and
                                          Gilbert F. Amelio.

10.A.47             **                  Retention Agreement dated May 1, 1997 between Registrant and Jon
                                          Rubinstein.

10.A.48             **                  Retention Agreement dated May 1, 1997 between Registrant and Avie
                                          Tevanian.

10.A.49             **                  1997 Employee Stock Option Plan, as amended through November 5, 1997.

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

10.B.12             92K                 Microprocessor Requirements Agreement dated January 31, 1992 between the
                                          Registrant and Motorola, Inc.

10.B.13             96/2Q               Restructuring Agreement dated December 14, 1995, among Registrant,
                                          Taligent, Inc. and International Business Machines Corporation.

10.B.14             96/2Q               Stock Purchase Agreement dated April 4, 1996 between Registrant and SCI
                                          Systems, Inc.

10.B.16             96/3Q               Fountain Manufacturing Agreement dated May 31, 1996 between Registrant and SCI Systems, Inc.

10.B.17                                 Preferred Stock Purchase Agreement, dated as of August 5, 1997, between
                                          Apple Computer, Inc. and Microsoft Corporation.

11                                      Computation of earnings (loss) per common share.

21                                      Subsidiaries of the Company.

23.1                                    Consent of KPMG Peat Marwick LLP, Independent Auditors.

23.2                                    Consent of Ernst & Young LLP, Independent Auditors.

------------------------

 *Notes appear on pages 65-66.

**Represents a management contract or compensatory plan or arrangement.

EXHIBIT
NUMBER                    NOTES*        DESCRIPTION
------------------  ------------------  ------------------------------------------------------------------------

24                                Power of Attorney (included on page 66).

27                                Financial Data Schedule.

NOTES
---------------

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

------------------------

 *Notes appear on pages 65-66.

                                  Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the
NOTES                               quarter ended December 29, 1995.
---------------
96/1Q
96/2Q                             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the
                                    quarter ended March 29, 1996.
96/3Q                             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the
                                    quarter ended June 28, 1996.
96-S3/A-4.1.1,                    Incorporated by reference to the exhibit 4.1, 4.2, 4.3,
-4.2.1, -4.3.1,                     and 4.8, respectively, in the Company's Registration
-4.8                                Statement on Form S-3/A (file no. 333-10961) filed
                                    October 30, 1996.
96K                               Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal
                                    year ended September 27, 1996 (the "1996 Form 10-K").
97/1Q                             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the
                                    quarter ended December 27, 1996.
97/2Q                             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the
                                    quarter ended March 28, 1997.
97/3Q                             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the
                                    quarter ended June 27, 1997.

(d) FINANCIAL STATEMENT SCHEDULE

    See Item 14(a)(2) of this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of December 1997.

                                APPLE COMPUTER, INC.

                                By:             /s/ FRED D. ANDERSON
                                     -----------------------------------------
                                                  Fred D. Anderson
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven P. Jobs and Fred D. Anderson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           NAME                         TITLE                      DATE
--------------------------  ------------------------------  -------------------

                            Interim Chief Executive
    /s/ STEVEN P. JOBS        Officer and Director
--------------------------    (Principal Executive           December 4, 1997
      STEVEN P. JOBS          Officer)

                            Executive Vice President and
   /s/ FRED D. ANDERSON       Chief Financial Officer
--------------------------    (Principal Financial           December 4, 1997
     FRED D. ANDERSON         Officer)

 /s/ WILLIAM V. CAMPBELL
--------------------------  Director                         December 4, 1997
   WILLIAM V. CAMPBELL

  /s/ GARETH C.C. CHANG
--------------------------  Director                         December 4, 1997
    GARETH C.C. CHANG

 /s/ LAWRENCE J. ELLISON
--------------------------  Director                         December 4, 1997
   LAWRENCE J. ELLISON

  /s/ EDGAR S. WOOLARD,
           JR.
--------------------------  Director                         December 4, 1997
  EDGAR S. WOOLARD, JR.

    /s/ JEROME B. YORK
--------------------------  Director                         December 4, 1997
      JEROME B. YORK