Form 10-K/A
period 1997-09-26
APPLE COMPUTER INC
filed 1998-01-23
CIK 320193

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1
                                ---------------

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

  127,993,412 shares of Common Stock Issued and Outstanding as of November 28,
                                      1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

Part III is replaced in its entirety as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The name of, principal occupation of, and certain additional information about each of the three nominees and the three current directors with unexpired terms are set forth below. On August 5, 1997, all of the members of the Board other than Messrs. Woolard and Chang resigned and were replaced by Steven P. Jobs, Lawrence J. Ellison, William V. Campbell and Jerome B. York. One Class II director seat remained unfilled on Apple's Board after August 5, 1997 and, pursuant to an amendment to the Company's by-laws, has been eliminated, thereby reducing the number of directors on the Board from seven to six.

    Listed below are the Class II directors to be nominated for re-election at the Company's Annual Meeting of Shareholders (the "Annual Meeting"). In connection with the Annual Meeting, it is expected that shareholders will be asked to approve an amendment to the Company's Restated Articles of Incorporation which would, if approved, eliminate the classification of the Board and ensure that each director will stand for election annually. If shareholders approve the proposal to declassify the Board, all of the directors elected at the Annual Meeting will serve a one-year term expiring at the next annual meeting of shareholders.

                                                                                                                  DIRECTOR
NAME                                                        POSITION WITH THE COMPANY                   AGE         SINCE
----------------------------------------------  --------------------------------------------------      ---      -----------
Steven P. Jobs................................  Director and Interim Chief Executive Officer                42         1997
Lawrence J. Ellison...........................  Director                                                    53         1997
Edgar S. Woolard, Jr..........................  Director                                                    63         1996

    Listed below are the Class I directors whose two-year terms do not expire until the next annual meeting of shareholders.

                                                                                                                  DIRECTOR
NAME                                                        POSITION WITH THE COMPANY                   AGE         SINCE
----------------------------------------------  --------------------------------------------------      ---      -----------
Gareth C.C. Chang.............................  Director                                                    54         1996
William V. Campbell...........................  Director                                                    57         1997
Jerome B. York................................  Director                                                    59         1997

    WILLIAM V. CAMPBELL has been President and Chief Executive Officer and a director of Intuit Inc. since April 1994. From January 1991 to December 1993, Mr. Campbell was President and Chief Executive Officer of GO Corporation. From 1987 to January 1991, he served as President and Chief Executive Officer of Claris Corporation, a subsidiary of the Company. Mr. Campbell also serves on the board of directors of SanDisk Corporation and Great Plains Software.

    GARETH C.C. CHANG has been Corporate Senior Vice President of Hughes Electronics since 1993. Previously, he was Corporate Vice President of McDonnell Douglas Corporation. He is currently a director of Mallinckrodt, Inc.

    LAWRENCE J. ELLISON has been Chief Executive Officer and a director of Oracle Corporation ("ORACLE") since he co-founded Oracle in May 1977, and was President of Oracle until June 1996. Mr. Ellison has been Chairman of the Board of Oracle since June 1995. Mr. Ellison is a director of SuperGen, Inc. and Co-Chairman of California's Council on Information Technology.

    STEVEN P. JOBS is one of the Company's co-founders and currently serves as its Interim Chief Executive Officer. Mr. Jobs is the also the Chairman and Chief Executive Officer of Pixar Animation Studios. In addition, Mr. Jobs co-founded NeXT Software, Inc. ("NEXT") and served as the Chairman and Chief Executive Officer of NeXT from 1985 until 1997, when NeXT was acquired by the Company.

    EDGAR S. WOOLARD, JR. served as the Chairman of the Board of Directors of E.
I. DuPont de Nemours & Co. ("DUPONT") until October 1997. Previously, he held the positions of President and Chief Executive Officer of DuPont. He is currently a director of Citicorp and Zurich Holding Company of America, Inc.

    JEROME B. YORK has served as Vice Chairman of Tracinda Corporation since September 1995 and has served in a number of executive positions at Chrysler Corporation, including Executive Vice President-Finance and Chief Financial Officer from May 1990 to May 1993. He also served as a director of Chrysler Corporation from 1992 to 1993. In May 1993, he joined International Business Machines Corporation ("IBM") as Senior Vice President and Chief Financial Officer, and he served as a director of IBM from January 1995 to August 1995. Mr. York also is a director of USA Waste Services, Inc., MGM Grand, Inc. and Metro-Goldwyn-Mayer, Inc.

EXECUTIVE OFFICERS

    The following sets forth certain information regarding the executive officers of the Company as of December 1, 1997. Information pertaining to Mr. Jobs, who is both a director and an executive officer of the Company, may be found above under the caption "Directors."

    FRED D. ANDERSON, Executive Vice President and Chief Financial Officer (age
53), joined the Company in April 1996. Prior to joining the Company, Mr. Anderson was Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc. ("ADP"), a position he held from August 1992 to March 1996. Prior to joining ADP, Mr. Anderson held several domestic and international executive positions at MAI Basic Four, Inc., including President and Chief Operating Officer.

    NANCY R. HEINEN, Senior Vice President, General Counsel and Secretary (age
41), joined the Company in September 1997. Prior to joining the Company, Ms. Heinen held the position of Vice President, General Counsel and Secretary of the Board of Directors at NeXT from February 1994 until the acquisition of NeXT by the Company in February 1997. Prior to joining NeXT, Ms. Heinen was Group Counsel and Assistant Secretary at Tandem Computers Incorporated from 1989 to 1994, and previously had been employed in private legal practice.

    MITCHELL MANDICH, Senior Vice President, Americas Sales and Service (age
49), joined the Company in Feburary 1997 upon the Company's acquisition of NeXT. Mr. Mandich has also served with the Company in the position of Vice President, North American Business Division. Prior to joining the Company, Mr. Mandich held the position of Vice President, Worldwide Sales and Service with NeXT from December 1995 through February 1997. Before joining NeXT, Mr. Mandich served in the position of Senior Vice President, Americas Sales and Marketing with Pyramid Technology Corporation from January 1993 to November 1995.

    JONATHAN RUBINSTEIN, Senior Vice President, Hardware Engineering (age 41), joined the Company in February 1997. Before joining the Company, Mr. Rubinstein was Executive Vice President and Chief Operating Officer of FirePower Systems Incorporated ("FIREPOWER"), from May 1993 to August 1996. Before joining FirePower, Mr. Rubinstein was Vice President and General Manager, Hardware and Vice President, Hardware Engineering at NeXT.

    AVADIS TEVANIAN, JR., PH.D., Senior Vice President, Software Engineering (age 36), joined the Company in February 1997 upon the Company's acquisition of NeXT. With NeXT, Dr. Tevanian held several positions, including Vice President, Engineering, from April 1995 to February 1997. Prior to April 1995, Dr. Tevanian worked as an engineer with NeXT and held several management positions.

    SINA TAMADDON, Vice President and General Manager, Newton Group (age 40), joined the Company in September 1997. Before joining the Company, Mr. Tamaddon held the position of Vice President, Europe with NeXT from September 1996 through March 1997. From August 1994 to August 1996, Mr. Tamaddon held the position of Vice President, Professional Services with NeXT. Prior to joining NeXT, Mr. Tamaddon served as Vice President, Advanced Technology for Software Alliance Incorporated.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely upon a review of the copies of such forms furnished to the Company, the absence of a Form 3 or Form 5 or written representations that no Forms 5 were required, the Company believes that, during fiscal year 1997, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

    The following table summarizes compensation information for the last three fiscal years for (i) Mr. Jobs, Interim Chief Executive Officer, and Dr. Amelio, former Chairman of the Board and Chief Executive Officer, (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of fiscal year 1997 and (iii) Ms. Hancock, former Executive Vice President and Chief Technology Officer, who would have been one of the Company's four most highly compensated executive officers for which disclosure is required had she been an executive officer of the Company at the end of fiscal year 1997 (collectively, the "NAMED EXECUTIVE OFFICERS").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                   ANNUAL COMPENSATION        ------------------------------
                                                                                                 SECURITIES
                                                 ------------------------      RESTRICTED        UNDERLYING         ALL OTHER
        NAME AND PRINCIPAL             FISCAL     SALARY         BONUS        STOCK AWARDS        OPTIONS         COMPENSATION
          POSITION (1)(2)               YEAR       ($)            ($)              ($)              (#)                ($)
-----------------------------------    ------    --------     -----------     -------------     ------------     ---------------
Steven P. Jobs.....................     1997        --            --               --                30,000(3)         --
Interim Chief Executive Officer         1996
                                        1995

Gilbert F. Amelio..................     1997      997,617       1,000,000(4)       509,350(5)       --                6,749,094(6)
Former Chairman of the Board            1996      655,061       2,334,000        3,830,580(7)     1,000,000(8)            3,060(9)
and Chief Executive Officer             1995

Fred D. Anderson...................     1997      520,311         --                40,748(5)       850,000(10)         250,489(11)
Executive Vice President                1996      252,156       1,275,000          --               400,000             141,361(12)
and Chief Financial Officer             1995

Guerrino De Luca...................     1997      430,496         322,732           30,561(5)       700,000(10)         169,513(13)
Executive Vice President,               1996      269,034         104,489          --                78,000              62,327(14)
Marketing                               1995

Robert Calderoni...................     1997      288,058          75,000(15)        9,547(5)       125,000               1,586(9)
Senior Vice President,                  1996       63,794         125,000          --                75,000               4,750(9)
Corporate Controller                    1995

Jonathan Rubinstein................     1997      250,262         100,000           19,108(5)       700,000(10)           1,864(9)
Senior Vice President,                  1996
Hardware Engineering                    1995

Ellen Hancock......................     1997      424,120         360,000(16)      --               --                  480,000(17)
Former Executive Vice President         1996      111,646         200,000          --               300,000(18)        --
and Chief Technology Officer            1995

--------------------------

 (1) Dr. Amelio and Ms. Hancock resigned as executive officers of the Company effective as of July 8, 1997 and July 25, 1997, respectively. Messrs. De Luca and Calderoni resigned as executive officers effective as of October 10, 1997 and November 7, 1997, respectively.

 (2) Messrs. Jobs and Rubinstein became executive officers of the Company during fiscal year 1997. Dr. Amelio, Messrs. Anderson, De Luca and Calderoni and Ms. Hancock became executive officers of the Company during fiscal year 1996.

 (3) Mr. Jobs was granted 30,000 stock options in his capacity as a director of the Company pursuant to the Director Plan, subject to the approval of the Director Plan by shareholders at the Annual Meeting.

 (4) Represents Dr. Amelio's annual Component B Bonus paid pursuant to the terms of his employment agreement and his separation agreement. For a description of the terms of Dr. Amelio's separation agreement, see "Item 13. Certain Relationships and Related Transactions--Arrangements with Named Executive Officers--Separation Agreement with Gilbert F. Amelio."

 (5) For fiscal year 1997, these amounts represent the values on February 5, 1997 of the Common Stock underlying the Performance Shares earned by the Named Executive Officers under the terms of the Performance Share Plan. The amounts of Common Stock earned by participating Named Executive Officers are as follows: Dr. Amelio - 33,400; Mr. Anderson - 2,672; Mr. De Luca - 2,004; Mr. Calderoni - 626; and Mr. Rubinstein - 1,253. No dividends were paid on the Performance Shares. As of the last day of fiscal year 1997, the Named Executive Officers held no other Performance Shares or restricted stock.

 (6) Consists of (i) a lump sum severance payment of $6,731,871 paid pursuant to the terms of Dr. Amelio's separation agreement, $1,500,000 of which was immediately applied in partial repayment of his outstanding indebtedness to the Company, (ii) $8,272, the value of certain computer equipment that Dr. Amelio was permitted to keep or which the Company agreed to deliver after his termination of employment pursuant to the terms of his separation agreement, (iii) a $4,194 matching contribution made by the Company in accordance with the terms of its 401(k) plan and (iv) the payment by the Company of $4,757 of premiums on a life insurance policy for the benefit of Dr. Amelio.

 (7) Represents the value on February 2, 1996 of 130,960 shares of Common Stock earned by Dr. Amelio for fiscal year 1996 under the Performance Share Plan. No dividends were paid on the Performance Shares.

 (8) Pursuant to Dr. Amelio's separation agreement, 800,000 of the options granted to him during fiscal year 1996 were forfeited upon his resignation of employment, which became effective on September 27, 1997.

 (9) Consists of matching contributions made by the Company in accordance with the terms of its 401(k) plan.

(10) Includes the replacement of 500,000, 309,750 and 200,000 options that were previously granted to Messrs. Anderson, De Luca and Rubinstein, respectively, and canceled pursuant to the Stock Option Exchange Program (the "EXCHANGE PROGRAM"), which is described below under the caption "Stock Option Exchange Program."

(11) Consists of $245,497 in relocation assistance and $4,992 in matching contributions made by the Company in accordance with the terms of its 401(k) plan.

(12) Consists of $140,155 in relocation assistance and $1,206 in matching contributions made by the Company in accordance with the terms of its 401(k) plan.

(13) Consists of $158,373 in relocation assistance and $11,140 in matching contributions made by the Company in accordance with the terms of its 401(k) plan.

(14) Consists of $49,451 in relocation assistance and $12,876 in matching contributions made by the Company in accordance with the terms of its 401(k) plan.

(15) Paid pursuant to the terms of Mr. Calderoni's employment agreement with the Company, which agreement terminated upon his resignation as an employee of the Company effective November 7, 1997. For a description of employment agreements with Named Executive Officers, see "Item 13. Certain Relationships and Related Transactions--Arrangements with Named Executive Officers--Employment Agreements with Named Executive Officers."

(16) Paid pursuant to the terms of Ms. Hancock's employment agreement with the Company, which agreement terminated upon her resignation as an employee of the Company effective July 25, 1997.

(17) Consists of a severance payment made by the Company to Ms. Hancock pursuant to the terms of her employment agreement with the Company.

(18) Ms. Hancock forfeited 200,000 of these stock options upon her termination of employment.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides information about option grants to the Named Executive Officers during fiscal year 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                          INDIVIDUAL GRANTS
                                      ----------------------------------------------------------   POTENTIAL REALIZABLE
                                                         PERCENT OF                                  VALUE AT ASSUMED
                                         NUMBER OF      TOTAL OPTIONS                             ANNUAL RATES OF STOCK
                                        SECURITIES       GRANTED TO                               PRICE APPRECIATION FOR
                                        UNDERLYING      EMPLOYEES IN    EXERCISE OR                   OPTION TERM(3)
                                      OPTIONS GRANTED    FISCAL YEAR    BASE PRICE   EXPIRATION   ----------------------
NAME                                        (#)              (1)         ($/SH)(2)      DATE       5% ($)      10% ($)
------------------------------------  ---------------  ---------------  -----------  -----------  ---------  -----------
Steven P. Jobs......................        30,000(4)          0.15%        23.625      8/14/07     446,512    1,134,000

Gilbert F. Amelio...................        --               --             --           --          --          --

Fred D. Anderson....................       100,000             0.51%        18.375      4/21/07   1,157,625    2,940,000
                                           500,000(5)          2.55%         13.25      7/11/07   4,173,750   10,600,000
                                           250,000             1.27%         19.75       8/5/07   3,110,625    7,900,000

Guerrino De Luca(6).................       200,000             1.02%         17.00      2/21/07   2,142,000    5,440,000
                                           309,750(5)          1.58%         13.25      7/11/07   2,585,638    6,566,700
                                           190,250             0.97%         19.75       8/5/07   2,367,186    6,011,900

Robert Calderoni(6).................        25,000             0.13%         17.00      2/21/07     267,750      680,000
                                            20,000             0.10%        18.375      4/21/07     231,525      588,000
                                            80,000             0.41%         19.75       8/5/07     995,400    2,528,000

Jonathan Rubinstein.................       200,000             1.02%         17.00      2/21/07   2,142,000    5,440,000
                                           200,000(5)          1.02%         13.25      7/11/07   1,669,500    4,240,000
                                           300,000             1.53%         19.75       8/5/07   3,732,750    9,480,000

Ellen Hancock.......................        --               --             --           --          --          --

--------------------------

(1) Based on an aggregate of 19,629,231 options granted to all employees during fiscal year 1997, including 7,866,155 options granted in exchange for the cancellation of the same number of outstanding options as of July 11, 1997 on a one-for-one basis pursuant to the Exchange Program. This amount does not include (i) NeXT options which were converted into Apple options during fiscal year 1997 in connection with Apple's acquisition of NeXT or (ii) Apple options granted to Dr. Amelio during fiscal year 1996 which were subject to shareholder approval obtained during fiscal year 1997. Options vest in three equal annual installments commencing on the first anniversary of the date of grant.

(2) All options were granted at an exercise price equal to fair market value based on the closing market value of Common Stock on the Nasdaq National Market on the trading day immediately preceding the date of grant. For administrative purposes, the Board on November 5, 1997 amended the Company's stock option plans to provide that the exercise price of options granted under such plans will be the fair market value based on the closing market value on the date of grant.

(3) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on SEC rules, and do not represent the Company's estimate or projection of the price of the Company's stock in the future. Actual gains, if any, on stock option exercises depend upon the actual future price of Common Stock and the continued employment of the option holders throughout the vesting period. Accordingly, the potential realizable values set forth in this table may not be achieved.

(4) Mr. Jobs was granted 30,000 stock options in his capacity as a director of the Company pursuant to the Director Plan, subject to the approval of the Director Plan by shareholders at the Annual Meeting.

(5) Grants of stock options pursuant to the Exchange Program in exchange for the cancellation of outstanding stock options. The first grant of stock options listed in the table above for each of Messrs. Anderson, De Luca and Rubinstein was canceled in connection with the Exchange Program and is no longer outstanding.

(6) All stock options held by Messrs. De Luca and Calderoni were forfeited upon their termination of employment.

OPTIONS EXERCISED AND YEAR-END OPTION HOLDINGS

    The following table provides information about stock option exercises by the Named Executive Officers during fiscal year 1997 and stock options held by each of them at fiscal year-end.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                         SHARES                OPTIONS AT FISCAL YEAR-END   IN-THE-MONEY OPTIONS AT FISCAL
                                       ACQUIRED ON    VALUE               (#)                      YEAR-END ($)(2)
                                        EXERCISE    REALIZED   --------------------------  --------------------------------
NAME                                       (#)       ($)(1)    EXERCISABLE  UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
-------------------------------------  -----------  ---------  -----------  -------------  -----------------  -------------
Steven P. Jobs.......................      --          --               0         30,000               0                 0
Gilbert F. Amelio....................      50,000     134,375     150,000        800,000(3)             0                0
Fred D. Anderson.....................      --          --               0        750,000               0         4,421,875
Guerrino De Luca.....................      --          --               0        500,000(3)             0        2,794,625
Robert Calderoni.....................      25,000     133,125           0        175,000(3)             0          513,437
Jonathan Rubinstein..................      --          --               0        500,000               0         2,081,250
Ellen Hancock........................     100,000     949,375           0              0               0                 0

------------------------

(1) Market value of underlying securities (based on the fair market value of Common Stock on the Nasdaq National Market) at the time of exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at the end of fiscal year 1997 (based on $21.3125 per share, the closing price of Common Stock on the Nasdaq National Market on September 26, 1997), minus the exercise price.

(3) Forfeited upon termination of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The composition of the Compensation Committee changed several times during fiscal year 1997. No person who was an employee of the Company in fiscal year 1997 served on the Compensation Committee in fiscal year 1997. During fiscal year 1997, no executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of November 7, 1997 (the "TABLE DATE"), certain information with respect to the beneficial ownership of Common Stock. Based on information available to the Company, there are no shareholders known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock. The following table contains information concerning (i) each director of the Company and each nominee; (ii) each Named Executive Officer listed in the Summary Compensation Table below; and (iii) all directors and executive officers of the Company as a group. On the Table Date, 127,989,659 shares of Common Stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

        SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

                                                                       SHARES OF COMMON STOCK
NAME OF BENEFICIAL OWNER                                                BENEFICIALLY OWNED(1)
---------------------------------------------------------------------  -----------------------
Gilbert F. Amelio....................................................           158,816(2)
Fred D. Anderson.....................................................                 0
Robert Calderoni.....................................................                 0
William V. Campbell..................................................               251
Gareth C. C. Chang...................................................             2,000
Guerrino De Luca.....................................................               899
Lawrence J. Ellison..................................................                 0
Ellen Hancock........................................................                23
Steven P. Jobs.......................................................                 1
Jonathan Rubinstein..................................................                 0
Edgar S. Woolard, Jr.................................................             8,000
Jerome B. York.......................................................            10,000
All executive officers and directors as a group (13 persons).........            20,252(3)

------------------------

(1) All amounts listed in this table represent less than 1% of the issued and outstanding shares of Common Stock on the Table Date.

(2) Includes 156,667 shares subject to outstanding options and warrants held by Dr. Amelio that were exercisable at the Table Date.

(3) Represents shares of Common Stock held by 13 executive officers and directors at the Table Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARRANGEMENTS WITH NAMED EXECUTIVE OFFICERS

    The Company has from time to time entered into employment, retention and severance arrangements with certain of its Named Executive Officers. A summary of the terms of such arrangements is set forth in the following paragraphs.

    SEPARATION AGREEMENT WITH GILBERT F. AMELIO

    Pursuant to a separation agreement with the Company, Dr. Amelio resigned as an officer of the Company as of July 8, 1997 and as an employee of the Company as of September 27, 1997. Pursuant to his separation agreement, Dr. Amelio received a lump sum payment of $6,731,871, less $1,500,000, which was immediately applied to the partial repayment of Dr. Amelio's outstanding $5 million loan from the Company. In addition, Dr. Amelio received a payment of $1,000,000 representing the fiscal year 1997 Component B Bonus provided for in his employment agreement. Dr. Amelio was permitted to remain a participant in the Performance Share Plan for fiscal year 1997. In addition, Dr. Amelio is entitled to continued health benefits for himself and his family through February 2, 2001, the end of the original term of his employment agreement. Pursuant to the separation agreement, the maturity date of Dr. Amelio's $5 million loan from the Company made to him in accordance with the terms of his employment agreement was extended to September 15, 1998, whereupon the entire outstanding balance will become due and payable. Dr. Amelio forfeited 800,000 unvested stock options upon his termination of employment on September 27, 1997. For more information regarding the loan from the Company to Dr. Amelio, see "Certain Relationships and Related Transactions" below.

    EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

    The Company entered into an employment agreement with Mr. Anderson effective April 1, 1996, pursuant to which he serves as Executive Vice President and Chief Financial Officer of the Company. Pursuant to his agreement, Mr. Anderson is entitled to an annual base salary of no less than $500,000 and a target bonus under the Bonus Plan for fiscal year 1997 of 80% of his base salary, which target bonus will thereafter be reviewed annually by the Company. In fiscal year 1997, however, no cash bonuses were paid under the Bonus Plan. During fiscal year 1997, the Company paid Mr. Anderson the second half of an $800,000 hiring bonus. If Mr. Anderson's employment is terminated by the Company without "Cause" at any time during the five-year period following April 1, 1996, he will be entitled to receive a lump sum severance payment equal to the sum of his annual base salary and target bonus. Mr. Anderson's agreement generally defines "Cause" to include a felony conviction, willful disclosure of confidential information or willful and continued failure to perform his employment duties.

    The Company entered into an employment agreement with Ms. Hancock, effective July 8, 1996, pursuant to which she served as Executive Vice President and Chief Technology Officer until her termination of employment on July 25, 1997. Pursuant to her agreement, Ms. Hancock was entitled to receive a base salary of $480,000 and a bonus of $360,000 during fiscal year 1997. Upon Ms. Hancock's termination of employment with the Company, she received $480,000 in a lump sum severance payment.

    The Company entered into an employment agreement with Mr. Calderoni, effective July 8, 1996, pursuant to which he served as Senior Vice President, Corporate Controller until his termination of employment on November 7, 1997. Pursuant to his agreement, Mr. Calderoni was entitled to receive a base salary of $275,000 and was guaranteed a minimum bonus of $75,000 for fiscal year 1997.

    CHANGE IN CONTROL ARRANGEMENTS--STOCK OPTIONS

    In the event of a "change in control" of the Company, all outstanding options under the Company's stock option plans will, unless otherwise determined by the plan administrator, become exercisable in full, and will be cashed out at an amount equal to the difference between the applicable "change in control price" and the exercise price. A "change in control" under these plans is generally defined as (i) the acquisition by any person of 50% or more of the combined voting power of the Company's outstanding securities or (ii) the occurrence of a transaction requiring shareholder approval and involving the sale of all or substantially all of the assets of the Company or the merger of the Company with or into another corporation.

    CHANGE IN CONTROL ARRANGEMENTS--RETENTION AGREEMENTS

    The Company is currently party to retention agreements (the "RETENTION AGREEMENTS") with two Named Executive Officers (Messrs. Anderson and Rubinstein) providing for certain cash payments in the event of a termination of an executive's employment following a change in control of the Company. For purposes of the Retention Agreements, a "change in control" is defined as (i) a reorganization, merger, consolidation or other corporate transaction in which the holders of voting stock of the Company immediately before the corporate transaction will not own more than 50% of the voting shares of the continuing or surviving corporation immediately after such corporate transaction, (ii) the acquisition of 30% or more of the combined voting power of the Company's then-outstanding securities, (iii) a change of 50% in the membership of the Board within a two-year period, unless the election or nomination for election by shareholders of an adequate number of directors within such period was approved by the vote of at least three-fourths of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, (iv) all or substantially all of the assets of the Company are sold, liquidated or distributed, or (v) a "change in control" or a "change in the effective control" of the Company within the meaning of Section 280G of the Code.

    In the event of an Involuntary Termination (as defined in the Retention Agreements) of any executive officer who is a party to a Retention Agreement within two years following a change in control, such executive officer will receive a cash payment equal to the sum of (i) three times his annual base salary immediately prior to the date of his termination or, if greater, the highest annualized base salary in effect during the three-year period ending on the change in control, and (ii) three times his target bonus for the year in which the termination occurs or, if greater, the highest target annual bonus applicable to the executive officer in any of the three years ending prior to the change in control. In addition, the executive officer would be eligible to participate in the medical, dental, health, life and other fringe benefit plans and arrangements applicable to him until the second anniversary of his date of termination.

    The Retention Agreements further provide that, in the event of an Involuntary Termination of an executive officer on or following a change in control, such executive officer's equity awards granted to him under the Company's equity-based incentive plans (the "EQUITY PLANS") will vest and become exercisable. All equity awards also will vest and become exercisable as of the date of a change in control as defined in the Equity Plans, regardless of whether the executive officer's employment has then terminated. Subject to certain limits on payments, the Retention Agreements also require tax gross-up payments to the executive officers to mitigate any excise tax imposed on the executive officers under Section 4999 of the Code in connection with a change in control.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the Company's use of an aircraft owned by Aero Ventures, an entity wholly owned by Dr. Amelio, the Company made monthly payments of approximately $14,000 to Aero Ventures during fiscal year 1997 through the date of Dr. Amelio's termination of employment. The Company also paid for certain other expenses, including pilot and copilot fees, parking and landing fees and simulator training and fuel expenses. During fiscal year 1997, the Company paid approximately $471,461 to Aero Ventures in the aggregate. Pursuant to the terms of Dr. Amelio's separation agreement, the Company's obligation to make payments in connection with the use of his aircraft ended upon his termination of employment.

    Pursuant to the terms of Dr. Amelio's employment agreement with the Company, the Company extended a $5 million loan to Dr. Amelio in February 1996, which was to be repaid over a period of 5 years. The largest aggregate amount of indebtedness outstanding on this loan during fiscal year 1997 was $5 million. Upon the termination of Dr. Amelio's employment with the Company, $1.5 million of his severance was immediately applied in partial repayment of the outstanding loan balance. Pursuant to Dr. Amelio's employment agreement, the loan was to become due and payable on the 90th day after his termination of employment. However, in consideration for Dr. Amelio's executing a release of the Company from certain legal claims, the Company agreed to extend the maturity date of the loan to September 15, 1998. The loan bears interest at the rate of 7% and is secured by real estate owned by Dr. Amelio.

    In connection with a relocation assistance package, the Company loaned James McCluney (Senior Vice President, Operations) $100,000 bearing interest at the rate of 7.31%. The largest amount of the indebtedness outstanding on this loan during fiscal year 1997 was $100,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(c) EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
------------------  ---------------------------------------------------------------------------------------------
23.1                Consent of KPMG Peat Marwick LLP, Independent Auditors.
23.2                Consent of Ernst & Young LLP, Independent Auditors.
24                  Power of Attorney (previously filed).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of January 1998.

                                APPLE COMPUTER, INC.

                                By:             /s/ FRED D. ANDERSON
                                     -----------------------------------------
                                                  Fred D. Anderson
                                            EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           NAME                         TITLE                      DATE
--------------------------  ------------------------------  -------------------

                            Interim Chief Executive
            *                 Officer and Director
--------------------------    (Principal Executive           January 21, 1998
      STEVEN P. JOBS          Officer)

                            Executive Vice President and
   /s/ FRED D. ANDERSON       Chief Financial Officer
--------------------------    (Principal Financial           January 21, 1998
     FRED D. ANDERSON         Officer)

            *
--------------------------  Director                         January 21, 1998
   WILLIAM V. CAMPBELL

            *
--------------------------  Director                         January 21, 1998
    GARETH C.C. CHANG

            *
--------------------------  Director                         January 21, 1998
   LAWRENCE J. ELLISON

            *
--------------------------  Director                         January 21, 1998
  EDGAR S. WOOLARD, JR.

            *
--------------------------  Director                         January 21, 1998
      JEROME B. YORK

  */s/ FRED D. ANDERSON
--------------------------
     FRED D. ANDERSON
     Attorney-in-Fact