Form 10-Q
period 1997-10-07
APPLE COMPUTER INC
filed 1998-02-09
CIK 320193

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   ___________

                                  Form 10-Q
                                  ___________

                                  (Mark One)

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 26, 1997 OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______ to ________.

                             Commission file number 0-10030

                                  ___________

                             APPLE COMPUTER, INC.
            (Exact name of Registrant as specified in its charter)
                                  ___________

            CALIFORNIA                    942404110
     (State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

         1 Infinite Loop                                95014
       Cupertino, California
     (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code: (408) 996-1010

        Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value
                        Common Share Purchase Rights
                             (Titles of classes)
                                  ___________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X      No  ____


132,768,062 shares of Common Stock Issued and Outstanding as of January 30, 1998

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             APPLE COMPUTER, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (Dollars in millions, except per share amounts)

                                                     THREE MONTHS ENDED

                                   December 26, 1997          December 27, 1996

Net sales                                  $   1,578                  $   2,129
Costs and expenses:
  Cost of sales                                1,225                      1,732
  Research and development                        79                        149
  Selling, general and administrative            234                        372
                                               1,538                      2,253

Operating income (loss)                           40                      (124)
Interest and other income (expense), net           7                          4

Income (loss) before provision (benefit)
for income taxes                                  47                      (120)
Provision (benefit) for income taxes              --                         --

Net income (loss)                          $      47                  $   (120)

Basic earnings (loss) per share            $    0.37                  $  (0.96)

Diluted earnings (loss) per share          $    0.33                  $  (0.96)

Common shares used in the calculations
 of basic earnings (loss) per share (in
thousands)                                   127,989                    124,532

Common and common equivalent shares
used in the calculations of diluted
earnings (loss) per share (in thousands)     139,839                    124,532

See accompanying notes to condensed consolidated financial statements
(unaudited).

                             APPLE COMPUTER, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                 (In millions)

                                      December 26, 1997      September 26, 1997
                                            (Unaudited)

Current assets:

Cash and cash equivalents                      $  1,193                $  1,230
Short-term investments                              434                     229
Accounts receivable, net of allowance
   for doubtful accounts of $96 ($99 at
   September 26, 1997)                              902                    1,035
Inventories:
  Purchased parts                                    99                     141
  Work in process                                     5                      15
  Finished goods                                    300                     281
                                                    404                     437

Deferred tax assets                                 233                     259
Other current assets                                207                     234

Total current assets                              3,373                   3,424

Property, plant, and equipment:
  Land and buildings                                402                     453
  Machinery and equipment                           416                     460
  Office furniture and equipment                    100                     110
  Leasehold improvements                            151                     172
                                                  1,069                   1,195
Accumulated depreciation and amortization         (640)                   (709)

  Net property, plant, and equipment                429                     486

Other assets                                        324                     323

                                               $  4,126                $  4,233


See accompanying notes to condensed consolidated financial statements
(unaudited).

                             APPLE COMPUTER, INC.

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                            (Dollars in millions)

                                      December 26, 1997      September 26, 1997
                                          (Unaudited)
Current liabilities:

  Notes payable to banks                      $      24               $      25
  Accounts payable                                  655                     685
  Accrued compensation and employee benefits         92                      99
  Accrued marketing and distribution                261                     278
  Accrued warranty and related                      126                     128
  Accrued restructuring costs                       144                     180
  Other current liabilities                         367                     423

           Total current liabilities              1,669                   1,818

Long-term debt                                      952                     951
Deferred tax liabilities                            261                     264
Commitments and contingencies

Shareholders' equity:

  Series A non-voting convertible preferred
    stock, no par value; 150,000 shares
    authorized, issued and outstanding              150                     150

  Common stock, no par value; 320,000,000
    shares authorized; 128,018,985 shares
    issued and outstanding at December 26,
    1997 (127,949,220 shares at September
    26, 1997)                                       499                     498
  Retained earnings                                 636                     589
  Other                                            (41)                    (37)

Total shareholders' equity                        1,244                   1,200

                                               $  4,126                $  4,233


See accompanying notes to condensed consolidated financial statements
(unaudited).

                             APPLE COMPUTER, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                            (Dollars in millions)

                                                         THREE MONTHS ENDED

                                      December 26, 1997       December 27, 1996
Cash and cash equivalents, beginning
of the period                                  $  1,230                $  1,552

Operating:

Net income (loss)                                    47                   (120)
Adjustments to reconcile net income
  (loss) to cash generated by operating
  activities:
    Depreciation and amortization                    28                      25
Changes in operating assets and liabilities:
    Accounts receivable                             133                       4
    Inventories                                      33                     174
    Deferred tax assets                              26                      18
    Other current assets                             27                    (38)
    Accounts payable                               (30)                      29
    Accrued restructuring costs                    (36)                    (12)
    Other current liabilities                      (82)                      30
    Deferred tax liabilities                        (3)                    (18)
        Cash generated by operating activities      143                      92

Investing:

Purchase of short-term investments                (399)                   (542)
Proceeds from sales and maturities of
short-term investments                              194                     102
Net proceeds from sale of property,
 plant, and equipment                                45                       2
Purchase of property, plant, and equipment          (7)                    (20)
Other                                              (14)                    (10)
        Cash used for investing activities        (181)                   (468)

Financing:

Increase (decrease) in notes payable to banks       (1)                     (6)
Increase (decrease) in long-term borrowings           1                       1
Increases in common stock, net of related
 tax benefits                                         1                       3
        Cash generated by (used for)
          financing activities                        1                     (2)

Total cash used                                    (37)                   (378)

Cash and cash equivalents, end of the period   $  1,193                $  1,174


Supplemental cash flow disclosures:
  Cash paid during the quarter for interest    $     20                $     20
  Cash paid(received) during the quarter
    for income taxes, net                      $   (18)                $     20

See accompanying notes to condensed consolidated financial statements
(unaudited).

                             APPLE COMPUTER, INC.

       Notes to Condensed Consolidated Financial Statements
                             (Unaudited)

1. Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Condensed Consolidated Financial Statements. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 26, 1997, included in its Annual Report on Form 10-K for the year ended September 26, 1997 (the "1997 Form 10-K").

2. The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". In accordance with SFAS 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and convertible securities. Prior periods have been presented to conform to SFAS 128, however, as the Company had a net loss in the prior period, basic and diluted loss per share are the same as the primary loss per share previously presented.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income (loss) and per share amounts):

                                  For the Quarter ended   For the Quarter ended
                                    December 27, 1997       December 27, 1996
Numerator:
  Net income (loss)                              $ 47                 $ (120)
Denominator:
  Denominator for basic earnings
  (loss) per share -- weighted
  average shares outstanding                  127,989                 124,532

Effect of Dilutive Securities:
  Convertible preferred stock                   9,091                      --
  Dilutive options outstanding                  2,759                      --
Dilutive potential common shares               11,850                      --
  Denominator for diluted
  earnings per share -- adjusted
  weighted-average shares and
  assumed conversions                         139,839                 124,532

Basic earnings (loss) per share              $   0.37             $    (0.96)

Diluted earnings (loss) per share            $   0.33             $    (0.96)

For purposes of calculating diluted earnings per share for the first quarter of 1998, the Company assumed that all employees exchanged their existing options (See Note 5 to the Condensed Consolidated Financial Statements) for new options with an exercise price of $13.6875 effective December 15, 1998. Therefore, all options outstanding as of December 26, 1997, were included in the computation of diluted earnings per share as they were all considered to have exercise prices less than $18.05, the average market price of common shares during the first quarter of 1998. However, the effect on dilutive earnings per share of approximately 8.5 million of the outstanding options was weighted to reflect that they were only considered outstanding and dilutive options from December 19, 1997, the date of the Company's option exchange offer to its employees, through the end of the quarter. The Company has outstanding $661 million of unsecured convertible subordinated notes (the "Notes") which are convertible by their holders into approximately 22.6 million shares of common stock at a conversion price of $29.205 per share subject to the adjustments as defined in the Note agreement. The common shares represented by these Notes were not included in the computation of diluted earnings per share because the effect of using the if-converted method would be anti-dilutive. For additional disclosures regarding the outstanding preferred stock, employee stock options and the Notes, see the 1997 Form 10-K.

3. In the second quarter of 1996, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of $179 million after subsequent adjustments recorded in the fourth quarter of 1996. During 1997, the Company announced and began to implement supplemental restructuring actions to meet the foregoing objectives of the plan. The Company recognized a $217 million charge during 1997 for the estimated incremental costs of those actions, including approximately $8 million of costs related to the termination of the Company's former Chief Executive Officer. The combined restructuring actions consist of terminating approximately 3,600 full-time employees, approximately 3,000 of whom have been terminated from the second quarter of 1996 through December 26, 1997, excluding employees who were hired by SCI Systems, Inc. and MCI
Systemhouse, the purchasers of the Company's Fountain, Colorado manufacturing facility and the Napa, California data center facility, respectively; canceling or vacating certain facility leases as a result of those employee terminations; writing down certain land, buildings and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts for projects and technologies that are not central to the Company's core business strategy. The restructuring actions under the plan have resulted in cash expenditures of $195 million and noncash asset write-downs of $57 million from the second quarter of 1996 through December 26, 1997. During the third quarter of 1997 and the first quarter of 1998, the Company made adjustments to the categories and timing of expected restructure spending based on revised estimates. The Company expects that the remaining $144 million accrued balance as of December 26, 1997 will result in cash expenditures of approximately $102 million over the next twelve months and $10 million thereafter. The
Company expects that most of the contemplated restructuring actions related to the plan will be completed during fiscal 1998 and will be financed through current working capital and, if necessary, continued short-term borrowings.

The following table depicts the restructuring activity through December 26, 1997:

                                (In millions)

Category                   Balance as of    Spending   Adjustments   Balance as
                               September      During        During  of December
                                26, 1997       Q1'98         Q1'98     26, 1997
Payments to employees
involuntarily terminated
(C)                                $  76        $ 23          $  1        $  54
Payments on canceled or
  vacated facility leases (C)         25           2             3           26
Write-down of operating
  assets to be sold (N)               39           4           (3)           32
Payments on canceled
contracts (C)                         40           7           (1)           32

                                    $180        $ 36         $ --          $144

(C): Cash; (N): Noncash.


4.	In August 1997, the Company agreed to acquire certain assets of
Power Computing Corporation ("PCC"), a company which Apple had licensed to distribute the Mac OS operating system. In addition to the acquisition of certain assets such as PCC's customer database and the license to distribute the Mac OS, the Company has the right to retain certain key employees of PCC. The agreement with PCC also includes a release of claims between the parties.

	On January 28, 1998, the Company completed its acquisition of certain assets of PCC. The total purchase price was approximately $115 million, which included 4,159,000 shares of the Company's common stock valued at $80 million, the forgiveness of approximately $28 million of receivables due from PCC, assumption by the Company of certain customer support liabilities of PCC, and closing and related costs. The difference between the total purchase price and the $75 million expensed as "Termination of License Agreement" in the fourth quarter of 1997 will be capitalized in the second quarter of 1998 and then amortized over a period of three years.

5.	In order to address concerns regarding the retention of the Company's key employees, in December 1997 the Board of Directors approved an option exchange program which permits employees to exchange all (but not less than all) of their existing options (vested and unvested) with an exercise price of greater than $13.6875 on a one-for-one basis for new options with an exercise price of $13.6875, the fair market value of the Company's common stock on December 19, 1997, and a new four year vesting schedule beginning in December 1997.

6.	In October 1997, the American Institute of Certified Public
Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and may require the Company to modify certain aspects of its revenue recognition policies. The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's consolidated results of operations.

7.	The Internal Revenue Service ("IRS") has proposed federal income tax deficiencies for the years 1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies by filing petitions with the United States Tax Court, and most of the issues in dispute have now been resolved. On June 30, 1997, the IRS proposed income tax adjustments for the years 1992 through 1994. Although a substantial number of issues for these years have been resolved, certain issues still remain in dispute and are being contested by the Company. Management believes that adequate provision has been made for any adjustments that may result from tax examinations.

8.	The information set forth in Item 1 of Part II hereof is hereby incorporated by reference.

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Operating Results and Financial Condition" below.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company's fiscal calendar.

Overview

During the first quarter of 1998 the Company experienced significant improvement in its financial performance, reporting its first operating profit since the fourth quarter of 1996 and earning higher gross margins than in both the previous quarter and the same quarter of the prior year. Operating expenses were substantially lower than in the previous quarter and the same quarter from the prior year, reflecting reductions in all functional areas of the Company as a result of continued restructuring actions. However, both net sales and unit sales of Macintosh computer systems fell slightly from the previous quarter and fell substantially from the same quarter in the prior year. The second quarter has historically been the weakest for the Company. Therefore, sequential revenue growth is not expected until at least the third quarter, while year-over-year revenue growth is not expected until at least the fourth quarter. The Company believes that gross margin levels on its current products are sustainable for several quarters and that operating expenses will continue to trend downward through the third quarter. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth in the following paragraph, and those discussed in the subsection entitled "Factors That May Affect Operating Results and Financial Condition" below.

The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns, and are also dependent upon its ability to effect a change in marketplace perception of the Company's prospects, including the viability of the Macintosh platform. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; the availability of key components on terms acceptable to the Company; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current Mac OS and to make timely delivery of a new and substantially backward-compatible operating system; the Company's ability to successfully integrate the technologies, processes and employees of NeXT Software, Inc. ("NeXT") ,which was acquired by the Company in 1997, with those at Apple; the Company's ability to successfully implement its strategic direction and restructuring actions, including reducing its expenditures; the Company's ability to attract, motivate and retain employees, including a new Chief Executive Officer; the effects of significant adverse publicity; the availability of third-party software for particular applications; and the impact on the Company's sales, market share and gross margins as a result of the Company winding down its Mac OS licensing program.

Results of Operations

                            First    First              First   Fourth
                          Quarter  Quarter            Quarter  Quarter
                             1998     1997  Change       1998     1997   Change
(Tabular information: Dollars in millions, except per share amounts)

Net sales                  $1,578   $2,129   (26%)     $1,578   $1,614     (2%)
Gross margin                 $353     $397   (11%)       $353     $320      10%
  Percentage of net sales     22%      19%                22%      20%
Research and development      $79     $149   (47%)        $79      $94    (16%)
  Percentage of net sales      5%       7%                 5%       6%
Selling, general and
  administrative             $234     $372   (37%)       $234     $259    (10%)
  Percentage of net sales     15%      17%                15%      16%
Special Charges
  Restructuring costs         $--      $--      NM        $--      $62       NM
    Percentage of net sales    --       --                 --       4%
  Termination of license
    agreement                 $--      $--      NM        $--      $75       NM
    Percentage of net sales    --       --                 --       5%
Interest and other income
(expense), net                 $7       $4     75%         $7       $9    (22%)
Net income (loss)             $47   $(120)    139%        $47   $ (161)    129%
Basic earnings (loss)
per share                   $0.37  $(0.96)    139%      $0.37   $(1.26)    129%
Diluted earnings (loss)
 per share                  $0.33  $(0.96)    134%      $0.33   $(1.26)    126%

NM: Not Meaningful

Net Sales

Q1 98 Compared with Q1 97

Net sales represent the Company's gross sales net of returns, rebates and discounts. Net sales decreased 26% in the first quarter of 1998 compared with the same quarter of 1997. Total Macintosh computer unit sales and peripheral unit sales decreased 31% and 49%, respectively, in the first quarter of 1998, compared with the same period of 1997. The effect on net sales of this decline in computer and peripheral unit sales in the first quarter of 1998 was partially offset by the successful introduction of the Company's Power Macintosh G3 systems in November 1997, which accounted for approximately
21% of the 635,000 systems shipped during the first quarter of 1998. The average aggregate revenue per Macintosh unit increased 6% in the first quarter of 1998, compared with the same period of 1997, as a result of a shift in mix from the Company's "Value" (entry level Power Macintosh) products to its "Flagship" line of high-performance Power Macintosh computers and due to increases in the average aggregate revenue across all product lines. In general, the average aggregate revenue per Macintosh computer unit and per peripheral unit is expected to remain under significant downward pressure due to a variety of factors, including industry wide pricing pressures, increased competition, and the need to stimulate demand for the Company's products.

International net sales represented 50% of total net sales in the first quarter of 1998 compared with 56% of total net sales in the same period of 1997. International net sales declined 34% in the first quarter of 1998 compared with the same period of 1997. Net sales decreased significantly in the European and Japanese markets during the first quarter of 1998 compared with the same period of 1997 as a result of decreases in Macintosh and peripheral unit sales. Further discussion relating to factors contributing to the decline in net sales in the Japanese market may be found in this Part I, Item 2 of Form 10-Q under the subheading "Global Market Risks" included under the heading
"Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Domestic net sales declined 16% in the first quarter of 1998 over the comparable period of 1997, due to decreases in unit sales of Macintosh computers and peripheral products, partially offset by increases in the average aggregate revenue per Macintosh and peripheral unit.

During the first quarter of 1998 compared with the comparable period of 1997, the Company's estimated share of the worldwide and U.S. personal computer markets decreased to 2.6% from 4.3%, and to 3.3% from 5.2%, respectively, based upon current market information provided by industry sources.

The Company believes that quarterly net sales will be below the level of the prior year's comparable periods through at least the third fiscal quarter of 1998, if not longer.

Q1 98 Compared with Q4 97

Net sales decreased 2% in the first quarter of 1998 compared with the fourth quarter of 1997. Total Macintosh computer unit sales decreased 4% in the first quarter of 1998 compared with the prior quarter. The effect on net sales of this decline in unit sales was partially offset by the successful introduction of the Company's Power Macintosh G3 systems in November 1997, which accounted for approximately 21% of the 635,000 systems shipped during the first quarter of 1998. In addition, net sales were positively impacted as the Company began marketing many of its products directly to end users in the U.S. through the Company's on-line store, which opened in November 1997. The Company generated $15 million in revenue from its on-line store during the first quarter of 1998. Unit sales of peripheral products decreased 15% in the first quarter of 1998 compared with the prior quarter. The average aggregate revenue per Macintosh computer unit increased 5% as a result of a shift in mix from the Company's "Value" products to its "Flagship" line of high-performance Power Macintosh computers and due to increases in the average aggregate revenue across most other product lines.

International net sales represented 50% of total net sales in the first quarter of 1998, compared with 42% in the fourth quarter of 1997. International net sales increased 16% in the first quarter of 1998 compared with the fourth quarter of 1997, primarily as a result of increases in Macintosh and peripheral unit net sales in Europe and increases in net sales of Macintosh units in Japan.

Domestic net sales decreased 16% in the first quarter of 1998 compared with the prior quarter due to decreases in Macintosh and peripheral unit sales, slightly offset by increases in the average aggregate revenue per Macintosh and peripheral unit.

During the first quarter of 1998 compared with the fourth quarter of 1997, the Company's estimated share of the worldwide and U.S. personal computer markets decreased to 2.6% from 3.3%, and to 3.3% from 4.6%, respectively, based upon current market information provided by industry sources.

Backlog

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following introduction of new products because of overordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, as well as other factors affecting the Company's backlog, backlog should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance. Further information regarding the Company's backlog may be found in Part I, Item 2 of this Form 10-Q under the subheading "Product Introductions and Transitions" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Gross Margin

Gross margin represents the difference between the Company's net sales and its cost of goods sold. The cost of goods sold is based primarily on the cost of components and, to a lesser extent, direct labor costs. The type and cost of components included in particular configurations of the Company's products (such as memory and disk drives) are often directly related to the need to market products in configurations competitive with other manufacturers. Competition in the personal computer industry is intense and, in the short term, frequent changes in pricing and product configuration are often necessary in order to remain competitive. Accordingly, gross margin as a percentage of net sales can be significantly influenced in the short term by actions undertaken by the Company in response to industry wide competitive pressures.

Gross margin increased from 18.6% to 22.4% of sales during the first quarter of 1998 compared to the same period of 1997, and increased from 19.8% to 22.4% of sales compared to the fourth quarter of 1997. This was primarily as a result of a shift in revenue mix towards the Company's higher margin "Flagship" line of high-performance Power Macintosh computers, including
Power Macintosh G3 systems, with relatively stable margins quarter-to-quarter on the Company's "Value" product line.

The gross margin levels in the first quarter of 1998 compared to the fourth quarter of 1997 were not significantly affected by changes in foreign exchange rates. The Company's operating strategy and pricing take into account changes in exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in foreign currency exchange rates.

While the Company believes the overall gross margin levels achieved in the first quarter of 1998 are sustainable for several quarters, there can be no assurance that such margins will be maintained. In general, gross margins will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, and potential changes to the Company's product mix. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs, and to stimulate demand for certain of its products.

Research and Development

                            First    First              First   Fourth
                          Quarter  Quarter            Quarter  Quarter
                             1998     1997  Change       1998     1997   Change
Research and development      $79     $149   (47%)        $79      $94    (16%)
  Percentage of net sales      5%       7%                 5%       6%

Research and development expenditures decreased in amount and as a percentage of net sales in the first quarter of 1998 compared with the fourth quarter of 1997 and the first quarter of 1997 due to various restructuring actions which resulted in reductions in headcount and cancellation of certain research and development related projects.

The Company believes that continued and focused investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to continued, timely development of new and enhanced products that are central to the Company's core business strategy. The Company anticipates that research and development expenditures in the second quarter of 1998 will be comparable to those in the first quarter.

Selling, General and Administrative

                            First    First              First   Fourth
                          Quarter  Quarter            Quarter  Quarter
                             1998     1997  Change       1998     1997   Change
Selling, general and
  administrative             $234     $372   (37%)       $234     $259    (10%)
  Percentage of net sales     15%      17%                15%      16%

Selling, general and administrative expenditures decreased in amount and as a percentage of net sales in the first quarter of 1998 when compared to the fourth quarter of 1997 and the first quarter of 1997 due to various restructuring actions which resulted in reductions in headcount, the closing of facilities, the write-down of assets, and lower ongoing variable expenses.

The Company anticipates that selling, general and administrative expenditures will decline further during the second quarter of 1998 as compared to the first quarter of 1998 as the Company completes and more fully realizes the cost reduction benefits of its restructuring plan and lower ongoing variable selling expenses.

Interest and Other Income (Expense), Net

                            First    First              First   Fourth
                          Quarter  Quarter            Quarter  Quarter
                             1998     1997  Change       1998     1997   Change
Interest and other income
(expense), net                 $7       $4     75%         $7     $9      (22%)

Interest and other income (expense), net, is comprised of interest income on the Company's cash and investment balances, interest expense on the Company's debt, gains and losses recognized on investments accounted for using the equity method, foreign exchange gains and losses not allowed to be recognized as revenue or cost of sales, and other miscellaneous income and expense items. Over the last two years, the Company's debt ratings have been downgraded to non-investment grade. The Company's cost of funds may increase in future periods as a result of the downgrading in the second quarter of 1997 of its senior and subordinated long-term debt to B3 and Caa2, respectively, by Moody's Investor
Services, and the downgrading in October 1997 of its senior and subordinated long-term debt to B- and CCC, respectively, by Standard and Poor's Rating Agency.

Provision (Benefit) for Income Taxes

As of December 26, 1997, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $696 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. As of December 26, 1997, a valuation allowance of $211 million was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of approximately $85 million of the asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate approximately $245 million of future U.S. taxable income. Management believes that it is more likely than not that forecasted U.S. income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to utilize the tax carryforwards prior to their expiration in 2011 and 2012 to fully recover this asset.
However, there can be no assurance that the Company will meet its expectations of future U.S. income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's consolidated financial results. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

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

Implementation of this restructuring involves several risks, including the risk that by simplifying and modifying its product line the Company will increase its dependence on fewer products, potentially reduce overall sales, and increase its reliance on unproven products and technology. Another risk of the restructuring is that by increasing the proportion of the Company's products to be manufactured under outsourcing arrangements, the Company could lose control of the quality or quantity of the products manufactured and distributed, or lose the flexibility to make timely changes in production schedules in order to respond to changing market conditions. As part of its restructuring, the Company announced and opened its on-line store in November 1997, which makes available most of its products to end-users in the U.S. There can be no assurance the on-line store will result in greater sales. The Company also began manufacturing products on a build-to-order basis in November 1997. There can be no assurance this manufacturing process will result in decreased costs or increased gross margins. The Company is also reducing the number of wholesale and retail channel partners, particularly in the Americas, which places a greater volume of sales through fewer partners. There can be no assurance that this will not adversely impact the Company. In addition, the actions taken in connection with the restructuring could adversely affect employee morale, thereby damaging the Company's ability to retain and motivate employees. Also, because the Company contemplates relying to a greater extent on collaboration and licensing arrangements with third parties, the Company will have less direct control over certain of its research and development efforts, and its ability to create innovative new products may be reduced. In addition, there can be no assurance that the technologies acquired from NeXT will be successfully exploited, or that key NeXT employees and processes will be retained and successfully integrated with those at Apple. Also, the restructuring includes the winding down of the Company's Mac OS licensing program. There can be no assurance that the winding down of this program will result in greater sales, market share, and increased gross margins to the Company. In addition, there can be no assurance that this action will not result in the availability of fewer application software titles for the Mac OS, which may result in a decrease to the Company's sales, market share and gross margins. Finally, even if the restructuring is successfully implemented, there can be no assurance that it will effectively resolve the various issues currently facing the Company. Although the Company believes that the actions it is taking in connection with the restructuring, including its acquisition of NeXT and the winding down of its Mac OS licensing program, should help restore marketplace confidence in the Company, there can be no assurance that such actions will enable the Company to achieve its objectives of reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The Company's future consolidated operating results and financial condition could be adversely affected should it encounter difficulty in effectively managing the restructuring and new cost structure.

Additional information relating to the restructuring of operations may be found in Part I of this Form 10-Q in Note 3 of the Notes to Condensed Consolidated Financial Statements (Unaudited), which information is hereby incorporated by reference.

Product Introductions and Transitions

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company must continuously introduce new products and technologies and enhance existing products in order to remain competitive.
Recent introductions include certain PowerBook and Power
Macintosh products, including the Power Macintosh G3 computers in November 1997, and the introduction of Mac OS
8 in July 1997. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine the effect that new products will have on its sales or results of operations. In addition, although the number of new product introductions may decrease as a result of the Company's restructuring actions, the risks and uncertainties associated with new product introductions may increase as the Company refocuses its product offerings on key growth segments and to the extent new product introductions are in markets that are new to the Company.

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

Competition

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. The Company's consolidated results of operations and financial condition have been, and in the future may continue to be, adversely affected by industry wide pricing pressures and downward pressures on gross margins. The industry has also been characterized by rapid technological advances in software functionality and hardware performance and features based on existing or emerging industry standards. Many of the Company's competitors have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company.

The Company's future consolidated operating results and financial condition may be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

The Company is currently the primary maker of hardware that uses the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers that run the Microsoft Windows 95 and Windows
NT operating systems. The Company believes that the Mac
OS, with its perceived advantages over Windows, and the general reluctance of the Macintosh installed base to incur the costs of switching platforms, have been driving forces behind sales of the Company's personal computer hardware for the past several years. Recent innovations in the Windows platform, including those included in Windows 95 and Windows NT, or those expected to be included in a new version of Windows to be introduced in 1998, have added features to the Windows platform that make the differences between the Mac OS and Microsoft's Windows operating systems less significant. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows platform. The Company's future consolidated operating results and financial condition will be substantially dependent on its ability to maintain continuing improvements to the Macintosh platform in order to maintain perceived functional advantages over competing platforms.

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

Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses could adversely affect consumer demand for the Company's products, the U.S. dollar value of the Company's foreign currency denominated sales, the availability and supply of product components to the Company, and ultimately the Company's consolidated results of operations.

When the U.S. dollar strengthens against other currencies, the U.S. dollar value of non-U.S. dollar-based sales decreases.
When the U.S. dollar weakens, the U.S. dollar value of non-
U.S. dollar-based sales increases. Correspondingly, the U.S. dollar value of non-U.S. dollar-based costs increases when the U.S. dollar weakens and decreases when the U.S. dollar strengthens. Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's consolidated sales and gross margins (as expressed in U.S. dollars).

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

The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC microprocessor for the Company's Macintosh computers, to supply to the Company in adequate numbers microprocessors that produce superior price/performance results compared with those supplied to the Company's competitors by Intel Corporation, and other developers and producers of the microprocessors used by most personal computers using the Windows operating systems. The desire of IBM and Motorola to continue producing these microprocessors may be influenced by Microsoft's decision not to adapt its Windows NT operating system software to run on the PowerPC microprocessor. IBM produces personal computers based on Intel microprocessors as well as workstations based on the PowerPC microprocessor, and is also the developer of OS/2, a competing operating system to the Company's Mac OS. Accordingly, IBM's interest in supplying the Company with microprocessors for the Company's products may be influenced by IBM's perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor. In addition, Motorola has recently announced its intention to stop producing Macintosh clones. As a result, Motorola may be less inclined to continue to produce PowerPC microprocessors.

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

Marketing and Distribution

A number of uncertainties may affect the marketing and distribution of the Company's products. Currently, the Company distributes its products through wholesalers, resellers, mass merchants, and cataloguers (collectively referred to as "resellers") and direct to higher education institutions. In addition, in November 1997 the Company began selling many of its products directly to end users in the U.S. through the Company's on-line store. Many of the Company's significant resellers operate on narrow product margins. Most such resellers also distribute products from competing manufacturers. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakened or if resellers within consumer channels were to decide not to continue to distribute the Company's products.

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

Change in Senior Management

On July 9, 1997, the Company announced that Dr. Gilbert F. Amelio had resigned his positions as Chairman of the Board and Chief Executive Officer and that the Company was initiating a search for a new Chief Executive Officer. While the Company intends to name a new Chief Executive Officer as soon as practicable, there can be no assurance that the change in senior management and related uncertainties will not adversely affect the Company's consolidated operating results and financial condition during the period until a new Chief Executive Officer is hired and afterward. In addition, certain members of the Company's senior management have been with the Company for less than twelve months. There can be no assurance that new members of the management team can be successfully assimilated, that the Company will be able to satisfactorily allocate responsibilities or that such new members of its management will succeed in their roles in a timely and efficient manner. The Company's failure to recruit, retain and assimilate new executives, or the failure of any such executive to perform effectively, or the loss of any such executive, could have a material adverse impact on the Company's business, financial condition and results of operations.

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

The majority of the Company's research and development activities, its corporate headquarters, and other critical business operations, including certain major vendors, are located near major seismic faults. The Company's consolidated operating results and financial condition could be materially adversely affected in the event of a major earthquake.

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

Liquidity and Capital Resources

The Company's consolidated financial position with respect to cash, cash equivalents, and short-term investments increased to $1,627 million as of December 26, 1997, from $1,459 million as of September 26, 1997. The Company's cash and cash equivalent balances as of December 26, 1997 and September 26, 1997 include $164 million and $165 million, respectively, pledged as collateral to support letters of credit primarily associated with the Company's purchase commitments under the terms of the sale of the Company's Fountain, Colorado, manufacturing facility to SCI.

Cash generated by operations during the first quarter of 1998 totaled $143 million. Cash generated by operations was primarily the result of positive earnings and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and other current liabilities and payments related to restructuring actions.

Net cash used for the purchase of property, plant, and equipment totaled $7 million in the first quarter of 1998, and consisted primarily of increases in manufacturing machinery and equipment. The Company expects that the level of capital expenditures in the second quarter of 1998 will increase slightly as compared to the first quarter.

Over the last two years, the Company's debt ratings have been downgraded to non-investment grade. In October 1997, the Company's senior and subordinated long-term debt were downgraded to B- and CCC, respectively, by Standard and Poor's Rating Agency. The Company's senior and subordinated long-term debt ratings by Moody's Investor Services remain unchanged from the second quarter of 1997, when they were downgraded to B3 and Caa2, respectively. Both Standard and Poor's Rating Agency and Moody's Investor Services have the Company on negative outlook. These actions may increase the Company's cost of funds in future periods. In addition, the Company may be required to pledge additional collateral with respect to certain of its borrowings and letters of credit and to agree to more stringent covenants than in the past.

The Company believes that its balances of cash and cash equivalents and short-term investments, and continued short-term borrowings from banks, will be sufficient to meet its cash requirements over the next twelve months. Expected cash requirements over the next twelve months include an estimated
$102 million to effect actions under the restructuring plan, most of which will be effected during fiscal 1998. No assurance can be given that any additional required financing could be obtained should the restructuring plan take longer to implement than anticipated or be unsuccessful. If the Company is unable to obtain such financing, its liquidity, results of operations, and financial condition could be materially adversely affected.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Abraham and Evelyn Kostick Trust v. Peter Crisp et al.
In January 1996, a purported shareholder class action styled Abraham and Evelyn Kostick Trust v. Peter Crisp et. al was filed in the California Superior Court for Santa Clara County naming the Company and its then directors as defendants. The complaint sought injunctive relief and damages and alleged that acts of mismanagement resulted in a depressed price for the Company. In February 1996, the complaint was amended to add a former director as a defendant and to add purported class and derivative claims based on theories such as breach of fiduciary duty, misrepresentation, and insider trading. In July 1996, the Court sustained defendants' demurrer and dismissed the amended complaint on a variety of grounds and granted plaintiffs leave to amend the complaint. In October 1996, the plaintiffs filed a second amended complaint naming the Company's then directors and certain former directors as defendants and again alleging purported class and derivative claims, seeking injunctive relief and damages (compensatory and punitive) based on theories such as breach of fiduciary duty, misrepresentation, and insider trading. In July 1997, the Court granted in part and denied in part the Company's motion to strike most of the substantive allegations of the second amended complaint. The Court sustained the demurrer to plaintiffs' class claims but overruled the demurrer to the shareholder derivative claims. In September 1997, the Company brought a motion to reconsider portions of the court order. The Third Amended Complaint was filed in October 1997, and eliminated the class action claims and restated claims against certain directors and former directors. In November 1997, the Company's Board of Directors appointed a special investigation committee and engaged independent counsel to assist in the investigation of the claims made in the Third Amended Complaint. Also in November
1997, the Company filed a demurrer to the Third Amended Complaint. A hearing is set for February 1998.

LS Men's Clothing Defined Benefit Pension Fund v. Michael Spindler et al. In May 1996, an action was filed in the California Superior
Court for Alameda County naming as defendants the Company and certain of its current and former officers and directors. The complaint seeks compensatory and punitive damages and generally alleges that the defendants misrepresented or omitted material facts about the Company's operations and financial results, which plaintiff contends artificially inflated the price of the Company's stock. The case was transferred to the California
Superior Court for Santa Clara County. In July 1997, the
Court sustained the Company's demurrer dismissing the amended complaint with leave to amend, after which plaintiff served a second amended complaint. In September 1997, the Company and the two remaining individual defendants (former directors Markkula and Spindler) brought a motion to dismiss the second amended complaint. In October 1997, the Court granted the motion to dismiss in its entirety with leave to amend as to certain defendants and claims. In November 1997, the plaintiff filed a third amended complaint, adding a former director as a defendant and alleging further misrepresentations by the defendants about the Company's operations and financial results. In January 1998, the Company and the three individual defendants brought a motion to dismiss the third amended complaint, which is set for hearing in February 1998.

"Repetitive Stress Injury" Litigation
The Company is named in approximately 60 lawsuits, alleging that plaintiffs incurred so-called "repetitive stress" injuries to their upper extremities as a result of using keyboards and/or mouse input devices sold by the Company. These actions are similar to those filed against other major suppliers of personal computers. In October 1996, the Company prevailed in the first full trial to go to verdict against the Company. Since then, approximately ten lawsuits have been dismissed with prejudice by the plaintiffs, and two others have been dismissed by court order. The remaining actions are in various stages of pretrial activity. Ultimate resolution of these cases may depend on industry-wide progress in resolving similar litigation, as well as on the impact of the recent decision handed down by the New
York Court of Appeals in the case of Blanco v. American
Telephone and Telegraph Co. (a majority of the cases naming the Company as a defendant were filed in New York, and are subject to the decision). In that decision, the court announced a new standard for determining when the statute of limitations period begins to accrue in so-called "repetitive stress" injury cases. While the decision could result in the revival of some cases which were previously dismissed, the decision will not cause the Company to alter its strategy in these cases.

Monitor-Size Litigation
In August 1995, the Company was named, along with 41 other entities, including computer manufacturers and computer monitor vendors, in a putative nationwide class action filed in the California Superior Court for Orange County, styled Keith
Long et al. v. AAmazing Technologies Corp. et al. The complaint alleges that each of the defendants engaged in false or misleading advertising with respect to the size of computer monitor screens. Also in August 1995, the Company was named as the sole defendant in a purported class action alleging similar claims filed in the New Jersey Superior Court for Camden County, entitled Mahendri Shah v. Apple Computer,
Inc. Subsequently, in November 1995, the Company, along with 26 other entities, was named in a purported class action alleging similar claims filed in the New Jersey Superior Court for Essex County, entitled Maizes & Maizes v. Apple
Computer, Inc. et al. Similar putative class actions have been filed in other California counties in which the Company was not named as a defendant. The complaints in all of these cases seek restitution in the form of refunds or product exchange, damages, punitive damages, and attorneys fees. In December
1995, the California Judicial Council ordered all of the California actions, including Long, coordinated for purposes of pretrial proceedings and trial before a single judge, the Honorable William Cahill, sitting in the County of San
Francisco. All of the California actions were subsequently coordinated under the name In re Computer Monitor Litigation, and a master consolidated complaint was filed superseding all of the individual complaints in those actions. In July 1996, Judge Cahill ordered all of the California cases dismissed without leave to amend as to plaintiffs residing in California on the ground that a stipulated judgment entered in September 1995 in a prior action brought by the California Attorney General alleging the same cause of action was res judicata as to the plaintiffs in the consolidated California class action suits. This order may be subject to appellate review at a later stage of the proceedings. Both the New Jersey cases and the consolidated California cases are at a preliminary stage, with no discovery having taken place. In March 1997, the Court in the case styled
In re Computer Monitor Litigation preliminarily approved a proposed settlement to which the Company and all but three of the other defendants in the action would be parties and provisionally certified a nationwide settlement class with respect thereto. A hearing regarding final approval of the proposed settlement was held on June 30, 1997 and the Court's decision is pending. If approved, the Company does not anticipate its obligations pursuant to the proposed settlement will have a material adverse effect on its consolidated results of operations or financial condition as reported in the accompanying financial statements.

Exponential Technology v. Apple
Plaintiff alleges in a lawsuit styled Exponential Technology, Inc. v. Apple Computer, Inc. that the Company, which was an investor in Exponential, breached its fiduciary duty to Exponential by misusing confidential information about its financial situation to cause Exponential to fail, and that the Company fraudulently misrepresented the facts about allowing Exponential to sell its processors to the Company Mac OS licensees. The lawsuit is filed in California State Court in Santa Clara County. In November 1997, the Company filed a demurrer to portions of the complaint, which the court granted in part. In January 1998, plaintiff filed an Amended Complaint.

Other
On August 21, 1997, the Federal Trade Commission issued its consent decree against the Company, regarding the Company's past processor upgrade practices, specifically certain advertisements which the Commission deemed to have misrepresented the Company's marketing of certain microprocessor upgrade products. Pursuant to the order, the Company is ordered to cease and desist from any such allegedly misleading advertising, to give notice to consumers, and to implement certain programs enabling consumers who are within the order's scope to obtain upgrade kits or rebates, in connection with any purchases within the scope of the order.
The Company has complied with all provisions of the order currently effective, and has filed its 60-day compliance with the Commission on October 17, 1997.

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

The Company believes the resolution of the matters cited above will not have a material adverse effect on its financial condition as reported in the accompanying financial statements. However, depending on the amount and timing of any unfavorable resolution of these lawsuits, it is possible that the Company's future consolidated results of operations or cash flows could be materially affected in a particular period.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.

27	Financial Data Schedule.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        APPLE COMPUTER, INC.
                        (Registrant)

                        By:  /s/Fred D. Anderson

                        Fred D. Anderson
                        Executive Vice President and Chief Financial Officer February 6, 1998

INDEX TO EXHIBITS

Exhibit
Index
Number	Description                                                     Page

10.A.5   1990 Stock Option Plan, as amended through November 5, 1997.  29
27       Financial Data Schedule.                                      38