Form 10-Q
period 1998-05-11
APPLE COMPUTER INC
filed 1998-05-11
CIK 320193

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                ___________

                                  Form 10-Q
                                ___________

                                (Mark One)

_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 27, 1998 OR

__  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______ to ________.

                         Commission file number 0-10030
                                ___________

                             APPLE COMPUTER, INC.
            (Exact name of Registrant as specified in its charter)
                                ___________

         CALIFORNIA                                942404110
   (State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

       1 Infinite Loop
     Cupertino, California                     95014
(Address of principal executive             (Zip Code)
               offices)

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

Yes    X      No  ____

133,040,579 shares of Common Stock Issued and Outstanding as of May 1, 1998

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             APPLE COMPUTER, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (Dollars in millions, except per share amounts)

                                    THREE MONTHS                   SIX MONTHS
                                       ENDED                          ENDED
                                March 27,   March 28,      March 27,  March 28,
                                    1998        1997           1998        1997
Net sales                      $  1,405     $  1,601       $  2,983    $  3,730

Costs and expenses:
  Cost of sales                   1,056        1,298          2,281       3,030
  Research and development           75          141            154         290
  Selling, general and
   administrative                   223          348            457         720
  In-process research and
   development                       --          375             --         375
  Restructuring costs                --          155             --         155
                                   ____        _____          _____       _____
                                  1,354        2,317          2,892       4,570

Operating income (loss)              51        (716)             91       (840)
Interest and other income
  (expense), net                      8            8             15          12
                                   ____        _____          _____       _____

Income (loss) before provision
  for income taxes                   59        (708)            106       (828)
Provision for income taxes            4          --               4          --
                                   ____        _____          _____       _____

Net income (loss)              $     55     $  (708)       $    102    $  (828)
                                   ____        _____          _____       _____

Earnings (loss) per common share:
Basic                          $   0.42     $ (5.64)       $   0.78    $ (6.62)
Diluted                        $   0.38     $ (5.64)       $   0.71    $ (6.62)

Shares used in computing earnings (loss)
per common share (in thousands):
Basic                           131,969      125,609        130,021     125,071
Diluted                         145,915      125,609        142,769     125,071

See accompanying notes to condensed consolidated financial statements
(unaudited).

                             APPLE COMPUTER, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                (In millions)

                                        March 27, 1998      September 26, 1997
                                           (Unaudited)
Current assets:

  Cash and cash equivalents                     $1,285                $  1,230
  Short-term investments                           538                     229
  Accounts receivable, net of allowance for
   doubtful accounts of $96 ($99 at
    September 26, 1997)                            807                   1,035
  Inventories:
    Purchased parts                                 87                     141
    Work in process                                  6                      15
    Finished goods                                 164                     281
                                                   257                     437

  Deferred tax assets                              201                     259
  Other current assets                             125                     234
                                                ______                  ______
      Total current assets                       3,213                   3,424

  Property, plant, and equipment:
    Land and buildings                             402                     453
    Machinery and equipment                        396                     460
    Office furniture and equipment                  97                     110
    Leasehold improvements                         136                     172
                                                 1,031                   1,195

  Accumulated depreciation and amortization      (616)                   (709)

    Net property, plant, and equipment             415                     486

  Other assets                                     335                     323
                                                ______                  ______

                                              $  3,963                $  4,233

See accompanying notes to condensed consolidated financial statements
(unaudited).

                             APPLE COMPUTER, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                            (Dollars in millions)

                                        March 27, 1998      September 26, 1997
                                           (Unaudited)
Current liabilities:
  Notes payable to banks                     $      23               $      25
  Accounts payable                                 523                     685
  Accrued compensation and employee benefits        96                      99
  Accrued marketing and distribution               231                     278
  Accrued warranty and related                     129                     128
  Accrued restructuring costs                      113                     180
  Other current liabilities                        269                     423
                                                ______                  ______

    Total current liabilities                   1,384                   1,818

  Long-term debt                                   953                     951
  Deferred tax liabilities                         238                     264

Shareholders' equity:

  Series A non-voting convertible preferred
    stock, no par value; 150,000 shares authorized,
    issued and outstanding                         150                     150
  Common stock, no par value; 320,000,000 shares
    authorized; 132,991,463 shares issued and
    outstanding at March 27, 1998 (127,949,220
    shares at September 26, 1997)                  590                     498
  Retained earnings                                691                     589
  Other                                           (43)                    (37)
                                                ______                  ______

    Total shareholders' equity                   1,388                   1,200
                                                ______                  ______

                                              $  3,963                $  4,233

See accompanying notes to condensed consolidated financial statements
(unaudited).

                             APPLE COMPUTER, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in millions)

                                                      SIX MONTHS ENDED
                                             March 27, 1998      March 28, 1997
Cash and cash equivalents,
  beginning of the period                            $1,230              $1,552

Operating:
Net income (loss)                                       102               (828)
Adjustments to reconcile net income (loss) to
  cash generated by operating activities:
    Depreciation and amortization                        56                  55
    Loss on sale of property, plant and equipment        --                  31
    In-process research and development                  --                 375
    Provision for deferred income taxes                   1                (45)
Changes in operating assets and liabilities, net of
  effects of acquisition of NeXT:
    Accounts receivable                                 220                 356
    Inventories                                         180                 153
    Other current assets                                 89                  49
    Accounts payable                                  (162)                  48
    Accrued restructuring costs                        (60)                 130
    Other current liabilities                         (130)               (123)
                                                      _____               _____
    Cash generated by operating activities              296                 201

Investing:
Purchase of short-term investments                    (941)               (671)
Proceeds from sales and maturities of
  short-term investments                                632                 678
Net proceeds from sale of property, plant,
  and equipment                                          45                   1
Purchase of property, plant, and equipment             (12)                (36)
Cash used to acquire NeXT                                --               (383)
Other                                                    23                (25)
                                                      _____               _____
    Cash used for investing activities                (253)               (436)

Financing:
Increase (decrease) in notes payable to banks           (2)                (53)
Increase (decrease) in long-term borrowings               2                   1
Increases in common stock                                12                   8
                                                      _____               _____
    Cash generated by (used for) financing activities    12                (44)

Total cash generated (used)                              55               (279)

Cash and cash equivalents, end of the period         $1,285              $1,273
                                                      _____               _____
Supplemental cash flow disclosures:
  Cash paid during the period for interest          $    30             $    30
  Cash paid (received) during the period for
    income taxes, net                                $  (5)             $    24

See accompanying notes to condensed consolidated financial statements
(unaudited).

APPLE COMPUTER, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation
Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Condensed Consolidated Financial Statements (Unaudited). The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 26, 1997, included in its Annual Report on Form 10-K for the year ended September 26, 1997 (the "1997 Form 10-K").

Note 2 - Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." In accordance with SFAS 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and convertible securities. Prior periods have been presented to conform to SFAS 128; however, as the Company had a net loss in the prior periods presented, basic and diluted loss per share are the same as the primary loss per share previously reported.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method. The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except net income (loss) and per share amounts):

                          For the Three Months Ended   For the Six Months Ended
                          March 27,     March 28,       March 27,     March 28,
                              1998          1997            1998          1997
Numerator:
  Net income (loss)
   (in millions)          $    55       $   (708)       $   102       $   (828)

Denominator:
  Denominator for basic
  earnings (loss) per share
  --  weighted average
  shares outstanding      131,969       125,609         130,021       125,071

Effect of dilutive securities:
  Convertible preferred
  stock                     9,091           --            9,091           --
  Dilutive options          4,855           --            3,657           --
Dilutive potential
  common shares            13,946           --           12,748           --

Denominator for diluted
earnings per share -
adjusted weighted-average
shares and assumed
conversions               145,915       125,609         142,769       125,071

Basic earnings (loss)
  per share               $  0.42       $ (5.64)        $  0.78       $ (6.62)

Diluted earnings (loss)
  per share               $  0.38       $ (5.64)        $  0.71       $ (6.62)

The Company has outstanding $661 million of unsecured convertible subordinated notes (the "Notes") which are convertible by their holders into approximately
22.6 million shares of common stock at a conversion price of $29.205 per share subject to the adjustments as defined in the Note agreement. The common shares represented by these Notes were not included in the computation of diluted earnings per share for the periods presented because the effect of using the if-converted method would be anti-dilutive. For additional disclosures regarding the outstanding preferred stock, employee stock options and the Notes, see the 1997 Form 10-K.

Note 3 - Restructuring Activities
In the second quarter of 1996, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of $179 million after subsequent adjustments recorded in the fourth quarter of 1996. During 1997, the Company announced and began to implement supplemental restructuring actions to meet the foregoing objectives of the plan. The Company recognized a $217 million charge during 1997 for the estimated incremental costs of those actions, including approximately $8 million of costs related to the termination of the Company's former Chief Executive Officer. The combined restructuring actions consist of terminating approximately 3,600 full-time employees, approximately 3,300 of whom have been terminated from the second quarter of 1996 through March 27, 1998, excluding employees who were hired by SCI
Systems, Inc. and MCI Systemhouse, the purchasers of the Company's Fountain, Colorado manufacturing facility and the Napa, California data center facility, respectively; canceling or vacating certain facility leases as a result of those employee terminations; writing down certain land, buildings and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts for projects and technologies that are not central to the Company's core business strategy. The restructuring actions under the plan have resulted in cash expenditures of $223 million and noncash asset write-downs of $60 million from the second quarter of 1996 through March 27, 1998. During the third quarter of 1997 and the first and second quarters of 1998, the Company made adjustments to the categories and timing of expected restructure spending based on revised estimates. The
Company expects that the remaining $113 million accrued balance as of March
27, 1998 will result in cash expenditures of approximately $71 million over the next six months and $15 million thereafter. The Company expects that most of the contemplated restructuring actions related to the plan will be completed during fiscal 1998 and will be financed through current working capital and, if necessary, short-term borrowings.

The following table depicts the restructuring activity through March 27, 1998:

                                                                  (In millions)
               Balance as of                                    Balance as of
Category       September 26, 1997   Spending     Adjustments     March 27, 1998
Payments to employees
  involuntarily
  terminated  (C)           $  76       $ 41            $ (1)             $  34
Payments on canceled
  or vacated facility
leases (C)                     25          5               6                 26
Write-down of operating
assets to be sold (N)          39          7              (5)                27
Payments on canceled
contracts (C)                  40         14              --                 26
                            ___________________________________________________
                            $180        $ 67            $  --             $113
(C): Cash; (N): Noncash.

Note 4 - Power Computing Asset Acquisition
On January 28, 1998, the Company completed its acquisition of certain assets of Power Computing Corporation ("PCC"), a licensed distributor of the Mac OS operating system. In addition to the acquisition of certain assets such as PCC's customer database and the license to distribute the Mac OS, the Company has the right to retain certain key employees of PCC. The agreement with PCC also includes a release of claims between the parties. The total purchase price was approximately $110 million, of which $75 million was expensed in the fourth quarter of 1997 as "termination of license agreement" and $35 million was recorded as goodwill in the second quarter of 1998. The goodwill will be amortized over three years. The purchase price was comprised of approximately
4.2 million shares of the Company's common stock valued at $80 million, forgiveness of $28 million of receivables due from PCC, and assumption by the Company of $2 million of certain customer support liabilities of PCC.

Note 5 - Stock Option Exchange
In order to address concerns regarding the retention of the Company's key employees, in December 1997 the Board of Directors approved an option exchange program which allowed employees to exchange all (but not less than all) of their existing options (vested and unvested) with an exercise price of greater than $13.6875 on a one-for-one basis for new options with an exercise price of $13.6875, the fair market value of the Company's common stock on December 19, 1997, and a new four year vesting schedule beginning in December 1997. A total of 4.4 million options with a weighted-average exercise price of $20.01 per share were exchanged for new options as a result of this program.

Note 6 - Recent Accounting Pronouncements
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and may require the Company to modify certain aspects of its revenue recognition policies. The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's consolidated results of operations.

Note 7 - Contingencies
The Company is subject to various legal proceedings and claims which are discussed in detail in the 1997 Form 10-K and in the Form 10-Q for the period ended December 27, 1997. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

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

Note 8 - Reclassifications
Certain amounts in the 1997 Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the 1998 presentation.

Note 9 - Subsequent Events
As of March 27, 1998, the Company owned 37.4% of the outstanding stock of ARM Holdings plc ("ARM"), a privately held company in the United Kingdom involved in the design of high performance microprocessors and related technology. On April 16, 1998, ARM completed an initial public offering of its stock on the London Stock Exchange and the Nasdaq National Market. The Company sold 18.9% of its shares in the offering for a gain before foreign income taxes of approximately $23.4 million. This amount will be recognized as other income in the third quarter of 1998. Foreign income taxes on this gain are expected to be approximately $7.25 million. The Company's remaining investment in ARM will be increased in the third quarter of 1998 by approximately $16 million to a total of approximately $21 million to reflect its 25.9% ownership interest in the net book value of ARM following its initial public offering. The Company will continue to account for its investment in ARM using the equity method.

The Company's cash and cash equivalents as of March 27, 1998 and September
26, 1997 include $161 million and $165 million, respectively, pledged as collateral to support letters of credit primarily associated with the Company's purchase commitments under the terms of the sale of the Company's Fountain, Colorado, manufacturing facility to SCI. On April 24, 1998, SCI notified the Company that certain performance measures defined within the letter of credit agreement had been met by the Company and, that effective as of May 29, 1998, the letter of credit and the amount pledged as collateral by the Company to support the letter of credit will be reduced by $100 million. Should the Company fail to meet those performance measures in the future, it is possible that some or all of the letter of credit and supporting collateral would have to be reestablished.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and in the Company's 1997 Form 10-K. All information is based on the Company's fiscal calendar.

Results of Operations
(Tabular information: Dollars in millions, except per share amounts)

                              Second Quarter              Six Months Ended
                                                       March 27,  March 28,
                              1998   1997  Change        1998      1997  Change
                             ______________________   _________________________
Net sales                     $1,405   $1,601  (12%)     $2,983   $3,730  (20%)
Gross margin                  $  349   $  303   15%      $  702   $  700    --%
  Percentage of net sales        25%      19%               24%      19%
Research and development      $   75   $  141  (47%)     $  154   $  290  (47%)
  Percentage of net sales         5%       9%                5%       8%
Selling, general and
administrative                $  223   $  348  (36%)     $  457   $  720  (37%)
  Percentage of net sales        16%      22%               15%      19%
Special Charges
In-process research and
development                   $   --   $  375  NM        $   --   $  375  NM
  Percentage of net sales         --      23%                --      10%
Restructuring costs           $   --   $  155  NM        $   --   $  155  NM
  Percentage of net sales         --      10%                --       4%
Interest and other income
  (expense), net              $    8   $    8   --%      $   15   $   12   25%
Provision for income taxes    $    4   $  --   NM        $    4   $   --  NM
  Effective tax rate            6.8%      --%              3.8%      --%
Net income (loss)             $   55   $ (708) 108%      $  102   $ (828) 112%
Basic earnings (loss)
  per share                   $ 0.42   $(5.64) 107%      $ 0.78   $(6.62) 112%
Diluted earnings (loss)
  per share                   $ 0.38   $(5.64) 107%      $ 0.71   $(6.62) 111%

(Tabular information: Dollars in millions, except per share amounts)

                            Second      First
                            Quarter    Quarter
                              1998       1998  Change
                             ______________________
Net sales                     $1,405   $1,578  (11%)
Gross margin                  $  349   $  353   (1%)
  Percentage of net sales        25%      22%
Research and development      $   75   $   79  (5%)
  Percentage of net sales         5%       5%
Selling, general and
administrative                $  223   $  234  (5%)
  Percentage of net sales        16%      15%
Interest and other income
(expense), net                $    8   $    7  14%
Provision for income taxes    $    4   $  --   NM
  Effective tax rate            6.8%      --%
Net income (loss)             $   55   $   47  17%
Basic earnings (loss)
  per share                   $0.42    $0.37   14%
Diluted earnings (loss)
 per share                    $0.38    $0.33   15%


NM: Not Meaningful

Net Sales

Net sales represent the Company's gross sales net of returns, rebates and discounts. Net sales for the second quarter and first six months of 1998 were $1.4 billion and $3.0 billion, respectively, decreases of 12% and 20%, respectively, over the corresponding periods in 1997. The decline in net sales is attributable to several factors. The Company experienced a $60 million decrease in net sales between the second quarter of 1998 and the same period in 1997 of certain imaging products the Company is discontinuing. In addition, between the second quarter of 1998 and the same period in 1997, there was a $223 million decline in revenues from the sale of PowerBooks due to stronger than usual sales of PowerBooks in the second quarter of 1997 related to new product introductions. Net sales in Asia were adversely affected primarily by the region's current economic problems, declining 31% or $250 million during the first six months of 1998 compared to the same period in 1997. Lastly, the average revenue per Macintosh system, a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales, fell 18% and 5%, respectively, between the second quarter and first six months of 1998 compared to the corresponding periods in 1997 reflecting the effect of aggressive pricing on the Company's Power Macintosh G3 systems introduced in 1998, the decline in net sales from the phase out of certain peripheral products, and the overall industry trend towards lower-priced products. The effect on net sales of these decreases were partially offset by an 8% increase in unit sales of Macintosh computer systems during the second quarter of 1998 as compared to the same period in 1997.

Net sales decreased 11% in the second quarter of 1998 compared with the first quarter of 1998 primarily due to a decrease in the average revenue per Macintosh system. Also, the second quarter of each fiscal year has historically been the Company's weakest due to lower demand from its consumer and education markets in that time frame. Unit sales of peripheral products decreased 45% in the second quarter of 1998 compared with the prior quarter reflecting the continuing phase-out of certain peripheral products. The average revenue per Macintosh system decreased 13% in the second quarter of 1998 compared with the first quarter of 1998, primarily due to lower priced G3 Macintosh systems comprising a higher portion of total computer units shipped, the overall decline in peripheral unit sales, and in response to continuing industry wide pricing pressures. The effect on net sales of these decreases was partially offset by a 2% increase in total Macintosh computer system unit sales during the second quarter of 1998 compared to the prior quarter. Net sales for the current quarter were also positively affected by continued strong sales of the Company's Power Macintosh G3 systems, which accounted for approximately 51%of computer systems shipped during the second quarter of 1998 as compared to 21% of computer systems shipped during the prior quarter. In addition, net sales continued to be positively impacted through the Company's marketing of many of its products directly to end users in the U.S. through theCompany's on-line store, which opened in November 1997. The Company generated $16 million in revenue from its on-line store during the second quarter of 1998.

International sales for the three and six month periods in 1998 represented 50% of consolidated net sales in each of the periods versus 49% and 53%, respectively, for the same periods in 1997. International net sales fell 11% in the second quarter of 1998 compared with the same period of 1997 primarily due to decreased revenue in the European and Japanese markets as a result of significant decreases in the average revenue per Macintosh system and in peripheral unit sales, partially offset by increases in unit sales of Macintosh systems. Domestic net sales declined 13% in the second quarter of 1998 over the comparable period of 1997 also due to decreases in the average revenue per Macintosh system and in peripheral unit sales, partially offset by increases in unit sales of Macintosh systems

The Company does not currently anticipate significant sequential quarterly revenue growth before the fourth quarter of fiscal 1998, and year-over-year revenue growth is not expected before the first quarter of fiscal 1999. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition".

Gross Margin

Gross margin increased as a percentage of sales during the second quarter and the first six months of 1998 compared to the corresponding periods of 1997, and increased during the second quarter of 1998 from 22% to 25% of sales compared to the first quarter of 1998. These increases were primarily a result of a shift in revenue mix towards the Company's higher margin Power Macintosh G3 systems as well as benefits derived from new distribution channel policies.

The Company believes gross margins of at least 23% are sustainable through the end of fiscal 1998. The foregoing statement is forward looking. The Company's actual results could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition".

There can be no assurance that current gross margin levels will be maintained. In general, gross margins will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, and potential changes to the Company's product mix. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

Research and Development

Expenditures for research and development decreased in amount and as a percentage of net sales during the second quarter and the first six months of 1998 compared to the corresponding periods of 1997 and decreased in amount during the second quarter of 1998 compared with the first quarter of 1998. These reductions are due to various restructuring actions which resulted in reductions in headcount and cancellation of certain research and development projects.

Selling, General and Administrative

Selling, general and administrative expenses decreased in amount and as a percentage of net sales during the second quarter and the first six months of 1998 compared to the corresponding periods of 1997 and decreased in amount but remained relatively comparable as a percentage of sales during the second quarter of 1998 compared to the first quarter of 1998. These decreases are due to various restructuring actions which resulted in reductions in headcount, the closing of facilities, the write-down of assets, and changes to distribution channel policies.

Special Charges

During the second quarter of 1997, the Company recognized a $375 million charge for in-process research and development in connection with the acquisition of NeXT and a $155 million charge for restructuring costs. For further information regarding the Company's restructuring actions, see Note 3 to the Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, is comprised of interest income on the Company's cash and investment balances, interest expense on the Company's debt, gains and losses recognized on investments accounted for using the equity method, certain foreign exchange gains and losses and other miscellaneous income and expense items.

As of March 27, 1998, the Company owned 37.4% of the outstanding stock of ARM Holdings plc ("ARM"), a privately held company in the United
Kingdom involved in the design of high performance microprocessors and related technology. On April 16, 1998, ARM completed an initial public offering of its stock on the London Stock Exchange and the Nasdaq National Market. The Company sold 18.9% of its shares in the offering for a gain before foreign income taxes of approximately $23.4 million. This amount will be recognized as other income in the third quarter of fiscal 1998. The Company will continue to account for its investment in ARM using the equity method.

Provision for Income Taxes

The Company's tax rate was 3.8% for the first six months of 1998. The tax provision for this period consisted entirely of foreign taxes. The Company expects to recognize in the third quarter approximately $7.25 million of foreign income taxes associated with the gain on the sale of ARM shares.

As of March 27, 1998, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $691 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. As of March 27, 1998, a valuation allowance of $209 million was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of approximately $85 million of the asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate approximately $245 million of future U.S. taxable income. Management believes that it is more likely than not that forecasted U.S. income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to utilize the tax carryforwards prior to their expiration in 2011 and 2012 to fully recover this asset. However, there can be no assurance that the Company will meet its expectations of future U.S. taxable income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's consolidated financial results. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

Liquidity and Capital Resources

The Company's total cash, cash equivalents, and short-term investments increased to $1,823 million as of March 27, 1998, from $1,459 million as of September 26, 1997. The Company's cash and cash equivalent balances as of March 27, 1998 and September 26, 1997 include $161 million and $165 million, respectively, pledged as collateral to support letters of credit primarily associated with the Company's purchase commitments under the terms of the sale of the Company's Fountain, Colorado, manufacturing facility to SCI. On April 24, 1998, SCI notified the Company that certain performance measures defined within the letter of credit agreement had been met by the Company and that effective as of May 29, 1998, the letter of credit and the amount pledged as collateral by the Company to support the letter of credit will be reduced by $100 million. Should the Company fail to meet those performance measures in the future, it is possible that some or all of the letter of credit and supporting collateral would have to be reestablished.

Cash generated by operations during the first six months of 1998 totaled $296 million. Cash generated by operations was primarily the result of positive earnings and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and other current liabilities and payments related to restructuring actions.

Net cash used for the purchase of property, plant, and equipment totaled $12 million in the first six months of 1998, and consisted primarily of increases in manufacturing machinery and equipment. The Company expects that the level of capital expenditures in the second half of 1998 will be consistent with the first half.

 The Company believes that its existing cash, cash equivalents and short-term investments balances, and ability, if necessary, to effect other short-term borrowings, will be sufficient to meet its cash requirements over the next twelve months. Expected cash requirements over the next twelve months include an estimated $86 million to effect actions under the restructuring plan, most of which will be effected during 1998. No assurance can be given that any additional required financing could be obtained should the restructuring plan take longer to implement than anticipated or be unsuccessful. If the Company is unable to obtain such financing, its liquidity, results of operations, and financial condition could be materially adversely affected.

Over the last two years, the Company's debt ratings have been downgraded to non-investment grade. The company's senior and subordinated long-term debt ratings remain B- and CCC, respectively, by Standard and Poor's Rating Agency, and B3 and Caa2, respectively, by Moody's Investor Services. Both rating agencies continue to have the Company on negative outlook. These actions may increase the Company's cost of funds in future periods, require the Company to pledge additional collateral with respect to certain of its letters of credit and require the Company to agree to more stringent debt covenants than in the past.

Factors That May Affect Future Results and Financial Condition

The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business which may cause the actual results to differ from those currently expected. The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns, and are also dependent upon its ability to effect a change in marketplace perception of the Company's prospects, including the viability of the Macintosh platform. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; risks associated with international operations, including economic and labor conditions, political instability, tax laws, and currency fluctuations;

increasing dependence on third-parties for manufacturing and other outsourced functions such as logistics; the availability of key components on terms acceptable to the Company; the continued availability of certain components essential to the Company's business currently obtained by the Company from sole or limited sources, including PowerPC RISC microprocessors developed by and obtained from IBM and Motorola; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current Mac OS and timely delivery of future versions of the Mac OS; the Company's ability to successfully integrate the technologies of NeXT Software, Inc. ("NeXT"), which was acquired in 1997; the Company's ability to successfully implement its strategic direction and restructuring actions, including reducing its expenditures; the Company's ability to attract, motivate and retain employees; the effects of significant adverse publicity; the availability of third-party software for particular applications; the effect of year 2000 compliance issues; the Company's ability to successfully replace its existing transaction systems in the U.S.; and the impact on the Company's sales, market share and gross margins as a result of the Company winding down its Mac OS licensing program.

For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 7 - Management's Discussion and Analysis -- Factors That May Affect Future Results and Financial Condition" in the Company's 1997 Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims which are discussed in detail in the 1997 Form 10-K and in the Form 10-Q for the period ended December 27, 1997. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

a) The annual meeting of shareholders was held on April 22, 1998. All matters voted on were approved except for the proposal to eliminate the classification of the Board of Directors. That proposal required the affirmative vote of a majority of the outstanding shares, but only received the affirmative vote of 39% of the outstanding shares.

b) The following directors were elected at the meeting to serve a two-year term as Class II directors:

                                  For                      Authority Withheld
Steven P. Jobs                    105,582,626              1,025,548
Lawrence J. Ellison               105,371,740              1,236,434
Edgar S. Woolard, Jr.             105,584,690              1,023,484

    The following directors are continuing to serve their two-year terms as Class I directors which will expire at the next annual meeting:

Gareth C.C. Chang
William V. Campbell
Jerome B. York

c) The other matters voted upon at the meeting and results of those votes were as follows:

    (1) Proposal to amend the Company's Restated Articles of Incorporation to eliminate the classification of the Board of Directors and thereby ensure each director will stand for election annually.

    For              Against             Abstained             Broker Non-Vote
    51,388,074       826,313             402,664               53,991,123


    (2)  Approval of the Apple Computer, Inc. 1997 Director Stock Option
    Plan, which provides for the issuance of up to 400,000 shares of Common Stock to non-employee directors of the Company upon exercise of stock options granted under the stock option plan, and independent stock option grants of 15,000 stock options to each of Edgar S. Woolard, Jr. and Gareth C.C. Chang, and the reservation of 430,000 shares of Common Stock in the aggregate for issuance pursuant to the 1997 Director Stock Option Plan and such grants.

    For              Against             Abstained             Broker Non-Vote
    92,932,645       10,804,953          1,130,607             1,739,969


    (3) Approval of the 1998 Executive Officer Stock Plan and the reservation for issuance thereunder of 17,000,000 shares of Common Stock.

    For              Against             Abstained              Broker Non-Vote
    80,447,299       23,041,431          1,678,638             1,440,806


    (4) Ratification of appointment of KPMG Peat Marwick LLP as the Company's independent auditors for fiscal year 1998.

    For              Against             Abstained             Broker Non-Vote
    104,210,230      1,884,595           497,668	              15,681


The matters numbered (1) - (4) above are described in detail in the Registrant's definitive proxy statement dated March 16, 1998, for the Annual Meeting of Shareholders held on April 22, 1998.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number	            Description

10.A.50            1997 Director Stock Option Plan.

10.A.51            1998 Executive Officer Stock Plan

27                 Financial Data Schedule.

(b)      Reports on Form 8-K

The Company filed a current report on Form 8-K dated January 6, 1998 to report under Item 5 (other events) the issuance of a press release, and file such press release as an exhibit to such report, regarding the Company's expectation of reporting net profits for its fiscal 1998 first quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                             APPLE COMPUTER, INC.
                                 (Registrant)








                           By:  /s/Fred D. Anderson

                               Fred D. Anderson
             Executive Vice President and Chief Financial Officer
                                 May 11, 1998

INDEX TO EXHIBITS

Exhibit
Index
Number             Description                                  Page

10.A.50            1997 Director Stock Option Plan.             23
10.A.51            1998 Executive Officer Stock Plan            33
27                 Financial Data Schedule.                     45