Form 10-Q
period 1998-06-26
APPLE COMPUTER INC
filed 1998-08-10
CIK 320193

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ___________

                                   Form 10-Q
                                ___________

                                  (Mark One)

_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 26, 1998 OR

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

Yes    X      No  ____

134,639,382 shares of Common Stock Issued and Outstanding as of  August 4, 1998


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             APPLE COMPUTER, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (Dollars in millions, except per share amounts)

                                    THREE MONTHS                 NINE  MONTHS
                                       ENDED                         ENDED
                                June 26,    June 27,       June 26,    June 27,
                                    1998        1997           1998        1997
Net sales                      $  1,402     $  1,737       $  4,385    $  5,467
Costs and expenses:
  Cost of sales                   1,042        1,389          3,323       4,419
  Research and development           76          101            230         391
  Selling, general and
    administrative                  216          307            673       1,027
  In-process research and
    development                       7           --              7         375
  Restructuring costs                --           --              --        155
                                   ____        _____          _____       _____
                                  1,341        1,797          4,233       6,367

Operating income (loss)              61         (60)            152       (900)
Interest and other income
  (expense), net                     48            4             63          16
                                   ____        _____          _____       _____

Income (loss) before provision
  for income taxes                  109         (56)            215       (884)
Provision for income taxes            8          --              12          --
                                   ____        _____          _____       _____

Net income (loss)              $    101    $    (56)       $    203    $  (884)
                                   ____        _____          _____       _____

Earnings (loss) per common share:
    Basic                      $   0.76    $  (0.44)       $   1.55    $ (7.04)
    Diluted                    $   0.65    $  (0.44)       $   1.40    $ (7.04)

Shares used in computing
earnings (loss) per common
share (in thousands):
    Basic                       133,068      126,500        130,971     125,547
    Diluted                     171,786      126,500        145,177     125,547

See accompanying notes to condensed consolidated financial statements
(unaudited).

                             APPLE COMPUTER, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                 (In millions)

                                         June 26, 1998      September 26, 1997
                                           (Unaudited)

Current assets:
  Cash and cash equivalents                   $  1,203                $  1,230
  Short-term investments                           790                     229
  Accounts receivable, net of allowance
    for doubtful accounts of $90 ($99 at
    September 26, 1997)                            915                   1,035
  Inventories:
    Purchased parts                                 54                     141
    Work in process                                  8                      15
    Finished goods                                  67                     281
                                                ______                  ______
                                                   129                     437

  Deferred tax assets                              192                     259
  Other current assets                             146                     234
                                                ______                  ______
      Total current assets                       3,375                   3,424

Property, plant, and equipment:
  Land and buildings                               352                     453
  Machinery and equipment                          379                     460
  Office furniture and equipment                    93                     110
  Leasehold improvements                           134                     172
                                                ______                  ______
                                                   958                   1,195
  Accumulated depreciation and amortization      (593)                   (709)
                                                ______                  ______
    Net property, plant, and equipment             365                     486

Other assets                                       301                     323
                                                ______                  ______

                                              $  4,041                $  4,233
                                                ______                  ______

See accompanying notes to condensed consolidated financial statements
(unaudited).

                             APPLE COMPUTER, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                            (Dollars in millions)

                                         June 26, 1998      September 26, 1997
                                           (Unaudited)
Current liabilities:

  Notes payable to banks                     $      --               $      25
  Accounts payable                                 573                     685
  Accrued compensation and employee benefits        91                      99
  Accrued marketing and distribution               234                     278
  Accrued warranty and related                     124                     128
  Accrued restructuring costs                       77                     180
  Other current liabilities                        290                     423
                                                ______                  ______

Total current liabilities                        1,389                   1,818

Long-term debt                                     953                     951
Deferred tax liabilities                           213                     264

Shareholders' equity:

  Series A non-voting convertible preferred
    stock, no par value; 150,000 shares
    authorized, issued and outstanding             150                     150
  Common stock, no par value; 320,000,000 shares
    authorized; 133,130,984 shares issued and
    outstanding at June 26, 1998 (127,949,220
    shares at September 26, 1997)                  592                     498
Retained earnings                                  792                     589
Other                                             (48)                    (37)
                                                ______                  ______

Total shareholders' equity                       1,486                   1,200
                                                ______                  ______

                                             $   4,041               $   4,233
                                                ______                  ______

See accompanying notes to condensed consolidated financial statements
(unaudited).

                             APPLE COMPUTER, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                             (Dollars in millions)

                                                     NINE MONTHS ENDED
                                              June 26, 1998       June 27, 1997
Cash and cash equivalents, beginning of the period   $1,230             $1,552

Operating:
Net income (loss)                                       203              (884)
Adjustments to reconcile net income (loss) to cash
  generated by (used for) operating activities:
    Depreciation and amortization                        88                 77
    Loss on sale of property, plant, and equipment       --                 31
    In-process research and development                   7                375
    Gain on equity investment in ARM                   (40)                 --
    Provision for deferred income taxes                   6               (54)
Changes in operating assets and liabilities, net
  of effects of acquisition of NeXT:
    Accounts receivable                                 112                297
    Inventories                                         308                128
    Other current assets                                 68                 55
    Accounts payable                                  (112)                 20
    Accrued restructuring costs                        (73)                 83
    Other current liabilities                         (115)              (133)
                                                      _____              _____
Cash generated by (used for) operating activities       452                (5)

Investing:
Purchase of short-term investments                  (1,620)              (781)
Proceeds from sales and maturities of
  short-term investments                              1,059                762
Net proceeds from sale of property,
  plant, and equipment                                   79                 12
Purchase of property, plant, and equipment             (29)               (42)
Cash paid for acquisition of technology                (10)                 --
Proceeds from sale of ARM shares                         24                 --
Cash used to acquire NeXT                                --              (384)
Other                                                    27               (49)
                                                      _____               _____
Cash used for investing activities                    (470)              (482)

Financing:
Decrease in notes payable to banks                     (25)               (59)
Increase in long-term borrowings                          2                 --
Increase in common stock                                 14                 12
                                                      _____               _____
Cash used for financing activities                    (9)                 (47)

Total cash used                                        (27)              (534)

Cash and cash equivalents, end of the period        $ 1,203            $ 1,018
                                                      _____               _____

Supplemental cash flow disclosures:
  Cash paid during the period for interest           $    50           $    51
  Cash received during the period for
    income taxes, net                                $   14            $    23

See accompanying notes to condensed consolidated financial statements
(unaudited).

                              APPLE COMPUTER, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation
Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Condensed Consolidated Financial Statements (Unaudited). The results for interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 26, 1997, included in its Annual Report on Forms 10-K and 10-K/A for the year ended September 26, 1997 (the "1997
Form 10-K").

Note 2 - Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." In accordance with SFAS 128, primary earnings per share has been replaced with basic earnings per share, and fully diluted earnings per share has been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and convertible securities. Prior periods presented have been presented to conform to SFAS 128; however, as the Company had a net loss in those periods, basic and diluted loss per share are the same as the primary loss per share previously reported.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method. For fiscal years 1997, 1996, 1995, 1994, and 1993, basic earnings (loss) per share was $(8.29), $(6.59), $3.50,
$2.63, and $0.74, respectively. For those same fiscal years, there were no material differences between amounts previously reported as fully diluted earnings (loss) per share and diluted earnings (loss) per share calculated in accordance with SFAS 128.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except net income (loss) and per share amounts)

                    For the Three Months Ended        For the Nine Months Ended
                      June 26,        June 27,         June 26,        June 27,
                         1998            1997             1998            1997
Numerator:
  Numerator for basic
    earnings (loss) per
    share -- Net income
    (loss) (in millions)  $   101       $    (56)       $    203      $   (884)
  Interest expense on
    convertible debt           11              --             --             --
  Numerator for diluted
    earnings (loss) per
    share - Adjusted net
    income (loss)
    (in millions)         $   112       $    (56)       $    203      $   (884)

Denominator:
  Denominator for basic
    earnings (loss) per
    share -- weighted
    average shares
    outstanding           133,068       126,500         130,971        125,547

Effect of dilutive securities:
  Convertible preferred
    stock                   9,091            --           9,091              --
  Dilutive options          6,985            --           5,115              --
  Convertible debt         22,642            --              --              --
  Dilutive potential
    common shares          38,718            --          14,206              --

Denominator for diluted
  earnings (loss) per share -
  adjusted weighted-average
  shares and assumed
  conversions             171,786        126,500        145,177        125,547

Basic earnings (loss)
  per share               $  0.76       $ (0.44)        $  1.55       $  (7.04)
Diluted earnings (loss)
  per share               $  0.65       $ (0.44)        $  1.40       $  (7.04)


The Company has outstanding $661 million of unsecured convertible subordinated notes (the "Notes") which are convertible by their holders into approximately
22.6 million shares of common stock at a conversion price of $29.205 per share subject to the adjustments as defined in the Note agreement. The common shares represented by these Notes upon conversion were included in the computation of diluted earnings per share for the three months ended June 26, 1998, as the effect of using the if-converted method was dilutive for that period. The common shares represented by these Notes were not included in the computation of diluted earnings per share for other periods presented because the effect of using the if-converted method for those periods would be anti-dilutive. For additional disclosures regarding the outstanding preferred stock, employee stock options and the Notes, see the 1997 Form 10-K.

Note 3 - Restructuring Activities
In the second quarter of 1996, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of $179 million after subsequent adjustments recorded in the fourth quarter of 1996. During 1997, the Company announced and began to implement supplemental restructuring actions to meet the foregoing objectives of the plan. The Company recognized a $217 million charge during 1997 for the estimated incremental costs of those actions, including approximately $8 million of costs related to the termination of the Company's former Chief Executive Officer. The combined restructuring actions consist of terminating approximately 4,200 full-time employees, approximately 3,400 of whom have been terminated from the second quarter of 1996 through June 26, 1998, excluding employees who were hired by SCI Systems, Inc. and MCI Systemhouse, the purchasers of the Company's Fountain, Colorado manufacturing facility and the Napa, California data center facility, respectively; canceling or vacating certain facility leases as a result of those employee terminations; writing down certain land, buildings and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts for projects and technologies that are not central to the Company's core business strategy. The restructuring actions under the plan have resulted in cash expenditures of $236 million and noncash asset write-downs of $83 million from the second quarter of 1996 through June 26, 1998. The Company has periodically made adjustments to the categories and timing of expected restructure spending based on revised estimates. The Company expects that the remaining $77 million accrued balance as of June 26, 1998 will result in cash expenditures of approximately $35 million over the next three months and $25 million thereafter. The remaining contemplated restructuring actions related to the plan will be initiated before the end of fiscal 1998 and completed before the end of calendar year 1998. Remaining restructuring actions are expected to be financed through current working capital.

The following table depicts the restructuring activity through June 26, 1998:

                                                                  (In millions)
               Balance as of                                    Balance as of
Category       September 26, 1997   Spending     Adjustments     June 26, 1998
Payments to employees
  involuntarily
terminated  (C)            $   76       $  49            $ --             $  27
Payments on canceled
  or vacated facility
leases (C)                     25           9               3                19
Write-down of operating
assets to be sold (N)          39          30               8                17
Payments on canceled
contracts (C)                  40          15            (11)                14
                            ___________________________________________________
                             $180        $103            $ --             $  77
(C): Cash; (N): Noncash.


Note 4 - Stock Option Exchange
In order to address concerns regarding the retention of the Company's key employees, in December 1997 the Board of Directors approved an option exchange program which allowed employees to exchange all (but not less than all) of their existing options (vested and unvested) with an exercise price of greater than $13.6875 on a one-for-one basis for new options with an exercise price of $13.6875, the fair market value of the Company's common stock on December 19, 1997, and a new four year vesting schedule beginning in December 1997. A total of 4.4 million options with a weighted-average exercise price of $20.01 per share were exchanged for new options as a result of this program.

Note 5 - Equity Investment Gains
As of March 27, 1998, the Company owned 37.4% of the outstanding stock of ARM Holdings plc ("ARM"), a privately held company in the United Kingdom involved in the design of high performance microprocessors and related technology. The Company accounts for this investment using the equity method. On April 17, 1998, ARM completed an initial public offering of its stock on the London Stock Exchange and the NASDAQ National Market. The Company sold 18.9% of its shares in the offering for a gain before foreign taxes of approximately $24 million which was recognized as other income. Foreign taxes recognized on this gain were approximately $7 million.

At the time an equity method investee sells existing or newly issued common stock to unrelated parties in excess of its book value, the equity method requires that the net book value of the investment be adjusted to reflect the investor's share of the change in the investee's shareholders' equity resulting from the sale. It is the Company's policy to record an adjustment reflecting its share of the change in the investee's shareholders' equity resulting from such a sale as a gain or loss in other income. Consequently, the Company also recognized in the third quarter of 1998 other income of approximately $16 million to reflect its remaining 25.9% ownership interest in the increased net book value of ARM following its initial public offering. As of June 26, 1998, the carrying value of the Company's investment in ARM was approximately $21 million. The fair value of this investment at that date based on listed market values was approximately $219 million. The Company is subject to a "lock-up" agreement under which it is restricted from selling any of its ARM shares before October 16, 1998. The Company will continue to account for its investment in ARM using the equity method.

Note 6 - Technology Acquisition
In May 1998, the Company acquired certain technology that was under development. The acquisition resulted in the recognition of $7 million of purchased in-process research and development which was charged to operations upon acquisition.

Note 7 - Recent Accounting Pronouncements
In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition" which establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997 and may require the Company to modify certain aspects of its revenue recognition policies. The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's consolidated results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of the Statement is permitted. The Company is still in the process of assessing the impact that the Statement will have on the Company's consolidated financial statements.

Note 8 - Contingencies
The Company is subject to various legal proceedings and claims which are discussed in detail in the 1997 Form 10-K and in the Form 10-Q for the period ended December 27, 1997. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

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

Note 9 - Reclassifications
Certain amounts in the 1997 Condensed Consolidated Statement of Cash Flows have been reclassified to conform to the 1998 presentation.

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

Results of Operations
(Tabular information: Dollars in millions, except per share amounts)

                              Third Quarter              Nine Months Ended
                                                       June 26,  June 27,
                              1998   1997  Change        1998      1997  Change
                             ______________________   _________________________
Net sales                     $1,402   $1,737   (19%)    $4,385   $5,467  (20%)
Gross margin                  $  360   $  348      3%    $1,062   $1,048    1%
   Percentage of net sales       26%      20%               24%      19%
Research and development      $   76   $  101   (25%)    $  230   $  391  (41%)
   Percentage of net sales        5%       6%                5%       7%
Selling, general and
  administrative            $   216    $  307   (30%)    $  673   $1,027  (34%)
   Percentage of net sales       15%      18%               15%      19%
Special Charges
  In-process research and
    development               $    7   $   --      NM    $    7   $  375     NM
   Percentage of net sales       --%      --%              --%       7%
Restructuring costs           $   --   $   --      NM    $   --   $  155     NM
   Percentage of net sales       --%      --%              --%       3%
Interest and other income
  (expense), net              $   48   $    4   1100%    $   63   $   16   294%
Provision for income taxes    $    8   $   --      NM    $   12   $   --     NM
  Effective tax rate              7%      --%               6%      --%
Net income (loss)             $  101   $  (56)   280%   $  203    $ (884)  123%
Basic earnings (loss)
  per share                   $ 0.76   $(0.44)   273%    $ 1.55   $(7.04)  122%
Diluted earnings (loss)
per share                     $ 0.65   $(0.44)   248%    $ 1.40   $(7.04)  120%

(Tabular information: Dollars in millions, except per share amounts)

                            Third      Second
                            Quarter    Quarter
                              1998       1998  Change
                             ______________________

Net sales                     $1,402   $1,405     --%
Gross margin                  $  360   $  349      3%
   Percentage of net sales       26%      25%
Research and development      $   76   $   75      1%
   Percentage of net sales        5%       5%
Selling, general and
  administrative              $  216   $  223    (3%)
   Percentage of net sales       15%      16%
Special Charges
  In-process research and
    development               $    7   $   --      NM
   Percentage of net sales       --%      --%
Interest and other income
  (expense), net              $   48   $    8    500%
Provision for income taxes    $    8   $    4    100%
  Effective tax rate              7%       7%
Net income                    $  101   $   55     84%
Basic earnings per share      $ 0.76   $ 0.42     81%
Diluted earnings per share    $ 0.65   $ 0.38     71%


NM: Not Meaningful

Net Sales

Net sales represent the Company's gross sales net of returns, rebates, discounts and price protection. Net sales for the third quarter and first nine months of 1998 were $1.402 billion and $4.385 billion, respectively, decreases of 19% and 20%, respectively, over the corresponding periods in 1997. The decline in net sales is attributable to several factors. The Company has experienced a $355 million decrease in net sales of peripheral products between the first nine months of 1998 and the same period in 1997 primarily due to the discontinuance by the Company of certain imaging and display products. Net sales in Asia were adversely affected primarily by the region's current economic problems, declining 37% or $476 million during the first nine months of 1998 compared to the same period in 1997. The average revenue per Macintosh system, a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales, fell 7% and 6%, respectively, between the third quarter and first nine months of 1998 compared to the corresponding periods in 1997, reflecting the effect of aggressive pricing of the Company's Power Macintosh G3 systems introduced in the first quarter of fiscal 1998, the decline in net sales from the phase out of certain peripheral products, and the overall industry trend towards lower-priced products. Lastly, overall
CPU units sales for the comparable nine month periods decreased approximately 14% from 1997.

Net sales were unchanged in the third quarter of 1998 compared with the second quarter of 1998. A slight sequential decrease in unit sales from 650 thousand in the second quarter of 1998 to 644 thousand in the third quarter was offset by an increase in the average revenue per Macintosh system of 2%. The slight overall decline in unit sales is primarily attributable to the lack of available consumer oriented products and production capacity constraints related to the introduction of new PowerBook G3 systems at the end of the third quarter of 1998. The overall product mix continued to shift towards products incorporating the Power Macintosh G3 microprocessor. Sales of G3 powered Macintosh systems accounted for approximately 84% of Macintosh systems shipped during the third quarter of 1998 as compared to 51% of Macintosh systems shipped during the prior quarter. Net sales of imaging and display products decreased by $25 million to $127 million in the third quarter of 1998 compared with the prior quarter reflecting the continuing phase-out of most imaging and display products.

International sales for the three and nine month periods ended June 26, 1998 represented 43% and 47%, respectively, of consolidated net sales in each of the periods versus 53% for the same periods in 1997. International net sales fell 35% in the third quarter of 1998 compared with the same period of 1997, primarily due to decreased revenue in the European and Japanese markets as a result of significant decreases in Macintosh unit sales and the average revenue per Macintosh system, partially offset by increases in the average revenue per peripheral unit. Overall sales in the European and Japanese markets were negatively affected during the current quarter by the lack of available consumer oriented products. Sales in Asia were also negatively affected by the region's continuing economic problems. Domestic net sales increased slightly in the third quarter of 1998 over the comparable period of 1997 due to increases in unit sales of Macintosh systems, partially offset by decreases in the average revenue per Macintosh system and in peripheral unit sales.

The Company anticipates modest sequential quarterly revenue growth for the fourth quarter of fiscal 1998, and year-over-year quarterly revenue growth is not expected before the first quarter of fiscal 1999. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition".

Gross Margin

Gross margin increased as a percentage of sales during the third quarter and the first nine months of 1998 compared to the corresponding periods of 1997, and increased from the second quarter of 1998 to the third quarter of 1998 from 25% to 26% of sales. These increases were primarily a result of a shift in revenue mix towards the Company's higher margin Power Macintosh G3 systems and newer PowerBook G3 systems, the unusually low volume of lower margin consumer products shipped during the third quarter of 1998, and the continuing benefits derived from new distribution channel policies and improved inventory management.

As consumer products become a larger share of the Company's net sales over upcoming quarters, management anticipates that gross margins will trend down gradually. The foregoing statement is forward looking. The Company's actual results could differ because of several factors, including those set forth in the following paragraph and below in the subsection entitled "Factors That May Affect Future Results and Financial Condition".

There can be no assurance that anticipated consolidated gross margin levels will be achieved or that current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

Research and Development

Expenditures for research and development decreased in amount and as a percentage of net sales during the third quarter and the first nine months of

1998 compared to the corresponding periods of 1997, and remained relatively flat in amount and as a percentage of net sales during the third quarter of 1998 compared with the second quarter of 1998. These reductions on a year-over-year basis are due to various restructuring actions which resulted in reductions in headcount and cancellation of certain research and development projects.

Selling, General and Administrative

Selling, general and administrative expenses decreased in amount and as a percentage of net sales during the third quarter and the first nine months of 1998 compared to the corresponding periods of 1997 and during the third quarter of 1998 compared to the second quarter of 1998. These decreases are due to various restructuring actions which resulted in reductions in headcount, the closing of facilities, the write-down of assets, and changes to distribution channel policies.

Special Charges

In May 1998, the Company acquired certain technology that was under development. The acquisition resulted in the recognition of $7 million of purchased in-process research and development which was charged to operations upon acquisition.

During the first nine months of 1997, the Company recognized a $375 million charge for purchased in-process research and development in connection with the acquisition of NeXT Software, Inc. ("NeXT") and a $155 million charge for restructuring costs. For further information regarding the Company's restructuring actions, see Note 3 to the Condensed Consolidated Financial Statements.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, is comprised of interest income on the Company's cash and investment balances, interest expense on the Company's debt, gains and losses recognized on investments accounted for using the equity method, certain foreign exchange gains and losses and other miscellaneous income and expense items.

As of March 27, 1998, the Company owned 37.4% of the outstanding stock of ARM Holdings plc ("ARM"), a privately held company in the United Kingdom involved in the design of high performance microprocessors and related technology. The Company accounts for this investment using the equity method. On April 17, 1998, ARM completed an initial public offering of its stock on the London Stock Exchange and the NASDAQ National Market. The Company sold 18.9% of its shares in the offering for a gain before foreign taxes of approximately $24 million which was recognized as other income. Foreign taxes recognized on this gain were approximately $7 million. The Company also recognized other income of approximately $16 million to reflect the increase in its remaining 25.9% ownership interest in the net book value of ARM following its initial public offering.

Provision for Income Taxes

As of June 26, 1998, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $658 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities.
As of June 26, 1998, a valuation allowance of $173 million was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of approximately $85 million of the asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate approximately $245 million of future U.S. taxable income. Management believes that it is more likely than not that forecasted U.S. income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to utilize the tax carryforwards prior to their expiration in 2011 and 2012 to fully recover this asset. However, there can be no assurance that the Company will meet its expectations of future U.S. taxable income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's consolidated financial results. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The Company's effective tax rate for the first nine months of 1998 was only 5.6% due primarily to the reversal of a portion of the previously established valuation allowance and certain undistributed foreign earnings for which no U.S. taxes were provided.

Liquidity and Capital Resources

The Company's total cash, cash equivalents, and short-term investments increased to $1,993 million as of June 26, 1998, from $1,459 million as of September 26, 1997. The Company's cash and cash equivalent balances as of June 26, 1998 and September 26, 1997 include $58 million and $165 million, respectively, pledged as collateral to support letters of credit primarily associated with the Company's purchase commitments under the terms of the 1996 sale of the Company's Fountain, Colorado, manufacturing facility to SCI. On April 24, 1998, SCI notified the Company that certain performance measures defined within the letter of credit agreement had been met by the Company. As a result, effective as of May 29, 1998, the letter of credit and the amount pledged as collateral by the Company to support the letter of credit was reduced by $100 million to $50 million. Should the Company fail to meet those performance measures in the future, it is possible that some or all of the letter of credit and supporting collateral would have to be reestablished.

Cash generated by operations during the first nine months of 1998 totaled $452 million. Cash generated by operations was primarily the result of positive earnings and decreases in accounts receivable and inventories, partially offset by decreases in accounts payable and other current liabilities and payments related to restructuring actions.

Net cash used for the purchase of property, plant, and equipment totaled $29 million in the first nine months of 1998, and consisted primarily of increases in manufacturing equipment and tooling. The Company expects that the level of capital expenditures in the fourth quarter of 1998 will be consistent with those experienced through the first three quarters of 1998.

The Company believes that its existing cash, cash equivalents and short-term investments balances will be sufficient to meet its cash requirements over the next twelve months. Expected cash requirements over the next twelve months include an estimated $60 million to effect actions under the restructuring plan, most of which will be effected during 1998. No assurance can be given that any additional required financing could be obtained should the restructuring plan take longer to implement than anticipated or be unsuccessful. If the Company is unable to obtain such financing, its liquidity, results of operations, and financial condition could be materially adversely affected.

Over the last two years, the Company's debt ratings have been downgraded to non-investment grade. As of March 27, 1998, the Company's senior and subordinated long-term debt ratings were B- and CCC, respectively, by Standard and Poor's Rating Agency, and B3 and Caa2, respectively, by Moody's Investor Services. In June 1998, Moody's upgraded the Company's senior debt to B2 from B3 and subordinated debt to Caa1 from Caa2 citing strengthened debtholder protection measurements as the major reason for the upgrade. At the same time, both Moody's and Standard and Poor's revised their outlooks on the Company to "positive" due to the Company's improved profitability and financial flexibility. Despite these recent upgrades, the Company's non-investment grade debt ratings will maintain pressure on the Company's cost of funds in future periods and may require the Company to pledge additional collateral or agree to more stringent debt covenants.

Year 2000 Compliance

Many currently installed computer systems, software products and other equipment utilizing microprocessors are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000 issue".

The Company is aware of the Year 2000 issue and has commenced a program to identify, remediate, test and develop contingency plans for, the Year 2000 issue (the "Y2K Program"), to be substantially completed by the fall of 1999. The Company has established a Year 2000 Project Management Office which is responsible for managing the Y2K Program as it relates to (1) the software and systems used in the Company's internal business; (2) the Company's software and hardware products delivered to customers; and (3) third party vendors, manufacturers and suppliers. The Company currently does not anticipate that the cost of the Y2K Program will be material to its financial condition or results of operations. Nevertheless, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems, its software and/or hardware products to be delivered to customers or the internal systems of one or more significant vendors, manufacturers or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth in the subsection entitled "Factors That May Affect Future Results and Financial Condition".

Factors That May Affect Future Results and Financial Condition

The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business which may cause the actual results to differ from those currently expected. The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns, and are also dependent upon its ability to effect a change in marketplace perception of the Company's prospects, including the viability of the Macintosh platform. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; risks associated with international operations, including economic and labor conditions, the continuing economic problems being experienced in Asia, political instability, tax laws, and currency fluctuations; increasing dependence on third-parties for manufacturing and other outsourced functions such as logistics; the availability of key components on terms acceptable to the Company; the continued availability of certain components essential to the Company's business currently obtained by the Company from sole or limited sources, including PowerPC RISC microprocessors developed by and obtained from IBM and Motorola; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current Mac OS and timely delivery of future versions of the Mac OS; the Company's ability to successfully integrate the technologies of NeXT, which was acquired in 1997; the Company's ability to successfully implement its strategic direction and restructuring actions, including reducing its expenditures; the Company's ability to attract, motivate and retain employees; the effects of significant adverse publicity; the availability of third-party software for particular applications; the effect of year 2000 compliance issues; the Company's ability to successfully replace its existing transaction systems in the U.S.; and the impact on the Company's sales, market share and gross margins as a result of the Company winding down its Mac OS licensing program.

For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 7 -- Management's Discussion and Analysis -- Factors That May Affect Future Results and Financial Condition" in the Company's 1997 Form 10-K.

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

Item 5. Other Information

The Company anticipates holding its annual meeting of shareholders on March 24, 1999. Shareholders who intend to present proposals at the next annual meeting of shareholders must send such proposals to the Company for receipt no later than October 14, 1998 in order for such proposals to be considered for inclusion in the proxy statement and form of proxy relating to such meeting.



Item 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

Exhibit
Number     Description

    27     Financial Data Schedule.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                             APPLE COMPUTER, INC.
                                  (Registrant)








                                       By:  /s/Fred D. Anderson

                                       Fred D. Anderson
                                       Executive Vice President and
                                       Chief Financial Officer
                                       August 10, 1998

INDEX TO EXHIBITS

Exhibit
Index
Number        Description                        Page


    27        Financial Data Schedule.           24