Form 10-K405
period 1998-09-25
APPLE COMPUTER INC
filed 1998-12-23
CIK 320193

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-10030
                            ------------------------

                              APPLE COMPUTER, INC.
             (Exact name of Registrant as specified in its charter)

                 CALIFORNIA                                      942404110
        (State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation or organization)

               1 INFINITE LOOP                                     95014
            CUPERTINO, CALIFORNIA                               (Zip Code)
  (Address of principal executive offices)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $4,003,770,634 as of December 11, 1998, based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

    135,319,779 shares of Common Stock Issued and Outstanding as of December 11, 1998

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

    The Company designs, manufactures and markets microprocessor-based personal computers and related personal computing and communicating solutions for sale primarily to education, creative, consumer, business and government customers. Substantially all of the Company's net sales to date have been derived from the sale of personal computers from its Apple Macintosh-Registered Trademark- line of computers and related software and peripherals. The Company operates in one principal industry segment across geographically diverse marketplaces.

    During 1998, the Company continued and essentially completed a restructuring plan commenced in 1996 aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The Company's restructuring actions included the termination of employees, closure of facilities, and cancellation of contracts. Further information regarding these restructuring actions may be found in Part II, Item 7 of this Annual Report on Form 10-K (the "Form 10-K") under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 on this Form 10-K at
Note 4 to the Notes to Consolidated Financial Statements, which information is hereby incorporated by reference.

PRINCIPAL HARDWARE PRODUCTS

    Apple Macintosh personal computers were first introduced in 1984, and are characterized by their intuitive ease of use, innovative industrial designs and applications base, and built-in networking, graphics and multimedia capabilities. The Company offers a wide range of personal computing products, including personal computers, related peripherals, software, and networking and connectivity products. All of the Company's Macintosh products employ PowerPC RISC-based microprocessors.

    POWER MACINTOSH

    The Power Macintosh G3 line of high-performance personal computers is targeted at business and professional users and is designed to meet the speed, expansion and networking needs of the most demanding Macintosh user. With the addition of Apple networking software, Power Macintosh G3 systems can be used as workgroup servers.

    IMAC

    Introduced in August 1998, iMac is targeted at the education and consumer markets. With an innovative industrial design, easy internet access and a powerful PowerPC G3 microprocessor, iMac is suitable for a wide range of education and consumer applications.

    POWERBOOK G3

    The PowerBook G3 family of portable computer products is specifically designed for mobile computing needs. All PowerBook personal computers include software designed to enhance mobile computing. The Company currently plans to introduce a portable Macintosh product in 1999 aimed at the education and consumer market.

    PERIPHERAL PRODUCTS

    The Company sells certain associated computer peripherals including LaserWriter-Registered Trademark- printers and a range of high quality, precision color monitors. During fiscal 1998, the Company significantly reduced the number of its imaging and display products. The Company also discontinued its MessagePad and eMate product lines. The discontinuance of these peripheral products and portable computing products was part of the overall effort by the Company to simplify and focus its efforts on those products perceived as critical to the Company's future success.

PRINCIPAL SOFTWARE PRODUCTS

    OPERATING SYSTEM SOFTWARE AND APPLICATION SOFTWARE

    The Company's operating system software, Mac OS, provides Macintosh computers with an easy, consistent user interface. The latest version, Mac OS 8.5, began shipping in October 1998 and delivers Sherlock, Apple's new search feature; fast network copy performance; and PowerPC native AppleScript for greater speed and system automation. The Company plans to continue to introduce major upgrades to the current Mac OS and later to introduce a new operating system, Mac OS X, which is expected to offer advanced functionality based on software technologies of Apple and certain technologies of NeXT Software, Inc. ("NeXT") which the Company acquired in 1997.

    The Company also develops and distributes extensions to the Macintosh system software, such as utilities, languages and developer tools. The Company continues to develop QuickTime, its market-leading cross platform digital media technology. With the launch of QuickTime 3 in 1998, the Company received revenues for QuickTime for the first time. WebObjects, a leading software product in the emerging application server market, is also part of Apple's software portfolio. Targeted at Windows NT and UNIX platforms, future versions will also run on Apple hardware. FileMaker Corporation (formerly Claris Corporation), a wholly-owned subsidiary of the Company, develops, publishes, and distributes database management application software for Mac OS and Windows-based systems. Further, the Company has developed and currently markets Appleworks 5, formerly Clarisworks, an integrated suite of software applications that combines word processing, database, spreadsheet, drawing and communications capabilities in a single software package for both Mac OS and Windows.

    INTERNET INTEGRATION

    Apple's Internet strategy is focused on delivering seamless integration with and access to the Internet throughout the Company's product lines. An easy Internet Setup Assistant is an integral part of Mac OS 8.5, the latest version of the Macintosh operating system.

    THIRD PARTY SOFTWARE DEVELOPERS

    Over the past year, particularly since the announcement of iMac, software developers have demonstrated renewed interest in the Macintosh platform. Microsoft delivered a new version of their productivity software--Office 98:
Macintosh Edition--in early 1998, and since iMac was announced in May 1998 over 1,000 new or revised software titles have been announced for the Macintosh platform.

    The Company previously entered into agreements to license its Mac OS to other personal computer vendors (the "Clone Vendors") as part of an effort to increase the installed base for the Macintosh platform. In fiscal 1997, the Company determined that the benefits of licensing the Mac OS to the Clone Vendors under these agreements were more than offset by the impact and costs of the licensing program. As a result, the Company acquired certain assets, including the license to distribute the Mac OS, of Power Computing Corporation ("PCC"), a Clone Vendor, and does not plan to extend or reinstate its other Mac OS licensing agreements.

    Further information regarding the Company's products may be found in Part II, Item 7 of this Form 10-K under the subheading "Competition" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

MARKETS AND DISTRIBUTION

    The Company's customers are primarily in the education, creative, consumer, business and government markets. Certain customers are attracted to Macintosh computers for a variety of reasons, including the reduced amount of training resulting from the Macintosh computer's intuitive ease of use, industrial design features of the Company's hardware products, the ability of Macintosh computers to network and communicate with other computer systems and environments, and the availability of a wide variety of certain user-friendly application software.

    Apple personal computers were first introduced to education customers in the late 1970s. In the U.S., the Company is one of the major suppliers of personal computers for both elementary and secondary school customers, as well as for college and university customers. The Company is also a supplier to institutions of higher education outside of the U.S.

    The U.S. represents the Company's largest geographic marketplace. The U.S. is part of the Apple Americas organization which focuses on the Company's sales, marketing, and support efforts in North and South America. Products sold in the western hemisphere are primarily manufactured in the Company's facilities in California and Singapore and under contract by external manufacturing vendors.

    Approximately 45% of the Company's net sales in fiscal 1998 came from its international operations. The Company's international sales and services divisions consist of: Apple Americas; Apple Europe, Middle East and Africa ("Apple EMEA"); Apple Japan; and Apple Asia Pacific (which does not include Japan). The marketing divisions focus on sales, marketing and distribution in their regions. Products sold by Apple EMEA are manufactured primarily in the Company's facility in Cork, Ireland, and by external manufacturing vendors. Products sold by Apple Japan and Apple Asia Pacific are manufactured primarily in the Company's facility in Singapore and by external manufacturing vendors.

    The Company distributes its products through wholesalers, resellers, national and regional retailers, cataloguers, and directly to education institutions for resale (collectively referred to as "resellers"). In November 1997, the Company began selling many of its products directly to end users in the U.S. through the Company's on-line store. Throughout fiscal 1998, the Company revised its distribution channel model and related policies. As a result, the Company has significantly reduced the number of its distributors, authorized resellers, and national retail channel partners, particularly in the United States. The Company also revised its distribution channel policies by decreasing the price protection and stock return privileges of its remaining distributors and resellers.

RAW MATERIALS

    Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application-specific integrated circuits) are currently obtained by the Company from single or limited sources. Any availability limitations, interruption in supplies, or price increases relative to these and other components could adversely affect the Company's business and financial results. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source, until the Company has evaluated whether there is a need for additional suppliers. In situations where a component or product utilizes new technologies, there may be initial capacity constraints until such time as the suppliers' yields have matured. Components are normally acquired through purchase orders, as is common in the industry, typically covering the Company's requirements for periods from 60 to 120 days. However, the Company continues to evaluate the need for a supply contract in each situation.

    If the supply of a key single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipment of completed products to the Company, the Company's ability to ship products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternate source. The Company believes that the component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon the Company's business and financial position include, at this time: IBM Corporation, Motorola, Inc, Canon, Inc., Matsushita, Samsung Electronics, Alps Electronics, Logitech, OPTi, Inc., ATI Technologies, Inc., Quanta Computer, Inc., NatSteel Electronics PTE Ltd., Singapore Technologies PTE Ltd., Jabil Circuits Inc., and LG Electronics. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. The Company believes that many of its single-source suppliers, including most of the foregoing companies, are reliable multinational corporations. The Company also believes most of these suppliers manufacture the relevant components in multiple plants. The Company further believes that its long-standing business relationships with these and other key suppliers are strong and mutually beneficial in nature.

    The Company has from time to time experienced significant price increases and limited availability of certain components that are available from multiple sources. Any similar occurrences in the future could have an adverse affect on the Company's operating results.

    Further discussion relating to availability and supply of components and product may be found in Part II, Item 7 of this Form 10-K under the subheading "Inventory and Supply" included under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 10, "Concentrations of Risk," which information is hereby incorporated by reference.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

    The Company currently holds rights to patents and copyrights relating to certain aspects of its computer and peripheral systems. In addition, the Company has registered, and/or has applied to register, trademarks in the U.S. and a number of foreign countries for "Apple", the Apple silhouette logo, the Apple color logo, "Macintosh", and numerous other product trademarks. In 1986, the Company acquired ownership of the trademark "Macintosh" for use in connection with computer products. Although the Company believes that the ownership of such patents, copyrights, and trademarks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

    Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible that certain components of the Company's products may unknowingly infringe existing patents of others; although, the Company is not aware of any such instances currently. The Company has from time to time entered into cross-licensing agreements with other companies.

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

SIGNIFICANT CUSTOMERS

    No customer accounted for more than 10% of the Company's net sales in 1998, 1997 or 1996.

BACKLOG

    In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following introduction of new products because of overordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, backlog should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance.

COMPETITION

    The market for the design, manufacture and sale of personal computers and related software and peripheral products is highly competitive. It continues to be characterized by rapid technological advances in both hardware and software development that have substantially increased the capabilities and applications of these products, and has resulted in the frequent introduction of new products. The principal competitive factors in this market are relative price/performance, product quality and reliability, availability of software, product features, marketing and distribution capability, service and support, availability of hardware peripherals, and corporate reputation.

    The Company is currently the primary maker of hardware that uses the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers that run Microsoft operating systems. The Company believes that the Mac OS, with its perceived advantages over Windows, and the general reluctance of the Macintosh installed base to incur the costs of switching platforms, have been driving forces behind sales of the Company's personal computer hardware for the past several years. Recent innovations in the Windows platform, including those included in Windows 98 and Windows NT, or those expected to be included in new versions of Windows to be introduced in the future, have added features to the Windows platform that make the differences between the Mac OS and Microsoft's Windows operating systems less significant. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows platform. The Company's future consolidated operating results and financial condition are substantially dependent on its ability to continue to develop improvements to the Macintosh platform in order to maintain perceived functional advantages over competing platforms.

    Further discussion relating to the competitive conditions of the personal computing industry and the Company's competitive position in the market place may be found in Part II, Item 7 of this Form 10-K under the subheading "Competition," included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

RESEARCH AND DEVELOPMENT

    Because the personal computer industry is characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, system software, networking and communications, and the Internet. The Company's research and development expenditures, before charges for in-process research and development, totaled $303 million, $485 million, and $604 million in 1998, 1997, and 1996, respectively. The declines in total expenditures for research and development over the last two years were principally due to continued restructuring actions intended to focus the Company's research and development efforts on those projects perceived as critical to the Company's future success.

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

EMPLOYEES

    As of September 25, 1998, Apple and its subsidiaries worldwide had 6,658 regular employees, and an additional 3,005 temporary or part-time contractors and employees.

FOREIGN AND DOMESTIC OPERATIONS AND GEOGRAPHIC DATA

    Information regarding financial data by geographic area and the risks associated with international operations is set forth in Part II, Item 8 of this Form 10-K at Note 11, "Industry Segment and Geographic Information," and in Part II, Item 7 of this Form 10-K under the subheading "Global Market Risks," included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

    Margins on sales of Apple products in foreign countries, and on domestic sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and anti-dumping penalties.

ITEM 2. PROPERTIES

    The Company's headquarters are located in Cupertino, California. The Company has manufacturing facilities in Sacramento, California, Cork, Ireland, and Singapore. As of September 25, 1998, the Company leased approximately 2.9 million square feet of space, primarily in the U.S., and to a lesser extent, in Europe and the Asia/Pacific region. Leases are generally for terms of five to ten years, and usually provide renewal options for terms of up to five additional years.

    The Company owns its manufacturing facilities in Cork, Ireland, and Singapore, which total approximately 785,000 square feet. The Company also owns a 725,000 square-foot facility in Sacramento, California, which is used as a manufacturing, warehousing and distribution center. In addition, the Company owns 930,000 square feet of facilities located in Cupertino, California, used for research and development and corporate functions. Outside the U.S., the Company owns additional facilities totaling approximately 347,000 square feet.

    The Company believes that its existing facilities and equipment are well maintained and in good operating condition. The Company has invested in internal capacity and strategic relationships with outside manufacturing vendors, and therefore believes it has adequate manufacturing capacity for the foreseeable future. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

    Information regarding critical business operations that are located near major earthquake faults is set forth in Part II, Item 7 of this Form 10-K under the subheading "Other Factors" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

    Information regarding legal proceedings is set forth in Part II, Item 8 of this Form 10-K at Note 9 under the subheading "Litigation," which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 25, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS

    The Company's common stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol AAPL, on the Tokyo Stock Exchange under the symbol APPLE, and on the Frankfurt Stock Exchange under the symbol APCD. Options are traded on the Chicago Board Options Exchange and the American Stock Exchange. As of December 11, 1998, there were 28,021 shareholders of record.

    The Company began declaring quarterly cash dividends on its common stock in April 1987 and subsequently suspended paying dividends in the second quarter of 1996. The dividend policy is determined by the Board of Directors and is dependent on the Company's earnings, capital requirements, financial condition and other factors. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

    The price range per common share represents the highest and lowest prices for the Company's common stock on the Nasdaq National Market during each quarter.

                                        FOURTH QUARTER      THIRD QUARTER     SECOND QUARTER      FIRST QUARTER
                                       -----------------  -----------------  -----------------  -----------------
Fiscal 1998 price range per common
  share..............................  $  43.75 - $28.06  $  31.63 - $24.69  $  28.00 - $12.75  $  24.75 - $12.94
Fiscal 1997 price range per common
  share..............................  $  29.75 - $12.75  $  19.88 - $14.63  $  23.25 - $15.12  $  27.75 - $21.38

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial information has been derived from the audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

        FIVE FISCAL YEARS ENDED SEPTEMBER 25, 1998
-----------------------------------------------------------
(IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)              1998       1997       1996       1995       1994
                                                             ---------  ---------  ---------  ---------  ---------
Net sales..................................................  $   5,941  $   7,081  $   9,833  $  11,062  $   9,189
Net income (loss)..........................................  $     309  $  (1,045) $    (816) $     424  $     310

Earnings (loss) per common share:
  Basic....................................................  $    2.34  $   (8.29) $   (6.59) $    3.50  $    2.63
  Diluted..................................................  $    2.10  $   (8.29) $   (6.59) $    3.45  $    2.61
Cash dividends declared per common share...................  $  --      $  --      $    0.12  $    0.48  $    0.48

Shares used in computing earnings (loss) per share (in
  thousands):
  Basic....................................................    131,974    126,062    123,734    121,192    117,808
  Diluted..................................................    167,917    126,062    123,734    123,047    118,735
Cash, cash equivalents, and short-term investments.........  $   2,300  $   1,459  $   1,745  $     952  $   1,258
Total assets...............................................  $   4,289  $   4,233  $   5,364  $   6,231  $   5,303
Long-term debt.............................................  $     954  $     951  $     949  $     303  $     305
Shareholders' equity.......................................  $   1,642  $   1,200  $   2,058  $   2,901  $   2,383

    In fiscal 1997, the Company acquired NeXT, resulting in the allocation to in-process research and development of a charge of $375 million for acquired in-process technologies with no alternative future use. Net charges related to the Company's restructuring plan of $217 million and $179 million were recognized in 1997 and 1996, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Operating Results and Financial Condition" below. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. All information is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS

    The following table sets forth annual results of operations for fiscal years 1998, 1997, and 1996 (in millions except unit shipment and per share amounts):

                                                       1998       CHANGE       1997       CHANGE       1996
                                                     ---------  -----------  ---------  -----------  ---------
Net sales..........................................  $   5,941         (16)% $   7,081         (28)% $   9,833
  Macintosh CPU unit sales (in thousands)..........      2,763          (4)%     2,874         (27)%     3,960
Gross margin.......................................  $   1,479           8%  $   1,368          41%  $     968
  Percentage of net sales..........................         25%                     19%                     10%
Research and development...........................  $     303         (38)% $     485         (20)% $     604
  Percentage of net sales..........................          5%                      7%                      6%
Selling, general and administrative................  $     908         (29)% $   1,286         (18)% $   1,568
  Percentage of net sales..........................         15%                     18%                     16%

Special charges:
  In-process research and development..............  $       7         (98)% $     375          NM   $  --
    Percentage of net sales........................     --    %                     5%                  --    %
  Restructuring costs..............................  $  --            (100)% $     217          21%  $     179
    Percentage of net sales........................     --    %                      3%                      2%
  Termination of license agreement.................  $  --            (100)% $      75          NM   $  --
    Percentage of net sales........................     --    %                      1%                 --    %
Interest and other income (expense), net...........  $      68         172%  $      25         (72)% $      88
Provision (benefit) for income taxes...............  $      20          NM   $  --             100%  $    (479)
Net income (loss)..................................  $     309          NM   $  (1,045)        (28)% $    (816)

Earnings (loss) per common share:
  Basic............................................  $    2.34          NM   $   (8.29)        (26)% $   (6.59)
  Diluted..........................................  $    2.10          NM   $   (8.29)        (26)% $   (6.59)

------------------------

NM: Not Meaningful

    The following table sets forth quarterly results of operations for fiscal 1998 and 1997 (in millions except unit shipment and per share amounts):

                                               YEAR ENDED SEPTEMBER 25, 1998                 YEAR ENDED SEPTEMBER 26, 1997
                                     --------------------------------------------------  -------------------------------------
                                       FOURTH        THIRD       SECOND        FIRST       FOURTH        THIRD       SECOND
                                       QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER      QUARTER
                                     -----------  -----------  -----------  -----------  -----------  -----------  -----------
Net sales..........................   $   1,556    $   1,402    $   1,405    $   1,578    $   1,614    $   1,737    $   1,601
  Macintosh CPU unit sales (in
    thousands).....................         834          644          650          635          652          697          602
Gross margin.......................   $     417    $     360    $     349    $     353    $     320    $     348    $     303
  Gross margin percentage..........          27%          26%          25%          22%          20%          20%          19%
Operating expenses.................   $     308    $     292    $     298    $     313    $     353    $     408    $     489
Special charges....................      --                7       --           --              137       --              530
Operating margin...................         109           61           51           40         (170)         (60)        (716)
  Operating margin percentage......           7%           4%           4%           3%         (11)%         (3)%        (45)%
Other income and (expense), net....   $       5    $      48    $       8    $       7    $       9    $       4    $       8
Income tax expense.................           8            8            4       --           --           --           --
Net income (loss)..................   $     106    $     101    $      55    $      47    $    (161)   $     (56)   $    (708)

Earnings (loss) per common share:
  Basic............................   $    0.79    $    0.76    $    0.42    $    0.37    $   (1.26)   $   (0.44)   $   (5.64)
  Diluted..........................   $    0.68    $    0.65    $    0.38    $    0.33    $   (1.26)   $   (0.44)   $   (5.64)


                                        FIRST
                                       QUARTER
                                     -----------
Net sales..........................   $   2,129
  Macintosh CPU unit sales (in
    thousands).....................         923
Gross margin.......................   $     397
  Gross margin percentage..........          19%
Operating expenses.................   $     521
Special charges....................      --
Operating margin...................        (124)
  Operating margin percentage......          (6)%
Other income and (expense), net....   $       4
Income tax expense.................      --
Net income (loss)..................   $    (120)
Earnings (loss) per common share:
  Basic............................   $   (0.96)
  Diluted..........................   $   (0.96)

OVERVIEW

    During 1998, the Company returned to profitability, reporting net income in all four quarters of the fiscal year. Profitability was achieved for several major reasons. First, the Company continued and essentially completed a restructuring plan which it began in 1996. The restructuring plan has led to reductions in headcount and related expenses in all areas of the Company's business and the write-down and disposal of certain operating assets. Consequently, operating expenses, not including cost of sales and special charges, declined $560 million or 32% to $1.21 billion in 1998 compared to 1997. Second, gross margin improved in 1998, rising to 25% of net sales in 1998 compared to 19% in 1997. In addition to benefits derived from the restructuring plan and an overall decline in component costs, margins were favorably affected by actions which improved overall inventory management and actions taken to simplify and focus the Company's product line. Third, the Company made changes to its distribution channel policies which further contributed to the decline in selling, general and administrative expenses and the increased gross margin.

    Despite the return to profitability in 1998, the Company reported sequential declines in quarterly net sales in each of the first three quarters of the fiscal year and reported year-over-year declines in net sales during every quarter of 1998. Despite positive signs of growth in the fourth quarter, including a sequential rise in net sales and unit sales over the third quarter and a year-over-over increase in unit sales over the fourth quarter of 1997, total net sales declined 16% in fiscal 1998 compared to 1997.

    The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; the availability of key components on terms acceptable to the Company; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current Mac OS and to make timely delivery of a new and substantially backward-compatible operating system; the Company's ability to successfully integrate technologies obtained from NeXT with those at Apple; the Company's ability to maintain the benefits derived from its restructuring actions, including maintaining the reduced level of expenditures; the Company's ability to attract, motivate and retain employees; and the availability of third-party software for particular applications. Potential risks and uncertainties that could affect the Company's future operating results and financial condition are discussed throughout this
Item 7, including the discussion under the heading "Factors That May Affect Results and Financial Condition."

NET SALES

    Net sales decreased $1.1 billion, or 16%, to $5,941 million in 1998, compared to a 28% decline in 1997. The decline during 1998 in net sales is attributable to several factors. The Company experienced a $454 million decrease in net sales of peripheral products during 1998 compared to 1997 principally due to the discontinuance by the Company of certain imaging and display products. The average revenue per Macintosh system, a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales, fell 11% to $2,095 during 1998 as compared to 1997, reflecting the effect of aggressive pricing of the Company's Power Macintosh G3 systems introduced in the first quarter of fiscal 1998, the decline in net sales from the phase out of certain peripheral products, the overall industry trend towards lower-priced products, and the Company's reentry during the fourth quarter of 1998 into the lower-priced consumer market. Lastly, overall Macintosh CPU units sales for 1998 declined approximately 4% from 1997. As discussed below, international net sales were particularly affected by these factors and by the economic conditions in Asia. The 28% decline in net sales in 1997 as compared to 1996 was due to declines in Macintosh CPU and peripheral unit sales of 27% and 33%, respectively, primarily as a result of a decline in worldwide demand for most of the Company's product families.

    Net sales increased sequentially during the fourth quarter of 1998 compared with the third quarter of 1998 by $154 million or 11%. Macintosh unit sales also increased sequentially during the fourth quarter, rising 190,000 units or 30% to a total of 834,000 units. The sequential increases in both net sales and unit sales experienced during the fourth quarter of 1998 are primarily attributable to introduction by the Company of the iMac, a moderately priced Macintosh system designed for the education and consumer markets. Sales of iMac accounted for 33% or 278,000 of the total Macintosh units shipped in the fourth quarter. While the Company did experience year-over-year growth in Macintosh unit shipments in the fourth quarter of 1998 as compared to the same period in 1997 of 182,000 units or 28%, net sales for the same period declined $58 million or 4%, reflecting the overall decline in the average revenue per Macintosh system discussed above. During the fourth quarter of 1998, the Company's product mix continued to shift towards products incorporating the Power Macintosh G3 microprocessor. Sales of G3 powered Macintosh systems accounted for approximately 98% of Macintosh units shipped during the fourth quarter of 1998 as compared to 84% during the prior quarter. Net sales of imaging and display products decreased by $10 million to $117 million in the fourth quarter of 1998 compared with the prior quarter reflecting the continuing phase-out of most imaging and many display products.

    International sales represented 45% of net sales in 1998 compared with 50% of net sales in 1997 and 52% of net sales in 1996. International net sales declined $920 million or 26% in 1998 compared to 1997, while over the same time frame, domestic net sales declined by 6% or $220 million. The decline in international net sales is primarily due to decreased revenue in the European and Japanese markets as a result of significant decreases in Macintosh unit sales and the average revenue per Macintosh system. Overall sales in the European and Japanese markets were negatively affected during the fiscal year by the lack of available consumer oriented products at various times during 1998. Sales in Asia, including Japan, were also negatively affected by the region's continuing economic problems, declining 34% or $536 million during 1998 compared to 1997.

BACKLOG

    In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following introduction of new products because of overordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, backlog should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance. Further information regarding the Company's backlog may be found below under the subheading "Product Introductions and Transitions" included under the heading "Factors That May Affect Future Results and Financial Condition."

GROSS MARGIN

    Gross margin increased as a percentage of net sales during 1998 to 25% compared to 19% in 1997. This increase is primarily the result of a shift in revenue mix towards the Company's higher margin Power Macintosh G3 systems and newer PowerBook G3 systems, the low volume of lower margin consumer products shipped during the first three quarters of 1998, and the declining cost of various components of the Company's products, particularly those sourced from Asia.

    Improvements in the Company's inventory management also contributed to the increase in gross margins. During 1998, the Company simplified its product line, moving from approximately 15 separate individual products to three main product families. Further, the Company attempted to use as many industry standard parts in its newer products as possible, expanded the use of supplier hubs at manufacturing sites, and outsourced the manufacture of printed circuit boards and some systems assembly. These changes have allowed the Company to more accurately forecast demand, reduce inventory carrying levels and related costs, lessen the financial exposure resulting from inventory obsolescence and excess inventory levels, and reduce the component cost of obtaining certain standardized parts.

    The Company also made changes to its distribution model which has contributed to the increase in gross margins. The Company reduced the number of locations at which it stages finished goods, generally holding inventory on a regional basis rather than in each country. Also, the Company reduced the number of its distributors, authorized resellers, and national retail channel partners, particularly in the United States. These changes have allowed the Company to reduce inventory and related financial exposures, and has reduced the inventory and related financial exposure associated with inventory held in the Company's distribution channels. The Company has also revised its distribution channel policies by decreasing the price protection and stock return privileges of its distributors and resellers.

    With its reentry into the consumer market, the Company anticipates that lower priced consumer products will comprise a larger portion of net sales in fiscal 1999. This may negatively impact gross margins. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth in the following paragraph and below in the subsection entitled "Factors That May Affect Future Results and Financial Condition."

    There can be no assurance that targeted consolidated gross margin levels will be achieved or that current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects that it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

    Gross margin increased from 10% to 19% of net sales during 1997 compared to 1996, primarily because margins were unusually low in 1996 as a result of inventory write-downs, cancellation of component orders, and higher than usual costs associated with certain product quality problems. Further, margins in 1996 were adversely affected by aggressive pricing actions in Japan in response to extreme competitive actions by other companies, as well as price reductions in the United States and Europe across all product lines in order to stimulate demand.

RESEARCH AND DEVELOPMENT

    Expenditures on research and development declined $182 million or 38% in 1998 compared to 1997 and declined to 5% of net sales in 1998 compared to 7% in 1997. These declines are principally due to continued restructuring actions over the last two years intended to focus the Company's research and development efforts on those projects perceived as critical to the Company's future success. These restructuring actions have led to significant reductions in research and development related headcount and the cancellation of many research and development projects. The $119 million decrease in research and development expenditures in 1997 compared to 1996 was also primarily the result of restructuring related actions.

    The Company recognizes that focused investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products. The Company anticipates that research and development expenditures will increase slightly in terms of absolute dollars but decrease as a percentage of net sales during fiscal 1999. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition".

SELLING, GENERAL, AND ADMINISTRATIVE

    Selling, general, and administrative expenditures declined $378 million or 29% in 1998 compared to 1997 and declined to 15% of net sales in 1998 from 18% of net sales in 1997. These decreases, and those experienced in 1997 as compared to 1996, are primarily the result of continuing restructuring actions that have resulted in reductions in headcount, closing of facilities, and write-down and disposal of operating assets during 1996, 1997, and 1998. Declining revenue has also led to a decrease in variable selling, general, and administrative expenses during both 1997 and 1998. Additionally, changes during 1998 in the Company's distribution channel policies and business model, including contraction and focus of the Company's product line and simplification of the Company's internal and external distribution channels, led to a reduction in selling expenses during 1998.

    The Company believes that selling, general, and administrative expenditures will increase in absolute dollars in 1999 compared to 1998 but decrease slightly as a percentage of net sales. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition."

SPECIAL CHARGES

    IN-PROCESS RESEARCH AND DEVELOPMENT

    In May 1998, the Company acquired certain technology that was under development and had no alternative future uses. The acquisition resulted in the recognition of $7 million of purchased in-process research and development, which was charged to operations upon acquisition.

    In February 1997, the Company acquired all of the outstanding shares of NeXT Software, Inc. (NeXT). NeXT had developed, marketed, and supported software that enables customers to implement business applications on the Internet/World Wide Web, intranets and enterprise-wide client/server networks. Of the total purchase price of $427 million, $375 million was allocated to purchased in-process research and development and $52 million was allocated to goodwill and other intangible assets. The purchased in-process research and development was charged to operations upon acquisition, and the goodwill and other intangible assets are being amortized on a straight-line basis over two to three years.

    RESTRUCTURING COSTS

    In 1996, the Company announced, and began to implement, a restructuring plan aimed at reducing costs and returning the Company to profitability. These actions resulted in a net charge during 1996 of $179 million. During 1997, the Company announced and began to implement supplemental restructuring actions to meet the objectives of the plan. The Company recognized a $217 million charge during 1997 for the estimated incremental costs of those actions. The combined restructuring actions consist of terminating approximately 4,200 full-time employees, approximately 4,000 of whom have been terminated from the second quarter of 1996 through September 25, 1998; canceling or vacating certain facility leases as a result of those employee terminations; writing down certain land, buildings, and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts for projects and technologies that are not critical to the Company's core business strategy. As of September 25, 1998, a balance of $31 million remains in accrued restructuring costs of which $10 million remains for severance payments to employees who have already been terminated as of September 25, 1998, or who will be terminated in the first quarter of fiscal 1999, and $21 million for payments over the next three years on leases and contracts that have already been terminated.

    TERMINATION OF LICENSE AGREEMENT

    In August 1997, the Company agreed to acquire certain assets of Power Computing Corporation (PCC), a licensed distributor of the Mac OS operating system, including PCC's customer database and its license to distribute the Mac OS. The agreement with PCC also included a release of claims between the parties. On January 28, 1998, the Company completed its acquisition of those certain assets from PCC. The total purchase price was approximately $110 million, of which $75 million was expensed in the fourth quarter of 1997 as "termination of license agreement" and $35 million was recorded as goodwill in the second quarter of 1998. The goodwill will be amortized over three years.

INTEREST AND OTHER INCOME (EXPENSE), NET

    Total interest and other income (expense), net, increased $43 million or 172% to a total of $68 million in 1998 compared to $25 million in 1997. The primary cause of this increase was gains recognized on the sale of an equity investment. As of September 26, 1997, the Company owned 42.3% of the outstanding stock of ARM Holdings plc (ARM), a then privately held company in the United Kingdom involved in the design of high performance microprocessors and related technology. The Company has accounted for this investment using the equity method through September 25, 1998. On April 17, 1998, ARM completed an initial public offering of its stock on the London Stock Exchange and the NASDAQ National Market. The Company sold 18.9% of its shares in the offering for a gain before foreign taxes of approximately $24 million, which was recognized as other income. Foreign tax recognized on this gain was approximately

$7 million. At the time an equity method investee sells existing or newly issued common stock to unrelated parties in excess of its book value, the equity method requires that the net book value of the investment be adjusted to reflect the investor's share of the change in the investee's shareholders' equity resulting from the sale. Consequently, the Company also recognized in the third quarter of 1998 other income of approximately $16 million to reflect its remaining 25.9% ownership interest in the increased net book value of ARM following its initial public offering. As of September 25, 1998, the carrying value of the Company's investment in ARM was approximately $22 million. The fair value of this investment as of September 25, 1998, based on listed market quotes was approximately $186 million.

    On October 14, 1998, the Company sold an additional 2.9 million shares of ARM stock for net proceeds of approximately $37.5 million and a gain before foreign taxes of approximately $32 million, which will be recognized as other income by the Company in the first quarter of fiscal 1999. As a result of this sale, the Company's ownership interest in ARM has fallen to 19.7%, and the Company no longer has significant influence over the management or operating policies of ARM. Consequently, beginning in the first quarter of fiscal 1999, the Company will no longer account for its remaining investment in ARM using the equity method and has categorized its remaining shares as available for sale requiring they be carried at fair value, with future unrealized gains and losses reported as a component of shareholders' equity. Subsequent to the sale of shares, on October 14, 1998, the carrying value of the Company's investment in ARM was approximately $17 million, and the fair value, based on listed market quotes, was approximately $135 million.

    During 1998, the Company experienced a $27 million increase in interest income net of interest expense as a result of higher cash and investment balances and lower average short-term borrowings that was offset by decreased foreign exchange gains and increased other expense.

    Interest and other income (expense), net, decreased to $25 million in 1997 from $88 million in 1996. The decrease was primarily due to gains realized in 1996 on sales of available-for-sale and other securities and decreased foreign exchange gains in 1997 compared to 1996 partially offset by higher average cash balances during 1997.

PROVISION (BENEFIT) FOR INCOME TAXES

    As of September 25, 1998, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $688 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. As of September 25, 1998, a valuation allowance of $213 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. Realization of approximately $73 million of the asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate approximately $209 million of future U.S. taxable income. Management believes that it is more likely than not that forecasted U.S. income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to utilize the tax carryforwards prior to their expiration in 2011 and 2012 to fully recover this asset. However, there can be no assurance that the Company will meet its expectations of future U.S. taxable income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future U.S. taxable income are reduced. Such an occurrence could materially adversely affect the Company's consolidated financial results. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The Company's effective tax rate for fiscal 1998 was only 6.1% due primarily to the reversal of a portion of the previously established valuation allowance and certain undistributed foreign earnings for which no U.S. taxes were provided.

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

    The Company anticipates its effective tax rate for fiscal 1999 will be between 10% and 15%. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, the actual future tax rate will be significantly impacted by the amount of and jurisdiction in which the Company's foreign profits are earned.

LIQUIDITY AND CAPITAL RESOURCES

    The following table presents selected financial information and statistics for each of the last three fiscal years (dollars in millions):

                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Cash, cash equivalents, and short-term investments...................................  $   2,300  $   1,459  $   1,745
Accounts receivable, net.............................................................  $     955  $   1,035  $   1,496
Inventory............................................................................  $      78  $     437  $     662
Working capital......................................................................  $   2,178  $   1,606  $   2,512
Days sales in accounts receivable (a)................................................         56         58         59
Days of supply in inventory (b)......................................................          6         31         33
Operating cash flow..................................................................  $     775  $     154  $     408

------------------------

    (a) Based on ending net trade receivables and most recent quarterly net sales for each period

    (b) Based on ending inventory and most recent quarterly cost of sales for each period

    As of September 25, 1998, the Company had $2.3 billion in cash, cash equivalents, and short-term investments, an increase of $841 million or 58% over the same balances at the end of fiscal 1997. During fiscal 1998, the Company's primary source of cash was $775 million in cash flows from operating activities. Cash generated by operations was primarily from net income, declines in inventory and accounts receivable resulting from improved asset management, and by a decline in other assets. These were partially offset by cash expenditures of $107 million associated with the Company's restructuring program and a decrease in other current liabilities of $85 million. The Company's cash and cash equivalent balances as of September 25, 1998, and September 26, 1997, include $56 million and $165 million, respectively, pledged as collateral to support letters of credit.

    In addition to the net purchase of short-term investments of $590 million, net cash used by investing activities included $46 million for the purchase of property, plant, and equipment and $10 million paid for the acquisition of technology offset by proceeds of $89 million from the sale of fixed assets and proceeds of $24 million from the sale of ARM stock. The Company expects that the level of capital expenditures in 1999 will be comparable to 1998.

    Over the last three years, the Company's debt ratings have been downgraded to non-investment grade. As of March 27, 1998, the Company's senior and subordinated long-term debt ratings were B- and CCC, respectively, by Standard and Poor's (S&P) Rating Agency, and B3 and Caa2, respectively, by Moody's Investor Services (Moody's). In June 1998, Moody's upgraded the Company's senior debt to B2 from B3 and subordinated debt to Caa1 from Caa2 citing strengthened debtholder protection measurements as the major reason for the upgrade. On November 9, 1998, S&P upgraded the Company's senior debt to B+ from B- and upgraded its subordinated debt to B- from CCC citing the Company's improved profitability and financial profile for the upgrade. Despite these recent upgrades, the Company's continued non-investment grade debt ratings will maintain pressure on the Company's cost of funds in future periods and may require the Company to pledge additional collateral or agree to more stringent debt covenants.

    The Company believes that its balances of cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements over the next twelve months. However, given the Company's current debt ratings, if the Company should need to obtain short-term borrowings, there can be no assurance that such borrowings could be obtained at favorable rates. The inability to obtain such borrowings at favorable rates could materially adversely affect the Company's results of operations, financial condition, and liquidity.

YEAR 2000 COMPLIANCE

    The information presented below related to Year 2000 compliance contains forward looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from the results discussed below and elsewhere in this Form 10-K regarding Year 2000 compliance.

    YEAR 2000

    The Year 2000 (Y2K) issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four to define a year. For example the clock circuit in the hardware may be incapable of holding a date beyond the year 1999; some operating systems may recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have a material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

    STATE OF READINESS

    The Company's Information Systems and Technology department ("IS&T") began addressing the Y2K issue in 1996 as part of its Next Generation strategy, which addressed the need for ongoing enhancement and replacement of the Company's various disparate legacy information technology (IT) Systems. In 1998, the Company established a Year 2000 Executive Steering Committee (Steering Committee) comprised of senior executives of the Company and the Company's Year 2000 Project Management Office ("PMO"). The PMO reports to the Executive Vice President and Chief Financial Officer, the Steering Committee, and the Audit and Finance Committee of the Board of Directors.

    The PMO developed and manages the Company's worldwide strategic plan ("Y2K Plan") to address the potential impact of Y2K on the Company's operations and business processes. In particular, the Y2K Plan addresses four principal areas that may be impacted by the Y2K issue: Apple Branded Products; Third Party Relationships; Non-IT Business Systems; and IT Systems. With respect to the IT Systems and Non-IT Business Systems, the Y2K Plan consists of four separate but overlapping phases: Phase I-- Inventory and Risk Assessments; Phase II--Remediation Cost Estimation; Phase III--Remediation; and Phase
IV--Remediation Testing. In addition, the Company has an ongoing Y2K Awareness Program designed to keep employees informed about Y2K issues. The Company's goal is to substantially complete Phase III--Remediation during the third quarter of fiscal 1999; complete Phase IV-- Remediation Testing during the fourth quarter of fiscal 1999, and to continue compliance efforts throughout the remainder of 1999. The Company is currently on schedule to meet these goals.

    APPLE PRODUCTS

    The Company designs and manufacturers microprocessor-based personal computers, related peripherals, operating system software and application software, including Macintosh personal computers and the Mac OS which are marketed under the "Apple" brand (collectively "Apple Branded Products"). The Company tested certain Apple Branded Products to determine Y2K compliance, although such testing did not include third party products bundled with Apple Branded Products and certain Apple Branded Products no longer supported by the Company. Information regarding the Y2K readiness of all Apple Branded Products is available on the Apple corporate web site at www.apple.com. Such information is not to be considered part of this annual report. The Company believes that the unsupported Apple Branded Products are Y2K compliant because, unlike other companies' personal computers and related products, the Company did not rely upon the two digit date format but used a long word approach which allows the correct representation of dates up to the year 2040. The current date and time utilities utilized by Apple Branded Products are 64 bit signed value which covers dates from 30081 BC to 29940 AD. Since the Company does not control the design of non-Apple Branded Products or third party products bundled with Apple Branded Products, it cannot assure they are Y2K compliant. Certain products acquired from NeXT Software, Inc., including OpenStep and NextStep, are not currently Y2K compliant. The Company intends to develop and make available during the third quarter of fiscal 1999 a software patch intended to allow such products to become Y2K compliant. For purposes of this discussion, Y2K compliant means a product will not produce errors processing date data in connection with the year change from December 31, 1999, to January 1, 2000, when used with accurate date data in accordance with its documentation, provided all other products (including other software, firmware and hardware) used with it properly exchange date data with it. A Y2K compliant product will recognize the Year 2000 as a leap year.

    THIRD PARTY RELATIONSHIPS

    The Company's business operations are heavily dependent on third party corporate service vendors, materials suppliers, outsourced operations partners, distributors and others. The Company is working with key external parties to identify and attempt to mitigate the potential risks to it of Y2K. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to the Company. As part of its overall Y2K program, the Company is actively communicating with third parties through face to face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to the Company in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies widely. Because the Company's Y2K compliance is dependent on the timely Y2K compliance of third parties, there can be no assurances that the Company's efforts alone will resolve all Y2K issues.

    IT SYSTEMS AND NON-IT BUSINESS SYSTEMS

    Phase I--Inventory and Risk Assessment:

    This Phase requires an inventory and assessment of the Non-IT Business systems used by the Company including systems with embedded technology, building access systems, and health and safety systems. This Phase also includes inventory and assessment of IT Systems used by the Company which include large IS&T systems, desktop hardware and software, and network hardware and software. Each such system is evaluated and the business risk is quantified as being High, Medium or Low Risk to the Company's Business. Systems which are High Risk are those which if uncorrected would cause an interruption or complete failure to conduct the Company's business. Medium Risks are those which would negatively impact the business but complete cessation could be avoided with some inconvenience. Low Risks are those where the risk to business interruption or cessation are remote. High and Medium Risk items will be remediated or replaced, and Low risk items will likely not be addressed prior to the Year 2000. Currently, the Company has completed this Phase for the IT Systems and is approximately 80% complete for the Non-IT Business Systems. The Company anticipates that this Phase will be completed during the second quarter of fiscal 1999.

    Phase II--Remediation Cost Estimation:

    This Phase involves the analysis of each High and Medium Risk to determine how such risks will be remediated and the cost of such remediation. The Company has completed this Phase for the IT Systems and is approximately 70% complete for the identified Non-IT Business Systems. The Company anticipates that this Phase will be completed during the second quarter of fiscal 1999.

    Phase III--Remediation:

    This Phase includes the replacement or correction of the High and Medium Risk Non-IT Business Systems and IT Systems. A detailed project plan for the remediation has been developed and is currently being implemented. This Phase is approximately 90% complete for the IT Systems and is approximately 10% complete for the Non-IT Business Systems. The Company anticipates that this Phase will be completed during the third quarter of fiscal 1999.

    Phase IV--Remediation Testing:

    This Phase includes the future date testing of all remediation efforts made in Phase III to confirm that the changes made bring the affected systems into compliance, no new problems have arisen as a result of the remediation, and that all new systems which replaced noncompliant systems are Y2K compliant regardless of whether vendors represent that such systems are Y2K compliant. This Phase has just commenced for the IT Systems and will commence for the Non-IT Business Systems in the second fiscal quarter of 1999. The Company anticipates that this Phase will be completed during the fourth quarter of fiscal 1999.

    COST TO ADDRESS Y2K

    The costs of the Y2K program are primarily costs associated with the utilization of existing internal resources and incremental external spending. The Company estimates it has incurred approximately $4.1 million of incremental external spending directly associated with Y2K issues through September 25, 1998. Based on the current status of the Company's remediation cost estimation as discussed above, the Company estimates that it will incur future incremental external spending associated with Y2K issues of approximately $5.1 million to address those risks identified as High and Medium. However, as the Company's Y2K Plan continues, the actual future incremental spending may prove to be higher. Also, this estimate does not include the costs that could be incurred by the Company if one or more of its significant third party service providers fails to achieve Y2K compliance. The Company is not separately identifying Y2K costs incurred that are the result of utilization of existing internal resources.

    RISK FACTORS

    Based on current information, the Company believes the Y2K issue will not have a material adverse effect on the Company, its consolidated financial position, results of operations or cash flows. However, there can be no assurance that the Y2K remediation by the Company or third parties will be properly and timely completed, and the failure to do so could have a material adverse effect on the Company, its business, results of operations, and its financial condition. In particular, the Company has not yet completed its assessment of the Y2K readiness of its significant third party service providers. Completion of this assessment may result in the identification of additional issues which could have a material adverse effect on the Company's results of operations. In addition, important factors that could cause results to differ materially include, but are not limited to, the ability of the Company to successfully identify systems which have a Y2K issue, the nature and amount of remediation effort required to fix the affected system, and the costs and availability of labor and resources to successfully address the Y2K issues.

    CONTINGENCY PLANS

    The Company has not completed its assessment of the reasonably likely worst case scenario of Non-IT Business System and/or IT Systems failures and related consequences. However, the Company is in the process of preparing specific Y2K contingency plans to mitigate the potential impact of such failures. This effort includes both internal and external resources under the guidance and management of the PMO. The Company's contingency plans, which will be based in part on the assessment of the magnitude and probability of potential risks, will primarily focus on steps to prevent Y2K failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair. The Y2K contingency plans are expected to include measures such as selecting alternative suppliers and channels of distribution. Development of the Y2K contingency plans is expected to be substantially complete by the end of September 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

    RESTRUCTURING OF OPERATIONS

    During 1996, the Company began to implement certain restructuring actions aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. During 1997, the Company announced and began to implement supplemental restructuring actions, including significant headcount reductions, to meet the foregoing objectives. All material restructuring actions contemplated under the plan are essentially complete as of September 25, 1998. Implementation of this restructuring involved several risks, including the risk that by simplifying and modifying its product line the Company has increased its dependence on fewer products, reduced overall sales, and increased its reliance on unproven products and technology. Another risk of the restructuring is that by increasing the proportion of the Company's products to be manufactured under outsourcing arrangements, the Company has less control over the quality and quantity of the products manufactured and distributed, and has less flexibility to make timely changes in production schedules in order to respond to changing market conditions. As part of its restructuring plan, the Company also significantly reduced the number of its wholesale and retail channel partners, particularly in the Americas, which places a greater volume of sales through fewer partners. There can be no assurance that this will not adversely impact the Company. In addition, the restructuring included the winding down of the Company's Mac OS licensing program. There can be no assurance that the winding down of this program will result in any greater sales, market share, or increased gross margins to the Company. Although the Company believes that the actions it has taken in connection with the restructuring, including the winding down of its Mac OS licensing program, have contributed to reductions in the company's cost structure and increased gross margins experienced in fiscal 1998, there can be no assurance that such actions have restored the Company to sustainable profitability. The Company's future consolidated operating results and financial condition could be adversely affected should it encounter difficulty in effectively maintaining its new cost structure.

    Additional information relating to the restructuring of operations may be found in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 4 under the subheading "Restructuring of Operations," which information is hereby incorporated by reference.

    PRODUCT INTRODUCTIONS AND TRANSITIONS

    Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies and enhance existing products in order to remain competitive. Recent introductions include iMac, an innovatively designed lower priced desktop computer aimed at the education and consumer markets, certain PowerBook and G3 Power Macintosh products, and the introduction of Mac OS 8.5 in October 1998. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine the ultimate effect that new products will have on its sales or results of operations. In addition, although the number of new product introductions may decrease as a result of the Company's restructuring actions, the risks and uncertainties associated with new product introductions may increase as the Company refocuses its product offerings on key growth segments and to the extent new product introductions are in markets that are new to the Company.

    The Company plans to continue to introduce major upgrades to the current Mac OS and later introduce a new operating system, Mac OS X, which is expected to offer advanced functionality based on Apple and NeXT software technologies. It is uncertain whether Mac OS X will gain developer support and market acceptance. Inability to successfully develop and make timely delivery of a substantially backward-compatible Mac OS X or of planned enhancements to the current Mac OS, or to gain developer support and market acceptance for those operating systems, may have an adverse impact on the Company's consolidated operating results and financial condition.

    COMPETITION

    The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. The Company's consolidated results of operations and financial condition have been, and in the future may continue to be, adversely affected by industry-wide pricing pressures and downward pressures on gross margins. The industry has also been characterized by rapid technological advances in software functionality and hardware performance and features based on existing or emerging industry standards. Many of the Company's competitors have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company.

    The Company's future consolidated operating results and financial condition may be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

    The Company is currently the primary maker of hardware that uses the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers that run Microsoft operating systems. The Company believes that the Mac OS, with its perceived advantages over Windows, and the general reluctance of the Macintosh installed base to incur the costs of switching platforms, have been driving forces behind sales of the Company's personal computer hardware for the past several years. Recent innovations in the Windows platform, including those expected to be included in new versions of Windows, have added features to the Windows platform that make the differences between the Mac OS and Microsoft's Windows operating systems less significant. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows platform. The Company's future operating results and financial condition will be substantially dependent on its ability to continue to develop improvements of the Macintosh platform in order to maintain perceived functional advantages over competing platforms.

    Several competitors of the Company have either targeted or announced their intention to target certain of the Company's key market segments, including education and publishing. Many of these companies have greater financial, marketing, manufacturing, and technological resources than the Company.

    SUPPORT FROM THIRD-PARTY SOFTWARE DEVELOPERS

    Decisions by customers to purchase the Company's personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software for particular applications. The Company believes that the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, and the costs of developing such software products. To the extent the Company's financial losses in prior years and declining demand for the Company's products, as well as the Company's decision to wind down its Mac OS licensing program, have caused software developers to question the Company's prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. Moreover, the Company's current plan to introduce Mac OS X could cause software developers to stop developing software for the current Mac OS. In addition, there can be no assurance that software developers will decide to develop software for the new operating system on a timely basis or at all.

    In August 1997, the Company and Microsoft entered into patent cross licensing and technology agreements. In addition, for a period of five years from August 1997 as subject to certain limitations related to the number of Macintosh computers sold by the Company, Microsoft will make future versions of its Microsoft Office and Internet Explorer products for the Mac OS, and the Company will bundle the Internet Explorer product with Mac OS system software releases and make that product the default Internet browser for such releases. While the Company believes that its relationship with Microsoft has been and will continue to be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Microsoft relationship is for a limited term and does not cover many of the areas in which the Company competes with Microsoft, including the Windows platform. Accordingly, Microsoft's interest in producing application software for the Mac OS not covered by the relationship or upon expiration of the relationship may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating system. In addition, the Microsoft relationship may have an adverse effect on, among other things, the Company's relationship with other partners. There can be no assurance that the benefits to the Company of the Microsoft relationship will not be offset by the disadvantages.

    GLOBAL MARKET RISKS

    A large portion of the Company's revenue is derived from its international operations. As a result, the Company's consolidated operating results and financial condition could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased.

    Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected and may continue to adversely affect consumer demand for the Company's products, the U.S. dollar value of the Company's foreign currency denominated sales, the availability and cost of product components to the Company, and ultimately the Company's consolidated results of operations.

    Further information related to the Company's global market risks may be found in Part II, Item 7A of this Form 10-K under the subheading "Foreign Currency Risk" and may be found in Part II, Item 8 of this

Form 10-K at Notes 1 and 2 of Notes to Consolidated Financial Statements, which information is hereby incorporated by reference.

    INVENTORY AND SUPPLY

    The Company records a write-down for inventories of components and products that have become obsolete or are in excess of anticipated demand and accrues for any cancellation fees of orders for inventories that have been canceled. Although the Company believes its inventory and related provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the computer industry, no assurance can be given that the Company will not incur additional inventory and related charges. In addition, such charges have had, and may again have, a material effect on the Company's consolidated financial position and results of operations.

    The Company must order components for its products and build inventory in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's consolidated operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

    Certain of the Company's products are manufactured in whole or in part by third-party manufacturers. In addition, the Company has outsourced much of its transportation and logistics management, particularly in North America and Europe. The Company expects that the proportion of the Company's products produced and distributed under outsourcing arrangements will continue to increase. While outsourcing arrangements may lower the fixed cost of operations, they will also reduce the direct control the Company has over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company remains at least initially responsible to the ultimate consumer for warranty service based on the Company's limited warranties. Accordingly, in the event of certain product defects or warranty liability, the Company may remain primarily liable. Any unanticipated product defect for which the Company is held liable or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company's future consolidated operating results and financial condition.

    Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application specific integrated circuits) are currently obtained by the Company from single or limited sources. If the supply of a key single-sourced component were to be delayed or curtailed, the Company's business and financial performance could be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternate source. The Company and other producers in the personal computer industry also compete for other semiconductor products with other industries that have experienced increased demand for such products, due to either increased consumer demand or increased use of semiconductors in their products (such as the cellular phone and automotive industries). Finally, the Company uses some components that are not common to the rest of the personal computer industry (including certain microprocessors and ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Such product supply constraints and corresponding increased costs could decrease the Company's net sales and adversely affect the Company's consolidated operating results and financial condition.

    The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC microprocessor for the

Company's Macintosh computers, to supply to the Company in adequate numbers microprocessors that produce superior price/performance results compared with those supplied to the Company's competitors by Intel Corporation, and other developers and producers of the microprocessors used by most personal computers using the Windows operating systems. The desire of IBM and Motorola to continue producing these microprocessors may be influenced by Microsoft's decision not to adapt its Windows NT operating system software to run on the PowerPC microprocessor. IBM produces personal computers based on Intel microprocessors and is also the developer of OS/2, a competing operating system to the Company's Mac OS. Accordingly, IBM's interest in supplying the Company with microprocessors for the Company's products may be influenced by IBM's perception of its interests as a competing manufacturer of personal computers and as a competing operating system vendor.

    Further discussion relating to availability and supply of components and product may be found in Part I, Item 1 of this Form 10-K under the heading "Raw Materials," and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 10 under the subheading
"Concentrations in the Available Sources of Supply of Materials and Product," which information is hereby incorporated by reference.

    MARKETING AND DISTRIBUTION

    Currently, the Company distributes its products through wholesalers, resellers, mass merchants, cataloguers and direct to education institutions for resale (collectively referred to as "resellers"). In addition, in November 1997 the Company began selling many of its products directly to end users in the U.S. through the Company's on-line store. Many of the Company's significant resellers operate on narrow product margins. Most such resellers also distribute products from competing manufacturers. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakened, or if resellers within consumer channels were to decide not to continue to distribute the Company's products, or if uncertainty regarding demand for the Company's products causes resellers to reduce their ordering and marketing of the Company's products.

    Further information regarding risks associated with Marketing and Distribution may be found in Part I, Item 1 of this Form 10-K under the heading "Markets and Distribution," which information is hereby incorporated by reference.

    EURO CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the Euro as their common legal currency and establish fixed conversion rates between their existing sovereign currencies and the Euro. The Euro will then trade on currency exchanges and be available for non-cash transactions. A three year transition period is expected during which transactions can be made in the old currencies.

    The Company is taking steps to evaluate internal system capabilities, review the ability of financial institution vendors to support Euro transactions, and examine current marketing and pricing policies and strategies in light of the Euro conversion. The cost of this effort is not expected to have a material adverse effect on the Company's results of operations or financial condition. There can be no assurance, however, that all issues related to the Euro conversion have been identified and that any additional issues would not have a material effect on the Company's results of operations or financial condition. The conversion to the Euro may have competitive implications on the Company's pricing and marketing strategies, the impact of which are not known at this time. Additionally, the Company is at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the Euro conversion. The Company has not yet completed its evaluation of the impact of the Euro conversion on its functional currency designations.

    DEPENDENCE ON KEY EMPLOYEES

    During the past several years, the Company has experienced significant voluntary employee turnover as a result of employees' concerns over the Company's prospects, as well as the abundance of career opportunities available elsewhere. The Company is dependent on its key employees in order to achieve its business plan. While the Company experienced reduced voluntary turnover during 1998, there can be no assurance the Company will be able to continue to attract, motivate and retain key employees. Failure to do so may have a significant effect on the Company's consolidated operating results and financial condition.

    OTHER FACTORS

    The potential risks associated with the Company's Y2K Plan are discussed above under the heading "Year 2000 Compliance."

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

    The Company is in the process of replacing its existing transaction systems in the U.S. (which include order management, product procurement, distribution, and finance) with a single integrated system as part of its ongoing effort to increase operational efficiency. Substantially all of the transaction systems in the European operations were replaced with the same integrated system in 1997. The Company's future consolidated operating results and financial condition could be adversely affected if the Company is unable to implement and effectively manage the transition to this new integrated system.

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

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

    INTEREST RATE AND FOREIGN CURRENCY RISK MANAGEMENT

    To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the nonhedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap, option and floor positions both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate-related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures intended to hedge, there can be no assurance that the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's consolidated operating results and financial position.

    INTEREST RATE RISK

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

    The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and long-term debt obligations and related derivative financial instruments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of September 25, 1998, there are no investments with maturities greater than 12 months.

    During 1996, the Company issued $661 million aggregate principal amount of 6% unsecured convertible subordinated notes (the Notes) to certain qualified parties in a private placement. The Notes were sold at 100% of par. The Notes pay interest semiannually and mature on June 1, 2001. The Notes are convertible by their holders at any time after September 5, 1996, at a conversion price of $29.205 per share subject to adjustments as defined in the Note agreement. No Notes had been converted as of September 25, 1998. The Notes are redeemable by the Company at 102.4% of the principal amount, plus accrued interest, for the 12 month period beginning June 1, 1999, and at 101.2% of the principal amount, plus accrued interest, for the 12 month period beginning June 1, 2000. The Notes are subordinated to all present and future senior indebtedness of the Company as defined in the Note agreement. In addition, the Company incurred approximately $15 million of costs associated with the issuance of the Notes. These costs are accounted for as a deduction from the face amount of the Notes and are being amortized over the life of the Notes. In October 1996, the Company registered with the Securities and Exchange Commission (SEC) $569 million of the aggregate principal amount of the Notes, including the related shares of common stock issuable upon conversion of these Notes.

    The following table presents the principal (or notional) amounts and related weighted-average interest rates for the Company's investment portfolio and its long-term debt obligations. The long-term debt is comprised of $654 million of unsecured convertible subordinated notes which, if not converted, mature in June of 2001 and $300 million of unsecured notes which mature in February 2004. The Company's investments in U.S. corporate securities include commercial paper and corporate debt securities. Foreign securities include foreign commercial paper, loan participation and certificates of deposit with foreign institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of September 25, 1998.

    During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

                                                                                    AVERAGE
                                                                      CARRYING     INTEREST
In millions, except average interest rates                             AMOUNT        RATE
                                                                     -----------  -----------
Assets:
  Cash Equivalents:
    U.S. Treasury securities.......................................   $      10         5.45%
    U.S. corporate securities......................................         785         5.55%
    Foreign securities.............................................         613         5.55%
                                                                     -----------
      Total cash equivalents.......................................       1,408         5.55%
                                                                     -----------
  Short-term investments:
    U.S. corporate securities......................................         163         5.56%
    Foreign securities.............................................         656         5.54%
                                                                     -----------
      Total short-term investments.................................         819         5.54%
                                                                     -----------
    Total investment securities....................................   $   2,227         5.55%
                                                                     -----------
                                                                     -----------
Debt:
    Fixed rate.....................................................   $     954         6.07%
                                                                     -----------
                                                                     -----------

    Purchased floors are options which limit the Company's exposure to falling interest rates on its cash equivalents and short-term investments by locking in a minimum interest rate. The Company receives a payment when interest rates fall below a predetermined level. A purchased floor generally qualifies for hedge accounting treatment and is reported on the balance sheet at its premium cost, which is amortized over the life of the floor. The purchased floors are generally designated and effective as hedges against interest rate risk on the Company's securities classified as available-for-sale and are carried at fair value in other current liabilities with the unrealized gains and losses recorded as a component of shareholders' equity. Purchased floors outstanding as of September 25, 1998, provide the Company with the option of a weighted-average interest rate of 5.15% on the notional amount of $525 million. Gains and losses are recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Unrealized gains and losses on such contracts were immaterial during fiscal 1998.

    The Company also enters into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company does not hold or transact in such financial instruments for purposes other than risk management.

    The interest rate swaps which qualify as accounting hedges generally require the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. As a result, these swaps effectively convert the Company's fixed-rate 10 year debt to floating-rate debt and generally qualify for hedge accounting treatment. The notional amount of such interest rate swaps was approximately $340 million as of September 25, 1998. The maturity date for these swaps is in February 2001. As of September 25, 1998, interest rate swaps classified as receive-fixed swaps had a weighted-average receive rate of 6.04%. Weighted-average pay rates on these swaps were 5.73% as of September 25, 1998. The unrealized gains and losses on these swaps are deferred and recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Deferred gains on such contracts totaled approximately $7 million as of September 25, 1998.

    FOREIGN CURRENCY RISK

    Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's consolidated sales and gross margins as expressed in U.S. dollars.

    The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risks associated with existing assets and liabilities, certain firmly committed transactions, and probable but not firmly committed transactions. The Company's foreign exchange risk management policy requires it to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures that are immaterial either in terms of their minimal U.S. dollar value or in terms of the related currency's historically high correlation with the U.S. dollar. Foreign exchange forward contracts are carried at fair value in other current liabilities. The premium costs of purchased foreign exchange option contracts are recorded in other current assets and amortized over the life of the option.

    Probable but not firmly committed transactions comprise sales of the Company's products and purchases of raw material in currencies other than the functional currency. A majority of these sales are made through the Company's subsidiaries in Europe, Asia (particularly Japan), Canada, and Australia. The Company purchases foreign exchange option contracts to hedge the currency exchange risks associated with these probable but not firmly committed transactions. The Company also sells foreign exchange option contracts, in order to partially finance the purchase of these foreign exchange option contracts. Although the Company entered into no such transactions in fiscal 1998, the Company occasionally enters into other foreign exchange transactions, which are intended to reduce the costs associated with its foreign exchange risk management programs. The duration of foreign exchange hedging instruments, whether for firmly committed transactions, for probable but not firmly committed transactions, or to partially finance the foreign currency risk management program, currently does not exceed one year.

    Gains and losses on accounting hedges of existing assets or liabilities are generally recorded currently in income or shareholders' equity against the losses and gains on the hedged transactions. Gains and losses related to qualifying accounting hedges of firmly committed or probable but not firmly committed transactions are deferred and recognized in income in the same period as the hedged transactions. Gains and losses on foreign exchange instruments not accounted for as hedges are recorded currently in income as a component of interest and other income (expense), net.

    The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 25, 1998. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. For foreign currency exchange contracts, the table presents the notional amount (at contract exchange rates) and the weighted-average contractual foreign currency exchange rates. Generally, all instruments mature within 6 months. The German mark is used as a proxy for the eleven currencies which will participate in the Euro as of January 1, 1999. In subsequent disclosures, the Euro may replace the German mark for this purpose. Miscellaneous other currencies are primarily the Canadian dollar and Australian dollar.

                                                                                        AVERAGE
                                                                                     CONTRACT RATE
                                                                         NOTIONAL      OR STRIKE
In millions, except average contract rates and strike prices              AMOUNT         PRICE
                                                                        -----------  -------------
Foreign currency spot/forward contracts:
    Japanese Yen......................................................   $      98        139.45
    British Pound Sterling............................................          10          1.68
    German Marks......................................................         138          1.72
    Miscellaneous other currencies....................................          49           n/a
                                                                        -----------
  Total currency spot/forward contracts...............................   $     295
                                                                        -----------
                                                                        -----------
  Estimated fair value................................................   $      (8)
                                                                        -----------
                                                                        -----------

Foreign currency purchased call options:
    Japanese Yen......................................................   $     255        130.22
    British Pound Sterling............................................          75          1.68
    German Marks......................................................         180          1.71
    Miscellaneous other currencies....................................          85           n/a
                                                                        -----------
      Total purchased call options....................................         595
                                                                        -----------

Foreign currency purchased put options:
    Japanese Yen......................................................         525        139.05
    British Pound Sterling............................................         205          1.64
    German Marks......................................................         450          1.79
    Miscellaneous other currencies....................................         105           n/a
                                                                        -----------
      Total purchased put options.....................................       1,285
                                                                        -----------
  Total foreign currency purchased options............................   $   1,880
                                                                        -----------
                                                                        -----------
  Estimated fair value................................................   $      22
                                                                        -----------
                                                                        -----------

Foreign currency sold call options:
    Japanese Yen......................................................   $     240        128.08
    British Pound Sterling............................................         150          1.70
    German Marks......................................................         110          1.71
    Miscellaneous other currencies....................................         180           n/a
                                                                        -----------
      Total sold call options.........................................         680
                                                                        -----------

Foreign currency sold put options:
    Japanese Yen......................................................         135        145.46
    British Pound Sterling............................................           0           n/a
    German Marks......................................................          25          1.80
    Miscellaneous other currencies....................................          40           n/a
                                                                        -----------
      Total sold put options..........................................         200
                                                                        -----------
Total foreign currency sold options...................................   $     880
                                                                        -----------
                                                                        -----------
  Estimated fair value................................................   $     (15)
                                                                        -----------
                                                                        -----------

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                                      PAGE
-----------------------------------------------------------------------------------------------------------     -----
Financial Statements:
  Report of KPMG Peat Marwick LLP, Independent Auditors....................................................          31
  Report of Ernst & Young LLP, Independent Auditors........................................................          32
  Consolidated Balance Sheets as of September 25, 1998, and September 26, 1997.............................          33
  Consolidated Statements of Operations for the three fiscal years ended September 25, 1998................          34
  Consolidated Statements of Shareholders' Equity for the three fiscal years ended September 25, 1998......          35
  Consolidated Statements of Cash Flows for the three fiscal years ended September 25, 1998................          36
  Notes to Consolidated Financial Statements...............................................................          37
  Selected Quarterly Financial Information (Unaudited).....................................................          62

Financial Statement Schedule:
  For the three fiscal years ended September 25, 1998 Schedule II--Valuation and qualifying accounts.......          63

    All other schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

             REPORT OF KPMG PEAT MARWICK LLP, INDEPENDENT AUDITORS

The Board of Directors
Apple Computer, Inc.:

    We have audited the accompanying consolidated balance sheets of Apple Computer, Inc. and subsidiaries as of September 25, 1998 and September 26, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Computer, Inc. and subsidiaries as of September 25, 1998 and September 26, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Mountain View, California
October 14, 1998

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors of Apple Computer, Inc.

    We have audited the accompanying consolidated of statements of operations, shareholders' equity, and cash flows of Apple Computer, Inc. for the year ended September 27, 1996. Our audit also includes the financial statement schedule for year ended September 27, 1996, listed in the Index to the Consolidated Financial Statements. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Apple Computer, Inc. for the year ended September 27, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          Ernst & Young LLP

San Jose, California
October 14, 1996

                          CONSOLIDATED BALANCE SHEETS

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997                                                          1998       1997
-----------------------------------------------------------------------------------------------  ---------  ---------
                                                       ASSETS:
Current assets:
  Cash and cash equivalents....................................................................  $   1,481  $   1,230
  Short-term investments.......................................................................        819        229
  Accounts receivable, less allowances of $81 and $99, respectively............................        955      1,035
  Inventories..................................................................................         78        437
  Deferred tax assets..........................................................................        182        259
  Other current assets.........................................................................        183        234
                                                                                                 ---------  ---------
    Total current assets.......................................................................      3,698      3,424
  Property, plant, and equipment, net..........................................................        348        486
  Other assets.................................................................................        243        323
                                                                                                 ---------  ---------
    Total assets...............................................................................  $   4,289  $   4,233
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                                        LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Notes payable to banks.......................................................................  $  --      $      25
  Accounts payable.............................................................................        719        685
  Accrued expenses.............................................................................        801      1,108
                                                                                                 ---------  ---------
    Total current liabilities..................................................................      1,520      1,818
Long-term debt.................................................................................        954        951
Deferred tax liabilities.......................................................................        173        264
                                                                                                 ---------  ---------
    Total liabilities..........................................................................      2,647      3,033
                                                                                                 ---------  ---------

Commitments and contingencies

Shareholders' equity:
  Series A non-voting convertible preferred stock, no par value; 150,000 shares authorized,
    issued and outstanding.....................................................................        150        150
  Common stock, no par value; 320,000,000 shares authorized; 135,192,769 and 127,949,220 shares
    issued and outstanding, respectively.......................................................        633        498
  Retained earnings............................................................................        898        589
  Other........................................................................................        (39)       (37)
                                                                                                 ---------  ---------
    Total shareholders' equity.................................................................      1,642      1,200
                                                                                                 ---------  ---------
    Total liabilities and shareholders' equity.................................................  $   4,289  $   4,233
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

THREE FISCAL YEARS ENDED SEPTEMBER 25, 1998                                       1998        1997        1996
-----------------------------------------------------------------------------  ----------  ----------  ----------
Net sales....................................................................  $    5,941  $    7,081  $    9,833
Cost of sales................................................................       4,462       5,713       8,865
                                                                               ----------  ----------  ----------
  Gross margin...............................................................       1,479       1,368         968
                                                                               ----------  ----------  ----------
Operating expenses:
  Research and development...................................................         303         485         604
  Selling, general, and administrative.......................................         908       1,286       1,568
  Special charges:
    In-process research and development......................................           7         375      --
    Restructuring costs......................................................      --             217         179
    Termination of license agreement.........................................      --              75      --
                                                                               ----------  ----------  ----------
      Total operating expenses...............................................       1,218       2,438       2,351
                                                                               ----------  ----------  ----------
Operating income (loss)......................................................         261      (1,070)     (1,383)
                                                                               ----------  ----------  ----------

Gains arising from equity investment.........................................          40      --          --
Interest and other income (expense), net.....................................          28          25          88
                                                                               ----------  ----------  ----------
  Total interest and other income (expense), net.............................          68          25          88
                                                                               ----------  ----------  ----------
Income (loss) before provision (benefit) for income taxes....................         329      (1,045)     (1,295)

Provision (benefit) for income taxes.........................................          20      --            (479)
                                                                               ----------  ----------  ----------
Net income (loss)............................................................  $      309  $   (1,045) $     (816)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Earnings (loss) per common share:

  Basic......................................................................  $     2.34  $    (8.29) $    (6.59)

  Diluted....................................................................  $     2.10  $    (8.29) $    (6.59)

Shares used in computing earnings (loss) per share (in thousands):
  Basic......................................................................     131,974     126,062     123,734

  Diluted....................................................................     167,917     126,062     123,734

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                               PREFERRED STOCK                 COMMON STOCK
                                        ------------------------------  --------------------------   RETAINED
                                                             AMOUNT        SHARES        AMOUNT      EARNINGS      OTHER
                                                           -----------  -------------  -----------  -----------  ---------
                                                                             (IN
                                             SHARES                      THOUSANDS)
                                        -----------------
                                         (IN THOUSANDS)
Balances as of September 29, 1995.....         --           $  --           122,922     $     398    $   2,464   $      39
  Common stock issued under stock
    option and purchase plans,
    including related tax benefits....         --              --             1,575            41       --          --
  Cash dividends of $0.12 per common
    share.............................         --              --            --            --              (14)     --
  Accumulated translation
    adjustment........................         --              --            --            --           --             (12)
  Change in unrealized gains (losses)
    on available-for-sale
    securities........................         --              --            --            --           --             (42)
  Net loss............................         --              --            --            --             (816)     --
                                                  ---           -----   -------------       -----   -----------  ---------
Balances as of September 27, 1996.....         --              --           124,497           439        1,634         (15)
  Common stock issued under stock
    option and purchase plans and
    other, and in connection with the
    acquisition of NeXT...............         --              --             3,452            59       --          --
  Series A non-voting convertible
    preferred stock issued............            150             150        --            --           --          --
  Accumulated translation
    adjustment........................         --              --            --            --           --             (22)
  Net loss............................         --              --            --            --           (1,045)     --
                                                  ---           -----   -------------       -----   -----------  ---------
Balances as of September 26, 1997.....            150             150       127,949           498          589         (37)
  Common stock issued under stock
    option and purchase plans and
    other.............................         --              --             3,085            41       --          --
  Common stock issued in connection
    with the acquisition of certain
    assets of PCC.....................         --              --             4,159            80       --          --
  Tax benefit related to disqualifying
    dispositions of stock options.....         --              --            --                14       --          --
  Accumulated translation
    adjustment........................         --              --            --            --           --              (2)
  Net income..........................         --              --            --            --              309      --
                                                  ---           -----   -------------       -----   -----------  ---------
Balances as of September 25, 1998.....            150       $     150       135,193     $     633    $     898   $     (39)
                                                  ---           -----   -------------       -----   -----------  ---------
                                                  ---           -----   -------------       -----   -----------  ---------

                                            TOTAL
                                        SHAREHOLDERS'
                                           EQUITY
                                        -------------

Balances as of September 29, 1995.....    $   2,901
  Common stock issued under stock
    option and purchase plans,
    including related tax benefits....           41
  Cash dividends of $0.12 per common
    share.............................          (14)
  Accumulated translation
    adjustment........................          (12)
  Change in unrealized gains (losses)
    on available-for-sale
    securities........................          (42)
  Net loss............................         (816)
                                        -------------
Balances as of September 27, 1996.....        2,058
  Common stock issued under stock
    option and purchase plans and
    other, and in connection with the
    acquisition of NeXT...............           59
  Series A non-voting convertible
    preferred stock issued............          150
  Accumulated translation
    adjustment........................          (22)
  Net loss............................       (1,045)
                                        -------------
Balances as of September 26, 1997.....        1,200
  Common stock issued under stock
    option and purchase plans and
    other.............................           41
  Common stock issued in connection
    with the acquisition of certain
    assets of PCC.....................           80
  Tax benefit related to disqualifying
    dispositions of stock options.....           14
  Accumulated translation
    adjustment........................           (2)
  Net income..........................          309
                                        -------------
Balances as of September 25, 1998.....    $   1,642
                                        -------------
                                        -------------

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

THREE FISCAL YEARS ENDED SEPTEMBER 25, 1998                                            1998       1997       1996
-----------------------------------------------------------------------------------  ---------  ---------  ---------
Cash and cash equivalents, beginning of the year...................................  $   1,230  $   1,552  $     756
                                                                                     ---------  ---------  ---------
Operating:
Net income (loss)..................................................................        309     (1,045)      (816)
Adjustments to reconcile net income (loss) to cash generated by operating activities:
  Depreciation and amortization....................................................        111        118        116
  Provision for deferred income taxes..............................................          1        (50)      (437)
  Loss on sale of property, plant, and equipment...................................     --             37         16
  Gains arising from equity investment.............................................        (40)    --         --
  In-process research and development..............................................          7        375     --
Changes in operating assets and liabilities, net of effects of the acquisition of
  NeXT:
  Accounts receivable..............................................................         72        469        435
  Inventories......................................................................        359        225      1,113
  Other current assets.............................................................         31         36         45
  Other assets.....................................................................         83         (4)       (24)
  Accounts payable.................................................................         34       (107)      (373)
  Accrued restructuring costs......................................................       (107)       109        124
  Other current liabilities........................................................        (85)        (9)       209
                                                                                     ---------  ---------  ---------
    Cash generated by operating activities.........................................        775        154        408
                                                                                     ---------  ---------  ---------
Investing:
Purchase of short-term investments.................................................     (2,313)      (999)      (437)
Proceeds from sales and maturities of short-term investments.......................      1,723        963        440
Proceeds from sale of property, plant, and equipment...............................         89         47         47
Purchase of property, plant, and equipment.........................................        (46)       (53)       (67)
Cash used for acquisition of technology............................................        (10)      (384)    --
Proceeds from sale of equity investment............................................         24     --         --
Other..............................................................................        (10)       (73)         9
                                                                                     ---------  ---------  ---------
      Cash used for investing activities...........................................       (543)      (499)        (8)
                                                                                     ---------  ---------  ---------
Financing:
Decrease in notes payable to banks.................................................        (25)      (161)      (275)
Increase in long-term borrowings...................................................          3     --            646
Proceeds from issuance of preferred stock..........................................     --            150     --
Increases in common stock, net of acquisitions.....................................         41         34         39
Cash dividends.....................................................................     --         --            (14)
                                                                                     ---------  ---------  ---------
      Cash generated by financing activities.......................................         19         23        396
                                                                                     ---------  ---------  ---------
Total cash generated (used)........................................................        251       (322)       796
                                                                                     ---------  ---------  ---------
Cash and cash equivalents, end of the year.........................................  $   1,481  $   1,230  $   1,552
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

Supplemental cash flow disclosures:
  Cash paid during the year for interest...........................................  $      59  $      61  $      49
  Cash paid (received) for income taxes, net.......................................  $     (15) $     (11) $      33
  Noncash transactions:
    Tax benefit from stock options.................................................  $      14     --      $       2
    Issuance of common stock for acquisition of PCC assets.........................  $      80     --         --
    Increase in value of equity investment.........................................  $      16     --         --
    Issuance of common stock for acquisition of NeXT...............................     --      $      25     --

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Apple Computer, Inc., and its subsidiaries (the Company), designs, manufactures, and markets microprocessor-based personal computers and related software and peripherals for sale primarily to education, creative, consumer, business, and government customers.

BASIS OF PRESENTATION AND PREPARATION

    The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. The Company's fiscal year-end is the last Friday in September.

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

    The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risks associated with existing assets and liabilities, and certain firmly committed and probable but not firmly committed transactions. The Company's foreign exchange risk management policy requires it to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures that are immaterial either in terms of their minimal U.S. dollar value or in terms of the related currency's historically high correlation with the U.S. dollar. Foreign exchange forward contracts are carried at fair value in other current liabilities. The premium costs of purchased foreign exchange option contracts are recorded in other current assets and amortized over the life of the option.

    Probable but not firmly committed transactions comprise sales of the Company's products and purchases of raw material in currencies other than the functional currency. A majority of these transactions are made through the Company's subsidiaries in Europe, Asia (particularly Japan), Canada, and Australia. The Company purchases foreign exchange option contracts to hedge the currency exchange risks associated with these probable but not firmly committed transactions. The Company also sells foreign exchange option contracts, in order to partially finance the purchase of these foreign exchange option contracts. Although the Company entered into no such transactions in fiscal 1998, the Company occasionally enters into other foreign exchange transactions, which are intended to reduce the costs associated with its foreign exchange risk management programs. The duration of the Company's foreign exchange hedging instruments, whether for firmly committed transactions or for probable but not firmly committed transactions, normally do not extend beyond six months.

    In addition, the Company has entered into foreign exchange forward contracts to hedge certain intercompany loan transactions. These forward contracts effectively change certain foreign currency denominated debt into U.S. dollar denominated debt, which better matches against the Company's U.S. dollar denominated cash equivalents and short-term investments. No such contracts existed as of September 25, 1998.

    Interest rate and foreign exchange instruments generally qualify as accounting hedges if their maturity dates are the same as the hedged transactions and if the hedged transactions meet certain requirements. The Company monitors its interest rate and foreign exchange positions on a regular basis based on applicable and commonly used pricing models. The correlation between the changes in the fair value of hedging instruments and the changes in the underlying hedged items is assessed periodically over the life of the hedged instrument. In the event that it is determined that a hedge is ineffective, including if and when the hedged transactions no longer exists, the Company recognizes in income the change in market value of the instrument beginning on the date it was no longer an effective hedge.

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

    Gains and losses on interest rate and foreign exchange instruments not accounted for as hedges are recorded currently in income as a component of interest and other income (expense), net. Sold interest rate and foreign exchange instruments do not qualify as accounting hedges. Premiums associated with sold foreign exchange option contracts are recorded in other current assets and amortized over the life of the option.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Depreciation and amortization are computed by use of the declining balance and straight-line methods over the estimated useful lives of the assets, which are 30 years for buildings and from 2 to 5 years for equipment.

LONG-LIVED ASSETS

    The Company reviews property, plant, and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount, including the unamortized portion of any allocated goodwill, to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets, including any allocated goodwill, exceeds its fair market value. The recoverability of enterprise level goodwill is assessed whenever the facts and circumstances suggest that the asset may be impaired and a write-down material. The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows. For the three years ended September 25, 1998, the Company has made no adjustments to its long-lived assets except those made in connection with its restructuring of operations.

STOCK-BASED COMPENSATION

    The Company measures compensation expense for its stock-based compensation plans using the intrinsic value method and has provided in Note 6 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

FOREIGN CURRENCY TRANSLATION

    The Company translates the assets and liabilities of its foreign sales subsidiaries at year-end exchange rates. Gains and losses from these translations are credited or charged to "accumulated translation adjustment" included in "other" in shareholders' equity. The Company's foreign manufacturing subsidiaries and certain other entities use the U.S. dollar as the functional currency and translate monetary assets and liabilities at year-end exchange rates, and inventories, property, and non-monetary assets and liabilities at historical rates. Gains and losses from these translations are included in the consolidated results of operations and are immaterial.

REVENUE RECOGNITION

    The Company recognizes revenue at the time products are shipped. Provisions are made currently for estimated product returns, price protection, rebates, and other sales programs that may occur. Historically, actual amounts recorded for product returns and price protection have not varied significantly from estimated amounts.

WARRANTY EXPENSE

    The Company provides currently for the estimated cost that may be incurred under product warranties when products are shipped.

ADVERTISING COSTS

    Advertising costs are charged to expense the first time the advertising takes place. Advertising expense was $152 million, $143 million, and $183 million for 1998, 1997, and 1996, respectively.

EARNINGS (LOSS) PER SHARE

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." In accordance with SFAS No. 128, primary earnings per share has been replaced with basic earnings per share, and fully diluted earnings per share has been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and convertible securities. Prior periods presented have been presented to conform to SFAS No. 128; however, as the Company had a net loss in those periods, basic and diluted loss per share are the same as the primary loss per share previously reported.

    Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method.

    The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except net income (loss) and per share amounts):

FOR THE YEARS ENDED

                                                                      SEPTEMBER 25,  SEPTEMBER 26,  SEPTEMBER 27,
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Numerator (in millions):
  Numerator for basic earnings (loss) per share--Net income
    (loss)..........................................................   $       309    $    (1,045)   $      (816)
  Interest expense on convertible debt..............................            43        --             --
                                                                      -------------  -------------  -------------
  Numerator for diluted earnings (loss) per share--Adjusted net
    income (loss)...................................................   $       352    $    (1,045)   $      (816)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Denominator:
  Denominator for basic earnings (loss) per share-- weighted-average
    shares outstanding..............................................       131,974        126,062        123,734
  Effect of dilutive securities:
    Convertible preferred stock.....................................         9,091        --             --
    Dilutive options................................................         4,210        --             --
    Convertible debt................................................        22,642        --             --
                                                                      -------------  -------------  -------------
  Dilutive potential common shares..................................        35,943        --             --
                                                                      -------------  -------------  -------------
  Denominator for diluted earnings (loss) per share-- adjusted
    weighted-average shares and assumed conversions.................       167,917        126,062        123,734
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Basic earnings (loss) per share.....................................   $      2.34    $     (8.29)   $     (6.59)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Diluted earnings (loss) per share...................................   $      2.10    $     (8.29)   $     (6.59)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    Options to purchase 6.7 million shares of common stock were outstanding at the end of 1998 that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common shares and, therefore, the effect would be antidulitive. No options outstanding in 1997 or 1996 were included in the calculation of diluted earnings per share for those years because the Company had a net loss in each of those years and to do so would have been antidilutive.

RECLASSIFICATIONS

    Certain prior year amounts in the accompanying 1997 and 1996 consolidated statements of cash flows have been reclassified in order to conform to the 1998 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

    The Company intends to adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in fiscal 1999. Both statements will require additional disclosure but will not have a material impact on the Company's consolidated results of operations or financial position. SFAS No. 130 will be reflected in the Company's first quarter fiscal 1999 interim financial statements. Components of comprehensive income for the Company include such items as net income, foreign currency translation items, and changes in the value of available-for-sale securities. SFAS No. 131 requires segments to be determined and reported based upon how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's fiscal 1999 consolidated financial statements.

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application of the Statement is permitted. The Company is still in the process of assessing the impact that the Statement will have on the Company's results of operations, consolidated financial position, and operating policies.

    In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of software revenue. SOP 97-2 is effective for transactions entered into by the Company beginning in the first quarter of fiscal 1999. The Company does not expect the adoption of SOP 97-2 to have a material impact on the Company's consolidated results of operations.

    In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. SOP 98-1 must be adopted by the Company effective as of fiscal 2000 and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

NOTE 2--FINANCIAL INSTRUMENTS

INVESTMENTS

    The following table summarizes the Company's available-for-sale securities at amortized cost, which approximates fair value, as of September 25, 1998, and September 26, 1997 (in millions):

                                                        SEPTEMBER 25, 1998   SEPTEMBER 26, 1997
                                                          AMORTIZED COST       AMORTIZED COST
                                                        -------------------  -------------------
U.S. Treasury securities..............................       $      10            $     100
U.S. corporate securities.............................             785                  327
Foreign securities....................................             613                  705
                                                                ------               ------
  Total included in cash and cash equivalents.........           1,408                1,132

U.S. corporate securities.............................             163                   29
Foreign securities....................................             656                  200
                                                                ------               ------
  Total included in short-term investments............             819                  229
                                                                ------               ------
  Total...............................................       $   2,227            $   1,361
                                                                ------               ------
                                                                ------               ------

    As of September 25, 1998, there are no investments with maturities greater than 12 months. The Company's U.S. corporate securities include commercial paper and corporate debt securities. Foreign securities include foreign commercial paper, loan participation and certificates of deposit with foreign institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of September 25, 1998, and September 26, 1997.

    The Company's cash and cash equivalent balances as of September 25, 1998, and September 26, 1997, include $56 million and $165 million, respectively, pledged primarily as collateral to support letters of credit.

INTEREST RATE DERIVATIVES AND FOREIGN CURRENCY INSTRUMENTS

    The following table shows the notional principal, fair value, and credit risk amounts of the Company's interest rate derivative and foreign currency instruments as of September 25, 1998, and September 26, 1997 (in millions).

                                                               NOTIONAL       FAIR       CREDIT RISK    NOTIONAL       FAIR
                                                               PRINCIPAL      VALUE        AMOUNTS      PRINCIPAL      VALUE
                                                              -----------     -----     -------------  -----------     -----
                                                                        SEPTEMBER 25, 1998                SEPTEMBER 26, 1997
                                                              ---------------------------------------  ------------------------
Transactions qualifying as accounting hedges:
  Interest rate instruments:
    Swaps...................................................   $     340    $       7     $       1     $     340    $      (4)
    Interest rate collars...................................   $  --        $  --         $  --         $     105    $  --
    Purchased floors........................................   $     525    $       1     $       1     $     455    $      (1)
  Foreign exchange instruments:
    Spot/Forward contracts..................................   $     295    $      (8)    $  --         $     741    $       1
    Purchased options.......................................   $   1,045    $      14     $      14     $     890    $      11
Transactions other than accounting hedges:
  Interest rate instruments:
    Swaps...................................................   $  --        $  --         $  --         $     100    $  --
  Foreign exchange instruments:
    Spot/forward contracts..................................   $  --        $  --         $  --         $      89    $  --
    Purchased options.......................................   $     835    $       8     $       8     $   1,075    $       8
    Sold options............................................   $     880    $     (15)    $  --         $     840    $     (11)

                                                                CREDIT RISK
                                                                  AMOUNTS
                                                              ---------------

Transactions qualifying as accounting hedges:
  Interest rate instruments:
    Swaps...................................................     $  --
    Interest rate collars...................................     $  --
    Purchased floors........................................     $  --
  Foreign exchange instruments:
    Spot/Forward contracts..................................     $       7
    Purchased options.......................................     $      11
Transactions other than accounting hedges:
  Interest rate instruments:
    Swaps...................................................     $  --
  Foreign exchange instruments:
    Spot/forward contracts..................................     $       1
    Purchased options.......................................     $       8
    Sold options............................................     $  --

    The notional principal amounts for off-balance-sheet instruments provide one measure of the transaction volume outstanding as of year end, and do not represent the amount of the Company's exposure to credit or market loss. The credit risk amount shown in the table above represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange and interest rates at each respective date. The Company's exposure to credit loss and market risk will vary over time as a function of interest rates and currency exchange rates.

    The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 25, 1998, and September 26, 1997. In certain instances where judgment is required in estimating fair value, price quotes were obtained from several of the Company's counterparty financial institutions. Although the table above reflects the notional principal, fair value, and credit risk amounts of the Company's interest rate and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the interest rate and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

    The interest rate swaps which qualify as accounting hedges generally require the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. As a result, these swaps effectively convert the Company's fixed-rate 10 year debt to floating-rate debt and generally qualify for hedge accounting treatment. The maturity date for these swaps is in February 2001. As of September 25, 1998, and September 26, 1997, interest rate swaps classified as receive-fixed swaps had a weighted-average receive rate of 6.04%. Weighted-average pay rates on these swaps were 5.73% and 5.66% as of September 25, 1998, and September 26, 1997, respectively. The unrealized gains and losses on these swaps are deferred and recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Deferred gains on such contracts totaled approximately $7 million as of September 25, 1998, and deferred losses totaled approximately $4 million as of September 26, 1997.

    Interest rate collars limit the Company's exposure to fluctuations in short-term interest rates by locking in a range of interest rates. An interest rate collar is a no-cost structure that consists of a purchased option and a sold option. The Company receives a payment when the three-month LIBOR falls below predetermined levels, and makes a payment when the three-month LIBOR rises above predetermined levels. There were no interest rate collars outstanding as of September 25, 1998.

    Purchased floors limit the Company's exposure to falling interest rates on its cash equivalents and short-term investments by locking in a minimum interest rate. The Company receives a payment when interest rates fall below a predetermined level. A purchased floor generally qualifies for hedge accounting treatment and is reported on the balance sheet at its premium cost, which is amortized over the life of the floor. The purchased floors are generally designated and effective as hedges against interest rate risk on the Company's securities classified as available-for-sale and are carried at fair value in other current liabilities with the unrealized gains and losses recorded as a component of shareholders' equity. Gains and losses are recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Unrealized gains and losses on such contracts were immaterial as of September 25, 1998, and September 26, 1997.

    The foreign exchange forward contracts not accounted for as hedges are carried at fair value in other current liabilities with the gains and losses recorded currently in income as a component of interest and other income (expense), net. The foreign exchange forward contracts that are designated and effective as hedges are also carried at fair value in other current liabilities with gains and losses recorded currently in income as a component of interest and other income (expense), net, against the losses and gains on the hedged transactions. As of September 25, 1998, all foreign exchange forward contracts held by the Company mature within six months.

    If the option contract is designated and effective as a hedge of a firmly committed transaction, or a probable but not firmly committed transaction, then any gain or loss is deferred until the occurrence of the hedged transaction. Deferred gains and losses on such contracts were immaterial as of September 25, 1998, and September 26, 1997. If the option contract is used to hedge an asset or liability, then the option is carried at fair value in other current liabilities with the gains and losses recorded currently in income as a component of interest and other income (expense), net, against the losses and gains on the hedged transaction. As of September 25, 1998, maturity dates for purchased foreign exchange option contracts ranged from 1 to 12 months, and maturity dates for sold option contracts ranged from 1 to 6 months.

    The $100 million interest rate swap not qualifying as an accounting hedge held as of September 26, 1997, required the Company to pay Japanese yen at a fixed 0.6% interest rate and receive Japanese yen at a floating rate based on three month LIBOR. This swap was intended to hedge against the interest rate risk related to the Company's yen-denominated notes payable to banks. As most of the notes payable to banks were not renewed, the swap was no longer effective as a hedge and was allowed to expire during 1998.

NOTES PAYABLE TO BANKS

    The weighted-average interest rate for Japanese yen-denominated notes payable to banks as of September 26, 1997, was approximately 1.3%. The Company had no U.S. dollar-denominated notes payable to banks as of September 25, 1998, or September 26, 1997. The carrying amount of notes payable to banks as of September 26, 1997, approximated their fair value due to their less than 90-day maturities.

LONG-TERM DEBT

    During 1996, the Company issued $661 million aggregate principal amount of 6% unsecured convertible subordinated notes (the Notes) to certain qualified parties in a private placement. The Notes were sold at 100% of par. The Notes pay interest semiannually and mature on June 1, 2001. The Notes are convertible by their holders at any time after September 5, 1996, at a conversion price of $29.205 per share subject to adjustments as defined in the Note agreement. No Notes had been converted as of September 25, 1998. The Notes are redeemable by the Company at 102.4% of the principal amount, plus accrued interest, for the 12 month period beginning June 1, 1999, and at 101.2% of the principal amount, plus accrued interest, for the 12 month period beginning June 1, 2000. The Notes are subordinated to all present and future senior indebtedness of the Company as defined in the Note agreement. In addition, the Company incurred approximately $15 million of costs associated with the issuance of the Notes. These costs are accounted for as a deduction from the face amount of the Notes and are being amortized over the life of the Notes. In October 1996, the Company registered with the Securities and Exchange Commission (SEC) $569 million of the aggregate principal amount of the Notes, including the related shares of common stock issuable upon conversion of these Notes.

    During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

    The carrying amounts and estimated fair values of the Company's long-term debt are as follows (in millions):

                                                                            CARRYING      FAIR      CARRYING      FAIR
                                                                             AMOUNT       VALUE      AMOUNT       VALUE
                                                                           -----------  ---------  -----------  ---------
                                                                                                     SEPTEMBER 26, 1997
                                                                             SEPTEMBER 25, 1998    ----------------------
                                                                           ----------------------
Ten-year unsecured notes.................................................   $     300   $     266   $     300   $     269
Convertible subordinated notes (a).......................................   $     661   $     887   $     661   $     656
Other....................................................................   $       1   $       1   $       3   $       3

------------------------

(a) The carrying amount of the convertible subordinated notes is prior to consideration of the related issuance costs and is reflective of the underlying conversion feature of the Notes.

    The fair value of the 10 year unsecured notes is based on their listed market values as of September 25, 1998, and September 26, 1997. The fair value of the convertible subordinated notes is based on an estimate from a financial institution.

EQUITY INVESTMENT AND RELATED GAINS

    As of September 26, 1997, the Company owned 42.3% of the outstanding stock of ARM Holdings plc (ARM), a privately held company in the United Kingdom involved in the design of high performance microprocessors and related technology. The Company has accounted for this investment using the equity method through September 25, 1998. On April 17, 1998, ARM completed an initial public offering of its stock on the London Stock Exchange and the NASDAQ National Market. The Company sold 18.9% of its shares in the offering for a gain before foreign taxes of approximately $24 million, which was recognized as other income. Foreign taxes recognized on this gain was approximately $7 million.

    At the time an equity method investee sells existing or newly issued common stock to unrelated parties in excess of its book value, the equity method requires that the net book value of the investment be adjusted to reflect the investor's share of the change in the investee's shareholders' equity resulting from the sale. It is the Company's policy to record an adjustment reflecting its share of the change in the investee's shareholders' equity resulting from such a sale as a gain or loss in other income. Consequently, the Company also recognized in the third quarter of 1998 other income of approximately $16 million to reflect its remaining 25.9% ownership interest in the increased net book value of ARM following its initial public offering. As of September 25, 1998, the carrying value of the Company's investment in ARM carried in other assets in the consolidated balance sheet was approximately $22 million. The fair value of this investment as of September 25, 1998, based on listed market quotes was approximately $186 million.

    On October 14, 1998, the Company sold an additional 2.9 million shares of ARM stock for net proceeds of approximately $37.5 million and a gain before foreign taxes of approximately $32 million which will be recognized as other income by the Company in the first quarter of fiscal 1999. As a result of this sale, the Company's ownership interest in ARM has fallen to 19.7%, and the Company no longer has significant influence over the management or operating policies of ARM. Consequently, beginning in the first quarter of fiscal 1999, the Company will no longer account for its remaining investment in ARM using the equity method and has categorized its remaining shares as available for sale requiring the shares be carried at fair value, with unrealized gains and losses reported as a component of shareholders' equity. Subsequent to the sale of shares on October 14, 1998, the carrying value of the Company's investment in ARM was approximately $16.9 million, and the fair value, based on listed market quotes, was approximately $135 million. The Company is subject to a "lock-up" agreement under which it is restricted from selling any of its remaining ARM shares before January 12, 1999.

NOTE 3--CONSOLIDATED FINANCIAL STATEMENT DETAILS

INVENTORIES (in millions)

                                                                                    1998        1997
                                                                                    -----     ---------
Purchased parts................................................................   $      32   $     141
Work in process................................................................           5          15
Finished goods.................................................................          41         281
                                                                                        ---   ---------
Total inventories..............................................................   $      78   $     437
                                                                                        ---   ---------
                                                                                        ---   ---------

PROPERTY, PLANT, AND EQUIPMENT (in millions)

                                                                                1998       1997
                                                                              ---------  ---------
Land and buildings..........................................................  $     338  $     453
Machinery and equipment.....................................................        277        460
Office furniture and equipment..............................................         80        110
Leasehold improvements......................................................        129        172
                                                                              ---------  ---------
                                                                                    824      1,195
Accumulated depreciation and amortization...................................       (476)      (709)
                                                                              ---------  ---------
Net property, plant, and equipment..........................................  $     348  $     486
                                                                              ---------  ---------
                                                                              ---------  ---------

ACCRUED EXPENSES (in millions)

                                                                                 1998       1997
                                                                               ---------  ---------
Accrued compensation and employee benefits...................................  $      99  $      99
Accrued marketing and distribution...........................................        205        278
Accrued warranty and related costs...........................................        132        128
Accrued restructuring costs..................................................         31        180
Other current liabilities....................................................        334        423
                                                                               ---------  ---------
Total accrued expenses.......................................................  $     801  $   1,108
                                                                               ---------  ---------
                                                                               ---------  ---------

INTEREST AND OTHER INCOME (EXPENSE) (in millions)

                                                                                               1998       1997       1996
                                                                                             ---------  ---------  ---------
Interest income............................................................................  $     100  $      82  $      60
Interest expense...........................................................................        (62)       (71)       (60)
Foreign currency gain (loss)...............................................................         (2)        13         30
Net premiums and discounts on foreign exchange instruments.................................         (1)        (4)       (13)
Realized gains on the sale of available-for-sale and other securities......................          1          2         74
Other income (expense), net................................................................         (8)         3         (3)
                                                                                             ---------        ---        ---
                                                                                             $      28  $      25  $      88
                                                                                             ---------        ---        ---
                                                                                             ---------        ---        ---

NOTE 4--SPECIAL CHARGES

RESTRUCTURING OF OPERATIONS

    In the second quarter of 1996, the Company announced and began to implement a restructuring plan aimed at reducing costs and returning the Company to profitability. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a net charge during 1996 of $179 million. During 1997, the Company announced and began to implement supplemental restructuring actions to meet the foregoing objectives of the plan. The Company recognized a $217 million charge during 1997 for the estimated incremental costs of those actions. The combined restructuring actions consist of terminating approximately 4,200 full-time employees, approximately 4,000 of whom have been terminated from the second quarter of 1996 through September 25, 1998; canceling or vacating certain facility leases as a result of those employee terminations; writing down certain land, buildings, and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts for projects and technologies that are not critical to the Company's core business strategy. The restructuring actions under the plan have resulted in cash expenditures of $270 million and noncash asset write-downs of $95 million from the second quarter of 1996 through September 25, 1998.

    All material restructuring actions contemplated under the plan are essentially complete as of September 25, 1998. The remaining balance of $31 million in accrued restructuring costs as of September 25, 1998, is comprised of $10 million for severance payments to employees who have already been terminated as of September 25, 1998, or who will be terminated in the first quarter of fiscal 1999, and $21 million for payments over the next three years on leases and contracts which have already been terminated. The Company expects that the remaining accrual will result in cash expenditures of $31 million over the next three years that will be financed through current working capital.

    The following table depicts the restructuring activity through September 25, 1998 (in millions):

                                          PAYMENTS TO
                                           EMPLOYEES          PAYMENTS ON          WRITE-DOWN OF        PAYMENTS ON
                                         INVOLUNTARILY     CANCELED FACILITY    OPERATING ASSETS TO      CANCELED
                                         TERMINATED(A)         LEASES(A)            BE SOLD(B)         CONTRACTS(A)      TOTAL
                                       -----------------  -------------------  ---------------------  ---------------  ---------
Net Additions during 1996............      $      81           $      19             $      54           $      25     $     179
Spending during 1996.................            (48)                 (4)                   (7)                 (3)          (62)
                                               -----                 ---                   ---               -----     ---------
Balances as of September 27, 1996....             33                  15                    47                  22           117

Net Additions during 1997............            131                  19                    38                  29           217
Spending during 1997.................            (88)                 (9)                  (46)                (11)         (154)
                                               -----                 ---                   ---               -----     ---------
Balances as of September 26, 1997....             76                  25                    39                  40           180

Adjustments during 1998..............              6                   4                     3                 (13)       --
Spending during 1998.................            (72)                (15)                  (42)                (20)         (149)
                                               -----                 ---                   ---               -----     ---------
Balances as of September 25, 1998....      $      10           $      14             $  --               $       7     $      31
                                               -----                 ---                   ---               -----     ---------
                                               -----                 ---                   ---               -----     ---------

------------------------

(a): Cash; (b): Noncash.

TECHNOLOGY ACQUISITION

    In May 1998, the Company acquired certain technology that was under development that had no alternative future use. The acquisition resulted in the recognition of $7 million of purchased in-process research and development, which was charged to operations upon acquisition.

TERMINATION OF LICENSE AGREEMENT

    In August 1997, the Company agreed to acquire certain assets of Power Computing Corporation (PCC), a licensed distributor of the Mac OS operating system, including PCC's customer database and its license to distribute the Mac OS. The agreement with PCC also included a release of claims between the parties.

    On January 28, 1998, the Company completed its acquisition of certain assets from PCC. The total purchase price was approximately $110 million, of which $75 million was expensed in the fourth quarter of 1997 as "termination of license agreement" and $35 million was recorded as goodwill in the second quarter of 1998. The goodwill will be amortized over three years. The purchase price was comprised of approximately 4.2 million shares of the Company's common stock valued at $80 million, forgiveness of $28 million of receivables due from PCC, and assumption by the Company of $2 million of certain customer support liabilities of PCC.

NEXT ACQUISITION

    On February 4, 1997, the Company acquired all of the outstanding shares of NeXT Software, Inc. (NeXT). NeXT, headquartered in Redwood City, California, had developed, marketed and supported software that enables customers to implement business applications on the Internet/World Wide Web, intranets and enterprise-wide client/server networks. The total purchase price was $427 million and was comprised of cash payments of $319 million and the issuance of
1.5 million shares of the Company's common stock to the NeXT shareholders valued at approximately $25 million according to the terms of the purchase agreement; the issuance of approximately 1.9 million options to purchase the Company's common stock to the NeXT optionholders valued at approximately $16 million; cash payments of $56 million to the NeXT debtholders; cash payments of $9 million for closing and related costs, and $2 million of net liabilities assumed. The acquisition was accounted for as a purchase and, accordingly, the operating results pertaining to NeXT subsequent to the date of acquisition have been included in the Company's consolidated operating results. The total purchase price was allocated to purchased in-process research and development ($375 million) and to goodwill and other intangible assets ($52 million). The purchased in-process research and development was charged to operations upon acquisition, and the goodwill and other intangible assets are being amortized on a straight-line basis over two to three years.

NOTE 5--INCOME TAXES

    The provision (benefit) for income taxes consisted of the following (in millions):

                                                                          1998       1997       1996
                                                                        ---------  ---------  ---------
Federal:
  Current.............................................................  $  --      $  --      $    (125)
  Deferred............................................................     --         --           (279)
                                                                        ---------  ---------  ---------
                                                                           --         --           (404)
                                                                        ---------  ---------  ---------
State:
  Current.............................................................     --         --             (2)
  Deferred............................................................     --         --            (71)
                                                                        ---------  ---------  ---------
                                                                               --     --            (73)
                                                                        ---------  ---------  ---------
Foreign:
  Current.............................................................         11     --             (1)
  Deferred............................................................          9     --             (1)
                                                                        ---------  ---------  ---------
                                                                               20     --             (2)
                                                                        ---------  ---------  ---------
Provision (benefit) for income taxes..................................  $      20  $  --      $    (479)
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The foreign provision (benefit) for income taxes is based on foreign pretax earnings (loss) of approximately $315 million, $(265) million, and $(141) million in 1998, 1997, and 1996, respectively. A substantial portion of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries and is generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation on repatriation to the United States. The Company's consolidated financial statements fully provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the United States. U.S. income taxes have not been provided on a cumulative total of $437 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely reinvested earnings, the Company provides for federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

    Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

    As of September 25, 1998, and September 26, 1997, the significant components of the Company's deferred tax assets and liabilities were (in millions):

                                                                   SEPTEMBER 25,    SEPTEMBER 26,
                                                                       1998             1997
                                                                  ---------------  ---------------
Deferred tax assets:
  Accounts receivable and inventory reserves....................     $      87        $     151
  Accrued liabilities and other reserves........................            83              126
  Basis of capital assets and investments.......................            71              103
  Tax losses and credits........................................           447              315
                                                                         -----            -----
  Total deferred tax assets.....................................           688              695
Less valuation allowance........................................           213              218
                                                                         -----            -----
Net deferred tax assets.........................................           475              477
                                                                         -----            -----
Deferred tax liabilities:
  Unremitted earnings of subsidiaries...........................           390              410
  Other.........................................................            20                7
                                                                         -----            -----
Total deferred tax liabilities..................................           410              417
                                                                         -----            -----
Net deferred tax asset..........................................     $      65        $      60
                                                                         -----            -----
                                                                         -----            -----

    As of September 25, 1998, the Company had operating loss carryforwards for federal tax purposes of approximately $492 million, which expire in 2011 and 2012, not including $264 million of operating loss carryforwards acquired from NeXT which expire in 2002 through 2012. Utilization of the NeXT carryforwards is subject to certain limitations imposed by the Internal Revenue Code; $138 million is available for immediate utilization as of September 25, 1998. The Company also has various state and foreign tax loss and credit carryforwards, the tax effect of which is approximately $78 million and which expire between 2001 and 2013. Most of the remaining benefits from tax losses and credits do not expire. As of September 25, 1998, a valuation allowance of $213 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. Realization of approximately $73 million of the asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate approximately $209 million of future U.S. taxable income. Management believes that it is more likely than not that forecasted U.S. income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to utilize the tax carryforwards prior to their expiration in 2011 and 2012 to fully recover this asset.

    The net change in the total valuation allowance in 1998 was a decrease of $5 million. During 1998, the Company recorded a deferred tax asset and an offsetting valuation allowance of $92 million with respect to operating loss carryforwards acquired from NeXT.

    A reconciliation of the provision (benefit) for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 1998, 1997, and 1996) to income (loss) before provision (benefit) for income taxes, is as follows (in millions):

                                                                         1998       1997       1996
                                                                       ---------  ---------  ---------
Computed expected tax (benefit)......................................  $     115  $    (366) $    (453)
State taxes, net of federal effect...................................         10         (3)       (48)
Indefinitely invested earnings of foreign subsidiaries...............        (15)    --         --
Purchase accounting and asset acquisitions...........................          8        158     --
Valuation allowance..................................................        (97)       208     --
Other individually immaterial items..................................         (1)         3         22
                                                                       ---------  ---------  ---------
Provision (benefit) for income taxes.................................  $      20  $  --      $    (479)
                                                                       ---------  ---------  ---------
                                                                       ---------  ---------  ---------
Effective tax rate...................................................          6%         0%       (37)%

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

NOTE 6--SHAREHOLDERS' EQUITY

PREFERRED STOCK

    In August 1997, the Company and Microsoft Corporation (Microsoft) entered into patent cross licensing and technology agreements. In addition, Microsoft purchased 150,000 shares of Apple Series "A' non-voting convertible preferred stock ("preferred stock") for $150 million. Except under limited circumstances, the shares of preferred stock may not be sold by Microsoft prior to August 5, 2000. Upon any sale of the preferred stock by Microsoft, the shares will automatically be converted into shares of Apple common stock at a conversion price of $16.50 per share and the shares can be converted at Microsoft's option at such price after August 5, 2000. Each share of preferred stock is entitled to receive, if and when declared by the Company's Board of Directors, a dividend of $30.00 per share per annum, payable in preference to any dividend on the Company's common stock, plus, if the dividends per share paid on the common stock are greater than the dividends per share paid on the preferred stock on an "as if converted" basis, then the Board of Directors shall declare an additional dividend such that the dividends per share paid on the preferred stock on an "as if converted" basis, shall equal the dividends per share paid on the common stock.

1998 EXECUTIVE OFFICER STOCK PLAN

    The Company has in effect a 1998 Executive Officer Stock Plan (the 1998
Plan), which replaced the 1990 Stock Option Plan terminated in April 1998, the 1981 Stock Option Plan terminated in October 1990, and the 1987 Executive Long Term Stock Option Plan terminated in July 1995. Options granted before these plans' termination dates remain outstanding in accordance with their terms. Options may be granted under the 1998 Plan to the Chairman of the Board of Directors, executive officers of the Company at the level of Senior Vice President and above and other key employees. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire 10 years after the grant date. The 1998 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, and stock purchase rights.

1997 EMPLOYEE STOCK OPTION PLAN

    In August 1997, the Company's Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), for grants of stock options to employees who are not officers of the Company. Options may be granted under the 1997 Plan to employees at not less than the fair market value on the date of grant. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire 10 years after the grant date. The Company's Board of Directors has reserved 9 million shares for issuance under the provisions of the 1997 Plan.

1997 DIRECTOR STOCK OPTION PLAN

    In August 1997, the Company's Board of Directors approved a Director Stock Option Plan (DSOP) for which directors of the Company are eligible. Options granted under the DSOP vest in three equal installments, on each of the first through third anniversaries of the date of grant. The Company's Board of Directors has reserved 400,000 shares for issuance under the provisions of the DSOP. As of September 25, 1998, 150,000 options had been granted and were outstanding under the DSOP. Supplementally and separate from the DSOP, 30,000 options had been granted in total to two members of the Company's Board of Directors, and were outstanding as of September 25, 1998.

EMPLOYEE STOCK PURCHASE PLAN

    The Company has an employee stock purchase plan (the Purchase Plan) under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of the six-month offering period. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. During 1998 and 1997, 1.1 million and 775,000 shares, respectively, were issued under the Purchase Plan. As of September 25, 1998, approximately 3.5 million shares were reserved for future issuance under the Purchase Plan.

SENIOR OFFICERS RESTRICTED PERFORMANCE SHARE PLAN

    In November 1997, the Company's Board of Directors issued approximately 24,000 fully vested shares and cash in settlement of shares to certain officers of the Company under the Senior Officers Restricted Performance Share Plan (the
PSP) based upon the achievement of certain performance goals established in advance by the Compensation Committee of the Board. Immediately after these shares were issued, the Company's Board of Directors terminated the PSP.

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

STOCK OPTION ACTIVITY

    A summary of the Company's stock option activity and related information for the years ended September 25, 1998, and September 26, 1997, follows (option amounts are presented in thousands):

                                                        YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                    SEPTEMBER 25, 1998        SEPTEMBER 26, 1997        SEPTEMBER 27, 1996
                                                 ------------------------  ------------------------  ------------------------
                                                                WGT-AVG                   WGT-AVG                   WGT-AVG
                                                  NUMBER OF    EXERCISE     NUMBER OF    EXERCISE     NUMBER OF    EXERCISE
                                                   OPTIONS       PRICE       OPTIONS       PRICE       OPTIONS       PRICE
                                                 -----------  -----------  -----------  -----------  -----------  -----------
Options outstanding--beginning of year.........      18,649    $   17.24       14,112    $   27.23       13,877    $   34.79
  Granted (price equals FMV)...................      13,879    $   23.11       20,629    $   16.91        8,873    $   24.29
  Granted (price less than FMV)................      --        $  --            1,853    $    6.54       --        $  --
  Exercised....................................      (1,882)   $   14.35       (1,049)   $   13.71         (450)   $   22.91
  Forfeited....................................     (11,952)   $   19.40      (16,896)   $   24.19       (8,188)   $   36.89
                                                 -----------               -----------               -----------
Options outstanding--end of year...............      18,694    $   20.47       18,649    $   17.24       14,112    $   27.23
                                                 -----------               -----------               -----------
                                                 -----------               -----------               -----------
Options exercisable at end of year.............       1,435    $   15.01        1,996    $   22.02        4,284    $   31.24
                                                 -----------               -----------               -----------
                                                 -----------               -----------               -----------

    The options granted in fiscal 1997 at a price less than fair market value were to existing NeXT optionholders as part of the total purchase price paid for NeXT. See Note 4.

    The weighted-average fair value per share of options granted during the period includes the value of the repriced options granted during the period less the value of the related forfeited options on the date the repriced options were granted.

    The options outstanding as of September 25, 1998, have been segregated into seven ranges for additional disclosure as follows (option amounts are presented in thousands):

                                                  OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                                         --------------------------------------               ------------------------------
                                              OPTIONS           WGT AVERAGE       WEIGHTED         OPTIONS        WEIGHTED
                                         OUTSTANDING AS OF       REMAINING         AVERAGE    EXERCISABLE AS OF    AVERAGE
                                           SEPTEMBER 25,     CONTRACTUAL LIFE     EXERCISE      SEPTEMBER 25,     EXERCISE
                                               1998              IN YEARS           PRICE           1998            PRICE
                                         -----------------  -------------------  -----------  -----------------  -----------
$1.66--$9.97...........................            576                7.41        $    6.66             200       $    5.69
$9.98--$13.25..........................          4,705                8.82        $   13.24             796       $   13.25
$13.26--$13.69.........................          4,468                9.23        $   13.69          --           $  --
$13.70--$19.87.........................          1,999                9.00        $   18.51             283       $   19.35
$19.88--$30.75.........................          1,085                9.18        $   26.81             124       $   25.35
$30.76--$31.19.........................          3,758                9.93        $   31.19          --           $  --
$31.20--$64.75.........................          2,103                9.78        $   34.26              32       $   38.61
                                                ------                                                -----
$1.66--$64.75..........................         18,694                9.24        $   20.47           1,435       $   15.01
                                                ------                                                -----
                                                ------                                                -----

    As of September 25, 1998, approximately 15.7 million options were reserved for future grant under the Company's stock option plans.

    In December 1997, the Board of Directors approved an option exchange program which allowed employees to exchange all (but not less than all) of their existing options (vested and unvested) with an exercise price greater than $13.6875, on a one-for-one basis for new options with an exercise price of $13.6875, the fair market value of the Company's common stock on December 19, 1997, and a new four year vesting schedule beginning in December 1997. A total of 4.7 million options with a weighted-average exercise price of $19.90 per share were exchanged for new options as a result of this program.

    In July 1997, the Board of Directors approved an option exchange program which allowed employees to exchange all (but not less than all) of their existing options (vested and unvested) to purchase Apple common stock (other than options granted and assumed from NeXT) for options having an exercise price of $13.25 and a new three year vesting period beginning in July of 1997. Approximately 7.9 million options were repriced under this program.

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

NOTE 7--STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options and employee stock purchase plan shares because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plan shares. Under APB No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

    Pro forma information regarding net income and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options granted and employee stock purchase plan purchases subsequent to September 29, 1995, under the fair value method of that Statement. The fair values for these options and stock purchases were estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model for the single option approach. The assumptions used for each of the last three fiscal years and the resulting estimate of weighted-average fair value per share of options granted during those years are as follows:

                                                                      1998         1997         1996
                                                                   -----------  -----------  -----------
Expected life of options.........................................      3 years      3 years      3 years
Expected life of stock purchases.................................     6 months     6 months     6 months
Risk free interest rate--stock options...........................         5.54%         6.3%         6.3%
Risk free interest rate--stock purchases.........................         5.37%         5.3%         5.3%
Expected volatility--stock options...............................           78%          74%          74%
Expected volatility--stock purchases.............................           56%          52%          52%
Dividend yields..................................................            0            0            0
Weighted-average fair value of options granted during the year...       $12.98        $7.49       $12.66

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

    For purposes of pro forma disclosures, the estimated fair value of the options and shares are amortized to pro forma net income (loss) over the options' vesting period and the shares' plan period. The Company's pro forma information for each of the last three fiscal years follows (in millions, except per share amounts):

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Net income (loss)--as reported...................................  $     309  $  (1,045) $    (816)
Net income (loss)--pro forma.....................................  $     266  $  (1,082) $    (840)

Net income (loss) per common share--as reported
  Basic..........................................................  $    2.34  $   (8.29) $   (6.59)
  Diluted........................................................  $    2.10  $   (8.29) $   (6.59)

Net income (loss) per common share--pro forma
  Basic..........................................................  $    2.02  $   (8.58) $   (6.79)
  Diluted........................................................  $    1.83  $   (8.58) $   (6.79)

    The value of the options granted to NeXT optionholders have been included in the total purchase price paid for NeXT and, therefore, are not included in the adjustment to arrive at the pro forma net loss.

    As FAS 123 is applicable only to options granted or shares issued subsequent to September 29, 1995, its pro forma effect will not be fully reflected until 1999.

NOTE 8--EMPLOYEE SAVINGS PLAN

    The Company has an employee savings plan (the Savings Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit ($10,000 for calendar year 1998). The Company matches 50% to 100% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. The Company's matching contributions to the Savings Plan were approximately $14 million, $19 million, and $22 million in 1998, 1997, and 1996, respectively.

NOTE 9--COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

    The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of 5 to 10 years and generally provide renewal options for terms of up to 5 additional years. Rent expense under all operating leases was approximately $63 million, $106 million, and $129 million in 1998, 1997, and 1996, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 25, 1998, are as follows (in millions):

FISCAL YEARS
----------------------------------------------------------------------------
1999........................................................................  $      44
2000........................................................................         39
2001........................................................................         27
2002........................................................................         15
2003........................................................................          7
Later years.................................................................         39
                                                                              ---------
Total minimum lease payments................................................  $     171
                                                                              ---------
                                                                              ---------

PURCHASE COMMITMENTS

    In the ordinary course of business, the Company has entered into agreements with vendors which obligate it to purchase product components which may not be common to the rest of the personal computer industry.

LITIGATION

    ABRAHAM AND EVELYN KOSTICK TRUST V. PETER CRISP ET AL.

    In January 1996, a purported shareholder derivative action was filed in the California Superior Court for Santa Clara County naming the Company and its then directors as defendants, seeking injunctive relief and damages for alleged acts of mismanagement. Between February 1996 and October 1997, the complaint has been amended several times as a result of the Courts' rulings upon various demurrers filed by the Company. The Third Amended Complaint was filed in October 1997, and eliminated the class action claims and restated claims against certain directors and former directors. In November 1997, the Company's Board of Directors appointed a special investigation committee and engaged independent counsel to assist in the investigation of the claims made in the Third Amended Complaint. Also in November 1997, the Company filed a demurrer to the Third Amended Complaint. The special investigative committee continues its investigation.

    LS MEN'S CLOTHING DEFINED BENEFIT PENSION FUND V. MICHAEL SPINDLER ET AL.

    In May 1996, an action was filed in the California Superior Court naming as defendants the Company and certain of its current and former officers and directors and seeking compensatory and punitive damages for alleged misrepresentation and omission of material facts about the Company's operations and financial results. Between May 1996 and November 1997, the complaint has been amended several times as a result of the Court's rulings upon various demurrers of the Company. In January 1998, the Company and three individual defendants brought a motion to dismiss the third amended complaint, and, in March 1998, the Court granted the motion to dismiss the third amended complaint without leave to amend. The plaintiffs filed an appeal in the Sixth Appellate District in June 1998. Oral arguments related to this appeal have not yet been scheduled, and the Court has not yet ruled.

    "REPETITIVE STRESS INJURY" LITIGATION

    The Company was named in approximately 60 lawsuits between 1991 to 1995, alleging that plaintiffs incurred so-called "repetitive stress" injuries to their upper extremities as a result of using keyboards and/ or mouse input devices sold by the Company. These actions are similar to those filed against other major suppliers of personal computers. All but three of the cases against the Company have been dismissed, either voluntarily or by Court order. The remaining cases are inactive and the Company believes they are likely to be dismissed.

    MONITOR-SIZE LITIGATION

    In August 1995, the Company was named, along with 41 other entities, including computer manufacturers and computer monitor vendors, in a putative nationwide class action filed in the California Superior Court for Orange County, styled Keith Long et al. v. AAmazing Technologies Corp. et al. The complaint alleges that each of the defendants engaged in false or misleading advertising with respect to the size of computer monitor screens. Also in August 1995, the Company was named as the sole defendant in a purported class action alleging similar claims filed in the New Jersey Superior Court for Camden County, entitled Mahendri Shah v. Apple Computer, Inc. Subsequently, in November 1995, the Company, along with 26 other entities, was named in a purported class action alleging similar claims filed in the New Jersey Superior Court for Essex County, entitled Maizes & Maizes v. Apple Computer, Inc. et al.. The complaints in all of these cases seek restitution in the form of refunds or product exchange, damages, punitive damages, and attorneys fees. In December 1995, the California Judicial Council ordered all of the California actions, including Long, coordinated for purposes of pretrial proceedings and trial before a single judge and were subsequently coordinated under the name In re Computer Monitor Litigation. In July 1996, Judge Cahill ordered all of the California cases dismissed without leave to amend as to plaintiffs residing in California. In March 1998, the Court granted final approval of a settlement resolving all claims. Objectors to the settlement filed appeals from the Court's order approving the settlement; one such appeal remains pending.

    EXPONENTIAL TECHNOLOGY INC. V. APPLE

    Plaintiff alleges that the Company, which was an investor in Exponential Technology (Exponential), breached its fiduciary duty to Exponential by misusing confidential information about its financial situation to cause Exponential to fail, and that the Company fraudulently misrepresented the facts about allowing Exponential to sell its processors to the Company's Mac OS licensees. The lawsuit is filed in California State Court. In November 1997, the Company filed a demurrer to portions of the complaint, which the Court granted in part. In January 1998, plaintiff filed an Amended Complaint. In March 1998, the Company filed a cross-complaint for damages against plaintiff alleging breach of contract, negligent misrepresentation and violations of the California Corporations Code. The parties are currently conducting discovery.

    FTC INQUIRY--PRADO VS. APPLE COMPUTER (AND RELATED ACTIONS)

    In October 1997, Apple began charging all US non-education customers for live telephone technical support beyond 90 days after purchase of Apple products. In late 1997, the Federal Trade Commission (FTC) commenced an investigation into customer complaints that Apple's change in technical support practices was either unfair or contrary to earlier representations to customers. Three class action lawsuits were filed against Apple related to this change. The District Office of the FTC has recommended to regional and national FTC that a tentative settlement be approved. Settlement discussions with the plaintiffs in the three class actions are in progress.

    OTHER

    On August 21, 1997, the FTC issued a consent decree against the Company, regarding the Company's past processor upgrade practices, specifically certain advertisements which the Commission deemed to have misrepresented the Company's marketing of certain microprocessor upgrade products. Pursuant to the order, the Company is ordered to cease and desist from any such allegedly misleading advertising, to give notice to consumers, and to implement certain programs enabling consumers who are within the order's scope to obtain upgrade kits or rebates, in connection with any purchases within the scope of the order. The Company has now completed the fulfillment program pursuant to the consent decree and filed its final report with the Commission in April 1998.

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

NOTE 10--CONCENTRATIONS OF RISK

CONCENTRATIONS OF CREDIT RISK

    The Company distributes its products principally through third-party computer resellers and various education and consumer channels. The Company generally does not require collateral from its customers. However, when possible the Company does attempt to limit credit risk on trade receivables through the use of flooring arrangements for selected customers with third-party financing companies and credit insurance for certain customers in Latin America and Asia. Although none of the Company's customers accounted for more than 10% of net sales in any of the last three fiscal years, at times considerable trade receivables which are not covered by collateral are outstanding with the Company's distribution and retail channel partners.

    The counterparties to the agreements relating to the Company's investments and foreign exchange and interest rate instruments consist of a number of major international financial institutions. To date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not believe that there is significant risk of nonperformance by these counterparties because the Company continually monitors its positions and the credit ratings of such counterparties, and limits the financial exposure and the number of agreements and contracts it enters into with any one party. The Company generally does not require collateral from counterparties, except for margin agreements associated with the ten-year interest rate swaps on the Company's ten-year unsecured notes. To mitigate the credit risk associated with these ten-year swap transactions which mature in 2004, the Company entered into margining agreements with its third-party bank counterparties. These agreements require the Company or the counterparty to post margin only if certain credit risk thresholds are exceeded. The amounts held in margin accounts were not material as of September 25, 1998.

CONCENTRATIONS IN THE AVAILABLE SOURCES OF SUPPLY OF MATERIALS AND PRODUCT

    Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application-specific integrated circuits, or "ASICs") are currently obtained by the Company from single or limited sources. If the supply of a key single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affect, depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternate source. In addition, the Company uses some components that are not common to the rest of the personal computer industry. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Finally, a significant portion of the Company's CPUs and logic boards are now manufactured by outsourcing partners. Although the Company works closely with its outsourcing partners on manufacturing schedules and levels, the Company's operating results could be adversely affected if its outsourcing partners were unable to meet their production obligations.

NOTE 11--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in one principal industry segment: the design, manufacture, and sale of personal computing products. The Company's products are sold primarily to the business, education, consumer, and government markets.

    Geographic financial information is as follows (in millions):

                                                                             1998       1997       1996
                                                                           ---------  ---------  ---------
Net sales to unaffiliated customers:
  United States..........................................................  $   3,287  $   3,507  $   4,735
  EMEA...................................................................      1,345      1,667      2,222
  Japan..................................................................        731      1,070      1,792
  Asia Pacific...........................................................        293        490        563
  Other..................................................................        285        347        521
                                                                           ---------  ---------  ---------
    Total net sales......................................................  $   5,941  $   7,081  $   9,833
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Transfers between geographic areas (eliminated in consolidation):
  United States..........................................................  $      50  $     206  $     517
  EMEA...................................................................        398        207        121
  Japan..................................................................          1          5     --
  Asia Pacific...........................................................        854      1,270      3,035
                                                                           ---------  ---------  ---------
    Total transfers......................................................  $   1,303  $   1,688  $   3,673
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Operating income (loss):
  United States..........................................................  $      45  $    (913) $  (1,198)
  EMEA...................................................................        117       (129)      (186)
  Japan..................................................................          3        (86)        (4)
  Asia Pacific...........................................................         56        104          3
  Other..................................................................          8        (29)    --
  Eliminations...........................................................         32        (17)         2
Corporate income (expense), net..........................................         68         25         88
                                                                           ---------  ---------  ---------
Income (loss) before provision (benefit) for income taxes................  $     329  $  (1,045) $  (1,295)
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------
Identifiable assets:
  United States..........................................................  $   1,205  $   1,543  $   1,935
  EMEA...................................................................        342        557        648
  Japan..................................................................        242        383        559
  Asia Pacific...........................................................        104        286        312
  Other..................................................................         68        119        171
  Eliminations...........................................................         (3)      (135)       (26)
  Corporate assets.......................................................      2,331      1,480      1,765
                                                                           ---------  ---------  ---------
    Total assets.........................................................  $   4,289  $   4,233  $   5,364
                                                                           ---------  ---------  ---------
                                                                           ---------  ---------  ---------

    "EMEA" is an abbreviation for Europe, the Middle East, and Africa. Revenues in Africa and the Middle East were not significant. "Asia Pacific" does not include Japan. "Other" is comprised of all North and South America sites excluding the United States. Prior year amounts have been restated to conform to the current year's presentation. "Net sales to unaffiliated customers" is based on the location of the customers.

    Transfers between geographic areas are recorded at amounts generally above cost and in accordance with the rules and regulations of the respective governing tax authorities. Operating income (loss) by geographic area consists of total net sales less operating expenses, and does not include an allocation of general corporate expenses. The restructuring charges recorded in 1997 and 1996 are included in the calculation of operating income (loss) for each geographic area. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents, short-term investments and equity securities.

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

NOTE 12--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                     FOURTH QUARTER   THIRD QUARTER  SECOND QUARTER   FIRST QUARTER
                                                     ---------------  -------------  ---------------  -------------
                                                        (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
1998
Net sales..........................................     $   1,556       $   1,402       $   1,405       $   1,578
Gross margin.......................................     $     417       $     360       $     349       $     353
Net income.........................................     $     106       $     101       $      55       $      47
Earnings per common share:
  Basic............................................     $    0.79       $    0.76       $    0.42       $    0.37
  Diluted..........................................     $    0.68       $    0.65       $    0.38       $    0.33

1997
Net sales..........................................     $   1,614       $   1,737       $   1,601       $   2,129
Gross margin.......................................     $     320       $     348       $     303       $     397
Net loss...........................................     $    (161)      $     (56)      $    (708)      $    (120)
Loss per common share:
  Basic............................................     $   (1.26)      $   (0.44)      $   (5.64)      $   (0.96)
  Diluted..........................................     $   (1.26)      $   (0.44)      $   (5.64)      $   (0.96)

    Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

    Net income for the third quarter of 1998 includes a $40 million gain before foreign taxes on gains associated with the Company's investment in ARM which were recognized as other income. Foreign taxes recognized in the third quarter on these gains were approximately $7 million. The third quarter of 1998 also includes the recognition of $7 million of purchased in-process research and development which was charged to operations upon acquisition.

    Net loss for the fourth quarter of 1997 includes a $62 million charge to increase the Company's restructuring reserves, as well as a $75 million charge related to the termination of the license agreement with PCC. Net loss for the second quarter of 1997 includes a $155 million restructuring charge, as well as a $375 million write-off of purchased in-process research and development related to the Company's acquisition of NeXT.

SCHEDULE II

                              APPLE COMPUTER, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                                                    CHARGED TO
                                                                     BEGINNING       COSTS AND                          ENDING
ALLOWANCE FOR DOUBTFUL ACCOUNTS:                                      BALANCE        EXPENSES        DEDUCTIONS(1)      BALANCE
-----------------------------------------------------------------  -------------  ---------------  -----------------  -----------
Year Ended September 25, 1998....................................    $      99       $      11         $      29       $      81
Year Ended September 26, 1997....................................    $      91       $      35         $      27       $      99
Year Ended September 27, 1996....................................    $      87       $      28         $      24       $      91

------------------------

(1) Represents amounts written off against the allowance, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    Listed below are the Class I directors whose two-year terms expire in 1999.

NAME                                          POSITION WITH THE COMPANY       AGE      DIRECTOR SINCE
--------------------------------------------  --------------------------      ---      ---------------
Gareth C.C. Chang                             Director                            55           1996
William V. Campbell                           Director                            58           1997
Jerome B. York                                Director                            60           1997

    Listed below are the Class II directors whose two-year terms do not expire until 2000.

NAME                                          POSITION WITH THE COMPANY       AGE      DIRECTOR SINCE
--------------------------------------------  --------------------------      ---      ---------------
Steven P. Jobs                                Director and interim Chief          43           1997
                                              Executive Officer
Lawrence J. Ellison                           Director                            54           1997
Edgar S. Woolard, Jr.                         Director                            64           1996

    WILLIAM V. CAMPBELL has been chairman of the Board of Directors of Intuit, Inc. since August 1998. Mr. Campbell was President and Chief Executive Officer and a director of Intuit Inc. from April 1994 to August 1998. From January 1991 to December 1993, Mr. Campbell was President and Chief Executive Officer of GO Corporation. Mr. Campbell also serves on the board of directors of Netscape Communications Corporation, SanDisk Corporation and Great Plains Software.

    GARETH C. C. CHANG was appointed September 1, 1998 as Executive Chairman of STAR TV. Prior to joining STAR TV, Mr. Chang was President of Hughes Electronics International and Corporate Senior Vice President of Hughes Electronics since 1993. Previously, he was Corporate Vice President of McDonnell Douglas Corporation. He is currently a director of News Corporation, Mallinckrodt, Inc. and sits on the advisory council of Nike Inc.

    LAWRENCE J. ELLISON has been Chief Executive Officer and a director of Oracle Corporation (Oracle) since he co-founded Oracle in May 1977, and was President of Oracle until June 1996. Mr. Ellison has been Chairman of the Board of Oracle since June 1995. Mr. Ellison is a director of SuperGen, Inc., the Dian Fossey Gorilla Fund, and is Co-Chairman of California's Council on Information Technology.

    STEVEN P. JOBS is one of the Company's co-founders and currently serves as its interim Chief Executive Officer. Mr. Jobs is the also the Chairman and Chief Executive Officer of Pixar Animation Studios. In addition, Mr. Jobs co-founded NeXT Software, Inc. ("NeXT") and served as the Chairman and Chief Executive Officer of NeXT from 1985 until 1997 when NeXT was acquired by the Company.

    EDGAR S. WOOLARD, JR. has served as Chairman of the Board of Director of Conoco Inc. since July 1998. He served as Chairman of the Board of Directors of
E. I. DuPont de Nemours & Co. ("DuPont") until October 1997. Previously, he held the positions of President and Chief Executive Officer of DuPont. He is currently a director of CITIGROUP, Inc. and DuPont.

    JEROME B. YORK has served as Vice Chairman of Tracinda Corporation since September 1995. In May 1993, he joined International Business Machines Corporation (IBM) as Senior Vice President and Chief Financial Officer, and he served as a director of IBM from January 1995 to August 1995. Prior to joining IBM, Mr. York served in a number of executive positions at Chrysler Corporation, including Executive Vice President--Finance and Chief Financial Officer from May 1990 to May 1993. He also served as a director of Chrysler Corporation from 1992 to 1993. Mr. York is also a director Waste Management, Inc., and MGM Grand, Inc. and Metro-Goldwyn-Mayer, Inc.

EXECUTIVE OFFICERS

    The following sets forth certain information regarding executive officers of the Company. Information pertaining to Mr. Jobs, who is both a director and an executive officer of the Company, may be found in the section entitled "Directors".

    FRED D. ANDERSON, Executive Vice President and Chief Financial Officer (age
54) joined the Company in April 1996. Prior to joining the Company, Mr. Anderson was Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc. ("ADP"), a position he held from August 1992 to March 1996. Prior to joining ADP, Mr. Anderson held several domestic and international executive positions at MAI Basic Four, Inc., including President and Chief Operating Officer.

    TIMOTHY D. COOK, Senior Vice President, Worldwide Operations (age 38) joined the company in March 1998. Prior to joining the Company, Mr. Cook held the position of Vice President, Corporate Materials for Compaq Computer Corporation ("Compaq"). Previous to his work at Compaq, Mr. Cook was the Chief Operating Officer of the Reseller Division at Intelligent Electronics. Mr. Cook also spent 12 years with IBM, most recently as Director of North American Fulfillment.

    NANCY R. HEINEN, Senior Vice President, General Counsel and Secretary (age
42) joined the Company in September 1997. Prior to joining the Company, Ms. Heinen held the position of Vice President, General Counsel and Secretary of the Board of Directors at NeXT from February 1994 until the acquisition of NeXT by the Company in February 1997. Prior to joining NeXT, Ms. Heinen was Group Counsel and Assistant Secretary at Tandem Computers Incorporated from 1989 to 1994, and previously had been employed in private legal practice.

    MITCHELL MANDICH, Senior Vice President, Worldwide Sales (age 50) joined the Company in February 1997 upon the Company's acquisition of NeXT. Mr. Mandich has also served the Company in the position of Vice President, North American Business Division. Prior to joining the Company, Mr. Mandich held the position of Vice President, Worldwide Sales and Service with NeXT from December 1995 through February 1997. Before joining NeXT, Mr. Mandich served in the position of Senior Vice President, Americas Sales and Marketing with Pyramid Technology Corporation from January 1993 to November 1995.

    JONATHAN RUBINSTEIN, Senior Vice President, Hardware Engineering (age 42), joined the Company in February 1997. Before joining the Company, Mr. Rubinstein was Executive Vice President and Chief Operating Officer of FirePower Systems Incorporated ("FirePower"), from May 1993 to August 1996. Before joining FirePower, Mr. Rubinstein was Vice President and General Manager, Hardware and Vice President, Hardware Engineering at NeXT.

    AVADIS TEVANIAN, JR., PH.D., Senior Vice President, Software Engineering (age 37), joined the Company in February 1997 upon the Company's acquisition of NeXT. With NeXT, Dr. Tevanian held several positions, including Vice President, Engineering, from April 1995 to February 1997. Prior to April 1995, Dr. Tevanian worked as an engineer with NeXT and held several management positions.

    SINA TAMADDON, Senior Vice President, Service & Support (age 41) joined the Company in September 1997. Mr. Tamaddon has also served with the Company in the position of Vice President and General Manager, Newton Group. Before joining the Company, Mr. Tamaddon held the position of Vice President, Europe with NeXT from September 1996 through March 1997. From August 1994 to August 1996,

Mr. Tamaddon held the position of Vice President, Professional Services with NeXT. Prior to joining NeXT, Mr. Tamaddon served as Vice President, Advanced Technology for Software Alliance Incorporated.

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

    Based solely upon a review of the copies of such forms furnished to the Company, the absence of a Form 3 or Form 5 or written representations that no Forms 5 were required, the Company believes that, during fiscal year 1998, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

INFORMATION REGARDING EXECUTIVE COMPENSATION

    The following table summarizes compensation information for the last three fiscal years for (i) Mr. Jobs, interim Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of fiscal year (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                           LONG-TERM COMPENSATION
                                                                            ----------------------------------------------------
                                               ANNUAL COMPENSATION             SECURITIES           ALL
                                        ----------------------------------     RESTRICTED        UNDERLYING          OTHER
                                          FISCAL      SALARY      BONUS       STOCK AWARDS        OPTIONS        COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR         ($)        ($)             ($)              (#)               ($)
--------------------------------------  -----------  ---------  ----------  -----------------  --------------  -----------------
Steven P. Jobs........................        1998          --          --             --                --               --
interim Chief Executive
  Officer.............................        1997          --          --             --            30,000(1)            --
                                              1996          --          --             --                --               --

Fred D. Anderson......................        1998     604,283          --             --           250,000(2)        60,123(3)
Executive Vice President..............        1997     520,311          --         40,748(4)        850,000(5)       250,489(6)
and Chief Financial Officer...........        1996     252,156   1,275,000             --           400,000          141,361(7)

Timothy D. Cook.......................        1998     223,953     500,000(8)            --         700,000           90,849(9)
Senior Vice President,................        1997          --          --             --                --               --
Worldwide Operations..................        1996          --          --             --                --               --

Jonathan Rubinstein...................        1998     402,095          --             --           300,000(2)         4,804(10)
Senior Vice President,................        1997     250,262     100,000         19,108(4)        700,000(5)         1,864(10)
Hardware Engineering..................        1996          --          --             --                --               --

Mitchell Mandich......................        1998     402,253          --             --           424,250(2)         8,118(10)
Senior Vice President,................        1997     174,348     104,000             --           565,050(5  11)            --
Worldwide Sales.......................        1996

--------------------------

(1) Mr. Jobs was granted 30,000 stock options in his capacity as a director of the Company pursuant to the 1997 Director Stock Option Plan.

(2) Replacement of 250,000, 224,250 and 300,000 options that were previously granted to Messrs. Anderson, Mandich and Rubinstein, respectively, and canceled pursuant to the stock option exchange program. Other than the replacement options, Messrs. Anderson and Rubinstein were not granted any options during the fiscal year.

(3) Includes $45,000 in relocation assistance and $5,123 in matching contributions made by the Company in accordance with the terms of the 401(k) plan.

(4) For fiscal year 1997, these amounts represent the values on February 5, 1997 of the Common Stock underlying the Performance Shares earned by the Named Executive Officers under the terms of the Senior Officers Restricted Performance Share Plan.

    The amounts of Common Stock earned by participating Named Executive Officers are as follows: Mr. Anderson - 2,672; Mr. Rubinstein - 1,253. No dividends were paid on the Performance Shares. As of the last day of fiscal year 1997, the Named Executive Officers held no other Performance Shares or restricted stock.

(5) Includes the replacement of 500,000, 50,000 and 200,000 options that were previously granted to Messrs. Anderson, Mandich and Rubinstein, respectively, and canceled pursuant to the stock option exchange program.

(6) Consists of $245,497 in relocation assistance and $4,992 in matching contributions made by the Company in accordance with the terms of its 401(k) plan.

(7) Consists of $140,155 in relocation assistance and $1,206 in matching contributions made by the Company in accordance with the terms of its 401(k) plan.

(8) In connection with his employment, Mr. Cook received a one-time hiring bonus in the amount of $500,000.

(9) Consists of $86,049 in relocation assistance and $4,800 in matching contributions made by the Company in accordance with the terms of its 401(k) plan.

(10) Consists of matching contributions made by the Company in accordance with the terms of its 401(k) plan.

(11) Includes 240,800 NeXT options which were converted into Apple options during fiscal year 1997 in connection with Apple's acquisition of NeXT.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table provides information about option grants to the Named Executive Officers during fiscal year 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   POTENTIAL REALIZABLE
                                            INDIVIDUAL GRANTS                                        VALUE AT ASSUMED
                                   ------------------------------------                              ANNUAL RATES OF
                                       NUMBER OF      PERCENT OF TOTAL                                 STOCK PRICE
                                      SECURITIES       OPTIONS GRANTED                               APPRECIATION FOR
                                      UNDERLYING       TO EMPLOYEES IN                               OPTION TERM (3)
                                    OPTIONS GRANTED      FISCAL YEAR     EXERCISE OR  EXPIRATION   --------------------
NAME                                    (#) (1)           ($/SH)(2)      BASE PRICE      DATE       5% ($)     10% ($)
---------------------------------  -----------------  -----------------  -----------  -----------  ---------  ---------
Steven P. Jobs...................         --                   0.00%         --           --          --         --

Fred D. Anderson.................        250,000(4)            1.80%        13.6875     12/19/07   2,151,999  5,453,587

Timothy D. Cook..................        700,000               5.04%        17.6875      2/02/08   7,786,502  19,732,524

Jonathan Rubinstein..............        300,000(4)            2.16%        13.6875     12/19/07   2,582,399  6,544,305

Mitchell Mandich.................        224,250(4)            1.61%        13.6875     12/19/07   1,930,343  4,891,868
                                         200,000               1.44%         13.125     12/29/07   1,650,848  4,183,574

------------------------------

(1) Based on an aggregate of 13,879,349 options granted to all employees during fiscal year 1998, including 4,707,220 options granted in exchange for the cancellation of the same number of outstanding options as of December 19, 1997 on a one-for-one basis pursuant to the stock option exchange program. Options typically vest in four equal annual installments commencing on the first anniversary of the date of grant.

(2) All options were granted at an exercise price equal to the fair market value based on the closing market value of Common Stock on the Nasdaq National Market on the date of grant.

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

(4) Grants of stock options pursuant to the stock option exchange program in exchange for the cancellation of outstanding stock options. Messrs. Anderson, Mandich and Rubinstein did not receive any new grants of stock options in fiscal 1998.

OPTIONS EXERCISED AND YEAR-END OPTION HOLDINGS

    The following table provides information about stock option exercises by the Named Executive Officers during fiscal year 1998 and stock options held by each of them at fiscal year-end.

              AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED            IN-THE-MONEY
                                                                      OPTIONS AT               OPTIONS AT FISCAL
                                      SHARES        VALUE        FISCAL YEAR-END (#)            YEAR-END ($)(2)
                                    ACQUIRED ON   REALIZED   ----------------------------  --------------------------
NAME                               EXERCISE (#)    ($)(1)     EXERCISABLE   UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
---------------------------------  -------------  ---------  -------------  -------------  -----------  -------------
Steven P. Jobs...................       --           --           10,000         20,000       157,500        315,000
Fred D. Anderson.................      133,334    3,108,349       33,334        583,332       850,017     14,765,591
Timothy D. Cook..................       --           --                0        700,000             0     14,743,750
Jonathan Rubinstein..............       66,667    1,552,661            0        433,333             0     10,918,741
Mitchell Mandich.................       78,717    1,779,641       13,200        608,083       423,852     16,377,545

------------------------------

(1) Market value of underlying securities (based on the fair market value of Common Stock on the Nasdaq National Market) at the time of exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at the end of fiscal year 1998 (based on $38.75 per share, the closing price of Common Stock on the Nasdaq National Market on September 25, 1998), minus the exercise price.

STOCK OPTION EXCHANGE PROGRAM

    The following table sets forth certain information concerning the Exchange Program, including (i) the name and position of each executive officer who participated in the exchange program, (ii) the date of any such exchange, (iii) the number of securities underlying exchanged options, (iv) the per share market price of the underlying security at the time of the exchange, (v) the original exercise price or base price of the canceled option at the time of exchange,
(vi) the per share exercise price of the option received in exchange for the existing option and (vii) the original option term remaining at the date of exchange.

                           10-YEAR OPTION REPRICINGS

                                                                   NUMBER OF
                                                                  SECURITIES                   EXERCISE
                                                                  UNDERLYING   MARKET PRICE    PRICE AT
                                                                    OPTIONS     OF STOCK AT     TIME OF        NEW
                                                       DATE OF     REPRICED       TIME OF      REPRICING    EXERCISE
NAME AND POSITION                                     REPRICING       (#)      REPRICING ($)      ($)       PRICE ($)
---------------------------------------------------  -----------  -----------  -------------  -----------  -----------
Fred D. Anderson Executive Vice President and Chief    12/19/97      250,000       13.6875         19.75      13.6875
Financial Officer                                       7/11/97      400,000         13.25         24.56        13.25
                                                        7/11/97      100,000         13.25        18.375        13.25

Guerrino De Luca (1)                                    7/11/97      200,000         13.25         17.00        13.25
Executive Vice President, Marketing                     7/11/97       28,000         13.25         26.38        13.25
                                                        7/11/97       20,000         13.25         19.88        13.25
                                                        7/11/97       15,000         13.25         29.50        13.25
                                                        7/11/97        8,000         13.25         26.38        13.25
                                                        7/11/97        8,000         13.25         26.38        13.25
                                                        7/11/97        7,500         13.25         23.75        13.25
                                                        7/11/97        5,600         13.25         26.38        13.25
                                                        7/11/97        5,600         13.25         26.38        13.25
                                                        7/11/97        5,000         13.25         29.75        13.25
                                                        7/11/97        2,914         13.25         29.75        13.25
                                                        7/11/97        2,800         13.25         26.38        13.25
                                                        7/11/97        1,336         13.25         29.75        13.25

John B. Douglas, III (1)                                7/11/97      100,000         13.25         17.50        13.25
Senior Vice President, General Counsel And              7/11/97       40,000         13.25        18.375        13.25
Secretary                                               7/11/97       25,000         13.25         16.50        13.25

Nancy R. Heinen                                        12/19/97      250,000       13.6875         21.31      13.6875
Senior Vice President, General Counsel and
Secretary

Mitchell Mandich                                       12/19/97       59,200       13.6875         19.75      13.6875
Senior Vice President, Worldwide Sales                 12/19/97      165,050       13.6875         22.94      13.6875

David Manovich (1)                                      7/11/97      200,000         13.25         16.50        13.25
Senior Vice President, International Sales and
Service

Jonathan Rubinstein                                    12/19/97      300,000       13.6875         19.75      13.6875
Senior Vice President, Hardware Engineering             7/11/97      200,000         13.25         17.00        13.25

Sina Tamaddon                                          12/19/97      250,000       13.6875        18.125      13.6875
Senior Vice President, Service and Support


                                                        LENGTH OF
                                                     ORIGINAL OPTION
                                                     TERM REMAINING
                                                       AT DATE OF
NAME AND POSITION                                       REPRICING
---------------------------------------------------  ---------------
Fred D. Anderson Executive Vice President and Chief      9 years
Financial Officer                                       8 months
                                                         8 years
                                                        9 months
                                                         9 years
                                                        9 months
Guerrino De Luca (1)                                     9 years
Executive Vice President, Marketing                     7 months
                                                         7 years
                                                        9 months
                                                         8 years
                                                        11 months
                                                         6 years
                                                        5 months
                                                         6 years
                                                        7 months
                                                         7 years
                                                        4 months
                                                         6 years
                                                        3 months
                                                         4 years
                                                        7 months
                                                         5 years
                                                        6 months
                                                         1 year
                                                        0 months
                                                         2 years
                                                        9 months
                                                         4 years
                                                        2 months
                                                         1 year
                                                        9 months
John B. Douglas, III (1)                                 9 years
Senior Vice President, General Counsel And              6 months
Secretary                                                9 years
                                                        9 months
                                                         9 years
                                                        8 months
Nancy R. Heinen                                          9 years
Senior Vice President, General Counsel and              9 months
Secretary
Mitchell Mandich                                         9 years
Senior Vice President, Worldwide Sales                  8 months
                                                         9 years
                                                        9 months
David Manovich (1)                                       9 years
Senior Vice President, International Sales and          8 months
Service
Jonathan Rubinstein                                      9 years
Senior Vice President, Hardware Engineering             8 months
                                                         9 years
                                                        7 months
Sina Tamaddon                                            9 years
Senior Vice President, Service and Support              11 months

                                                                   NUMBER OF
                                                                  SECURITIES                   EXERCISE
                                                                  UNDERLYING   MARKET PRICE    PRICE AT
                                                                    OPTIONS     OF STOCK AT     TIME OF        NEW
                                                       DATE OF     REPRICED       TIME OF      REPRICING    EXERCISE
NAME AND POSITION                                     REPRICING       (#)      REPRICING ($)      ($)       PRICE ($)
---------------------------------------------------  -----------  -----------  -------------  -----------  -----------
Avadis Tevanian, Jr.                                   12/19/97      275,837       13.6875         19.75      13.6875
Senior Vice President, Software Engineering             7/11/97      100,000         13.25         17.00        13.25


                                                        LENGTH OF
                                                     ORIGINAL OPTION
                                                     TERM REMAINING
                                                       AT DATE OF
NAME AND POSITION                                       REPRICING
---------------------------------------------------  ---------------
Avadis Tevanian, Jr.                                     9 years
Senior Vice President, Software Engineering             8 months
                                                         9 years
                                                        7 months

------------------------------

(1) All options received by Messrs. De Luca, Manovich and Douglas pursuant to the stock option exchange program were forfeited upon termination of employment.

COMPENSATION COMMITTEE REPORT ON THE STOCK OPTION EXCHANGE PROGRAM

    In order to address concerns regarding the retention of the Company's key employees, the Compensation Committee approved a stock option exchange program (the "Exchange Program") on December 21, 1997. Pursuant to the Exchange Program, all individuals who held stock options granted under one of the Company's stock option plans, excluding the Directors Stock Option Plan, were offered the opportunity to exchange all of their stock options with an exercise price of greater than $13.6875 on a one-for-one basis for new stock options with an exercise price of $13.6875, the fair market value of the Common Stock on December 19, 1997, and a new four year vesting schedule. All stock options issued under the Exchange Program will expire on December 19, 2007. The Company's employees exchanged approximately 4.7 million stock options.

                     MEMBERS OF THE COMPENSATION COMMITTEE

           Edgar S. Woolard, Jr. (Chairman)         Gareth C.C. Chang

COMPENSATION OF DIRECTORS

    In 1997, the Company ended its practice of paying cash retainers and fees to directors, and approved the Apple Computer, Inc. 1997 Director Stock Option Plan (the "Director Plan"). The Director Plan was approved by the shareholders in April 1998 and 400,000 shares have been reserved for issuance under the Director Plan. Pursuant to the Director Plan, the Company's non-employee directors are granted 30,000 stock options upon their initial election to the Board. On the fourth anniversary of a non-employee director's initial election to the Board and on each subsequent anniversary, the director will be entitled to receive 10,000 vested stock options. As of October 31, 1998, there were 150,000 shares outstanding under the Director Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The current members of the Board's Compensation Committee are Messrs. Woolard and Chang, neither of whom is an employee of the Company. No person who was an employee of the Company in fiscal year 1998 served on the Compensation Committee in fiscal year 1998. During fiscal year 1998, no executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of October 31, 1998 with respect to the beneficial ownership of the Company's Common Stock by (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Named Executive Officer listed in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers as a group. On the Table Date, 135,248,323 shares of Common Stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

        SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

                                                                                SHARES OF COMMON
                                                                                      STOCK          PERCENT OF
                                                                                  BENEFICIALLY      COMMON STOCK
NAME OF BENEFICIAL OWNER                                                              OWNED          OUTSTANDING
------------------------------------------------------------------------------  -----------------  ---------------
Fidelity Management & Research Company........................................       16,665,531(1)        12.32%
Fred D. Anderson..............................................................           97,170(2)        *
William V. Campbell...........................................................           10,251(3)        *
Gareth C. C. Chang............................................................           12,000(3)        *
Timothy D. Cook...............................................................                0
Lawrence J. Ellison...........................................................           10,000(3)        *
Steven P. Jobs................................................................           10,001(3)        *
Jonathan Rubinstein...........................................................           76,793(4)        *
Mitchell Mandich..............................................................          179,463(5)        *
Edgar S. Woolard, Jr..........................................................           18,000(3)        *
Jerome B. York................................................................           20,000(3)        *
All executive officers and directors as a group (13 persons)..................          628,264(6)        *

------------------------

(1) Based on a Schedule 13G dated August 10, 1998, filed by FMR Corp., 82 Devonshire Street, Boston, MA 02109. Fidelity Management & Research Company ("Fidelity"), a wholly--owned subsidiary of FMR Corp and an investment advisor, is the beneficial owner of 14,078,334 shares or 10.38% of the Common Stock as a result of acting as an investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940, and as a result of acting as sub-advisor to Fidelity American Special Situations Trust ("FASST"). Fidelity Management Trust Company, also a wholly-owned subsidiary of FMR Corp. and a bank is the beneficial owner of 2,170,138 shares or 1.60% of the Common Stock. Edward C. Johnson 3rd, Chairman of FMR Corp., and FMR Corp. through its control of Fidelity, the funds, FASST, and Fidelity Management Trust Company, each has sole power to dispose of the shares and sole power to vote or to direct the voting of 1,484,974 shares. Neither FMR Corp. or Edward C. Johnson 3rd, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds.

(2) Includes 95,834 shares of Common Stock which Mr. Anderson has the right to acquire by exercise of stock options.

(3) Includes 10,000 shares of Common Stock which Messrs. Campbell, Chang, Ellison, Jobs, Woolard and York have the right to acquire by exercise of stock options.

(4) Includes 75,000 shares of Common Stock which Mr. Rubinstein has the right to acquire by exercise of stock options.

(5) Includes 179,463 shares of Common Stock which Mr. Mandich has the right to acquire by exercise of stock options.

(6) Represents shares of Common Stock held by 13 executive officers and directors and options held by such individuals that were exercisable at the Table Date or within 60 days thereafter.

* Amount represent less than 1% of the issued and outstanding shares of Common Stock on the Table Date.

ITEM 13. ARRANGEMENTS WITH NAMED EXECUTIVE OFFICERS

EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS

    The Company entered into an employment agreement with Mr. Anderson effective April 1, 1996, pursuant to which he serves as Executive Vice President and Chief Financial Officer of the Company. Pursuant to his agreement, Mr. Anderson is entitled to an annual base salary of no less than $500,000. If Mr. Anderson's employment is terminated by the Company without "Cause" at any time during the five-year period following April 1, 1996, he will be entitled to receive a lump sum severance payment equal to the sum of his annual base salary and target bonus, if any. Mr. Anderson's agreement generally defines "Cause" to include a felony conviction, willful disclosure of confidential information or willful and continued failure to perform his employment duties.

    In February 1998, Mr. Cook joined the Company as Senior Vice President, Operations. Under the terms of his employment, he is entitled to an annual base salary of no less than $400,000. In addition, Mr. Cook received a one-time hiring bonus in the amount of $500,000 and a stock option grant with a sell-back provision. The sell-back provision provides that during the five day period starting on the second anniversary of his commencement of employment, he may elect to sell all of his remaining vested and unvested options and shares (obtained through the exercise of such options) back to the Company for the sum of $3 million less any profits Mr. Cook has realized to date through the exercise and sale of such options. If Mr. Cook's employment is terminated by the Company without "Cause" during the first two years of his employment, he will be entitled to receive an amount equal to $800,000 minus the total base salary he has received since the start of his employment. In addition, he will be allowed to immediately exercise the stock option sell-back provision described above.

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

    In addition, options granted to Nancy R. Heinen, Timothy D. Cook, Mitchell Mandich and Sina Tamaddon have a provision so that in the event there is a Change in Control, as defined in the Company's stock option plans, and if in connection with or following such Change in Control, their employment is terminated without "Cause" or if they should resign for "Good Reason", those options outstanding that are not yet vested and exercisable as of the date of such change in control, shall become fully vested and exercisable. Generally, "Cause" is defined to include a felony conviction, willful disclosure of confidential information or willful and continued failure to perform his or her employment duties. "Good Reason" includes resignation of employment as a result of a substantial diminution in position or duties, or an adverse change in title or reduction in annual base salary.

CHANGE IN CONTROL ARRANGEMENTS--RETENTION AGREEMENTS

    The Company is currently party to retention agreements (The "Retention Agreements") with three Named Executive Officers (Messrs. Anderson, Rubinstein and Tevanian) providing for certain cash payments in the event of a termination of an executive's employment following a change in control of the Company. For purposes of the Retention Agreements, a "change in control" is defined as (i) a reorganization, merger, consolidation or other corporate transaction in which the holders of voting stock of the Company immediately before the corporate transaction will not own more than 50% of the voting shares of the continuing or surviving corporation immediately after such corporate transaction, (ii) the acquisition of 30% or more of the combined voting power of the Company's then-outstanding securities, (iii) a change of 50% in the membership of the Board within a two-year period, unless the election or nomination for election by shareholders of an adequate number of directors within such period was approved by the vote of at least three-fourths of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, (iv) all or substantially all of the assets of the Company are sold, liquidated or distributed, or (v) a "change in control" or a "change in the effective control" of the Company within the meaning of Section 280G of the Code.

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

                  REPORT OF THE COMPENSATION COMMITTEE OF THE
                  BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

    The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors (the "Committee"). The role of the Committee, which is comprised of two outside non-employee directors, is to review and approve the base salaries, bonuses, stock options and other compensation of the executive officers and management-level employees of the Company. The Committee also administers the Company's stock option plans and makes grants to executive officers under the 1998 Executive Officer Stock Plan.

    The Company's executive compensation program utilizes Company performance, individual performance and an increase in stockholder value over time as determinants of executive pay levels. These principles are intended to motivate executive officers to improve the financial position of the Company, to hold executives accountable for the performance of the organizations for which they are responsible, to attract key executives into the service of the Company and to create value for the Company's shareholders. The compensation for executive officers is based on two elements: Cash compensation and equity-based compensation.

CASH COMPENSATION

    The Company reviews executive compensation surveys in both the computer industry and general industry to ensure that the total cash compensation provided to executive officers and senior management remains at a competitive level to enable the Company to attract and retain management personnel with the talents and skills required to meet the challenges of a highly competitive industry. The compensation of executive officers, other than Mr. Jobs, interim Chief Executive Officer, who receives no compensation, is reviewed annually by the Committee.

BONUSES

    For fiscal year 1998, the Compensation Committee approved the FY98 Vice Presidents and Directors Incentive Bonus Plan (the "Bonus Plan"), under which cash bonuses for employees at the level of director and above were determined based on specified revenue and profit targets for the Company. Executive officers are not eligible to participate in the Bonus Plan.

EQUITY-BASED COMPENSATION

    In fiscal year 1998, the Compensation Committee emphasized equity-based compensation, principally in the form of options, as the cornerstone of the Company's executive compensation program. Equity awards are typically set by the Compensation Committee based on industry surveys, each officer's individual performance and achievements, market factors and the recommendations of management. In fiscal year 1998, executive officers were eligible to receive grants of stock options under the Apple Computer, Inc. 1998 Executive Officer Stock Plan and its predecessor plan, the 1990 Stock Option Plan. In addition, executive officers were eligible to participate in the Company's Employee Stock Purchase Plan.

    During fiscal year 1998, four executive officers of the Company received new option grants under the 1990 Stock Option Plan. No executive officers received options under the 1998 Executive Officer Stock Plan. The Options granted under the 1990 Stock Option Plan were at an exercise price equal to the fair market value of the Common Stock and generally vest in equal increments over a four-year period after grant, subject to the participant's continued employment with the Company. All options granted under the 1990 Stock Option Plan expire ten years from the date of grant, unless a shorter term is provided in the option agreement or the participant's employment with the Company ends before the end of such ten-year period.

    In December 1997, the Compensation Committee also reviewed the employees' outstanding options and determined that many employees of the Company held options at exercise prices that limited their effectiveness as a tool for employee retention and as a long-term incentive. To address this problem, the Compensation Committee consulted with an independent benefits consultant and, after considering various methods of dealing with this problem, approved the stock option exchange program (the "Exchange Program"). Under the Exchange Program, current employees of the Company were permitted to exchange all of their options with an exercise price of greater than $13.6875 on a one-for-one basis for new stock options with an exercise price of $13.6875, the fair market value of the Common Stock on December 19, 1997, and a new four year vesting schedule. Six executive officers elected to participate in the Exchange Program. The terms of the Exchange Program are described in the section entitled "Stock Option Exchange Program".

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

    Mr. Jobs, the Company's interim Chief Executive Officer, did not receive any compensation for the services he performed for the Company in fiscal year 1998.

SECTION 162(M)

    The Company intends that options granted under the Company's stock option plans be deductible by the Company under Section 162(m) of the Internal Revenue Code of 1986, as amended.

                     MEMBERS OF THE COMPENSATION COMMITTEE

           Edgar S. Woolard, Jr.,         Chairman Gareth C.C. Chang

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

(b) Reports on Form 8-K

        A current report on form 8-K dated January 8, 1998, was filed by the Registrant with the Securities and Exchange Commission to report under Item 5 thereof the press release issued to the public on January 6, 1998, regarding the Company's expected profits and revenues for the first quarter of fiscal 1998.

(c) Exhibits

  EXHIBIT
  NUMBER          NOTES*                                           DESCRIPTION
-----------  ----------------  -----------------------------------------------------------------------------------

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

   3.3       95/1Q             By-Laws of the Company, as amended through April 20, 1994.

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

   4.3.1     96-S3/A           Specimen Certificate of Common Stock of Apple Computer, Inc. (Incorporated by
                               reference to Exhibit 4.5 to the Company's Registration

------------------------

*   Notes appear on pages 82-83.

  EXHIBIT
  NUMBER          NOTES*                                           DESCRIPTION
-----------  ----------------  -----------------------------------------------------------------------------------
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

   4.5       94/2Q             Form of the Company's 6 1/2% Notes due 2004.

   4.8       96-S3/A           Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman,
                               Sachs & Co. and Morgan Stanley & Co. Incorporated.

   4.9       97K               Certificate of Determination of Preferences of Series A Non-Voting Convertible
                               Preferred Stock of Apple Computer, Inc.

   4.10      97K               Registration Rights Agreement, dated as of August 11, 1997, between Apple Computer,
                               Inc. and Microsoft Corporation.

  10.A.1     93/3Q**           1981 Stock Option Plan, as amended.

  10.A.2     91K**             1987 Executive Long Term Stock Option Plan.

  10.A.3     91K**             Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.

  10.A.3-1   92K**             Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.

  10.A.3-2   97/2Q**           Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.

  10.A.4     88K**             Form of Director Warrant.

  10.A.5     98/1Q**           1990 Stock Option Plan, as amended through November 5, 1997.

  10.A.6     97K**             Apple Computer, Inc. Employee Stock Purchase Plan, as amended through September 9,
                               1996.

  10.A.7     96/1Q**           1996 Senior/Executive Incentive Bonus Plan.

  10.A.8     91K**             Form of Indemnification Agreement between the Registrant and each officer of the
                               Registrant.

  10.A.15-1  93K-10A.15**      1993 Executive Restricted Stock Plan.

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

  10.A.26-1  97/3Q**           Amendment to Employment Agreement, dated May 1, 1997, between Apple Computer, Inc.
                               and Gilbert F. Amelio.

  10.A.27    96/2Q**           Employment Agreement dated February 26, 1996, between Registrant and George M.
                               Scalise.

  10.A.28    96/2Q**           Employment Agreement dated March 4, 1996, between Registrant and Fred D. Anderson,
                               Jr.

  10.A.29    96/2Q**           Retention Agreement dated March 4, 1996, between Registrant and Fred D. Anderson,
                               Jr.

------------------------

*   Notes appear on pages 82-83.

**  Represents a management contract or compensatory plan or arrangement.

  EXHIBIT
  NUMBER          NOTES*                                           DESCRIPTION
-----------  ----------------  -----------------------------------------------------------------------------------
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

  10.A.34    96/3Q**           Retention Agreement dated June 25, 1996, between Registrant and Ellen M. Hancock.

  10.A.35    96/3Q**           Retention Agreement dated June 27, 1996, between Registrant and George M. Scalise.

  10.A.36    96/3Q**           Airplane Use Agreement dated June 27, 1996, among Registrant, Gilbert F. Amelio and
                               Aero Ventures.

  10.A.37    96/3Q**           Letter Agreement dated May 1, 1996, between Registrant and Jeanne Seeley.

  10.A.38    (1)96/3Q**        Separation Agreement effective March 28, 1996, between Registrant and Michael H.
                               Spindler.

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

  10.A.42    97/2Q**           Senior Officers Restricted Performance Share Plan, as amended through March 25,
                               1997.

  10.A.43    97/2Q**           NeXT Computer, Inc. 1990 Stock Option Plan, as amended.

  10.A.44    97/2Q**           Non-Employee Director Stock Plan.

  10.A.45    97/3Q**           Retention Agreement dated May 1, 1997 between Apple Computer, Inc. and Fred D.
                               Anderson.

  10.A.46    97K**             Resignation Agreement dated September 22, 1997 between Registrant and Gilbert F.
                               Amelio.

  10.A.47    97K**             Retention Agreement dated May 1, 1997 between Registrant and Jon Rubenstein.

  10.A.48    97K**             Retention Agreement dated May 1, 1997 between Registrant and Avie Tevanian.

  10.A.49    97K**             1997 Employee Stock Option Plan, as amended through November 5, 1997.

  10.A.50    98/2Q**           1997 Director Stock Option Plan

  10.A.51    98/2Q**           1998 Executive Officer Stock Plan

------------------------

*   Notes appear on pages 82-83.

**  Represents a management contract or compensatory plan or arrangement.

  EXHIBIT
  NUMBER          NOTES*                                           DESCRIPTION
-----------  ----------------  -----------------------------------------------------------------------------------
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

  10.B.12    92K               Microprocessor Requirements Agreement dated January 31, 1992 between the Registrant and Motorola, Inc.

  10.B.13    96/2Q             Restructuring Agreement dated December 14, 1995, among Registrant, Taligent, Inc.
                               and International Business Machines Corporation.

  10.B.14    96/2Q             Stock Purchase Agreement dated April 4, 1996 between Registrant and SCI Systems,
                               Inc.

  10.B.16    96/3Q             Fountain Manufacturing Agreement dated May 31, 1996 between Registrant and SCI
                               Systems, Inc.

  10.B.17    97K               Preferred Stock Purchase Agreement, dated as of August 5, 1997, between Apple
                               Computer, Inc. and Microsoft Corporation.

  21                           Subsidiaries of the Company.

  23.1                         Consent of KPMG Peat Marwick LLP, Independent Auditors.

  23.2                         Consent of Ernst & Young LLP, Independent Auditors.

  24                           Power of Attorney (included at page 84).

  27                           Financial Data Schedule

------------------------

*   Notes appear on pages 82-83.

NOTES
-----------------
88K                Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the
                   fiscal year ended September 30, 1988 (the "1988 Form 10-K").

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

96-S3/A-4.1.1,
-4.2.1,-4.3.1,     Incorporated by reference to the exhibit 4.1, 4.2, 4.3, and 4.8, respectively, in the Company's
-4.8               Registration Statement on Form S-3/A (file no. 333-10961) filed October 30, 1996.

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

NOTES
-----------------
97K                Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form
                   10-K for the fiscal year ended September 26, 1997 (the "1997 Form 10-K").

98/1Q              Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on
                   Form 10-Q for the quarter ended December 26, 1997.

98/2Q              Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on
                   Form 10-Q for the quarter ended March 27, 1998.

(d) Financial Statement Schedule

    See Item 14(a)(2) of this Form 10-K

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of December 1998.

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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                interim Chief Executive
                                  Officer and Director
------------------------------    (Principal Executive       December 21, 1998
        STEVEN P. JOBS            Officer)

                                Executive Vice President
     /s/ FRED D. ANDERSON         and Chief Financial
------------------------------    Officer (Principal         December 21, 1998
       FRED D. ANDERSON           Financial Officer)

   /s/ WILLIAM V. CAMPBELL
------------------------------  Director                     December 21, 1998
     WILLIAM V. CAMPBELL

    /s/ GARETH C.C. CHANG
------------------------------  Director                     December 21, 1998
      GARETH C.C. CHANG

------------------------------  Director                     December 21, 1998
     LAWRENCE J. ELLISON

  /s/ EDGAR S. WOOLARD, JR.
------------------------------  Director                     December 21, 1998
    EDGAR S. WOOLARD, JR.

      /s/ JEROME B. YORK
------------------------------  Director                     December 21, 1998
        JEROME B. YORK