Form 10-Q
period 1998-12-26
APPLE COMPUTER INC
filed 1999-02-08
CIK 320193

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   ___________

                                  Form 10-Q
                                  ___________

                                  (Mark One)

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 26, 1998 OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______ to ________.

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

                           Yes    X      No  ____

136,417,113 shares of Common Stock Issued and Outstanding as of February 1, 1999

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             APPLE COMPUTER, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (in millions, except share and per share amounts)

                                   December 26, 1998          December 26, 1997
Net sales                                         $1,710                 $1,578
Cost of sales                                      1,228                  1,225
    Gross margin                                     482                    353

Operating expenses:
    Research and development                          76                     79
    Selling, general, and administrative             279                    234
         Total operating expenses                    355                    313

Operating income                                     127                     40

Gain from sale of investment                          32                     --
Interest and other income (expense), net              10                      7
    Total interest and other income (expense), net    42                      7
Income before provision for income taxes             169                     47

Provision for income taxes                            17                     --

Net income                                        $  152                 $   47

Earnings per common share:

    Basic                                          $1.12                 $ 0.37
    Diluted                                        $0.95                 $ 0.33

Shares used in computing earnings per share (in thousands):

    Basic                                        135,270                127,989
    Diluted                                      172,062                139,839


    See accompanying notes to condensed consolidated financial statements.

                             APPLE COMPUTER, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                      (in millions, except share amounts)

                                    ASSETS
                                       December 26, 1998      September 25,1998
Current assets:
    Cash and cash equivalents                     $1,221                 $1,481
    Short-term investments                         1,357                    819
    Accounts receivable, less allowances of
      $81 and $81, respectively                      913                    955
    Inventories                                       25                     78
    Deferred tax assets                              166                    182
    Other current assets                             185                    183
         Total current assets                      3,867                  3,698
     Property, plant, and equipment, net             344                    348
    Other assets                                     381                    243
         Total assets                             $4,592                 $4,289

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                              $  655                 $  719
    Accrued expenses                                 829                    801
         Total current liabilities                 1,484                  1,520
    Long-term debt                                   954                    954
    Deferred tax liabilities                         231                    173
         Total liabilities                         2,669                  2,647

Commitments and contingencies

Shareholders' equity:
    Series A non-voting convertible preferred
       stock, no par value; 150,000 shares
       authorized, issued and outstanding            150                    150
    Common stock, no par value; 320,000,000
       shares authorized; 135,348,625 and
       135,192,769 shares issued and
       outstanding, respectively                     637                    633
    Retained earnings                              1,050                    898
    Accumulated other comprehensive
       income (loss)                                  86                   (39)
         Total shareholders' equity                1,923                  1,642
         Total liabilities and
           shareholders' equity                   $4,592                 $4,289

     See accompanying notes to condensed consolidated financial statements.

                             APPLE COMPUTER, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in millions)

                                                  THREE MONTHS ENDED
                                        December 26, 1998     December 26, 1997
Cash and cash equivalents,
  beginning of the period                         $1,481                 $1,230
Operating:
Net income                                           152                     47
Adjustments to reconcile net income to cash
generated by operating activities:
    Depreciation and amortization                     23                     28
    Provision for deferred income taxes               10                      3
    Loss on sale of property, plant, and equipment   (1)                     --
    Gain on sale of ARM shares                      (32)                     --
Changes in operating assets and liabilities:
    Accounts receivable                               42                    133
    Inventories                                       53                     33
    Other current assets                             (2)                     27
    Other assets                                      14                      5
    Accounts payable                                (64)                   (30)
    Accrued restructuring costs	                      --                   (32)
    Other current liabilities                         28                   (82)
       Cash generated by operating activities        223                    132

Investing:
Purchase of short-term investments               (1,135)                  (399)
Proceeds from sales and maturities of short-
  term investments                                   597                    194
Net proceeds from property, plant, and
equipment retirements                                 --                     42
Purchase of property, plant, and equipment           (5)                    (7)
Proceeds from sale of ARM shares                      37                     --
Other                                                 20                     --
       Cash used for investing activities          (486)                  (170)

Financing:
Decrease in notes payable to banks                    --                    (1)
Increase in long-term borrowings                      --                      1
Increases in common stock                              3                      1
       Cash generated by financing activities          3                      1
Total cash used                                    (260)                   (37)
Cash and cash equivalents, end of the period      $1,221                 $1,193

Supplemental cash flow disclosures:
    Cash paid for interest                        $   20                 $   20
    Cash paid (received) for income taxes, net    $  (7)                 $ (18)

    See accompanying notes to condensed consolidated financial statements.

                             APPLE COMPUTER, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation
Interim information is unaudited; however, in the opinion of the Company's management, all adjustments necessary for a fair statement of interim results have been included. All adjustments are of a normal recurring nature unless specified in a separate note included in these Notes to Condensed
Consolidated Financial Statements (Unaudited). The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 25, 1998, included in its Annual Report on Form 10-K for the year ended September 25, 1998 (the 1998 Form 10-K).

During the first quarter of 1999, the Company amended its By-laws to provide that beginning with the first fiscal quarter of 1999 each of the Company's fiscal quarters would end on Saturday rather than Friday. Accordingly, one day was added to the first quarter of 1999 so that the quarter ended on Saturday, December 26, 1998. This change did not have a material effect on the Company's results of operations for the quarter and had no effect on the amount of revenue recognized during the quarter.

Note 2 - Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

                                   December 26, 1998          December 26, 1997
    Numerator:
Numerator for basic earnings per share -
  Net income (in millions)                        $  152                 $   47
Interest expense on convertible debt                  11                     --
Numerator for diluted earnings per share
-- Adjusted net income (in millions)             $   163                 $   47

    Denominator:
Denominator for basic earnings per share -
  weighted average shares outstanding            135,270                127,989

Effect of dilutive securities:
  Convertible preferred stock                      9,091                  9,091
  Dilutive options                                 5,059                  2,759
  Convertible debt                                22,642                     --
Dilutive potential common shares                  36,792                 11,850

Denominator for diluted earnings per share -
  adjusted weighted-average shares
  and assumed conversions                        172,062                139,839

Basic earnings per share                          $ 1.12                 $ 0.37

Diluted earnings per share                        $ 0.95                 $ 0.33


Options to purchase approximately 85,000 shares of common stock were outstanding as of December 26, 1998, that were not included in the computation of diluted earnings per share for the three months ended December 26, 1998, because the options' exercise price was greater than the average market price of the Company's common stock during the period and, therefore, the effect would be antidilutive.

The Company has outstanding $661 million of unsecured convertible subordinated notes (the Notes) which are convertible by their holders into approximately 22.6 million shares of common stock at a conversion price of $29.205 per share subject to the adjustments as defined in the Note agreement. The common shares represented by these Notes upon conversion were included in the computation of diluted earnings per share for the three months ended December 26, 1998, as the effect of using the if-converted method was dilutive for that period. The common shares represented by these Notes were not included in the computation of diluted earnings per share for the three months ended December 26, 1997, because the effect of using the if-converted method for those periods would be anti-dilutive. For additional disclosures regarding the outstanding preferred stock, employee stock options and the Notes, see the 1998 Form 10-K.

Note 3 - Consolidated Financial Statement Details (in millions)

Inventories                                         12/26/98            9/25/98
    Purchased parts                                   $   10              $  32
    Work in process                                        3                  5
    Finished goods                                        12                 41
       Total inventories                              $   25              $  78

Property, Plant, and Equipment                      12/26/98            9/25/98
    Land and buildings                                $  340             $  338
    Machinery and equipment                              277                277
    Office furniture and equipment                        79                 80
    Leasehold improvements                               129                129
    Accumulated depreciation and amortization          (481)              (476)
       Net property, plant, and equipment             $  344             $  348

Accrued Expenses                                    12/26/98            9/25/98
    Accrued compensation and employee benefits        $   80             $   99
    Accrued marketing and distribution                   254                205
    Accrued warranty and related costs                   124                132
    Other current liabilities                            371                365
       Total accrued expenses                         $  829             $  801

                                                         Three Months Ended
Interest and Other Income (Expense)                 12/26/98           12/26/97
    Interest income                                   $   32             $   22
    Interest expense                                    (16)               (16)
    Other income (expense), net                          (6)                  1
       Interest and other income (expense), net       $   10             $    7

Note 4 - Equity Investment Gains
As of September 25, 1998, the Company owned 25.9% of the outstanding stock of ARM Holdings plc (ARM), a publicly held company in the United Kingdom involved in the design of high performance microprocessors and related technology. Through September 25, 1998, the Company accounted for this investment using the equity method. On October 14, 1998, the Company sold
2.9 million shares of ARM stock for net proceeds of approximately $37 million, a gain of approximately $32 million recorded as other income, and related income tax expense of approximately $3 million.

As a result of this sale, the Company's ownership interest in ARM fell to 19%. Consequently, beginning in the first quarter of fiscal 1999, the Company no longer accounts for its remaining investment in ARM using the equity method and has categorized its remaining shares as available for sale requiring the shares be carried at fair value, with unrealized gains and losses reported as a component of shareholders' equity. During the first quarter of 1999, the Company increased the carrying value of its remaining shares in ARM by $180 million to adjust their total carrying value at December 26, 1998, to their market value of approximately $197 million. The carrying value of the ARM shares is included in other assets. The total unrealized gain net of taxes recognized in other comprehensive income during the first quarter of 1999 was approximately $113 million.

Note 5 - Comprehensive Income
The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 130, "Reporting Comprehensive Income", beginning with the Company's first quarter of 1999. SFAS No. 130 separates comprehensive income into two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. While SFAS No. 130 establishes new rules for the reporting and display of comprehensive income, it has no impact on the Company's net income or total shareholders' equity. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and from unrealized gains and losses on marketable securities categorized as available for sale. See Note 4 regarding unrealized gains on available for sale securities.

The components of comprehensive income, net of tax, are as follows
 (in millions):

                                                         Three Months Ended
                                                    12/26/98    12/26/97
Net income                                            $  152             $   47
Other comprehensive income:
   Change in accumulated translation adjustment           12                (4)
   Unrealized gain on investments, net                   113                 --

Total comprehensive income                            $  277             $   43

Note 6 - Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and in June 1998 issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A discussion of these accounting standards is included in the notes to consolidated financial statements included in the 1998 Form 10-K under the subheading "Recent Accounting Pronouncements."


In March 1998, the AICPA issued Statement of Position (SOP) 98-1,
"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. SOP 98-1 must be adopted by the Company effective as of fiscal 2000 and is not expected to have a material impact on the Company's consolidated results of operations or financial position.

During the fist quarter of 1999, the Company adopted AICPA SOP 97-2, "Software Revenue Recognition." SOP 97-2 established standards relating to the recognition of software revenue. SOP 97-2 was effective for transactions entered into by the Company beginning in the first quarter of fiscal 1999. The adoption of this accounting standard did not have a material impact on the Company's results of operations.

Note 7 - Contingencies
The Company is subject to various legal proceedings and claims which are discussed in detail in the 1998 Form 10-K. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

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

Note 8 - Reclassifications
Certain amounts in the Condensed Consolidated Statement of Cash Flows for the three months ended December 26, 1997, have been reclassified to conform to the 1999 presentation.

Note 9 - Subsequent Events
On February 1, 1999, the Company took further actions to improve the flexibility and efficiency of its manufacturing operations by moving final assembly of certain of its products to original equipment manufacturers. These restructuring actions will result in the Company recognizing a charge to operations of approximately $9 million during the second quarter of 1999.

On February 2, 1999, the Company sold 2 million shares of ARM stock for net proceeds of approximately $59 million and a gain before taxes of approximately $55 million which will be recognized as other income by the Company in the second quarter of 1999. Subsequent to this sale, the Company holds approximately 7.3 million shares of ARM stock which represent approximately 14.9% of the currently outstanding shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with the 1998 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company's fiscal calendar.

Results of Operations
Tabular information (dollars in millions, except per share amounts):

                            First    First              First   Fourth
                          Quarter  Quarter            Quarter  Quarter
                             1999     1998  Change       1999     1998   Change

Net sales                  $1,710   $1,578      8%     $1,710   $1.556      10%
Macintosh CPU unit sales
    (in thousands)            944      635     49%        944      834      13%
Gross margin               $  482   $  353     37%     $  482   $  417      16%
  Percentage of net sales   28.2%    22.4%              28.2%    26.8%
Research and development   $   76   $   79    (4%)     $   76   $   73       4%
  Percentage of net sales      4%       5%                 4%       5%
Selling, general and
    administrative         $  279   $  234     19%     $  279   $  235      19%
  Percentage of net sales     16%      15%                16%      15%
Gain from sale of
    investment             $   32   $   --      NM     $   32   $   --       NM
Interest and other income
    (expense), net         $   10   $    7     43%     $   10   $    5     100%
Provision for income taxes $   17   $   --      NM     $   17   $    8     112%
  Effective tax rate          10%      --%                10%       7%
Net income                 $  152   $   47    223%     $  152   $  106      43%
Basic earnings per share   $ 1.12   $ 0.37    203%     $ 1.12   $ 0.79      42%
Diluted earnings per share $ 0.95   $ 0.33    188%     $ 0.95   $ 0.68      40%

NM: Not Meaningful

Net income for the first quarter of 1999 includes a $32 million gain before tax associated with the sale by the Company of 2.9 million shares of its investment in ARM which were recognized as other income. Income tax expense recognized in the first quarter on this gain was approximately $3 million.

Net Sales
Net sales for the first quarter of 1999 were $1.71 billion, an 8% increase over the same quarter in 1998. The increase in net sales is primarily attributable to a year-over-year 49% increase in Macintosh CPU unit volume. Volumes were favorably affected by sales of iMac, the Company's moderately priced Macintosh system designed for education and consumer markets introduced during the fourth quarter of 1998, which represented 55% or 519,000 of the total Macintosh CPU units sales during the first quarter of During the first quarter of 1999, the Company also experienced year-over-year unit volume growth in both its Power Macintosh G3 and Powerbook G3 product lines of 23% and 39%, respectively. Further contributing to the year-over-year increase in net sales was approximately $33 million of incremental net sales in the first quarter of 1999 related to the introduction MacOS 8.5, the most recent version of the Company's Macintosh operating system. The positive effect of these factors on first quarter 1999 net sales was partially offset by two principal factors. First, average revenue per Macintosh system, a function of total net sales related to hardware shipments and total Macintosh CPU unit sales, fell 26% to $1,776 during the first quarter of 1999 as compared to the same quarter in 1998. The decline in the average revenue per Macintosh system was the result of lower priced iMac systems comprising a significant portion of first quarter 1999 net sales, the decline in net sales from the phase out of certain peripheral products, and the overall industry trend towards lower priced products. Second, net sales of imaging and display products decreased by $93 million to $116 million in the first quarter of 1999 compared with the same quarter in 1998 reflecting the Company's continuing phase-out of most imaging and many display products.

Net sales increased sequentially $154 million or 10% during the first quarter of 1999 as compared to the fourth quarter of 1998. The sequential revenue increase is attributable to a 13% rise in Macintosh unit shipments and incremental net sales from MacOS 8.5 upgrades. The rise in unit sales during the first quarter is attributable to a 21% increase in iMac unit sales compared to the fourth quarter of 1998 and a similar 15% increase in unit shipments of Power Macintosh G3 professional Macintosh systems partially offset by a 17% sequential decline in unit shipments of G3 Powerbooks resulting from the introduction of several new Powerbook models during the fourth quarter of 1998.

International sales for the first quarter of 1999 represented 47% of consolidated net sales versus 50% in the first quarter of 1998 and 37% during the fourth quarter of 1998. In total, international net sales during the first quarter of 1999 were relatively unchanged from the same quarter in 1998, but rose $229 million or 40% sequentially from the fourth quarter of 1998. This sequential increase in international net sales was caused by the introduction of the iMac during the current quarter in Europe and Asia and by strong sales internationally of the Company's Power Macintosh G3 and Powerbook G3 product lines. On a year-over-year basis, total Macintosh unit sales during the first quarter of 1999 increased 55% in Europe, 26% in Japan, and 33% in the rest of Asia. Domestic net sales increased 14% or $114 million during the first quarter of 1999 as compared to 1998 while declining sequentially from the fourth quarter of 1998 $75 million or 8%.

Consistent with the historical seasonal pattern, the Company anticipates a sequential decline in net sales during the second quarter of 1999 but expects the second quarter to show year-over-year growth in both net sales and unit shipments. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition".

Gross Margin
Gross margin for the first quarter of 1999 was 28.2% as compared to 22.4% for the same quarter in 1998 and 26.8% for the fourth quarter of 1998. The year-over-year increase in gross margin is attributable to various operational changes made by the Company throughout fiscal 1998 that improved operational efficiency and reduced product costs. These changes included simplification of the Company's product line, focus on the use of industry standard parts, expanded use of supplier inventory hubs, outsourcing of various aspects of product manufacturing, and streamlining of product distribution channels and policies. Margins have also been favorably impacted during the last year by the declining cost of various components of the Company's products, particularly those sourced from Asia. The sequential increase in gross margin from the fourth quarter of 1998 to the first quarter of 1999 is primarily attributable to high margin incremental net sales of MacOS 8.5 during the current quarter. Such sales accounted for a sequential improvement in first quarter 1999 gross margin of approximately 1.5 percentage points.

The Company expects gross margins to decline sequentially during the second quarter of 1999 due to lower net sales of MacOS upgrades and pricing pressure on consumer products. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth in the following paragraph and below in the subsection entitled "Factors That May Affect Future Results and Financial Condition."

There can be no assurance that current or targeted consolidated gross margin levels will be achieved or that current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects that it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

Operating Expenses
Selling, general and administrative expenses increased approximately $45 million or 19% during the first quarter of 1999 as compared to both the same quarter of 1998 and sequentially over the fourth quarter of 1998. These increases are reflective of increased advertising and promotional spending during the 1998 holiday season associated with the worldwide introduction of iMac and MacOS 8.5. Expenditures for research and development remained relatively consistent in terms of absolute dollars between the first quarter of 1999, the same quarter in 1998, and the fourth quarter of 1998.

The Company expects operating expenses to decline sequentially during the second quarter of 1999 by approximately $40 to $45 million due to seasonally lower marketing expenditures. This expected decline in operating expenses does not include the effect of the restructuring charge described in the following paragraph. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth in the following paragraph and below in the subsection entitled "Factors That May Affect Future Results and Financial Condition."

On February 1, 1999, the Company took further actions to improve the flexibility and efficiency of its manufacturing operations by moving final assembly of certain of its products to original equipment manufacturers. These restructuring actions will result in the Company recognizing a charge to operations of approximately $9 million during the second quarter of 1999.


Interest and Other Income (Expense), Net
Interest and other income (expense), net, is comprised of interest income on the Company's cash and investment balances, interest expense on the Company's debt, gains and losses recognized on investments accounted for using the equity method, realized gains and losses on the sale of securities, certain foreign exchange gains and losses, and other miscellaneous income and expense items.

As of September 25, 1998, the Company owned 25.9% of the outstanding stock of ARM Holdings plc ("ARM"), a publicly held company in the United
Kingdom involved in the design of high performance microprocessors and related technology. Through September 25, 1998, the Company accounted for this investment using the equity method. On October 14, 1998, the Company sold 2.9 million shares of ARM stock for net proceeds of approximately $37 million, a gain of approximately $32 million recorded as other income, and related income tax expense of approximately $3 million.

As a result of this sale, the Company's ownership interest in ARM fell to 19%. Consequently, beginning in the first quarter of fiscal 1999, the Company no longer accounts for its remaining investment in ARM using the equity method and has categorized its remaining shares as available for sale requiring the shares be carried at fair value, with unrealized gains and losses reported as a component of shareholders' equity. During the first quarter of 1999, the

Company increased the carrying value of its remaining shares in ARM by $180 million to adjust their total carrying value at December 26, 1998, to their market value of approximately $197 million. The carrying value of the ARM shares is included in other assets. The total unrealized gain net of taxes related to ARM shares recognized in other comprehensive income during the first quarter of 1999 was approximately $113 million.

On February 2, 1999, the Company sold 2 million shares of ARM stock for net proceeds of approximately $59 million and a gain before taxes of approximately $55 million which will be recognized as other income by the Company in the second quarter of 1999. Subsequent to this sale, the Company holds approximately 7.3 million shares which represent approximately 14.9% of the currently outstanding stock of ARM.

Provision for Income Taxes
As of December 26, 1998, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $663 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. As of December 26, 1998, a valuation allowance of $180 million was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of approximately $73 million of the asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate approximately $209 million of future U.S. taxable income. Management believes that it is more likely than not that forecasted U.S. income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to utilize the tax carryforwards prior to their expiration in 2011 and 2012 to fully recover this asset. However, there can be no assurance that the Company will meet its expectations of future U.S. taxable income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's consolidated financial results. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Company's effective tax rate for the first quarter of 1999 was only 10% due primarily to the reversal of a portion of the previously established valuation allowance and certain undistributed foreign earnings for which no U.S. taxes were provided.

Liquidity and Capital Resources
The following table presents selected financial information and statistics for each of fiscal quarters ending on the dates indicated (dollars in millions):

                                                 12/26/98    9/25/98   12/26/97
Cash, cash equivalents, and short-
  term investments                                 $2,578    $2,300      $1,627
Accounts receivable, net                             $913       $955       $902
Inventory                                            $ 25       $ 78       $404
Working capital                                    $2,383     $2,178     $1,704
Days sales in accounts receivable (a)                  49         56         52
Days of supply in inventory (b)                         2          6         30
Days payables outstanding (c)                          51         60         50
Operating cash flow                                  $223       $282       $132

(a) Based on ending net trade receivables and most recent quarterly net sales for each period
(b) Based on ending inventory and most recent quarterly cost of sales for each period
(c) Based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory

As of December 26, 1998, the Company had approximately $2.58 billion in cash, cash equivalents, and short-term investments, an increase of $278 million over the same balances at the end of fiscal 1998. During the first quarter of 1999, the most significant sources of cash were $152 million of net income, declines in net accounts receivable of $42 million and inventory of $53 million, and proceeds on the sales of ARM shares of $37 million. These factors were partially offset by a decrease in accounts payable of $64 million. The Company's cash and cash equivalent balances as of December 26, 1998, and September 25, 1998, include $4 million and $56 million, respectively, pledged as collateral to support letters of credit.

The Company's debt ratings are currently non-investment grade. As of March 27, 1998, the Company's senior and subordinated long-term debt ratings were B- and CCC, respectively, by Standard and Poor's (S&P) Rating Agency, and
B3 and Caa2, respectively, by Moody's Investor Services (Moody's). In June 1998, Moody's upgraded the Company's senior debt to B2 from B3 and subordinated debt to Caa1 from Caa2 citing strengthened debtholder protection measurements as the major reason for the upgrade. On November 9, 1998, S&P upgraded the Company's senior debt to B+ from B- and upgraded its subordinated debt to B- from CCC citing the Company's improved profitability and financial profile for the upgrade. Despite these recent upgrades, the Company's continued non-investment grade debt ratings will maintain pressure on the Company's cost of funds in future periods and may require the Company to pledge additional collateral or agree to more stringent debt covenants.

The Company believes that its balances of cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements over the next twelve months. However, given the Company's current debt ratings, if the Company should need to obtain short-term borrowings, there can no assurance that such borrowings could be obtained at favorable rates. The inability to obtain such borrowings at favorable rates could materially adversely affect the Company's results of operations, financial condition, and liquidity.


Year 2000 Compliance
The information presented below related to Year 2000 (Y2K) compliance contains forward looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from those discussed below and elsewhere in this Form 10-Q regarding Year 2000 compliance.

The Company's Information Systems and Technology department (IS&T) began addressing the Y2K issue in 1996 as part of its Next Generation strategy, which addressed the need for ongoing enhancement and replacement of the Company's various disparate legacy information technology (IT) Systems. In 1998, the Company established a Year 2000 Executive Steering Committee (Steering Committee) composed of senior executives of the Company and the Company's Year 2000 Project Management Office (PMO).
The PMO reports to the Executive Vice President and Chief Financial Officer, the Steering Committee, and the Audit and Finance Committee of the Board of Directors.

The PMO developed and manages the Company's worldwide Y2K strategic plan (Y2K Plan) to address the potential impact of Y2K on the Company's operations and business processes. In particular, the Y2K Plan addresses four principal areas that may be impacted by the Y2K issue: Apple Branded
Products; Third Party Relationships; Non-IT Business Systems; and IT
Systems. With respect to the IT Systems and Non-IT Business Systems, the
Y2K Plan consists of four separate but overlapping phases: Phase I - Inventory and Risk Assessments; Phase II - Remediation Cost Estimation; Phase III - Remediation; and Phase IV - Remediation Testing. In addition, the Company has an ongoing Y2K Awareness Program designed to keep employees informed about Y2K issues. The Company's goal is to substantially complete Phase III - Remediation during the third quarter of 1999; complete Phase IV -
Remediation Testing during the fourth quarter of 1999, and to continue compliance efforts throughout the remainder of calendar year 1999. There have been no significant changes made to this schedule during the first quarter of 1999, and the Company remains on schedule to meet these goals.

The Company designs and manufacturers microprocessor-based personal computers, related peripherals, operating system software and application software, including Macintosh personal computers and the Mac OS which are marketed under the "Apple" brand (collectively "Apple Branded Products").

The Company tested certain Apple Branded Products to determine Y2K compliance, although such testing did not include third party products bundled with Apple Branded Products and certain Apple Branded Products no longer supported by the Company. For purposes of this discussion, Y2K compliant means a product will not produce errors processing date data in connection with the year change from December 31, 1999, to January 1, 2000, when used with accurate date data in accordance with the its documentation, provided all other products (including other software, firmware and hardware) used with it properly exchange date data with it. A Y2K compliant product will recognize the Year 2000 as a leap year. Information regarding the Y2K readiness of all Apple Branded Products is available on the Apple corporate web site at www.apple.com. Such information is not to be considered part of this quarterly report. The Company believes that the unsupported Apple Branded Products are Y2K compliant because, unlike other companies personal computers and related products, the Company's products do not rely upon the two digit date format but used a long word approach which allows the correct representation of dates up to the year 2040. The current date and time utilities utilized by Apple Branded Products are 64 bit signed value which covers dates from 30081 BC to 29940 AD. Since the Company does not control the design of non-Apple Branded Products or third party products bundled with Apple Branded
Products, it cannot assure they are Y2K compliant. Certain products acquired from NeXT Software, Inc., including OpenStep and NextStep, are not currently Y2K compliant. The Company intends to develop and make available during the third quarter of 1999 a software patch intended to allow such products to become Y2K compliant.


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

The costs of the Y2K program are primarily costs associated with the utilization of existing internal resources and incremental external spending. The Company previously estimated it had incurred approximately $4.1 million of incremental external spending directly associated with Y2K issues through the end of fiscal 1998 and that it would incur future incremental external spending associated with Y2K issues of approximately $5.1 million to address those risks identified as high and medium. There have been no material changes to the Company's costs estimates during the first quarter of 1999.

However, as the Company's Y2K Plan continues, the actual future incremental spending may prove to be higher. Also, this estimate does not include the costs that could be incurred by the Company if one or more of its significant third party service providers fails to achieve Y2K compliance. The Company is not separately identifying and including in these estimates the Y2K costs incurred that are the result of utilization of the Company's existing internal resources.

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

Further details regarding the Company's Y2K compliance efforts may be found in the 1998 Form 10-K in Item 7 under the heading "Year 2000 Compliance."

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

Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; risks associated with international operations, including economic and labor conditions, the continuing economic problems being experienced in Asia and Latin America, political instability, tax laws, and currency fluctuations; increasing dependence on third-parties for manufacturing and other outsourced functions such as logistics; the availability of key components on terms acceptable to the Company; the continued availability of certain components essential to the Company's business currently obtained by the Company from sole or limited sources, including PowerPC RISC microprocessors developed by and obtained from IBM and Motorola; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current Mac OS and timely delivery of future versions of the Mac OS; the availability of third-party software for particular applications; the Company's ability to attract, motivate and retain key employees; the effect of Y2K compliance issues; managing the impact of the European Union's transition to the Euro as its common legal currency; the Company's ability to retain the operational and cost benefits derived from its recently completed restructuring program; and the Company's ability to successfully replace its existing transaction systems in the U.S.

For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 7 - Management's Discussion and Analysis -- Factors That May Affect Future Results and Financial Condition" in the Company's 1998 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information presented below regarding Market Risk contains forward looking statements that are subject to risks and uncertainties. The Company's actual results may differ significantly from those discussed below and elsewhere in this Form 10-Q regarding market risk. . The following discussion should be read in conjunction with the 1998 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and long-term debt obligations and related derivative financial instruments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of December 26, 1998, there are no investments with maturities greater than 12 months.

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

For a complete description of the Company's interest rate and foreign currency related market risks, see the discussion in Part II, Item 7A of the Company's 1998 Form 10-K. There has not been a material change in the Company's exposure to interest rate and foreign currency risks since September 25, 1998.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims which are discussed in the 1998 Form 10-K. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.


Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description

3.3      By-Laws of the Company, as amended through December 15, 1998.
27       Financial Data Schedule.

(b)		Reports on Form 8-K

The Company filed a current report on Form 8-K dated December 23, 1998 to report under Item 8 (Change in Fiscal Year), an amendment to the Company's By-laws to provide that each fiscal quarter shall end at midnight Saturday of the 13th week of such quarter, rather than midnight Friday.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                             APPLE COMPUTER, INC.
                                 (Registrant)








                           By: /s/ Fred D. Anderson

                               Fred D. Anderson
             Executive Vice President and Chief Financial Officer
                          February 8, 1999

INDEX TO EXHIBITS

Exhibit
Index
Number   Description                                                      Page

3.3      By-Laws of the Company, as amended through December 15, 1998.      25

27       Financial Data Schedule.                                           49