Form 10-Q
period 1999-03-27
APPLE COMPUTER INC
filed 1999-05-11
CIK 320193

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   ___________

                                  Form 10-Q
                                  ___________

                                  (Mark One)

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 27, 1999 OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______ to ________.

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

                           Yes    X      No  ____

137,058,898 shares of Common Stock Issued and Outstanding as of April 30, 1999

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             APPLE COMPUTER, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (in millions, except share and per share amounts)

                               THREE MONTHS ENDED           SIX MONTHS ENDED
                              March 27,   March 27,       March 27,   March 27,
                                   1999        1998            1999        1998
Net sales                        $1,530      $1,405          $3,240      $2,983
Cost of sales                     1,127       1,056           2,355       2,281
   Gross margin	                    403         349             885         702
Operating expenses:
   Research and development          76          75             152         154
   Selling, general, and
       administrative               239         223             518         457
   Restructuring costs                9          --               9          --
     Total operating expenses       324         298             679         611
Operating income                     79          51             206          91

Gain from sale of investment         55          --              87          --
Interest and other income
   (expense), net                    19           8              29          15

    Total interest and other
       income (expense), net         74           8             116          15
Income before provision for
   income taxes                     153          59             322         106
Provision for income taxes           18           4              35           4
Net income                       $  135      $   55          $  287      $  102

Earnings per common share:

     Basic                       $ 0.99      $ 0.42          $ 2.11      $ 0.78

     Diluted                     $ 0.84      $ 0.38          $ 1.79      $ 0.71

Shares used in computing earnings
per share (in thousands):

     Basic                      136,371     131,969         135,820     130,021

     Diluted                    173,204     145,915         172,619     142,769

    See accompanying notes to condensed consolidated financial statements.

                             APPLE COMPUTER, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                      (in millions, except share amounts)

                                    ASSETS
                                         March 27, 1999      September 25,1998
Current assets:
    Cash and cash equivalents                    $1,358                 $1,481
    Short-term investments                        1,564                    819
    Accounts receivable, less allowances of
      $79 and $81, respectively                     804                    955
    Inventories                                      18                     78
    Deferred tax assets                             154                    182
    Other current assets                            194                    183
         Total current assets                     4,092                  3,698
     Property, plant, and equipment, net            330                    348
    Other assets                                    513                    243
         Total assets                            $4,935                 $4,289

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $  791                 $  719
    Accrued expenses                                753                    801
         Total current liabilities                1,544                  1,520
    Long-term debt                                  955                    954
    Deferred tax liabilities                        261                    173
         Total liabilities                        2,760                  2,647

Commitments and contingencies

Shareholders' equity:
    Series A non-voting convertible preferred
       stock, no par value; 150,000 shares
       authorized, issued and outstanding           150                    150
    Common stock, no par value; 320,000,000
       shares authorized; 136,656,673 and
       135,192,769 shares issued and
       outstanding, respectively                    672                    633
    Retained earnings                             1,185                    898
    Accumulated other comprehensive
       income (loss)                                168                    (39)
         Total shareholders' equity               2,175                  1,642
         Total liabilities and
           shareholders' equity                  $4,935                 $4,289

     See accompanying notes to condensed consolidated financial statements.

                             APPLE COMPUTER, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in millions)

                                                     SIX MONTHS ENDED
                                           March 27, 1999        March 27, 1998
Cash and cash equivalents,
   beginning of the period                       $1,481                 $1,230
Operating:
Net income                                          287                    102
Adjustments to reconcile net income to
cash generated by operating activities:
    Depreciation and amortization                    47                     56
    Provision for deferred income taxes	              6                      1
    Gain on sale of ARM shares                      (87)                    --
Changes in operating assets and liabilities:
    Accounts receivable                             151                    220
    Inventories                                      60                    180
    Other current assets                            (11)                    89
    Other assets                                     11                     (9)
    Accounts payable                                 72                   (162)
    Other current liabilities                       (44)                  (190)
         Cash generated by operating activities     492                    287

Investing:
Purchase of short-term investments               (2,254)                  (941)
Proceeds from sales and maturities of
short-term investments                            1,509                    632
Net proceeds from property, plant, and
equipment retirements                                20                     45
Purchase of property, plant, and equipment          (24)                   (12)
Proceeds from sale of ARM shares                     96                     --
Other                                                 2                     32
         Cash used for investing activities        (651)                  (244)

Financing:
Decrease in notes payable to banks                   --                     (2)
Increase in long-term borrowings                      1                      2
Increases in common stock                            35                     12
         Cash generated by financing activities	     36                     12

Total cash used                                    (123)                    55

Cash and cash equivalents, end of the period     $1,358                 $1,285

Supplemental cash flow disclosures:
    Cash paid for interest                       $   30                 $   30
    Cash paid (received) for income taxes, net   $   (1)                $   (5)

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

During the first quarter of 1999, the Company amended its By-laws to provide that beginning with the first fiscal quarter of 1999 each of the Company's fiscal quarters would end on Saturday rather than Friday. Accordingly, one day was added to the first quarter of 1999 so that the quarter ended on Saturday, December 26, 1998. This change did not have a material effect on the Company's results of operations for either the first or second quarters of fiscal 1999 and had no effect on the amount of revenue recognized in either quarter.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

                          For the Three Months Ended   For the Six Months Ended
                                3/27/99      3/27/98        3/27/99     3/27/98
Numerator:
Numerator for basic
  earnings per share -
  Net income (in millions)       $  135      $    55        $   287     $   102
Interest expense on
  convertible debt                   11           --             22          --
Numerator for diluted
  earnings per share - Adjusted
  net income (in millions)       $  146      $    55        $   309     $   102

Denominator:
Denominator for basic earnings
  per share -- weighted average
 shares outstanding             136,371      131,969        135,820     130,021

Effect of dilutive securities:
    Convertible preferred stock   9,091        9,091          9,091       9,091
    Convertible debt             22,642           --         22,642          --
    Dilutive options              5,100        4,855          5,066       3,657
Dilutive potential
  common shares                  36,833       13,946         36,799      12,748

Denominator for diluted
  earnings per share -- adjusted
  weighted-average shares and
  assumed conversions           173,204      145,915        172,619     142,769

Basic earnings per share         $ 0.99      $  0.42       $   2.11     $  0.78

Diluted earnings per share       $ 0.84      $  0.38       $   1.79     $  0.71

Options to purchase approximately 253,000 weighted-average shares of common stock were outstanding during the quarter ended March 27, 1999, that were not included in the computation of diluted earnings per share for the three months ended March 27, 1999, because the options' exercise price was greater than the average market price of the Company's common stock during the period and, therefore, the effect would be antidilutive.

The Company has outstanding $661 million of unsecured convertible subordinated debentures (the Debentures) which are convertible by their holders into approximately 22.6 million shares of common stock at a conversion price of $29.205 per share subject to the adjustments as defined in the Debenture agreement. The common shares represented by these Debentures upon conversion were included in the computation of diluted earnings per share for the three and six month periods ended March 27, 1999, as the effect of using the if-converted method was dilutive for that period. The common shares represented by these Debentures were not included in the computation of diluted earnings per share for the three and six month periods ended March 27, 1998, because the effect of using the if-converted method for those periods would be anti-dilutive. For additional disclosures regarding the outstanding preferred stock, employee stock options and the Debentures, see the 1998 Form 10-K and footnote 10 of these notes to Condensed Consolidated Financial Statements.

Note 3 - Consolidated Financial Statement Details (in millions)

Inventories                                             03/27/99        9/25/98
         Purchased parts                                 $     2        $   32
         Work in process                                       2             5
         Finished goods                                       14            41

         Total inventories                               $    18        $   78

Property, Plant, and Equipment                          03/27/99        9/25/98
         Land and buildings                              $   326        $  338
         Machinery and equipment                             307           277
         Office furniture and equipment                       74            80
         Leasehold improvements                              124           129
         Accumulated depreciation and amortization          (501)         (476)

         Net property, plant, and equipment              $   330        $  348

Accrued Expenses                                        03/27/99        9/25/98
         Accrued compensation and employee benefits      $   77         $   99
         Accrued marketing and distribution                 171            205
         Accrued warranty and related costs                 114            132
         Other current liabilities                          391            365

         Total accrued expenses                          $  753         $  801

Interest and Other Income (Expense)                        Six Months Ended
                                                        03/27/99       03/27/98
         Interest income                                 $   65         $   45
         Interest expense                                   (31)           (32)
         Other income (expense), net                         (5)             2

         Interest and other income (expense), net        $   29         $   15

Note 4 - Equity Investment Gains
As of September 25, 1998, the Company owned 25.9% of the outstanding stock of ARM Holdings plc (ARM), a publicly held company in the United Kingdom involved in the design of high performance microprocessors and related technology. Through September 25, 1998, the Company accounted for this investment using the equity method. During the first quarter of fiscal 1999, the Company sold 2.9 million shares of ARM stock for net proceeds of approximately $37 million, recorded a gain of approximately $32 million as other income, and recognized related income tax expense of approximately $3 million. During the second quarter of fiscal 1999, the Company sold 2 million shares of ARM stock for net proceeds of approximately $59 million, recorded a gain before taxes of approximately $55 million as other income, and recognized related income tax expense of approximately $5 million. Subsequent to this sale, the Company held approximately 7.3 million shares of ARM stock.

As a result of the sale of ARM stock in October 1998, the Company's ownership interest in ARM fell to 19%. Consequently, beginning in the first quarter of fiscal 1999, the Company ceased accounting for its remaining investment in ARM using the equity method and has categorized its remaining shares as available for sale requiring the shares be carried at fair value, with unrealized gains and losses net of taxes reported as a component of accumulated other comprehensive income in shareholders' equity. As of March 27, 1999, the carrying value of the Company's remaining shares in ARM included in other assets was approximately $326 million, and the total unrealized gains net of taxes included in equity as a component of accumulated other comprehensive income was approximately $205 million. For additional disclosures regarding the Company's investment in ARM, see footnote 10 of these notes to Condensed Consolidated Financial Statements (Unaudited).

Note 5 - Comprehensive Income
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," beginning with the Company's first quarter of 1999. SFAS No. 130 separates comprehensive income into two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. While SFAS No. 130 establishes new rules for the reporting and display of comprehensive income, it has no impact on the Company's net income or total shareholders' equity. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and from unrealized gains and losses on marketable securities categorized as available for sale. See Note 4 regarding unrealized gains on available for sale securities.

The components of comprehensive income, net of tax, are as follows (in millions):

                                          For the Three          For the Six
                                          Months Ended          Months Ended
                                       3/27/99    3/27/98    3/27/99    3/27/98
Net income                              $ 135      $  55     $  287     $  102
Other comprehensive income:
  Change in accumulated
    translation adjustment                (10)        (2)         2         (6)
  Unrealized gain on investments, net     142         --        255         --
  Reclassification adjustment for
    gain included in net income           (50)        --        (50)        --

 Total comprehensive income             $ 217      $  53     $  494     $   96



Note 6 - Restructuring Costs
During the second quarter of 1999, the Company took further actions to improve the flexibility and efficiency of its manufacturing operations by moving final assembly of certain of its products to third-party manufacturers. These restructuring actions resulted in the Company recognizing a charge to operations of approximately $9 million during the second quarter of 1999 which was comprised of $6 million for severance benefits to be paid to employees involuntarily terminated, $2 million for the write-down of operating assets to be disposed of, and $1 million for payments on cancelled contracts. As of March 27, 1999, the Company had utilized approximately $1 million of these reserves in the form of severance payments to terminated employees.

Note 7 - Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and in June 1998 issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A discussion of these accounting standards is included in the notes to consolidated financial statements included in the 1998 Form 10-K under the subheading "Recent Accounting Pronouncements." Although the Company continues to review the effect of the implementation of SFAS No.
133, the Company does not currently believe its adoption will have a material impact on its consolidated results of operations or financial position and does not believe adoption will result in significant changes to its financial risk management practices.

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

During the first quarter of 1999, the Company adopted AICPA SOP 97-2, "Software Revenue Recognition." SOP 97-2 established standards relating to the recognition of software revenue. SOP 97-2 was effective for transactions entered into by the Company beginning in the first quarter of fiscal 1999. The adoption of this accounting standard did not have a material impact on the Company's results of operations.

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

Note 9 - Reclassifications
Certain amounts in the Condensed Consolidated Statement of Cash Flows for the six months ended March 27, 1998, have been reclassified to conform to the 1999 presentation.


Note 10 -  Subsequent Events
On April 14, 1999, the Company announced the call for redemption on June 1, 1999, of all of its 6 percent convertible subordinated debentures due June 1, 2001. Debentures in an aggregate principal amount outstanding totaled approximately $661 million as of March 27, 1999, which includes approximately $7 million of unamortized debt issuance costs which would have to be expensed during the third quarter of 1999 in the event the debentures are redeemed. Debenture holders have the option of receiving principal plus a 2.4% call premium of approximately $16 million or converting their debentures into Apple common stock at a conversion price of $29.205 per share. For additional disclosures regarding the outstanding Debentures, see the 1998 Form 10-K.

On April 22, 1999, ARM effected a 4 for 1 stock split which increased the Company's holdings in ARM stock to approximately 29 million shares. On
April 29, 1999, the Company sold approximately 9 million shares of ARM stock for net proceeds of approximately $95 million and a gain before taxes of approximately $90 million which will be recognized as other income by the Company in the third quarter of 1999. Subsequent to this sale, the Company holds 20 million shares of ARM stock.




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

Results of Operations
Tabular information (dollars in millions, except per share amounts):

                              Three Months Ended           Six Months Ended
                           3/27/99   3/27/98  Change   3/27/99   3/27/98 Change
Net sales                   $1,530    $1,405     9%     $3,240    $2,983     9%
Macintosh CPU
  unit sales               827,000   650,000    27%  1,771,000 1,285,000    38%
Gross margin                  $403      $349    15%       $885      $702    26%
Percentage of net sales        26%       25%               27%       24%
Research and development      $ 76      $ 75     1%       $152      $154   (1%)
Percentage of net sales         5%        5%                5%        5%
Selling, general and
  administrative              $239      $223     7%       $518      $457   13%
Percentage of net sales        16%       16%               16%       15%
Restructuring costs           $  9      $ --              $  9      $ --
Other income (expense), net   $ 74      $  8   825%       $116      $ 15   673%
Provision for income taxes    $ 18      $  4   350%       $ 35      $  4   775%
Effective tax rate           11.8%      6.8%               11%      3.8%
Net income                    $135      $ 55   145%       $287      $102   181%
Basic earnings per share     $0.99     $0.42   136%      $2.11     $0.78   171%
Diluted earnings per share   $0.84     $0.38   121%      $1.79     $0.71   152%

                               Three Months Ended
                           3/27/99  12/25/98  Change
Net sales                   $1,530    $1,710  (11%)
Macintosh CPU
  unit sales               827,000   944,000  (12%)
Gross margin                  $403      $482  (16%)
Percentage of net sales        26%       28%
Research and development      $ 76      $ 76     0%
Percentage of net sales         5%        4%
Selling, general and
  administrative              $239      $279  (14%)
Percentage of net sales        16%       16%
Restructuring costs           $  9      $ --
Other income (expense), net   $ 74      $ 42    76%
Provision for income taxes    $ 18      $ 17     6%
Effective tax rate           11.8%       10%
Net income                    $135      $152  (11%)
Basic earnings per share     $0.99     $1.12  (12%)
Diluted earnings per share   $0.84     $0.95  (12%)

Net income for the first quarter of 1999 includes a $32 million gain before tax associated with the sale by the Company of 2.9 million shares of its investment in ARM which was recognized as other income. Income tax expense recognized in the first quarter on this gain was approximately $3 million. Net income for the second quarter of 1999 includes a $55 million gain before tax associated with the sale by the Company of 2 million shares of its investment in ARM which was recognized as other income. Income tax expense recognized in the second quarter on this gain was approximately $5 million.

Net Sales
Net sales for the second quarter of 1999 were $1.53 billion, a 9% increase over the same quarter in 1998. The increase in net sales is primarily attributable to a year-over-year 27% increase in Macintosh CPU unit volume. Volumes were favorably affected by sales of iMac, the Company's moderately priced Macintosh system designed for education and consumer markets introduced during the fourth quarter of 1998, which represented 42% or 351,000 of the total Macintosh CPU units sales during the second quarter of 1999. During the second quarter of 1999, the Company also experienced year-over-year unit volume growth in its Power Macintosh G3 product line of 13%. Overall, total net sales only from the sale of Macintosh CPU's rose 12% or $134 million during the second quarter of 1999 compared to the same quarter in 1998. The positive effect of increased unit volume on second quarter 1999 net sales was partially offset by a decline in the average revenue per Macintosh system, a function of total net sales related to hardware shipments and total Macintosh CPU unit sales, which fell 13% to $1,813 during the second quarter of 1999 as compared to the same quarter in 1998. The decline in the average revenue per Macintosh system was the result of lower priced iMac systems comprising a significant portion of second quarter 1999 net sales, the decline in net sales from the phase out of certain peripheral products, and the overall industry trend towards lower priced products.

Net sales for the first six months of 1999 increased $257 million or 9% over the same period in 1998. A 38% increase in Macintosh CPU unit volume was the principal cause of the year-over-year increase in net sales. The impact of the increase in unit volume was partially offset by a decline in the average revenue per Macintosh system described above.

Net sales declined sequentially $180 million or 11% during the second quarter of 1999 as compared to the first quarter of 1999. The sequential revenue decline is primarily attributable to a 12% decrease in Macintosh unit shipments and a sequential decline in net sales from MacOS 8.5 upgrades, the current version of the Company's operating system which was introduced in the first quarter of 1999. The decline in unit sales during the second quarter is consistent with the historical seasonal pattern experienced by the Company due to lower demand in that time frame from its domestic education and consumer markets.

International net sales for both the second quarter of 1999 and the second quarter of 1998 represented 50% of consolidated net sales and represented 47% of consolidated net sales for the first quarter of fiscal 1999. In total, international net sales during the second quarter of 1999 increased approximately 10% or $70 million over the same period in 1998 and fell approximately 5% or $40 million sequentially from the first quarter of 1999. The year over year increase and the relatively small sequential decline in international net sales reflect strong growth in international unit sales. On a year-over-year basis, total Macintosh unit sales during the second quarter of 1999 increased 52% in Japan, 41% in the rest of Asia, and 26% in Europe. Domestic net sales increased 8% or $55 million during the second quarter of 1999 as compared to 1998 while declining sequentially from the first quarter of 1999 $140 million or 16% due to the historical seasonal pattern experienced in the Company's domestic education and consumer markets.

Gross Margin
Gross margin for the second quarter of 1999 was 26.3% compared to 24.8% for the same quarter in 1998 and 28.2% for the first quarter of 1999. Gross margin for the first six months of 1999 was 27.3% as compared to 23.5% for the same period in 1998. The year-over-year increase in gross margin for both the second quarter and the first six months of the fiscal year is attributable to various operational changes made by the Company throughout fiscal 1998 and the first half of fiscal 1999 that improved operational efficiency and reduced product costs. These changes included simplification of the Company's product line, focus on the use of industry standard parts, expanded use of supplier inventory hubs, outsourcing of various aspects of product manufacturing, and streamlining of product distribution channels and policies. Margins have also been favorably impacted during the last year by the declining cost of various components of the Company's products, particularly those sourced from Asia. The sequential decrease in gross margin from the first quarter of 1999 to the second quarter of 1999 is primarily attributable to aggressive pricing on Power Macintosh G3 and iMac systems, lower selling prices experienced on sales of Powerbooks, and the impact on the first quarter of high margin incremental net sales of MacOS 8.5. Sales of MacOS 8.5 accounted for a sequential improvement in first quarter 1999 gross margin of approximately 1.5 percentage points that was not repeated during the second quarter.

There can be no assurance that current or targeted consolidated gross margin levels will be achieved or that current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects that it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs, to stimulate demand for certain of its products, and to effectively manage the final assembly of certain of its products by third parties. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

Operating Expenses
Selling, general and administrative expenses, not including restructuring costs, increased approximately $16 million or 7% during the second quarter of 1999 as compared to the same period in 1998 and decreased sequentially $40 million or 14% from the first quarter of 1999. Selling, general and administrative expenses for the first six months of 1999 increased $61 million or 13% as compared to same period in 1998. The year-over-year increases for both the second quarter and the first six months of the fiscal year were due primarily to higher advertising and marketing costs. The sequential decline from the first quarter of 1999 reflects a typical seasonal decline in advertising and promotional activity associated with the 1998 holiday season and the first quarter worldwide introduction of iMac and MacOS 8.5. Expenditures for research and development remained relatively consistent in terms of absolute dollars between the second quarter of 1999, the same quarter in 1998, and the first quarter of 1999.

During the second quarter of 1999, the Company took further actions to improve the flexibility and efficiency of its manufacturing operations by moving final assembly of certain of its products to third party manufacturers. These restructuring actions resulted in the Company recognizing a charge to operations of approximately $9 million during the second quarter of 1999 primarily for severance benefits to be paid to employees to be involuntarily terminated.

Interest and Other Income (Expense), Net
Interest and other income (expense), net, is comprised of interest income on the Company's cash and investment balances, interest expense on the Company's debt, gains and losses recognized on investments accounted for using the equity method, realized gains and losses on the sale of securities, certain foreign exchange gains and losses, and other miscellaneous income and expense items. The call for redemption on April 14, 1999, of the Company's 6 percent convertible subordinated debentures discussed below under the heading "Liquidity" will result in approximately $3 million less interest expense being incurred in the third quarter of 1999 and approximately $10.5 million less interest expense being incurred in all quarters thereafter.

As of September 25, 1998, the Company owned 25.9% of the outstanding stock of ARM Holdings plc (ARM), a publicly held company in the United Kingdom involved in the design of high performance microprocessors and related technology. During the first quarter of 1999, the Company sold 2.9 million shares of ARM stock for net proceeds of approximately $37 million, a gain of approximately $32 million recorded as other income, and related income tax expense of approximately $3 million. During the second quarter of 1999, the Company sold 2 million shares of ARM stock for net proceeds of approximately $59 million and a gain before taxes of approximately $55 million recorded as other income, and related tax expense of approximately $5 million. Subsequent to this sale and subsequent to ARM's 4 for 1 stock split which was effective on April 22, 1999, the Company held approximately 29 million shares of ARM stock.

On April 29, 1999, the Company sold approximately 9 million shares of ARM stock for net proceeds of approximately $95 million and a gain before taxes of approximately $90 million which will be recognized as other income by the Company in the third quarter of 1999. Subsequent to this sale, the Company holds 20 million shares of ARM stock.


Provision for Income Taxes
As of March 27, 1999, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $625 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. As of March 27, 1999, a valuation allowance of $142 million was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. Realization of approximately $73 million of the asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate approximately $209 million of future U.S. taxable income.
Management believes that it is more likely than not that forecasted U.S. income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to utilize the tax carryforwards prior to their expiration in 2011 and 2012 to fully recover this asset. However, there can be no assurance that the Company will meet its expectations of future U.S. taxable income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's consolidated financial results. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Company's effective tax rate for the second quarter of 1999 was approximately 12% which brings the tax rate for the 6 months ended March 27, 1999, to 11%. The overall effective tax rate of 11% is less than the statutory federal income tax rate of 35% due primarily to the reversal of a portion of the previously established valuation allowance for tax loss and credit carryforwards and certain undistributed foreign earnings for which no U.S. taxes were provided.

The Company anticipates that its tax rate for the remainder of fiscal 1999 will be between 11% and 15%. The Company anticipates that its tax rate will increase significantly in fiscal 2000 as its currently available valuation allowance for tax loss and credit carryforwards is reversed. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition."

Liquidity and Capital Resources
The following table presents selected financial information and statistics for each of fiscal quarters ending on the dates indicated (dollars in millions):

                                        3/27/99       9/25/98         3/27/98
Cash, cash equivalents,
  and short-term investments             $2,922       $ 2,300          $1,823
Accounts receivable, net                   $804          $955            $807
Inventory                                  $ 18          $ 78            $257
Working capital	                         $2,548        $2,178          $1,829
Days sales in accounts receivable (a)        48            56              52
Days of supply in inventory (b)               1             6              22
Days payables outstanding (c)                64            60              52
Operating cash flow                        $269          $282            $153

(a) Based on ending net trade receivables and most recent quarterly net sales for each period
(b) Based on ending inventory and most recent quarterly cost of sales for each period
(c) Based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory

As of March 27, 1999, the Company had approximately $2.9 billion in cash, cash equivalents, and short-term investments, an increase of over $600 million over the same balances at the end of fiscal 1998. During the second quarter of 1999, the most significant sources of cash were $135 million of net income, a decline in net accounts receivable of $109 million, an increase in accounts payable of $136 million, and proceeds on the sales of ARM shares of $59 million. These factors were partially offset by the net purchase of short term investments of $207 million and a decrease in other current liabilities of $72 million. The Company's cash and cash equivalent balances as of March 27, 1999, and September 25, 1998, include $4 million and $56 million, respectively, pledged as collateral to support letters of credit.

The Company's debt ratings are currently non-investment grade. As of March
27, 1998, the Company's senior and subordinated long-term debt ratings were B- and CCC, respectively, by Standard and Poor's (S&P) Rating Agency, and B3 and Caa2, respectively, by Moody's Investor Services (Moody's). In June 1998, Moody's upgraded the Company's senior debt to B2 from B3 and subordinated debt to Caa1 from Caa2 citing strengthened debtholder protection measurements as the major reason for the upgrade. On November 9, 1998, S&P upgraded the Company's senior debt to B+ from B- and upgraded its subordinated debt to B-from CCC citing the Company's improved profitability and financial profile for the upgrade. Despite these recent upgrades, the Company's continued non-investment grade debt ratings will maintain pressure on the Company's cost of funds in future periods and may require the Company to pledge additional collateral or agree to more stringent debt covenants.

On April 14, 1999, the Company announced the call for redemption on June 1, 1999, of all of its 6 percent convertible subordinated debentures due June 1, 2001. Debentures in an aggregate principal amount outstanding totaled approximately $661 million as of March 27, 1999. Debenture holders have the option of receiving principal plus a 2.4% call premium of approximately $16 million or of converting their debentures into Apple common stock at a conversion price of $29.205 per share.

The Company believes that its balances of cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements over the next twelve months, including any cash that may be utilized as a result of the early call of its 6 percent convertible subordinated debentures. However, given the Company's current debt ratings, if the Company should need to obtain short-term borrowings, there can no assurance that such borrowings could be obtained at favorable rates. The inability to obtain such borrowings at favorable rates could materially adversely affect the Company's results of operations, financial condition, and liquidity.

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

State of Readiness
The Company's Information Systems and Technology department (IS&T) began addressing the Y2K issue in 1996 as part of its Next Generation strategy, which addressed the need for ongoing enhancement and replacement of the Company's various disparate legacy information technology (IT) Systems. In 1998, the Company established a Year 2000 Executive Steering Committee (Steering Committee) comprised of senior executives of the Company and the Company's Year 2000 Project Management Office (PMO). The PMO reports to the Executive Vice President and Chief Financial Officer, the Steering Committee, and the Audit and Finance Committee of the Board of Directors.

The PMO developed and manages the Company's worldwide Y2K strategic plan
(Y2K Plan) to address the potential impact of Y2K on the Company's operations and business processes. In particular, the Y2K Plan addresses four principal areas that may be impacted by the Y2K issue: Apple Branded Products; Third Party Relationships; Non-IT Business Systems; and IT Systems. Regardless of the planned or actual status of any of the principal areas of the Y2K Plan, all areas remain under review and subject to modification as deemed necessary throughout the remainder of calendar 1999. With respect to the IT Systems and Non-IT Business Systems, the Y2K Plan consists of four separate but overlapping phases: Phase I - Inventory and Risk Assessments; Phase II - Remediation Cost Estimation; Phase III - Remediation; and Phase IV - Remediation Testing. In addition, the Company has an ongoing Y2K Awareness Program designed to keep employees informed about Y2K issues. The Company's goal is to substantially complete Phase III - Remediation during the third quarter of 1999; substantially complete Phase IV - Remediation Testing during the fourth quarter of 1999, and to continue compliance efforts throughout the remainder of calendar year 1999. There have been no significant changes made to this schedule during the first half of 1999, and the Company remains on schedule to meet these goals.

Apple Products
The Company designs and manufacturers microprocessor-based personal computers, related peripherals, operating system software and application software, including Macintosh personal computers and the Mac OS which are marketed under the "Apple" brand (collectively "Apple Branded Products"). The Company tested certain Apple Branded Products to determine Y2K compliance, although such testing did not include third party products bundled with Apple Branded Products and certain Apple Branded Products no longer supported by the Company. For purposes of this discussion, Y2K compliant means a product will not produce errors processing date data in connection with the year change from December 31, 1999, to January 1, 2000, when used with accurate date data in accordance with its documentation, provided all other products (including other software, firmware and hardware) used with it properly exchange date data with it. A Y2K compliant product will recognize the Year 2000 as a leap year. Information regarding the Y2K readiness of all Apple Branded Products is available on the Apple corporate web site at www.apple.com. Such information is not to be considered part of this quarterly report. The Company believes that the unsupported Apple Branded Products are Y2K compliant because, unlike other company's personal computers and related products, the Company's products do not rely upon the two digit date format but use a long word approach which allows the correct representation of dates up to the year 2040. The current date and time utilities utilized by Apple Branded Products are 64 bit signed value which covers dates from 30081 BC to 29940 AD. Since the Company does not control the design of non-Apple Branded Products or third party products bundled with Apple Branded Products, it cannot assure they are Y2K compliant. Certain products acquired from NeXT Software, Inc., including OpenStep and NextStep, and prior versions of WebObjects which incorporate technology from OpenStep and NextStep, are not currently Y2K compliant. The Company intends to develop and make available during the third quarter of 1999 a software patch intended to allow such products to become Y2K compliant. The Company recently discovered that certain prior versions of its FileMaker Pro database application software are not fully Y2K compliant. The Company plans to have a patch available for these versions of the product in the third quarter of fiscal 1999 or early in the fourth quarter.

Third Party Relationships
The Company's business operations are heavily dependent on third party corporate service vendors, materials suppliers, outsourced operations partners, distributors and others. The Company is working with key external parties to identify and attempt to mitigate the potential risks to it of Y2K. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to the Company. As part of its overall Y2K program and to establish the state of readiness of certain third parties, the Company is actively communicating on an ongoing basis with certain third parties whose lack of Y2K compliance would present a high degree of risk to the Company. Based on information obtained from various sources, the Company believes that it is reasonably possible there will be short-term interruptions in airfreight services early in calendar year 2000 that could result in shipping delays of raw material and finished goods. See further discussion regarding this issue below under the heading "Contingency Plans." The Company believes that its review of certain third parties is approximately 25% complete as of the end of the second quarter of fiscal 1999. Although numerous third parties have advised the Company that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies widely. Because the Company's Y2K compliance is dependent on the timely Y2K compliance of third parties, there can be no assurances that the Company's efforts alone will resolve all Y2K issues.


IT Systems and Non-IT Business Systems

Phase I - Inventory and Risk Assessment:
This Phase requires an inventory and assessment of the Non-IT Business systems used by the Company including systems with embedded technology, building access systems, and health and safety systems. This Phase also includes inventory and assessment of IT Systems used by the Company which include large IS&T systems, desktop hardware and software, and network hardware and software. Each such system is evaluated and the business risk is quantified as being High, Medium or Low Risk to the Company's Business. Systems which are High Risk are those which if uncorrected would cause an interruption of or complete failure to conduct the Company's business. Medium Risks are those which would negatively impact the business but complete cessation could be avoided with some inconvenience. Low Risks are those where the risk to business interruption or cessation are remote. High and Medium Risk items will be remediated or replaced, and Low risk items will likely not be addressed prior to the Year 2000. As of the end the second quarter of fiscal 1999, the Company is substantially complete with this Phase for both IT Systems and Non-IT Systems. However, the Company will continue to review information developed as the result of its overall Y2K effort which could result in additional items being added to its Y2K inventory.


Phase II - Remediation Cost Estimation:
This Phase involves the analysis of each High and Medium Risk to determine how such risks may be remediated and the cost of such remediation. The
Company has substantially completed this Phase for the IT Systems and is approximately 85% complete for the identified Non-IT Business Systems. The Company anticipates that this Phase will be substantially completed during the third quarter of fiscal 1999


Phase III - Remediation:
This Phase includes the replacement or correction of the High and Medium Risk Non-IT Business Systems and IT Systems. A detailed project plan for such remediation has been developed and is currently being implemented. This Phase is substantially complete for the IT Systems and is approximately 50% complete for the Non-IT Business Systems. The Company anticipates that this Phase will be completed during the third quarter of fiscal 1999.

Phase IV - Remediation  Testing:
This Phase includes the future date testing of the remediation efforts made in Phase III to confirm that the changes made bring the affected systems into compliance, no new problems have arisen as a result of the remediation, and that new systems which replaced noncompliant systems are Y2K compliant.
This Phase is approximately 50% complete for the IT Systems and has just commenced for the Non-IT Systems. The Company anticipates that this Phase will be completed by the fourth quarter of fiscal 1999.

Costs to Address Y2K
The costs of the Y2K program are primarily costs associated with the utilization of existing internal resources and incremental external spending. The Company has incurred approximately $6.4 million of incremental external spending directly associated with Y2K issues through March 27, 1999. Based on the current status of the Company's remediation cost estimation discussed above, the Company estimates it will incur future incremental external spending associated with Y2K issues of approximately $6.8 million to address those risks identified as High or Medium. The Company's estimate of total incremental external spending has increased by approximately $4 million to $13.2 million primarily as a result of increased costs identified to address the Y2K compliance of certain Apple Branded Products. As the Company's Y2K Plan continues, the actual future incremental external spending may prove to be higher. Also, this estimate does not include the costs that could be incurred by the Company if one or more of its significant third party vendors fails to achieve Y2K compliance. The Company is not separately identifying and including in these estimates the Y2K costs incurred that are the result of utilization of the Company's existing internal resources.

Contingency Plans.
Under the guidance and management of the PMO, the Company is in the process of preparing Y2K contingency plans to mitigate the potential impact of various Y2K failures. The Company's contingency plans, which will be based in part on the assessment of the magnitude and probability of potential risks, will primarily focus on proactive steps to prevent Y2K failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair. The Y2K contingency plans will supplement disaster recovery and business continuity plans already in place, and are expected to include measures such as selecting alternative suppliers and channels of distribution. The Company believes development of its Y2K contingency plans is approximately 10% complete as of the end of the second quarter of fiscal 1999 and expects to be substantially complete by the end of the fourth quarter of fiscal 1999.

As noted above, the Company believes that it is reasonably possible there will be short-term interruptions in airfreight services early in calendar year 2000 that could result in shipping delays of raw material and finished goods. The Company currently believes it can develop and implement contingency plans to mitigate the effects of a short-term interruption in such service. However, if the Company fails to develop and implement adequate contingency plans, if the interruption in service lasts for an extended period of time, or if alternative Y2K compliant services are not readily available at reasonable cost, there could be material adverse effects on the Company's consolidated results of operations and financial position.

Risk Factors
At this point, the Company has not completed its assessment of reasonably likely worst case scenario of Non-IT Business Systems and/or IT Systems failures and related consequences. However, based on current information, the Company believes that the most likely worst case scenario is that it will experience a number of minor malfunctions and failures of its IT Systems and Non-IT Business Systems at the beginning of the Year 2000 that were not previously detected during the Company's inventory and risk assessment and remediation activities. The Company currently believes these malfunctions and failures will not have a material impact on its consolidated results of operations or financial condition. However, there can be no assurance that the Y2K remediation by the Company or third parties will be properly and timely completed, and the failure to do so could have a material adverse effect on the Company, its business, its consolidated results of operations, and its financial condition. In particular, the Company has not yet completed its assessment of the Y2K readiness of its significant third party vendors. Completion of this assessment may result in the identification of additional issues which could have a material adverse effect on the Company's results of operations. In addition, important factors that could cause results to differ materially include, but are not limited to, the ability of the Company to successfully identify systems and vendors which have a Y2K issue, the nature and amount of remediation effort required to fix the affected systems, the adequacy of such remediation efforts, the production-related contingency plans of competitors with the Company's third party suppliers, and the costs and availability of labor and resources to successfully address the Y2K issues and/or to execute on any required contingency plans.


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

Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; risks associated with international operations, including economic and labor conditions, the continuing economic problems being experienced in Asia and Latin America, political instability, tax laws, and currency fluctuations; increasing dependence on third-parties for manufacturing and other outsourced functions such as logistics; the availability of key components on terms acceptable to the Company; the continued availability of certain components and services essential to the Company's business currently obtained by the Company from sole or limited sources, including PowerPC RISC microprocessors developed by and obtained from IBM and Motorola and the final assembly of certain of the Company's products; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current Mac OS and timely delivery of future versions of the Mac OS; the availability of third-party software for particular applications; the Company's ability to attract, motivate and retain key employees; the effect of Y2K compliance issues; managing the continuing impact of the European Union's transition to the Euro as its common legal currency; and the Company's ability to retain the operational and cost benefits derived from its recently completed restructuring program.

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

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and long-term debt obligations and related derivative financial instruments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of March 27, 1999, there are no investments with maturities greater than 12 months.

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

For a complete description of the Company's interest rate and foreign currency related market risks, see the discussion in Part II, Item 7A of the Company's 1998 Form 10-K. There has not been a material change in the Company's exposure to interest rate and foreign currency risks since the date of the 1998 Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on March 24, 1999. All matters voted on were approved. The results are as follows:

PROPOSAL I
The following directors were elected at the meeting to serve a one-year term as Class I directors:

                             For                      Authority Withheld
Gareth C.C. Chang            114,130,859                   853,852
William V. Campbell          114,037,235                   947,476
Jerome B. York               114,129,231                   855,480

The following directors are continuing to serve their two-year terms as Class II directors which will expire at the next annual meeting:

Steven P. Jobs
Lawrence J. Ellison
Edgar S. Woolard, Jr.

PROPOSAL II
The proposal to amend the Company's Restated Articles of Incorporation to eliminate the classification of the Board of Directors and thereby ensure that each director will stand for election annually was approved. As a result, the Company's Restated Articles of Incorporation will be amended to eliminate the classification of the Board and the terms of all directors will end at next year's annual meeting of shareholders.

         For            Against          Abstained            Broker Non-Vote
    73,065,031          611,254           459,798               40,848,628






                                      27
<PAGE


PROPOSAL III
Ratification of appointment of KPMG LLP as the Company's independent auditors for fiscal year 1999.

         For            Against          Abstained            Broker Non-Vote
    114,313,398         183,870           487,443                    -0-


The proposals above are described in detail in the Registrant's definitive proxy statement dated February 9, 1999, for the Annual Meeting of Shareholders held on March 24, 1999.




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number	       Description
3.2           Amendment to Restated Articles of  Incorporation, filed with the Secretary of State of the state of California on
              April 22, 1999
3.3           By-Laws of the Company, as amended through March 24, 1999.
10.A.49       1997 Employee Stock Option Plan, as amended through 12/1/98.
27            Financial Data Schedule.


(b)      Reports on Form 8-K

None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                             APPLE COMPUTER, INC.
                                 (Registrant)








                           By: /s/ Fred D. Anderson

                               Fred D. Anderson
             Executive Vice President and Chief Financial Officer
                                 May 11, 1999

INDEX TO EXHIBITS

Exhibit
Index
Number	                 Description                                        Page
3.2        Amendment to Restated Articles of  Incorporation, filed with the Secretary of State of the State of California on
           April 22, 1999                                                    31
3.3        By-Laws of the Company, as amended through March 24, 1999         33
10.A.49    1997 Employee Stock Option Plan, as amended through 12/1/98       57
27         Financial Data Schedule.                                          69