Form 10-Q
period 1999-06-26
APPLE COMPUTER INC
filed 1999-08-06
CIK 320193

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   ___________

                                  Form 10-Q
                                  ___________

                                  (Mark One)

         _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 26, 1999 OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _______ to ________.

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

                           Yes    X      No  ____

 160,880,300 shares of Common Stock Issued and Outstanding as of July 30, 1999

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                             APPLE COMPUTER, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
               (in millions, except share and per share amounts)

                                  Three Months Ended       Nine Months Ended
                               June 26,    June 26,        June 26,    June 26,
                                   1999        1998            1999        1998
Net sales                        $1,558      $1,402          $4,798      $4,385
Cost of sales                     1,131       1,042           3,486       3,323
  Gross margin                      427         360           1,312       1,062
Operating expenses:
  Research and development           80          76             232         230
  Selling, general, and
    administrative                  243         216             761         673
  In-process research and
    development                      --           7              --           7
  Restructuring costs                --          --               9          --
     Total operating expenses       323         299           1,002         910
Operating income                    104          61             310         152

Gain from sales of investment       101          40             188          40
Interest and other income
  (expense), net                     24           8              53          23
    Total interest and other
      income (expense), net         125          48             241          63
Income before provision
  for income taxes                  229         109             551         215
Provision for income taxes           26           8              61          12
Net income                       $  203      $  101          $  490      $  203

Earnings per common share:

    Basic                         $1.41       $0.76           $3.54       $1.55

    Diluted                       $1.20       $0.65           $2.99       $1.40

Shares used in computing earnings
per share (in thousands):

    Basic                       144,054     133,068         138,571     130,971

    Diluted                     174,650     171,786         173,330     145,177

    See accompanying notes to condensed consolidated financial statements.

                             APPLE COMPUTER, INC.

               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                      (in millions, except share amounts)

                                    ASSETS
                                         June 26, 1999      September 25,1998
Current assets:
Cash and cash equivalents                        $1,773                 $1,481
    Short-term investments                        1,333                    819
    Accounts receivable, less allowances of
      $69 and $81, respectively                     896                    955
    Inventories                                       7                     78
    Deferred tax assets                             137                    182
    Other current assets                            152                    183
         Total current assets                     4,298                  3,698
     Property, plant, and equipment, net            313                    348
    Other assets                                    408                    243
         Total assets                            $5,019                 $4,289

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                             $  792                 $  719
    Accrued expenses                                747                    801
         Total current liabilities                1,539                  1,520
    Long-term debt                                  300                    954
    Deferred tax liabilities                        210                    173
         Total liabilities                        2,049                  2,647

Commitments and contingencies

Shareholders' equity:
    Series A non-voting convertible preferred
       stock, no par value; 150,000 shares
       authorized, issued and outstanding           150                    150
    Common stock, no par value; 320,000,000
       shares authorized; 160,126,525 and
       135,192,769 shares issued and
       outstanding, respectively                  1,340                    633
    Retained earnings                             1,388                    898
    Accumulated other comprehensive
       income (loss)                                 92                   (39)
         Total shareholders' equity               2,970                  1,642
         Total liabilities and
           shareholders' equity                  $5,019                 $4,289

     See accompanying notes to condensed consolidated financial statements.

                             APPLE COMPUTER, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (in millions)

                                                     NINE MONTHS ENDED
                                           June 26, 1999        June 26, 1998
Cash and cash equivalents,
   beginning of the period                       $1,481                 $1,230
Operating:
Net income                                          490                    203
Adjustments to reconcile net income to
cash generated by operating activities:
  Depreciation and amortization                      66                     88
  Provision for deferred income taxes                15                      6
  Gain on sales of ARM shares                     (188)                   (40)
  In-process research and development                --                      7
Changes in operating assets and liabilities:
  Accounts receivable                                59                    112
  Inventories                                        71                    308
  Other current assets                               31                     68
  Other assets                                        6                     41
  Accounts payable                                   73                  (112)
  Other current liabilities                        (43)                  (188)
     Cash generated by operating activities         580                    493

Investing:
Purchase of short-term investments              (3,039)                (1,620)
Proceeds from sales and maturities
  of short-term investments                       2,525                  1,059
Net proceeds from property, plant, and
   equipment retirements                             21                     79
Purchase of property, plant, and equipment         (31)                   (29)
Cash paid for acquisition of technology              --                   (10)
Proceeds from sales of ARM shares                   201                     24
Other                                               (6)                   (14)
     Cash used for investing activities           (329)                  (511)

Financing:
Decrease in notes payable to banks                   --                   (25)
Increase in long-term borrowings                     --                      2
Increases in common stock                            41                     14
     Cash generated (used) by financing activities   41                    (9)
Total cash generated (used)                         292                   (27)
Cash and cash equivalents, end of the period     $1,773                 $1,203

Supplemental cash flow disclosures:
    Cash paid for interest                       $   49                 $   50
    Cash received for income taxes, net          $  (1)                 $ (14)

     See accompanying notes to condensed consolidated financial statements.

                             APPLE COMPUTER, INC.

       Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Basis of Presentation
Interim information is unaudited; however, in the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 25, 1998, included in its Annual Report on Form 10-K for the year ended September 25, 1998 (the 1998 Form 10-K).

During the first quarter of 1999, the Company amended its By-laws to provide that beginning with the first fiscal quarter of 1999 each of the Company's fiscal quarters would end on Saturday rather than Friday. Accordingly, one day was added to the first quarter of 1999 so that the quarter ended on Saturday, December 26, 1998. This change did not have a material effect on the Company's revenue or results of operations for the first, second, or third quarters of fiscal 1999 or on the aggregate revenue or results of operations for the nine months ended June 26, 1999.

Note 2 - Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

                         For the Three Months Ended   For the Nine Months Ended
                                6/26/99      6/26/98        6/26/99     6/26/98
Numerator:
Numerator for basic
  earnings per share -
  Net income (in millions)       $  203      $   101        $   490     $   203
Interest expense on
  convertible debt                    7           11             28          --
Numerator for diluted
  earnings per share - Adjusted
  net income (in millions)       $  210      $   112        $   518     $   203

Denominator:
Denominator for basic earnings
  per share - weighted-average
 shares outstanding             144,054      133,068        138,571     130,971

Effect of dilutive securities:
    Convertible preferred stock   9,091        9,091          9,091       9,091
    Convertible debt             15,717       22,642         20,333          --
    Dilutive options              5,788        6,985          5,335       5,115
Dilutive potential
  common shares                  30,596       38,718         34,759      14,206

Denominator for diluted
  earnings per share - adjusted
  weighted-average shares and
  assumed conversions           174,650      171,786        173,330     145,177

Basic earnings per share         $ 1.41      $  0.76       $   3.54     $  1.55

Diluted earnings per share       $ 1.20      $  0.65       $   2.99     $  1.40

Options to purchase approximately 80,000 weighted-average shares of common stock were outstanding during the quarter ended June 26, 1999, that were not included in the computation of diluted earnings per share for the three months ended June 26, 1999, because the options' exercise price was greater than the average market price of the Company's common stock during the period and, therefore, the effect would be antidilutive.

As of the beginning of the third quarter of fiscal 1999, the Company had outstanding $661 million of unsecured convertible subordinated debentures (the Debentures) which were convertible by their holders into approximately 22.6 million shares of common stock at a conversion price of $29.205 per share. The weighted average common shares represented by the Debentures upon conversion were included in the computation of diluted earnings per share for the three and nine month periods ended June 26, 1999, and the three month period ended June 26, 1998, as the effect of using the if-converted method was dilutive for these periods. The common shares represented by the Debentures were not included in the computation of diluted earnings per share for the nine month periods ended June 26, 1998, because the effect of using the if-converted method for that period was anti-dilutive. For additional disclosures regarding the Debentures, see the 1998 Form 10-K and footnote 6 of these Notes to Condensed Consolidated Financial Statements. For additional disclosures regarding the outstanding preferred stock and employee stock options, see the 1998 Form 10-K.

Note 3 - Consolidated Financial Statement Details (in millions)

Inventories                                             06/26/99        9/25/98
         Purchased parts                                 $     1        $   32
         Work in process                                       0             5
         Finished goods                                        6            41

         Total inventories                               $     7        $   78

Property, Plant, and Equipment                          06/26/99        9/25/98
         Land and buildings                              $   320        $  338
         Machinery and equipment                             250           277
         Office furniture and equipment                       73            80
         Leasehold improvements                              124           129
         Accumulated depreciation and amortization          (454)         (476)

         Net property, plant, and equipment              $   313        $  348

Accrued Expenses                                        06/26/99        9/25/98
         Accrued compensation and employee benefits      $   92         $   99
         Accrued marketing and distribution                 182            205
         Accrued warranty and related costs                 116            132
         Other current liabilities                          357            365

         Total accrued expenses                          $  747         $  801

Interest and Other Income (Expense)                        Nine Months Ended
                                                        06/26/99       06/26/98
         Interest income                                 $  102         $   71
         Interest expense                                   (42)           (47)
         Other income (expense), net                         (7)           (1)

         Interest and other income (expense), net        $   53         $   23

Note 4 - Equity Investment Gains
As of September 25, 1998, the Company owned 25.9% of the outstanding stock of ARM Holdings plc (ARM), a publicly held company in the United Kingdom involved in the design of high performance microprocessors and related technology. All share figures for the sale of ARM stock are adjusted for a 4 for 1 stock split effected by ARM in April of 1999. During the third quarter of fiscal 1999, the Company sold approximately 10 million shares of ARM stock for net proceeds of approximately $105 million, recorded a gain before taxes of approximately $101 million as other income, and recognized related income tax expense of approximately $12 million. During the nine months ended June 26, 1999, the Company has sold a total of 29.6 million shares of ARM stock for net proceeds of approximately $201 million, recorded a gain before taxes of approximately $188 million, and recognized related income tax expense of approximately $20 million. During the third quarter of fiscal 1998, the Company sold 11.4 million shares of ARM stock which resulted in a total gain before taxes of approximately $40 million and related income tax of approximately $7 million. As of June 26, 1999, the Company continues to hold 19 million shares of ARM stock.

Through September 25, 1998, the Company accounted for its investment in ARM using the equity method. As a result of the sale of ARM stock in October 1998, the Company's ownership interest in ARM fell to 19%. Consequently, beginning in the first quarter of fiscal 1999, the Company ceased accounting for its remaining investment in ARM using the equity method and has categorized its remaining shares as available for sale requiring the shares be carried at fair value, with unrealized gains and losses net of taxes reported as a component of accumulated other comprehensive income in shareholders' equity. As of June 26, 1999, the carrying value of the Company's remaining shares in ARM included in other assets was approximately $213 million, and the total unrealized gains net of taxes included in equity as a component of accumulated other comprehensive income was approximately $134 million.

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

The components of comprehensive income, net of tax, are as follows (in millions):

                                          For the Three          For the Nine
                                          Months Ended          Months Ended
                                       6/26/99    6/26/98    6/26/99    6/26/98
Net income                              $ 203      $ 101     $  490     $  203
Other comprehensive income:
  Change in accumulated
    translation adjustment                 (5)        (5)       (3)        (11)
  Unrealized gain on investments, net      18         --        273         --
  Reclassification adjustment for
    gain included in net income           (89)        --       (139)        --

 Total comprehensive income             $ 127      $  96     $  621     $  192

Note 6 - Conversion of Debt
On April 14, 1999, the Company called for redemption its outstanding 6 percent convertible subordinated debentures due June 1, 2001. Not including approximately $7 million of unamortized debt issuance costs, debentures in an aggregate principal amount outstanding totaled approximately $661 million as of March 27, 1999. During the third quarter of 1999, debenture holders chose to convert virtually all of the outstanding debentures to common stock at a rate of $29.205 per share resulting in the issuance of approximately 22.6 million shares of the Company's common stock.

Note 7 - Restructuring Costs
During the second quarter of 1999, the Company took certain actions to improve the flexibility and efficiency of its manufacturing operations by moving final assembly of certain of its products to third-party manufacturers. These restructuring actions resulted in the Company recognizing a charge to operations of approximately $9 million during the second quarter of 1999 which was comprised of $6 million for severance benefits to be paid to employees involuntarily terminated, $2 million for the write-down of operating assets to be disposed of, and $1 million for payments on cancelled contracts. As of June 26, 1999, $8 million had been spent. The remaining $1 million is expected to be spent before the end of fiscal 1999.

Note 8 -  Recent Accounting Pronouncements
In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", and in June 1998 issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A discussion of these accounting standards is included in the notes to consolidated financial statements included in the 1998 Form 10-K under the subheading "Recent Accounting Pronouncements." Although the Company continues to review the effect of the implementation of SFAS No. 133, the Company does not currently believe its adoption will have a material impact on its consolidated results of operations or financial position and does not believe adoption will result in significant changes to its financial risk management practices. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.

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

Note 9 - Contingencies
The Company is subject to various legal proceedings and claims which are discussed in detail in the 1998 Form 10-K. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

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

Note 10 - Reclassifications
Certain amounts in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 26, 1998, have been reclassified to conform to the 1999 presentation.

Note 11 - Subsequent Events
On July 14, 1999, the Company announced that its board of directors had authorized a plan for the Company to repurchase up to $500 million of its common stock. The repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

On July 28, 1999, the Company announced that it would invest $100 million in Samsung Electronics Co., Ltd (Samsung) to further expand Samsung's TFT-
LCD flat-panel display production capacity. The investment is in the form of three year senior unsecured bonds which are convertible into approximately 550,000 shares of Samsung common stock beginning in July of 2000. The bonds carry an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity. The Company is subject to a "lock-up" agreement under which it is restricted from selling the bonds for one year.


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

Results of Operations
Tabular information (dollars in millions, except per share amounts):

                              Three Months Ended          Nine Months Ended
                           6/26/99   6/26/98  Change   6/26/99   6/26/98 Change
Net sales                   $1,558    $1,402    11%     $4,798    $4,385     9%
Macintosh CPU
  unit sales               905,000   644,000    41%  2,676,000 1,929,000    39%
Gross margin                  $427      $360    19%     $1,312    $1,062    24%
Percentage of net sales      27.4%     25.7%             27.3%     24.2%
Research and development      $ 80      $ 76     5%       $232      $230     1%
Percentage of net sales         5%        5%                5%        5%
Selling, general and
  administrative              $243      $216    12%       $761      $673    13%
Percentage of net sales        16%       15%               16%       15%
In-process research and
  development                 $  --      $  7              $ --      $  7
Restructuring costs           $  --      $ --              $  9      $ --
Gain from sales of investment $101      $ 40   153%       $188      $ 40   370%
Other income (expense), net   $ 24      $  8   200%       $ 53      $ 23   130%
Provision for income taxes    $ 26      $  8   225%       $ 61      $ 12   408%
Effective tax rate             11%        7%               11%        6%
Net income                    $203      $101   101%       $490      $203   141%
Basic earnings per share     $1.41     $0.76    86%      $3.54     $1.55   128%
Diluted earnings per share   $1.20     $0.65    85%      $2.99     $1.40   114%

                               Three Months Ended
                           6/26/99   3/27/99  Change
Net sales                   $1,558    $1,530     2%
Macintosh CPU
  unit sales               905,000   827,000     9%
Gross margin                  $427      $403     6%
Percentage of net sales      27.4%     26.3%
Research and development      $ 80      $ 76     5%
Percentage of net sales         5%        5%
Selling, general and
  administrative              $243      $239     2%
Percentage of net sales        16%       16%
Restructuring costs           $ --      $  9
Gain from sales of investment $101      $ 55    84%
Other income (expense), net   $ 24      $ 19    26%
Provision for income taxes    $ 26      $ 18    44%
Effective tax rate             11%       12%
Net income                    $203      $135    50%
Basic earnings per share     $1.41     $0.99    42%
Diluted earnings per share   $1.20     $0.84    43%

Net Sales
Information regarding net sales and Macintosh CPU unit sales by geography and product family follows:

                            Net Sales (in millions)

                                                    Three Months Ended
                                            6/26/99       3/27/99       6/26/98
U.S., Canada, South America (Americas)     $    907      $    806      $    873
Europe, Middle East & Africa (EMEA)             297           374           270
Japan                                           272           267           186
Asia Pacific                                     82            83            73
    Totals for Geographies                 $  1,558      $  1,530      $  1,402

iMac and Performa                          $    516      $    358      $    272
Power Macintosh G3                              601           756           640
PowerBook                                       177           146           250
Non-CPU Revenue                                 264           270           240
    Totals for Product Families            $  1,558      $  1,530      $  1,402

                         Macintosh Units (in thousands)

                                                    Three Months Ended
                                            6/26/99       3/27/99       6/26/98
U.S., Canada, South America (Americas)          519           421           405
Europe, Middle East & Africa (EMEA)             167           203           118
Japan                                           175           156            88
Asia Pacific                                     44            47            33
    Totals for Geographies                      905           827           644

iMac and Performa                               487           351           182
Power Macintosh G3                              346           401           344
PowerBook                                        72            75           118
Non-CPU Revenue                                   -             -             -
    Totals for Product Families                 905           827           644

Net sales for the third quarter of 1999 were $1.56 billion, an 11% increase over the same quarter in 1998. The increase in net sales is primarily attributable to a year-over-year 41% increase in quarterly Macintosh CPU unit volume. Volumes were favorably affected by sales of iMac, the Company's moderately priced Macintosh system designed for education and consumer markets introduced during the fourth quarter of 1998, which represented 54% or 487,000 of the total Macintosh CPU units sales during the third quarter of 1999. The growth in iMac unit sales is primarily due to strong seasonal sales in the U.S. education market and continued acceptance of the product in consumer markets around the world. The increase in overall unit sales was somewhat mitigated by a sequential decrease in Power Macintosh G3 unit sales during the third quarter of 1999 resulting from the introduction of redesigned Power Macintosh G3 models during the second quarter of 1999. The positive effect of increased unit volume on third quarter 1999 net sales was partially offset by a decline in the average revenue per Macintosh system, a function of total net sales related to hardware shipments and total Macintosh CPU unit sales, which fell 21% from $2,129 to $1,683 during the third quarter of 1999 as compared to the same quarter in 1998. The decline in the average revenue per Macintosh system was the result of lower priced iMac systems comprising a significant portion of third quarter 1999 net sales, the decline in net sales from the phase out of certain peripheral products, and the overall industry trend towards lower priced products.

Net sales for the first nine months of 1999 increased $413 million or 9% over the same period in 1998. A 39% increase in Macintosh CPU unit volume was the principal cause of the year-over-year increase in net sales. The impact of the increase in unit volume was partially offset by a decline in the average revenue per Macintosh system described above.

International net sales for the third quarter of 1999 represented 45% of consolidated net sales compared to 43% for the same quarter in 1998 and 50% for the second quarter of fiscal 1999. In total, international net sales during the third quarter of 1999 increased approximately 18% or $109 million over the same period in 1998 as a result of year over year increases in Macintosh unit shipments in every major international geography. On a year-over-year basis, total Macintosh unit sales during the third quarter of 1999 increased 99% in Japan, 33% in Asia Pacific, and 42% in EMEA. Sequentially, international net sales declined $60 million or 8% during the third quarter of 1999 as compared to the second quarter reflecting the effect of Power Macintosh G3 product transitions during the second quarter of 1999 mentioned above and the lessor impact of education sales in markets outside of the United States. Net sales in the Americas during the third quarter of 1999 increased 4% or $34 million over the same period in 1998 and increased $101 million or 13% over the second quarter of 1999. The significant sequential increase was due primarily to a 23% rise in unit shipments in the Americas during the third quarter of 1999 as compared to the second quarter which was the result of seasonal patterns experienced in the Company's domestic education and consumer markets. The smaller year over year increase in net sales in the Americas reflects a 28% growth in Macintosh unit shipments offset by a decline in the average revenue per Macintosh system caused by lower priced iMac systems comprising a significant portion of third quarter 1999 net sales in the Americas.

Gross Margin
Gross margin for the third quarter of 1999 was 27.4% compared to 25.7% for the same quarter in 1998 and 26.3% for the second quarter of 1999. Gross margin for the first nine months of 1999 was 27.3% as compared to 24.2% for the same period in 1998. The year-over-year increase in gross margin for both the third quarter and the first nine months of the fiscal year is attributable to various operational changes made by the Company throughout fiscal 1998 and the first nine months of fiscal 1999 that improved operational efficiency and reduced product costs. These changes included simplification of the Company's product line, reductions in overall inventory levels, focus on the use of industry standard parts, outsourcing of various aspects of product manufacturing, and streamlining of product distribution channels and policies. Margins have also been favorably impacted during the last year by the declining cost of various components of the Company's products. The sequential increase in gross margin from the second quarter of 1999 to the third quarter of 1999 is primarily attributable to lower component prices, particularly for DRAM and microprocessors, and strong demand for the Company's products which allowed pricing to remain stable.

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

Operating Expenses
Selling, general and administrative expenses, not including restructuring costs, increased approximately $27 million or 12% during the third quarter of 1999 as compared to the same period in 1998 and increase sequentially $4 million or 2% from the second quarter of 1999. Selling, general and administrative expenses for the first nine months of 1999 increased $88 million or 13% as compared to same period in 1998. The year-over-year increases for both the third quarter and the first nine months of the fiscal year, were due primarily to higher advertising and marketing costs. Expenditures for research and development increased slightly in terms of absolute dollars between the third quarter of 1999, the same quarter in 1998, and the second quarter of 1999.

During the second quarter of 1999, the Company took certain actions to improve the flexibility and efficiency of its manufacturing operations by moving final assembly of certain of its products to third party manufacturers. These restructuring actions resulted in the Company recognizing a charge to operations of approximately $9 million during the second quarter of 1999 primarily for severance benefits to be paid to employees to be involuntarily terminated.

Total Interest and Other Income (Expense), Net
Interest and other income (expense), net, is comprised of interest income on the Company's cash and investment balances, interest expense on the Company's debt, gains and losses recognized on investments accounted for using the equity method, realized gains and losses on the sale of securities, certain foreign exchange gains and losses, and other miscellaneous income and expense items. Net interest income increased during the three and nine month periods ended June 26, 1999, compared to the same periods during the prior year as a result of increased interest earning cash and investment balances. Also, the conversion to common stock of the Company's 6 percent convertible subordinated debentures discussed below under the heading "Liquidity" resulted in a reduction in interest expense during the third quarter of fiscal 1999 of $4 million. The conversion of the convertible subordinated debentures will reduce quarterly interest expense in future quarters by approximately $11 million.

As of September 25, 1998, the Company owned 25.9% of the outstanding stock of ARM Holdings plc (ARM), a publicly held company in the United Kingdom involved in the design of high performance microprocessors and related technology. All share figures for the sale of ARM stock are adjusted for a 4 for 1 stock split effected by ARM in April of 1999. During the third quarter of fiscal 1999, the Company sold approximately 10 million shares of ARM stock for net proceeds of approximately $105 million, recorded a gain before taxes of approximately $101 million as other income, and recognized related income tax expense of approximately $12 million. During the nine months ended June 26, 1999, the Company has sold a total of 29.6 million shares of ARM stock for net proceeds of approximately $201 million, recorded a gain before taxes of approximately $188 million, and recognized related income tax expense of approximately $20 million. During the third quarter of fiscal 1998, the Company sold 11.4 million shares of ARM stock which resulted in a total gain before taxes of approximately $40 million and related income tax of approximately $7 million. As of June 26, 1999, the Company continues to hold 19 million shares of ARM stock.

Provision for Income Taxes
As of June 26, 1999, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $590 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. As of June 26, 1999, a valuation allowance of $87 million was recorded against the deferred tax asset for the benefits of tax losses which may not be realized. A substantial portion of the valuation allowance is for deferred tax assets arising from tax loss carryforwards whose utilization is limited by provisions of the tax code. Realization of approximately $73 million of the asset representing tax loss and credit carryforwards is dependent on the Company's ability to generate approximately $209 million of future U.S. taxable income. Management believes that it is more likely than not that forecasted U.S. income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to utilize the tax carryforwards prior to their expiration in 2011 and 2012 to fully recover this asset. However, there can be no assurance that the Company will meet its expectations of future U.S. taxable income. As a result, the amount of the deferred tax assets considered realizable could be reduced in the near and long term if estimates of future taxable U.S. income are reduced. Such an occurrence could materially adversely affect the Company's consolidated financial results. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Company's effective tax rate for the three and nine months ended June 26, 1999, was approximately 11%. This effective rate is less than the statutory federal income tax rate of 35% due primarily to the reversal of a portion of the previously established valuation allowance for tax loss and credit carryforwards and certain undistributed foreign earnings for which no U.S. taxes were provided.

The Company anticipates that its tax rate for the remainder of fiscal 1999 will be comparable to that recognized for the nine months ended June 26, 1999. The Company anticipates that its tax rate will increase significantly in fiscal 2000. The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition."

Liquidity and Capital Resources
The following table presents selected financial information and statistics for each of fiscal quarters ending on the dates indicated (dollars in millions):

                                        6/26/99       9/25/98         6/26/98
Cash, cash equivalents,
  and short-term investments             $3,106       $ 2,300          $1,993
Accounts receivable, net                   $896          $955            $915
Inventory                                  $  7          $ 78            $129
Working capital	                         $2,759        $2,178          $1,986
Long-term debt                             $300          $954            $953
Days sales in accounts receivable (a)        52            56              59
Days of supply in inventory (b)               1             6              11
Days payables outstanding (c)                64            60              57
Operating cash flow                        $ 88          $240            $156

(a) Based on ending net trade receivables and most recent quarterly net sales for each period
(b) Based on ending inventory and most recent quarterly cost of sales for each period
(c) Based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory

As of June 26, 1999, the Company had approximately $3.1 billion in cash, cash equivalents, and short-term investments, an increase of more than $800 million over the same balances at the end of fiscal 1998. For the nine months ended June 26, 1999, the most significant sources of cash included $368 million of net income excluding a $188 million gain from the sale of ARM stock and $66 million of depreciation and amortization, a decrease in accounts receivable of $59 million, a decrease in inventories of $71 million, an increase in accounts payable of $73 million, proceeds from the sale of ARM stock of $201 million, and proceeds from the sale of common stock of $41 million. These sources of cash were partially offset by the net purchase of short-term investments of $514 million and a decrease in other current liabilities of $43 million. The Company's cash and cash equivalent balances as of June 26, 1999, and September 25, 1998, include $4 million and $56 million, respectively, pledged as collateral to support letters of credit.

During the third quarter of fiscal 1999, the Company called for redemption its outstanding 6 percent convertible subordinated debentures due June 1, 2001. Not including approximately $7 million of unamortized debt issuance costs, debentures in an aggregate principal amount outstanding totaled approximately $661 million as of March 27, 1999. During the third quarter of 1999, debenture holders chose to convert virtually all of the outstanding debentures to common stock at a rate of $29.205 per share resulting in the issuance of approximately 22.6 million shares of the Company's common stock.

Through September 25, 1998, the Company accounted for its investment in ARM using the equity method. As a result of the sale of ARM stock in October 1998, the Company's ownership interest in ARM fell to 19%. Consequently, beginning in the first quarter of fiscal 1999, the Company ceased accounting for its remaining investment in ARM using the equity method and has categorized its remaining shares as available for sale requiring the shares be carried at fair value, with unrealized gains and losses net of taxes reported as a component of accumulated other comprehensive income in shareholders' equity. As of June 26, 1999, the carrying value of the Company's remaining shares in ARM included in other assets was approximately $213 million, and the total unrealized gains net of taxes included in equity as a component of accumulated other comprehensive income was approximately $134 million.

On July 14, 1999, the Company announced that its board of directors had authorized a plan for the Company to repurchase up to $500 million of its common stock. The repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

On July 28, 1999, the Company announced that it would invest $100 million in Samsung Electronics Co., Ltd (Samsung) to further expand Samsung's TFT-
LCD flat-panel display production capacity. The investment is in the form of three year senior unsecured bonds which are convertible into approximately 550,000 shares of Samsung common stock beginning in July of 2000. The bonds carry an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity. The Company is subject to a "lock-up" agreement under which it is restricted from selling the bonds for one year.

The Company believes that its balances of cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements over the next twelve months, including any cash that may be utilized to repurchase common stock. However, given the Company's current non-investment grade debt ratings, if the Company should need to obtain short-term borrowings, there can no assurance that such borrowings could be obtained at favorable rates. The inability to obtain such borrowings at favorable rates could materially adversely affect the Company's results of operations, financial condition, and liquidity.

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

The PMO developed and manages the Company's worldwide Y2K strategic plan
(Y2K Plan) to address the potential impact of Y2K on the Company's operations and business processes. In particular, the Y2K Plan addresses four principal areas that may be impacted by the Y2K issue: Apple Branded Products; Third Party Relationships; Non-IT Business Systems; and IT Systems. With respect to the IT Systems and Non-IT Business Systems, the Y2K Plan consists of four separate but overlapping phases: Phase I - Inventory and Risk Assessment;
Phase II - Remediation Cost Estimation; Phase III - Remediation; and Phase IV - Remediation Testing. In addition, the Company has an ongoing Y2K Awareness Program designed to keep employees informed about Y2K issues.

The Company's goal is to substantially complete Phase III- Remediation during the fourth quarter of fiscal 1999; substantially complete Phase IV - Remediation Testing during the first quarter of fiscal 2000, and to continue compliance efforts throughout the remainder of calendar year 1999. The current schedule reflects management's best estimate of the current status of its Y2K Plan. Regardless of the planned or actual status of any of the principal areas of the Y2K Plan, the Company continues to review information developed as the result of its overall Y2K effort, and all areas of the Y2K Plan remain under review and subject to modification as deemed necessary throughout the remainder of calendar 1999.

The foregoing statements are forward looking. The Company's actual results could differ because of several factors, including those set forth throughout this subsection entitled "Year 2000 Compliance. "

Apple Branded Products
The Company designs and manufactures microprocessor-based personal computers, related peripherals, operating system software and application software, including Macintosh personal computers and the Mac OS which are marketed under the "Apple" brand (collectively "Apple Branded Products").
The Company tested certain Apple Branded Products to determine Y2K compliance, although such testing did not include third party products bundled with Apple Branded Products and certain Apple Branded Products no longer distributed and/or supported by the Company. For purposes of this discussion, Y2K compliant means that a product will not produce errors processing date data in connection with the year change from December 31, 1999, to January 1, 2000, when used with accurate date data in accordance with its documentation, provided all other products (including other software, firmware and hardware) used with it properly exchange date data with it. A Y2K compliant product will recognize the Year 2000 as a leap year. Information about testing and Y2K compliance of Apple Branded Products is available on the Apple corporate web site under the heading "Year 2000 Readiness Disclosure", at www.apple.com/about/year/. Such information, which is updated on an ongoing basis, is not to be considered part of this quarterly report. The Company believes that the unsupported Apple Branded Products that do not incorporate software code from third parties are generally Y2K compliant because, unlike other company's personal computers and related products, products designed and manufactured by the Company do not rely upon the two digit date format but use a long word approach which allows the correct representation of dates well beyond the year 2000. Because the Company does not control the design of non-Apple Branded Products or third party products that are bundled with Apple Branded Products, it cannot assure that such products are Y2K compliant.

For those few Apple Branded Products that are not currently Y2K compliant, the Company is in the process of evaluating and providing recommendations as to how users may address possible Y2K issues regarding such products. Some
Apple Branded Products installed at customer sites may require upgrades or other remediation. While the Company believes its customers are responsible for the Y2K readiness of their IT and business environments, the Company is in the process of implementing steps to assist customers in achieving their readiness goals. Apple is issuing software updates (at no additional charge) for most, but not all, known issues.

Third Party Relationships
The Company's business operations are heavily dependent on third party corporate service vendors, materials suppliers, outsourced operations partners, distributors and others. The Company is working with key external parties to identify and attempt to mitigate the potential risks to it of Y2K. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to the Company. As part of its overall Y2K program and to establish the state of readiness of certain third parties, the Company is actively communicating on an ongoing basis with certain third parties whose lack of Y2K compliance would present a high degree of risk to the Company. Based on information obtained from various sources, the Company believes that it is reasonably possible there will be interruptions around the world in critical services such as air traffic control, airfreight transportation, customs clearance, telecommunications, and power utilities early in calendar year 2000 that could result in shipping delays of raw material and finished goods. Such interruptions could result in material adverse effects on the Company's consolidated results of operations and financial position. See further discussion regarding this issue below under the heading "Contingency Plans." The Company believes that its review of certain third parties is approximately 65% complete as of the end of the third quarter of fiscal 1999. Although numerous third parties have advised the Company that they are addressing their Y2K issues, the readiness of third parties overall varies widely. Because the Company's Y2K compliance is dependent on the timely Y2K compliance of third parties, there can be no assurances that the Company's efforts alone will resolve all Y2K issues. The Company continues to communicate with and conduct compliance assessments of key third parties. The Company expects to continue these efforts with key third parties throughout the remainder of calendar 1999.


IT Systems and Non-IT Business Systems

Phase I - Inventory and Risk Assessment:
This Phase requires an inventory and assessment of the Non-IT Business systems used by the Company including systems with embedded technology, building access systems, and health and safety systems. This Phase also includes inventory and assessment of IT Systems used by the Company which include large IS&T systems, desktop hardware and software, and network hardware and software. Each such system is evaluated and the business risk is quantified as being High, Medium or Low Risk to the Company's business.
Systems which are High Risk are those which if uncorrected would cause an interruption of or complete failure to conduct the Company's business. Medium Risks are those which would negatively impact the business but complete cessation could be avoided with some inconvenience. Low Risks are those where the risk to business interruption or cessation are remote. The Company intends that High and Medium Risk items will be remediated or replaced, and Low Risk items will likely not be addressed prior to the Year 2000. As of the end of the third quarter of fiscal 1999, the Company had substantially completed this Phase for both IT Systems and Non-IT Systems. However, the Company continues to review information developed as the result of its overall Y2K effort which could result in additional items being added to its Y2K inventory.

Phase II - Remediation Cost Estimation:
This Phase involves the analysis of each High and Medium Risk to determine how such risks may be remediated and the cost of such remediation. The
Company has substantially completed this Phase for the IT Systems and is approximately 90% complete for the identified Non-IT Business Systems. The Company anticipates that this Phase will be substantially completed during the fourth quarter of fiscal 1999.

Phase III - Remediation:
This Phase includes the replacement or correction of the High and Medium Risk Non-IT Business Systems and IT Systems. A detailed project plan for such remediation has been developed and is currently being implemented. This Phase is substantially complete for the IT Systems and is approximately 70% complete for the Non-IT Business Systems. The Company anticipates that this Phase will be substantially completed during the fourth quarter of fiscal 1999.

Phase IV - Remediation  Testing:
This Phase includes the future date testing of the remediation efforts made in Phase III to confirm that the changes made bring the affected systems into compliance, no new problems have arisen as a result of the remediation, and that new systems which replaced noncompliant systems are Y2K compliant.
This Phase is approximately 50% complete for the IT Systems and 65% complete for the Non-IT Systems. The Company anticipates that this Phase will be completed during the first quarter of fiscal 2000.

Costs to Address Y2K
The costs of the Y2K program are primarily costs associated with the utilization of existing internal resources and incremental external spending. The Company's current estimate of total incremental external spending over the life of its Y2K plan to address those risks identified as High or Medium is approximately $13 million of which approximately $8.5 million had been spent as of June 26, 1999. As the Company's Y2K Plan continues, the actual future incremental spending may prove to be higher. Also, this estimate does not include the costs that could be incurred by the Company if one or more of its significant third party vendors fails to achieve Y2K compliance. The Company is not separately identifying and including in these estimates the Y2K costs incurred that are the result of utilization of the Company's existing internal resources.

Contingency Plans.
Under the guidance and management of the PMO, the Company is in the process of preparing Y2K contingency plans to mitigate the potential impact of various Y2K failures. The Company's contingency plans, which will be based in part on the assessment of the magnitude and probability of potential risks, will primarily focus on proactive steps to prevent Y2K failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair. The Y2K contingency plans will supplement existing disaster recovery and business continuity plans, and are expected to consider measures such as building finished goods and raw material inventories in anticipation of shortages and shipping delays at the beginning of calendar 2000. The Company believes development of its Y2K contingency plans is approximately 15% complete as of the end of the third quarter of fiscal 1999 and expects such plans to be substantially complete during the first quarter of fiscal 2000.

As noted above, the Company believes that it is reasonably possible there will be interruptions in air traffic control, airfreight transportation, customs clearance, telecommunications, and power utilities early in calendar year 2000 that could result in shipping delays of raw material and finished goods and other business interruptions. The Company currently believes it can develop and implement contingency plans to mitigate the effects of a short-term interruption in such services. However, if the Company fails to develop and implement adequate contingency plans, if the interruption in these services last for an extended period of time, or if alternative Y2K compliant services are not readily available at reasonable cost, there could be material adverse effects on the Company's consolidated results of operations and financial position.

Risk Factors
The Company has substantially completed its initial assessment of reasonably likely worst case scenarios of Non-IT Business Systems and/or IT Systems failures and related consequences. Based on current information, the Company believes that the most likely worst case scenario is that it will experience minor malfunctions and failures of its IT Systems and Non-IT Business Systems at the beginning of the Year 2000 that were not previously detected during the Company's inventory and risk assessment and remediation activities. The
Company currently believes these malfunctions and failures will not have a material impact on its consolidated results of operations or financial condition. However, there can be no assurance that the Y2K remediation by the Company or third parties will be properly and timely completed, and the failure to do so could have a material adverse effect on the Company, its business, its consolidated results of operations, and its financial condition.

In particular, the Company believes that a lack of Y2K readiness by its significant third party vendors could cause material interruption in the Company's operations. Completion of third party Y2K assessment may result in the identification of additional issues which could have a material adverse effect on the Company's results of operations. In addition, important factors that could cause results to differ materially include, but are not limited to, the ability of the Company to successfully identify systems and vendors which have a Y2K issue, the nature and amount of remediation effort required to fix the affected systems, the adequacy of such remediation efforts, the production-related contingency plans of competitors with the Company's third party suppliers, and the costs and availability of labor and resources to successfully address the Y2K issues and/or to execute on any required contingency plans.

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

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and long-term debt obligations and related derivative financial instruments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of June 26, 1999, there are no investments with maturities greater than 12 months.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number   Description

3.3      By-Laws of the Company, as amended through May 25, 1999
27       Financial Data Schedule.

(b)      Reports on Form 8-K

The Company filed a current report on Form 8-K dated July 16, 1999, to report under Item 5 (Other Events) that the Company had approved a plan to repurchase up to $500 million of its common stock. The repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                             APPLE COMPUTER, INC.
                                 (Registrant)








                           By: /s/ Fred D. Anderson

                               Fred D. Anderson
             Executive Vice President and Chief Financial Officer
                                 August 6, 1999

INDEX TO EXHIBITS

Exhibit
Index
Number	                 Description                                        Page


3.3        By-Laws of the Company, as amended through May 25, 1999           31
27         Financial Data Schedule.                                          55