Form 10-K
period 1999-09-25
APPLE COMPUTER INC
filed 1999-12-22
CIK 320193

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 25, 1999

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

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $16,599,375,661 as of December 10, 1999, based upon the closing price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

  161,158,987 shares of Common Stock Issued and Outstanding as of December 10,
                                      1999

                                     PART I

THE BUSINESS SECTION AND OTHER PARTS OF THIS ANNUAL REPORT ON FORM 10-K ("FORM 10K") CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SUBSECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION" UNDER PART II, ITEM 7 OF THIS FORM 10-K.

ITEM 1. BUSINESS

GENERAL

Apple Computer, Inc.-Registered Trademark- ("Apple" or the "Company") was incorporated under the laws of the state of California on January 3, 1977. The Company's principal executive offices are located at 1 Infinite Loop, Cupertino, California, 95014, and its telephone number is (408) 996-1010.

The Company designs, manufactures and markets personal computers and related personal computing and communicating solutions for sale primarily to education, creative, consumer, and business customers. Substantially all of the Company's net sales to date have been derived from the sale of personal computers from its Apple Macintosh-Registered Trademark- line of computers and related software and peripherals. The Company manages its business primarily on a geographic basis. The Company's geographic segments include the Americas, Europe, Japan, and Asia Pacific. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan, while the Asia Pacific segment includes Australia and Asia except for Japan. Each geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Part II,
Item 7 of this Form 10-K under the heading "Net Sales," and in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 9, "Segment Information and Geographic Data," which information is hereby incorporated by reference.

During 1998, the Company continued and essentially completed a restructuring plan commenced in 1996 aimed at reducing its cost structure, improving its competitiveness, and restoring sustainable profitability. The Company's restructuring actions included the termination of employees, closure of facilities, and cancellation of contracts. Further information regarding these restructuring actions may be found in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 4, "Special Charges," which information is hereby incorporated by reference.

PRINCIPAL HARDWARE PRODUCTS

Apple Macintosh personal computers were first introduced in 1984, and are characterized by their intuitive ease of use, innovative industrial designs and applications base, and built-in networking, graphics, and multimedia capabilities. The Company offers a wide range of personal computing products, including personal computers, related peripherals, software, and networking and connectivity products. All of the Company's Macintosh products employ PowerPC-Registered Trademark- RISC-based microprocessors.

POWER MACINTOSH-Registered Trademark-

The Power Macintosh line of high-performance personal computers is targeted at business and professional users and is designed to meet the speed, expansion and networking needs of the most demanding Macintosh user. The Company's current line of Power Macintosh systems was introduced in August 1999 and is equipped with PowerPC G4 processors. With the addition of Apple networking software, Power Macintosh systems can be used as workgroup servers.

POWERBOOK-Registered Trademark- G3

The PowerBook G3 family of portable computer products is specifically designed to meet the mobile computing needs of professionals and advanced personal users. Incorporating powerful PowerPC G3 processors, large active-matrix displays, long battery lives, and software designed to enhance mobile computing, the Company's PowerBook G3 family is intended to provide professional desktop performance in a notebook computer.

iMAC-Registered Trademark-

Originally announced in May 1998, the iMac computer is targeted at the education and consumer markets. With an innovative industrial design, easy Internet access, and a powerful PowerPC G3 processor, iMac is suitable for a wide range of education and consumer applications. A completely redesigned iMac was introduced in October 1999 and is available in three models: iMac, iMac DV-Registered Trademark- (Digital Video), and iMac DV Special Edition. Both DV models feature Firewire ports, DVD drives, and the Company's simple-to-use iMovie-TM- digital video editing software.

iBOOK-TM-

The iBook computer, intended to be the "iMac to Go," was introduced in July 1999. Designed specifically for the portable computing needs of education and consumer users, the iBook features a large active-matrix display, long battery life, a PowerPC G3 processor, Internet-ready hardware and software configurations, and built-in antennas for optional AirPort-TM- wireless networking capability.

PERIPHERAL PRODUCTS

The Company sells certain associated computer peripherals, including a range of high quality precision color monitors and AirPort wireless networking base stations and add-in cards. Over the past three years, the Company eliminated all of its Apple-branded printers and significantly reduced the number of its monitor products. The Company also discontinued its MessagePad-Registered Trademark- and eMate-Registered Trademark- product lines. The discontinuance of these peripheral products and portable computing products was part of the overall strategy by the Company to simplify and focus its efforts on those products perceived as critical to the Company's future success.

PRINCIPAL SOFTWARE PRODUCTS

OPERATING SYSTEM SOFTWARE AND APPLICATION SOFTWARE

The Company's operating system software, Mac-Registered Trademark- OS, provides Macintosh computers with an easy, consistent user interface. The current version, Mac OS 9-Registered Trademark-, began shipping in October 1999 and delivers Sherlock-TM- 2, the updated version of the Company's advanced Internet search engine. Mac OS 9 includes over 50 new features, including features for faster and more efficient Internet usage, enhanced system and network security, and auto-updating of Apple software over the Internet. The Company plans to continue to introduce upgrades to Mac OS 9 and later to introduce the client version of a new operating system, Mac OS X. Mac OS X Client is expected to offer advanced functionality based on software technologies of Apple and those in-process technologies of NeXT-Registered Trademark- Software, Inc. (NeXT), which the Company acquired in 1997.

In March 1999, the Company introduced Mac OS X Server, which combines the strength of UNIX-Registered Trademark- and simplicity of the Macintosh. Mac OS X Server is based on the Mach 2.5 microkernel and the BSD-Registered Trademark-
4.4 operating system. It provides performance and stability through full preemptive multitasking, protected memory, and advanced virtual memory. NetBoot is a Mac OS X server feature allowing a network of Macs to be booted and configured from a single server. In March 1999, the Company also introduced Darwin, the Open Source release of the Mac OS X server foundation.

The Company has two primary digital video authoring/editing software titles. Final Cut Pro-TM-, introduced in April 1999, is video authoring software that combines professional-quality video editing, compositing, and special effects in one package. iMovie, introduced in October 1999, makes it easy to create home and classroom movies. iMovie software comes pre-installed on all iMac DV and iMac DV Special Edition models.

The Company also develops and distributes extensions to the Macintosh system software, such as utilities, languages, and developer tools. The Company continues to develop QuickTime-Registered Trademark-, its market-leading cross platform digital media technology. WebObjects-Registered Trademark-, a leading software product in the emerging application server market, is also part of Apple's software portfolio. Targeted at Windows NT-Registered Trademark- and UNIX platforms, future versions will also run on Apple hardware. FileMaker-Registered Trademark- Corporation (formerly
Claris-Registered Trademark- Corporation), a wholly owned subsidiary of the Company, develops, publishes, and distributes database management application software for Mac OS and Windows-based systems. Further, the Company has developed and currently markets AppleWorks-Registered Trademark- 5, formerly ClarisWorks-Registered Trademark-, an integrated suite of software applications that combines word processing, database, spreadsheet, drawing and communications capabilities in a single software package for both Mac OS and Windows.

INTERNET INTEGRATION

Apple's Internet strategy is focused on delivering seamless integration with and access to the Internet throughout the Company's product lines. In addition to Sherlock 2, an easy Internet Setup Assistant is an integral part of Mac OS 9, the current version of the Macintosh operating system.

THIRD PARTY SOFTWARE DEVELOPERS

Over the past two years, particularly since the announcement of the iMac in May 1998, software developers have demonstrated renewed interest in the Macintosh platform. Since iMac was announced, approximately 5,000 new or revised software titles have been announced for the Macintosh platform. Additionally, Microsoft delivered a new version of their productivity software--Office 98:
Macintosh Edition--in early 1998.

The Company previously entered into agreements to license its Mac OS to other personal computer vendors (the Clone Vendors) as part of an effort to increase the installed base for the Macintosh platform. In fiscal 1997, the Company determined the benefits of licensing the Mac OS to the Clone Vendors under these agreements were more than offset by the impact and costs of the licensing program. As a result, the Company discontinued the Mac OS licensing program and acquired certain assets of Power Computing Corporation (PCC), a Clone Vendor, including PCC's license to distribute the Mac OS. The Company does not currently plan general licensing of the Mac OS.

Further information regarding the Company's products may be found in Part II,
Item 7 of this Form 10-K under the subheading "Competition" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

MARKETS AND DISTRIBUTION

The Company's customers are primarily in the education, creative, consumer, and business markets. Certain customers are attracted to Macintosh computers for a variety of reasons, including the reduced amount of training resulting from the Macintosh computer's intuitive ease of use, industrial design features of the Company's hardware products, the ability of Macintosh computers to network and communicate with other computer systems and environments, and the availability of a wide variety of certain user-friendly application software.

Apple personal computers were first introduced to education customers in the late 1970s. In the United States, the Company is one of the major suppliers of personal computers for both elementary and secondary school customers, as well as for college and university customers. The Company is also a supplier to institutions of higher education outside of the United States.

The United States represents the Company's largest geographic marketplace. The United States is part of the Company's Americas operating segment, which has responsibility for the Company's sales, marketing, and support efforts in North and South America. Approximately 45% of the Company's net sales in fiscal 1999 came from its international operations. Final assembly of products sold by the Company is conducted in the Company's manufacturing facilities in California, Singapore, and Cork, Ireland, and by external vendors in Taiwan, Korea, Mexico, and the United Kingdom.

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers, and directly to education institutions for resale (collectively referred to as "resellers"). The Company also sells many of its products in most of its major markets directly to end users through its on-line store. Throughout fiscal 1998, the Company revised its distribution channel model and related policies. As a result, the Company significantly reduced the number of its distributors, authorized resellers, and national retail channel partners, particularly in the United States. The Company also revised its distribution channel policies including decreasing the price protection and stock return privileges of its remaining distributors and resellers.

RAW MATERIALS

Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application-specific integrated circuits (ASICs)) are currently obtained by the Company from single or limited sources. Some other key components (including without limitation DRAM and TFT-LCD flat-panel displays), while currently available to the Company from multiple sources, are at times subject to industry wide availability and pricing pressures. Any availability limitations, interruption in supplies, or price increases relative to these and other components could adversely affect the Company's business and financial results. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers' yields have matured. Components are normally acquired through purchase orders, as is common in the industry, typically covering the Company's requirements for periods from 60 to 120 days. However, the Company continues to evaluate the need for a supply contract in each situation.

If the supply of a key component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipment of completed products to the Company, the Company's ability to ship products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected, depending on the time required to obtain sufficient quantities from the original source or, if possible, to identify and obtain sufficient quantities from an alternative source. In addition to its current suppliers of DRAM and TFT-LCD flat-panel displays, the Company believes the component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon the Company's business and financial position include, at this time: Alpha-Top Corporation, Ambit Microsystems Corporation, ATI Technologies, Inc.,
Canon, Inc., Darfon Electronics Corporation, IBM Corporation, LG Electronics, Matsushita, Motorola, Inc., NatSteel Electronics PTE Ltd., Philips Semiconductors, Quanta Computer, Inc., and Samsung Electronics. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. The Company believes many of its single-source suppliers, including most of the foregoing companies, are reliable multinational corporations. The Company also believes most of these suppliers manufacture the relevant components in multiple plants. The Company further believes its long-standing business relationships with many of these and other key suppliers are strong and mutually beneficial in nature.

The Company has from time to time experienced significant price increases and limited availability of certain components that are available from multiple sources. Any similar occurrences in the future could have an adverse effect on the Company's operating results.

Further discussion relating to availability and supply of components and product may be found in Part II, Item 7 of this Form 10-K under the subheading "Inventory and Supply" included under the heading

"Factors That May Affect Future Results and Financial Condition," and in
Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 8 under the subheading "Concentrations in the Available Sources of Supply of Materials and Product," which information is hereby incorporated by reference.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

The Company currently holds rights to patents and copyrights relating to certain aspects of its computer systems, peripheral systems, and software. In addition, the Company has registered, and/or has applied to register, trademarks in the United States and a number of foreign countries for "Apple-Registered Trademark-", the Apple silhouette logo, the Apple color logo, "Macintosh-Registered Trademark-," and numerous other product trademarks. In 1986, the Company acquired ownership of the trademark "Macintosh" for use in connection with computer products. Although the Company believes the ownership of such patents, trademarks, copyrights, and licenses is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company's products may unknowingly infringe existing patents of others. The Company believes the resolution of any claim of infringements would not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements. The Company has from time to time entered into cross-licensing agreements with other companies.

SEASONAL BUSINESS

Although the Company does not consider its business to be highly seasonal, it has historically experienced increased sales in its first and fourth fiscal quarters, compared to other quarters in its fiscal year, due to seasonal demand related to the beginning of the school year and the holiday season. However, past performance should not be considered a reliable indicator of the Company's future net sales or financial performance.

WARRANTY

The Company offers a limited parts and labor warranty on its hardware products. The warranty period is typically one year from the date of purchase by the end user. The Company also offers a 90-day warranty for Apple software and for Apple service parts used to repair Apple hardware products. In addition, consumers may purchase extended service coverage on most Apple hardware products in all of the Company's major markets.

SIGNIFICANT CUSTOMERS

No customer accounted for more than 10% of the Company's net sales in 1999, 1998, or 1997.

BACKLOG

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following new product introductions because of over ordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, backlog should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance.

COMPETITION

The market for the design, manufacture, and sale of personal computers and related software and peripheral products is highly competitive. It continues to be characterized by rapid technological advances in both hardware and software development, which have substantially increased the capabilities and applications of these products, and has resulted in the frequent introduction of new products. The principal competitive factors in this market are relative price/performance, product quality and reliability, design innovation, availability of software, product features, marketing and distribution capability, service and support, availability of hardware peripherals, and corporate reputation. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows platform. The Company's future operating results and financial condition are substantially dependent on its ability to continue to develop improvements to the Macintosh platform in order to maintain perceived functional and design advantages over competing platforms.

Further discussion relating to the competitive conditions of the personal computing industry and the Company's competitive position in the marketplace may be found in Part II, Item 7 of this Form 10-K under the subheading "Competition," included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

RESEARCH AND DEVELOPMENT

Because the personal computer industry is characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, system software, networking and communications, and the Internet. The Company's research and development expenditures, before charges for in-process research and development, totaled $314 million, $303 million, and $485 million in 1999, 1998, and 1997, respectively. The declines in total expenditures for research and development in 1999 and 1998 as compared to 1997 were principally due to restructuring actions taken by the Company intended to focus the Company's research and development efforts on those projects perceived as critical to the Company's future success.

ENVIRONMENTAL LAWS

Compliance with federal, state, and local laws and foreign laws enacted for the protection of the environment has to date had no material effect upon the Company's capital expenditures, earnings, or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, no assurance can be given such laws, or any future laws enacted for the protection of the environment, will not have a material adverse effect on the Company.

EMPLOYEES

As of September 25, 1999, Apple and its subsidiaries worldwide had 6,960 regular employees, and an additional 2,776 temporary or part-time employees and contractors.

FOREIGN AND DOMESTIC OPERATIONS AND GEOGRAPHIC DATA

Information regarding financial data by geographic segment and the risks associated with international operations is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 9, "Segment Information and Geographic Data," and in Part II, Item 7 of this Form 10-K under the subheading "Global Market Risks," included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Margins on sales of Apple products in foreign countries, and on domestic sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

ITEM 2. PROPERTIES

The Company's headquarters are located in Cupertino, California. The Company has manufacturing facilities in Sacramento, California, Cork, Ireland, and Singapore. As of September 25, 1999, the Company leased approximately 3 million square feet of space, primarily in the United States, and to a lesser extent, in Europe and the Asia Pacific region. Leases are generally for terms of five to ten years, and usually provide renewal options for terms of up to five additional years.

The Company owns its manufacturing facilities in Cork, Ireland, and Singapore, which total approximately 785,000 square feet. The Company also owns a 748,000 square-foot facility in Sacramento, California, which is used as a manufacturing, warehousing and distribution center. The Sacramento facility also houses a customer call center. In addition, the Company owns 930,000 square feet of facilities located in Cupertino, California, used for research and development and corporate functions. Outside the United States, the Company owns additional facilities totaling approximately 347,000 square feet.

The Company believes its existing facilities and equipment are well maintained and in good operating condition. The Company has invested in internal capacity and strategic relationships with outside manufacturing vendors, and therefore believes it has adequate manufacturing capacity for the foreseeable future. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Information regarding critical business operations that are located near major earthquake faults is set forth in Part II, Item 7 of this Form 10-K under the subheading "Other Factors" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 8 under the subheading "Litigation," which information is hereby incorporated by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 25, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS

The Company's common stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol AAPL, on the Tokyo Stock Exchange under the symbol APPLE, and on the Frankfurt Stock Exchange under the symbol APCD. As of December 10, 1999, there were 25,279 shareholders of record.

The Company did not pay cash dividends in either fiscal 1999 or 1998. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

The price range per share of common stock represents the highest and lowest prices for the Company's common stock on the Nasdaq National Market during each quarter.

                                     FOURTH QUARTER   THIRD QUARTER   SECOND QUARTER   FIRST QUARTER
                                     --------------   -------------   --------------   -------------
Fiscal 1999 price range per common
  share............................  $80.13-$42.38    $50.00-$33.44   $47.31-$32.00    $41.31-$28.50

Fiscal 1998 price range per common
  share............................  $43.75-$28.06    $31.63-$24.69   $28.00-$12.75    $24.75-$12.94

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

FIVE FISCAL YEARS ENDED SEPTEMBER 25, 1999           1999       1998       1997       1996       1995
(In millions, except share and per share amounts)  --------   --------   --------   --------   --------
Net sales....................................      $  6,134   $  5,941   $  7,081   $  9,833   $ 11,062
Net income (loss)............................      $    601   $    309   $ (1,045)  $   (816)  $    424
Earnings (loss) per common share:
  Basic......................................      $   4.20   $   2.34   $  (8.29)  $  (6.59)  $   3.50
  Diluted....................................      $   3.61   $   2.10   $  (8.29)  $  (6.59)  $   3.45
Cash dividends declared per common share.....      $     --   $     --   $     --   $   0.12   $   0.48
Shares used in computing earnings (loss) per
  share (in thousands):
  Basic......................................       143,157    131,974    126,062    123,734    121,192
  Diluted....................................       174,164    167,917    126,062    123,734    123,047
Cash, cash equivalents, and short-term
  investments................................      $  3,226   $  2,300   $  1,459   $  1,745   $    952
Total assets.................................      $  5,161   $  4,289   $  4,233   $  5,364   $  6,231
Long-term debt...............................      $    300   $    954   $    951   $    949   $    303
Shareholders' equity.........................      $  3,104   $  1,642   $  1,200   $  2,058   $  2,901

Net gains before taxes resulting from sales of an equity investment of $230 million and $40 million were recognized in 1999 and 1998, respectively. Net charges related to Company restructuring actions of $27 million, $217 million and $179 million were recognized in 1999, 1997, and 1996, respectively. In fiscal 1997, the Company acquired NeXT, resulting in the allocation to in-process research and development of a charge of $375 million for acquired in-process technologies with no alternative future use.

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

RESULTS OF OPERATIONS

The following table sets forth annual results of operations for fiscal years 1999, 1998, and 1997 (in millions, except unit shipment and per share amounts):

                                                   1999         CHANGE         1998         CHANGE         1997
                                                 --------      --------      --------      --------      --------
Net sales......................................   $6,134           3%         $5,941         (16)%       $ 7,081
  Macintosh CPU unit sales (in thousands)......    3,448          25%          2,763          (4)%         2,874
Gross margin...................................   $1,696          15%         $1,479           8%        $ 1,368
  Percentage of net sales......................       28%                         25%                         19%
Research and development.......................   $  314           4%         $  303         (38)%       $   485
  Percentage of net sales......................        5%                          5%                          7%
Selling, general and administrative............   $  996          10%         $  908         (29)%       $ 1,286
  Percentage of net sales......................       16%                         15%                         18%
Special charges:
  In-process research and development..........   $   --                      $    7                     $   375
  Restructuring costs..........................   $   27                      $   --                     $   217
  Termination of license agreement.............   $   --                      $   --                     $    75
Gains from sales of investment.................   $  230                      $   40                     $    --
Interest and other income, net.................   $   87         211%         $   28          12%        $    25
Provision for income taxes.....................   $   75         275%         $   20                     $    --
Net income (loss)..............................   $  601          95%         $  309         130%        $(1,045)
Earnings (loss) per common share:
  Basic........................................   $ 4.20          79%         $ 2.34         128%        $ (8.29)
  Diluted......................................   $ 3.61          72%         $ 2.10         125%        $ (8.29)

The following table sets forth quarterly results of operations for fiscal 1999 and 1998 (in millions, except unit shipment and per share amounts):

                                    YEAR ENDED SEPTEMBER 25, 1999               YEAR ENDED SEPTEMBER 25, 1998
                              -----------------------------------------   -----------------------------------------
                               FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                              QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                              --------   --------   --------   --------   --------   --------   --------   --------
Net sales...................   $1,336     $1,558     $1,530     $1,710     $1,556     $1,402     $1,405     $1,578
  Macintosh CPU unit sales
    (in thousands)..........      772        905        827        944        834        644        650        635
Gross margin................   $  384     $  427     $  403     $  482     $  417     $  360     $  349     $  353
  Gross margin percentage...       29%        27%        26%        28%        27%        26%        25%        22%

Operating expenses..........   $  317     $  323     $  315     $  355     $  308     $  292     $  298     $  313
Special charges.............       18         --          9         --         --          7         --         --
Operating margin............       49        104         79        127        109         61         51         40
  Operating margin
    percentage..............        4%         7%         5%         7%         7%         4%         4%         3%

Gains from sales of
  investment................   $   42     $  101     $   55     $   32         --     $   40         --         --
Interest and other income,
  net.......................   $   34     $   24     $   19     $   10     $    5     $    8     $    8     $    7
Provision for income
  taxes.....................       14         26         18         17          8          8          4         --

Net income..................   $  111     $  203     $  135     $  152     $  106     $  101     $   55     $   47

Earnings per common share:
  Basic.....................   $ 0.69     $ 1.41     $ 0.99     $ 1.12     $ 0.79     $ 0.76     $ 0.42     $ 0.37
  Diluted...................   $ 0.63     $ 1.20     $ 0.84     $ 0.95     $ 0.68     $ 0.65     $ 0.38     $ 0.33

OVERVIEW

During 1999, the Company experienced a 25% rise in Macintosh unit sales. This increase is primarily attributable to the success of iMac, the Company's moderately priced desktop Macintosh system designed for the education and consumer markets. The Company sold approximately 1.8 million iMac units in 1999, an increase of approximately 730,000 units or 68% over unit sales of similar products in 1998. Growth in unit sales was strong in all of the Company's geographic operating segments, particularly in Japan and Asia Pacific due to strong acceptance of iMac in those regions and the general economic improvements experienced in much of Asia during the year. The Company also experienced improved profitability in 1999. Operating income before special charges rose 44% or $118 million to $386 million in 1999 from $268 million in 1998. Contributing to the improvement in operating margin in 1999 was a rise in gross margin as a percentage of net sales to 28% as compared to 25% in 1998. The impact of improved gross margins was partially offset by planned increases in recurring operating expenses during 1999 of 8% to a total of $1.337 billion.

Despite improved unit sales and improved profitability, the Company's net sales rose only 3% in 1999 to $6.134 billion. Growth in net sales was negatively impacted during the year by declines in the average revenue per Macintosh system for both Power Macintosh and iMac systems and by a shift in unit mix towards the lower priced iMac systems. Net sales were also negatively impacted during the fourth quarter of 1999 due to lower than planned deliveries of PowerPC G4 processors from Motorola. The primary focus of the Company during fiscal 2000 remains achieving meaningful year-over-year growth in both unit sales and net sales.

The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Potential risks and uncertainties that could affect the Company's future operating results and financial condition are discussed throughout this Item 7, including the discussion under the heading "Factors That May Affect Future Results and Financial Condition."

NET SALES

Net sales for geographic segments and Macintosh unit sales by geographic segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

                                                      1999      CHANGE         1998      CHANGE         1997
                                                    --------   --------      --------   --------      --------
Americas net sales................................   $3,527        2 %        $3,468       (5)%        $3,668
Europe net sales..................................   $1,317        2 %        $1,295      (16)%        $1,536
Japan net sales...................................   $  858       17 %        $  731      (33)%        $1,098
Asia Pacific net sales............................   $  306        4 %        $  293      (38)%        $  472

Americas Macintosh unit sales.....................    2,021       22 %         1,655        6 %         1,568
Europe Macintosh unit sales.......................      724       23 %           588       (2)%           601
Japan Macintosh unit sales........................      524       35 %           389      (25)%           516
Asia Pacific Macintosh unit sales.................      179       37 %           131      (31)%           189
                                                     ------                   ------                   ------
  Total Macintosh unit sales......................    3,448       25 %         2,763       (4)%         2,874
                                                     ======                   ======                   ======

Power Macintosh unit sales........................    1,296        2 %         1,266       29 %           981
PowerBook unit sales..............................      344      (19)%           427        2 %           417
iMac unit sales(a)................................    1,802       68 %         1,070      (28)%         1,476
iBook unit sales..................................        6       --              --       --              --
                                                     ------                   ------                   ------
  Total Macintosh unit sales......................    3,448       25 %         2,763       (4)%         2,874
                                                     ======                   ======                   ======

------------------------

(a) Unit sales figures for iMac in 1998 and 1997 include sales of the Company's previous consumer and education oriented Macintosh products.

Net sales increased $193 million or 3% to $6.134 billion in 1999 compared to 1998. The primary source of this growth was an overall 25% increase in Macintosh unit sales, which was reflective of strong unit growth in all of the Company's geographic operating segments. Offsetting the rise in unit shipments was a decline in the average revenue per Macintosh system, a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales, which fell 17% to $1,739 from $2,095 in 1998. The decline during 1999 in the average revenue per Macintosh system is attributable to lower pricing for both iMac and Power Macintosh products, which reflects the continuing overall industry trend towards lower pricing. The decline is also attributable to the shift in the Company's unit mix toward lower-priced consumer products such that iMac units and comparable products comprised 52% of total Macintosh unit sales in 1999 versus 39% in 1998.

Net sales declined sequentially during the fourth quarter of 1999 compared to the third quarter by $222 million or 14%, and declined $220 million or 14% compared to the same period in 1998. Similarly, Macintosh unit sales declined 15% and 7% during the fourth quarter of 1999 compared to the third quarter of 1999 and the same period in 1998, respectively. The primary causes for these declines in both net sales and unit sales were lower than planned deliveries of PowerPC G4 processors from Motorola and production interruptions at vendors supplying PowerBooks and iBooks experienced during the last week of the fourth quarter of 1999 as a result of the earthquake in Taiwan on September 20, 1999. The shortage of G4 processors reduced net sales by approximately $200 million during the fourth quarter of 1999.

Net sales decreased $1.140 billion, or 16%, to $5.941 billion in 1998 compared to 1997. The decline during 1998 in net sales is attributable to several factors. The Company experienced a $454 million decrease in net sales of peripheral products during 1998 compared to 1997 principally due to the discontinuance by the

Company of certain imaging and display products. The average revenue per Macintosh system fell 11% during 1998 as compared to 1997 from $2,375 to $2,095, reflecting the effect of aggressive pricing of the Company's Power Macintosh G3 systems introduced in the first quarter of fiscal 1998, the decline in net sales from the phase out of certain peripheral products, the overall industry trend toward lower priced products, and the Company's reentry during the fourth quarter of 1998 into the lower-priced consumer market. Lastly, overall Macintosh CPU unit sales for 1998 declined approximately 4% from 1997. International net sales were particularly affected by these factors and by the economic conditions existing in Asia during 1998.

SEGMENT OPERATING PERFORMANCE

The Company manages its business primarily on a geographic basis. The Company's geographic segments include the Americas, Europe, Japan, and Asia Pacific. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan, while the Asia Pacific segment includes Australia and Asia except for Japan. Each geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 9, "Segment Information and Geographic Data," which information is hereby incorporated by reference.

AMERICAS

Net sales in the Americas segment increased 2% to $3.527 billion during 1999 as compared to 1998, while Macintosh unit sales increased 22%. This followed a 5% decline in net sales in the Americas between 1998 and 1997. During 1999, the Americas segment represented approximately 57% and 59% of the Company's total net sales and total Macintosh unit sales, respectively. The results experienced by this segment in 1999 reflect the overall trends experienced by the Company of growing Macintosh unit sales offset by declines in the average revenue per Macintosh system.

EUROPE

Net sales in the Europe segment increased 2% to $1.317 billion during 1999 as compared to 1998, while Macintosh unit sales increased 23%. This followed a 16% decline in net sales in the Europe segment between 1998 and 1997. Like the Americas segment, Europe's results in 1999 as compared to 1998 are indicative of strong growth in Macintosh unit sales offset by declines in the average revenue per Macintosh system.

JAPAN AND ASIA PACIFIC

Macintosh unit sales and net sales in Asia, particularly in Japan, recovered during 1999 from the declines experienced in 1998. Net sales in the Japan segment increased 17% or $127 million to a total of $858 million in 1999 as compared to 1998. Macintosh unit sales in Japan increased 35% during 1999 compared to 1998 while Macintosh unit sales in the Asia Pacific segment increased 37%. The increases in net sales and Macintosh unit sales in both Japan and Asia Pacific are the result of strong iMac sales experienced by these operating segments, strong growth in Japanese consumer sales, and the general economic recovery experienced in the region.

BACKLOG

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following new product introductions because of overordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, backlog should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance. Further information regarding the Company's backlog may be found below under the subheading "Product Introductions and Transitions" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

GROSS MARGIN

Gross margin increased as a percentage of net sales during 1999 to 28% as compared to 25% in 1998. This increase was primarily attributable to declines in the cost of various components of the Company's products, improvements in manufacturing efficiencies brought about by selective outsourcing of final assembly of certain of the Company's products, improved design of products leading to lower manufacturing and warranty costs, and relatively stable pricing of the Company's products over the last six months of 1999. During 1999, the Company was also able to fully realize the benefits of actions taken primarily in 1998 and 1997 that led to improved inventory management and a more efficient distribution model for its products. These improvements are discussed below.

Gross margin increased as a percentage of net sales during 1998 to 25% compared to 19% in 1997. This increase was primarily the result of a shift in revenue mix toward the Company's higher margin Power Macintosh G3 systems and newer PowerBook G3 systems, the low volume of lower margin consumer products shipped during the first three quarters of 1998, and the declining cost of various components of the Company's products, particularly those sourced from Asia. Improvements in the Company's inventory management also contributed to the increase in gross margins. During 1998, the Company simplified its product line, moving from approximately 15 separate individual products to three main product families. Further, the Company attempted to use as many industry standard parts in its newer products as possible, expanded the use of supplier hubs at manufacturing sites, and outsourced the manufacture of printed circuit boards and some systems assembly. These changes have allowed the Company to more accurately forecast demand, reduce inventory carrying levels and related costs, lessen the financial exposure resulting from inventory obsolescence and excess inventory levels, and reduce the component cost of obtaining certain standardized parts. The Company also made changes to its distribution model during 1998 and 1997 that contributed to the increase in gross margins in 1998. The Company significantly reduced the number of locations where it stages finished goods, generally holding inventory on a regional basis rather than in each country. Also, the Company significantly reduced the number of its distributors, authorized resellers, and national retail channel partners, particularly in the United States. These changes allowed the Company to reduce inventory and related financial exposures and reduced the inventory and related financial exposure associated with inventory held in the Company's distribution channels. The Company has also revised its distribution channel policies by decreasing the price protection and stock return privileges of its distributors and resellers.

The Company anticipates that as lower priced consumer products become a larger share of net sales and the overall industry trend toward lower-priced products continues, gross margins will decline during fiscal 2000. The foregoing statement is forward-looking. The Company's actual results could differ because of several factors, including those set forth in the following paragraph and below in the subsection entitled "Factors That May Affect Future Results and Financial Condition."

There can be no assurance targeted gross margin levels will be achieved or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

RESEARCH AND DEVELOPMENT

The Company recognizes focused investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company's core business strategy. Expenditures on research and development increased 4% or $11 million to $314 million in 1999 as compared to 1998. This followed a $182 million or 38% decline in 1998 as compared to 1997. The overall decline in spending on research and development over the last two years is principally due to restructuring actions taken in 1996, 1997, and 1998 intended to focus the Company's research and development efforts on those projects perceived as critical to the Company's future success. These restructuring actions led to significant reductions in research and development related headcount and the cancellation of many research and development projects.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenditures increased 10% to $996 million in 1999 as compared to 1998 and increased to 16% of net sales in 1999 from 15% in 1998. These increases are primarily the result of increased spending on marketing and promotional activities throughout 1999 and a 12% increase in combined sales, marketing, and general and administrative headcount from the end of 1998 to the end of 1999.

Selling, general, and administrative expenditures declined $378 million or 29% in 1998 compared to 1997 and declined to 15% of net sales in 1998 from 18% of net sales in 1997. These decreases were primarily the result of restructuring actions taken in 1996, 1997, and 1998, which resulted in reductions in headcount, closing of facilities, and write-down and disposal of operating assets during 1996, 1997, and 1998. Additionally, changes during 1998 in the Company's distribution channel policies and business model, including contraction and focus of the Company's product line and simplification of the Company's internal and external distribution channels, led to a reduction in selling expenses during 1998.

SPECIAL CHARGES

1996 AND 1997 RESTRUCTURING ACTIONS

In the second quarter of 1996, the Company announced and began to implement a restructuring plan designed to reduce costs and return the Company to profitability. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a charge during 1996 of $179 million. During 1997, the Company announced and began to implement supplemental restructuring actions to meet the foregoing objectives of the plan. The Company recognized a $217 million charge during 1997 for the estimated incremental costs of those actions. All material restructuring actions contemplated under the plan were essentially complete at the end of fiscal 1998. The combined 1996 and 1997 restructuring actions consisted of terminating approximately 4,200 full-time employees; canceling or vacating certain facility leases as a result of those employee terminations; writing down certain land, buildings, and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts for projects and technologies that were not critical to the Company's core business strategy. The restructuring actions under the plan resulted in cash expenditures of $293 million and noncash asset write-downs of $95 million from the second quarter of 1996 through September 25, 1999. Of the combined 1996 and 1997 restructuring charges of $396 million, approximately $3 million was determined to be excess during the fourth quarter of 1999. The remaining balance of $5 million as of September 25, 1999, in accrued restructuring costs for the 1996 and 1997 restructuring actions is comprised of payments over the next two years on leases and contracts that had been terminated prior to fiscal 1999. The Company expects the remaining accrual will result in cash expenditures of $5 million over the next two years.

1999 RESTRUCTURING ACTIONS

During the fourth quarter of 1999, the Company initiated restructuring actions resulting in a charge to operations of $21 million. The net restructuring charge of $18 million recognized during the fourth quarter of 1999 reflects the $3 million of excess reserves related to the 1996 and 1997 restructuring actions. The total cost of these actions of $21 million is comprised of $11 million for contract cancellation charges associated with the closure of the Company's outsourced data center and $10 million for contract cancellation charges related to supply and development agreements previously discontinued. The Company expects these actions to result in cash expenditures of $21 million over the next year.

During the second quarter of 1999, the Company took certain actions to improve the flexibility and efficiency of its manufacturing operations by moving final assembly of certain of its products to third-party manufacturers. These restructuring actions resulted in the Company recognizing a charge to operations of approximately $9 million during the second quarter of 1999, which was comprised of $6 million for severance benefits to be paid to employees involuntarily terminated, $2 million for the write-down of operating assets to be disposed of, and $1 million for payments on canceled contracts. These actions resulted in the termination of approximately 580 employees and are substantially complete as of September 25, 1999.

IN-PROCESS RESEARCH AND DEVELOPMENT

In May 1998, the Company acquired certain technology that was under development and had no alternative future use. The acquisition resulted in the recognition of $7 million of purchased in-process research and development, which was charged to operations upon acquisition.

In February 1997, the Company acquired all of the outstanding shares of NeXT Software, Inc. (NeXT). NeXT had developed, marketed, and supported software enabling customers to implement business applications on the Internet/World Wide Web, intranets and enterprise-wide client/server networks. Of the total purchase price of $427 million, $375 million was allocated to purchased in-process research and development and $52 million was allocated to goodwill and other intangible assets. The purchased in-process research and development was charged to operations upon acquisition, and the goodwill and other intangible assets are being amortized on a straight-line basis over two to three years.

TERMINATION OF LICENSE AGREEMENT

In August 1997, the Company agreed to acquire certain assets of Power Computing Corporation (PCC), a licensed distributor of the Mac OS operating system, including PCC's customer database and its license to distribute the Mac OS. The agreement with PCC also included a release of claims between the parties. On January 28, 1998, the Company completed its acquisition of certain assets from PCC. The total purchase price was approximately $110 million, of which $75 million was expensed in the fourth quarter of 1997 as "termination of license agreement" and $35 million was recorded as goodwill in the second quarter of 1998. The goodwill is being amortized over three years.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income and expense (net) increased $59 million or 211% to $87 million during 1999 as compared to 1998. This increase is attributable to two primary factors. First, the Company's cash, cash equivalents, and short-term investments increased $926 million or 40% during 1999 resulting in an increase in interest income during 1999 of $44 million. Second, interest expense declined $15 million during 1999, primarily as a result of the conversion of approximately $661 million of the Company's convertible subordinated notes to common stock during the third quarter of 1999. During 1998, the Company experienced a $27 million increase in interest income net of interest expense, the result of higher cash and investment balances and lower average short-term borrowings, offset by decreased foreign exchange gains and increased other expense.

GAINS FROM SALES OF INVESTMENT

As of September 26, 1997, the Company owned 42.3% of the outstanding stock of ARM Holdings plc (ARM), a privately held company in the United Kingdom involved in the design of high performance microprocessors and related technology. The Company had accounted for this investment using the equity method through September 25, 1998. On April 17, 1998, ARM completed an initial public offering of its stock on the London Stock Exchange and the NASDAQ National Market. The Company sold 18.9% of its shares in the offering for a gain before foreign taxes of approximately $24 million, which was recognized as other income. Foreign tax recognized on this gain was approximately $7 million.

At the time an equity method investee sells existing or newly issued common stock to unrelated parties in excess of its book value, the equity method requires the net book value of the investment be adjusted to reflect the investor's share of the change in the investee's shareholders' equity resulting from the sale. It is the Company's policy to record an adjustment reflecting its share of the change in the investee's shareholders' equity resulting from such a sale as a gain or loss in other income. Consequently, the Company also recognized in the third quarter of 1998 other income of approximately
$16 million to reflect its remaining 25.9% ownership interest in the increased net book value of ARM following its initial public offering. As of September 25, 1998, the carrying value of the Company's investment in ARM carried in other assets in the consolidated balance sheet was approximately
$22 million. On October 14, 1998, the Company sold 11.6 million shares (split adjusted) of ARM stock. As a result of this sale, the Company's ownership interest in ARM fell to 19.7%. Consequently, beginning in the first quarter of fiscal 1999, the Company ceased accounting for its remaining investment in ARM using the equity method and categorized its remaining shares as available-for-sale requiring the shares be carried at fair value, with unrealized gains and losses net of taxes reported as a component of accumulated other comprehensive income.

During fiscal 1999, the Company sold approximately 32.6 million shares (split adjusted) of ARM stock for net proceeds of approximately $245 million, recorded a gain before taxes of approximately $230 million, and recognized related income tax of approximately $25 million. As of September 25, 1999, the Company's remaining 16 million shares of ARM stock are valued at $226 million. The fair value of the Company's investment in ARM is reflected in other assets as of September 25, 1999, with an offsetting amount net of $84 million of related deferred income taxes recognized in accumulated other comprehensive income.

PROVISION (BENEFIT) FOR INCOME TAXES

As of September 25, 1999, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $613 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. As of September 25, 1999, a valuation allowance of $60 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates to the operating loss carryforwards acquired from NeXT and to tax benefits in certain foreign jurisdictions. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The Company's effective tax rate for fiscal 1999 was 11% compared to the higher statutory rate due primarily to the reversal of a portion of the previously established valuation allowance and certain undistributed foreign earnings for which no U.S. taxes were provided.

The Internal Revenue Service (IRS) has proposed federal income tax deficiencies for the years 1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies by filing petitions with the United States Tax Court, and most of the issues in dispute have now been resolved. On June 30, 1997, the IRS proposed income tax adjustments for the years 1992 through 1994. Although most of the issues for these years have been resolved, certain issues still remain in dispute and are being contested by the Company. Management believes adequate provision has been made for any adjustments that may result from tax examinations.

The Company anticipates its effective tax rate for fiscal 2000 will be approximately 25%. The foregoing statement is forward-looking. The Company's actual results could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, the actual future tax rate will be significantly impacted by the amount of and jurisdiction in which the Company's foreign profits are earned.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics for each of the last three fiscal years (dollars in millions):

                                                                1999       1998       1997
                                                              --------   --------   --------
Cash, cash equivalents, and short-term investments..........   $3,226     $2,300     $1,459
Accounts receivable, net....................................   $  681     $  955     $1,035
Inventory...................................................   $   20     $   78     $  437
Working capital.............................................   $2,736     $2,178     $1,606
Days sales in accounts receivable(a)........................       46         56         58
Days of supply in inventory(b)..............................        2          6         31
Operating cash flow.........................................   $  798     $  775     $  154

------------------------

(a) Based on ending net trade receivables and most recent quarterly net sales for each period.

(b) Based on ending inventory and most recent quarterly cost of sales for each period.

As of September 25, 1999, the Company had $3.226 billion in cash, cash equivalents, and short-term investments, an increase of $926 million or 40% over the same balances at the end of fiscal 1998. During fiscal 1999, the Company's primary source of cash was $798 million in cash flows from operating activities. Cash generated by operations was primarily from net income, declines in accounts receivables and inventory resulting from improved asset management, and an increase in accounts payable. The Company's cash and cash equivalent balances as of September 25, 1999 and 1998, include $4 million and $56 million, respectively, pledged as collateral to support letters of credit.

In addition to the net purchase of short-term investments of $1.081 billion, net cash used by investing activities included $112 million for the purchase of investments in Samsung and Akamai discussed below and $47 million for the purchase of fixed assets. These uses of cash were partially offset by proceeds from the sale of ARM stock of $245 million and proceeds from the sale of equipment of $23 million. The Company expects the level of capital expenditures in 2000 will increase moderately from 1999.

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. As of September 25, 1999, the Company had repurchased a total of 1.25 million shares of its common stock at a cost of $75 million.

On November 18, 1999, the Company entered into a $100 million revolving credit agreement with Bank of America. Loans under the agreement pay interest at LIBOR plus 1%, and the Company is required to pay a commitment fee of 0.2% of the unused portion of the credit facility. No advances have been made against this credit facility. This revolving credit agreement is intended to provide the Company with an additional source of liquidity and to provide additional support to the Company's capital position in the event of short-term liquidity disturbances in worldwide financial markets associated with the Year 2000 crossover.

The Company believes its balances of cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements over the next twelve months, including any cash utilized by its stock repurchase plan. However, given the Company's current non-investment grade debt ratings, if the Company should need to obtain short-term borrowings, there can no assurance such borrowings could be obtained at favorable rates. The inability to obtain such borrowings at favorable rates could materially adversely affect the Company's results of operations, financial condition, and liquidity.

OTHER LONG-TERM INVESTMENTS

As discussed above, the Company has categorized its shares in ARM as available-for-sale requiring the shares be carried at fair value, with unrealized gains and losses net of taxes reported as a component of accumulated other comprehensive income. As of September 25, 1999, the Company held
16 million shares of ARM stock valued at $226 million. During the first quarter of fiscal 2000 through December 17, 1999, the Company sold an additional
5.1 million shares of ARM stock for net proceeds of approximately $136 million and gains before taxes of approximately $134 million. As of December 17, 1999, the Company holds 10.9 million shares of ARM stock valued at approximately
$690 million.

During the fourth quarter of 1999, the Company invested $100 million in Samsung Electronics Co., Ltd (Samsung) to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment, in the form of three year unsecured bonds, is convertible into approximately 550,000 shares of Samsung common stock beginning in June 2000. The bonds carry an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity.

In June 1999, the Company invested $12.5 million in Akamai Technologies, Inc. (Akamai), a global Internet content delivery service. The investment was in the form of convertible preferred stock that converted into 4.1 million shares of Akamai common stock (adjusted for subsequent stock splits) at the time of Akamai's initial public offering in October 1999. The Company is restricted from selling more than 25% of its shares within one year after the date of the closing of a public offering of Akamai's stock. Beginning in the first quarter of fiscal 2000, the Company has categorized its shares in Akamai as available-for-sale requiring they be carried at fair value with unrealized gains and losses net of taxes reported as a component of accumulated other comprehensive income. As of December 17, 1999, the fair value of the Company's investment in Akamai was approximately $1.2 billion. Because Akamai is a newly public company and its stock price has experienced significant volatility, the fair value of the Company's investment in Akamai may fluctuate significantly in the future.

YEAR 2000 COMPLIANCE

THE INFORMATION PRESENTED BELOW RELATED TO YEAR 2000 (Y2K) COMPLIANCE CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-K REGARDING Y2K COMPLIANCE.

YEAR 2000

The Year 2000 (Y2K) issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four to define a year. For example, the clock circuit in the hardware may be incapable of holding a date beyond the year 1999; some operating systems may recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have a material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

Y2K PLAN

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

The PMO developed and manages the Company's worldwide Y2K strategic plan (Y2K
Plan) to address the potential impact of Y2K on the Company's operations and business processes. In particular, the Y2K Plan addresses four principal areas that may be impacted by the Y2K issue: Apple Branded Products; Third Party Relationships; Non-IT Business Systems; and IT Systems. With respect to the IT Systems and Non-IT Business Systems, the Y2K Plan consists of four separate but overlapping phases: Phase I--Inventory and Risk Assessment; Phase II--Remediation Cost Estimation; Phase III--Remediation; and Phase
IV--Remediation Testing. In addition, the Company has an ongoing Y2K Awareness Program designed to keep employees informed about Y2K issues. The discussion below reflects management's estimate of the current status of the four principal areas of the Company's Y2K Plan. Regardless of the current status, all areas of the Y2K Plan remain under review and subject to modification as deemed necessary throughout the remainder of calendar 1999 through the date rollover and into January 2000.

APPLE BRANDED PRODUCTS

The Company designs and manufactures personal computers, related peripherals, operating system software and application software, including Macintosh personal computers and the Mac OS, which are marketed under the "Apple" brand (collectively "Apple Branded Products"). The Company tested certain Apple Branded Products to determine Y2K compliance, although such testing did not include third party products bundled with Apple Branded Products and certain Apple Branded Products no longer distributed and/or supported by the Company. For purposes of this discussion, Y2K compliant means a product will not produce errors processing date data in connection with the year change from December 31, 1999, to January 1, 2000, when used with accurate date data in accordance with its documentation, provided all other products (including other software, firmware and hardware) used with it properly exchange date data with it. A Y2K compliant product will recognize the Year 2000 as a leap year. Information about testing and Y2K compliance of Apple Branded Products is available on the Apple corporate web site under the heading "Year 2000 Readiness Disclosure", at www.apple.com/about/year/. Such information, which is updated on an ongoing basis, is not to be considered part of this annual report. Because the Company does not control the design of non-Apple Branded Products or third party products that are bundled with Apple Branded Products, it cannot assure such products are Y2K compliant.

Some Apple Branded Products installed at customer sites may require upgrades or other remediation. While the Company believes its customers are responsible for the Y2K readiness of their IT and business environments, the Company has taken steps to assist customers in achieving their readiness goals. Apple is issuing software updates (at no additional charge) for most, but not all, known issues in certain Apple Branded Products.

THIRD PARTY RELATIONSHIPS

The Company's business operations are heavily dependent on third party corporate service vendors, materials suppliers, outsourced operations partners, distributors and others. The Company is working with key external parties to identify and attempt to mitigate the potential risks to it of Y2K. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to the Company. As part of its Y2K Plan and to establish the state of readiness of certain third parties, the Company is actively communicating on an ongoing basis with certain third parties whose lack of Y2K compliance would present a high degree of risk to the Company. Based on information obtained from various sources, the Company believes it is reasonably possible there will be interruptions around the world in critical services such as air traffic control, airfreight transportation, customs clearance, telecommunications, and power utilities early in calendar year 2000 that could result in shipping delays of raw material and finished goods. The Company also believes it is reasonably possible that worldwide financial markets could exhibit unusual short-term volatility and liquidity disturbances at the end of calendar 1999 and at the beginning of calendar 2000. Such events could result in material adverse effects on the Company's results of operations and financial position. See further discussion regarding this issue below under the heading "Contingency Plans." The Company has substantially completed its review of certain third parties as of the end of the fourth quarter of fiscal 1999. Although numerous third parties have advised the Company they are addressing their Y2K issues, the readiness of third parties overall varies widely. Because the Company's Y2K compliance is dependent on the timely Y2K compliance of third parties, there can be no assurances the Company's efforts alone will resolve all Y2K issues. The Company continues to communicate with and monitor the compliance efforts of key third parties. The Company will continue these efforts with key third parties through the date rollover and into January 2000.

IT SYSTEMS AND NON-IT BUSINESS SYSTEMS

Phase I--Inventory and Risk Assessment:

This Phase requires an inventory and assessment of the Non-IT Business Systems used by the Company, including systems with embedded technology, building access systems, and health and safety systems. This Phase also includes inventory and assessment of IT Systems used by the Company, including large IS&T systems, desktop hardware and software, and network hardware and software. Each system is evaluated and the business risk is quantified as being High, Medium or Low Risk to the Company's business. Systems that are High Risk are those, which if uncorrected, would cause an interruption of or complete failure to conduct the Company's business. Medium Risks are those that would negatively impact the business but complete cessation could be avoided with some inconvenience. Low Risks are those where the risk to business interruption or cessation are remote. The Company intends that High and Medium Risk items will be remediated or replaced, and Low Risk items will likely not be addressed prior to the Year 2000. The status of the Company's remediation efforts is discussed below. The Company had substantially completed the Inventory and Risk Assessment Phase for both IT Systems and Non-IT Systems by the end of the third quarter of fiscal 1999. However, the Company has and will continue to review information developed as the result of its Y2K Plan, which could result in additional items being added to its Y2K inventory.

Phase II--Remediation Cost Estimation:

This Phase involves the analysis of each High and Medium Risk to determine how such risks may be remediated and the cost of such remediation. The Company has substantially completed this Phase for both IT and Non-IT Business Systems.

Phase III--Remediation:

This Phase includes the replacement or correction of the High and Medium Risk Non-IT Business Systems and IT Systems. The Company substantially completed this Phase for both IT and Non-IT Business Systems during the fourth quarter of fiscal 1999.

Phase IV--Remediation Testing:

This Phase includes the future date testing of the remediation efforts made in Phase III to confirm that the changes made bring the affected systems into compliance, no new problems have arisen as a result of the remediation, and new systems that replaced noncompliant systems are Y2K compliant. The Company substantially completed this Phase for both IT and Non-IT Business Systems during the first quarter of fiscal 2000.

COSTS TO ADDRESS Y2K

The costs of the Y2K program are primarily costs associated with the utilization of existing internal resources and incremental external spending. The Company's current estimate of total incremental external spending over the life of its Y2K plan to address those risks identified as High or Medium is approximately
$10 million of which approximately $9 million had been spent as of September 25, 1999. As the Company's Y2K Plan continues, the actual future incremental spending may prove to be higher. Also, this estimate does not include the costs that could be incurred by the Company if one or more of its significant third party vendors fails to achieve Y2K compliance. The Company is not separately identifying and including in these estimates the Y2K costs incurred that are the result of utilization of the Company's existing internal resources.

CONTINGENCY PLANS

Under the guidance and management of the PMO, the Company is in the final stages of developing, implementing, and testing Y2K contingency plans for critical business operations. The Company's contingency plans, which are based in part on the assessment of the magnitude and probability of potential risks, primarily focus on proactive steps to prevent Y2K failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their remediation. The Y2K contingency plans will supplement existing disaster recovery and business continuity plans.

As part of its contingency plans, the Company has developed a global Incident Management Team (IMT) to identify, escalate, and mitigate the potential impact of various Y2K failures. The IMT is comprised of personnel from the PMO as well as key areas of the Company's operations. The IMT will begin to monitor the date rollover commencing with Sydney, Australia and will "follow the sun" through the time change in the Pacific Standard Time zone. The Company's contingency planning efforts were approximately 85% complete at the end of the fourth quarter of fiscal 1999 and are expected to be substantially completed during the first quarter of fiscal 2000.

The Company believes it is reasonably possible there will be interruptions in air traffic control, airfreight transportation, customs clearance, telecommunications, and power utilities early in calendar year 2000 that could result in shipping delays of raw material and finished goods and other business interruptions. The Company has developed and implemented contingency plans to mitigate the effects of a short-term interruption in such services. However, if the interruption in these services last for an extended period of time, or if alternative Y2K compliant services are not readily available at reasonable cost, there could be material adverse effects on the Company's results of operations and financial position.

The Company also believes it is reasonably possible worldwide financial markets could exhibit unusual short-term volatility and liquidity disturbances at the end of calendar 1999 and at the beginning of calendar 2000. The Company has developed and implemented contingency plans to mitigate some of the potential short-term effects of such disturbances. However, if these disturbances in the financial markets last for an extended period of time, or if alternative mitigating actions are not readily available at reasonable cost, there could be material adverse effects on the Company's results of operations and financial position.

RISK FACTORS ASSOCIATED WITH Y2K ISSUES

The Company has substantially completed its initial assessment of reasonably likely worst case scenarios of Non-IT Business Systems and/or IT Systems failures and related consequences. Based on current information, the Company believes the most likely worst case scenario is it will experience minor malfunctions and failures of its IT Systems and Non-IT Business Systems at the beginning of the Year 2000 not previously detected during the Company's inventory and risk assessment and remediation activities. The Company currently believes these malfunctions and failures will not have a material impact on its results of operations or financial condition. However, there can be no assurance the Y2K remediation by the Company or third parties will be properly and timely completed, and the failure to do so could have a material adverse effect on the Company, its business, its results of operations, and its financial condition.

In particular, the Company believes a lack of Y2K readiness by its significant third party vendors could cause material interruptions in the Company's operations. The identification of additional issues with respect to the Y2K compliance of key third parties could have a material adverse effect on the Company's results of operations. In addition, important factors that could cause results to differ materially include, but are not limited to, the ability of the Company to successfully identify systems and vendors that have a Y2K issue, the nature and amount of remediation effort required to fix the affected systems, the adequacy of such remediation efforts, the production-related contingency plans of competitors with the Company's third party suppliers, and the costs and availability of labor and resources to successfully address the Y2K issues and/or to execute on any required contingency plans.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

COMPETITION

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by industry wide pricing pressures and downward pressures on gross margins. The industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards. Several competitors of the Company have either targeted or announced their intention to target certain of the Company's key market segments, including consumer, education and publishing. Additionally, several of the Company's competitors have introduced or announced plans to introduce products that mimic many of the unique design and technical features of the Company's products. Many of the Company's competitors have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company. Additionally, the Company's future operating results and financial condition may be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

The Company is currently the only maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers utilizing Microsoft Windows operating systems. The Company believes the innovative industrial design of its products, the unique set of features its products currently provide, the perceived advantages of the Mac OS over Windows, and the general reluctance of the Macintosh installed base to incur the costs of switching platforms, have been driving forces behind sales of the Company's personal computer hardware in recent years. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of the recent innovations in the Windows platform. The Company's future operating results and financial condition are substantially dependent on its ability to continue to develop improvements to the Macintosh platform in order to maintain perceived design and functional advantages over competing platforms.

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

The Company plans to continue to introduce upgrades to the current Mac OS, Mac OS 9, and later introduce a new operating system, Mac OS X Client, which is expected to offer advanced functionality based on Apple and NeXT software technologies. It is uncertain whether Mac OS X will gain developer support and market acceptance. Inability to successfully develop and make timely delivery of a substantially backward-compatible Mac OS X or of planned enhancements to the current Mac OS, or to gain developer support and market acceptance for those operating systems, may have an adverse impact on the Company's operating results and financial condition.

INVENTORY AND SUPPLY

The Company records a write-down for inventories of components and products that have become obsolete or are in excess of anticipated demand and accrues for any cancellation fees of orders for inventories that have been canceled. Although the Company believes its inventory and related provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the computer industry, no assurance can be given the Company will not incur additional inventory and related charges. In addition, such charges have had, and may again have, a material effect on the Company's financial position and results of operations.

The Company must order components for its products and build inventory in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. The Company's operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Many of the Company's products are manufactured in whole or in part by third-party manufacturers. In addition, the Company has outsourced much of its transportation and logistics management. While outsourcing arrangements may lower the fixed cost of operations, they also reduce the Company's direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company remains at least initially responsible to the ultimate consumer for warranty service. Accordingly, in the event of product defects or warranty liability, the Company may remain primarily liable. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company's future operating results and financial condition.

Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application specific integrated circuits ("ASICs")) are currently obtained by the Company from single or limited sources. Some other key components (including without limitation DRAM and TFT-LCD flat-panel displays), while currently available to the Company from multiple sources, are at times subject to industry wide availability and pricing pressures. If the supply of a key component were to be delayed or constrained, the Company's business and financial performance could be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or, if possible, to identify and obtain sufficient quantities from an alternate source. The Company and other producers in the personal computer industry also compete for other semiconductor products with other industries that have experienced increased demand for such products, due to either increased consumer demand or increased use of semiconductors in their products (such as the cellular phone and automotive industries). Finally, the Company uses some components that are not common to the rest of the personal computer industry (including certain microprocessors and ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of components other than those customized to meet the Company's requirements. Such product supply constraints and corresponding increased costs could decrease the Company's net sales and adversely affect the Company's operating results and financial condition.

The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC-based microprocessor for the Company's Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company's competitors by Intel Corporation, and other developers and producers of microprocessors used by personal computers using the Windows operating systems.

Further discussion relating to availability and supply of components and product may be found in Part I, Item 1 of this Form 10-K under the heading "Raw Materials," and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 8 under the subheading "Concentrations in the Available Sources of Supply of Materials and Product," which information is hereby incorporated by reference.

MARKETING AND DISTRIBUTION

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers, and directly to education institutions for resale (collectively referred to as "resellers"). In addition, the Company also sells many of its products in most of its major markets directly to end users through its on-line store. Many of the Company's significant resellers operate on narrow product margins. Most such resellers also distribute products from competing manufacturers. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakened, if resellers within consumer channels were to cease distribution of the Company's products, or if uncertainty regarding demand for the Company's products causes resellers to reduce their ordering and marketing of the Company's products.

Further information regarding risks associated with Marketing and Distribution may be found in Part I, Item 1 of this Form 10-K under the heading "Markets and Distribution," which information is hereby incorporated by reference.

GLOBAL MARKET RISKS

A large portion of the Company's revenue is derived from its international operations. As a result, the Company's operating results and financial condition could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased.

Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. These weaknesses have adversely affected and may continue to adversely affect consumer demand for the Company's products, the U.S. dollar value of the Company's foreign currency denominated sales, the availability and cost of product components to the Company, and consequently the Company's results of operations.

Further information related to the Company's global market risks may be found in
Part II, Item 7A of this Form 10-K under the subheading "Foreign Currency Risk" and may be found in Part II, Item 8 of this Form 10-K at Notes 1 and 2 of Notes to Consolidated Financial Statements, which information is hereby incorporated by reference.

SUPPORT FROM THIRD-PARTY SOFTWARE DEVELOPERS

Decisions by customers to purchase the Company's personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software for particular applications. The Company believes the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, and the costs of developing such software products. To the extent the Company's financial losses in prior years and declining demand for the Company's products, as well as the Company's decision to end its Mac OS licensing program, have caused software developers to question the Company's prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. Moreover, the Company's current plan to introduce Mac OS X could cause software developers to stop developing software for the current Mac OS. In addition, there can be no assurance software developers will decide to develop software for the new operating system on a timely basis or at all.

In August 1997, the Company and Microsoft entered into patent cross licensing and technology agreements. In addition, for a period of five years from August 1997, as subject to certain limitations related to the number of Macintosh computers sold by the Company, Microsoft will make future versions of its Microsoft Office and Internet Explorer products for the Mac OS. The Company will bundle the Internet Explorer product with Mac OS system software releases and make that product the default Internet browser for such releases. While the Company believes its relationship with Microsoft has been and will continue to be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Microsoft relationship is for a limited term and does not cover many of the areas in which the Company competes with Microsoft, including the Windows platform. Accordingly, Microsoft's interest in producing application software for the Mac OS not covered by the relationship or following expiration of the agreements may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating system. In addition, the Microsoft relationship may have an adverse effect on, among other things, the Company's relationship with other partners. There can be no assurance the benefits to the Company of the Microsoft relationship will not be offset by the disadvantages.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro is now traded on currency exchanges and is available for non-cash transactions. A three year transition period began during which transactions can be made in the old currencies.

The Company has taken steps to evaluate internal system capabilities, review the ability of financial institution vendors to support Euro transactions, and examine current marketing and pricing policies and strategies in light of the Euro conversion. The cost of this effort is not expected to have a material adverse effect on the Company's results of operations or financial condition. There can be no assurance, however, all issues related to the Euro conversion have been identified and that any additional issues would not have a material effect on the Company's results of operations or financial condition. The conversion to the Euro may have competitive implications on the Company's pricing and marketing strategies, the impact of which are not known at this time. Additionally, the Company is at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the Euro conversion.

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

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement that the Company provide consumers with the ability to return to the Company product at the end of its useful life, and leave responsibility for environmentally safe disposal or recycling with the Company. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, no assurance can be given such laws, or any future laws enacted for the protection of the environment, will not have a material adverse effect on the Company.

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

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

INTEREST RATE AND FOREIGN CURRENCY RISK MANAGEMENT

To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the nonhedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap, option and floor positions both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures intended to hedge, there can be no assurance the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's operating results and financial position.

INTEREST RATE RISK

While the Company is exposed with respect to interest rate fluctuations in many of the world's leading industrialized countries, the Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments as well as costs associated with foreign currency hedges.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and long-term debt obligations and related derivative financial instruments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of September 25, 1999, substantially all of the Company's investments have maturities less than 12 months.

During 1996, the Company issued $661 million aggregate principal amount of 6% unsecured convertible subordinated notes (the Notes) to certain qualified parties in a private placement. The Notes were sold at 100% of par. The Notes paid interest semiannually and matured, if not converted earlier, on June 1, 2001. The Notes were convertible by their holders at any time after September 5, 1996, at a conversion price of $29.205 per share subject to adjustments as defined in the Note agreement. No Notes had been converted as of September 25, 1998. The Notes were redeemable by the Company at 102.4% of the principal amount, plus accrued interest, for the 12 month period beginning
June 1, 1999, and at 101.2% of the principal amount, plus accrued interest, for the 12 month period beginning June 1, 2000. In addition, the Company incurred approximately $15 million of costs associated with the issuance of the Notes. These costs were accounted for as a deduction from the face amount of the Notes and were being amortized over the life of the Notes.

On April 14, 1999, the Company called for redemption the Notes. Not including approximately $7 million of unamortized debt issuance costs, debentures in an aggregate principal amount outstanding totaled approximately $661 million as of March 27, 1999. During the third quarter of 1999, debenture holders chose to convert virtually all of the outstanding debentures to common stock at a rate of $29.205 per share resulting in the issuance of approximately
22.6 million shares of the Company's common stock.

During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

The following table presents the principal (or notional) amounts and related weighted-average interest rates for the Company's investment portfolio and its long-term debt obligations. The long-term debt is comprised of $300 million of unsecured notes described above, which mature in February 2004. The Company's U.S. corporate securities include commercial paper, loan participations, certificates of deposit, time deposits and corporate debt securities. Foreign securities include foreign commercial paper, loan participation, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of September 25, 1999 and 1998.

In millions, except weighted-average interest rates

                                                          SEPTEMBER 25, 1999        SEPTEMBER 25, 1998
                                                         --------------------      --------------------
                                                                    WEIGHTED-                 WEIGHTED-
                                                                     AVERAGE                   AVERAGE
                                                         CARRYING   INTEREST       CARRYING   INTEREST
                                                          AMOUNT      RATE          AMOUNT      RATE
                                                         --------   ---------      --------   ---------
Assets:
  Cash equivalents:
    U.S. Treasury and Agency securities................   $    3      5.00%         $   10      5.45%
    U.S. corporate securities..........................      517      5.16%            785      5.55%
    Foreign securities.................................      636      4.94%            613      5.55%
                                                          ------                    ------
      Total cash equivalents...........................    1,156      5.04%          1,408      5.55%
                                                          ------                    ------

  Short-term investments:
    U.S. Treasury and Agency securities................   $  298      5.57%         $    0       N/A
    U.S. corporate securities..........................      780      5.72%            163      5.56%
    Foreign securities.................................      822      5.39%            656      5.54%
                                                          ------                    ------
      Total short-term investments.....................    1,900      5.55%            819      5.54%
                                                          ------                    ------
  Total investment securities..........................   $3,056      5.36%         $2,227      5.55%
                                                          ======                    ======

Debt:
  Fixed rate...........................................   $  300      5.98%         $  954      6.07%
                                                          ======                    ======

Purchased floors are options limiting the Company's exposure to falling interest rates on its cash equivalents and short-term investments by locking in a minimum interest rate. The Company receives a payment when interest rates fall below a predetermined level. A purchased floor generally qualifies for hedge accounting treatment and is reported on the balance sheet at its premium cost, which is amortized over the life of the floor. The purchased floors are generally designated and effective as hedges against interest rate risk on the Company's securities classified as available-for-sale and are carried at fair value in other current liabilities with the unrealized gains and losses recorded as a component of accumulated other comprehensive income. Purchased floors outstanding as of September 25, 1998, provided the Company with the option of a weighted-average interest rate of 5.15% on the notional amount of $525 million. There were no purchased floors outstanding as of September 25, 1999. Gains and losses are recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Unrealized gains and losses on such contracts were immaterial as of September 25, 1998.

During the last two years, the Company has entered into interest rate derivative transactions, including interest rate swaps and floors, with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company does not hold or transact in such financial instruments for purposes other than risk management.

The interest rate swaps qualifying as accounting hedges generally require the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively convert the Company's fixed-rate 10 year debt to floating-rate debt and convert the floating rate investments to fixed rate. The maturity date for $25 million of the asset swaps is October 1999 with the remaining debt and asset swaps maturing in February and September of 2001. As of September 25, 1999 and 1998, interest rate debt swaps had a weighted-average receive rate of 6.04%. The weighted-average pay rate on the debt swaps was 5.45% and 5.73% as of September 25, 1999 and 1998, respectively. As of September 25, 1999, interest rate asset swaps had a weighted-average receive rate of 5.53% and a weighted-average pay rate of 5.24%. The unrealized gains and losses on these swaps are deferred and recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Deferred losses on such contracts totaled approximately $5 million as of September 25, 1999, while deferred gains on such contracts totaled $7 million as of September 25, 1998.

FOREIGN CURRENCY RISK

Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's net sales and gross margins as expressed in U.S. dollars.

The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risks associated with existing assets and liabilities, certain firmly committed transactions, and probable but not firmly committed transactions. The Company's foreign exchange risk management policy requires it to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures that are immaterial either in terms of their minimal U.S. dollar value or in terms of the related currency's historically high correlation with the U.S. dollar. Foreign exchange forward contracts are carried at fair value in other current liabilities. The premium costs of purchased foreign exchange option contracts are recorded in other current assets and marked to market through earnings.

Probable but not firmly committed transactions comprise sales of the Company's products and purchases of raw material, sub-assemblies, and assembled finished goods in currencies other than the functional currency. A majority of these transactions are made through the Company's subsidiaries in Europe, Asia (particularly Japan), Canada, and Australia. The Company purchases foreign exchange option contracts to hedge the currency exchange risks associated with these probable but not firmly committed transactions. The Company also sells foreign exchange option contracts, in order to partially finance the purchase of these foreign exchange option contracts. The term of the Company's foreign exchange hedging instruments, whether for firmly committed transactions, probable but not firmly committed transactions, or to partially finance the foreign risk management program, currently does not extend beyond six months.

Gains and losses on accounting hedges of existing assets or liabilities are generally recorded in income or shareholders' equity against the losses and gains on the hedged transactions. Gains and losses related to qualifying accounting hedges of firmly committed or probable but not firmly committed transactions are deferred and recognized in income in the same period as the hedged transactions. Gains and losses on accounting hedges realized before the settlement date of the related hedged transaction are also generally deferred and recognized in income in the same period as the hedged transactions.

Gains and losses on interest rate and foreign exchange instruments not accounted for as hedges are recorded in income as a component of interest and other income (expense), net. Sold interest rate and foreign exchange instruments do not qualify as accounting hedges. Premiums associated with sold foreign exchange option contracts are marked to market through earnings.

The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 25, 1999 and 1998. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. For foreign currency exchange contracts, the table presents the notional amount (at contract exchange rates) and the weighted-average contractual foreign currency exchange rates. The combined increase in Yen denominated forward contracts and options is the result of increasing net sales in Japan and the substantial appreciation in the Yen during 1999. Generally, all instruments mature within 6 months. Miscellaneous other currencies consist primarily of the Canadian and Australian dollars.

                                                           1999                          1998
                                                ---------------------------   ---------------------------
                                                           WEIGHTED-AVERAGE              WEIGHTED-AVERAGE
                                                NOTIONAL   CONTRACT RATE OR   NOTIONAL   CONTRACT RATE OR
                                                 AMOUNT      STRIKE PRICE      AMOUNT      STRIKE PRICE
                                                --------   ----------------   --------   ----------------
                                                  In millions, except average contract rates and strike
                                                                         prices
Foreign currency spot/forward contracts:
    Japanese Yen..............................   $  590         105.70         $   98         139.45
    British Pound Sterling....................       86           1.62             10           1.68
    Euro/German Marks.........................      177           1.05            138           1.72
    Miscellaneous other currencies............       62                            49
                                                 ------                        ------
  Total currency spot/forward contracts.......   $  915                        $  295
                                                 ======                        ======
  Estimated fair value........................   $   (9)                       $   (8)
                                                 ======                        ======

Foreign currency purchased call options:
    Japanese Yen..............................   $  250         104.80         $  255         130.22
    British Pound Sterling....................        0              0             75           1.68
    Euro/German Marks.........................      105           1.14            180           1.71
    Miscellaneous other currencies............       55                            85
                                                 ------                        ------
      Total purchased call options............   $  410                        $  595
                                                 ------                        ------

Foreign currency purchased put options:
    Japanese Yen..............................   $  860         118.31         $  525         139.05
    British Pound Sterling....................       75           1.59            205           1.64
    Euro/German Marks.........................      505           1.00            450           1.79
    Miscellaneous other currencies............      100                           105
                                                 ------                        ------
      Total purchased put options.............   $1,540                        $1,285
                                                 ------                        ------
  Total foreign currency purchased options....   $1,950                        $1,880
                                                 ======                        ======
  Estimated fair value........................   $   12                        $   22
                                                 ======                        ======

Foreign currency sold call options:
    Japanese Yen..............................   $  290         106.18         $  240         128.08
    British Pound Sterling....................       25           1.69            150           1.70
    Euro/German Marks.........................      120           1.09            110           1.71
    Miscellaneous other currencies............       50                           180
                                                 ------                        ------
      Total sold call options.................      485                           680
                                                 ------                        ------

Foreign currency sold put options:
    Japanese Yen..............................        0              0         $  135         145.46
    Euro/German Marks.........................   $   75           1.00         $   25           1.80
    Miscellaneous other currencies............       25                            40
                                                 ------                        ------
      Total sold put options..................      100                           200
                                                 ------                        ------
  Total foreign currency sold options.........   $  585                        $  880
                                                 ======                        ======
  Estimated fair value........................   $  (17)                       $  (15)
                                                 ======                        ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                      PAGE
------------------------------------------                    --------
Financial Statements:
  Report of KPMG LLP, Independent Auditors..................     32
  Consolidated Balance Sheets as of September 25, 1999, and
    September 25, 1998......................................     33
  Consolidated Statements of Operations for the three fiscal
    years ended September 25, 1999..........................     34
  Consolidated Statements of Shareholders' Equity for the
    three fiscal years ended September 25, 1999.............     35
  Consolidated Statements of Cash Flows for the three fiscal
    years ended September 25, 1999..........................     36
  Notes to Consolidated Financial Statements................     37
Financial Statement Schedule:
  For the three fiscal years ended September 25, 1999
    Schedule II--Valuation and qualifying accounts..........     64

All other schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Apple Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Apple
Computer, Inc. and subsidiaries as of September 25, 1999 and September 25, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 25, 1999. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple
Computer, Inc. and subsidiaries as of September 25, 1999 and September 25, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 25, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Mountain View, California
October 11, 1999

                          CONSOLIDATED BALANCE SHEETS

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 25,1999   SEPTEMBER 25,1998
                                                              -----------------   -----------------
                                              ASSETS:

Current assets:
  Cash and cash equivalents.................................       $1,326              $1,481
  Short-term investments....................................        1,900                 819
  Accounts receivable, less allowances of $68 and $81,
    respectively............................................          681                 955
  Inventories...............................................           20                  78
  Deferred tax assets.......................................          143                 182
  Other current assets......................................          215                 183
                                                                   ------              ------
    Total current assets....................................        4,285               3,698
  Property, plant, and equipment, net.......................          318                 348
  Other assets..............................................          558                 243
                                                                   ------              ------
    Total assets............................................       $5,161              $4,289
                                                                   ======              ======

                               LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
  Accounts payable..........................................       $  812              $  719
  Accrued expenses..........................................          737                 801
                                                                   ------              ------
    Total current liabilities...............................        1,549               1,520
Long-term debt..............................................          300                 954
Deferred tax liabilities....................................          208                 173
                                                                   ------              ------
    Total liabilities.......................................        2,057               2,647
                                                                   ======              ======

Commitments and contingencies

Shareholders' equity:
  Series A nonvoting convertible preferred stock, no par
    value; 150,000 shares authorized, issued and
    outstanding.............................................          150                 150
  Common stock, no par value; 320,000,000 shares authorized;
    160,799,061 and 135,192,769 shares issued and
    outstanding, respectively...............................        1,349                 633
  Retained earnings.........................................        1,499                 898
  Accumulated other comprehensive income (loss).............          106                 (39)
                                                                   ------              ------
    Total shareholders' equity..............................        3,104               1,642
                                                                   ------              ------
    Total liabilities and shareholders' equity..............       $5,161              $4,289
                                                                   ======              ======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

THREE FISCAL YEARS ENDED SEPTEMBER 25, 1999                     1999       1998       1997
-------------------------------------------                   --------   --------   ---------
Net sales...................................................  $  6,134   $  5,941   $   7,081
Cost of sales...............................................     4,438      4,462       5,713
                                                              --------   --------   ---------
Gross margin................................................     1,696      1,479       1,368
                                                              --------   --------   ---------
Operating expenses:
  Research and development..................................       314        303         485
  Selling, general, and administrative......................       996        908       1,286
  Special charges:
    In-process research and development.....................        --          7         375
    Restructuring costs.....................................        27         --         217
    Termination of license agreement........................        --         --          75
                                                              --------   --------   ---------
      Total operating expenses..............................     1,337      1,218       2,438
                                                              --------   --------   ---------
Operating income (loss).....................................       359        261      (1,070)
Gains from sales of investment..............................       230         40          --
Interest and other income, net..............................        87         28          25
                                                              --------   --------   ---------
Total interest and other income, net........................       317         68          25
                                                              --------   --------   ---------
Income (loss) before provision for income taxes.............       676        329      (1,045)
Provision for income taxes..................................        75         20          --
                                                              --------   --------   ---------
Net income (loss)...........................................  $    601   $    309   $  (1,045)
                                                              ========   ========   =========
Earnings (loss) per common share:
  Basic.....................................................  $   4.20   $   2.34   $   (8.29)
  Diluted...................................................  $   3.61   $   2.10   $   (8.29)
Shares used in computing earnings (loss) per share (in
  thousands):
  Basic.....................................................   143,157    131,974     126,062
  Diluted...................................................   174,164    167,917     126,062

          See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                 PREFERRED STOCK              COMMON STOCK                     ACCUMULATED OTHER        TOTAL
                            -------------------------   -------------------------   RETAINED     COMPREHENSIVE      SHAREHOLDERS'
                                SHARES        AMOUNT        SHARES        AMOUNT    EARNINGS     INCOME (LOSS)         EQUITY
                            --------------   --------   --------------   --------   --------   ------------------   -------------
                            (IN THOUSANDS)              (IN THOUSANDS)
Balances as of September
  27, 1996................          --         $ --        124,497        $  439    $ 1,634          $ (15)            $ 2,058
  Components of
    comprehensive income
    (loss):
    Net loss..............          --           --             --            --     (1,045)            --              (1,045)
    Foreign currency
      translation.........          --           --             --            --         --            (22)                (22)
                                                                                                                       -------
      Total comprehensive
        income (loss).....                                                                                              (1,067)
  Common stock issued
    under stock option and
    purchase plans and in
    connection with the
    acquisition of NeXT...          --           --          3,452            59         --             --                  59
  Series A non-voting
    convertible preferred
    stock issued..........         150          150             --            --         --             --                 150
                                ------         ----        -------        ------    -------          -----             -------
Balances as of September
  26, 1997................         150          150        127,949           498        589            (37)              1,200
  Components of
    comprehensive income
    (loss):
    Net income............          --           --             --            --        309             --                 309
    Foreign currency
      translation.........          --           --             --            --         --             (2)                 (2)
                                                                                                                       -------
      Total comprehensive
        income (loss).....                                                                                                 307
  Common stock issued
    under stock option and
    purchase plans........          --           --          3,085            41         --             --                  41
  Common stock issued in
    connection with the
    acquisition of certain
    assets of PCC.........          --           --          4,159            80         --             --                  80
  Tax benefit related to
    disqualifying
    dispositions of stock
    options...............          --           --             --            14         --             --                  14
                                ------         ----        -------        ------    -------          -----             -------
Balances as of September
  25, 1998................         150          150        135,193           633        898            (39)              1,642
  Components of
    comprehensive income
    (loss):
    Net income............          --           --             --            --        601             --                 601
    Foreign currency
      translation.........          --           --             --            --         --              3                   3
    Unrealized gain on
      available-for-sale
      securities, net of
      tax.................          --           --             --            --         --            318                 318
    Reclassification
      adjustment for gains
      on
      available-for-sale
      securities included
      in net income.......          --           --             --            --         --           (176)               (176)
                                                                                                                       -------
        Total
          comprehensive
          income (loss)...                                                                                                 746
  Common stock issued
    under stock option and
    purchase plans........          --           --          4,214            86         --             --                  86
  Common stock issued in
    connection with the
    Company's redemption
    of long-term debt.....          --           --         22,642           654         --             --                 654
  Common stock
    repurchased...........          --           --         (1,250)          (75)        --             --                 (75)
  Tax benefit related to
    disqualifying
    dispositions of stock
    options...............          --           --             --            51         --             --                  51
                                ------         ----        -------        ------    -------          -----             -------
Balances as of September
  25, 1999................         150         $150        160,799        $1,349    $ 1,499          $ 106             $ 3,104
                                ======         ====        =======        ======    =======          =====             =======

          See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

THREE FISCAL YEARS ENDED SEPTEMBER 25, 1999                     1999       1998       1997
-------------------------------------------                   --------   --------   --------
Cash and cash equivalents, beginning of the year............   $1,481     $1,230     $1,552
                                                               ------     ------     ------
Operating:
Net income (loss)...........................................      601        309     (1,045)
Adjustments to reconcile net income (loss) to cash generated by operating activities:
  Depreciation and amortization.............................       85        111        118
  Provision for deferred income taxes.......................      (35)         1        (50)
  Loss on sale of property, plant, and equipment............       --         --         37
  Gains from sales of investment............................     (230)       (40)        --
  In-process research and development.......................       --          7        375
Changes in operating assets and liabilities, net of effects
  of the acquisition of NeXT:
  Accounts receivable.......................................      274         72        469
  Inventories...............................................       58        359        225
  Other current assets......................................      (32)        31         36
  Other assets..............................................       (3)        83         (4)
  Accounts payable..........................................       93         34       (107)
  Accrued restructuring costs...............................        2       (107)       109
  Other current liabilities.................................      (15)       (85)        (9)
                                                               ------     ------     ------
    Cash generated by operating activities..................      798        775        154
                                                               ------     ------     ------

Investing:
Purchase of short-term investments..........................   (4,236)    (2,313)      (999)
Proceeds from sales and maturities of short-term
  investments...............................................    3,155      1,723        963
Purchases of long-term investments..........................     (112)        --         --
Proceeds from property, plant and equipment retirements.....       23         89         47
Purchase of property, plant, and equipment..................      (47)       (46)       (53)
Cash used for acquisition of technology.....................       --        (10)      (384)
Proceeds from sales of investment...........................      245         24         --
Other.......................................................        8        (10)       (73)
                                                               ------     ------     ------
    Cash used for investing activities......................     (964)      (543)      (499)
                                                               ------     ------     ------

Financing:
Decrease in notes payable to banks..........................       --        (22)      (161)
Proceeds from issuance of preferred stock...................       --         --        150
Proceeds from issuance of common stock......................       86         41         34
Cash used for repurchase of common stock....................      (75)        --         --
                                                               ------     ------     ------
    Cash generated by financing activities..................       11         19         23
                                                               ------     ------     ------
Total cash generated by (used for)..........................     (155)       251       (322)
                                                               ------     ------     ------
Cash and cash equivalents, end of the year..................   $1,326     $1,481     $1,230
                                                               ======     ======     ======
Supplemental cash flow disclosures:
  Cash paid during the year for interest....................   $   58     $   59     $   61
  Cash paid (received) for income taxes, net................   $   33     $  (15)    $  (11)
  Noncash transactions:
    Issuance of common stock for redemption of long-term
      debt..................................................   $  654         --         --
    Issuance of common stock for acquisition of PCC
      assets................................................       --     $   80         --
    Issuance of common stock for acquisition of NeXT........       --         --     $   25

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Apple Computer, Inc. and its subsidiaries (the Company) designs, manufactures, and markets personal computers and related software and peripherals for sale primarily to education, creative, consumer, and business customers.

BASIS OF PRESENTATION AND PREPARATION

The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

During the first quarter of 1999, the Company amended its by-laws to provide that beginning in 1999 its fiscal year would end on the last Saturday in September rather than the last Friday. Likewise, beginning with the first fiscal quarter of 1999 each of the Company's fiscal quarters now also end on Saturday rather than Friday. Accordingly, one day was added to the first quarter of 1999 so that the quarter ended on Saturday, December 26, 1998. These changes did not have a material effect on the Company's revenue or results of operations for any quarter during fiscal 1999. Fiscal years 1999, 1998 and 1997, each 52-week years, ended on September 25, 25, and 26, respectively. Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its first fiscal quarter. The next 53-week year is fiscal 2000.

FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to the short maturities of those instruments.

INVESTMENTS

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities between three and twelve months are considered to be short-term investments. Investments with maturities greater than twelve months are classified as long-term assets. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders' equity. These unrealized gains or losses include any unrealized losses and gains on interest rate contracts accounted for as hedges against the available-for-sale securities. The cost of securities sold is based upon the specific identification method.

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

Probable but not firmly committed transactions comprise sales of the Company's products and purchases of raw material, subassemblies, and assembled finished goods in currencies other than the functional currency. A majority of these transactions are made through the Company's subsidiaries in Europe, Asia (particularly Japan), Canada, and Australia. The Company purchases foreign exchange option contracts to hedge the currency exchange risks associated with these probable but not firmly committed transactions. The Company also sells foreign exchange option contracts, in order to partially finance the purchase of these foreign exchange option contracts. The term of the Company's foreign exchange hedging instruments, whether for firmly committed transactions, probable but not firmly committed transactions, or to partially finance the foreign exchange risk management program currently does not extend beyond six months.

In addition, the Company has entered into foreign exchange forward contracts to hedge certain intercompany loan transactions. These forward contracts effectively change certain foreign currency denominated debt into U.S. dollar denominated debt, which better matches against the Company's U.S. dollar denominated cash equivalents and short-term investments.

Interest rate and foreign exchange instruments generally qualify as accounting hedges if their maturity dates are the same as the hedged transactions and if the hedged transactions meet certain requirements. The Company monitors its interest rate and foreign exchange positions on a regular basis based on applicable and commonly used pricing models. The correlation between the changes in the fair value of hedging instruments and the changes in the underlying hedged items is assessed periodically over the life of the hedged instrument. In the event it is determined a hedge is ineffective, including if and when the hedged transactions no longer exists, the Company recognizes in income the change in market value of the instrument beginning on the date it was no longer an effective hedge.

Gains and losses on accounting hedges of existing assets or liabilities are generally recorded in income or shareholders' equity against the losses and gains on the hedged transactions. Gains and losses related to qualifying accounting hedges of firmly committed or probable but not firmly committed transactions are deferred and recognized in income in the same period as the hedged transactions. Gains and losses on accounting hedges realized before the settlement date of the related hedged transaction are also generally deferred and recognized in income in the same period as the hedged transactions.

Gains and losses on interest rate and foreign exchange instruments not accounted for as hedges are recorded in income as a component of interest and other income (expense), net. Sold interest rate and foreign exchange instruments do not qualify as accounting hedges. Premiums associated with sold foreign exchange option contracts are marked to market through earnings.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Depreciation and amortization are computed by use of the declining balance and straight-line methods over the estimated useful lives of the assets, which are 30 years for buildings, from 2 to 5 years for equipment, and the shorter of lease terms or estimated useful lives for leasehold improvements.

LONG-LIVED ASSETS

The Company reviews property, plant, and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount, including the unamortized portion of any allocated goodwill, to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets, including any allocated goodwill, exceeds its fair market value. The recoverability of enterprise level goodwill is assessed whenever the facts and circumstances suggest the asset may be impaired. The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows. For the three years ended September 25, 1999, the Company has made no adjustments to its long-lived assets except those made in connection with the restructuring actions described in Note 4.

STOCK-BASED COMPENSATION

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method and has provided in Note 7 pro forma disclosures of the effect on net income (loss) and earnings (loss) per share as if the fair value-based method had been applied in measuring compensation expense.

FOREIGN CURRENCY TRANSLATION

The Company translates the assets and liabilities of its foreign sales subsidiaries at year-end exchange rates. Gains and losses from these translations are credited or charged to "accumulated translation adjustment" included in "accumulated other comprehensive income (loss)" in shareholders' equity. The Company's foreign manufacturing subsidiaries and certain other entities use the U.S. dollar as the functional currency and translate monetary assets and liabilities at year-end exchange rates, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these translations are included in the Company's results of operations and were not significant in 1999, 1998 or 1997.

REVENUE RECOGNITION

The Company recognizes revenue at the time products are shipped. Provisions are made currently for estimated product returns, price protection, rebates, and other sales programs. Historically, actual amounts recorded for product returns and price protection have not varied significantly from estimated amounts. During 1999, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition," as modified by SOP 98-9, "Modification of SOP 97-2 With Respect to Certain Transactions". SOP 97-2 establishes standards relating to the recognition of software revenue. SOP 97-2 was effective for transactions entered into by the Company beginning in the first quarter of fiscal 1999. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations.

WARRANTY EXPENSE

The Company provides currently for the estimated cost that may be incurred under product warranties when products are shipped.

ADVERTISING COSTS

Advertising costs are charged to expense the first time the advertising takes place. Advertising expense was $208 million, $152 million, and $143 million for 1999, 1998, and 1997, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," has not materially affected the Company.

EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan (the Savings Plan) qualifying as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit ($10,000 for calendar year 1999). The Company matches 50% to 100% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. The Company's matching contributions to the Savings Plan were approximately $13 million, $14 million, and $19 million in 1999, 1998, and 1997, respectively.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except net income (loss) and per share amounts):

FOR THE YEARS ENDED                          SEPTEMBER 25, 1999   SEPTEMBER 25, 1998   SEPTEMBER 26, 1997
-------------------                          ------------------   ------------------   ------------------
Numerator (in millions):
  Numerator for basic earnings (loss) per
    share--net income (loss)...............       $    601             $    309             $ (1,045)
  Interest expense on convertible debt.....             28                   43                   --
                                                  --------             --------             --------
  Numerator for diluted earnings (loss) per
    share--adjusted net income (loss)......       $    629             $    352             $ (1,045)
                                                  --------             --------             --------

Denominator:
  Denominator for basic earnings (loss) per
    share--weighted-average shares
    outstanding............................        143,157              131,974              126,062

Effect of dilutive securities:
  Convertible preferred stock..............          9,091                9,091                   --
  Dilutive options.........................          5,819                4,210                   --
  Convertible debt.........................         16,097               22,642                   --
                                                  --------             --------             --------
Dilutive potential common shares...........         31,007               35,943                   --
                                                  --------             --------             --------
Denominator for diluted earnings (loss) per
  share--adjusted weighted-average shares
  and assumed conversions..................        174,164              167,917              126,062
                                                  ========             ========             ========

Basic earnings (loss) per share............       $   4.20             $   2.34             $  (8.29)
                                                  ========             ========             ========

Diluted earnings (loss) per share..........       $   3.61             $   2.10             $  (8.29)
                                                  ========             ========             ========

Options to purchase 1.2 million and 6.7 million shares of common stock were outstanding at the end of 1999 and 1998, respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common shares for those years and, therefore, the effect would be antidilitive. No options outstanding were included in the calculation of diluted earnings per share for 1997 because the Company had a net loss and to do so would have been antidilutive.

COMPREHENSIVE INCOME

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," beginning with the Company's first quarter of 1999. SFAS No. 130 separates comprehensive income into two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. While SFAS No. 130 establishes new rules for the reporting and display of comprehensive income, it has no impact on the Company's net income (loss) or total shareholders' equity. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and from unrealized gains and losses on marketable securities categorized as available-for-sale.

SEGMENT INFORMATION

During 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products, major customers, and geographic areas on a company-wide basis. The adoption of SFAS No. 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of fiscal 2001. Although the Company continues to review the effect of the implementation of SFAS No. 133, the Company does not currently believe its adoption will have a material impact on its financial position or overall trends in results of operations and does not believe adoption will result in significant changes to its financial risk management practices. However, the impact of adoption of SFAS No. 133 on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of developing computer software intended for internal use. SOP 98-1 must be adopted by the Company effective as of fiscal 2000 and is not expected to have a material impact on the Company's results of operations or financial position.

NOTE 2--FINANCIAL INSTRUMENTS

INVESTMENTS

The following table summarizes the Company's available-for-sale securities at amortized cost, which approximates fair value, recorded as cash and cash equivalents or short-term investments as of September 25, 1999, and September 25, 1998 (in millions):

                                              SEPTEMBER 25, 1999   SEPTEMBER 25, 1998
                                                AMORTIZED COST       AMORTIZED COST
                                              ------------------   ------------------
U.S. Treasury securities....................        $    3               $   10
U.S. corporate securities...................           517                  785
Foreign securities..........................           636                  613
                                                    ------               ------
  Total included in cash and cash
    equivalents.............................         1,156                1,408

U.S. Treasury securities....................           298                   --
U.S. corporate securities...................           780                  163
Foreign securities..........................           822                  656
                                                    ------               ------
  Total included in short-term
    investments.............................         1,900                  819
                                                    ------               ------
  Total.....................................        $3,056               $2,227
                                                    ======               ======

As of September 25, 1999 and 1998, substantially all of the Company's investments had maturities less than twelve months. The Company's U.S. corporate securities include commercial paper and corporate debt securities. Foreign securities include foreign commercial paper, loan participation and certificates of deposit with foreign institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of September 25, 1999 and 1998. The Company's cash and cash equivalent balances as of September 25, 1999 and 1998, include $4 million and $56 million, respectively, pledged primarily as collateral to support letters of credit.

TRADE RECEIVABLES

The Company distributes its products principally through third-party computer resellers and various education and consumer channels. The Company generally does not require collateral from its customers. However, when possible the Company does attempt to limit credit risk on trade receivables through the use of flooring arrangements for selected customers with third-party financing companies and credit insurance for certain customers in Latin America and Asia. Although none of the Company's customers accounted for more than 10% of net sales in any of the last three fiscal years, at times considerable trade receivables, which are not covered by collateral, are outstanding with the Company's distribution and retail channel partners.

INTEREST RATE DERIVATIVES AND FOREIGN CURRENCY INSTRUMENTS

The following table shows the notional principal, fair value, and credit risk amounts of the Company's interest rate derivative and foreign currency instruments as of September 25, 1999 and 1998 (in millions).

                                                          SEPTEMBER 25, 1999                   SEPTEMBER 25, 1998
                                                  ----------------------------------   ----------------------------------
                                                  NOTIONAL      FAIR     CREDIT RISK   NOTIONAL      FAIR     CREDIT RISK
                                                  PRINCIPAL    VALUE       AMOUNTS     PRINCIPAL    VALUE       AMOUNTS
                                                  ---------   --------   -----------   ---------   --------   -----------
Transactions qualifying as accounting hedges:
  Interest rate instruments:
    Swaps.......................................   $  790       $ (5)     $      --     $  340       $  7      $       1
    Purchased floors............................   $   --       $ --      $      --     $  525       $  1      $       1
  Foreign exchange instruments:
    Spot/Forward contracts......................   $  730       $ (8)     $       4     $  295       $ (8)     $      --
    Purchased options...........................   $1,305       $  4      $      --     $1,045       $ 14      $      14
Transactions other than accounting hedges:
  Foreign exchange instruments:
    Spot/Forward contracts......................   $  185       $ (1)     $      --     $   --       $ --      $      --
    Purchased options...........................   $  645       $  8      $       8     $  835       $  8      $       8
    Sold options................................   $  585       $(17)     $      --     $  880       $(15)     $      --

The notional principal amounts for off-balance-sheet instruments provide one measure of the transaction volume outstanding as of year-end, and do not represent the amount of the Company's exposure to credit or market loss. The credit risk amount shown in the table above represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange and interest rates at each respective date. The Company's exposure to credit loss and market risk will vary over time as a function of interest rates and currency exchange rates.

The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 25, 1999 and 1998. In certain instances where judgment is required in estimating fair value, price quotes were obtained from several of the Company's counterparty financial institutions. Although the table above reflects the notional principal, fair value, and credit risk amounts of the Company's interest rate and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the interest rate and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The interest rate swaps, which qualify as accounting hedges, generally require the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively convert the Company's fixed-rate 10 year debt to floating-rate debt and convert the floating rate investments to fixed rate. The maturity date for $25 million of the asset swaps is October 1999 with the remaining debt and asset swaps maturing in February and September of 2001. As of September 25, 1999 and 1998, interest rate debt swaps had a weighted-average receive rate of 6.04%. The weighted-average pay rate on the debt swaps was 5.45% and 5.73% as of September 25, 1999 and 1998, respectively. As of September 25, 1999, interest rate asset swaps had a weighted-average receive rate of 5.53% and a weighted-average pay rate of 5.24%. The unrealized gains and losses on these swaps are deferred and recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Deferred losses on such contracts totaled approximately
$5 million as of September 25, 1999, while deferred gains on such contracts totaled $7 million as of September 25, 1998.

Purchased floors are options that limit the Company's exposure to falling interest rates on its cash equivalents and short-term investments by locking in a minimum interest rate. The Company receives a payment when interest rates fall below a predetermined level. A purchased floor generally qualifies for hedge accounting treatment and is reported on the balance sheet at its premium cost, which is amortized over the life of the floor. The purchased floors are generally designated and effective as hedges against interest rate risk on the Company's securities classified as available-for-sale and are carried at fair value in other current liabilities with the unrealized gains and losses recorded as a component of accumulated other comprehensive income. Purchased floors outstanding as of September 25, 1998, provided the Company with the option of a weighted-average interest rate of 5.15% on the notional amount of $525 million. Gains and losses are recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Unrealized gains and losses on such contracts were immaterial as of September 25, 1999 and 1998.

The foreign exchange forward contracts not accounted for as hedges are carried at fair value in other current liabilities with the gains and losses recorded currently in income as a component of interest and other income (expense), net. The foreign exchange forward contracts that are designated and effective as hedges are also carried at fair value in other current liabilities with gains and losses recorded currently in income as a component of interest and other income (expense), net, against the losses and gains on the hedged transactions. As of September 25, 1999, all foreign exchange forward contracts held by the Company mature within three months.

If the option contract is designated and effective as a hedge of a firmly committed transaction, or a probable but not firmly committed transaction, then any gain or loss is deferred until the occurrence of the hedged transaction. Deferred gains and losses on such contracts were not significant as of September 25, 1999 and 1998. If the option contract is used to hedge an asset or liability, then the option is carried at fair value in other current liabilities with the gains and losses recorded currently in income as a component of interest and other income (expense), net, against the losses and gains on the hedged transaction. As of September 25, 1999, maturity dates for purchased foreign exchange option contracts and sold option contracts ranged from one to four months.

The counterparties to the agreements relating to the Company's investments and foreign exchange and interest rate instruments consist of a number of major international financial institutions. To date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not believe there is significant risk of nonperformance by these counterparties because the Company continually monitors its positions and the credit ratings of such counterparties, and limits the financial exposure and the number of agreements and contracts it enters into with any one party. The Company generally does not require collateral from counterparties, except for margin agreements associated with the ten-year interest rate swaps on the Company's ten-year unsecured notes. To mitigate the credit risk associated with these ten-year swap transactions, which mature in 2004, the Company entered into margining agreements with its third-party bank counterparties. These agreements require the Company or the counterparty to post margin only if certain credit risk thresholds are exceeded. The amounts held in margin accounts were not significant as of September 25, 1999.

LONG-TERM DEBT

The carrying amounts and estimated fair values of the Company's long-term debt are as follows (in millions):

                                                   SEPTEMBER 25,         SEPTEMBER 25,
                                                       1999                  1998
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 AMOUNT     VALUE      AMOUNT     VALUE
                                                --------   --------   --------   --------
Ten-year unsecured notes(a)...................    $300       $280       $300       $266
Convertible subordinated notes(b).............    $ --       $ --       $661       $887

------------------------

(a) The fair value of the ten-year unsecured notes is based on their listed market values as of September 25, 1999 and 1998.

(b) The carrying amount of the convertible subordinated notes is prior to consideration of the related issuance costs. Their fair value is reflective of the underlying conversion feature of the Notes.

CONVERTIBLE NOTES

During 1996, the Company issued $661 million aggregate principal amount of 6% unsecured convertible subordinated notes (the Notes) to certain qualified parties in a private placement. The Notes were sold at 100% of par, paid interest semiannually, and matured on June 1, 2001 if not converted earlier. The Notes were convertible by their holders at any time after September 5, 1996, at a conversion price of $29.205 per share subject to adjustments as defined in the Note agreement. No Notes had been converted as of September 25, 1998. The Notes were redeemable by the Company at 102.4% of the principal amount, plus accrued interest, for the twelve month period beginning June 1, 1999, and at 101.2% of the principal amount, plus accrued interest, for the twelve month period beginning June 1, 2000. The Notes were subordinated to all present and future senior indebtedness of the Company as defined in the Note agreement. In addition, the Company incurred approximately $15 million of costs associated with the issuance of the Notes. These costs were accounted for as a deduction from the face amount of the Notes and were being amortized over the life of the Notes. In October 1996, the Company registered with the Securities and Exchange Commission (SEC) $569 million of the aggregate principal amount of the Notes, including the related shares of common stock issuable upon conversion of these Notes.

On April 14, 1999, the Company called for redemption of the Notes. Not including approximately $7 million of unamortized debt issuance costs, debentures in an aggregate principal amount outstanding totaled approximately $661 million as of March 27, 1999. During the third quarter of 1999, debenture holders chose to convert virtually all of the outstanding debentures to common stock at a rate of $29.205 per share resulting in the issuance of approximately 22.6 million shares of the Company's common stock.

UNSECURED NOTES

During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

EQUITY INVESTMENT AND RELATED GAINS

As of September 26, 1997, the Company owned 42.3% of the outstanding stock of ARM Holdings plc (ARM), a privately held company in the United Kingdom involved in the design of high performance microprocessors and related technology. The Company had accounted for this investment using the equity method through September 25, 1998. On April 17, 1998, ARM completed an initial public offering of its stock on the London Stock Exchange and the NASDAQ National Market. The Company sold 18.9% of its shares in the offering for a gain before foreign taxes of approximately $24 million, which was recognized as other income. Foreign tax recognized on this gain was approximately $7 million.

At the time an equity method investee sells existing or newly issued common stock to unrelated parties in excess of its book value, the equity method requires the net book value of the investment be adjusted to reflect the investor's share of the change in the investee's shareholders' equity resulting from the sale. It is the Company's policy to record an adjustment reflecting its share of the change in the investee's shareholders' equity resulting from such a sale as a gain or loss in other income. Consequently, the Company also recognized in the third quarter of 1998 other income of approximately
$16 million to reflect its remaining 25.9% ownership interest in the increased net book value of ARM following its initial public offering. As of September 25, 1998, the carrying value of the Company's investment in ARM carried in other assets in the consolidated balance sheet was approximately
$22 million. On October 14, 1998, the Company sold 11.6 million shares (split adjusted) of ARM stock. As a result of this sale, the Company's ownership interest in ARM fell to 19.7%. Consequently, beginning in the first quarter of fiscal 1999, the Company ceased accounting for its remaining investment in ARM using the equity method and categorized its remaining shares as available-for-sale requiring the shares be carried at fair value, with unrealized gains and losses net of taxes reported as a component of accumulated other comprehensive income.

During fiscal 1999, the Company sold a total of approximately 32.6 million shares (split adjusted) of ARM stock for net proceeds of approximately
$245 million, recorded a gain before taxes of approximately $230 million, and recognized related income tax of approximately $25 million. As of September 25, 1999, the Company holds 16 million shares of ARM stock valued at $226 million. The fair value of the Company's investment in ARM is reflected in other assets as of September 25, 1999, with an offsetting amount net of $84 million of related deferred taxes recognized in accumulated other comprehensive income.

OTHER LONG-TERM INVESTMENTS

During the fourth quarter of 1999, the Company invested $100 million in Samsung Electronics Co., Ltd (Samsung) to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment is in the form of three year unsecured bonds, which is convertible into approximately 550,000 shares of Samsung common stock beginning in June 2000. The bonds carry an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity.

In June 1999, the Company invested $12.5 million in Akamai Technologies, Inc. (Akamai), a global Internet content delivery service. The investment, in the form of convertible preferred stock, is convertible into 4.1 million shares of Akamai common stock (adjusted for subsequent stock splits). The Company is restricted from selling more than 25% of its shares within one year after the date of the closing of a public offering of Akamai's stock.

NOTE 3--CONSOLIDATED FINANCIAL STATEMENT DETAILS

INVENTORIES (in millions)

                                                                1999       1998
                                                              --------   --------
Purchased parts.............................................    $ 4        $32
Work in process.............................................      3          5
Finished goods..............................................     13         41
                                                                ---        ---
Total inventories...........................................    $20        $78
                                                                ===        ===

PROPERTY, PLANT, AND EQUIPMENT (in millions)

                                                                1999       1998
                                                              --------   --------
Land and buildings..........................................    $323       $338
Machinery and equipment.....................................     220        277
Office furniture and equipment..............................      61         80
Leasehold improvements......................................     125        129
                                                                ----       ----
                                                                 729        824
Accumulated depreciation and amortization...................    (411)      (476)
                                                                ----       ----
Net property, plant, and equipment..........................    $318       $348
                                                                ====       ====

ACCRUED EXPENSES (in millions)

                                                                1999       1998
                                                              --------   --------
Accrued compensation and employee benefits..................    $ 84       $ 99
Accrued marketing and distribution..........................     170        205
Accrued warranty and related costs..........................     105        132
Other current liabilities...................................     378        365
                                                                ----       ----
Total accrued expenses......................................    $737       $801
                                                                ====       ====

INTEREST AND OTHER INCOME (EXPENSE) (in millions)

                                                             1999       1998       1997
                                                           --------   --------   --------
Interest income..........................................    $144       $100       $82
Interest expense.........................................     (47)       (62)      (71)
Foreign currency gain (loss).............................      (4)        (2)       13
Net premiums and discounts on foreign exchange
  instruments............................................      (4)        (1)       (4)
Other income (expense), net..............................      (2)        (7)        5
                                                             ----       ----       ---
                                                             $ 87       $ 28       $25
                                                             ====       ====       ===

NOTE 4--SPECIAL CHARGES

RESTRUCTURING OF OPERATIONS

1996 AND 1997 RESTRUCTURING ACTIONS

In the second quarter of 1996, the Company announced and began to implement a restructuring plan designed to reduce costs and return the Company to profitability. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a charge during 1996 of $179 million. During 1997, the Company announced and began to implement supplemental restructuring actions to meet the foregoing objectives of the plan. The Company recognized a $217 million charge during 1997 for the estimated incremental costs of those actions. All material restructuring actions contemplated under the plan were essentially complete at the end of fiscal 1998. The combined 1996 and 1997 restructuring actions consisted of terminating approximately 4,200 full-time employees; canceling or vacating certain facility leases as a result of those employee terminations; writing down certain land, buildings, and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts for projects and technologies that were not critical to the Company's core business strategy. The restructuring actions under the plan resulted in cash expenditures of $293 million and noncash asset write-downs of $95 million from the second quarter of 1996 through September 25, 1999. Of the combined 1996 and 1997 restructuring charges of $396 million, approximately $3 million was determined to be excess during the fourth quarter of 1999 and was reversed. The remaining balance of $5 million as of September 25, 1999 is comprised of payments over the next two years on leases and contracts that had been terminated prior to fiscal 1999. The Company expects the remaining accrual will result in cash expenditures of $5 million over the next two years.

The following table depicts the restructuring activity through September 25, 1999, associated with the 1996 and 1997 restructuring actions described above (in millions):

                                  PAYMENTS TO
                                   EMPLOYEES        PAYMENTS ON       WRITE-DOWN OF      PAYMENTS ON
                                 INVOLUNTARILY   CANCELED FACILITY   OPERATING ASSETS     CANCELED
                                 TERMINATED(A)      LEASES (A)        TO BE SOLD (B)    CONTRACTS (A)    TOTAL
                                 -------------   -----------------   ----------------   -------------   --------
Net Additions during 1996......       $ 81             $ 19                $ 54              $ 25        $ 179
Spending during 1996...........        (48)              (4)                 (7)               (3)         (62)
                                      ----             ----                ----              ----        -----
Balances as of September 27,
  1996.........................         33               15                  47                22          117

Net Additions during 1997......        131               19                  38                29          217
Spending during 1997...........        (88)              (9)                (46)              (11)        (154)
                                      ----             ----                ----              ----        -----
Balances as of September 26,
  1997.........................         76               25                  39                40          180

Adjustments during 1998........          6                4                   3               (13)          --
Spending during 1998...........        (72)             (15)                (42)              (20)        (149)
                                      ----             ----                ----              ----        -----
Balances as of September 25,
  1998.........................         10               14                  --                 7           31

Adjustments during 1999........         (2)              (2)                 --                 1           (3)
Spending during 1999...........         (8)              (8)                 --                (7)         (23)
                                      ----             ----                ----              ----        -----
Balances as of September 25,
  1999.........................       $ --             $  4                $ --              $  1        $   5
                                      ====             ====                ====              ====        =====

------------------------

(a): Cash;

(b): Noncash.

1999 RESTRUCTURING ACTIONS

During the fourth quarter of 1999, the Company initiated restructuring actions resulting in a charge to operations of $21 million. The net restructuring charge of $18 million recognized during the fourth quarter of 1999 reflects the $3 million of excess reserves related to the 1996 and 1997 restructuring actions. The total cost of these actions of $21 million, which is comprised of $11 million for contract cancellation charges associated with the closure of the Company's outsourced data center and $10 million for contract cancellation charges related to supply and development agreements previously discontinued. The Company expects these actions to result in cash expenditures of $21 million over the next year.

During the second quarter of 1999, the Company took certain actions to improve the flexibility and efficiency of its manufacturing operations by moving final assembly of certain of its products to third-party manufacturers. These restructuring actions resulted in the Company recognizing a charge to operations of approximately $9 million during the second quarter of 1999, which was comprised of $6 million for severance benefits to be paid to employees involuntarily terminated, $2 million for the write-down of operating assets to be disposed of, and $1 million for payments on canceled contracts. These actions resulted in the termination of approximately 580 employees and are substantially complete as of September 25, 1999.

TECHNOLOGY ACQUISITION

In May 1998, the Company acquired certain technology that was under development and had no alternative future use. The acquisition resulted in the recognition of $7 million of purchased in-process research and development, which was charged to operations upon acquisition.

TERMINATION OF LICENSE AGREEMENT

In August 1997, the Company agreed to acquire certain assets of Power Computing Corporation (PCC), a licensed distributor of the Mac OS operating system, including PCC's customer database and its license to distribute the Mac OS. The agreement with PCC also included a release of claims between the parties.

On January 28, 1998, the Company completed its acquisition of certain assets from PCC. The total purchase price was approximately $110 million, of which $75 million was expensed in the fourth quarter of 1997 as "termination of license agreement" and $35 million was recorded as goodwill in the second quarter of 1998. The goodwill is being amortized over three years. The purchase price was comprised of approximately 4.2 million shares of the Company's common stock valued at $80 million, forgiveness of $28 million of receivables due from PCC, and assumption by the Company of $2 million of certain customer support liabilities of PCC.

NEXT ACQUISITION

On February 4, 1997, the Company acquired all of the outstanding shares of NeXT Software, Inc. (NeXT). NeXT, headquartered in Redwood City, California, had developed, marketed and supported software enabling customers to implement business applications on the Internet/World Wide Web, intranets and enterprise-wide client/server networks. The total purchase price was $427 million and was comprised of cash payments of $319 million and the issuance of 1.5 million shares of the Company's common stock to the NeXT shareholders valued at approximately $25 million according to the terms of the purchase agreement; the issuance of approximately 1.9 million options to purchase the Company's common stock to the NeXT optionholders valued at approximately
$16 million; cash payments of $56 million to the NeXT debtholders; cash payments of $9 million for closing and related costs, and $2 million of net liabilities assumed. The acquisition was accounted for as a purchase; and, accordingly, the operating results pertaining to NeXT subsequent to the date of acquisition have been included in the Company's operating results. The total purchase price was allocated to purchased in-process research and development ($375 million) and to goodwill and other intangible assets ($52 million). The purchased in-process research and development was charged to operations upon acquisition, and the goodwill and other intangible assets are being amortized on a straight-line basis over two to three years.

NOTE 5--INCOME TAXES

The provision for income taxes consisted of the following (in millions):

                                                               1999       1998        1997
                                                             --------   ---------   ---------
Federal:
  Current..................................................    $ 4      $     --    $      --
  Deferred.................................................     30            --           --
                                                               ---      ---------   ---------
                                                                34            --           --
                                                               ---      ---------   ---------

State:
  Current..................................................     --            --           --
  Deferred.................................................     11            --           --
                                                               ---      ---------   ---------
                                                                11            --           --
                                                               ---      ---------   ---------

Foreign:
  Current..................................................     33            11           --
  Deferred.................................................     (3)            9           --
                                                               ---      ---------   ---------
                                                                30            20           --
                                                               ---      ---------   ---------
Provision for income taxes.................................    $75      $     20    $      --
                                                               ===      =========   =========

The foreign provision for income taxes is based on foreign pretax earnings
(loss) of approximately $612 million, $315 million, and $(265) million in 1999, 1998, and 1997, respectively. A substantial portion of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries and is generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation on repatriation to the United States. The Company's consolidated financial statements fully provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the United States. U.S. income taxes have not been provided on a cumulative total of $520 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed. Except for such indefinitely reinvested earnings, the Company provides for federal and state income taxes currently on undistributed earnings of foreign subsidiaries.

Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

As of September 25, 1999 and 1998, the significant components of the Company's deferred tax assets and liabilities were (in millions):

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Accounts receivable and inventory reserves................    $ 31       $ 87
  Accrued liabilities and other reserves....................      77         83
  Basis of capital assets and investments...................      67         71
  Tax losses and credits....................................     438        447
                                                                ----       ----
  Total deferred tax assets.................................     613        688
Less valuation allowance....................................      60        213
                                                                ----       ----
Net deferred tax assets.....................................     553        475
                                                                ----       ----
Deferred tax liabilities:
  Unremitted earnings of subsidiaries.......................     442        390
  Available-for-sale securities.............................      84         --
  Other.....................................................      12         20
                                                                ----       ----
  Total deferred tax liabilities............................     538        410
                                                                ----       ----
Net deferred tax asset......................................    $ 15       $ 65
                                                                ====       ====

As of September 25, 1999, the Company had operating loss carryforwards for federal tax purposes of approximately $414 million, which expire principally in 2011 and 2012. This does not include approximately $102 million of remaining operating loss carryforwards acquired from NeXT, which expire in 2008 - 2012, and the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company also has various state and foreign tax loss and credit carryforwards, the tax effect of which is approximately $90 million and which expire between 2001 and 2014. Most of the remaining benefits from tax losses and credits do not expire. As of September 25, 1999, a valuation allowance of $60 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates to the operating loss carryforwards acquired from NeXT and to tax benefits in certain foreign jurisdictions. The net change in the total valuation allowance in 1999 was a decrease of $153 million. Management believes it is more likely than not forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover the remaining net deferred tax assets.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 1999, 1998, and 1997) to income (loss) before provision for income taxes, is as follows (in millions):

                                                           1999       1998       1997
                                                         --------   --------   --------
Computed expected tax (benefit)........................   $ 236       $115      $(366)
State taxes, net of federal effect.....................      12         10         (3)
Indefinitely invested earnings of foreign
  subsidiaries.........................................     (29)       (15)        --
Purchase accounting and asset acquisitions.............       7          8        158
Valuation allowance....................................    (153)       (97)       208
Other individually immaterial items....................       2         (1)         3
                                                          -----       ----      -----
Provision for income taxes.............................   $  75       $ 20      $  --
                                                          =====       ====      =====
Effective tax rate.....................................      11%         6%         0%

The Internal Revenue Service (IRS) has proposed federal income tax deficiencies for the years 1984 through 1991, and the Company has made certain prepayments thereon. The Company contested the proposed deficiencies by filing petitions with the United States Tax Court, and most of the issues in dispute have now been resolved. On June 30, 1997, the IRS proposed income tax adjustments for the years 1992 through 1994. Although most of the issues for these years have been resolved, certain issues still remain in dispute and are being contested by the Company. Management believes adequate provision has been made for any adjustments that may result from tax examinations.

NOTE 6--SHAREHOLDERS' EQUITY

STOCK REPURCHASE PLAN

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. As of September 25, 1999, the Company had repurchased a total of 1.25 million shares of its common stock at a cost of $75 million.

PREFERRED STOCK

In August 1997, the Company and Microsoft Corporation (Microsoft) entered into patent cross licensing and technology agreements. In addition, Microsoft purchased 150,000 shares of Apple Series A nonvoting convertible preferred stock ("preferred stock") for $150 million. Except under limited circumstances, the shares of preferred stock may not be sold by Microsoft prior to August 5, 2000. Upon any sale of the preferred stock by Microsoft, the shares will automatically be converted into shares of Apple common stock at a conversion price of $16.50 per share, and the shares can be converted at Microsoft's option at such price after August 5, 2000. Each share of preferred stock is entitled to receive, if and when declared by the Company's Board of Directors, a dividend of $30.00 per share per annum, payable in preference to any dividend on the Company's common stock. Additionally, if the dividends per share paid on the common stock are greater than the dividends per share paid on the preferred stock on an "as if converted" basis, then the Board of Directors shall declare an additional dividend such that the dividends per share paid on the preferred stock on an "as if converted" basis, shall equal the dividends per share paid on the common stock.

1998 EXECUTIVE OFFICER STOCK PLAN

The Company has in effect a 1998 Executive Officer Stock Plan (the 1998 Plan), which replaced the 1990 Stock Option Plan terminated in April 1998, the 1981 Stock Option Plan terminated in October 1990, and the 1987 Executive Long Term Stock Option Plan terminated in July 1995. Options granted before these plans' termination dates remain outstanding in accordance with their terms. Options may be granted under the 1998 Plan to the Chairman of the Board of Directors, executive officers of the Company at the level of Senior Vice President and above, and other key employees. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire
10 years after the grant date. The 1998 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, and stock purchase rights. A total of 17,000,000 shares have been authorized for issuance under the 1998 Plan, of which 12,038,390 shares are reserved for future issuance as of September 25, 1999.

1997 EMPLOYEE STOCK OPTION PLAN

In August 1997, the Company's Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), for grants of stock options to employees who are not officers of the Company. Options may be granted under the 1997 Plan to employees at not less than the fair market value on the date of grant. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire 10 years after the grant date. A total of 18,000,000 shares have been authorized for issuance under the 1997 Plan, of which 8,605,065 shares are reserved for future issuance as of September 25, 1999.

1997 DIRECTOR STOCK OPTION PLAN

In August 1997, the Company's Board of Directors approved a Director Stock Option Plan (DSOP), for which directors of the Company are eligible. Options granted under the DSOP vest in three equal installments, on each of the first through third anniversaries of the date of grant. A total of 400,000 shares have been authorized for issuance under the DSOP, of which 220,000 shares remain reserved for future issuance. Supplementally and separate from the DSOP, 30,000 options had been granted in total to two members of the Company's Board of Directors, and were outstanding as of September 25, 1999.

EMPLOYEE STOCK PURCHASE PLAN

The Company has an employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of the six-month offering period. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. During 1999 and 1998, 540,000 and 1.1 million shares, respectively, were issued under the Purchase Plan. As of September 25, 1999, approximately 2.96 million shares were reserved for future issuance under the Purchase Plan.

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

SHAREHOLDER RIGHTS PLAN

In May 1989, the Company adopted a shareholder rights plan and distributed a dividend of one right to purchase one share of common stock (a Right) for each outstanding share of common stock of the Company. The Rights would have become exercisable in certain limited circumstances involving a potential business combination transaction of the Company and would have become initially exercisable at a price of $200 per share. Following certain other events after the Rights had become exercisable, each Right would have entitled its holder to purchase for $200 an amount of common stock of the Company, or, in certain circumstances, securities of the acquiror, having a then-current market value of two times the exercise price of the Right. The Rights expired on April 19, 1999.

STOCK OPTION ACTIVITY

A summary of the Company's stock option activity and related information for the years ended September 25, 1999 and 1998, and September 26, 1997, follows (option amounts are presented in thousands):

                                             YEAR ENDED                  YEAR ENDED                  YEAR ENDED
                                         SEPTEMBER 25, 1999          SEPTEMBER 25, 1998          SEPTEMBER 26, 1997
                                      -------------------------   -------------------------   -------------------------
                                       NUMBER      WEIGHTED-       NUMBER      WEIGHTED-       NUMBER      WEIGHTED-
                                         OF         AVERAGE          OF         AVERAGE          OF         AVERAGE
                                      OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE
                                      --------   --------------   --------   --------------   --------   --------------
Options outstanding--beginning of
  year..............................   18,694        $20.47        18,649        $17.24        14,112        $27.23
  Granted (price equals FMV)........    5,955        $38.87        13,879        $23.11        20,629        $16.91
  Granted (price less than FMV).....       --        $   --            --        $   --         1,853        $ 6.54
  Exercised.........................   (3,674)       $16.71        (1,882)       $14.35        (1,049)       $13.71
  Forfeited.........................   (2,571)       $26.02       (11,952)       $19.40       (16,896)       $24.19
                                       ------                     -------                     -------
Options outstanding--end of year....   18,404        $26.39        18,694        $20.47        18,649        $17.24
                                       ======                     =======                     =======

Options exercisable at end of
  year..............................    2,733        $19.15         1,435        $15.01         1,996        $22.02

The options granted in fiscal 1997 at a price less than fair market value were to existing NeXT optionholders as part of the total purchase price paid for NeXT (see Note 4).

The options outstanding as of September 25, 1999, have been segregated into five ranges for additional disclosure as follows (option amounts are presented in thousands):

                                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                 -----------------------------------------------   ----------------------------
                                                        WEIGHTED-
                                      OPTIONS            AVERAGE        WEIGHTED        OPTIONS        WEIGHTED
                                 OUTSTANDING AS OF      REMAINING       AVERAGE    EXERCISABLE AS OF   AVERAGE
                                   SEPTEMBER 25,     CONTRACTUAL LIFE   EXERCISE     SEPTEMBER 25,     EXERCISE
                                       1999              IN YEARS        PRICE           1999           PRICE
                                 -----------------   ----------------   --------   -----------------   --------
$1.66-$13.25...................         3,296              7.68          $12.54          1,324          $12.16
$13.26-$19.75..................         4,449              8.20          $14.95            477          $16.31
$19.76-$31.19..................         3,446              8.79          $30.07            705          $28.99
$31.20-$34.63..................         4,149              9.23          $34.41             81          $34.18
$34.64-$79.06..................         3,064              9.48          $42.92            146          $36.01
                                       ------                                            -----
$1.66-$79.06...................        18,404              8.66          $26.39          2,733          $19.15
                                       ======                                            =====

As of September 25, 1999, approximately 20.9 million options were reserved for future grant under the Company's stock option plans.

In December 1997, the Board of Directors approved an option exchange program allowing employees to exchange all (but not less than all) of their existing options (vested and unvested) with an exercise price greater than $13.6875, on a one-for-one basis for new options with an exercise price of $13.6875, the fair market value of the Company's common stock on December 19, 1997, and a new four year vesting schedule beginning in December 1997. A total of 4.7 million options with a weighted-average exercise price of $19.90 per share were exchanged for new options as a result of this program.

In July 1997, the Board of Directors approved an option exchange program allowing employees to exchange all (but not less than all) of their existing options (vested and unvested) to purchase Apple common stock (other than options granted and assumed from NeXT) for options having an exercise price of $13.25 and a new three year vesting period beginning in July of 1997. Approximately
7.9 million options were repriced under this program.

NOTE 7--STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board (APB) Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options and employee stock purchase plan shares because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plan shares. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options granted and employee stock purchase plan purchases subsequent to September 29, 1995, under the fair value method of that statement. The fair values for these options and stock purchases were estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. The weighted-average fair value per share of options granted during 1998 and 1997 includes the excess value of the repriced options granted during those fiscal years less the value of the related forfeited options on the date the repriced options were granted. The assumptions used for each of the last three fiscal years and the resulting estimate of weighted-average fair value per share of options granted during those years are as follows:

                                                1999        1998        1997
                                              ---------   ---------   ---------
Expected life of options....................    4 years   3.5 years     3 years
Expected life of stock purchases............   6 months    6 months    6 months
Interest rate--stock options................      5.02%       5.54%        6.3%
Interest rate--stock purchases..............      4.89%       5.37%        5.3%
Volatility--stock options...................        55%         78%         74%
Volatility--stock purchases.................        59%         56%         52%
Dividend yields.............................          0           0           0

Weighted-average fair value of options
  granted during the year...................     $19.22      $12.98       $7.49

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the

Company's employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options and employee stock purchase plan shares.

For purposes of pro forma disclosures, the estimated fair value of the options and shares are amortized to pro forma net income (loss) over the options' vesting period and the shares' plan period. The value of the options granted to NeXT optionholders in 1997 has been included in the total purchase price paid for NeXT and, therefore, is not included in the adjustment to arrive at the pro forma net loss. The Company's pro forma information for each of the last three fiscal years follows (in millions, except per share amounts):

                                                         1999       1998       1997
                                                       --------   --------   --------
Net income (loss)--as reported.......................   $ 601      $ 309     $(1,045)

Net income (loss)--pro forma.........................   $ 528      $ 266     $(1,082)

Net income (loss) per common share--as reported
  Basic..............................................   $4.20      $2.34     $ (8.29)
  Diluted............................................   $3.61      $2.10     $ (8.29)

Net income (loss) per common share--pro forma
  Basic..............................................   $3.69      $2.02     $ (8.58)
  Diluted............................................   $3.25      $1.83     $ (8.58)

As SFAS No. 123 is applicable only to options granted or shares issued subsequent to September 29, 1995, its pro forma effect was not fully reflected until 1999.

NOTE 8--COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of 5 to 10 years and generally provide renewal options for terms of up to 5 additional years. Rent expense under all operating leases was approximately $61 million, $63 million, and $106 million in 1999, 1998, and 1997, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 25, 1999, are as follows (in millions):

FISCAL YEARS
------------
2000........................................................  $ 46
2001........................................................    41
2002........................................................    29
2003........................................................    19
2004........................................................    14
Later years.................................................    35
                                                              ----
Total minimum lease payments................................  $184
                                                              ====

CONCENTRATIONS IN THE AVAILABLE SOURCES OF SUPPLY OF MATERIALS AND PRODUCT

Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application-specific integrated circuits, or "ASICs") are currently obtained by the Company from single or limited sources. If the supply of a key single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. In addition, the Company uses some components that are not common to the rest of the personal computer industry. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Finally, significant portions of the Company's CPUs, logic boards, and assembled products are now manufactured by outsourcing partners. Although the Company works closely with its outsourcing partners on manufacturing schedules and levels, the Company's operating results could be adversely affected if its outsourcing partners were unable to meet their production obligations.

LITIGATION

ABRAHAM AND EVELYN KOSTICK TRUST V. PETER CRISP ET AL.

In January 1996, a purported shareholder derivative action was filed in the California Superior Court for Santa Clara County naming the Company and its then directors as defendants, seeking injunctive relief and damages for alleged acts of mismanagement. Between February 1996 and October 1997, the complaint was amended several times as a result of the Courts' rulings upon various demurrers filed by the Company. The Third Amended Complaint was filed in October 1997, and eliminated the class action claims and restated claims against certain directors and former directors. In November 1997, the Company's Board of Directors appointed a special investigation committee and engaged independent counsel to assist in the investigation of the claims made in the Third Amended Complaint. This matter was settled during the fourth quarter of 1999 for an amount not material to the Company's financial position or results of operations.

LS MEN'S CLOTHING DEFINED BENEFIT PENSION FUND V. MICHAEL SPINDLER ET AL.

In May 1996, an action was filed in the California Superior Court naming as defendants the Company and certain of its current and former officers and directors and seeking compensatory and punitive damages for alleged misrepresentation and omission of material facts about the Company's operations and financial results. Between May 1996 and November 1997, the complaint was has been amended several times as a result of the Court's rulings upon various demurrers of the Company. In January 1998, the Company and three individual defendants brought a motion to dismiss the third amended complaint, and, in March 1998, the Court granted the motion to dismiss the third amended complaint without leave to amend. The plaintiffs filed an appeal in the Sixth Appellate District in June 1998. The Court of Appeal heard oral argument in November 1999 and has not yet ruled.

"REPETITIVE STRESS INJURY" LITIGATION

The Company was named in approximately 60 lawsuits between 1991 to 1995, alleging plaintiffs incurred so-called "repetitive stress" injuries to their upper extremities as a result of using keyboards and/or mouse input devices sold by the Company. These actions are similar to those filed against other major suppliers of personal computers. All but three of the cases against the Company were dismissed by the end of fiscal 1998. During fiscal 1999, the remaining three cases were dismissed.

MONITOR-SIZE LITIGATION

In August 1995, the Company was named, along with 41 other entities, including computer manufacturers and computer monitor vendors, in a putative nationwide class action filed in the California Superior Court for Orange County, styled Keith Long et al. v. Amazing Technologies Corp. et al. The complaint alleges each of the defendants engaged in false or misleading advertising with respect to the size of computer monitor screens. Also in August 1995, the Company was named as the sole defendant in a purported class action alleging similar claims filed in the New Jersey Superior Court for Camden County, entitled Mahendri Shah
v. Apple Computer, Inc. Subsequently, in November 1995, the Company, along with 26 other entities, was named in a purported class action alleging similar claims filed in the New Jersey Superior Court for Essex County, entitled Maizes & Maizes v. Apple Computer, Inc. et al.. The complaints in all of these cases seek restitution in the form of refunds or product exchange, damages, punitive damages, and attorneys fees. In December 1995, the California Judicial Council ordered all of the California actions, including Long, coordinated for purposes of pretrial proceedings and trial before a single judge. These actions were subsequently coordinated under the name In re Computer Monitor Litigation. In July 1996, the Court ordered all of the California cases dismissed without leave to amend as to plaintiffs residing in California. In March 1998, the Court granted final approval of a settlement resolving all claims and all subsequent appeals have been dismissed.

EXPONENTIAL TECHNOLOGY INC. V. APPLE COMPUTER, INC.

Plaintiff, Exponential Technology, Inc. (Exponential), alleged the Company, which was an investor in Exponential, breached its fiduciary duty to Exponential by misusing confidential information and that the Company fraudulently misrepresented the facts about allowing Exponential to sell its processors to the Company's Mac OS licensees. The lawsuit was filed in California Superior Court for Santa Clara County. In November 1997, the Company filed a demurrer to portions of the complaint, which the Court granted in part. In January 1998, the plaintiff filed an Amended Complaint. In March 1998, the Company filed a cross-complaint for damages against Exponential alleging breach of contract, negligent misrepresentation, and violations of the California Corporations Code. This matter was settled during the fourth quarter of 1999 for an amount not material to the Company's financial position or results of operations.

FTC INQUIRY--PRADO V. APPLE COMPUTER, INC. (AND RELATED ACTIONS)

In October 1997, Apple began charging all U.S. noneducation customers for live telephone technical support beyond 90 days after purchase of Apple products. In late 1997, the Federal Trade Commission (FTC) commenced an investigation into customer complaints that Apple's change in technical support practices was either unfair or contrary to earlier representations to certain customers. Four purported class action lawsuits were filed against Apple related to this change. During the fourth quarter of 1999, the regional and national offices of the FTC approved a settlement with the Company, and a settlement was approved by the Court in three of the class action suits. In November 1999, two appeals were filed objecting to the settlement and therefore the settlement is stayed pending resolution of the appeals. Settlement of these matters was not material to the Company's financial position or results of operations.

MICROWARE SYSTEMS CORPORATION V. APPLE COMPUTER, INC.

Plaintiff, Microware Systems Corporation (Microware), filed this action against the Company on September 1, 1999, in the United States District Court for the Southern District of Iowa. Microware alleges that the Company's current release of its Mac OS operating system, Mac OS 9, infringes Microware's trademark for its real time operating system, OS-9. Microware asserts claims for trademark infringement, false designation of origin, dilution and common law trademark infringement and unfair competition. On October 14, 1999, Microware filed a motion for preliminary injunction seeking to enjoin the Company from using the designation "Mac OS 9" and to order the Company to cancel and withdraw all packaging and advertisements that mention "Mac OS 9." The Company has opposed the motion for preliminary injunction and has filed a motion for summary judgment against all of Microware's claims. The Court has not yet scheduled a hearing date for the motion.

OTHER LITIGATION

The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

NOTE 9--SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, and Japan. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company's subsidiary, Filemaker, Inc. Each reportable operating segment provides similar products and services, and the accounting policies of the various segments are the same as those described in the Summary of Significant Accounting Policies in Note 1.

The Company evaluates the performance of its operating segments based on net sales and operating income. Operating income for each segment includes revenue, cost of sales, and operating expenses directly attributable to the segment. Net sales are based on the location of the customers. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the reportable segment. Costs excluded from segment operating income include various corporate expenses, income taxes, and nonrecurring charges for purchased in-process research and development, restructuring, and acquisition related costs. Corporate expenses include research and development, manufacturing expenses not included in segment cost of sales, corporate marketing expenses, and other separately managed general and administrative expenses. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, and intangible assets. Capital expenditures for long-lived assets are not reported to management by segment.

Summary information by segment follows (in millions):

                                                        1999       1998       1997
                                                      --------   --------   --------
Americas:
  Net Sales.........................................   $3,527     $3,468     $3,668
  Operating Income..................................   $  493     $  345     $   57
  Depreciation and Amortization.....................   $    4     $    4     $    6
  Segment Assets (a)................................   $  468     $  671     $  793

Europe:
  Net Sales.........................................   $1,317     $1,295     $1,536
  Operating Income..................................   $  156     $   69     $    0
  Depreciation and Amortization.....................   $    3     $    5     $    9
  Segment Assets....................................   $  169     $  262     $  371

Japan:
  Net Sales.........................................   $  858     $  731     $1,098
  Operating Income..................................   $  173     $   97     $   70
  Depreciation and Amortization.....................   $    2     $    2     $    4
  Segment Assets....................................   $   94     $  178     $  284

Other Segments:
  Net Sales.........................................   $  432     $  447     $  779
  Operating Income..................................   $   82     $   59     $  143
  Depreciation and Amortization.....................   $    3     $    5     $    7
  Segment Assets....................................   $  104     $   82     $  236

------------------------

(a) The Americas asset figures do not include fixed assets held in the United States. Such fixed assets are not allocated specifically to the Americas segment and are included in the corporate assets figures below.

A reconciliation of the Company's segment operating income (loss), and assets to the consolidated financial statements follows (in millions):

                                                       1999       1998       1997
                                                     --------   --------   --------
Segment Operating Income...........................   $  904     $  570    $   270
Corporate Expenses, net............................     (518)      (302)      (673)
In-process Research and Development................       --         (7)      (375)
Restructuring......................................      (27)        --       (217)
Termination of License Agreement...................       --         --        (75)
                                                      ------     ------    -------
  Total Operating Income (loss)....................   $  359     $  261    $(1,070)
                                                      ======     ======    =======

Segment Assets.....................................   $  835     $1,193    $ 1,684
Corporate Assets...................................    4,326      3,096      2,549
                                                      ------     ------    -------
  Total Assets.....................................   $5,161     $4,289    $ 4,233
                                                      ======     ======    =======

Segment Depreciation and Amortization..............   $   12     $   16    $    26
Corporate Depreciation and Amortization............       73         95         92
                                                      ------     ------    -------
    Total Depreciation and Amortization............   $   85     $  111    $   118
                                                      ======     ======    =======

A large portion of the Company's net sales is derived from its international operations. Also, a majority of the raw materials used in the Company's products is obtained from sources outside of the United States, and a majority of the products sold by the Company is assembled internationally in the Company's facilities in Cork, Ireland and Singapore or by third-party vendors in Taiwan, Korea, Mexico, and the United Kingdom. As a result, the Company is subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight charges. No single customer accounted for more than 10% of net sales in 1999, 1998, or 1997. Net sales and long-lived assets related to operations in the United States, Japan, and other foreign countries are as follows (in millions):

                                                        1999       1998       1997
                                                      --------   --------   --------
Net Sales:
United States.......................................   $3,394     $3,287     $3,507
Japan...............................................      858        731      1,098
Other Foreign Countries.............................    1,882      1,923      2,476
                                                       ------     ------     ------
  Total Net Sales...................................   $6,134     $5,941     $7,081
                                                       ======     ======     ======

Long-Lived Assets:
United States.......................................   $  335     $  336     $  474
Japan...............................................        7          5         11
Other Foreign Countries.............................       62         94        188
                                                       ------     ------     ------
  Total Long-Lived Assets...........................   $  404     $  435     $  673
                                                       ======     ======     ======

Information regarding net sales by product is as follows (in millions):

                                                        1999       1998       1997
                                                      --------   --------   --------
Net Sales:
Power Macintosh.....................................   $2,345     $2,421     $2,341
PowerBook...........................................      823        913      1,172
iMac (a)............................................    1,905      1,528      2,158
iBook...............................................        9         --         --
Software, Service, and Other Net Sales..............    1,052      1,079      1,410
                                                       ------     ------     ------
  Total Net Sales...................................   $6,134     $5,941     $7,081
                                                       ======     ======     ======

------------------------

(a) Net sales figures for iMac in 1998 and 1997 include sales of the Company's previous consumer and education oriented Macintosh products.

NOTE 10--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           FOURTH QUARTER   THIRD QUARTER   SECOND QUARTER   FIRST QUARTER
                                           --------------   -------------   --------------   -------------
                                               (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
1999
Net sales................................      $1,336           $1,558          $1,530          $1,710
Gross margin.............................      $  384           $  427          $  403          $  482
Net income...............................      $  111           $  203          $  135          $  152
Earnings per common share:
  Basic..................................      $ 0.69           $ 1.41          $ 0.99          $ 1.12
  Diluted................................      $ 0.63           $ 1.20          $ 0.84          $ 0.95

1998
Net sales................................      $1,556           $1,402          $1,405          $1,578
Gross margin.............................      $  417           $  360          $  349          $  353
Net income...............................      $  106           $  101          $   55          $   47
Earnings per common share:
  Basic..................................      $ 0.79           $ 0.76          $ 0.42          $ 0.37
  Diluted................................      $ 0.68           $ 0.65          $ 0.38          $ 0.33

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Net income during the fourth, third, second, and first quarters of 1999 included after tax gains resulting from the sale of shares of the Company's investment in ARM of $37 million, $89 million, $50 million, and $29 million, respectively. Gains before tax on the sale of ARM shares are recognized as other income. Net income for the fourth quarter of 1999 included a net $18 million restructuring charge for contract cancellation charges related to previously outsourced services and previously discontinued business. Net income for the second quarter of 1999 included a $9 million restructuring charge resulting from actions by the Company to improve the flexibility and efficiency of its manufacturing operations, which included moving final assembly of certain of its products to third-party manufacturers.

Net income for the third quarter of 1998 included after tax gains resulting from the sale of shares of the Company's investment in ARM of $33 million. The third quarter of 1998 also includes the recognition of

$7 million of purchased in-process research and development charged to operations upon acquisition.

SCHEDULE II

                              APPLE COMPUTER, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN MILLIONS)

                                                                  CHARGED TO
ALLOWANCE FOR                                         BEGINNING   COSTS AND                     ENDING
DOUBTFUL ACCOUNTS:                                     BALANCE     EXPENSES    DEDUCTIONS(1)   BALANCE
------------------                                    ---------   ----------   -------------   --------
Year Ended September 25, 1999.......................     $81          $ 2           $15          $68
Year Ended September 25, 1998.......................     $99          $11           $29          $81
Year Ended September 26, 1997.......................     $91          $35           $27          $99

------------------------

(1) Represents amounts written off against the allowance, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Listed below are the Company's directors whose terms expire at the next annual meeting of shareholders.

NAME                                  POSITION WITH THE COMPANY               AGE      DIRECTOR SINCE
----                                  -------------------------             --------   --------------
William V. Campbell.................  Director                                 58           1997
Gareth C.C. Chang...................  Director                                 55           1996
Millard S. Drexler..................  Director                                 55           1999
Lawrence J. Ellison.................  Director                                 54           1997
Steven P. Jobs......................  Director and interim Chief Executive     43           1997
                                      Officer
Edgar S. Woolard, Jr................  Director                                 64           1996
Jerome B. York......................  Director                                 60           1997

WILLIAM V. CAMPBELL has been chairman of the Board of Directors of Intuit, Inc. ("INTUIT") since August 1998. Since September 1999, Mr. Campbell has been acting as Chief Executive Officer of Intuit. From April 1994 to August 1998,
Mr. Campbell was President and Chief Executive Officer and a director of Intuit. From January 1991 to December 1993, Mr. Campbell was President and Chief Executive Officer of GO Corporation. Mr. Campbell also serves on the board of directors of SanDisk Corporation and Great Plains Software.

GARETH C. C. CHANG has served as Chairman and Chief Executive Officer of STAR TV since September 1998. Prior to joining STAR TV, Mr. Chang was President of Hughes Electronics International and Corporate Senior Vice President of Hughes Electronics since 1993. Previously, he was Corporate Vice President of McDonnell Douglas Corporation. He is currently an executive director of News Corp., and a member of the Advisory Council of Nike Inc.

MILLARD S. DREXLER has been Chief Executive Officer of Gap Inc. since 1995, and President of the Gap, Inc. since 1987. He has also served as the Chief Executive Officer of the Gap Division since 1987 and the Chief Executive Officer of Old Navy Inc. since 1997. From 1993 to 1995 he served as the Chief Operating Officer of the Gap Division and from 1988 to 1997 served as the Chief Executive Officer of Banana Republic, Inc. Mr. Drexler is currently a director of Restoration Hardware, Inc.

LAWRENCE J. ELLISON has been Chief Executive Officer and a director of Oracle Corporation ("ORACLE") since he co-founded Oracle in May 1977, and was President of Oracle until June 1996. Mr. Ellison has been Chairman of the Board of Oracle since June 1995. Mr. Ellison is also a director of SuperGen, Inc., Liberate Technologies, and Spring Group PLC.

STEVEN P. JOBS is one of the Company's co-founders and currently serves as its interim Chief Executive Officer. Mr. Jobs is also the Chairman and Chief Executive Officer of Pixar Animation Studios. In addition, Mr. Jobs co-founded NeXT Software, Inc. ("NEXT") and served as the Chairman and Chief Executive Officer of NeXT from 1985 until 1997 when NeXT was acquired by the Company. Mr. Jobs is currently a director of Gap Inc.

EDGAR S. WOOLARD, JR. retired as Chairman of the Board of Directors of E. I. DuPont de Nemours & Co. ("DUPONT") in October 1997, having served as Chariman since 1989. He remains a director of DuPont. Previously, he held the positions of President and Chief Executive Officer of DuPont. He is currently a director of CITIGROUP, Inc. and DuPont.

JEROME B. YORK is Chief Executive Officer of Harwinton Corporation, a private investment and consulting concern he founded in 1999. Previously, he was Vice Chairman of Tracinda Corporation from September 1995 to October 1999. In
May 1993, he joined International Business Machines Corporation ("IBM") as Senior Vice President and Chief Financial Officer, and he served as a director of IBM from January 1995 to August 1995. Prior to joining IBM, Mr. York served in a number of executive positions at Chrysler Corporation, including Executive Vice President-Finance and Chief Financial Officer from May 1990 to May 1993. He also served as a director of Chrysler Corporation from 1992 to 1993. Mr. York is also a director of Waste Management, Inc., MGM Grand, Inc.,
Metro-Goldwyn-Mayer, Inc. and National TechTeam, Inc.

EXECUTIVE OFFICERS

The following sets forth certain information regarding executive officers of the Company. Information pertaining to Mr. Jobs, who is both a director and an executive officer of the Company, may be found in the section entitled "DIRECTORS".

FRED D. ANDERSON, Executive Vice President and Chief Financial Officer (age
55) joined the Company in April 1996. Prior to joining the Company, Mr. Anderson was Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc. ("ADP"), a position he held from August 1992 to March 1996.

TIMOTHY D. COOK, Senior Vice President, Worldwide Operations (age 39) joined the Company in February 1998. Prior to joining the Company, Mr. Cook held the position of Vice President, Corporate Materials for Compaq Computer Corporation ("COMPAQ"). Previous to his work at Compaq, Mr. Cook was the Chief Operating Officer of the Reseller Division at Intelligent Electronics. Mr. Cook also spent 12 years with IBM, most recently as Director of North American Fulfillment.

NANCY R. HEINEN, Senior Vice President, General Counsel and Secretary (age
43) joined the Company in September 1997. Prior to joining the Company, Ms. Heinen held the position of Vice President, General Counsel and Secretary of the Board of Directors at NeXT from February 1994 until the acquisition of NeXT by the Company in February 1997.

MITCHELL MANDICH, Senior Vice President, Worldwide Sales (age 51) joined the Company in February 1997 upon the Company's acquisition of NeXT. Mr. Mandich has also served the Company in the position of Vice President, North American Business Division. Prior to joining the Company, Mr. Mandich held the position of Vice President, Worldwide Sales and Service with NeXT from December 1995 through February 1997.

JONATHAN RUBINSTEIN, Senior Vice President, Hardware Engineering (age 43), joined the Company in February 1997. Before joining the Company, Mr. Rubinstein was Executive Vice President and Chief Operating Officer of FirePower Systems Incorporated ("FIREPOWER"), from May 1993 to August 1996. Mr. Rubinstein also serves as a member of the Board of Directors of Immersion Corporation.

AVADIS TEVANIAN, JR., PH.D., Senior Vice President, Software Engineering (age
38), joined the Company in February 1997 upon the Company's acquisition of NeXT. With NeXT, Dr. Tevanian held several positions, including Vice President, Engineering, from April 1995 to February 1997. Prior to April 1995,
Dr. Tevanian worked as an engineer with NeXT and held several management positions.

SINA TAMADDON, Senior Vice President, Service & Support (age 42) joined the Company in September 1997. Mr. Tamaddon has also served with the Company in the position of Vice President and General Manager, Newton Group. Before joining the Company, Mr. Tamaddon held the position of Vice President, Europe with NeXT from September 1996 through March 1997. From August 1994 to August 1996,
Mr. Tamaddon held the position of Vice President, Professional Services with
NeXT.

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

Based solely upon a review of the copies of such forms furnished to the Company, the absence of a Form 3 or Form 5 or written representations that no Forms 5 were required, the Company believes that, during fiscal year 1999, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

INFORMATION REGARDING EXECUTIVE COMPENSATION

The following table summarizes compensation information for the last three fiscal years for (i) Mr. Jobs, interim Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of the fiscal year (collectively, the "NAMED EXECUTIVE OFFICERS").

                           SUMMARY COMPENSATION TABLE

                                                                                       SECURITIES
                                                                        RESTRICTED     UNDERLYING     ALL OTHER
NAME AND                               FISCAL     SALARY     BONUS     STOCK AWARDS     OPTIONS      COMPENSATION
PRINCIPAL POSITION                      YEAR       ($)        ($)          ($)            (#)            ($)
------------------                    --------   --------   --------   ------------   ------------   ------------
                                                   ANNUAL COMPENSATION                 LONG-TERM
                                                                                      COMPENSATION
Steven P. Jobs......................    1999           1         --           --             --             --
interim Chief Executive Officer         1998           1         --           --             --             --
                                        1997          --         --           --         30,000(1)          --

Fred D. Anderson....................    1999     605,260         --           --        475,000         29,700(2)
Executive Vice President                1998     604,283         --           --        250,000(3)      60,123(4)
and Chief Financial Officer             1997     520,311         --       40,748(5)     850,000(6)     250,489(7)

Timothy D. Cook.....................    1999     401,940         --           --        300,000         29,519(8)
Senior Vice President,                  1998     223,953    500,000(9)        --        700,000         90,849(10)
Worldwide Operations                    1997          --         --           --             --             --

Mitchell Mandich....................    1999     402,941         --           --        387,876          7,200(11)
Senior Vice President,                  1998     402,253         --           --        424,250(3)       8,118(11)
Worldwide Sales                         1997     174,348    104,000           --        565,050(6)(12)     1,730(11)

Jonathan Rubinstein.................    1999     402,200         --           --        458,334          5,888(13)
Senior Vice President,                  1998     402,095         --           --        300,000(3)       4,804(11)
Hardware Engineering                    1997     250,262    100,000       19,108(5)     700,000(6)       1,864(11)

--------------------------

 (1) Mr. Jobs was granted 30,000 stock options in his capacity as a director of the Company pursuant to the 1997 Director Stock Option Plan.

 (2) Consists of $22,500 in relocation assistance and $7,200 in matching contributions made by the Company in accordance with the terms of the 401(k) plan.

 (3) Includes the replacement of 250,000, 224,250 and 300,000 options that were previously granted to Messrs. Anderson, Mandich and Rubinstein, respectively, and canceled pursuant to the December 1997 stock option exchange program. Other than the replacement options, Messrs. Anderson and Rubinstein were not granted any options during the fiscal year.

 (4) Includes $55,000 in relocation assistance and $5,123 in matching contributions made by the Company in accordance with the terms of the 401(k) plan.

 (5) For fiscal year 1997, these amounts represent the value on February 5, 1997 of the Common Stock underlying the Performance Shares earned by Mr. Anderson and Mr. Rubinstein under the terms of the Senior Officers Restricted Performance Share Plan.

    Mr. Anderson and Mr. Rubinstein earned 2,672 and 1,253 performance shares, respectively. No dividends were paid on the Performance Shares. As of the last day of fiscal year 1997, Mr. Anderson and Mr. Rubistein held no other Performance Shares or restricted stock.

 (6) Includes the replacement of 500,000, 50,000 and 200,000 options that were previously granted to Messrs. Anderson, Mandich and Rubinstein respectively, and canceled pursuant to the July 1997 stock option exchange program.

 (7) Consists of $245,497 in relocation assistance and $4,992 in matching contributions made by the Company in accordance with the terms of its 401(k) plan.

 (8) Consists of $24,719 in relocation assistance and $4,800 in matching contributions made by the Company in accordance with the terms of the 401
     (k) plan.

 (9) In connection with his employment, Mr. Cook received a one-time hiring bonus in the amount of $500,000.

 (10) Consists of $86,049 in relocation assistance and $4,800 in matching contributions made by the Company in accordance with the terms of its 401(k) plan.

 (11) Consists of matching contributions made by the Company in accordance with the terms of its 401(k) plan.

 (12) Includes 240,800 NeXT options that were converted into Apple options during fiscal year 1997 in connection with Apple's acquisition of NeXT.

 (13) Includes $3,465 from the disqualifying disposition of the sale of shares of the Company stock acquired through the Company's Employee Stock Purchase Plan and $2,423 in matching contributions made by the Company in accordance with the terms of the 401 (k) plan.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information about option grants to the Named Executive Officers during fiscal year 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                  INDIVIDUAL GRANTS
                             ------------------------------------------------------------
                             NUMBER OF                                                      POTENTIAL REALIZABLE VALUE AT
                             SECURITIES                                                        ASSUMED ANNUAL RATES OF
                             UNDERLYING   PERCENT OF TOTAL                                  STOCK PRICE APPRECIATION FOR
                              OPTIONS     OPTIONS GRANTED       EXERCISE                           OPTION TERM(3)
                              GRANTED     TO EMPLOYEES IN        OR BASE       EXPIRATION   -----------------------------
NAME                            (#)        FISCAL YEAR(1)    PRICE ($/SH)(2)      DATE         5% ($)          10% ($)
----                         ----------   ----------------   ---------------   ----------   -------------   -------------
Steven P. Jobs.............        --           0.00%                 --             --               --              --
Fred D. Anderson...........   475,000           7.98%            $34.625         3/2/09      $10,343,351     $26,212,083
Timothy D. Cook............   300,000           5.03%            $34.625         3/2/09      $ 6,532,643     $16,555,000
Mitchell Mandich...........   387,876           6.51%            $34.625         3/2/09      $ 8,446,185     $21,404,290
Jonathan Rubinstein........   458,334           7.70%            $34.625         3/2/09      $  9,980441     $25,292,398

------------------------

(1) Based on an aggregate of 5,955,586 options granted to all employees during fiscal year 1999. Options typically vest in four equal annual installments commencing on the first anniversary of the date of grant.

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

OPTIONS EXERCISED AND YEAR-END OPTION HOLDINGS

The following table provides information about stock option exercises by the Named Executive Officers during fiscal year 1999 and stock options held by each of them at fiscal year-end.

              AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED IN-
                                  SHARES                  OPTIONS AT FISCAL YEAR-END       THE-MONEY OPTIONS AT
                                ACQUIRED ON     VALUE                 (#)                 FISCAL YEAR-END ($)(2)
                                 EXERCISE     REALIZED    ---------------------------   ---------------------------
NAME                                (#)        ($)(1)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                            -----------   ---------   -----------   -------------   -----------   -------------
Steven P. Jobs...............          --            --      20,000         10,000         838,750         419,375
Fred D. Anderson.............      95,834     2,714,134     166,666        829,166       8,614,549      32,622,361
Timothy Cook.................     175,000     3,829,359           0        825,000               0      33,900,000
Mitchell Mandich.............     179,463     5,695,545      31,717        797,979       1,713,719      33,372,127
Jonathan Rubinstein..........      75,000     2,400,000      66,667        750,000       3,445,851      28,870,298

------------------------

(1) Market value of underlying securities (based on the fair market value of Common Stock on the Nasdaq National Market) at the time of exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at the end of fiscal year 1999 (based on $64.9375 per share, the closing price of Common Stock on the Nasdaq National Market on September 24, 1999), minus the exercise price.

DIRECTOR COMPENSATION

In 1997, the Company ended its practice of paying cash retainers and fees to directors, and approved the Apple Computer, Inc. 1997 Director Stock Option Plan (the "DIRECTOR PLAN"). The Director Plan was approved by the shareholders in April 1998, and 400,000 shares have been reserved for issuance under the Director Plan. Pursuant to the Director Plan, the Company's non-employee directors are granted an option to acquire 30,000 shares of Common Stock upon their initial election to the Board ("INITIAL OPTIONS"). On the fourth anniversary of a non-employee director's initial election to the Board and on each subsequent anniversary, the director will be entitled to receive an option to acquire 10,000 shares of Common Stock ("ANNUAL OPTIONS"). Initial Options vest and become exercisable in equal annual installments on each of the first through third anniversaries of the date of grant. Annual Options are fully vested and immediately exercisable on their date of grant. As of October 31, 1999, there were options for 180,000 shares outstanding under the Director Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the Board's Compensation Committee are Messrs. Woolard and Chang, neither of whom is an employee of the Company. No person who was an employee of the Company in fiscal year 1999 served on the Compensation Committee in fiscal year 1999. During fiscal year 1999, no executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

COMPANY STOCK PERFORMANCE

The following graph shows a five-year comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Composite Index (the "S&P 500") and the S&P Computers (Hardware) Index (the "INDUSTRY INDEX"). The graph assumes $100 was invested in each of the Common Stock, the S&P 500 and the Industry Index on September 30, 1994. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

                            CUMULATIVE TOTAL RETURN
         BASED UPON AN INITIAL INVESTMENT OF $100 ON SEPTEMBER 30, 1994
                           WITH DIVIDENDS REINVESTED

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

CUMULATIVE TOTAL RETURN
BASED UPON AN INITIAL INVESTMENT OF $100 ON SEPTEMBER 30,
1994
WITH DIVIDENDS REINVESTED
                                                              Apple Computer Inc.  S&P 500  S&P Computers (Hardware)
30-Sep-94                                                                    $100     $100                      $100
29-Sep-95                                                                    $112     $130                      $143
27-Sep-96                                                                     $67     $156                      $173
26-Sep-97                                                                     $64     $219                      $322
25-Sep-98                                                                    $117     $246                      $391
25-Sep-99                                                                    $196     $304                      $633
SOURCE: GEORGESON SHAREHOLDER COMMUNICATION INC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of November 30, 1999 (the "TABLE DATE") with respect to the beneficial ownership of the Company's Common Stock by (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Named Executive Officer listed in the Summary Compensation Table under the heading "EXECUTIVE COMPENSATION" and (iv) all directors and executive officers as a group. On the Table Date, 161,159,281 shares of Common Stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

        SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

                                                         SHARES OF COMMON STOCK
NAME OF BENEFICIAL OWNER                                 BENEFICIALLY OWNED(1)
------------------------                                 ----------------------
Fred D. Anderson.......................................           63,836(2)
William V. Campbell....................................           20,251(3)
Gareth C. C. Chang.....................................           22,000(3)
Timothy D. Cook........................................                0
Millard S. Drexler.....................................                0
Lawrence J. Ellison....................................           20,000(3)
Steven P. Jobs.........................................           20,001(3)
Mitchell Mandich.......................................          197,980(4)
Jonathan Rubinstein....................................           77,319(5)
Edgar S. Woolard, Jr...................................           18,000
Jerome B. York.........................................           30,000(3)
All executive officers and directors as a group
  (14 persons).........................................          781,315(6)

------------------------

(1) All amounts listed in this table represent less than 1% of the issued and outstanding shares of Common Stock on the Table Date.

(2) Includes 62,500 shares of Common Stock which Mr. Anderson has the right to acquire by exercise of stock options.

(3) Includes 20,000 shares of Common Stock which Messrs. Campbell, Chang, Ellison, Jobs and York each have the right to acquire by exercise of stock options.

(4) Constitutes 197,980 shares of Common Stock which Mr. Mandich has the right to acquire by exercise of stock options.

(5) Includes 75,000 shares of Common Stock which Mr. Rubinstein has the right to acquire by exercise of stock options.

(6) Represents shares of Common Stock held by 14 executive officers and directors and options held by such individuals that were exercisable at the Table Date or within 60 days thereafter.

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

In February 1998, Mr. Cook joined the Company as Senior Vice President, Worldwide Operations. Under the terms of his employment, he is entitled to an annual base salary of no less than $400,000. In addition, Mr. Cook received a one-time hiring bonus in the amount of $500,000 and a stock option grant with a sell-back provision. The sell-back provision provides that during the five-day period starting on the second anniversary of his commencement of employment, he may elect to sell all of his remaining vested and unvested options and shares (obtained through the exercise of such options) back to the Company for the sum of $3 million less any profits Mr. Cook has realized to date through the exercise and sale of such options (the "Sell-back Option"). During fiscal 1999, Mr. Cook realized net profits from the exercise and sale of his options in excess of $3 million. The Sell-back Option has no future effect. If Mr. Cook's employment is terminated by the Company without "Cause" during the first two years of his employment, he will be entitled to receive an amount equal to $800,000 minus the total base salary he has received since the start of his employment.

CHANGE IN CONTROL ARRANGEMENTS--STOCK OPTIONS

In the event of a "change in control" of the Company, all outstanding options under the Company's stock option plans, except the Director Stock Option Plan, will, unless otherwise determined by the plan administrator, become exercisable in full, and will be cashed out at an amount equal to the difference between the applicable "change in control price" and the exercise price. The Director Stock Option Plan provides that upon a "change in control" of the Company, all unvested options held by non-employee directors will automatically become fully vested and exercisable and will be cashed out at an amount equal to the difference between the applicable "change in control price" and the exercise price of the options. A "change in control" under these plans is generally defined as (i) the acquisition by any person of 50% or more of the combined voting power of the Company's outstanding securities or (ii) the occurrence of a transaction requiring shareholder approval and involving the sale of all or substantially all of the assets of the Company or the merger of the Company with or into another corporation.

In addition, options granted to Timothy D. Cook, Nancy R. Heinen, Mitchell Mandich and Sina Tamaddon provide that in the event there is a "change in control", as defined in the Company's stock option plans, and if in connection with or following such "change in control", their employment is terminated without "Cause" or if they should resign for "Good Reason", those options outstanding that are not yet vested and exercisable as of the date of such "change in control", shall become fully vested and exercisable. Generally, "Cause" is defined to include a felony conviction, willful disclosure of confidential information or willful and continued failure to perform his or her employment duties. "Good Reason" includes resignation of employment as a result of a substantial diminution in position or duties, or an adverse change in title or reduction in annual base salary.

CHANGE IN CONTROL ARRANGEMENTS--RETENTION AGREEMENTS

The Company was a party to retention agreements (the "RETENTION AGREEMENTS") with three executive officers (Messrs. Anderson, Rubinstein and Tevanian) providing for certain cash payments in the event of a termination of employment following a change in control of the Company. In March, 1999, Messrs. Anderson, Rubinstein and Tevanian agreed to waive any rights they may have under the Retention Agreements. In exchange, all options previously granted to Messrs. Anderson, Rubinstein and Tevanian were amended to include a "change in control" provision similar to the provision contained in option grants to Messrs. Cook, Mandich, Tamaddon and Ms. Heinen.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the Company's use of aircraft to transport its executive officers, the Company paid approximately $102,865 during fiscal year 1999 to Wing & A Prayer, a company wholly-owned by Lawrence J. Ellison.

                      REPORT OF THE COMPENSATION COMMITTEE
              OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors (the "COMMITTEE"). The role of the Committee, which is comprised of two outside non-employee directors, is to review and approve the base salaries, bonuses, stock options and other compensation of the executive officers and management-level employees of the Company. The Committee also administers the Company's stock option plans and makes grants to executive officers under the 1998 Executive Officer Stock Plan (the "1998 Plan").

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

CASH COMPENSATION

The Company reviews executive compensation surveys in both the computer industry and general industry to ensure that the total cash compensation provided to executive officers and senior management remains at a competitive level to enable the Company to attract and retain management personnel with the talents and skills required to meet the challenges of a highly competitive industry. The compensation of executive officers, other than Mr. Jobs, interim Chief Executive Officer, is reviewed annually by the Committee.

BONUSES

For fiscal year 1999, the Compensation Committee approved the FY99 Vice Presidents and Directors Incentive Bonus Plan (the "BONUS PLAN"), under which cash bonuses for employees at the level of director and above were determined based on specified revenue, unit shipments and profit targets for the Company. Because the Company did not achieve the metrics specified in the Bonus Plan, no payments were made thereunder. Executive officers and members of the Board of Directors are not eligible to participate in the Bonus Plan.

EQUITY-BASED COMPENSATION

In fiscal year 1999, the Compensation Committee emphasized equity-based compensation, principally in the form of options, as the cornerstone of the Company's executive compensation program. Equity awards are typically set by the Compensation Committee based on industry surveys, each officer's individual performance and achievements, market factors and the recommendations of management. In fiscal year 1999, executive officers were eligible to receive grants of stock options under the 1998 Plan. In addition, executive officers were eligible to participate in the Company's Employee Stock Purchase Plan.

During fiscal year 1999, all of the executive officers of the Company received new option grants under the 1998 Plan. The Options granted under the 1998 Plan were at an exercise price equal to the fair market value of the Common Stock on the date of grant and generally vest in unequal increments over a five-year period after grant, subject to the participant's continued employment with the Company. All options granted under the 1998 Plan expire ten years from the date of grant, unless a shorter term is provided in the option agreement or the participant's employment with the Company ends before the end of such ten-year period.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

Mr. Jobs, the Company's interim Chief Executive Officer, received $1 for the services he performed for the Company in fiscal year 1999.

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

(b) Reports on Form 8-K

    A current report on form 8-K dated September 3, 1999, was filed by the Registrant with the Securities and Exchange Commission to report under Item 5 thereof the press release issued to the public on September 3, 1999, regarding the Company's settlement of a shareholder derivative action.

    A current report on form 8-K dated July 16, 1999 was filed by the Registrant with the Securities and Exchange Commission to report under Item 5 thereof the press release issued to the public on July 14, 1999, reporting the Company's plan to repurchase shares of its common stock.

    A current report on form 8-K dated December 23, 1998 was filed by the Registrant with the Securities and Exchange Commission to report under Item 8 thereof the amendment to the Company's fiscal year end. The Company's fiscal calendar was amended to move the fiscal year end from the last Friday in September to the last Saturday in September.

(c) Exhibits

       EXHIBIT
       NUMBER            NOTES*
       -------           ------    DESCRIPTION
        2                97/1Q     Agreement and Plan of Merger Among Apple Computer, Inc.,
                                   Blackbird Acquisition Corporation and NeXT Software, Inc.,
                                   dated as of December 20, 1996.
        3.1              88-S3     Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.
        3.2              99/2Q     Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on
                                   February 5, 1990.
        3.3               99K      By-Laws of the Company, as amended through October 6, 1999.
        4.1              89-8A     Common Shares Rights Agreement dated as of May 15, 1989
                                   between the Company and the First National Bank of Boston, as Rights Agent.
        4.1.1           96-S3/A    Indenture, dated as of June 1, 1996, between the Company and
                                   Marine Midland Bank, as Trustee, relating to the 6%
                                   Convertible Subordinated Notes due June 1, 2001.
        4.2              94/2Q     Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York (the
                                   "Indenture").
        4.2.1           96-S3/A    Form of the 6% Convertible Subordinated Notes due June 1,
                                   2001 included in Exhibit 4.1.1.
        4.3              94/2Q     Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as
                                   resigning trustee, and Citibank, N.A., as successor trustee.

------------------------

*   Notes appear on pages 80-81.

       EXHIBIT
       NUMBER              NOTES*
       -------             ------       DESCRIPTION
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

       4.5                 94/2Q        Form of the Company's 6 1/2% Notes due 2004.

       4.8                96-S3/A       Registration Rights Agreement, dated June 7, 1996 among the
                                        Company and Goldman, Sachs & Co. and Morgan Stanley & Co.
                                        Incorporated.

       4.9                  97K         Certificate of Determination of Preferences of Series A
                                        Non-Voting Convertible Preferred Stock of Apple
                                        Computer Inc.

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

      10.A.3               91K**        Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.

      10.A.3-1             92K**        Amendment of Apple Computer, Inc. Savings and Investment
                                        Plan dated March 1, 1992.

      10.A.3-2            97/2Q**       Amendment No. 2 to the Apple Computer, Inc. Savings and
                                        Investment Plan.

      10.A.5              98/1Q**       1990 Stock Option Plan, as amended through November 5, 1997.

      10.A.6               99K**        Apple Computer, Inc. Employee Stock Purchase Plan, as
                                        amended through October 6, 1999.

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

      10.A.25             96/1Q**       Summary of Principal Terms of Employment between Registrant and Gilbert F. Amelio.

      10.A.26             96/2Q**       Employment Agreement dated February 28, 1996, between
                                        Registrant and Gilbert F. Amelio.

      10.A.26-1           97/3Q**       Amendment to Employment Agreement, dated May 1, 1997,
                                        between Apple Computer, Inc. and Gilbert F. Amelio.

      10.A.27             96/2Q**       Employment Agreement dated February 26, 1996, between
                                        Registrant and George M. Scalise.

------------------------

(3) Notes appear on pages 80-81.

**  Represents a management contract or compensatory plan or arrangement.

       EXHIBIT
       NUMBER            NOTES*
       -------           ------    DESCRIPTION
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

       10.A.42          97/2Q**    Senior Officers Restricted Performance Share Plan, as
                                   amended through March 25, 1997.

       10.A.43          97/2Q**    NeXT Computer, Inc. 1990 Stock Option Plan, as amended.

       10.A.44          97/2Q**    Non-Employee Director Stock Plan.

       10.A.45          97/3Q**    Retention Agreement dated May 1, 1997 between Apple
                                   Computer, Inc. and Fred D. Anderson.

------------------------

 *  Notes appear on pages 80-81.

**  Represents a management contract or compensatory plan or arrangement.

       EXHIBIT
       NUMBER            NOTES*
       -------           ------    DESCRIPTION
       10.A.46           97K**     Resignation Agreement dated September 22, 1997 between
                                   Registrant and Gilbert F. Amelio.

       10.A.47           97K**     Retention Agreement dated May 1, 1997 between Registrant and
                                   Jon Rubenstein.

       10.A.48           97K**     Retention Agreement dated May 1, 1997 between Registrant and
                                   Avie Tevanian.

       10.A.49           99K**     1997 Employee Stock Option Plan, as amended through October
                                   6, 1999.

       10.A.50          98/2Q**    1997 Director Stock Option Plan.

       10.A.51           99K**     1998 Executive Officer Stock Plan, as amended through
                                   October 6, 1999.

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

       10.B.13           96/2Q     Restructuring Agreement dated December 14, 1995, among
                                   Registrant, Taligent, Inc. and International Business
                                   Machines Corporation.

       10.B.14           96/2Q     Stock Purchase Agreement dated April 4, 1996 between
                                   Registrant and SCI Systems, Inc.

       10.B.16           96/3Q     Fountain Manufacturing Agreement dated May 31, 1996 between
                                   Registrant and SCI Systems, Inc.

       10.B.17            97K      Preferred Stock Purchase Agreement, dated as of August 5,
                                   1997, between Apple Computer, Inc. and Microsoft
                                   Corporation.

       21                          Subsidiaries of the Company.

       23.1                        Consent of Independent Auditors.

       24                          Power of Attorney.

       27                          Financial Data Schedule.

------------------------

(4) Notes appear on pages 80-81.

**  Represents a management contract or compensatory plan or arrangement

        NOTES
        -----
       88K              Incorporated by reference to Exhibit 10.22 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        September 30, 1988 (the "1988 Form 10-K").

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

      NOTES
      -----
 96-S3/A-4.1.1,         Incorporated by reference to the exhibit 4.1, 4.2, 4.3, and 4.8, respectively, in the
 -4.2.1, -4.3.1,        Company's Registration Statement on Form S-3/A (file no. 333-10961) filed October 30,
      -4.8              1996.

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

        NOTES
        -----
      97/3Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997.

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

      99/2Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999.

      99/3Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999.

       99K Filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended September 25, 1999.

------------------------

(d) Financial Statement Schedule

See Item 14(a)(2) of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of December 1999.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                      TITLE                   DATE
                        ----                                      -----                   ----
                                                       interim Chief Executive
                 /s/ STEVEN P. JOBS                      Officer and Director
     -------------------------------------------         (Principal Executive       December 21, 1999
                   STEVEN P. JOBS                        Officer)

                                                       Executive Vice President
                /s/ FRED D. ANDERSON                     and Chief Financial
     -------------------------------------------         Officer (Principal         December 21, 1999
                  FRED D. ANDERSON                       Financial Officer)

               /s/ WILLIAM V. CAMPBELL
     -------------------------------------------       Director                     December 21, 1999
                 WILLIAM V. CAMPBELL

                /s/ GARETH C.C. CHANG
     -------------------------------------------       Director                     December 21, 1999
                  GARETH C.C. CHANG

               /s/ MILLARD S. DREXLER
     -------------------------------------------       Director                     December 21, 1999
                 MILLARD S. DREXLER

                        NAME                                      TITLE                   DATE
                        ----                                      -----                   ----
               /s/ LAWRENCE J. ELLISON
     -------------------------------------------       Director                     December 21, 1999
                 LAWRENCE J. ELLISON

             /s/ EDGAR S. WOOLARD, JR.
     -------------------------------------------       Director                     December 21, 1999
               EDGAR S. WOOLARD, JR.

                 /s/ JEROME B. YORK
     -------------------------------------------       Director                     December 21, 1999
                   JEROME B. YORK