Form 10-Q
period 2000-01-01
APPLE COMPUTER INC
filed 2000-02-01
CIK 320193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

                                   (MARK ONE)

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
          For the quarterly period ended January 1, 2000 OR

    ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
          For the transition period from _______ to ________.

                         Commission file number 0-10030

                                   -----------

                              APPLE COMPUTER, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   -----------

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

                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No
                                     ---   ---

161,661,155 shares of Common Stock Issued and Outstanding as of January 21, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              APPLE COMPUTER, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (in millions, except share and per share amounts)



                                                          Three Months Ended
                                                          ------------------
                                               January 1, 2000     December 26, 1998
                                               ---------------     -----------------

Net sales.........................................      $2,343               $1,710
Cost of sales.....................................       1,736                1,228
                                                        ------               ------
   Gross margin...................................         607                  482
                                                        ------               ------
Operating expenses:
   Research and development.......................          90                   76
   Selling, general, and administrative...........         319                  279
   Special charges:
        Restructuring costs.......................           8                   --
        Executive bonus...........................          90                   --
                                                        ------               ------
               Total operating expenses...........         507                  355
                                                        ------               ------
Operating income .................................         100                  127

Gains from sales of investment....................         134                   32
Interest and other income, net....................          40                   10
                                                        ------               ------
   Total interest and other income, net...........         174                   42
                                                        ------               ------
Income before provision for income taxes..........         274                  169

Provision for income taxes........................          91                   17
                                                        ------               ------
Net income........................................        $183                 $152
                                                        ======               ======

Earnings per common share:

      Basic.......................................       $1.14                $1.12

      Diluted.....................................       $1.03                $0.95

Shares used in computing earnings
per share (in thousands):

      Basic.......................................     161,039              135,270

      Diluted.....................................     178,417              172,062


     See accompanying notes to condensed consolidated financial statements.

                              APPLE COMPUTER, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in millions, except share amounts)

                                     ASSETS


                                                                           January 1, 2000  September 25,1999
                                                                           ---------------  -----------------

Current assets:
   Cash and cash equivalents...............................................         $1,586             $1,326
   Short-term investments..................................................          2,074              1,900
   Accounts receivable, less allowances of $66 and $68, respectively.......            892                681
   Inventories.............................................................             15                 20
   Deferred tax assets.....................................................            131                143
   Other current assets....................................................            211                215
                                                                                    ------             ------
        Total current assets...............................................          4,909              4,285

Property, plant and equipment, net.........................................            318                318
Non-current debt and equity investments....................................          2,140                345
Other assets...............................................................            219                213
                                                                                    ------             ------
        Total assets.......................................................         $7,586             $5,161
                                                                                    ======             ======




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable........................................................         $1,174               $812
   Accrued expenses........................................................            791                737
                                                                                    ------             ------
        Total current liabilities..........................................          1,965              1,549
Long-term debt.............................................................            300                300
Deferred tax liabilities...................................................            907                208
                                                                                    ------             ------
        Total liabilities..................................................          3,172              2,057
                                                                                    ------             ------

Commitments and contingencies

Shareholders' equity:
   Series A non-voting convertible preferred stock, no par value; 150,000
   shares authorized, issued and outstanding...............................            150                150
   Common stock, no par value; 320,000,000 shares authorized; 161,224,400 and 160,799,061 shares issued and outstanding, respectively.............
                                                                                     1,345              1,349
   Retained earnings.......................................................          1,682              1,499
   Accumulated other comprehensive income..................................          1,237                106
                                                                                    ------             ------
        Total shareholders' equity.........................................          4,414              3,104
                                                                                    ------             ------
        Total liabilities and shareholders' equity.........................         $7,586             $5,161
                                                                                    ======             ======



      See accompanying notes to condensed consolidated financial statements.

                              APPLE COMPUTER, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (in millions)

                                                                                               Three Months Ended
                                                                                               ------------------
                                                                                      January 1, 2000     December 26, 1998
                                                                                      ---------------     -----------------

Cash and cash equivalents, beginning of the period..............................               $1,326               $1,481
                                                                                               ------               ------
Operating:
Net income......................................................................                  183                  152
Adjustments to reconcile net income to cash generated by operating activities:
   Depreciation and amortization................................................                   20                   23
   Provision for deferred income taxes..........................................                   64                   10
    Gains from sales of investment..............................................                (134)                 (32)
    (Gain)/Loss on sale of property, plant, and equipment.......................                    3                  (1)
Changes in operating assets and liabilities:
   Accounts receivable..........................................................                (211)                   42
   Inventories..................................................................                    5                   53
   Other current assets.........................................................                    4                  (2)
   Other assets.................................................................                    3                   14
   Accounts payable.............................................................                  362                 (64)
   Other current liabilities....................................................                   74                   28
                                                                                               ------               ------

      Cash generated by operating activities....................................                  373                  223
                                                                                               ------               ------

Investing:
Purchase of short-term investments..............................................                (693)              (1,135)
Proceeds from sales and maturities of short-term investments....................                  519                  597
Purchase of property, plant, and equipment......................................                 (38)                  (5)
Proceeds from sales of investment...............................................                  136                   37
Other...........................................................................                 (13)                   20
                                                                                               ------               ------

      Cash used for investing activities........................................                 (89)                (486)
                                                                                               ------               ------

Financing:
Proceeds from issuance of common stock..........................................                   17                    3
Cash used for repurchase of common stock........................................                 (41)                   --
                                                                                               ------               ------

      Cash generated (used) by financing activities.............................                 (24)                    3
                                                                                               ------               ------

Total cash generated (used).....................................................                  260                (260)
                                                                                               ------               ------

Cash and cash equivalents, end of the period....................................               $1,586               $1,221
                                                                                               ======               ======


Supplemental cash flow disclosures:
   Cash paid for interest.......................................................               $   --               $   20
   Cash paid (received) for income taxes, net...................................               $    8               $  (7)

     See accompanying notes to condensed consolidated financial statements.

                              APPLE COMPUTER, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

     NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS Interim information is unaudited; however, in the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 25, 1999, included in its Annual Report on Form 10-K for the year ended September 25, 1999 (the 1999 Form 10-K). Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its first fiscal quarter. Consequently, an additional week was added to the first quarter of fiscal 2000.

     NOTE 2 - EARNINGS PER SHARE
     Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method.

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

                                                                 FOR THE THREE MONTHS ENDED
                                                                 --------------------------
                                                                 1/1/00            12/26/98
                                                                 ------            --------
          Numerator (in millions):
            Numerator for basic earnings per share
              -- net income                                        $183                $152
            Interest expense on convertible debt                     --                  11
                                                                -------             -------
            Numerator for diluted earnings per share
              -- adjusted net income                               $183                $163
                                                                -------             -------

          Denominator:
            Denominator for basic earnings per share
              -- weighted-average shares outstanding            161,039             135,270

            Effect of dilutive securities:
              Convertible preferred stock                         9,091               9,091
              Dilutive options                                    8,287               5,059
              Convertible debt                                       --              22,642
                                                                -------             -------
            Dilutive potential common shares                     17,378              36,792
                                                                -------             -------

            Denominator for diluted earnings per
              share -- adjusted weighted-average
              shares and assumed conversions                    178,417             172,062
                                                                =======             =======

          Basic earnings per share                                $1.14               $1.12
                                                                =======             =======

          Diluted earnings per share                              $1.03               $0.95
                                                                =======             =======

     Options to purchase approximately 7.4 million and 85,000 shares of common stock were outstanding at the end of the first quarters of fiscal 2000 and fiscal 1999, respectively, that were not included in the computation of diluted earnings per share for these quarters because the options' exercise price was greater than the average market price of the Company's common stock during those periods and, therefore, the effect would be antidilutive.

     During the first quarter of fiscal 1999, the Company had outstanding $661 million of unsecured convertible subordinated debentures (the Debentures) which were convertible by their holders into approximately 22.6 million shares of common stock at a conversion price of $29.205 per share. The weighted average common shares represented by the Debentures upon conversion were included in the computation of diluted earnings per share for the three month period ended December 26, 1998, using the if-converted method. On April 14, 1999, the Company called for redemption of the Debentures. As a result, debenture holders converted virtually all of the outstanding debentures to 22.6 million shares of the Company's common stock in fiscal 1999. For additional disclosures regarding the Debentures, see the 1999 Form 10-K.

     NOTE 3 - CONSOLIDATED FINANCIAL STATEMENT DETAILS (IN MILLIONS)

     INVENTORIES
                                                                                   1/1/00          9/25/99
                                                                                   ------          -------
                Purchased parts............................................        $    5          $     4
                Work in process............................................            --                3
                Finished goods.............................................            10               13
                                                                                   ------          -------
                Total inventories..........................................        $   15          $    20
                                                                                   ------          -------
                                                                                   ------          -------

     PROPERTY, PLANT, AND EQUIPMENT
                                                                                   1/1/00          9/25/99
                                                                                   ------          -------
                Land and buildings.........................................        $  324          $   323
                Machinery and equipment....................................           209              220
                Office furniture and equipment.............................            61               61
                Leasehold improvements.....................................           131              125
                Accumulated depreciation and amortization..................          (407)            (411)
                                                                                   ------          -------
                Net property, plant, and equipment.........................        $  318           $  318
                                                                                   ------          -------
                                                                                   ------          -------

     ACCRUED EXPENSES
                                                                                   1/1/00          9/25/99
                                                                                   ------          -------
                Accrued compensation and employee benefits.................        $  187          $    84
                Accrued marketing and distribution.........................           168              170
                Accrued warranty and related costs.........................           105              105
                Other current liabilities..................................           331              378
                                                                                   ------          -------
                Total accrued expenses.....................................         $ 791          $   737
                                                                                   ------          -------
                                                                                   ------          -------

     INTEREST AND OTHER INCOME (EXPENSE)
                                                                                     THREE MONTHS ENDED
                                                                                   -----------------------
                                                                                   1/1/00         12/26/98
                                                                                   ------         --------
                Interest income............................................        $   47         $     32
                Interest expense...........................................            (5)             (16)
                Other income (expense), net................................            (2)              (6)
                                                                                   ------         --------
                Interest and other income (expense), net...................        $   40         $     10
                                                                                   ------         --------
                                                                                   ------         --------

     NOTE 4 - NON-CURRENT DEBT AND EQUITY INVESTMENTS
     The Company holds significant investments in ARM Holdings plc (ARM), Samsung Electronics Co., Ltd (Samsung), and Akamai Technologies, Inc. (Akamai). These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The Company believes it is likely there will be significant fluctuations in the fair value of these investments in the future.

     ARM is a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology. As of September 25, 1999, the Company held approximately 16 million shares of ARM stock with a fair value of $226 million. During the first quarter of 2000, the Company sold approximately 5.2 million shares of ARM stock for net proceeds of approximately $136 million and a gain before taxes of $134 million. As of January 1, 2000, the Company holds 10.9 million shares of ARM stock with a fair value of $693 million. During the first quarter of fiscal 1999, the Company sold approximately 2.9 million shares of ARM stock for net proceeds of approximately $37 million and a gain before taxes of $32 million.

     During the fourth quarter of 1999, the Company invested $100 million in Samsung to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment, in the form of three year unsecured bonds, is convertible into approximately 550,000 shares of Samsung common stock beginning in June 2000. The bonds carry an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity. The fair value of the Company's investment in Samsung is approximately $100 million as of January 1, 2000.

     In June 1999, the Company invested $12.5 million in Akamai, a global Internet content delivery service. The investment was in the form of convertible preferred stock that converted into 4.1 million shares of Akamai common stock (adjusted for subsequent stock splits) at the time of Akamai's initial public offering in October 1999. The Company is restricted from selling more than 25% of its shares within one year after the date of the closing of the public offering of Akamai's stock. Beginning in the first quarter of fiscal 2000, the Company categorized its shares in Akamai as available-for-sale. As of January 1, 2000, the Company's investment in Akamai has a fair value of $1.347 billion.

     NOTE 5 - SHAREHOLDER'S EQUITY
     During the first quarter of fiscal 2000, the Company granted employees options to purchase approximately 8.2 million shares of common stock at a weighted-average exercise price of $92.94. On January 12, 2000, the Company's Board of Directors granted the Company's Chief Executive Officer options under the Company's 1998 Executive Officer Stock Plan to purchase 10 million shares of common stock at an exercise price of $87.1875 per share, the then fair value of the underlying common stock. A summary of the Company's stock option activity and related information for the first quarter of fiscal 2000, adjusted to reflect the grant of 10 million options to the Company's Chief Executive Officer on January 12, 2000, follows (option amounts are presented in thousands):


                                                          NUMBER OF      WEIGHTED-AVERAGE
                                                           OPTIONS        EXERCISE PRICE
                                                          ---------      ----------------
Options outstanding - beginning of quarter .......          18,404          $   26.39
   Granted (as adjusted) .........................          18,224          $   89.78
   Exercised .....................................            (925)         $   19.48
   Forfeited .....................................            (482)         $   42.83
                                                            ------

Options outstanding - end of quarter (as adjusted)          35,221          $   59.14
                                                            ======



Options exercisable - end of quarter (as adjusted)           8,067          $   60.63

     In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During the first quarter of 2000, the company repurchased 500,000 shares of its common stock at a cost of approximately $41 million. Since inception of the stock repurchase plan, the Company has repurchased a total of 1.75 million shares of its common stock at a total cost of $116 million.

     NOTE 6 - COMPREHENSIVE INCOME
     Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and from unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. See Note 4 regarding unrealized gains on available-for-sale securities. The components of comprehensive income, net of tax, are as follows (in millions):


                                                                FOR THE THREE MONTHS ENDED
                                                                --------------------------
                                                               1/1/00             12/26/98
                                                               ------             --------
     Net income................................                $  183             $    152
      Other comprehensive income:
          Change in accumulated translation
               adjustment........................                  (1)                  12
          Unrealized gains on investments, net
               of taxes..........................               1,233                  113
          Reclassification adjustment for gains
               included in net income............                (101)                  --
                                                               ------             --------

       Total comprehensive income................              $1,314             $    277
                                                               ------             --------
                                                               ------             --------

     NOTE 7 - SPECIAL CHARGES

     RESTRUCTURING ACTIONS
     During the first quarter of fiscal 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for severance payments to approximately 95 employees associated with consolidation of various domestic and international sales and marketing functions. Of the $5 million accrued for severance, $1 million had been spent by January 1, 2000, and the remainder is expected to be spent over the following two quarters.

     During the fourth quarter of 1999, the Company initiated restructuring actions resulting in a charge to operations of $21 million comprised of $11 million for contract cancellation charges associated with the closure of the Company's outsourced data center, $9.2 million of which had been spent by the end of the first quarter of fiscal 2000, and $10 million for contract cancellation charges related to supply and development agreements previously discontinued, all of which had been spent by the end of the first quarter of fiscal 2000.

     EXECUTIVE BONUS
     In December 1999, the Company's Board of Directors approved a special executive bonus for past services for the Company's Chief Executive Officer in the form of an aircraft with a total cost to the company of approximately $90 million, the majority of which is not tax deductible. Approximately half of the total charge is the cost of the aircraft. The other half represents all other costs and taxes associated with the purchase.

     NOTE 8 - SEGMENT INFORMATION AND GEOGRAPHIC DATA
     The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, and Japan. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company's subsidiary, Filemaker, Inc.. Each reportable operating segment provides similar products and services, and the accounting policies of the various segments are the same as those described in the 1999 Form 10-K.

     The Company evaluates the performance of its operating segments based on net sales and operating income. Operating income for each segment includes revenue, cost of sales, and operating expenses directly attributable to the segment. Net sales are based on the location of the customers. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the reportable segment. Costs excluded from segment operating income include various corporate expenses, income taxes, and nonrecurring charges for purchased in-process research and development, restructuring, and acquisition related costs. Corporate expenses include research and development, manufacturing expenses not included in segment cost of sales, corporate marketing expenses, and other separately managed general and administrative expenses. The Company does not include intercompany transfers between segments for management reporting purposes. Summary information by segment follows (in millions):

                                                   THREE MONTHS ENDED
                                                   ------------------
                                                   1/1/00    12/26/98
                                                   ------    --------
            Americas:
               Net Sales .................         $1,189      $  960
               Operating Income...........         $  166      $  121

            Europe:
               Net Sales..................         $  626      $  452
               Operating Income...........         $  114      $   63

            Japan:
               Net Sales..................         $  412      $  192
               Operating Income...........         $  114      $   27

            Other Segments:
               Net Sales..................         $  116      $  106
               Operating Income...........         $   25      $   19


     A reconciliation of the Company's segment operating income to the condensed consolidated financial statements follows (in millions):

                                                   1/1/00    12/26/98
                                                   ------    --------

            Segment Operating Income......            419         230
            Corporate Expenses, net.......            221         103
            Restructuring Costs...........              8          --
            Executive Bonus...............             90          --
                                                   ------      ------
               Total Operating Income.....         $  100      $  127
                                                   ======      ======

     Information regarding net sales by product is as follows (in millions):


                                                          1/1/00           12/26/98
                                                          ------           --------
  Power Macintosh...............................          $  707           $    611
  PowerBook.....................................             212                257
  iMac..........................................             795                574
  ibook ........................................             351                 --
  Software, Service, and Other Net Sales........             278                268
                                                          ------           --------
     Total Net Sales............................          $2,343           $  1,710
                                                          ------           --------
                                                          ------           --------

     NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS
     In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated results of operations or financial position during the quarter ended January 1, 2000.

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133," was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of fiscal 2001. Although the Company continues to review the effect of the implementation of SFAS No. 133, the Company does not currently believe its adoption will have a material impact on its financial position or overall trends in results of operations and does not believe adoption will result in significant changes to its financial risk management practices. However, the impact of adoption of SFAS No. 133 on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption.

     NOTE 10 - CONTINGENCIES
     The Company is subject to various legal proceedings and claims that are discussed in detail in the 1999 Form 10-K. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

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

     NOTE 11 - SUBSEQUENT EVENTS

     EARTHLINK
     On January 4, 2000, the Company agreed to invest $200 million in EarthLink Network, Inc. (EarthLink), an Internet service provider. The investment is in EarthLink's Series C Convertible Preferred Stock, which is convertible by the Company after January 4, 2001, into approximately 4.4 million shares of EarthLink common stock (subject to appropriate adjustment for stock splits, dividends, and other similar adjustments). Apple will also receive a seat on Earthlink's Board of Directors. Concurrent with this investment, Earthlink and the Company entered into a multi-year agreement to deliver ISP service to Macintosh users in the United States. Under the terms of the agreement, the Company will profit from each new Mac customer that subscribes to EarthLink's ISP service, and EarthLink will become the default ISP in Apple's Internet Setup Software included with all Macintosh computers sold in the United States.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THIS SECTION AND OTHER PARTS OF THIS FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SUBSECTION ENTITLED "FACTORS THAT MAY
AFFECT FUTURE RESULTS AND FINANCIAL CONDITION" BELOW. THE FOLLOWING
DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE 1999 FORM 10-K AND THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. ALL INFORMATION IS BASED ON THE COMPANY'S FISCAL CALENDAR.

RESULTS OF OPERATIONS
Tabular information (dollars in millions, except per share amounts):

                                        -------------------------------------------------------------------
                                         FIRST       FIRST                   FIRST      FOURTH
                                        QUARTER     QUARTER      CHANGE     QUARTER     QUARTER      CHANGE
                                         2000        1999                    2000        1999
                                        -------------------------------------------------------------------

Net sales .........................     $2,343      $1,710          37%     $2,343      $1,336          75%
   Macintosh CPU unit sales
      (in thousands) ..............      1,377         944          46%      1,377         772          78%
Gross margin ......................     $  607      $  482          26%     $  607      $  384          58%
   Percentage of net sales ........       25.9%       28.2%                   25.9%       28.7%
Research and development ..........     $   90      $   76          18%     $   90      $   82          10%
   Percentage of net sales ........          4%          4%                      4%          6%
Selling, general and
administrative ....................     $  319      $  279          14%     $  319      $  235          36%
   Percentage of net sales ........         14%         16%                     14%         18%
Special Charges ...................     $   98         $--          NM      $   98         $--          NM
Gains from sales of investment ....     $  134      $   32         319%     $  134      $   42         219%
Interest and other income, net ....     $   40      $   10         300%     $   40      $   34          18%
Provision for income taxes ........     $   91      $   17         435%     $   91      $   14         550%
   Effective tax rate .............         33%         10%                     33%         11%
Net income ........................     $  183      $  152          20%     $  183      $  111          65%
Basic earnings per share ..........     $ 1.14      $ 1.12           2%     $ 1.14      $ 0.69          65%
Diluted earnings per share ........     $ 1.03      $ 0.95           8%     $ 1.03      $ 0.63          63%

NM: Not Meaningful

NET SALES
Net sales for geographic operating segments and Macintosh unit sales by geographic segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

                                          THREE MONTHS ENDED                          THREE MONTHS ENDED
                                         --------------------        YR-TO-YR        --------------------      SEQUENTIAL
                                         1/1/00      12/26/98         CHANGE         1/1/00       9/25/99        CHANGE
                                         ------      --------         ------         ------       -------        ------

Americas net sales .................        $1,189        $  960            24%         $1,189        $  899            32%
Europe net sales ...................        $  626        $  452            38%         $  626        $  200           213%
Japan net sales ....................        $  412        $  192           115%         $  412        $  135           205%
Asia Pacific net sales .............        $   77        $   75             3%         $   77        $   68            13%


Americas Macintosh unit sales ......           708           525            35%            708           557            27%
Europe Macintosh unit sales ........           389           252            54%            389           102           281%
Japan Macintosh unit sales .........           235           119            97%            235            74           218%
Asia Pacific Macintosh unit sales...            45            48            (6%)            45            39            15%
                                            ------        ------                        ------        ------
     Total Macintosh unit sales ....         1,377           944            46%          1,377           772            78%
                                            ======        ======                        ======        ======

Power Macintosh unit sales .........           355           326             9%            355           223            59%
PowerBook unit sales ...............            84            99           (15%)            84            98           (14%)
iMac unit sales ....................           702           519            35%            702           445            58%
iBook unit sales ...................           236            --            --             236             6         3,833%
                                            ------        ------                        ------        ------
     Total Macintosh unit sales ....         1,377           944            46%          1,377           772            78%
                                            ======        ======                        ======        ======

Net sales increased $633 million or 37% to $2.343 billion in the first quarter of 2000 compared to the same quarter in 1999. The primary source of this growth was an overall 46% increase in Macintosh unit sales, which was reflective of strong unit growth in the Company's three largest geographic operating segments. Unit shipments during the first quarter of 2000 also increased compared to the same period in fiscal 1999 because it was the first full quarter during which iBook, the Company's new education and consumer oriented portable computer, was shipping in volume. Offsetting the rise in unit shipments was a decline in the average revenue per Macintosh system, a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales, which fell 6% to $1,673 during the first quarter of 2000 from $1,776 in 1998. The decline during the current quarter in the average revenue per Macintosh system is primarily attributable to the shift in the Company's unit mix toward lower-priced consumer and education products such that iMac and iBook units comprised 68% of total Macintosh unit sales during the first quarter of fiscal 2000 versus 55% during the first quarter of 1999.

Net sales increased sequentially during the first quarter of 2000 compared to the fourth quarter of 1999 by $1.007 billion or 75%. Similarly, Macintosh unit sales increased 78% during the first quarter of 2000 compared to the fourth quarter of 1999. The sequential increase in both net sales and unit sales is attributable to the increase in sales during to the holiday season consistent with the Company's normal seasonal pattern and strong market acceptance of the Company's recent consumer and education oriented iMac and iBook products. Also, net sales during the fourth quarter of 1999 were negatively impacted by lower than planned deliveries of PowerPC G4 processors from Motorola and production interruptions at vendors supplying PowerBooks and iBooks experienced during the last week of the fourth quarter of 1999 as a result of the earthquake in Taiwan on September 20, 1999. The shortage of G4 processors reduced net sales by approximately $200 million during the fourth quarter of 1999.

SEGMENT OPERATING PERFORMANCE
The Company manages its business primarily on a geographic basis. The Company's reportable geographic segments include the Americas, Europe, and Japan. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. Each geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 8, "Segment Information and Geographic Data."

AMERICAS
Net sales in the Americas segment during the first quarter of fiscal 2000 increased $229 million or 24% compared to the same period in 1999. Macintosh unit sales in the Americas increased 35% on a year-over-year basis, reflecting strong growth in iMac unit sales and unit sales of the recently introduced iBook. During the first quarter of fiscal years 2000 and 1999, the Americas segment represented approximately 51% and 56% of the Company's total net sales, respectively. The results experienced by this segment in the first quarter of fiscal 2000 versus the same quarter in 1999 reflect the Company's overall results characterized by strong growth in sales of the Company's consumer and education oriented products and moderate growth of the Company's professional oriented products, partially offset by a decline in the average revenue per Macintosh system.

EUROPE
Net sales in the Europe segment increased $174 million or 38% during the first quarter of 2000 as compared to the same quarter in 1999, while the segment's Macintosh unit sales increased 54%. Like the Americas segment, Europe's results in the first quarter of fiscal 2000 as compared to 1999 are indicative of strong growth in Macintosh unit sales, particularly iMac and iBook, offset by a decline in the average revenue per Macintosh system.

JAPAN
Sales in Japan rose 115% or $220 million during the first quarter of 2000 as compared to the same quarter in 1999. This increase was due to a 97% increase in unit shipments in Japan during the first quarter of 2000 as compared to the same quarter in 1999 and reflects strong growth in unit sales in Japan across the Company's entire product line.

GROSS MARGIN
Gross margin for the first quarter of 2000 was 25.9% compared to 28.2% for the same quarter in 1999 and 28.7% for the fourth quarter of 1999. Gross margin during the first quarter of 2000 was negatively impacted by three primary factors. First, component costs were higher during the first quarter of 2000 compared to previous quarters. Costs for DRAM was especially high as a result of worldwide shortages through much of the first quarter of fiscal 2000. Second, the Company incurred substantially higher air freight costs during the first quarter of 2000 compared to both the fourth and first quarters of 1999 in order to get recently introduced products into the sales channel in time for the holiday selling season. Third, the Company's overall product mix shifted towards lower-priced, lower margin consumer products. Net sales of iMac and iBook accounted for 49% of net sales in the first quarter 2000, and only 34% of net sales in the same quarter in 1999.

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

OPERATING EXPENSES
Selling, general and administrative expenses, excluding special charges, increased $40 million or 14% during the first quarter of 2000 as compared to the same period in 1999. However, expressed as a percent of net sales, selling, general and administrative expenses fell to 13.6% during the first quarter of 2000 compared to 16.3% during the same quarter in 1999. The absolute increase in selling, general and administrative expenses during the first quarter is the result of higher variable selling and marketing expenses resulting from the year-over-year 37% increase in net sales and due to higher discretionary spending on marketing and advertising in 2000 as compared to 1999. Expenditures for research and development increased 18% between the first quarter of fiscal 2000 and the same quarter in 1999 primarily as a result of increased spending in 2000 to support multiple new product manufacturing ramps and increased research and development headcount.

During the first quarter of fiscal 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for employee termination benefits associated with consolidation of various domestic and international sales and marketing functions.

In December 1999, the Company's Board of Directors approved a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the company of approximately $90 million, the majority of which is not tax deductible. Approximately half of the total charge is the cost of the aircraft. The other half represents all other costs and taxes associated with the purchase.

TOTAL INTEREST AND OTHER INCOME, NET
Interest and other income and expense (net) increased $30 million or 300% to $40 million during the first quarter of fiscal 2000 compared to the same quarter in 1999. This increase is primarily attributable to two factors. First, the Company's cash, cash equivalents, and short-term investments were higher by approximately $1.1 billion or 42% at the end of the first quarter of fiscal 2000 versus the same balances at the end the first quarter of fiscal 1999. This resulted in a $15 million or 47% increase in interest income between the first quarter of 2000 and the first quarter of 1999. Second, interest expense declined $11 million or 69% during the first quarter of fiscal 2000 compared to the same quarter in 1999 as the result of conversion to common stock of the Company's convertible subordinated debentures during the third quarter of fiscal 1999.

During the first quarter of 2000, the Company sold approximately 5.2 million shares of ARM stock for net proceeds of approximately $136 million and a gain before taxes of $134 million. During the first quarter of fiscal 1999, the Company sold approximately 2.9 million shares of ARM stock for net proceeds of approximately $37 million and a gain before taxes of $32 million.

PROVISION FOR INCOME TAXES
As of January 1, 2000, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $569 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. As of January 1, 2000, a valuation allowance of $53 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance primarily relates to the operating loss carryforwards acquired from NeXT and to tax benefits in certain foreign jurisdictions. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Company's effective tax rate for the three months ended January 1, 2000, was approximately 33% and includes the effect of the special executive bonus accrued during the quarter. The effective tax rate during the first quarter of 2000 without this charge was approximately 25%. This effective rate is less than the statutory federal income tax rate of 35% due primarily to the reversal of a portion of the previously established valuation allowance for tax loss and credit carryforwards and certain undistributed foreign earnings for which no U.S. taxes were provided.

THE COMPANY CURRENTLY BELIEVES THAT ITS EFFECTIVE TAX RATE FOR THE REMAINDER OF FISCAL 2000 WILL BE APPROXIMATELY 25%. THE COMPANY ANTICIPATES THAT ITS EFFECTIVE TAX RATE WILL INCREASE IN FISCAL 2001. THE FOREGOING-STATEMENTS ARE FORWARD LOOKING. THE COMPANY'S ACTUAL RESULTS COULD DIFFER BECAUSE OF SEVERAL FACTORS, INCLUDING THOSE SET FORTH BELOW IN THE SUBSECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION." ADDITIONALLY, THE ACTUAL FUTURE TAX RATE WILL BE SIGNIFICANTLY IMPACTED BY THE AMOUNT OF AND JURISDICTION IN WHICH THE COMPANY'S FOREIGN PROFITS ARE EARNED.

LIQUIDITY AND CAPITAL RESOURCES
The following table presents selected financial information and statistics for each of the fiscal quarters ending on the dates indicated (dollars in millions):


                                                       1/1/00     9/25/99    12/26/98
                                                       ------     -------    --------
Cash, cash equivalents, and short-term investments     $3,660     $3,226     $2,578
Accounts receivable, net .........................     $  892     $  681     $  913
Inventory ........................................     $   15     $   20     $   25
Working capital ..................................     $2,944     $2,736     $2,383
Non-current debt and equity investments ..........     $2,140     $  345     $  197
Long-term debt ...................................     $  300     $  300     $  954
Days sales in accounts receivable (a) ............         37         46         49
Days of supply in inventory (b) ..................          1          2          2
Days payables outstanding (c) ....................         66         77         51
Operating cash flow (quarterly) ..................     $  373     $  218     $  223

   (a) Based on ending net trade receivables and most recent quarterly net sales for each period
   (b) Based on ending inventory and most recent quarterly cost of sales for each period
   (c) Based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory

As of January 1, 2000, the Company had approximately $3.7 billion in cash, cash equivalents, and short-term investments, an increase of $434 million over the same balances at the end of fiscal 1999. For the first quarter of fiscal 2000, the Company's primary source of cash was $373 million in cash flows from operating activities. Cash generated by operations was primarily from net income of $183 million and a combined increase in accounts payable and other current liabilities of $436 million partially offset by an increase in accounts receivable of $211 million. In addition to operating cash flow, other significant cash flow items during the first quarter of fiscal 2000 included net purchases of short-term investments of $174 million, $41 million utilized for the repurchase of common stock, and cash proceeds from the sale of ARM stock of $136 million.

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During the first quarter of fiscal 2000, the Company repurchased 500,000 shares at a cost of $41 million. Since inception of the repurchase plan, the Company has repurchased 1.75 million shares at a cost of $116 million.

On November 18, 1999, the Company entered into a $100 million revolving credit agreement with Bank of America. Loans under the agreement pay interest at LIBOR plus 1%, and the Company is required to pay a commitment fee of 0.2% of the unused portion of the credit facility. No advances have been made against this credit facility. This revolving credit agreement is intended to provide the Company with an additional source of short-term liquidity.

The Company believes its balances of cash, cash equivalents, short-term investments, and available credit facilities will be sufficient to meet its cash requirements over the next twelve months, including any cash that may be utilized by its stock repurchase plan. However, given the Company's current non-investment grade debt ratings, if the Company should need to obtain short-term borrowings, there can no assurance such borrowings could be obtained at favorable rates. The inability to obtain such borrowings at favorable rates could materially adversely affect the Company's results of operations, financial condition, and liquidity.

OTHER INVESTMENTS
The Company holds significant investments in ARM, Samsung, and Akamai. These investments are reflected in the consolidated balances sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. As of January 1, 2000, the estimated fair value of these investments is $2.14 billion. The Company believes it is likely there will be significant fluctuations in the fair value of these investments in the future. Additional information regarding these investment may be found in this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 4, "Non-Current Debt and Equity Investments."

YEAR 2000 COMPLIANCE
THE INFORMATION PRESENTED BELOW RELATED TO YEAR 2000 (Y2K) COMPLIANCE CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-Q REGARDING Y2K COMPLIANCE.

The Year 2000 (Y2K) issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four to define a year. These problems could result in the failure of major systems or miscalculations, which could have a material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties. The Company's worldwide Y2K strategic plan (Y2K Plan) was described in the Company's 1999 Form 10-K. This plan was substantially completed prior to the end of the first quarter of fiscal 2000. Through January of 2000, the Company's total incremental external spending over the life of its Y2K plan was approximately $10 million.

The Company's business operations are heavily dependent on third party corporate service vendors, materials suppliers, outsourced operations partners, distributors and others. Through January of 2000, the Company's key third party suppliers and service providers have not reported any significant Y2K compliance problems, and the Company's financial results have not been negatively impacted by Y2K failures of third parties. However, because the Company's continued Y2K compliance in calendar 2000 is in part dependent on the continued Y2K compliance of third parties, there can be no assurance that the Company's efforts alone have resolved all Y2K issues or that key third parties will not experience Y2K compliance failures as calendar year 2000 progresses.

Through January of 2000, the Company experienced a limited number of minor malfunctions in its information technology (IT) systems as the result of the date change. None of these failures had a material impact on the Company's financial performance. The Company believes it could experience additional minor malfunctions of its IT systems and Non-IT business systems not previously detected but that these additional malfunctions will not have a material impact on the Company's results of operations or financial condition. As discussed above, the Company's continued Y2K compliance in calendar 2000 is in part dependent on the continued Y2K compliance of third parties.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION
The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business, which may cause the actual results to differ from those currently expected. The Company's future operating results and financial condition are dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition.

Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; risks associated with international operations, including economic and labor conditions, regional economic problems, political instability, tax laws, and currency fluctuations; increasing dependence on third-parties for manufacturing and other outsourced functions such as logistics; the availability of key components on terms acceptable to the Company; the continued availability of certain components and services essential to the Company's business currently obtained by the Company from sole or limited sources, including PowerPC RISC microprocessors developed by and obtained from IBM and Motorola and the final assembly of certain of the Company's products; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current Mac OS and timely delivery of future versions of the Mac OS; the availability of third-party software for particular applications; the Company's ability to attract, motivate and retain key employees; the effect of previously undetected Y2K compliance issues; managing the continuing impact of the European Union's transition to the Euro as its common legal currency; and the Company's ability to retain the operational and cost benefits derived from its recently completed restructuring program.

For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 7 -- Management's Discussion and Analysis -- Factors That May Affect Future Results and Financial Condition" in the Company's 1999 Form 10-K.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
THE INFORMATION PRESENTED BELOW REGARDING MARKET RISK CONTAINS FORWARD LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-Q REGARDING MARKET RISK. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE 1999 FORM 10-K AND THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and long-term debt obligations and related derivative financial instruments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of January 1, 2000, substantially all of the Company's investments have maturities less than 12 months.

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

For a complete description of the Company's interest rate and foreign currency related market risks, see the discussion in Part II, Item 7A of the Company's 1999 Form 10-K. There has not been a material change in the Company's exposure to interest rate and foreign currency risks since the date of the 1999 Form 10-K.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims which are discussed in the 1999 Form 10-K. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

Exhibit
Number            Description
------            -----------

27                Financial Data Schedule.

(b)     REPORTS ON FORM 8-K

None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                              APPLE COMPUTER, INC.
                                  (Registrant)





                            By: /s/ Fred D. Anderson
                               ----------------------

                                Fred D. Anderson
              Executive Vice President and Chief Financial Officer
                                January 31, 2000

INDEX TO EXHIBITS

Exhibit
Index
Number        Description                                      Page
------        -----------                                      ----

27            Financial Data Schedule.                           23