Form 10-Q
period 2000-04-01
APPLE COMPUTER INC
filed 2000-05-11
CIK 320193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

                                   (MARK ONE)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

       For the quarterly period ended April 1, 2000 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---    EXCHANGE ACT OF 1934

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

   162,743,706 shares of Common Stock Issued and Outstanding as of May 5, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              APPLE COMPUTER, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (in millions, except share and per share amounts)

                                                                     Three Months Ended                Six Months Ended
                                                                     ------------------                ----------------
                                                               April 1, 2000   March 27, 1999    April 1, 2000   March 27, 1999
                                                               -------------  ---------------    -------------  ---------------
Net sales                                                           $  1,945         $  1,530         $  4,288         $  3,240
Cost of sales                                                          1,396            1,127            3,132            2,355
                                                                    --------         --------         --------         --------
   Gross margin                                                          549              403            1,156              885
                                                                    --------         --------         --------         --------
Operating expenses:
   Research and development                                               92               76              182              152
   Selling, general, and administrative                                  287              239              606              518
   Special charges:
       Restructuring costs                                                 0                9                8                9
       Executive bonus                                                     0                0               90                0
                                                                    --------         --------         --------         --------
             Total operating expenses                                    379              324              886              679
                                                                    --------         --------         --------         --------
Operating income                                                         170               79              270              206

Gains from sales of investment                                           100               55              234               87
Interest and other income (expense), net                                  49               19               89               29
                                                                    --------         --------         --------         --------
     Total interest and other income (expense), net                      149               74              323              116
                                                                    --------         --------         --------         --------
Income before provision for income taxes                                 319              153              593              322
Provision for income taxes                                                86               18              177               35
                                                                    --------         --------         --------         --------
Net income                                                          $    233         $    135         $    416         $    287
                                                                    ========         ========         ========         ========

Earnings per common share:

      Basic                                                        $   1.44          $   0.99         $   2.57         $   2.11

      Diluted                                                      $   1.28          $   0.84         $   2.32         $   1.79

Shares used in computing earnings per share (in thousands):

      Basic                                                         162,172           136,371          161,597          135,820

      Diluted                                                       181,993           173,204          179,626          172,619

     See accompanying notes to condensed consolidated financial statements.

                              APPLE COMPUTER, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in millions, except share amounts)

                                     ASSETS

                                                                               April 1, 2000   September 25, 1999
                                                                               -------------   ------------------
Current assets:
   Cash and cash equivalents                                                          $1,662         $1,326
   Short-term investments                                                              1,947          1,900
   Accounts receivable, less allowances of $64 and $68, respectively                     940            681
   Inventories                                                                            10             20
   Deferred tax assets                                                                   131            143
   Other current assets                                                                  222            215
                                                                                      ------         ------
        Total current assets                                                           4,912          4,285
Property, plant and equipment, net                                                       314            318
Non-current debt and equity investments                                                1,544            339
Other assets                                                                             237            219
                                                                                      ------         ------
        Total assets                                                                  $7,007         $5,161
                                                                                      ======         ======


                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $1,111         $  812
   Accrued expenses                                                                      742            737
                                                                                      ------         ------
        Total current liabilities                                                      1,853          1,549
Long-term debt                                                                           300            300
Deferred tax liabilities                                                                 639            208
                                                                                      ------         ------
        Total liabilities                                                              2,792          2,057
                                                                                      ------         ------
Commitments and contingencies

Shareholders' equity:

   Series A non-voting convertible preferred stock, no par value; 150,000
   shares authorized, issued and outstanding                                             150            150
   Common stock, no par value; 320,000,000 shares authorized; 162,679,893
   and 160,799,061 shares issued and outstanding, respectively                         1,419          1,349
   Retained earnings                                                                   1,915          1,499
   Accumulated other comprehensive income                                                731            106
                                                                                      ------         ------
        Total shareholders' equity                                                     4,215          3,104
                                                                                      ------         ------
        Total liabilities and shareholders' equity                                    $7,007         $5,161
                                                                                      ======         ======

     See accompanying notes to condensed consolidated financial statements.

                              APPLE COMPUTER, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (in millions)

                                                                                           Six Months Ended
                                                                                           ----------------
                                                                                    April 1, 2000        March 27, 1999
                                                                                    -------------        --------------
Cash and cash equivalents, beginning of the period                                         $ 1,326          $ 1,481
                                                                                           -------          -------
Operating:
Net income                                                                                     416              287
Adjustments to reconcile net income to cash generated by operating activities:
   Depreciation and amortization                                                                41               47
   Provision for deferred income taxes                                                         105                6
    Gains on sales of ARM shares                                                              (234)             (87)
    Loss on sale of property, plant, and equipment                                               1             --
Changes in operating assets and liabilities:
   Accounts receivable                                                                        (259)             151
   Inventories                                                                                  10               60
   Other current assets                                                                         (7)             (11)
   Other assets                                                                                 (7)              11
   Accounts payable                                                                            299               72
   Other current liabilities                                                                    69              (44)
                                                                                           -------          -------
      Cash generated by operating activities                                                   434              492
                                                                                           -------          -------
Investing:
Purchase of short-term investments                                                          (1,843)          (2,254)
Proceeds from maturities of short-term investments                                           1,796            1,509
Proceeds from sale of ARM shares                                                               237               96
Purchase of long-term investments                                                             (216)            --
Net proceeds from property, plant, and equipment retirements                                    10               20
Purchase of property, plant, and equipment                                                     (65)             (24)
Other                                                                                          (23)               2
                                                                                           -------          -------
      Cash used for investing activities                                                      (104)            (651)
                                                                                           -------          -------
Financing:
Proceeds from issuance of common stock                                                          47               36
Cash used for repurchase of common stock                                                       (41)            --
                                                                                           -------          -------
      Cash generated by financing activities                                                     6               36
                                                                                           -------          -------
Total cash generated (used)                                                                    336             (123)
                                                                                           -------          -------
Cash and cash equivalents, end of the period                                               $ 1,662          $ 1,358
                                                                                           =======          =======
Supplemental cash flow disclosures:
   Cash paid for interest                                                                  $    10          $    30
   Cash paid (received) for income taxes, net                                              $    37          $    (1)



     See accompanying notes to condensed consolidated financial statements.

                              APPLE COMPUTER, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND RECENT ACCOUNTING PRONOUNCEMENTS

Interim information is unaudited; however, in the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the year ended September 25, 1999, included in its Annual Report on Form 10-K for the year ended September 25, 1999 (the 1999 Form 10-K). All information is based on the Company's fiscal calendar.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                     ----------------------------     ---------------------------
                                                        4/1/00           3/27/99          4/1/00          3/27/99
Numerator (in millions):
Numerator for basic earnings per share -
  Net income                                           $    233         $    135         $    416         $    287
  Interest expense on convertible debt                     --                 11             --                 22
                                                       --------         --------         --------         --------
  Numerator for diluted earnings per share
    - Adjusted net income                              $    233         $    146         $    416         $    309
                                                       ========         ========         ========         ========
Denominator:
  Denominator for basic earnings per share
    -- weighted average-shares outstanding              162,172          136,371          161,597          135,820

  Effect of dilutive securities:
    Convertible preferred stock                           9,091            9,091            9,091            9,091
    Convertible debt                                       --             22,642             --             22,642
    Dilutive options                                     10,730            5,100            8,938            5,066
                                                       --------         --------         --------         --------
  Dilutive potential common shares                       19,821           36,833           18,029           36,799
                                                       --------         --------         --------         --------
Denominator for diluted earnings per share
-- adjusted weighted-average shares and
assumed conversions                                     181,993          173,204          179,626          172,619
                                                       ========         ========         ========         ========
Basic earnings per share                               $   1.44         $   0.99         $   2.57         $   2.11
                                                       ========         ========         ========         ========

Diluted earnings per share                             $   1.28         $   0.84         $   2.32         $   1.79
                                                       ========         ========         ========         ========

Options to purchase approximately 209,750 and 253,000 shares of common stock were outstanding as of April 1, 2000, and March 27, 1999, respectively, that were not included in the computation of diluted earnings per share for these quarters because the options' exercise price was greater than the average market price of the Company's common stock during those periods and, therefore, the effect would be antidilutive.

During the first two quarters of 1999, the Company had outstanding $661 million of unsecured convertible subordinated debentures (the Debentures) which were convertible by their holders into approximately 22.6 million shares of common stock at a conversion price of $29.205 per share. The weighted average common shares represented by the Debentures upon conversion were included in the computation of diluted earnings per share for the three and six month periods ended March 27, 1999, using the if-converted method. On April 14, 1999, the Company called for redemption the Debentures. As a result, debenture holders converted virtually all of the outstanding debentures to 22.6 million shares of the Company's common stock in 1999. For additional disclosures regarding the Debentures, see the 1999 Form 10-K.

NOTE 3 - CONSOLIDATED FINANCIAL STATEMENT DETAILS (IN MILLIONS)

INVENTORIES

                                                       4/1/00      9/25/99
                                                       ------      -------
    Purchased parts                                    $   2          $   4
    Work in process                                     --                3
    Finished goods                                         8             13
                                                       -----          -----
    Total inventories                                  $  10          $  20
                                                       =====          =====

PROPERTY, PLANT, AND EQUIPMENT

                                                       4/1/00      9/25/99
                                                       ------      -------
    Land and buildings                                 $ 321          $ 323
    Machinery and equipment                              208            220
    Office furniture and equipment                        61             61
    Leasehold improvements                               133            125
    Accumulated depreciation and amortization           (409)          (411)
                                                       -----          -----
    Net property, plant, and equipment                 $ 314          $ 318
                                                       =====          =====

ACCRUED EXPENSES

                                                       4/1/00      9/25/99
                                                       ------      -------
    Accrued compensation and employee benefits         $ 178          $  84
    Accrued marketing and distribution                   146            170
    Accrued warranty and related costs                   106            105
    Other current liabilities                            312            378
                                                       -----          -----
    Total accrued expenses                             $ 742          $ 737
                                                       =====          =====

INTEREST AND OTHER INCOME (EXPENSE)

                                                         SIX MONTHS ENDED
                                                         ----------------
                                                       4/1/00      3/27/99
                                                       ------      -------
    Interest income                                    $  96          $  65
    Interest expense                                     (10)           (31)
    Other income (expense), net                            3             (5)
                                                       -----          -----
    Interest and other income (expense), net           $  89          $  29
                                                       =====          =====

NOTE 4 - NON-CURRENT DEBT AND EQUITY INVESTMENTS

The Company holds significant investments in ARM Holdings plc (ARM), Samsung Electronics Co., Ltd (Samsung), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The combined fair value of these investments was $1.544 billion and $339 million as of April 1, 2000, and September 25, 1999, respectively. The combined fair value of these investments has declined to approximately $1.215 billion as of May 5, 2000. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

ARM is a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology. As of September 25, 1999, the Company held approximately 16 million shares of ARM stock with a fair value of $226 million. During the first quarter of 2000, the Company sold approximately 5.2 million shares of ARM stock for net proceeds of approximately $136 million and a gain before taxes of $134 million. During the second quarter of 2000, the Company sold approximately 1.5 million shares of ARM stock for net proceeds of $101 million and a gain before taxes of $100 million. During the first quarter of 1999, the Company sold approximately 11.6 million shares of ARM stock for net proceeds of approximately $37 million and a gain before taxes of $32 million. During the second quarter of 1999, the Company sold 8 million shares of ARM stock for net proceeds of approximately $59 million and a gain before taxes of approximately $55 million. As of April 1, 2000, the Company holds 9.4 million shares of ARM stock with a fair value of $566 million. Share data for ARM presented in this Form 10-Q has not been adjusted to reflect ARM's five-for-one split in April of 2000.

In January 2000, the Company invested $200 million in EarthLink, an Internet service provider (ISP). The investment is in EarthLink's Series C Convertible Preferred Stock, which is convertible by the Company after January 4, 2001, into approximately 7.1 million shares of EarthLink common stock. Apple also received a seat on EarthLink's Board of Directors. Concurrent with this investment, Earthlink and the Company entered into a multi-year agreement to deliver ISP service to Macintosh users in the United States. Under the terms of the agreement, the Company will profit from each new Mac customer that subscribes to EarthLink's ISP service, and EarthLink will become the default ISP in Apple's Internet Setup Software included with all Macintosh computers sold in the United States. The fair value of the Company's investment in EarthLink is approximately $138 million as of April 1, 2000.

During the fourth quarter of 1999, the Company invested $100 million in Samsung to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment, in the form of three year unsecured bonds, is convertible into approximately 550,000 shares of Samsung common stock beginning in June 2000. The bonds carry an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity. The fair value of the Company's investment in Samsung is approximately $179 million as of Apri1 1, 2000.

In June 1999, the Company invested $12.5 million in Akamai, a global Internet content delivery service. The investment was in the form of convertible preferred stock that converted into 4.1 million shares of Akamai common stock (adjusted for subsequent stock splits) at the time of Akamai's initial public offering in October 1999. The Company is restricted from selling more than 25% of its shares within one year after the date of the closing of the public offering of Akamai's stock. Beginning in the first quarter of 2000, the Company categorized its shares in Akamai as available-for-sale. As of April 1, 2000, the Company's investment in Akamai has a fair value of $661 million.


NOTE 5 - SHAREHOLDERS' EQUITY

During the second quarter of 2000, the Company's Board of Directors granted the Company's Chief Executive Officer options under the Company's 1998 Executive Officer Stock Plan to purchase 10 million shares of common stock at an exercise price of $87.1875 per share, the then fair value of the underlying common stock. A summary of the Company's stock option activity and related information for the six-month period ended April 1, 2000, follows (option amounts are presented in thousands):

                                      NUMBER OF      WEIGHTED-AVERAGE
                                       OPTIONS        EXERCISE PRICE
                                      ---------      ----------------
Options outstanding at 9/25/99          18,404          $   26.39
   Granted                              19,536          $   90.72
   Exercised                            (2,123)         $   17.96
   Forfeited                            (1,227)         $   46.40
                                        ------
Options outstanding at 4/1/00           34,590          $   62.53
                                        ======

Options exercisable at 4/1/00            7,362          $   65.46

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During the second quarter of 2000, no shares of common stock were repurchased. Since inception of the stock repurchase plan, the Company has repurchased a total of 1.75 million shares of its common stock at a total cost of $116 million.

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

                                                      FOR THE THREE MONTHS       FOR THE SIX MONTHS
                                                              ENDED                     ENDED
                                                       4/1/00       3/27/99       4/1/00     3/27/99
                                                  --------------------------  ------------------------
Net income                                            $   233      $   135      $   416      $   287
Other comprehensive income (loss):
    Change in accumulated translation
         adjustment                                        (5)         (10)          (6)           2
    Unrealized gains (losses) on
         investments, net of taxes                       (428)         142          805          255
    Reclassification adjustment for gains
         included in net income                           (73)         (50)        (174)         (50)
                                                      -------      -------      -------      -------
 Total comprehensive income (loss)                    $  (273)     $   217      $ 1,041      $   494
                                                      =======      =======      =======      =======

NOTE 7 - SPECIAL CHARGES

RESTRUCTURING ACTIONS

During the first quarter of 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for severance payments to approximately 95 employees associated with consolidation of various domestic and international sales and marketing functions. Of the $5 million accrued for severance, $1.7 million had been spent by April 1, 2000, and the remainder is expected to be spent over the following two quarters. Of the $3 million accrued for the write-off of various assets, substantially all was utilized by April 1, 2000.

During the fourth quarter of 1999, the Company initiated restructuring actions resulting in a charge to operations of $21 million comprised of $11 million for contract cancellation charges associated with the closure of the Company's outsourced data center, $9.2 million of which had been spent by the end of the second quarter of 2000, and $10 million for contract cancellation charges related to supply and development agreements previously discontinued, all of which had been spent by the end of the first quarter of fiscal 2000.

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

                        THREE MONTHS ENDED    SIX MONTHS ENDED
                        4/1/00    3/27/99    4/1/00    3/27/99
                    -----------------------------------------------
Americas:
   Net sales              989       787     2,178     1,747
   Operating income       137       101       303       222

Europe:
   Net sales              469       368     1,095       820
   Operating income        63        52       177       115

Japan:
   Net sales              349       262       761       454
   Operating income        97        70       211        97

Other segments:
   Net sales              138       113       254       219
   Operating income        39        18        64        38

     A reconciliation of the Company's segment operating income to the condensed consolidated financial statements follows (in millions):

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     4/1/00  3/27/99     4/1/00    3/27/99
                                                  ----------------------------------------
Segment operating income                               336      241        755      472
Corporate expenses, net                                166      153        387      257
Restructuring costs                                    --         9          8        9
Executive bonus                                        --       --          90       --
                                                      ----     ----       ----     ----
   Total operating income                             $170     $ 79       $270     $206
                                                      ====     ====       ====     ====

Information regarding net sales by product is as follows (in millions):

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                            4/1/00    3/27/99    4/1/00     3/27/99
                                     ----------------------------------------------------
Power Macintosh                            $  686     $  730     $1,380     $1,321
PowerBook                                     252        146        464        403
iMac                                          540        358      1,335        932
iBook                                         174       --          525       --
Software, service, and other net sales        293        296        584        584
                                           ------     ------     ------     ------
   Total net sales                         $1,945     $1,530     $4,288     $3,240
                                           ======     ======     ======     ======

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated results of operations or financial position during the quarter and six-months ended April 1, 2000.

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133" was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of fiscal 2001. Although the Company continues to review the effect of the implementation of SFAS No. 133, the Company does not currently believe its adoption will have a material impact on its financial position or overall trends in results of operations and does not believe adoption will result in significant changes to its financial risk management practices. However, the impact of adoption of SFAS No. 133 on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption and may result in more pronounced quarterly fluctuations in other income and expense.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to follow the guidance in the SAB no later than the first quarter of its fiscal year 2001. Adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No. 101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

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

NOTE 11 - RECLASSIFICATIONS

Certain amounts in the Condensed Consolidated Balance Sheet as of September 25, 1999, have been reclassified to conform to the 2000 presentation.

NOTE 12 - SUBSEQUENT EVENTS

On April 19, 2000, the Company's Board of Directors authorized a two-for-one stock split, to be effected in the form of a stock dividend, subject to shareholder approval of an amendment to the Company's Restated Articles of Incorporation to increase the number of shares of Common Stock to 900,000,000. Such approval was received at the Company's Annual Meeting of Shareholders held on April 20, 2000. Shareholders of record on May 19, 2000 will be entitled to one additional share of common stock for each share of the Company's common stock held on that date. Share and per share data presented in this Form 10-Q have not been adjusted to give effect to this stock split.

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

RESULTS OF OPERATIONS

Tabular information (dollars in millions, except per share amounts):

                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                             ------------------                 ----------------
                                       4/01/00     3/27/99     CHANGE      4/01/00    3/27/99     CHANGE
                                      -------------------------------     --------------------------------
Macintosh CPU unit sales
(in thousands)                          1,043         827          26%      2,420       1,771          37%
Avg. revenue per Macintosh shipped     $1,820      $1,813           0%     $1,737      $1,793          (3%)

Net sales                              $1,945      $1,530          27%     $4,288      $3,240          32%

Gross margin                           $  549      $  403          36%     $1,156      $  885          31%
   Percentage of net sales               28.2%       26.3%                   27.0%       27.3%

Operating expense                      $  379      $  315          20%     $  788      $  670          18%
   Percentage of net sales               19.5%       20.6%                   18.4%       20.7%
Special charges                        $ --        $    9                  $   98      $    9
Gains from sales of investment         $  100      $   55                  $  234      $   87
Interest and other income, net         $   49      $   19         158%     $   89      $   29         207%
Provision for income taxes             $   86      $   18         378%     $  177      $   35         406%
   Effective tax rate                   27.0%        11.8%                   29.8%       11.0%
Net income                             $  233      $  135          73%     $  416      $  287          45%
Diluted earnings per share             $ 1.28      $ 0.84          52%     $ 2.32      $ 1.79          30%


NET SALES

Net sales for geographic operating segments and Macintosh unit sales by geographic segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                     ------------------                   ----------------
                                               4/1/00    3/27/99      CHANGE      4/1/00    3/27/99      CHANGE
                                               ------    -------      ------      ------    -------      ------
Americas net sales                             $  989     $  787         26%      $2,178     $1,747         25%
Europe net sales                               $  469     $  368         27%      $1,095     $  820         34%
Japan net sales                                $  349     $  262         33%      $  761     $  454         68%
Asia Pacific net sales                         $   92     $   82         12%      $  169     $  157          8%

Americas Macintosh unit sales                     541        421         29%       1,249        946         32%
Europe Macintosh unit sales                       275        203         35%         664        455         46%
Japan Macintosh unit sales                        174        156         12%         409        275         49%
Asia Pacific Macintosh unit sales                  53         47         13%          98         95          3%
                                               ------     ------     ------       ------     ------
     Total Macintosh unit sales                 1,043        827         26%       2,420      1,771         37%
                                               ======     ======      ======      ======     ======

Power Macintosh unit sales                        354        401        (12%)        709        727         (2%)
PowerBook unit sales                              100         75         33%         184        174          6%
iMac unit sales                                   474        351         35%       1,176        870         35%
iBook unit sales                                  115       --          100%         351       --          100%
                                               ------     ------     ------       ------     ------
     Total Macintosh unit sales                 1,043        827         26%       2,420      1,771         37%
                                               ======     ======      ======      ======     ======

Net sales increased $415 million or 27% to $1.945 billion in the second quarter of 2000 compared to the same quarter in 1999. The primary source of this growth was an overall 26% increase in Macintosh unit sales, which reflects strong unit growth in the Company's three largest geographic operating segments. Approximately half of the year-over-year increase in quarterly Macintosh unit shipments was attributable to sales of iBook, the Company's new education and consumer oriented portable computer, which was not shipped until the fourth quarter of 1999. The average revenue per Macintosh system, a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales, for the second quarter of 2000 of $1,820 was comparable to the $1,813 experienced in the same quarter in 1999.

For the first six months of 2000, net sales increased $1.048 billion or 32% over the same period in 1999. A 37% increase in year-to-date Macintosh unit sales, also reflective of strong growth in the Company's three largest geographic operating segments, was the principal cause of the increase in net sales during the first six months of 2000.

Net sales declined sequentially during the second quarter of 2000 compared to the first quarter of 2000 by $398 million or 17%. Similarly, Macintosh unit sales decreased 24% during the second quarter of 2000 compared to the first quarter. The sequential decline in both net sales and unit sales during the second quarter is consistent with the historical pattern experienced by the Company due to lower demand in the Company's consumer markets following the holiday season. The sequential decrease in unit sales was somewhat offset by a sequential increase in the average revenue per Macintosh system, which rose from $1,673 during the first quarter of 2000 to $1,820 during the second quarter. The increase during the current quarter in the average revenue per Macintosh system is primarily attributable to the shift in the Company's unit mix towards higher-priced professional oriented products such that Power Macintosh and PowerBook units comprised 44% of total Macintosh units sales during the second quarter of 2000 versus 32% during the first quarter.

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

AMERICAS

Net sales in the Americas segment during the second quarter of 2000 increased $202 million or 26% compared to the same period in 1999. Macintosh unit sales in the Americas increased 29% on a year-over-year basis, reflecting strong growth in iMac unit sales and unit sales of the recently introduced iBook. During the second quarters of both 2000 and 1999, the Americas segment represented approximately 51% of the Company's total net sales. The results experienced by the Americas segment in the second quarter of 2000 versus the same quarter in 1999 reflect the Company's overall results characterized by strong growth in unit sales and net sales of the Company's consumer and education oriented products and moderate growth in net sales of the Company's professional oriented products.

EUROPE

Net sales in the Europe segment increased $101 million or 27% during the second quarter of 2000 as compared to the same quarter in 1999, while the segment's Macintosh unit sales increased 35%. Like the Americas segment, Europe's results in the second quarter of 2000 as compared to 1999 are indicative of strong growth in Macintosh unit sales, particularly unit sales of iMac and iBook.

JAPAN

Net sales in Japan rose 33% or $87 million during the second quarter of 2000 as compared to the same quarter in 1999 while Macintosh unit sales increased 12%. The increase in net sales was primarily the result of increased unit sales of professional oriented products and iBook, partially offset by a moderate decline in unit sales of iMac.

GROSS MARGIN

Gross margin for the second quarter of 2000 was 28.2% compared to 26.3% for the same quarter in 1999 and 25.9% for the first quarter of 2000. Gross margin during the second quarter of 2000 was favorably impacted by three principal factors. First, component costs were lower during the second quarter of 2000 compared to previous quarters. In particular, costs for DRAM fell close to levels not experienced since the fourth quarter of 1999. Second, freight costs declined sequentially from the first quarter of 2000 because substantially higher air freight costs were incurred during the first quarter of 2000 compared to the second quarter in order to get products introduced during the first quarter into the sales channel in time for the holiday selling season. Third, the Company's overall product mix shifted towards higher-priced, higher margin professional products. Net sales of Power Macintosh and PowerBook products accounted for 48.2% of total net sales during the second quarter of 2000 and 39.2% of net sales during the first quarter of 2000.

There can be no assurance targeted gross margin levels will be achieved or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, fluctuations in freight costs incurred to deliver the Company's products to market, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

OPERATING EXPENSES

Selling, general and administrative expenses, excluding special charges, increased $48 million or 20% during second quarter of 2000 as compared to the same period in 1999 and decreased sequentially $32 million or 10% from the first quarter of 2000. The sequential decline from the first quarter of 2000 reflects the typical seasonal decline in advertising and promotional activity associated with the 1999 holiday season. Selling, general and administrative expenses for the first six months of 2000 increased $88 million or 17% as compared to the same period in 1999. However, as a result of growing net sales, selling, general and administrative expenses fell to 14% of net sales during the first six months of 2000 compared to 16% during the same period in 1999. The absolute year-over-year increases in selling, general and administrative expenses for both the second quarter and the first six months of 2000 is the result of higher variable selling and marketing expenses resulting from the year-over-year increase in net sales and due to higher discretionary spending on marketing and advertising in 2000 as compared to 1999.

Expenditures for research and development increased 21% between the second quarter of fiscal 2000 and the same quarter in 1999 and increased 20% during the first six months of 2000 compared to the same period in 1999. These increases resulted primarily from increased spending in 2000 to support product development activities and increased research and development headcount.

SPECIAL CHARGES

During the first quarter of 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for severance payments to approximately 95 employees associated with consolidation of various domestic and international sales and marketing functions. Of the $5 million accrued for severance, $1.7 million had been spent by April 1, 2000, and the remainder is expected to be spent over the following two quarters. Of the $3 million accrued for the write-off of various assets, substantially all was utilized by April 1, 2000.

During the first quarter of 2000, the Company's Board of Directors approved a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the company of approximately $90 million, the majority of which is not tax deductible. Approximately half of the total charge is the cost of the aircraft. The other half represents all other costs and taxes associated with the purchase.

TOTAL INTEREST AND OTHER INCOME, NET

Interest and other income and expense (net) increased $30 million or 158% to $49 million during the second quarter of 2000 compared to the same quarter in 1999 and increased $60 million or 207% for the first six months of 2000 over the same period in 1999. These increases are attributable to two factors. First, the Company's cash, cash equivalents, and short-term investments were higher by approximately $687 million or 24% at the end of the second quarter of 2000 versus the same balances at the end the second quarter of 1999. This resulted in a $16 million or 48% increase in interest income between the second quarter of 2000 and the second quarter of 1999 and an increase of $31 million or 48% for the comparable six month periods. Second, as the result of conversion to common stock of the Company's convertible subordinated debentures during the third quarter of 1999, interest expense declined $10 million or 67% during the second quarter of 2000 compared to the same quarter in 1999 and decreased $21 million or 68% for the comparable six month periods.

During the second quarter of 2000, the Company sold approximately 1.5 million shares of ARM stock for net proceeds of approximately $101 million and a gain before taxes of $100 million. For the six-month period ended on April 1, 2000, the Company sold approximately 6.7 million shares of ARM stock for net proceeds of $237 million and a gain before taxes of $234 million. During the second quarter of 1999, the Company sold approximately 8.0 million shares of ARM stock for net proceeds of approximately $59 million and a gain before taxes of $55 million. For the six-month period ended on March 27, 1999, the Company sold approximately 19.6 million shares of ARM stock for net proceeds of $96 million and a gain before taxes of $87 million.

PROVISION FOR INCOME TAXES

As of April 1, 2000, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $580 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. As of April 1, 2000, a valuation allowance of $45 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance primarily relates to the operating loss carryforwards acquired from NeXT and to tax benefits in certain foreign jurisdictions. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Company's effective tax rate for the first quarter of 2000, was approximately 33% and includes the effect of the special executive bonus accrued during that quarter. The effective tax rate during the first quarter of 2000 without this charge was approximately 25%. The Company's effective tax rate for the three months ended April 1, 2000, was approximately 27% which brings the effective tax rate without the special executive bonus for the six months ended April 1, 2000, to 26%. This effective rate is less than the statutory federal income tax rate of 35% due primarily to the reversal of a portion of the previously established valuation allowance for tax loss and credit carryforwards and certain undistributed foreign earnings for which no U.S. taxes were provided.

THE COMPANY CURRENTLY BELIEVES THAT ITS EFFECTIVE TAX RATE FOR THE REMAINDER OF 2000 WILL BE APPROXIMATELY 26%. THE COMPANY ANTICIPATES THAT ITS EFFECTIVE TAX RATE WILL INCREASE IN 2001. THE FOREGOING STATEMENTS ARE FORWARD-LOOKING. THE COMPANY'S ACTUAL RESULTS COULD DIFFER BECAUSE OF SEVERAL FACTORS, INCLUDING THOSE SET FORTH BELOW IN THE SUBSECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION." ADDITIONALLY, THE ACTUAL FUTURE TAX RATE WILL BE SIGNIFICANTLY IMPACTED BY THE AMOUNT OF AND JURISDICTION IN WHICH THE COMPANY'S FOREIGN PROFITS ARE EARNED.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics for each of the quarters ending on the dates indicated (dollars in millions):

                                                            4/1/00         1/1/00         9/25/99
                                                            ------         ------         -------
Cash, cash equivalents, and short-term investments          $3,609          $3,660          $3,226
Accounts receivable, net                                    $  940          $  892          $  681
Inventory                                                   $   10          $   15          $   20
Working capital                                             $3,059          $2,944          $2,736
Non-current debt and equity investments                     $1,544          $2,140          $  339
Long-term debt                                              $  300          $  300          $  300
Days sales in accounts receivable (a)                           44              37              46
Days of supply in inventory (b)                                  1               1               2
Days payables outstanding (c)                                   73              66              77
Operating cash flow (quarterly)                             $   61          $  373          $  218

     (a) Based on ending net trade receivables and most recent quarterly net sales for each period.
     (b) Based on ending inventory and most recent quarterly cost of sales for each period.
     (c) Based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of April 1, 2000, the Company had approximately $3.6 billion in cash, cash equivalents, and short-term investments, an increase of $383 million over the same balances at the end of 1999. For the six months ended April 1, 2000, the Company's primary source of cash was $434 million in cash flows from operating activities. Cash generated by operations was primarily from net income of $416 million and a combined increase in accounts payable and other current liabilities of $368 million partially offset by an increase in accounts receivable of $259 million. In addition to operating cash flow, other significant cash flow items during the six months ended April 1, 2000 included net purchases of short-term investments of $47 million, $216 million utilized for the purchase of long-term investments, $65 million for the purchase of property, plant and equipment, and cash proceeds from the sale of ARM stock of $237 million.

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During the second quarter of 2000, no shares of common stock were repurchased. Since inception of the repurchase plan, the Company has repurchased 1.75 million shares at a cost of $116 million.

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

OTHER INVESTMENTS

The Company holds significant investments in ARM, Samsung, Akamai and Earthlink. These investments are reflected in the consolidated balances sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The combined fair value of these investments was $1.544 billion and $339 million as of April 1, 2000, and September 25, 1999, respectively. The combined fair value of these investments has declined to approximately $1.215 billion as of May 5, 2000. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future. Additional information regarding these investment may be found in this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 4, "Non-Current Debt and Equity Investments."

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control. In addition to the uncertainties described elsewhere in this report, there are many factors that will affect the Company's future results and business, which may cause the actual results to differ from those currently expected. The Company's future operating results and financial condition is dependent upon the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and a favorable financial condition.

Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, among other things, continued competitive pressures in the marketplace and the effect of any reaction by the Company to such competitive pressures, including pricing actions by the Company; risks associated with international operations, including economic and labor conditions, regional economic problems, political instability, tax laws, and currency fluctuations; increasing dependence on third-parties for manufacturing and other outsourced functions such as logistics; the availability of key components on terms acceptable to the Company; the continued availability of certain components and services essential to the Company's business currently obtained by the Company from sole or limited sources, including PowerPC RISC microprocessors developed by and obtained from IBM and Motorola and the final assembly of certain of the Company's products; the Company's ability to supply products in certain categories; the Company's ability to supply products free of latent defects or other faults; the Company's ability to make timely delivery to the marketplace of technological innovations, including its ability to continue to make timely delivery of planned enhancements to the current Mac OS and timely delivery of future versions of the Mac OS; the availability of third-party software for particular applications; the Company's ability to attract, motivate and retain key employees; the effect of previously undetected Y2K compliance issues; managing the continuing impact of the European Union's transition to the Euro as its common legal currency; continuing fluctuations in the fair value of the Company's non-current debt and equity investments, and the Company's ability to retain the operational and cost benefits derived from its recently completed restructuring programs.

For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 7 -- Management's Discussion and Analysis -- Factors That May Affect Future Results and Financial Condition" in the Company's 1999 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

THE INFORMATION PRESENTED BELOW REGARDING MARKET RISK CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-Q REGARDING MARKET RISK. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE 1999 FORM 10-K AND THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and long-term debt obligations and related derivative financial instruments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Excluding those investments classified as non-current debt and equity investments, all highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of April 1, 2000, substantially all of the Company's investments have maturities less than 12 months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on April 20, 2000. All matters voted on were approved. The results are as follows:

PROPOSAL I

The following directors were elected at the meeting to serve a one-year term as directors:

                           For                       Authority Withheld
William V. Campbell        139,530,349                 1,526,408
Gareth C.C. Chang          139,671,948                 1,384,809
Millard S. Drexler         139,281,278                 1,775,479
Lawrence J. Ellison        130,301,339                10,755,418
Steven P. Jobs             139,687,954                 1,368,803
Jerome B. York             139,682,237                 1,374,520

PROPOSAL II

The proposal to amend the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 320,000,000 to 900,000,000 shares was approved. As a result, the Company's Restated Articles of Incorporation were amended to increase the number of authorized shares to 900,000,000.

    For                    Against          Abstained         Broker Non-Vote
    120,834,875            19,682,413       537,666           1,803

PROPOSAL III

The proposal to amend the Company's 1998 Executive Officer Stock Plan (the 1998
Plan) to increase the number of shares reserved for issuance thereunder by 2,000,000 shares, bringing the total number of shares of Common Stock reserved for issuance under the 1998 Plan to 19,000,000, was approved. As a result, the 1998 Plan was amended to reserve an additional 2,000,000 shares of Common Stock for issuance thereunder.

    For                    Against          Abstained         Broker Non-Vote
    87,975,961             52,315,384       761,685           3,727

PROPOSAL IV

Ratification of appointment of KPMG LLP as the Company's independent auditors for fiscal year 2000.

    For                    Against          Abstained         Broker Non-Vote
    140,342,114            168,893          545,750           -0-

The proposals above are described in detail in the Registrant's definitive proxy statement dated March 6, 2000, for the Annual Meeting of Shareholders held on April 20, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       The following exhibits are filed as part of this Report:

Exhibit
Number            Description
------            -----------
3.2               Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4,
                  2000.
10.A.49           1997 Employee Stock Option Plan, as amended through May 3, 2000.
10.A.51           1998 Executive Officer Stock Plan, as amended through May 3, 2000.
27                Financial Data Schedule.

(b)     REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K dated January 19, 2000, to report under Item 5 (Other Events) that the Company's Board of Directors had granted the Company's CEO, Steven P. Jobs, stock options to purchase ten million shares of the Apple common stock and to give Mr. Jobs a Gulfstream V airplane in recognition of his service to the Company during the preceding two and a half years.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APPLE COMPUTER, INC.
                                  (Registrant)

                            By: /s/ Fred D. Anderson
                               ------------------------
                                Fred D. Anderson
              Executive Vice President and Chief Financial Officer

                                  May 11, 2000

INDEX TO EXHIBITS

Exhibit
Index
Number        Description
------        -----------
3.2           Amendment to Restated Articles of Incorporation, filed with the
              Secretary of State of the State of California on May 4, 2000.
10.A.49       1997 Employee Stock Option Plan, as amended through May 3, 2000.
10.A.51       1998 Executive Officer Stock Plan, as amended through May 3, 2000.
27            Financial Data Schedule.