Form 10-Q
period 2000-07-01
APPLE COMPUTER INC
filed 2000-07-31
CIK 320193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

                                   (MARK ONE)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---      SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended July 1, 2000 OR

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

                                  Yes X   No
                                     ----    ----

  324,969,055 shares of Common Stock Issued and Outstanding as of July 21, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              APPLE COMPUTER, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (in millions, except share and per share amounts)


                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 ------------------                 -----------------
                                                           JULY 1, 2000    JUNE 26, 1999      JULY 1, 2000    JUNE 26, 1999
                                                           ------------    -------------      ------------    -------------
Net sales............................................            $1,825           $1,558            $6,113           $4,798
Cost of sales........................................             1,282            1,131             4,414            3,486
                                                                 ------           ------            ------           ------
   Gross margin......................................               543              427             1,699            1,312
                                                                 ------           ------            ------           ------
Operating expenses:
   Research and development..........................                97               80               279              232
   Selling, general, and administrative..............               278              243               884              761
   Special charges:
       Restructuring costs...........................                 0                0                 8                9
       Executive bonus...............................                 0                0                90                0
                                                                 ------           ------            ------           ------
             Total operating expenses                               375              323             1,261            1,002
                                                                 ------           ------            ------           ------
Operating income ....................................               168              104               438              310

Gains from sales of investment                                       50              101               284              188
Interest and other income (expense), net                             52               24               141               53
                                                                 ------           ------            ------           ------
     Total interest and other income (expense), net                 102              125               425              241
                                                                 ------           ------            ------           ------
Income before provision for income taxes.............               270              229               863              551
Provision for income taxes...........................                70               26               247               61
                                                                 ------           ------            ------           ------
Net income...........................................            $  200           $  203            $  616           $  490
                                                                 ======           ======            ======           ======
Earnings per common share:

      Basic..........................................             $0.62            $0.70             $1.90            $1.77

      Diluted........................................             $0.55            $0.60             $1.71            $1.49

Shares used in computing earnings per share (in thousands):
      Basic..........................................           325,040          288,107           323,770          277,141

      Diluted........................................           361,817          349,300           359,928          346,660

     See accompanying notes to condensed consolidated financial statements.

                              APPLE COMPUTER, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in millions, except share amounts)

                                     ASSETS


                                                                                    JULY 1, 2000    SEPTEMBER 25,1999
                                                                                    ------------    -----------------
Current assets:
   Cash and cash equivalents...............................................               $1,344               $1,326
   Short-term investments..................................................                2,482                1,900
   Accounts receivable, less allowances of $63 and $68, respectively.......                  967                  681
   Inventories.............................................................                    5                   20
   Deferred tax assets.....................................................                  162                  143
   Other current assets....................................................                  197                  215
                                                                                          ------               ------
        Total current assets...............................................                5,157                4,285
Property, plant and equipment, net.........................................                  314                  318
Non-current debt and equity investments....................................                1,236                  339
Other assets...............................................................                  225                  219
                                                                                          ------               ------
        Total assets.......................................................               $6,932               $5,161
                                                                                          ======               ======

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable........................................................               $1,040               $  812
   Accrued expenses........................................................                  833                  737
                                                                                          ------               ------
        Total current liabilities..........................................                1,873                1,549
Long-term debt.............................................................                  300                  300
Deferred tax liabilities...................................................                  583                  208
                                                                                          ------               ------
        Total liabilities..................................................                2,756                2,057
                                                                                          ------               ------
Commitments and contingencies

Shareholders' equity:
   Series A non-voting convertible preferred stock, no par value; 150,000
   shares authorized, issued and outstanding...............................                  150                  150
   Common stock, no par value; 900,000,000 shares authorized; 324,826,267
   and 321,598,122 shares issued and outstanding, respectively.............                1,376                1,349
   Retained earnings.......................................................                2,115                1,499
   Accumulated other comprehensive income..................................                  535                  106
                                                                                          ------               ------
        Total shareholders' equity.........................................                4,176                3,104
                                                                                          ------               ------
        Total liabilities and shareholders' equity.........................               $6,932               $5,161
                                                                                          ======               ======

     See accompanying notes to condensed consolidated financial statements.

                              APPLE COMPUTER, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (in millions)

                                                                                                NINE MONTHS ENDED
                                                                                                -----------------
                                                                                         JULY 1, 2000        JUNE 26, 1999
                                                                                        -------------        -------------
Cash and cash equivalents, beginning of the period..............................               $1,326               $1,481
                                                                                              -------              -------
Operating:
Net income......................................................................                  616                  490
Adjustments to reconcile net income to cash generated by operating activities:
   Depreciation and amortization................................................                   66                   66
   Provision for deferred income taxes..........................................                  152                   15
   Gains on sales of ARM shares.................................................                 (284)                (188)
Changes in operating assets and liabilities:
   Accounts receivable..........................................................                 (286)                  59
   Inventories..................................................................                   15                   71
   Other current assets.........................................................                   18                   31
   Other assets.................................................................                  (21)                   6
   Accounts payable.............................................................                  228                   73
   Other current liabilities....................................................                  164                  (43)
                                                                                               ------               ------
      Cash generated by operating activities....................................                  668                  580
                                                                                               ------               ------
Investing:
Purchase of short-term investments..............................................               (3,023)              (3,039)
Proceeds from maturities of short-term investments..............................                2,441                2,525
Proceeds from sales of ARM shares...............................................                  288                  201
Purchase of long-term investments...............................................                 (232)                  --
Net proceeds from property, plant, and equipment retirements                                       11                   21
Purchase of property, plant, and equipment......................................                  (76)                 (31)
Other...........................................................................                  (18)                  (6)
                                                                                               ------               ------
      Cash used for investing activities........................................                 (609)                (329)
                                                                                               ------               ------
Financing:
Proceeds from issuance of common stock..........................................                   50                   41
Cash used for repurchase of common stock........................................                  (91)                  --
                                                                                               ------               ------
      Cash generated by (used for) financing activities.........................                  (41)                  41
                                                                                               ------               ------
Total cash generated ...........................................................                   18                  292
                                                                                               ------               ------
Cash and cash equivalents, end of the period....................................               $1,344               $1,773
                                                                                               ======               ======
Supplemental cash flow disclosures:
   Cash paid for interest.......................................................               $   10               $   49
   Cash paid (received) for income taxes, net...................................               $   36               $   (1)

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

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

                                                  FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                  ----------------------------  ---------------------------
                                                      7/1/00         6/26/99        7/1/00        6/26/99

     Numerator (in millions):
     Numerator for basic earnings per share -
       Net income                                      $ 200           $ 203         $ 616          $ 490
       Interest expense on convertible debt               --               7            --             28
                                                       -----          ------         -----          -----
       Numerator for diluted earnings per share
         - Adjusted net income                         $ 200           $ 210         $ 616          $ 518
                                                       =====           =====         =====          =====
     Denominator:
       Denominator for basic earnings per share
         -- weighted average-shares outstanding      325,040         288,107       323,770        277,141

       Effect of dilutive securities:
         Convertible preferred stock                  18,182          18,182        18,182         18,182
         Convertible debt                                 --          31,434            --         40,667
         Dilutive options                             18,595          11,577        17,976         10,670
                                                      ------          ------        ------         ------
       Dilutive potential common shares               36,777          61,193        36,158         69,519
                                                     -------          ------        ------         ------
     Denominator for diluted earnings per share
     -- adjusted weighted-average shares and
     assumed conversions                             361,817         349,300       359,928        346,660
                                                     =======         =======       =======        =======

     Basic earnings per share                          $0.62           $0.70         $1.90          $1.77
                                                     =======         =======       =======        =======

     Diluted earnings per share                        $0.55           $0.60         $1.71          $1.49
                                                     =======         =======       =======        =======

     Options to purchase approximately 1,853,108 and 160,000 shares of common stock were outstanding as of July 1, 2000, and June 26, 1999, respectively, that were not included in the computation of diluted earnings per share for the quarters then ended because the options' exercise price was greater than the average market price of the Company's common stock during those periods and, therefore, the effect would be antidilutive.

     During the first two quarters of 1999, the Company had outstanding $661 million of unsecured convertible subordinated debentures (the Debentures) which were convertible by their holders into approximately 45.2 million shares of common stock. The weighted-average common shares represented by the Debentures upon conversion were included in the computation of diluted earnings per share for the three and nine month periods ended June 26, 1999, using the if-converted method. On April 14, 1999, the Company called for redemption the Debentures. As a result, debenture holders converted virtually all of the outstanding debentures to 45.2 million shares of the Company's common stock during the third quarter of 1999. For additional disclosures regarding the Debentures, see the 1999 Form 10-K.

     NOTE 3 - CONSOLIDATED FINANCIAL STATEMENT DETAILS (IN MILLIONS)

     INVENTORIES

                                                                                   7/1/00          9/25/99
                                                                                   ------          -------
                Purchased parts............................................         $   1            $   4
                Work in process............................................            --                3
                Finished goods.............................................             4               13
                                                                                    -----            -----
                Total inventories..........................................         $   5            $  20
                                                                                    =====            =====

     PROPERTY, PLANT, AND EQUIPMENT

                                                                                   7/1/00          9/25/99
                                                                                   ------          -------
                Land and buildings.........................................         $ 322            $ 323
                Machinery and equipment....................................           205              220
                Office furniture and equipment.............................            61               61
                Leasehold improvements.....................................           133              125
                Accumulated depreciation and amortization..................          (407)            (411)
                                                                                    -----            -----
                Net property, plant, and equipment.........................         $ 314            $ 318
                                                                                    =====            =====

     ACCRUED EXPENSES

                                                                                   7/1/00          9/25/99
                                                                                   ------          -------
                Accrued compensation and employee benefits.................         $ 190             $ 84
                Accrued marketing and distribution.........................           188              170
                Accrued warranty and related costs.........................           107              105
                Other current liabilities..................................           348              378
                                                                                    -----            -----
                Total accrued expenses.....................................          $833             $737
                                                                                    =====            =====

     INTEREST AND OTHER INCOME (EXPENSE)

                                                                                      NINE MONTHS ENDED
                                                                                      -----------------
                                                                                   7/1/00          6/26/99
                                                                                   ------          -------
                Interest income............................................         $ 151            $ 102
                Interest expense...........................................          (15)             (42)
                Other income (expense), net................................             5              (7)
                                                                                    -----            -----
                Interest and other income (expense), net...................         $ 141            $  53
                                                                                    =====            =====

     NOTE 4 - NON-CURRENT DEBT AND EQUITY INVESTMENTS

     The Company holds significant investments in ARM Holdings plc (ARM), Samsung Electronics Co., Ltd (Samsung), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The combined fair value of these investments was $1.236 billion and $339 million as of July 1, 2000, and September 25, 1999, respectively.
     The combined fair value of these investments has declined to approximately $1.062 billion as of July 28, 2000. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

     ARM is a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology. As of September 25, 1999, the Company held approximately 80 million shares of ARM stock with a fair value of $226 million. Share data for ARM presented in this Form 10-Q has been adjusted to reflect ARM's four-for-one stock split in April of 1999 and its five-for-one stock split in April of 2000. During the third quarter of 2000, the Company sold approximately 5 million shares of ARM stock for net proceeds of approximately $51 million and a gain before taxes of $50 million. During the nine months ended July 1, 2000, the Company has sold approximately 38 million shares of ARM stock for net proceeds of approximately $288 million and gains before taxes of approximately $284 million. During the third quarter of 1999, the Company sold approximately 50 million shares of ARM stock for net proceeds of $105 million and a gain before taxes of $101 million. During the nine months ended June 26, 1999, the Company sold approximately 148 million shares of ARM stock for net proceeds of approximately $201 million and a gain before taxes of approximately $188. The fair value of the Company's investment in ARM is approximately $450 million as of July 1, 2000.

     In January 2000, the Company invested $200 million in EarthLink, an Internet service provider (ISP). The investment is in EarthLink's Series C Convertible Preferred Stock, which is convertible by the Company after January 4, 2001, into approximately 7.1 million shares of EarthLink common stock. Concurrent with this investment, Earthlink and the Company entered into a multi-year agreement to deliver ISP service to Macintosh users in the United States. Under the terms of the agreement, the Company will profit from each new Mac customer that subscribes to EarthLink's ISP service, and EarthLink will become the default ISP in Apple's Internet Setup Software included with all Macintosh computers sold in the United States. The fair value of the Company's investment in EarthLink is approximately $110 million as of July 1, 2000.

     During the fourth quarter of 1999, the Company invested $100 million in Samsung to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment, in the form of three year unsecured bonds, is convertible into approximately 550,000 shares of Samsung common stock beginning in July 2000. The bonds carry an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity. The fair value of the Company's investment in Samsung is approximately $188 million as of July 1, 2000.

     In June 1999, the Company invested $12.5 million in Akamai, a global Internet content delivery service. The investment was in the form of convertible preferred stock that converted into 4.1 million shares of Akamai common stock (adjusted for subsequent stock splits) at the time of Akamai's initial public offering in October 1999. The Company is restricted from selling more than 25% of its shares within one year after the date of the closing of the public offering of Akamai's stock. Beginning in the first quarter of 2000, the Company categorized its shares in Akamai as available-for-sale. The fair value of the Company's investment in Akamai is approximately $488 million as of July 1, 2000.

     NOTE 5 - SHAREHOLDERS' EQUITY

     On June 21, 2000, the Company effected a two-for-one stock split in the form of a stock dividend. Accordingly, share and per share information presented in this Form 10-Q has been adjusted to reflect this stock split. On April 20, 2000, the Company's shareholders approved an increase in the number of the Company's authorized shares from 320,000,000 to 900,000,000.

     During the second quarter of 2000, the Company's Board of Directors granted the Company's Chief Executive Officer options under the Company's 1998 Executive Officer Stock Plan to purchase 20 million shares of common stock at an exercise price of $43.59 per share, the then fair value of the underlying common stock (share and per share figures for this option grant are adjusted for the June 2000 two-for-one stock split). A summary of the Company's stock option activity and related information for the nine-month period ended July 1, 2000, follows (option amounts are presented in thousands):

                                                              NUMBER OF      WEIGHTED-AVERAGE
                                                              OPTIONS         EXERCISE PRICE
                                                              -------         --------------
Options outstanding at 9/25/99............................     36,808              $13.19
   Granted..............................................       44,002              $46.27
   Exercised............................................       (4,527)             $ 9.05
   Forfeited............................................       (3,912)             $26.49
                                                               ------
Options outstanding at 7/1/00...........................       72,371              $32.84
                                                               ======

Options exercisable at 7/1/00...........................       14,941              $32.56

     In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During the third quarter of 2000, approximately 1 million shares of common stock were repurchased at a cost of approximately $50 million. Since inception of the stock repurchase plan, the Company has repurchased a total of 4.5 million shares of its common stock at a total cost of $166 million.

     NOTE 6 - COMPREHENSIVE INCOME

     Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and from unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. See Note 4 for additional information regarding available-for-sale securities. The components of comprehensive income, net of tax, are as follows (in millions):

                                                    FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                            ENDED                         ENDED
                                                    7/1/00         6/26/99       7/1/00          6/26/99
                                                  --------------------------  -----------------------------
      Net income.................................       $200        $ 203          $616            $ 490
      Other comprehensive income (loss):
          Change in accumulated translation
               adjustment........................         (2)          (5)           (8)              (3)
          Unrealized gains (losses) on
               investments, net of taxes.........       (157)          18           648              273
          Reclassification adjustment for gains
               included in net income............        (37)         (89)         (211)            (139)
                                                       -----        -----        ------            -----

       Total comprehensive income................      $   4         $127        $1,045            $ 621
                                                       =====         ====        ======            =====

     NOTE 7 - SPECIAL CHARGES

     RESTRUCTURING ACTIONS

     During the first quarter of 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for severance payments to approximately 95 employees associated with consolidation of various domestic and international sales and marketing functions. Of the $5 million accrued for severance, $2.5 million had been spent by July 1, 2000, and the remainder is expected to be spent over the following two quarters. Of the $3 million accrued for the write-off of various assets, substantially all was utilized by April 1, 2000.

     During the fourth quarter of 1999, the Company initiated restructuring actions resulting in a charge to operations of $21 million comprised of $11 million for contract cancellation charges associated with the closure of the Company's outsourced data center, substantially all of which had been spent by the end of the third quarter of 2000, and $10 million for contract cancellation charges related to supply and development agreements previously discontinued, substantially all of which had been utilized by the end of the first quarter of fiscal 2000.

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

                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                     7/1/00        6/26/99     7/1/00       6/26/99
                                 ----------------------------------------------------------
Americas:
   Net sales ...................       1,021         881       3,199       2,628
   Operating income ............         155         121         458         343

Europe:
   Net sales ...................         353         297       1,448       1,117
   Operating income ............          23          27         200         142

Japan:
   Net sales ...................         303         269       1,064         723
   Operating income ............          81          62         292         159

Other segments:
   Net sales ...................         148         111         402         330
   Operating income ............          47          22         111          60

     A reconciliation of the Company's segment operating income to the condensed consolidated financial statements follows (in millions):

                                                  THREE MONTHS ENDED  NINE MONTHS ENDED
                                                   7/1/00   6/26/99   7/1/00    6/26/99
                                               -------------------------------------------
Segment operating income ........................      306      232    1,061      704
Corporate expenses, net .........................      138      128      525      385
Restructuring costs .............................     --       --          8        9
Executive bonus .................................     --       --         90     --
                                                    ------   ------   ------   ------
   Total operating income .......................   $  168   $  104   $  438   $  310
                                                    ======   ======   ======   ======

     Information regarding net sales by product is as follows (in millions):

                                                        THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       7/1/00       6/26/99       7/1/00       6/26/99
                                                     ----------------------------------------------------
        Power Macintosh.............................      $  643       $  600        $2,055       $1,967
        PowerBook...................................         286          177           750          580
        iMac........................................         453          517         1,788        1,449
        iBook.......................................         163           --           688           --
        Software, service, and other net sales......         280          264           832          802
                                                          ------       ------        ------       ------
           Total net sales..........................      $1,825       $1,558        $6,113       $4,798
                                                          ======       ======        ======       ======

     NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance on accounting for the costs of computer software intended for internal use. The adoption of SOP 98-1 in fiscal 2000 did not have a material impact on the Company's consolidated results of operations or financial position during the quarter and nine months ended July 1, 2000.

     In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133, as amended by SFAS No. 138, establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," was issued. The statement defers the effective date of SFAS No. 133 until the first quarter of fiscal 2001. Although the Company continues to review the effect of the implementation of SFAS No. 133, the Company does not currently believe its adoption will have a material impact on its financial position or overall trends in results of operations and does not believe adoption will result in significant changes to its financial risk management practices. However, the impact of adoption of SFAS No. 133 on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption and may result in more pronounced quarterly fluctuations in other income and expense.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The objective of this SAB is to provide further guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company is required to adopt the guidance in the SAB no later than the fourth quarter of its fiscal year 2001. Adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations. The SEC has recently indicated it intends to issue further guidance with respect to adoption of specific issues addressed by SAB No.
     101. Until such time as this additional guidance is issued, the Company is unable to assess the impact, if any, it may have on its financial position or results of operations.

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

RESULTS OF OPERATIONS

Tabular information (dollars in millions, except per share amounts and for the average revenue per Macintosh shipped):

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                 7/1/00   6/26/99     CHANGE      7/1/00     6/26/99     CHANGE
                                               -------------------------------  ---------------------------------
       Macintosh CPU unit sales
       (in thousands)                             1,016       905        12%        3,436      2,676        28%
       Avg. revenue per Macintosh shipped        $1,749    $1,683         4%       $1,740     $1,756        (1%)

       Net sales                                 $1,825    $1,558        17%       $6,113     $4,798        27%

       Gross margin                              $  543    $  427        27%       $1,699     $1,312        29%
          Percentage of net sales                  29.8%     27.4%                   27.8%      27.3%

       Operating expense                         $  375    $  323        16%       $1,163     $  993        17%
          Percentage of net sales                  20.5%     20.7%                   19.0%      20.7%

       Special charges                           $   --    $  --                   $   98     $    9
       Gains from sales of investment            $   50    $  101                  $  284     $  188
       Interest and other income, net            $   52    $   24       117%       $  141     $   53       166%
       Provision for income taxes                $   70    $   26       169%       $  247     $   61       305%
          Effective tax rate                       25.9%     11.4%                   28.6%      11.1%
       Net income                                $  200    $  203        (1%)      $  616     $  490        26%
       Diluted earnings per share                $ 0.55    $ 0.60        (8%)      $ 1.71     $ 1.49        15%

NET SALES

Net sales for geographic operating segments and Macintosh unit sales by geographic segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                         ------------------           -----------------
                                    7/1/00   6/26/99    CHANGE   7/1/00   6/26/99     CHANGE
                                    ------   -------    ------   ------   -------     ------
Americas net sales ..............   $1,021   $  881       16%    $3,199   $2,628       22%
Europe net sales ................   $  353   $  297       19%    $1,448   $1,117       30%
Japan net  sales ................   $  303   $  269       13%    $1,064   $  723       47%
Asia Pacific net sales ..........   $  100   $   81       23%    $  269   $  238       13%

Americas Macintosh unit sales ...      570      519       10%     1,819    1,465       24%
Europe Macintosh unit sales .....      222      167       33%       886      622       42%
Japan Macintosh unit sales ......      165      175       (6%)      574      450       28%
Asia Pacific Macintosh unit sales       59       44       34%       157      139       13%
                                    ------   ------              ------   ------
     Total Macintosh unit sales .    1,016      905       12%     3,436    2,676       28%
                                    ======   ======              ======   ======

Power Macintosh unit sales ......      351      346        1%     1,060    1,073       (1%)
PowerBook unit sales ............      113       72       57%       297      246       21%
iMac unit sales .................      447      487       (8%)    1,623    1,357       20%
iBook unit sales ................      105     --        100%       456     --        100%
                                    ------   ------              ------   ------
     Total Macintosh unit sales .    1,016      905       12%     3,436    2,676       28%
                                    ======   ======              ======   ======

Net sales increased $267 million or 17% to $1.825 billion in the third quarter of 2000 compared to the same quarter in 1999. On a year-over-year basis, quarterly net sales increased in all of the Company's geographic operating segments. The primary source of this growth was an overall 12% increase in Macintosh unit sales, which reflects strong unit growth in the Americas and Europe somewhat offset by a decline in unit sales in Japan. Further contributing to year-over-year quarterly growth in net sales was a 4% increase in the average revenue per Macintosh system, a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales.

For the first nine months of 2000, net sales increased $1.315 billion or 27% over the same period in 1999. A 28% increase in year-to-date Macintosh unit sales, reflective of strong growth in all of the Company's geographic operating segments, was the principal cause of the increase in net sales during the first nine months of 2000.

Net sales declined sequentially during the third quarter of 2000 compared to the second quarter of 2000 by $120 million or 6%. Similarly, Macintosh unit sales decreased 3% during the third quarter of 2000 compared to the second quarter. The sequential decline in both net sales and unit sales during the third quarter was primarily the result of a sequential quarterly decline in iMac unit sales of 6% and a sequential decline in the average revenue per Macintosh system. The Company believes that iMac unit sales during the third quarter were negatively impacted by anticipation of product updates expected at the beginning of the fourth quarter. The average revenue per Macintosh system for the third quarter of 2000 declined 4% from the second quarter to $1,749. This decline was due to a shift during the quarter towards lower-priced versions of its consumer products purchased by the Company's education customers and by price protection recognized during the third quarter resulting from planned product transitions in the fourth quarter.

SEGMENT OPERATING PERFORMANCE

The Company manages its business primarily on a geographic basis. The Company's reportable geographic segments include the Americas, Europe, and Japan. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. Each geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 8, "Segment Information and Geographic Data," and in the 1999 Form 10-K.

AMERICAS

Net sales in the Americas segment during the third quarter of 2000 increased $140 million or 16% compared to the same period in 1999. Macintosh quarterly unit sales in the Americas increased 10% on a year-over-year basis, reflecting strong growth in unit sales of professional products, particularly PowerBooks, and the impact on unit sales of iBook which was first shipped at the beginning of fiscal 2000. These increases in unit sales were partially offset by an 8% decline in unit sales of iMac ahead of the anticipated product updates at the beginning of the fourth quarter. During the third quarter of 2000, the Americas segment represented approximately 56% of the Company's total net sales compared to 57% during the same quarter in 1999.

For the first nine months of 2000, net sales in the Americas segment increased $571 million or 22% from the same period in 1999, while Macintosh unit sales increased 24%. The results experienced by the Americas segment during the first nine months of 2000 versus the same period in 1999 reflect the Company's overall results characterized by strong year-to-date growth in sales of iMac and PowerBook products, sales of iBook which was first shipped at the beginning of fiscal 2000, and stable unit sales of the Company's Power Macintosh products.

EUROPE

Net sales in the Europe segment increased $56 million or 19% during the third quarter of 2000 as compared to the same quarter in 1999, while the segment's Macintosh unit sales increased 33%. Growth in year-over-year unit sales was experienced in the Europe segment in all four of the Company's principal product families. Sequentially, net sales in the Europe segment declined $116 million or 25% during the third quarter of 2000 compared to the second quarter, while Macintosh unit sales declined 19%. The sequential decline in the Europe's segment net sales and unit sales is attributable primarily to two factors. First, like the Americas segment, Europe's results in the third quarter of 2000 as compared to the second quarter reflect a sequential decline in iMac unit sales in anticipation of upcoming product updates. Second, the Company has historically experienced a modest seasonal decline in net sales in Europe during its third fiscal quarter.

JAPAN

Net sales in Japan rose 13% or $34 million during the third quarter of 2000 as compared to the same quarter in 1999. However, the segment's quarterly Macintosh unit sales decreased 6% on a year-over-year basis. The Japan segment's unit sales during the third quarter of 2000 as compared to the same quarter in 1999 reflect declines in unit sales of the Company's desktop products, particularly iMac, prior to the anticipated product introductions in the fourth quarter, partially offset by increases in sales of portable products. This shift in mix towards higher-priced portable products led to the year-over-year increase in net sales.

GROSS MARGIN

Gross margin for the third quarter of 2000 was 29.8% compared to 27.4% for the same quarter in 1999 and 28.2% for the second quarter of 2000. Gross margin during the third quarter of 2000 was favorably impacted by two principal factors. First, component costs incurred to manufacture the Company's products were lower during the third quarter of 2000 compared to both the previous quarter and to the same quarter in 1999. Second, during the third quarter of 2000 the Company's mix of product sales shifted somewhat away from its consumer products towards its higher margin professional desktop and portable products.

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

OPERATING EXPENSES

Selling, general and administrative expenses, excluding special charges, increased $35 million or 14% during the third quarter of 2000 as compared to the same period in 1999 and declined $9 million or 3% from the second quarter of 2000. Selling, general and administrative expenses for the first nine months of 2000 increased $123 million or 16% as compared to the same period in 1999. However, as a result of growing net sales, selling, general and administrative expenses fell to 14% of net sales during the first nine months of 2000 compared to 16% during the same period in 1999. The absolute year-over-year increases in selling, general and administrative expenses for both the third quarter and the first nine months of 2000 are primarily the result of higher variable selling and marketing expenses resulting from the year-over-year increase in net sales and due to higher discretionary spending on marketing and advertising in 2000 as compared to 1999.

Expenditures for research and development increased 21% between the third quarter of fiscal 2000 and the same quarter in 1999 and increased 20% during the first nine months of 2000 compared to the same period in 1999. These increases resulted primarily from increased spending in 2000 to support product development activities and increased research and development headcount.

SPECIAL CHARGES

During the first quarter of 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for severance payments to approximately 95 employees associated with consolidation of various domestic and international sales and marketing functions. Of the $5 million accrued for severance, $2.5 million had been spent by July 1, 2000, and the remainder is expected to be spent over the following two quarters. Of the $3 million accrued for the write-off of various assets, substantially all was utilized by April 1, 2000.

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

TOTAL INTEREST AND OTHER INCOME, NET

Interest and other income and expense (net) increased $28 million or 117% to $52 million during the third quarter of 2000 compared to the same quarter in 1999 and increased $88 million or 166% for the first nine months of 2000 over the same period in 1999. These increases are attributable primarily to two factors. First, interest income increased $18 million or 48% between the third quarter of 2000 and the third quarter of 1999 as a result of higher cash, cash equivalents, and short-term investment balances and due to an increase in the overall yield earned on the Company's investment portfolio resulting from higher market interest rates and a modest lengthening of the portfolio's average maturity. Second, as the result of conversion to common stock of the Company's convertible subordinated debentures during the third quarter of 1999, interest expense declined $6 million or 55% during the third quarter of 2000 compared to the same quarter in 1999 and decreased $27 million or 64% for the comparable nine month periods.

During the third quarter of 2000, the Company sold approximately 5 million shares of ARM stock for net proceeds of approximately $51 million and a gain before taxes of $50 million. During the nine months ended July 1, 2000, the Company has sold approximately 38 million shares of ARM stock for net proceeds of approximately $288 million and gains before taxes of approximately $284 million. During the third quarter of 1999, the Company sold approximately 50 million shares of ARM stock for net proceeds of $105 million and a gain before taxes of $101 million. During the nine months ended June 26, 1999, the Company sold approximately 148 million shares of ARM stock for net proceeds of approximately $201 million and a gain before taxes of approximately $188.

PROVISION FOR INCOME TAXES

As of July 1, 2000, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $535 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. A substantial portion of this asset is realizable based on the ability to offset existing deferred tax liabilities. As of July 1, 2000, a valuation allowance of $40 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance primarily relates to the operating loss carryforwards acquired from NeXT and to tax benefits in certain foreign jurisdictions. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Company's effective tax rate for the first quarter of 2000 was approximately 33% and includes the effect of the special executive bonus accrued during that quarter. The effective tax rate during the first quarter of 2000 without this charge was approximately 25%. The Company's effective tax rate for the three months ended July 1, 2000, was approximately 26%. The effective tax rate without the special executive bonus for the nine months ended July 1, 2000, is also 26%. This effective rate is less than the statutory federal income tax rate of 35% due primarily to the reversal of a portion of the previously established valuation allowance for tax loss and credit carryforwards and certain undistributed foreign earnings for which no U.S. taxes were provided.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics for each of the quarters ending on the dates indicated (dollars in millions):

                                                                           7/1/00       4/1/00     9/25/99
                                                                           ------       ------     -------
Cash, cash equivalents, and short-term investments...................     $ 3,826      $ 3,609      $ 3,226
Accounts receivable, net.............................................       $ 967        $ 940        $ 681
Inventory............................................................         $ 5         $ 10         $ 20
Working capital......................................................     $ 3,284      $ 3,059      $ 2,736
Non-current debt and equity investments..............................     $ 1,236      $ 1,544        $ 339
Long-term debt.......................................................       $ 300        $ 300        $ 300
Days sales in accounts receivable (a)................................          48           44           46
Days of supply in inventory (b)......................................         < 1            1            2
Days payables outstanding (c)........................................          74           73           77
Operating cash flow (quarterly)......................................       $ 234         $ 61         $218

   (a) Based on ending net trade receivables and most recent quarterly net sales for each period.
   (b) Based on ending inventory and most recent quarterly cost of sales for each period.
   (c) Based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of July 1, 2000, the Company had approximately $3.8 billion in cash, cash equivalents, and short-term investments, an increase of $600 million over the same balances at the end of fiscal 1999. For the nine months ended July 1, 2000, the Company's primary source of cash was $668 million in cash flows from operating activities. Cash generated by operations was primarily from net income of $616 million and a combined increase in accounts payable and other current liabilities of $392 million partially offset by an increase in accounts receivable of $286 million. In addition to operating cash flow, other significant cash flow items during the nine months ended July 1, 2000 included net purchases of short-term investments of $582 million, $232 million utilized for the purchase of long-term investments, $76 million for the purchase of property, plant and equipment, and cash proceeds from the sale of ARM stock of $288 million.

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During the third quarter of 2000, approximately 1 million shares of common stock were repurchased at a cost of approximately $50 million. Since inception of the stock repurchase plan, the Company has repurchased a total of 4.5 million shares of its common stock at a total cost of $166 million.

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

OTHER INVESTMENTS

The Company holds significant investments in ARM, Samsung, Akamai and EarthLink. These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The combined fair value of these investments was $1.236 billion and $339 million as of July 1, 2000, and September 25, 1999, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future. Additional information regarding these investment may be found in this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 4, "Non-Current Debt and Equity Investments."

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

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments in debt securities and long-term debt obligations and related derivative financial instruments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. Excluding those investments classified as non-current debt and equity investments, all highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of July 1, 2000, substantially all of the Company's investments in debt securities have maturities less than 12 months.

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

ITEM 6. EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
3.3               By-laws of the Company, as amended through April 20, 2000.
10.A.49           1997 Employee Stock Option Plan, as amended through June 27, 2000.
10.A.51           1998 Executive Officer Stock Plan, as amended through June 27, 2000.

27                Financial Data Schedule.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              APPLE COMPUTER, INC.
                                  (Registrant)

                            By: /s/ Fred D. Anderson
                                --------------------
                                Fred D. Anderson
              Executive Vice President and Chief Financial Officer
                                  July 31, 2000

INDEX TO EXHIBITS

Exhibit
Index
Number        Description
------        -----------
3.3           By-laws of the Company, as amended through April 20, 2000.
10.A.49       1997 Employee Stock Option Plan, as amended through June 27, 2000.
10.A.51       1998 Executive Officer Stock Plan, as amended through June 27, 2000.
27            Financial Data Schedule.