Form 10-K
period 2000-09-30
APPLE COMPUTER INC
filed 2000-12-14
CIK 320193

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

                            ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $5,383,542,545 as of December 1, 2000, based upon the closing price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

335,881,977 shares of Common Stock Issued and Outstanding as of December 1, 2000

                                     PART I

FORWARD-LOOKING STATEMENTS

The Business section and other parts of this Annual Report on Form 10-K ("Form 10K") contain forward-looking statements that involve risks and uncertainties. Such statements include those addressing future products and product features, anticipated operating results during all or portions of 2001, anticipated capital expenditures during 2001, and the Company's future liquidity. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" under Part II,
Item 7 of this Form 10-K.

ITEM 1. BUSINESS

GENERAL

Apple Computer, Inc.-Registered Trademark- ("Apple" or the "Company") was incorporated under the laws of the state of California on January 3, 1977. The Company's principal executive offices are located at 1 Infinite Loop, Cupertino, California, 95014 and its telephone number is (408) 996-1010. The Company's fiscal year ends on or about the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company's fiscal calendar.

The Company designs, manufactures and markets personal computers and related personal computing and communicating solutions for sale primarily to education, creative, consumer, and business customers. Substantially all of the Company's net sales to date have been derived from the sale of its Apple Macintosh-Registered Trademark- line of personal computers and related software and peripherals. The Company manages its business primarily on a geographic basis. The Company's geographic segments include the Americas, Europe, Japan, and Asia Pacific. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan, while the Asia Pacific segment includes Australia and Asia except for Japan. Each geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Part II,
Item 7 of this Form 10-K under the heading "Net Sales," and in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 10, "Segment Information and Geographic Data," which information is hereby incorporated by reference.

PRINCIPAL HARDWARE PRODUCTS

Apple Macintosh personal computers were first introduced in 1984, and are characterized by their intuitive ease of use, innovative industrial designs and applications base, and built-in networking, graphics, and multimedia capabilities. The Company offers a range of personal computing products, including personal computers, related peripherals, software, and networking and connectivity products. All of the Company's Macintosh products employ PowerPC-Registered Trademark- RISC-based microprocessors.

Further information regarding the Company's products may be found in Part II,
Item 7 of this Form 10-K under the subheading "Competition" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

POWER MAC-TM-

The Power Mac line of desktop personal computers is targeted at business and professional users and is designed to meet the speed, expansion and networking needs of the most demanding Macintosh user. With the addition of Apple server and networking software, Power Mac systems can be used as workgroup servers. The Company's current Power Mac line features two models that come standard with dual PowerPC G4 processors.

POWER MAC-TM- G4 CUBE

The Power Mac G4 Cube system, introduced by Apple in July 2000, delivers the performance of a Power Mac G4 in an eight-inch cube. The G4 Cube was designed to appeal to both professional users and high-end consumer users seeking more power coupled with a small design.

POWERBOOK-Registered Trademark- G3

The PowerBook G3 family of portable computers is specifically designed to meet the mobile computing needs of professionals and advanced consumer users. Current PowerBooks incorporate PowerPC G3 processors, active-matrix displays, and long battery lives.

iMAC-TM-

The iMac line of desktop computers is targeted at education and consumer markets. Current iMacs feature innovative industrial design, easy Internet access, and PowerPC G3 processors, making them suitable for a wide range of education and consumer applications.

iBOOK-TM-

Designed specifically for the portable computing needs of education and consumer users, current iBook features include an active-matrix display, long battery life, and a PowerPC G3 processor.

PERIPHERAL PRODUCTS

The Company sells certain associated Apple-branded computer hardware peripherals, including a range of high quality precision color displays and AirPort-TM- wireless networking base stations and add-in cards. The Company also sells a variety of third-party hardware products directly to end users through its on-line store including computer printers, storage devices, memory, and imaging products such as digital camcorders and scanners.

PRINCIPAL SOFTWARE PRODUCTS

OPERATING SYSTEM SOFTWARE

Apple's operating system software, Mac OS-Registered Trademark-, provides Macintosh computers with an easy, consistent user interface. The current version, Mac OS 9, began shipping in October 1999. Mac OS 9 includes numerous advanced features including Sherlock-Registered Trademark- 2, the Company's advanced Internet search engine, features for faster and more efficient Internet usage, enhanced system and network security, and auto updating of Apple software over the Internet. The Company also develops and distributes extensions to the Macintosh system software including utilities, languages, and developer tools.

During 2001, the Company plans to introduce the first customer release of its new client operating system, Mac OS X, which will offer advanced functionality based on an open-source UNIX-Registered Trademark--based foundation. Mac OS X will incorporate the most fundamental changes in both core technology and user interface design made by the Company to the Mac OS in a single upgrade since the original introduction of the Macintosh in 1984. Mac OS X will feature memory protection, pre-emptive multi-tasking, and symmetric multiprocessing. Mac OS X includes Apple's new Quartz-TM- 2D graphics engine (based on the Internet-standard Portable Document Format) for enhanced graphics and broad font support, OpenGL for enhanced 3D graphics and gaming, and QuickTime-TM- for streaming audio and video. In addition, Mac OS X features Apple's new user interface named Aqua-TM-, which combines superior ease-of-use with new functionality such as the "Dock," a new interface for organizing applications, documents and miniaturized windows. On September 13, 2000, Apple released Mac OS X Public Beta. Mac OS X Public Beta includes certain new or updated applications, including Apple's new Mail client and new versions of the QuickTime player and Sherlock, as well as a beta version of Microsoft's Internet Explorer written for Mac OS X.

Further information regarding the introduction of Mac OS X may be found in
Part II, Item 7 of this Form 10-K under the subheadings "Product Introductions and Transitions" and "Support from Third-Party

Software Developers" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

In March 1999, the Company introduced Mac OS X Server, which combines the strength of UNIX-Registered Trademark- and simplicity of the Macintosh. Mac OS X Server is based on the Mach 2.5 microkernel and the BSD-Registered Trademark-
4.4 operating system. It provides performance and stability through full pre-emptive multi-tasking, protected memory, advanced virtual memory, QuickTime Streaming Server software, and NetBoot; a Mac OS X server feature allowing a network of Macs to be booted and configured from a single server.

APPLICATION SOFTWARE

The Company has two primary digital video authoring/editing software titles. Final Cut Pro-Registered Trademark- 1.2.5 is video authoring software designed to meet the demanding needs of the professional video editing environment that combines professional-quality video editing, compositing, and special effects in one package. Apple introduced iMovie-TM- 2, an update to its easy-to-use consumer digital video editing software, in July 2000. iMovie 2 makes it easy to create home and classroom movies and features an enhanced user interface, improved audio editing capabilities, enhanced controls for titling and transitions, and added special effects. iMovie 2 is preinstalled on all FireWire-Registered Trademark- enabled Macintoshes.

AppleWorks-Registered Trademark- 6 is an integrated productivity application that incorporates word processing, spreadsheet, database, drawing, painting, and presentation features in a single software package. Intended to be an easy-to-use product for the Company's consumer and education customers, AppleWorks 6 makes it simple to create professional looking documents in the classroom and at home.

FileMaker-Registered Trademark- Corporation, a wholly owned subsidiary of the Company, develops, publishes, and distributes desktop based database management application software for Mac OS and Windows-based systems. Filemaker's FileMaker Pro-TM- database software and related products offers strong relational databases and advanced desktop-to-web publishing capabilities.

INTERNET SOFTWARE, INTEGRATION, AND SERVICES

Apple's Internet strategy is focused on delivering seamless integration with and access to the Internet throughout the Company's product lines. In addition to Sherlock 2, an easy Internet Setup Assistant is an integral part of Mac OS 9, the current version of the Macintosh operating system.

QuickTime-TM- 4 Player, the Company's current version of its multimedia software for Macintosh and Windows platforms, features streaming of live and stored video and audio over the Internet. Since its release in June 1999, over 100 million copies of QuickTime 4 software have been distributed free to Macintosh and Windows users worldwide. QuickTime 4 Pro is a suite of software that allows QuickTime files to be created and edited and allows a user to add special effects to QuickTime movies. QuickTime Streaming Server software is the underlying server technology that powers QuickTime 4's ability to stream live and stored video and audio over the Internet. QuickTime Streaming Server can be downloaded for free as Open Source software and is included in Mac OS X Server.

In July 1999, Apple introduced QuickTime TV (QTV), a high quality network for Internet-based video and audio streaming. QTV integrates four key elements:
Apple's QuickTime 4 Player software, Apple's open-source QuickTime Streaming Server software, video and audio content from leading providers, and the streamed content delivery service offered by Apple and Akamai
Technologies, Inc. QTV currently has over 50 channels encompassing many leading news, entertainment, music, radio, and educational content providers.

WebObjects-Registered Trademark-, the Company's web application server software, offers a complete solution for rapid development and deployment of web applications. WebObjects features sophisticated graphical development tools, comprehensive prebuilt and reusable components, integration with numerous data sources, and robust deployment tools.

Apple currently offers four free Internet services collectively called iTools. KidSafe is a service designed to control children's use of the Internet by making only approved websites available to them. Mac.Com is an email service run by Apple. iDisk offers users 20 megabytes of private or public storage on Apple's Internet servers. HomePage allows users to create their own personal website hosted by Apple with personalized content including data, pictures, and movies. In addition to the four iTools, Apple also offers on its corporate website iReview, an Internet site review guide, and iCards, an electronic greeting card service.

In January 2000, the Company and EarthLink Network Inc. (EarthLink), an Internet service provider (ISP), entered into a multi-year agreement to deliver ISP service to Macintosh users in the United States. Under the terms of the agreement, the Company profits from each new Mac customer that subscribes to EarthLink's ISP service, for a specified period of time, and EarthLink is the default ISP in Apple's Internet Setup Software included with all Macintosh computers sold in the United States.

THIRD-PARTY SOFTWARE PRODUCTS

Thousands of third-party software titles and solutions are available for the Macintosh platform. The Company sells a variety of these third-party software products directly to end users through its on-line store. Additional information regarding the Company's relationship with and dependence upon third-party software developers, including Microsoft Corporation, may be found in Part II,
Item 7 of this Form 10-K under the subheading "Support from Third-Party Software Developers" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

MARKETS AND DISTRIBUTION

The Company's customers are primarily in the education, creative, consumer, and business markets. Certain customers are attracted to Macintosh computers for a variety of reasons, including the reduced amount of training resulting from the Macintosh computer's intuitive ease of use, advanced graphics capabilities, industrial design features of the Company's hardware products, ability of Macintosh computers to network and communicate with other computer systems and environments, and availability of application software. Apple personal computers were first introduced to education customers in the late 1970s. In the United States, the Company is one of the major suppliers of personal computers for both elementary and secondary school customers, as well as for college and university customers. The Company is also a supplier to institutions of higher education outside of the United States.

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers. During 2000, a single distributor, Ingram Micro Inc., accounted for approximately 11.5% of net sales. No other customer accounted for more than 10% of net sales during 2000, and no individual customer accounted for more than 10% of net sales in 1999 or 1998. The Company also sells many of its products and resells certain third-party products in most of its major markets to consumers, certain education customers, and certain resellers either directly or through one of its on-line stores around the world. During 2000, net sales attributable to the Company's on-line stores totaled approximately $1.7 billion.

COMPETITION

The market for the design, manufacture, and sale of personal computers and related software and peripheral products is highly competitive. It continues to be characterized by rapid technological advances in both hardware and software development, which have substantially increased the capabilities and applications of these products, and has resulted in the frequent introduction of new products and significant price, feature, and performance competition. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller, simpler, and less expensive than traditional personal computers may compete for market share with the

Company's existing products. The principal competitive factors in this market are relative price/performance, product quality and reliability, design innovation, availability of software, product features, marketing and distribution capability, service and support, availability of hardware peripherals, and corporate reputation. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of innovations in the Windows platform. The Company's future operating results and financial condition are substantially dependent on its ability to continue to develop improvements to the Macintosh platform in order to maintain perceived functional and design advantages over competing platforms.

Further information relating to the competitive conditions of the personal computing industry and the Company's competitive position in that market place may be found in Part II, Item 7 of this Form 10-K under the subheading "Competition," included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

RAW MATERIALS

Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application-specific integrated circuits ("ASICs")) are currently obtained by the Company from single or limited sources. Some other key components, while currently available to the Company from multiple sources, are at times subject to industry wide availability and pricing pressures. In addition, the Company uses some components that are not common to the rest of the personal computer industry, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. If the supply of a key or single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. Consistent with industry practice, components are normally acquired through purchase orders typically covering the Company's forecasted requirements for periods from 30 to 130 days. However, the Company continues to evaluate the need for a supply contract in each situation.

The Company believes there are several component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon the Company's business and financial position. At this time, such vendors include Alpha-Top Corporation, Ambit Microsystems Corporation, ATI Technologies, Inc., Darfon Electronics Corporation, Hon Hai Precision Industry Co., Ltd., IBM Corporation, LG Electronics, Lucent Technologies Inc., Matsushita, Mitsubishi Electric Corporation, Motorola, Inc., NatSteel Electronics PTE Ltd., Philips Semiconductors, Samsung Electronics, and Quanta Computer, Inc.

Further discussion relating to availability and supply of components and product may be found in Part II, Item 7 of this Form 10-K under the subheading "Inventory and Supply" included under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 of this
Form 10-K in the Notes to Consolidated Financial Statements at Note 9 under the subheading "Concentrations in the Available Sources of Supply of Materials and Product," which information is hereby incorporated by reference.

RESEARCH AND DEVELOPMENT

Because the personal computer industry is characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, system software, applications software, networking and communications software and solutions, and the Internet. The Company's research and development expenditures, before any charges for in-process research and development, totaled $380 million, $314 million, and $303 million in 2000, 1999, and 1998, respectively.

PATENTS, TRADEMARKS, COPYRIGHTS AND LICENSES

The Company currently holds rights to patents and copyrights relating to certain aspects of its computer systems, peripheral systems, and software. In addition, the Company has registered, and/or has applied to register, trademarks in the United States and a number of foreign countries for "Apple-Registered Trademark-", the Apple silhouette logo, the Apple color logo, "Macintosh-Registered Trademark-," and numerous other product trademarks. In 1986, the Company acquired ownership of the trademark "Macintosh" for use in connection with computer products. Although the Company believes the ownership of such patents, copyrights, and trademarks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

Many of the Company's products are designed to include intellectual property obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes that based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms. Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company's products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. However, no litigation has arisen out of any of these claims that has had, or is expected to have, an adverse impact on the Company's operating results and financial condition. The Company believes that any necessary patent or other rights could be obtained on commercially reasonable terms. However, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect the Company's results of operations and financial condition.

FOREIGN AND DOMESTIC OPERATIONS AND GEOGRAPHIC DATA

The United States represents the Company's largest geographic marketplace. Approximately 52% of the Company's net sales in fiscal 2000 came from operations inside the United States. Final assembly of products sold by the Company is conducted in the Company's manufacturing facilities in Sacramento, California, Cork, Ireland, and Singapore and by external vendors in Taiwan, Korea, Mexico, the People's Republic of China, and the Czech Republic. Margins on sales of Apple products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Information regarding financial data by geographic segment is set forth in
Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 10, "Segment Information and Geographic Data," which information is hereby incorporated by reference. Additional information regarding the risks associated with international operations is set forth in
Part II, Item 7 of this Form 10-K under the subheading "Global Market Risks," included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

SEASONAL BUSINESS

Although the Company does not consider its business to be highly seasonal, it has historically experienced increased sales in its first and fourth fiscal quarters, compared to other quarters in its fiscal year, due to seasonal demand related to the holiday season and the school year. However, past performance should not be considered a reliable indicator of the Company's future net sales or financial performance.

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

ENVIRONMENTAL LAWS

Compliance with federal, state, local, and foreign laws enacted for the protection of the environment has to date had no material effect upon the Company's capital expenditures, earnings, or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, no assurance can be given such laws, or any future laws enacted for the protection of the environment, will not have a material adverse effect on the Company.

EMPLOYEES

As of September 30, 2000, Apple and its subsidiaries worldwide had 8,568 employees and an additional 3,160 temporary employees and contractors.

ITEM 2. PROPERTIES

The Company's headquarters are located in Cupertino, California. The Company has manufacturing facilities in Sacramento, California, Cork, Ireland, and Singapore. As of September 30, 2000, the Company leased approximately 3 million square feet of space, primarily in the United States, and to a lesser extent, in Europe and the Asia Pacific region. Leases are generally for terms of five to ten years, and usually provide renewal options for terms of three to five additional years.

The Company owns its manufacturing facilities in Cork, Ireland, and Singapore, which total approximately 617,000 square feet. The Company also owns a 748,000 square-foot facility in Sacramento, California, which is used as a manufacturing, warehousing and distribution center. The Sacramento and Cork facilities also house customer call centers. In addition, the Company owns 930,000 square feet of facilities located in Cupertino, California, used for research and development and corporate functions. Outside the United States, the Company owns additional facilities totaling approximately 169,000 square feet.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal proceedings and claims, including those described below, which have arisen in the ordinary course of business and have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

FTC INQUIRY-PRADO V. APPLE COMPUTER, INC. (AND RELATED ACTIONS)

In October 1997, Apple began charging all U.S. non-education customers for live telephone technical support beyond 90 days after purchase of Apple products. In late 1997, the Federal Trade Commission (FTC) commenced an investigation into customer complaints that Apple's change in technical support practices was either unfair or contrary to earlier representations to certain customers. Four purported class action lawsuits were filed against Apple related to this change. During the fourth quarter of 1999, the regional and national offices of the FTC approved a settlement with the Company, and a settlement was approved by the Court in three of the class action suits. In November 1999, two appeals were filed objecting to the settlement and the settlement is stayed pending resolution of the appeals.

MICROWARE SYSTEMS CORPORATION V. APPLE COMPUTER, INC.

Plaintiff, Microware Systems Corporation (Microware), filed this action against the Company on September 1, 1999, in the United States District Court for the Southern District of Iowa. Microware alleged that the Company's current release of its Mac OS operating system, Mac OS 9, infringed Microware's trademark for its real time operating system, OS-9. Microware asserted claims for trademark infringement, false designation of origin, dilution and common law trademark infringement and unfair competition. On October 14, 1999, Microware filed a motion for preliminary injunction seeking to enjoin the Company from using the designation "Mac OS 9" and to order the Company to cancel and withdraw all packaging and advertisements that mention "Mac OS 9." The Company opposed the motion for preliminary injunction and filed a motion for summary judgment against all of Microware's claims. The Court denied Microware's request for a preliminary injunction and granted Apple's motion for summary judgment. Microware has filed an appeal which will be heard in January 2001.

STERNBERG V. APPLE COMPUTER, INC. AND GORDON ET AL. V. APPLE COMPUTER, INC.

Plaintiff Sternberg filed this action against the Company on March 17, 2000 in the Santa Clara County Superior Court. The case is a purported nationwide consumer class action brought on behalf of certain purchasers of iMac DV and iMac DV SE computers. Plaintiff alleges that Apple engaged in false advertising, unfair competition and breach of warranty, among other causes of action, by marketing and selling a DVD player with iMac DV and iMac DV SE computers where the playback was unacceptable. A companion case, GORDON ET AL. V. APPLE COMPUTER, INC. was filed by largely the same plaintiffs on June 14, 2000. This case is essentially the same as Sternberg but with respect to a different computer model--the Power Macintosh G4. The Company has answered both complaints, denying all allegations and alleging numerous affirmative defenses. The Company has responded to written discovery and has produced documents. The parties have agreed to mediate the cases. The mediation is expected to occur at the end of January 2001.

PIERCE ET AL. V. APPLE COMPUTER, INC.

Plaintiff Pierce filed this action on June 15, 2000 in Santa Clara County Superior Court. This case is a purported nationwide consumer class action brought on behalf of purchasers of the Company's AirPort Card and AirPort Base Station ("AirPort System"). Plaintiffs allege that the Company engaged in false advertising and unfair business practices (among other causes of action) by advertising that the Airport System is Internet-ready and failing to disclose that the Airport System is incompatible with certain Internet service providers, primarily America Online. The Company has answered the complaint, denying all allegations and alleging numerous affirmative defenses. The Company has responded to written discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 30, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
  MATTERS

The Company's common stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol AAPL, on the Tokyo Stock Exchange under the symbol APPLE, and on the Frankfurt Stock Exchange under the symbol APCD. As of December 1, 2000, there were 24,998 shareholders of record.

On June 21, 2000, the Company effected a two-for-one stock split in the form of a Common Stock dividend to shareholders of record as of May 19, 2000. All share price and per share data and numbers of Common shares have been retroactively adjusted to reflect the stock split.

The Company did not pay cash dividends in either fiscal 2000 or 1999. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

The price range per share of common stock represents the highest and lowest prices for the Company's common stock on the Nasdaq National Market during each quarter.

                                     FOURTH QUARTER   THIRD QUARTER   SECOND QUARTER   FIRST QUARTER
                                     --------------   -------------   --------------   -------------
Fiscal 2000 price range per common
  share............................  $64.13-$25.38    $69.75-$40.19   $75.19-$43.25    $59.00-$28.72
Fiscal 1999 price range per common
  share............................  $40.07-$21.19    $25.00-$16.72   $23.66-$16.00    $20.66-$14.25

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

FIVE FISCAL YEARS ENDED SEPTEMBER 30, 2000           2000       1999       1998       1997       1996
(In millions, except share and per share amounts)  --------   --------   --------   --------   --------
Net sales....................................      $  7,983   $  6,134   $  5,941   $  7,081   $  9,833
Net income (loss)............................      $    786   $    601   $    309   $ (1,045)  $   (816)
Earnings (loss) per common share:
  Basic......................................      $   2.42   $   2.10   $   1.17   $  (4.15)  $  (3.30)
  Diluted....................................      $   2.18   $   1.81   $   1.05   $  (4.15)  $  (3.30)
Cash dividends declared per common share.....      $     --   $     --   $     --   $     --   $   0.12
Shares used in computing earnings (loss) per
  share (in thousands):
  Basic......................................       324,568    286,314    263,948    252,124    247,468
  Diluted....................................       360,324    348,328    335,834    252,124    247,468

Cash, cash equivalents, and short-term
  investments................................      $  4,027   $  3,226   $  2,300   $  1,459   $  1,745
Total assets.................................      $  6,803   $  5,161   $  4,289   $  4,233   $  5,364
Long-term debt...............................      $    300   $    300   $    954   $    951   $    949
Shareholders' equity.........................      $  4,107   $  3,104   $  1,642   $  1,200   $  2,058

Net gains before taxes resulting from sales of an equity investment of $367 million, $230 million, and $40 million were recognized in 2000, 1999, and 1998, respectively. Net charges related to Company restructuring actions of $8 million, $27 million, $217 million, and $179 million were recognized in 2000, 1999, 1997, and 1996, respectively. During 2000, the Company recognized the cost of a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the Company of approximately $90 million. In 1997, the Company acquired NeXT Software, Inc., resulting in the allocation to in-process research and development of a charge of $375 million for acquired in-process technologies with no alternative future use. Also in 1997, the Company agreed to acquire certain assets from Power Computing Corporation (PCC). The total purchase price was approximately $110 million, of which $75 million was expensed in 1997 as "termination of license agreement."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. All information presented herein is based on the Company's fiscal calendar.

RESULTS OF OPERATIONS

The following table sets forth annual results of operations for fiscal years 2000, 1999, and 1998 (in millions, except unit shipment and per share amounts):

                                                    2000         CHANGE         1999         CHANGE         1998
                                                  --------      --------      --------      --------      --------
Net sales.......................................   $7,983          30%         $6,134           3%         $5,941
  Macintosh CPU unit sales (in thousands).......    4,558          32%          3,448          25%          2,763
Gross margin....................................   $2,166          28%         $1,696          15%         $1,479
  Percentage of net sales.......................       27%                         28%                         25%
Research and development........................   $  380          21%         $  314           4%         $  303
  Percentage of net sales.......................        5%                          5%                          5%
Selling, general and administrative.............   $1,166          17%         $  996          10%         $  908
  Percentage of net sales.......................       15%                         16%                         15%
Operating income before special charges.........   $  620          61%         $  386          44%         $  268
Special charges:
  In-process research and development...........   $   --                      $   --                      $    7
  Restructuring costs...........................   $    8                      $   27                      $   --
  Special charges...............................   $   90                      $   --                      $   --
Operating income................................   $  522          31%         $  359          38%         $  261
Gains from sales of investment..................   $  367                      $  230                      $   40
Interest and other income, net..................   $  203         133%         $   87         211%         $   28
Provision for income taxes......................   $  306         308%         $   75         275%         $   20
Net income......................................   $  786          31%         $  601          94%         $  309
Earnings per common share:
  Basic.........................................   $ 2.42          15%         $ 2.10          79%         $ 1.17
  Diluted.......................................   $ 2.18          20%         $ 1.81          72%         $ 1.05

The following table sets forth quarterly results of operations for fiscal 2000 and 1999 (in millions, except unit sales and per share amounts):

                                    YEAR ENDED SEPTEMBER 30, 2000               YEAR ENDED SEPTEMBER 25, 1999
                              -----------------------------------------   -----------------------------------------
                               FOURTH     THIRD      SECOND     FIRST      FOURTH     THIRD      SECOND     FIRST
                              QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER    QUARTER
                              --------   --------   --------   --------   --------   --------   --------   --------
Net sales...................   $1,870     $1,825     $1,945     $2,343     $1,336     $1,558     $1,530     $1,710
  Macintosh CPU unit sales
    (in thousands)..........    1,122      1,016      1,043      1,377        772        905        827        944
Gross margin................   $  467     $  543     $  549     $  607     $  384     $  427     $  403     $  482
  Gross margin percentage...       25%        30%        28%        26%        29%        27%        26%        28%

Operating expenses..........   $  383     $  375     $  379     $  409     $  317     $  323     $  315     $  355
Special charges.............       --         --         --         98         18         --          9         --
Operating income............       84        168        170        100         49        104         79        127
  Operating margin
    percentage..............        4%         9%         9%         4%         4%         7%         5%         7%
Gains from sales of
  investment................   $   83     $   50     $  100     $  134     $   42     $  101     $   55     $   32
Interest and other income,
  net.......................   $   62     $   52     $   49     $   40     $   34     $   24     $   19     $   10
Provision for income
  taxes.....................   $   59     $   70     $   86     $   91     $   14     $   26     $   18     $   17

Net income..................   $  170     $  200     $  233     $  183     $  111     $  203     $  135     $  152

Earnings per common share:
  Basic.....................   $ 0.52     $ 0.62     $ 0.72     $ 0.57     $ 0.35     $ 0.70     $ 0.49     $ 0.56
  Diluted...................   $ 0.47     $ 0.55     $ 0.64     $ 0.51     $ 0.31     $ 0.60     $ 0.42     $ 0.47

FISCAL 2000 OVERVIEW

SALES

During 2000, the Company experienced a 30% increase in net sales over 1999 which was the result of a 32% rise in Macintosh unit sales. This increase in Macintosh unit sales is primarily attributable to increased sales of iMac, the company's moderately priced desktop Macintosh system designed for the education and consumer markets, and the introduction of iBook, the Company's consumer and education oriented notebook computer introduced at the end of 1999. The Company sold approximately 2.2 million iMacs in 2000, an increase of approximately 400,000 units or 22% over iMac unit sales in 1999. During 2000, the Company sold approximately 545,000 iBooks. iBook contributed $809 million to net sales during 2000. The Company also experienced modest gains in combined unit sales of its professionally oriented Macintosh systems, PowerMacs and PowerBooks. Growth in net sales and unit sales was strong in all of the Company's geographic operating segments, particularly in Europe and Japan.

PROFITABILITY

The Company experienced improved profitability in 2000. Operating income before special charges rose 61% to $620 million in 2000 from $386 million in 1999. Improved profitability was driven by the 30% increase in net sales, stable overall gross margins in 2000 as compared to 1999, and a relatively modest increase in operating expenses before special charges of 18%.

OPERATING TRENDS

Despite overall increases during 2000 in net sales, unit sales, and profitability, the Company's performance in the fourth quarter of fiscal 2000 was disappointing. Net sales during the fourth quarter fell short of the Company's expectations by approximately $180 million causing operating margin before special charges to fall to 4% for the quarter as compared to the 9% experienced during the first nine months of fiscal 2000. The fourth quarter revenue shortfall was primarily the result of three factors. First, fourth quarter net sales of the G4 Cube, a new Macintosh system announced and introduced by the Company during the fourth quarter, did not meet the Company's expectations. In combination with related displays, G4 Cube sales were approximately $90 million short of expectations. Second, net sales in the Company's education market fell short of expectations by approximately $60 million. Third, although total fourth quarter Power Mac unit sales were close to expectations, the Company experienced an unanticipated mix shift towards lower priced Power Mac configurations resulting in lower than anticipated net sales for the quarter of approximately $30 million. The Company ended 2000 with substantially more inventory in its distribution channels than planned due to the lower than expected sell-through of the Company's products during the fourth quarter.

OUTLOOK

The Company currently anticipates a significant sequential decline in quarterly net sales during the first quarter of fiscal 2001 to approximately
$1.0 billion. This decline is anticipated because of a continued deterioration in demand experienced by the Company during the first two months of fiscal 2001, rebate programs and price cuts instituted during the first quarter that will cost the Company approximately $135 million, and a plan to reduce substantially by the end of the first quarter the level of inventory in the Company's distribution channels from the amounts at the end of fiscal 2000. In addition, the Company expects to incur approximately $115 million of cancellation charges related to purchase orders for proprietary components due to the reduced sales outlook. As a result of these factors, the Company anticipates reporting a net loss, before the effect of any investment gains, in the range of $225 million to $250 million for the first quarter of 2001.

For all of 2001, the Company anticipates net sales will decline as compared to 2000, falling in the range of $6.0 billion to $6.5 billion. The Company currently expects that it will be profitable, before the effect of any investment gains, during each of the last three quarters of 2001.

The foregoing statements concerning the Company's anticipated operating results during the first quarter of 2001 and the Company's anticipated operating result for all of 2001 are forward-looking. The Company's actual results could differ. The Company's future operating results and financial condition are dependent upon general economic conditions, market conditions within the PC industry, and the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Some of the potential risks and uncertainties that could affect the Company's future operating results and financial condition are discussed throughout this Item 7, including the discussion under the heading "Factors That May Affect Future Results and Financial Condition."

NET SALES

Net sales for geographic segments and Macintosh unit sales by geographic segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

                                                         2000      CHANGE      1999      CHANGE      1998
                                                       --------   --------   --------   --------   --------
Americas net sales...................................   $4,298       22 %     $3,527        2 %     $3,468
Europe net sales.....................................    1,817       38 %      1,317        2 %      1,295
Japan net sales......................................    1,345       57 %        858       17 %        731
Asia Pacific net sales...............................      355       16 %        306        4 %        293
Other segments net sales.............................      168       33 %        126      (18)%        154
                                                        ------                ------                ------
  Total net sales....................................   $7,983       30 %     $6,134        3 %     $5,941
                                                        ======                ======                ======

Americas Macintosh unit sales........................    2,507       24 %      2,021       22 %      1,655
Europe Macintosh unit sales..........................    1,110       53 %        724       23 %        588
Japan Macintosh unit sales...........................      730       39 %        524       35 %        389
Asia Pacific Macintosh unit sales....................      211       18 %        179       37 %        131
                                                        ------                ------                ------
  Total Macintosh unit sales.........................    4,558       32 %      3,448       25 %      2,763
                                                        ======                ======                ======

Power Macintosh unit sales...........................    1,329        3 %      1,296        2 %      1,266
PowerBook unit sales.................................      383       11 %        344      (19)%        427
G4 Cube unit sales...................................      107       --           --       --           --
iMac unit sales(a)...................................    2,194       22 %      1,802       68 %      1,070
iBook unit sales.....................................      545       --            6       --           --
                                                        ------                ------                ------
  Total Macintosh unit sales.........................    4,558       32 %      3,448       25 %      2,763
                                                        ======                ======                ======

------------------------

(a) Unit sales figures for iMac in 1998 include sales of the Company's previous consumer and education oriented Macintosh products.

Net sales rose 30% to a total of $7.983 billion in 2000 as compared to 1999. The increase in net sales resulted directly from a 32% increase in Macintosh unit sales. Driving unit sales growth was a 51% increase in combined unit sales of the Company's consumer and education Macintosh systems, iMac and iBook, and a modest increase of 11% in combined units sales of the Company's professionally oriented Macintosh systems. Combined unit sales of iMac and iBook systems accounted for 52% of total Macintosh unit sales in 1999 and 60% in 2000. This trend highlights the increasing importance to the Company of its consumer and education markets. During 2000, the average revenue per Macintosh system, a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales, of $1,715 was relatively unchanged from 1999. This was due to increased unit sales of higher priced Power Mac, PowerBook, iBook, and G4 Cube systems offset by increases in unit sales of lower priced iMac systems. Additional comments regarding net sales for 2000 may be found above under the heading "Fiscal 2000 Overview."

Net sales increased $193 million or 3% to $6.134 billion in 1999 compared to 1998. The primary source of this growth was an overall 25% increase in Macintosh unit sales, which was reflective of strong unit growth in all of the Company's geographic operating segments. Offsetting the rise in unit shipments during 1999 was a decline in the average revenue per Macintosh system which fell 17% to $1,739 from $2,095 in 1998. The decline during 1999 in the average revenue per Macintosh system was attributable to lower pricing for both iMac and Power Mac products, which reflects the continuing overall industry trend towards lower pricing. The decline was also attributable to the shift in the Company's unit mix toward lower-priced consumer products such that iMac units and comparable products comprised 52% of total Macintosh unit sales in 1999 versus 39% in 1998.

Net sales declined sequentially during the fourth quarter of 1999 compared to the third quarter by $222 million or 14%, and declined $220 million or 14% compared to the same period in 1998. Similarly, Macintosh unit sales declined 15% and 7% during the fourth quarter of 1999 compared to the third quarter of 1999 and the same period in 1998, respectively. The primary causes for these declines in both net sales and unit sales were lower than planned deliveries of PowerPC G4 processors from Motorola and production interruptions at vendors supplying PowerBooks and iBooks experienced during the last week of the fourth quarter of 1999 as a result of the earthquake in Taiwan on September 20, 1999. The shortage of G4 processors reduced Power Macintosh net sales by approximately $200 million during the fourth quarter of 1999.

SEGMENT OPERATING PERFORMANCE

The Company manages its business primarily on a geographic basis. The Company's geographic segments include the Americas, Europe, Japan, and Asia Pacific. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan, while the Asia Pacific segment includes Australia and Asia except for Japan. Each geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 10, "Segment Information and Geographic Data," which information is hereby incorporated by reference.

AMERICAS

Net sales and unit sales in the Americas segment increased 22% and 24%, respectively, during 2000 as compared to 1999. During 2000, the Americas segment represented approximately 54% and 55% of the Company's total net sales and total Macintosh unit sales, respectively. The growth of the Americas' net sales in 2000 was indicative of strong growth in unit sales of iMac and iBook and relatively flat unit sales of professionally oriented Macintosh systems.

Net sales in the Americas segment increased 2% to $3.527 billion during 1999 as compared to 1998, while Macintosh unit sales increased 22%. This followed a 5% decline in net sales in the Americas between 1998 and 1997. During 1999, the Americas segment represented approximately 57% and 59% of the Company's total net sales and total Macintosh unit sales, respectively. The results experienced by this segment in 1999 reflect the overall trends experienced by the Company during 1999 of increasing Macintosh unit sales offset by declines in the average revenue per Macintosh system.

EUROPE

Net sales in the Europe segment increased 38% during 2000 driven by a 53% increase in Macintosh unit sales. Growth in unit sales resulted from a 96% increase in combined unit sales of iMac and iBook, and an increase of 19% in combined units sales of the Company's professionally oriented Macintosh systems.

Net sales in the Europe segment increased 2% to $1.317 billion during 1999 as compared to 1998, while Macintosh unit sales increased 23%. This followed a 16% decline in net sales in the Europe segment between 1998 and 1997. Like the Americas segment, Europe's results in 1999 as compared to 1998 were indicative of strong growth in Macintosh unit sales offset by declines in the average revenue per Macintosh system.

JAPAN AND ASIA PACIFIC

Net sales in the Japan segment increased 57% to $1.345 billion in 2000 as compared to 1999, while Japan's Macintosh unit sales increased 39%. The fact that Japan's net sales rose at a higher rate than its unit sales reflects several factors. First, iMac unit sales in Japan were relatively flat year-over-year. Second, unit sales of iBook, which generally carry a higher price than iMac units and which were first sold in Japan during 2000, accounted for approximately 17% of Japan's total Macintosh unit sales during 2000. Third, Japan saw a 43% increase in combined unit sales of the Company's professionally oriented Macintosh systems.

The majority of the increase in both net sales and unit sales in the Asia Pacific segment can be attributed to sales of the G4 Cube and iBook, both of which were introduced in the region during 2000.

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

BACKLOG

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following new product introductions because of over-ordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, backlog should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance. Further information regarding the Company's backlog may be found below under the subheading "Product Introductions and Transitions" included under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

GROSS MARGIN

Gross margin was relatively stable during 2000 as compared to 1999, declining to 27.1% during 2000 from 27.6% during 1999. The half point decline is primarily the result of a shift in mix of unit sales away from the Company's higher priced, higher margin professionally oriented Macintosh systems towards its lower priced, lower margin consumer and education oriented Macintosh systems. Also contributing to the relative stability of its gross margin, the Company experienced relatively stable component pricing during 2000 as compared to 1999.

Gross margin increased as a percentage of net sales during 1999 to 27.6% as compared to 24.9% in 1998. This increase was primarily attributable to declines in the cost of various components of the Company's products, improvements in manufacturing efficiencies brought about by selective outsourcing of final assembly of certain of the Company's products, improved design of products leading to lower manufacturing and warranty costs, and relatively stable pricing of the Company's products over the last six months of 1999. During 1999, the Company was also able to fully realize the benefits of actions taken primarily in 1998 and 1997 that led to improved inventory management and a more efficient distribution model for its products.

There can be no assurance current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

RESEARCH AND DEVELOPMENT

The Company recognizes focused investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company's core business strategy. Expenditures on research and development increased 21% or $66 million to $380 million in 2000 as compared to 1999. This followed a $11 million or 4% increase in 1999 as compared to 1998. Spending on R&D has remained at approximately 5% of net sales during each of the last three years. The overall increase in R&D spending over the last two years is directly related to increases in R&D headcount of approximately 13% over that time to support expanded product development efforts.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenditures increased 17% to $1,166 million in 2000 as compared to 1999 and decreased to 15% of net sales in 2000 from 16% in 1999. This increase in total expenditures resulted from higher spending for promotional and marketing activities, increased sales expenses resulting from higher net sales, and a 21% increase in combined sales, marketing, and general and administrative headcount from the end of 1999 to the end of 2000.

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

SPECIAL CHARGES

2000 RESTRUCTURING ACTIONS

During the first quarter of 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for severance payments to approximately 95 employees associated with consolidation of various domestic and international sales and marketing functions.

1999 RESTRUCTURING ACTIONS

During the fourth quarter of 1999, the Company initiated restructuring actions resulting in a charge to operations of $21 million. The net restructuring charge of $18 million recognized during the fourth quarter of 1999 reflects $3 million of excess reserves related to prior restructuring actions. The $21 million cost of these actions was comprised of $11 million for contract cancellation charges associated with the closure of the Company's outsourced data center and $10 million for contract cancellation charges related to supply and development agreements previously discontinued.

During the second quarter of 1999, the Company took certain actions to improve the flexibility and efficiency of its manufacturing operations by moving final assembly of certain of its products to third-party manufacturers. These restructuring actions resulted in the Company recognizing a charge to operations of approximately $9 million during the second quarter of 1999. The charge was comprised of $6 million for severance benefits to be paid to employees involuntarily terminated, $2 million for the write-down of operating assets to be disposed of, and $1 million for payments on canceled contracts. These actions resulted in the termination of approximately 580 employees.

EXECUTIVE BONUS

During the first quarter of 2000, the Company's Board of Directors approved a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the Company of approximately $90 million, the majority of which is not tax deductible. Approximately half of the total charge is the cost of the aircraft. The other half represents all other costs and taxes associated with the bonus.

INTEREST AND OTHER INCOME (EXPENSE), NET

Net interest income increased $116 million or 133% to $203 million during 2000 as compared to 1999. This increase is attributable to three principal factors. First, the Company's cash, cash equivalents, and short-term investments increased $801 million or 25% during 2000. Second, the weighted-average interest rate earned by the Company on its cash equivalents and short-term investments increased to 6.55% as of the end of 2000 compared to 5.38% at the end of 1999. The combination of these first two factors increased interest income during 2000 by $66 million. Third, interest expense declined $26 million during 2000 as a result of the conversion of approximately $661 million of the Company's convertible subordinated notes to common stock during the third quarter of 1999.

During 1999, the Company experienced a $59 million increase in net interest income, primarily the result of higher cash and investment balances, and by decreased interest expense associated with the conversion of the convertible subordinated notes during the third quarter of 1999.

GAIN FROM SALE OF INVESTMENT

The Company holds a significant equity investment in ARM Holdings plc (ARM), a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology. As of September 30, 2000, the Company holds 34.8 million shares of ARM stock valued at $383 million.

During 2000, the Company sold a total of 45.2 million shares of ARM stock for net proceeds of approximately $372 million, recorded a gain before taxes of approximately $367 million, and recognized related income tax of approximately $94 million. During 1999, the Company sold a total of 163 million shares of ARM stock for net proceeds of approximately $245 million, recorded a gain before taxes of approximately $230 million, and recognized related income tax of approximately $25 million.

During 1998, ARM completed an initial public offering of its stock on the London Stock Exchange and the NASDAQ National Market. The Company sold 18.9% of the shares it held in ARM at that time for a gain before foreign taxes of approximately $24 million. The Company also recognized during 1998 other income of approximately $16 million to reflect its remaining 25.9% ownership interest in the increased net book value of ARM following its initial public offering.

Further information related to the Company's investment in ARM and gains recognized related to that investment may be found in Part II, Item 8 of this Form 10-K at Note 2 of Notes to Consolidated Financial Statements, which information is hereby incorporated by reference.

PROVISION FOR INCOME TAXES

As of September 30, 2000, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $466 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. This asset is generally realizable based on the ability to offset existing deferred tax liabilities. As of September 30, 2000, a valuation allowance of $33 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates principally to the operating loss carryforwards acquired from NeXT, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The Company's effective tax rate for 2000 was 28% compared to the higher statutory rate due primarily to the reversal of a portion of the previously established valuation allowance and certain undistributed foreign earnings for which no U.S. taxes were provided.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," was issued. The statement deferred the effective date of SFAS No. 133 until the first quarter of fiscal 2001. The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of October 1, 2000. Net of the related income tax effect, the adoption of SFAS No. 133 is expected to have a favorable cumulative-effect-type adjustment to net income of approximately $12 million and a favorable cumulative-effect-type adjustment to other comprehensive income of $15 million. Management does not believe that adoption of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company will adopt SAB 101 in the first quarter of fiscal year 2001. Adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics for each of the last three fiscal years (dollars in millions):

                                                                2000       1999       1998
                                                              --------   --------   --------
Cash, cash equivalents, and short-term investments..........   $4,027     $3,226     $2,300
Accounts receivable, net....................................   $  953     $  681     $  955
Inventory...................................................   $   33     $   20     $   78
Working capital.............................................   $3,494     $2,736     $2,178
Days sales in accounts receivable(a)........................       46         46         56
Days of supply in inventory(b)..............................        2          2          6
Operating cash flow.........................................   $  826     $  798     $  775

------------------------

(a) Based on ending net trade receivables and most recent quarterly net sales for each period.

(b) Based on ending inventory and most recent quarterly cost of sales for each period.

As of September 30, 2000, the Company had $4.027 billion in cash, cash equivalents, and short-term investments, an increase of $801 million or 25% over the same balances at the end of 1999. During 2000, the Company's primary source of cash was $826 million in cash flows from operating activities. Cash generated by operations was primarily from net income and increases in accounts payable and other current liabilities partially offset by an increase in accounts receivable. The Company's cash and cash equivalent balances as of September 30, 2000 and September 25, 1999 include $7 million and $4 million, respectively, pledged primarily as collateral against outstanding derivative positions.

In addition to the net purchase of short-term investments of $936 million, net cash used by investing activities consisted primarily of $232 million for the purchase of long-term investments, including $200 million invested in EarthLink Network, Inc. (EarthLink) discussed below, and $107 million for the purchase of fixed assets. These uses of cash were partially offset by proceeds from sales of ARM shares of $372 million. The Company currently expects capital expenditures to increase to approximately $225 million during 2001 to accommodate information systems enhancements and strategic initiatives.

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2000, the Company repurchased a total of 2.55 million shares of its common stock at a cost of $116 million. Since inception of the plan, the Company has repurchased a total of
5.05 million shares of its common stock at a cost of $191 million.

The Company believes its balances of cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements over the next twelve months, including any cash utilized by its stock repurchase plan. However, given the Company's current non-investment grade debt ratings (Standard and Poor's Rating Agency of BB and Moody's Investor Services of Ba2), if the Company should need to obtain short-term borrowings, there can be no assurance such borrowings could be obtained at favorable rates. The inability to obtain such borrowings at favorable rates could materially adversely affect the Company's results of operations, financial condition, and liquidity.

NON-CURRENT DEBT AND EQUITY INVESTMENTS

The Company holds significant investments in ARM, Samsung Electronics Co., Ltd, Akamai Technologies, Inc., and EarthLink. These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. The combined fair value of these investments was $786 million and $339 million as of September 30, 2000, and September 25, 1999, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

Further information related to the Company's non-current debt and equity investments may be found in Part II, Item 8 of this Form 10-K at Note 2 of Notes to Consolidated Financial Statements, which information is hereby incorporated by reference.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Because of the following factors, as well as other factors affecting the Company's operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

COMPETITION

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by industry wide pricing pressures and downward pressures on gross margins. The personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional personal computers may compete for market share with the Company's existing products. Several competitors of the Company have either targeted or announced their intention to target certain of the Company's key market segments, including consumer, education, and design and publishing. Additionally, several of the Company's competitors have introduced or announced plans to introduce products that mimic many of the unique design, technical features, and solutions of the Company's products. Many of the Company's competitors have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company. Additionally, the Company's future operating results and financial condition may be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

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

PRODUCT INTRODUCTIONS AND TRANSITIONS

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies and enhance existing products in order to remain competitive. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect that new products will have on its sales or results of operations.

During 2001, the Company plans to introduce a new client operating system, Mac OS X, which will offer advanced functionality based on Apple and NeXT software technologies. Inability to successfully introduce Mac OS X on a timely basis, gain customer acceptance, obtain the commitment of developers to transition existing applications to run on Mac OS X, or ensure adequate backward-compatibility of Mac OS X with applications authored for previous version of the Mac OS, may have an adverse impact on the Company's operating results and financial condition.

INVENTORY AND SUPPLY

The Company records a write-down for inventories of components and products that have become obsolete or are in excess of anticipated demand or net realizable value and accrues necessary reserves for cancellation fees of orders for inventories that have been canceled. Although the Company believes its inventory and related provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the computer industry, no assurance can be given the Company will not incur additional inventory and related charges. In addition, such charges have had, and may again have, a material effect on the Company's financial position and results of operations.

The Company must order components for its products and build inventory in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products. Consistent with industry practice, components are normally acquired through purchase orders typically covering the Company's requirements for periods from 30 to 130 days. The Company's operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

The Company ended 2000 with substantially more inventory in its distribution channels than planned due to the lower than expected sell-through of the Company's products during the fourth quarter. The Company currently anticipates a significant sequential decline in quarterly net sales during the first quarter of fiscal 2001, in part due to the Company's plan to reduce substantially the level of inventory in its distribution channels from the amounts at the end of fiscal 2000 to more normal levels by the end of the first quarter.

Many of the Company's products are manufactured in whole or in part by third-party manufacturers. In addition, the Company has outsourced much of its transportation and logistics management. While outsourcing arrangements may lower the fixed cost of operations, they also reduce the Company's direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain at least initially responsible to the ultimate consumer for warranty service or in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company's future operating results and financial condition.

Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application specific integrated circuits ("ASICs")) are currently obtained by the Company from single or limited sources. Some other key components (including without limitation DRAM, TFT-LCD flat-panel displays, and optical and magnetic disk drives), while currently available to the Company from multiple sources, are at times subject to industry wide availability and pricing pressures. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers' yields have matured. The Company and other producers in the personal computer industry also compete for various components with other industries (such as the cellular phone and automotive industries) that have experienced increased demand for their products. The Company uses some components that are not common to the rest of the personal computer industry (including certain microprocessors and ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of components other than those customized to meet the Company's requirements. If the supply of a key component were to be delayed or constrained on a new or existing product, the Company's results of operations and financial condition could be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or, if possible, to identify and obtain sufficient quantities from an alternate source.

The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC-based microprocessor for the Company's Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company's competitors by Intel Corporation, and other developers and producers of microprocessors used by personal computers using the Windows operating systems. Apple has been unable to ship Macintosh systems with PowerPC G4 microprocessors running above 500 megahertz since such systems were first announced in August of 1999 due to its G4 microprocessor supplier's inability to provide the Company with faster G4 microprocessors. Similar but less pronounced supply issues have also arisen with the Company's supply of faster PowerPC G3 microprocessors. The Company believes that this inability to obtain faster microprocessors had an adverse impact on the Company's results of operations during 2000, particularly towards the end of the fiscal year. The Company has been informed by its suppliers that faster microprocessors will be available in sufficient quantity beginning in the first half of calendar 2001. However, no assurance can be given that such faster microprocessors will actually be available or be available in sufficient quantities, and the inability of the Company to obtain faster microprocessors in sufficient quantities during 2001 may have an adverse impact on the Company's results of operations and financial condition.

Further discussion relating to availability and supply of components and product may be found in Part I, Item 1 of this Form 10-K under the heading "Raw Materials," and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 9 under the subheading "Concentrations in the Available Sources of Supply of Materials and Product," which information is hereby incorporated by reference.

EDUCATION MARKET

Several competitors of the Company have either targeted or announced their intention to target the education market for personal computers. As a result, the Company's overall share of this market has declined. Additionally, net sales in the Company's education market fell short of expectations by approximately $60 million during the fourth quarter of 2000, primarily as a result of the Company's transition to a more direct sales model from a model heavily dependent on third party sales agents. Although the Company has initiated a plan to strengthen its position in the education market, there can be no assurance that the Company will be able to increase its share of the education market or maintain its existing share of that market. Failure to increase or maintain market share in the education market may have an adverse impact on the Company's operating results and financial condition.

MARKETING AND DISTRIBUTION

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers. In addition, the Company also sells many of its products and resells certain third-party products in most of its major markets to consumers, certain education customers, and certain resellers either directly or through its on-line stores around the world. Many of the Company's significant resellers operate on narrow product margins, and may distribute products from competing manufacturers. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakened, if resellers within consumer channels were to cease distribution of the Company's products, or if uncertainty regarding demand for the Company's products caused resellers to reduce their ordering and marketing of the Company's products.

Further information regarding risks associated with Marketing and Distribution may be found in Part I, Item 1 of this Form 10-K under the heading "Markets and Distribution," which information is hereby incorporated by reference.

GLOBAL MARKET RISKS

A large portion of the Company's revenue is derived from its international operations. As a result, the Company's operating results and financial condition could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased. Historically, the Company's primary exposure to movements in foreign currency exchange rates relate to non-dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia and non-dollar denominated operating expenses incurred throughout the world. Weaknesses in foreign currencies, particularly the Japanese Yen and the Euro, can adversely impact consumer demand for the Company's products and the U.S. dollar value of the Company's foreign currency denominated sales. Conversely, strengthening in these and other foreign currencies can effect the cost to the Company of product components, negatively impacting the Company's results of operations.

Further information related to the Company's global market risks may be found in
Part II, Item 7A of this Form 10-K under the subheading "Foreign Currency Risk" and may be found in Part II, Item 8 of this Form 10-K at Notes 1 and 2 of Notes to Consolidated Financial Statements, which information is hereby incorporated by reference.

SUPPORT FROM THIRD-PARTY SOFTWARE DEVELOPERS

The Company believes that decisions by customers to purchase the Company's personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software for particular applications. The Company also believes the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, and the costs of developing such software products. To the extent the Company's financial losses in prior years and the minority market share held by the Company in the personal computer market, as well as the Company's decision to end its Mac OS licensing program, have caused software developers to question the Company's prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers to develop, maintain, and upgrade similar or competitive software for the Company's products. Moreover, the Company's current plan to introduce Mac OS X during 2001 could cause software developers to stop developing software for the current Mac OS, and there can be no assurance software developers will decide to develop software for Mac OS X on a timely basis or at all.

In August 1997, the Company and Microsoft Corporation entered into patent cross licensing and technology agreements. In addition, for a period of five years from August 1997, and subject to certain limitations related to the number of Macintosh computers sold by the Company, Microsoft will make future versions of its Microsoft Office and Internet Explorer products for the Mac OS. Although Microsoft has announced its intention to do so, these agreements do not require Microsoft to produce future versions of its products that are optimized to run on Mac OS X. The Company will bundle the Internet Explorer product with Mac OS system software releases and make that product the default Internet browser for such Mac OS releases. While the Company believes its relationship with Microsoft has been and will continue to be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Microsoft relationship is for a limited term and does not cover many of the areas in which the Company competes with Microsoft, including the Windows platform. Accordingly, Microsoft's interest in producing application software for the Mac OS, including Mac OS X, not covered by the relationship or following expiration of the agreements may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating system. In addition, the Microsoft relationship may have an adverse effect on, among other things, the Company's relationship with other partners. There can be no assurance that the benefits to the Company of the Microsoft relationship will not be offset by the disadvantages.

PATENTS AND INTELLECTUAL PROPERTY

Many of the Company's products are designed to include intellectual property obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes that based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms. Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company's products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. However, no litigation has arisen out of any of these claims that has had, or is expected to have, an adverse impact on the Company's operating results and financial condition. The Company believes that any necessary patent or other rights could be obtained on commercially reasonable terms. However, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that the Company would prevail in any such challenge. The failure to obtain necessary licenses or other rights, or litigation arising out of such claims, could adversely affect the Company's results of operations and financial condition.

PRODUCT, GEOGRAPHIC, AND CHANNEL MIX

The Company's profit margins vary among its products, its geographic markets, and its distribution channels. As a result, the overall profitability of the Company in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period's net sales.

INTRA-QUARTER SALES CYCLE

Apple generally sells more products during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer industry. This sales pattern can produce pressure on the Company's internal infrastructure during the third month of a quarter and may adversely impact the Company's ability to predict its financial results accurately. Developments late in a quarter, such as lower-than-anticipated demand for the Company's products, an internal systems failure, or failure of one of the Company's key logistics or components suppliers, can have significant adverse impacts on the Company and its results of operations and financial condition.

DEPENDENCE ON KEY PERSONNEL

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including those in technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where many of the Company's employees are located. There can be no assurance that the company will be able to successfully attract and retain the key personnel it needs. Additionally, volatility or a lack of positive performance in the Company's stock price may adversely affect its ability to retain key employees.

MINORITY INVESTMENTS

The Company holds minority investments in several public companies including Samsung Electronics Co., Akamai Technologies, Inc., EarthLink, and ARM Holdings plc. The combined fair market value of these investments was approximately
$786 million as of September 30, 2000. The Company has categorized its investments in these companies as available-for-sale requiring the investments be carried at fair value, with unrealized gains and losses net of taxes reported as a component of accumulated other comprehensive income. These investments are in publicly traded companies whose share prices are subject to significant volatility. While the overall financial impact of these investments has been positive through the end of 2000, adverse changes in general market conditions or poor operating results of the underlying companies could result in the Company's inability to ultimately realize the gains associated with the carrying value of these investments. Permanent impairment in the value of one or all of these investments could cause the Company to recognize a loss on some portion of its original $316 million investment remaining in these four companies.

EURO TRANSITION

On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro is now traded on currency exchanges and is available for non-cash transactions. The transition period for introduction of the Euro ends on January 1, 2002.

The Company has taken steps to evaluate internal system capabilities, review the ability of financial institution vendors to support Euro transactions, and examine current marketing and pricing policies and strategies in light of the Euro conversion. Additionally, the Company has begun the process of updating its internal systems and processes to accommodate full transition to the Euro as the transaction and reporting currency for its affected European subsidiaries. The transition to the Euro may have competitive implications on the Company's pricing and marketing strategies, the impact of which are not known at this time. Additionally, the Company is at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the Euro transition. Adoption of the Euro and the costs incurred to prepare for that adoption are not expected to have a material adverse effect on the Company's results of operations or financial condition. However, there can be no assurance all issues related to the Euro conversion have been identified or that adoption issues identified will be addressed properly or on a timely basis. Failure to properly identify and address issues associated with adoption of the Euro could have a material adverse affect on the Company's results of operations and financial condition.

VOLATILITY OF STOCK PRICE

The Company's stock has experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions, may materially adversely affect the market price of the Company's common stock in the future.

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

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

INTEREST RATE AND FOREIGN CURRENCY RISK MANAGEMENT

To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the non-hedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap, option and floor positions both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures intended to hedge, there can be no assurance the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's operating results and financial position. The Company will adopt SFAS No. 133 as of October 1, 2000. Management does not believe that adoption of the new accounting standard will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

INTEREST RATE RISK

While the Company is exposed to interest rate fluctuations in many of the world's leading industrialized countries, the Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments as well as costs associated with foreign currency hedges.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investments and long-term debt obligations and related derivative financial instruments. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities between three and twelve months are considered to be short-term investments. As of September 30, 2000, substantially all of the Company's investments have maturities less than 12 months.

During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

The following table presents the principal (or notional) amounts and related weighted-average interest rates for the Company's investment portfolio and its long-term debt obligations. The long-term debt is comprised of $300 million of unsecured notes described above, which mature in February 2004. The Company's U.S. corporate securities include commercial paper, loan participations, certificates of deposit, time deposits and corporate debt securities. Foreign securities include foreign commercial paper, loan participation, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments have generally been held until maturity. Gross unrealized gains and losses were negligible as of September 30, 2000 and September 25, 1999.

In millions, except weighted-average interest rates

                                                          SEPTEMBER 30, 2000        SEPTEMBER 25, 1999
                                                         --------------------      --------------------
                                                                    WEIGHTED-                 WEIGHTED-
                                                                     AVERAGE                   AVERAGE
                                                         CARRYING   INTEREST       CARRYING   INTEREST
                                                          AMOUNT      RATE          AMOUNT      RATE
                                                         --------   ---------      --------   ---------
Assets:
  Cash equivalents:
    U.S. Treasury and Agency securities................   $   --        --%         $    3      5.00%
    U.S. corporate securities..........................      921      6.46%            517      5.16%
    Foreign securities.................................      222      6.05%            636      4.84%
                                                          ------                    ------
      Total cash equivalents...........................    1,143      6.38%          1,156      4.98%
                                                          ------                    ------

  Short-term investments:
    U.S. Treasury and Agency securities................   $  293      6.11%         $  298      5.56%
    U.S. corporate securities..........................    2,059      6.63%            780      5.89%
    Foreign securities.................................      484      6.86%            822      5.40%
                                                          ------                    ------
      Total short-term investments.....................    2,836      6.62%          1,900      5.63%
                                                          ------                    ------
  Total investment securities..........................   $3,979      6.55%         $3,056      5.38%
                                                          ======                    ======

Debt:
  Fixed rate...........................................   $  300      5.97%         $  300      5.98%
                                                          ======                    ======

During the last two years, the Company has entered into interest rate swaps with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company does not hold or transact in such financial instruments for purposes other than risk management.

The interest rate swaps, which qualify as accounting hedges, generally require the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively convert the Company's fixed-rate 10 year debt to floating-rate debt and convert a portion of the floating rate investments to fixed rate. The maturity date of the asset swaps is September 2001 with the remaining debt swaps maturing in February of 2004. As of September 30, 2000 and September 25, 1999, interest rate debt swaps had a weighted-average receive rate of 7.21% and 6.04%, respectively. The weighted-average pay rate on the debt swaps was 6.68% and 5.45% as of September 30, 2000 and September 25, 1999, respectively. As of September 30, 2000 and September 25, 1999, interest rate asset swaps had a weighted-average receive rate of 5.50% and 5.53%, respectively; and a weighted-average pay rates of 6.66% and 5.24%, respectively. The unrealized gains and losses on these swaps are deferred and recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Deferred losses on such contracts totaled approximately $1 million as of September 30, 2000 and $5 million as of September 25, 1999.

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

The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risks associated with existing assets and liabilities, certain firmly committed transactions, and probable but not firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments. Foreign exchange forward contracts are carried at fair value in other current assets and liabilities. The premium costs of purchased foreign exchange option contracts are recorded in other current assets and marked to market through earnings.

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

The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 30, 2000 and September 25, 1999. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. For foreign currency exchange contracts, the table presents the notional amount (at contract exchange rates) and the weighted-average contractual foreign currency exchange rates. Generally, all instruments mature within 6 months. Miscellaneous other currencies consist primarily of the Canadian and Australian dollars.

                                                            2000                            1999
                                                -----------------------------   -----------------------------
                                                            WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                                NOTIONAL    CONTRACT RATE OR    NOTIONAL    CONTRACT RATE OR
                                                 AMOUNT       STRIKE PRICE       AMOUNT       STRIKE PRICE
                                                ---------   -----------------   ---------   -----------------
                                                In millions, except average contract rates and strike prices
Foreign currency spot/forward contracts:
    Japanese Yen..............................   $  607          105.61          $  590          105.70
    British Pound Sterling....................      115            1.47              86            1.62
    Euro......................................      313             .89             177            1.05
    Miscellaneous other currencies............       66                              62
                                                 ------                          ------
  Total currency spot/forward contracts.......   $1,101                          $  915
                                                 ======                          ======
  Estimated fair value........................   $    9                          $   (9)
                                                 ======                          ======

Foreign currency purchased call options:
    Japanese Yen..............................   $  335           95.55          $  250          104.80
    British Pound Sterling....................       --                              --              --
    Euro......................................      375            1.00             105            1.14
    Miscellaneous other currencies............       --                              55
                                                 ------                          ------
      Total purchased call options............   $  710                          $  410
                                                 ------                          ------

Foreign currency purchased put options:
    Japanese Yen..............................   $  465          107.28          $  860          118.31
    British Pound Sterling....................       90            1.49              75            1.59
    Euro......................................      326             .92             505            1.00
    Miscellaneous other currencies............       75                             100
                                                 ------                          ------
      Total purchased put options.............   $  956                          $1,540
                                                 ------                          ------
  Total foreign currency purchased options....   $1,666                          $1,950
                                                 ======                          ======
  Estimated fair value........................   $   25                          $   12
                                                 ======                          ======

Foreign currency sold call options:
    Japanese Yen..............................   $  365           98.78          $  290          106.18
    British Pound Sterling....................       90            1.55              25            1.69
    Euro......................................      350             .98             120            1.09
    Miscellaneous other currencies............       45                              50
                                                 ------                          ------
      Total sold call options.................   $  850                          $  485
                                                 ------                          ------

Foreign currency sold put options:
    Japanese Yen..............................   $  280          107.11              --              --
    British Pound Sterling....................       20            1.44              --              --
    Euro......................................       51             .85              75            1.00
    Miscellaneous other currencies............       --                              25
                                                 ------                          ------
      Total sold put options..................   $  351                             100
                                                 ------                          ------
  Total foreign currency sold options.........   $1,201                          $  585
                                                 ======                          ======
  Estimated fair value........................   $   (5)                         $  (17)
                                                 ======                          ======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                      PAGE
------------------------------------------                    --------
Financial Statements:
  Report of Independent Auditors, KPMG LLP..................     32
  Consolidated Balance Sheets as of September 30, 2000, and
    September 25, 1999......................................     33
  Consolidated Statements of Operations for the three fiscal
    years ended September 30, 2000..........................     34
  Consolidated Statements of Shareholders' Equity for the
    three fiscal years ended September 30, 2000.............     35
  Consolidated Statements of Cash Flows for the three fiscal
    years ended September 30, 2000..........................     36
  Notes to Consolidated Financial Statements................     37
  Selected Quarterly Financial Information (Unaudited)......     61
Financial Statement Schedule:
  For the three fiscal years ended September 30, 2000
    Schedule II--Valuation and qualifying accounts..........     62

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Apple Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Apple
Computer, Inc. and subsidiaries as of September 30, 2000 and September 25, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple
Computer, Inc. and subsidiaries as of September 30, 2000 and September 25, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Mountain View, California
October 17, 2000

                          CONSOLIDATED BALANCE SHEETS

                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 30, 2000   SEPTEMBER 25, 1999
                                                              ------------------   ------------------
                                               ASSETS:

Current assets:
  Cash and cash equivalents.................................        $1,191               $1,326
  Short-term investments....................................         2,836                1,900
  Accounts receivable, less allowances of $64 and $68,
    respectively............................................           953                  681
  Inventories...............................................            33                   20
  Deferred tax assets.......................................           162                  143
  Other current assets......................................           252                  215
                                                                    ------               ------
    Total current assets....................................         5,427                4,285
  Property, plant, and equipment, net.......................           313                  318
  Non-current debt and equity investments...................           786                  339
  Other assets..............................................           277                  219
                                                                    ------               ------
    Total assets............................................        $6,803               $5,161
                                                                    ======               ======

                                LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
  Accounts payable..........................................        $1,157               $  812
  Accrued expenses..........................................           776                  737
                                                                    ------               ------
    Total current liabilities...............................         1,933                1,549
Long-term debt..............................................           300                  300
Deferred tax liabilities....................................           463                  208
                                                                    ------               ------
    Total liabilities.......................................         2,696                2,057
                                                                    ------               ------

Commitments and contingencies

Shareholders' equity:
  Series A nonvoting convertible preferred stock, no par
    value; 150,000 shares authorized, 75,750 and 150,000
    issued and outstanding, respectively....................            76                  150
  Common stock, no par value; 900,000,000 shares authorized;
    335,676,889 and 321,598,122 shares issued and
    outstanding, respectively...............................         1,502                1,349
  Retained earnings.........................................         2,285                1,499
  Accumulated other comprehensive income....................           244                  106
                                                                    ------               ------
    Total shareholders' equity..............................         4,107                3,104
                                                                    ------               ------
    Total liabilities and shareholders' equity..............        $6,803               $5,161
                                                                    ======               ======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)

THREE FISCAL YEARS ENDED SEPTEMBER 30, 2000                     2000       1999       1998
-------------------------------------------                   --------   --------   ---------
Net sales...................................................  $  7,983   $  6,134   $   5,941
Cost of sales...............................................     5,817      4,438       4,462
                                                              --------   --------   ---------
Gross margin................................................     2,166      1,696       1,479
                                                              --------   --------   ---------
Operating expenses:
  Research and development..................................       380        314         303
  Selling, general, and administrative......................     1,166        996         908
  Special charges:
    Executive bonus.........................................        90         --          --
    Restructuring costs.....................................         8         27          --
    In-process research and development.....................        --         --           7
                                                              --------   --------   ---------
      Total operating expenses..............................     1,644      1,337       1,218
                                                              --------   --------   ---------
Operating income............................................       522        359         261
Gains from sales of investment..............................       367        230          40
Interest and other income, net..............................       203         87          28
                                                              --------   --------   ---------
Total interest and other income, net........................       570        317          68
                                                              --------   --------   ---------
Income before provision for income taxes....................     1,092        676         329
Provision for income taxes..................................       306         75          20
                                                              --------   --------   ---------
Net income..................................................  $    786   $    601   $     309
                                                              ========   ========   =========
Earnings per common share:
  Basic.....................................................  $   2.42   $   2.10   $    1.17
  Diluted...................................................  $   2.18   $   1.81   $    1.05
Shares used in computing earnings per share (in thousands):
  Basic.....................................................   324,568    286,314     263,948
  Diluted...................................................   360,324    348,328     335,834

          See accompanying notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           (IN MILLIONS, EXCEPT SHARE AMOUNTS WHICH ARE IN THOUSANDS)

                                                                                                    ACCUMULATED
                                              PREFERRED STOCK        COMMON STOCK                      OTHER            TOTAL
                                            -------------------   -------------------   RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                             SHARES     AMOUNT     SHARES     AMOUNT    EARNINGS   INCOME (LOSS)       EQUITY
                                            --------   --------   --------   --------   --------   --------------   -------------
Balances as of September 26, 1997.........    150        $150     255,898     $  498     $  589        $ (37)          $1,200
  Components of comprehensive income:
    Net income............................     --          --          --         --        309           --              309
    Foreign currency translation..........     --          --          --         --         --           (2)              (2)
                                                                                                                       ------
      Total comprehensive income..........                                                                                307
  Common stock issued under stock option
    and purchase plans....................     --          --       6,170         41         --           --               41
  Common stock issued in connection with
    the acquisition of certain assets of
    PCC...................................     --          --       8,318         80         --           --               80
  Tax benefit related to disqualifying
    dispositions of stock options.........     --          --          --         14         --           --               14
                                              ---        ----     -------     ------     ------        -----           ------
Balances as of September 25, 1998.........    150         150     270,386        633        898          (39)           1,642
  Components of comprehensive income:
    Net income............................                                                  601                           601
    Foreign currency translation..........     --          --          --         --         --            3                3
    Unrealized gain on available-for-sale
      securities, net of tax..............     --          --          --         --         --          318              318
    Reclassification adjustment for gains
      on available- for-sale securities
      included in net income..............     --          --          --         --         --         (176)            (176)
                                                                                                                       ------
      Total comprehensive income..........                                                                                746
  Common stock issued under stock option
    and purchase plans....................     --          --       8,428         86         --           --               86
  Common stock issued in connection with
    the Company's redemption of long-term
    debt..................................     --          --      45,284        654         --           --              654
  Common stock repurchased................     --          --      (2,500)       (75)        --           --              (75)
  Tax benefit related to disqualifying
    dispositions of stock options.........     --          --          --         51         --           --               51
                                              ---        ----     -------     ------     ------        -----           ------
Balances as of September 25, 1999.........    150         150     321,598      1,349      1,499          106            3,104
  Components of comprehensive income:
    Net income............................                                                  786                           786
    Foreign currency translation..........     --          --          --         --         --          (17)             (17)
    Unrealized gain on available-for-sale
      securities, net of tax..............     --          --          --         --         --          427              427
    Reclassification adjustment for gains
      on available- for-sale securities
      included in net income..............     --          --          --         --         --         (272)            (272)
                                                                                                                       ------
      Total comprehensive income..........                                                                                924
  Common stock issued under stock option
    and purchase plans....................     --          --       7,632         85         --           --               85
  Conversion of Series A preferred
    stock.................................    (74)        (74)      9,000         74         --           --               --
  Common stock repurchased................     --          --      (2,553)      (116)        --           --             (116)
  Tax benefit related to disqualifying
    dispositions of stock options.........     --          --          --        110         --           --              110
                                              ---        ----     -------     ------     ------        -----           ------
Balances as of September 30, 2000.........     76        $ 76     335,677     $1,502     $2,285        $ 244           $4,107
                                              ===        ====     =======     ======     ======        =====           ======

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

THREE FISCAL YEARS ENDED SEPTEMBER 30, 2000                     2000       1999       1998
-------------------------------------------                   --------   --------   --------
Cash and cash equivalents, beginning of the year............   $1,326     $1,481     $1,230
                                                               ------     ------     ------

Operating:
Net income..................................................      786        601        309
Adjustments to reconcile net income to cash generated by
  operating activities:
  Depreciation and amortization.............................       84         85        111
  Provision for deferred income taxes.......................      163        (35)         1
  Loss on sale of property, plant, and equipment............        3         --         --
  Gains from sales of equity investment.....................     (367)      (230)       (40)
  In-process research and development.......................       --         --          7
Changes in operating assets and liabilities:
  Accounts receivable.......................................     (272)       274         72
  Inventories...............................................      (13)        58        359
  Other current assets......................................      (37)       (32)        31
  Other assets..............................................      (15)        (3)        83
  Accounts payable..........................................      345         93         34
  Accrued restructuring costs...............................      (27)         2       (107)
  Other current liabilities.................................      176        (15)       (85)
                                                               ------     ------     ------
    Cash generated by operating activities..................      826        798        775
                                                               ------     ------     ------

Investing:
Purchase of short-term investments..........................   (4,267)    (4,236)    (2,313)
Proceeds from maturities of short-term investments..........    3,331      3,155      1,723
Purchases of long-term investments..........................     (232)      (112)        --
Proceeds from sale of property, plant and equipment.........       11         23         89
Purchase of property, plant, and equipment..................     (107)       (47)       (46)
Proceeds from sales of equity investment....................      372        245         24
Other.......................................................      (38)         8        (20)
                                                               ------     ------     ------
    Cash used for investing activities......................     (930)      (964)      (543)
                                                               ------     ------     ------

Financing:
Decrease in notes payable to banks..........................       --         --        (22)
Proceeds from issuance of common stock......................       85         86         41
Cash used for repurchase of common stock....................     (116)       (75)        --
                                                               ------     ------     ------
    Cash generated by (used for) financing activities.......      (31)        11         19
                                                               ------     ------     ------
Increase (decrease) in cash and cash equivalents............     (135)      (155)       251
                                                               ------     ------     ------
Cash and cash equivalents, end of the year..................   $1,191     $1,326     $1,481
                                                               ======     ======     ======
Supplemental cash flow disclosures:
  Cash paid during the year for interest....................   $   10     $   58     $   59
  Cash paid (received) for income taxes, net................   $   47     $   33     $  (15)
  Noncash transactions:
    Issuance of common stock for redemption of long-term
      debt..................................................       --     $  654         --
    Issuance of common stock for acquisition of PCC
      assets................................................       --         --     $   80
    Issuance of common stock for conversion of Series A
      Preferred Stock.......................................   $   74         --         --

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

During the first quarter of 1999, the Company amended its by-laws to provide that beginning in 1999 its fiscal year would end on the last Saturday in September rather than the last Friday. Likewise, beginning with the first fiscal quarter of 1999 each of the Company's fiscal quarters now also end on Saturday rather than Friday. Accordingly, one day was added to the first quarter of 1999 so that the quarter ended on Saturday, December 26, 1998. These changes did not have a material effect on the Company's revenue or results of operations for any quarter during fiscal 1999. Fiscal years 1999 and 1998, each 52-week years, both ended on September 25th. Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its first fiscal quarter. Consequently, an additional week was added to the first quarter of fiscal 2000. All information presented herein is based on the Company's fiscal calendar.

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

The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risks associated with existing assets and liabilities, certain firmly committed transactions, and probable but not firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments. Foreign exchange forward contracts are carried at fair value in other current assets and liabilities. The premium costs of purchased foreign exchange option contracts are recorded in other current assets and amortized over the life of the option.

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

Interest rate and foreign exchange instruments generally qualify as accounting hedges if their maturity dates are the same as the hedged transactions and if the hedged transactions meet certain requirements. The Company monitors its interest rate and foreign exchange positions on a regular basis based on applicable and commonly used pricing models. The correlation between the changes in the fair value of hedging instruments and the changes in the underlying hedged items is assessed periodically over the life of the hedged instrument. In the event it is determined a hedge is ineffective, including if and when the hedged transactions no longer exist, the Company recognizes in income the change in market value of the instrument beginning on the date it was no longer an effective hedge.

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

Gains and losses on interest rate and foreign exchange instruments not accounted for as hedges are recorded in income as a component of interest and other income (expense), net. Sold interest rate and foreign exchange instruments do not qualify as accounting hedges. Premiums associated with sold foreign exchange option contracts are recorded in other current assets and marked to market through earnings.

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. In June 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," was issued. The statement deferred the effective date of SFAS No. 133 until the first quarter of 2001. The Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of October 1, 2000. Net of the related income tax effect, the adoption of SFAS No. 133 is expected to have a favorable cumulative-effect-type adjustment to net income of approximately
$12 million and a favorable cumulative-effect-type adjustment to other comprehensive income of $15 million. Management does not believe that adoption of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are stated at cost. Depreciation is computed by use of the declining balance and straight-line methods over the estimated useful lives of the assets, which are 30 years for buildings, from 2 to 5 years for equipment, and the shorter of lease terms or estimated useful lives for leasehold improvements.

INTERNAL-USE SOFTWARE

Software acquired or developed for internal use is stated at cost and classified on the balance sheet in other assets. Depreciation is computed on a straight-line basis using an estimated useful life of no more than 5 years. During fiscal year 2000, the Company adopted the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain internal costs incurred in the acquisition or development of internal-use software. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated results of operations or financial position during 2000. As of September 30, 2000 and September 25, 1999, the net carrying amount of software was $106 million and $44 million, respectively.

LONG-LIVED ASSETS

The Company reviews property, plant, and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount, including the unamortized portion of any allocated goodwill, to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets, including any allocated goodwill, exceeds its fair market value. The recoverability of enterprise level goodwill is assessed whenever the facts and circumstances suggest the asset may be impaired. The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows. For the three years ended September 30, 2000, the Company has made no material adjustments to its long-lived assets except those made in connection with the restructuring actions described in Note 4.

FOREIGN CURRENCY TRANSLATION

The Company translates the assets and liabilities of its foreign sales subsidiaries at year-end exchange rates. Gains and losses from these translations are credited or charged to "accumulated translation adjustment" included in "accumulated other comprehensive income (loss)" in shareholders' equity. The Company's foreign manufacturing subsidiaries and certain other entities use the U.S. dollar as their functional currency and remeasure monetary assets and liabilities at year-end exchange rates, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these translations are included in the Company's results of operations and were not significant in 2000, 1999 or 1998.

REVENUE RECOGNITION

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Generally, these criteria are met at the time product is shipped. Provisions are made currently for estimated product returns, price protection, rebates, and other sales programs.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company will adopt SAB 101 in the first quarter of fiscal year 2001. Adoption of this guidance is not expected to have a material impact on the Company's financial position or results of operations.

WARRANTY EXPENSE

The Company provides currently for the estimated cost that may be incurred under product warranties when products are shipped.

ADVERTISING COSTS

Advertising costs are charged to expense the first time the advertising takes place. Advertising expense was $281 million, $208 million, and $152 million for 2000, 1999, and 1998, respectively.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. Software development costs are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for release to customers. Generally, the Company's products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant and all software development costs have been expensed.

STOCK-BASED COMPENSATION

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method and has provided in Note 8 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

EARNINGS PER COMMON SHARE

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

STOCK SPLIT

On June 21, 2000, the Company effected a two-for-one stock split in the form of a Common Stock dividend to shareholders of record as of May 19, 2000. All per share data and numbers of Common shares have been retroactively adjusted to reflect the stock split.

COMPREHENSIVE INCOME

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency and from unrealized gains and losses on marketable securities categorized as available-for-sale. See Note 2 for additional information regarding available-for-sale securities.

SEGMENT INFORMATION

The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. Information about the Company's products, major customers, and geographic areas on a company-wide basis is also disclosed.

NOTE 2--FINANCIAL INSTRUMENTS

INVESTMENTS

The following table summarizes the Company's available-for-sale securities at amortized cost, which approximates fair value, recorded as cash and cash equivalents or short-term investments as of September 30, 2000, and September 25, 1999 (in millions):

                                              SEPTEMBER 30, 2000   SEPTEMBER 25, 1999
                                                AMORTIZED COST       AMORTIZED COST
                                              ------------------   ------------------
U.S. Treasury securities....................        $   --               $    3
U.S. corporate securities...................           921                  517
Foreign securities..........................           222                  636
                                                    ------               ------
  Total included in cash and cash
    equivalents.............................         1,143                1,156

U.S. Treasury securities....................           293                  298
U.S. corporate securities...................         2,059                  780
Foreign securities..........................           484                  822
                                                    ------               ------
  Total included in short-term
    investments.............................         2,836                1,900
                                                    ------               ------
  Total.....................................        $3,979               $3,056
                                                    ======               ======

As of September 30, 2000 and September 25, 1999, substantially all of the Company's investments had maturities less than twelve months. The Company's U.S. corporate securities include U.S. Government Agency notes, certificates of deposit, commercial paper and corporate debt securities. Foreign securities include foreign commercial paper, loan participations, time deposits and certificates of deposit with foreign institutions, most of which are denominated in U.S. dollars. The Company's cash equivalents and short-term investments are generally held until maturity. Gross unrealized gains and losses were negligible as of September 30, 2000 and September 25, 1999. The Company's cash and cash equivalent balances as of September 30, 2000 and September 25, 1999 include
$7 million and $4 million, respectively, pledged primarily as collateral against outstanding derivative positions.

TRADE RECEIVABLES

The Company distributes its products principally through third-party computer resellers and directly to certain education and consumer customers. The Company generally does not require collateral from its customers. However, when possible the Company does attempt to limit credit risk on trade receivables through the use of flooring arrangements for selected customers with third-party financing companies and credit insurance for certain customers in Latin America and Asia. However, considerable trade receivables which are not covered by collateral or credit insurance are outstanding with the Company's distribution and retail channel partners.

INTEREST RATE DERIVATIVES AND FOREIGN CURRENCY INSTRUMENTS

The following table shows the notional principal, net fair value, and credit risk amounts of the Company's interest rate derivative and foreign currency instruments as of September 30, 2000 and September 25, 1999 (in millions).

                                                          SEPTEMBER 30, 2000                    SEPTEMBER 25, 1999
                                                  -----------------------------------   ----------------------------------
                                                  NOTIONAL      FAIR      CREDIT RISK   NOTIONAL      FAIR     CREDIT RISK
                                                  PRINCIPAL     VALUE       AMOUNTS     PRINCIPAL    VALUE       AMOUNTS
                                                  ---------   ---------   -----------   ---------   --------   -----------
Transactions qualifying as accounting hedges:
  Interest rate instruments:
    Swaps.......................................   $  800     $     (1)    $       4     $  790       $ (5)     $      --
  Foreign exchange instruments:
    Spot/Forward contracts, net.................   $  826     $     10     $      10     $  730       $ (8)     $       4
    Purchased options, net......................   $  615     $     21     $      --     $1,305       $  4      $      --
Transactions other than accounting hedges:
  Foreign exchange instruments:
    Spot/Forward contracts, net.................   $  275     $     --     $      --     $  185       $ (1)     $      --
    Purchased options, net......................   $1,051     $      4     $       4     $  645       $  8      $       8
    Sold options, net...........................   $1,201     $     (5)    $      --     $  585       $(17)     $      --

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

The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 30, 2000 and September 25, 1999. In certain instances where judgment is required in estimating fair value, price quotes were obtained from several of the Company's counterparty financial institutions. Although the table above reflects the notional principal, fair value, and credit risk amounts of the Company's interest rate and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the interest rate and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The interest rate swaps, which qualify as accounting hedges, generally require the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively convert the Company's fixed-rate 10 year debt to floating-rate debt and convert the floating rate investments to fixed rate. The maturity date of the asset swaps is September 2001 and the debt swaps mature in February of 2004. As of September 30, 2000 and September 25, 1999, interest rate debt swaps had a weighted-average receive rate of 7.21% and 6.04%, respectively. The weighted-average pay rate on the debt swaps was 6.68% and 5.45% as of September 30, 2000, and September 25, 1999, respectively. As of September 30, 2000 and September 25, 1999, interest rate asset swaps had a weighted-average receive rate of 5.50% and 5.53% respectively; and a weighted-average pay rate of 6.66% and 5.24%, respectively. The unrealized gains and losses on these swaps are deferred and recognized in income as a component of interest and other income (expense), net in the same period as the hedged transaction. Deferred losses on such contracts totaled approximately $1 million as of September 30, 2000 and $5 million as of September 25, 1999.

The foreign exchange forward contracts not accounted for as hedges are carried at fair value in other current liabilities with the gains and losses recorded currently in income as a component of interest and other income (expense), net. The foreign exchange forward contracts that are designated and effective as hedges are also carried at fair value in other current assets and liabilities with gains and losses recorded currently in income as a component of interest and other income (expense), net, against the losses and gains on the hedged transactions. As of September 30, 2000, maturity dates for foreign exchange forward contracts held by the Company ranged from one to five months.

If the option contract is designated and effective as a hedge of a firmly committed transaction, or a probable but not firmly committed transaction, then any gain or loss is deferred until the occurrence of the hedged transaction. Deferred gains and losses on such contracts were not significant as of September 30, 2000, and September 25, 1999. If the option contract is used to hedge an asset or liability, then the option is carried at fair value in other current liabilities with the gains and losses recorded currently in income as a component of interest and other income (expense), net, against the losses and gains on the hedged transaction. As of September 30, 2000, maturity dates for purchased foreign exchange option contracts and sold option contracts ranged from one to five months.

The counterparties to the agreements relating to the Company's investments and foreign exchange and interest rate instruments consist of a number of major international financial institutions. To date, no such counterparty has failed to meet its financial obligations to the Company. The Company does not believe there is significant risk of nonperformance by these counterparties because the Company continually monitors its positions and the credit ratings of such counterparties, and limits the financial exposure and the number of agreements and contracts it enters into with any one party. The Company generally does not require collateral from counterparties, except for margin agreements associated with the ten-year interest rate swaps on the Company's ten-year unsecured notes. To mitigate the credit risk associated with these ten-year swap transactions, which mature in 2004, the Company entered into margining agreements with its third-party bank counterparties. These agreements require the Company or the counterparty to post margin only if certain credit risk thresholds are exceeded. The amounts held in margin accounts were not significant as of September 30, 2000.

LONG-TERM DEBT

UNSECURED NOTES

During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004. As of September 30, 2000 and September 25, 1999, the carrying amount of these notes was $300 million, while the fair value was $279 million and $280 million, respectively. The fair value of the notes is based on their listed market values as of September 30, 2000 and September 25, 1999.

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

NON-CURRENT DEBT AND EQUITY INVESTMENTS AND RELATED GAINS

The Company holds significant investments in ARM Holdings plc (ARM), Samsung Electronics Co., Ltd (Samsung), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. The combined fair value of these investments was $786 million and $339 million as of September 30, 2000, and September 25, 1999, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

ARM HOLDINGS

ARM is a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology. As of September 25, 1999, the Company held approximately 80 million shares of ARM stock with a fair value of $226 million. Share data for ARM presented in this Form 10-K has been adjusted to reflect ARM's four-for-one stock split in April of 1999 and its five-for-one stock split in April of 2000. During 2000, the Company sold a total of approximately 45.2 million shares of ARM stock for net proceeds of approximately $372 million, recorded a gain before taxes of approximately $367 million, and recognized related income tax of approximately $94 million. As of September 30, 2000, the Company holds 34.8 million shares of ARM stock valued at $383 million.

During 1999, the Company sold a total of approximately 163 million shares of ARM stock for net proceeds of approximately $245 million, recorded a gain before taxes of approximately $230 million, and recognized related income tax of approximately $25 million. As of September 25, 1999, the Company held
80 million shares of ARM stock valued at $226 million.

As of September 26, 1997, the Company owned 42.3% of the outstanding stock of ARM. The Company had accounted for this investment using the equity method through September 25, 1998. On April 17, 1998, ARM completed an initial public offering of its stock on the London Stock Exchange and the NASDAQ National Market. The Company sold 18.9% of its shares in the offering for a gain before foreign taxes of approximately $24 million. Foreign tax recognized on this gain was approximately $7 million. At the time an equity method investee sells existing or newly issued common stock to unrelated parties in excess of its book value, the equity method requires the net book value of the investment be adjusted to reflect the investor's share of the change in the investee's shareholders' equity resulting from the sale. It is the Company's policy to record an adjustment reflecting its share of the change in the investee's shareholders' equity resulting from such a sale as a gain or loss in other income. Consequently, the Company also recognized in the third quarter of 1998 other income of approximately
$16 million to reflect its remaining 25.9% ownership interest in the increased net book value of ARM following its initial public offering. As of September 25, 1998, the carrying value of the Company's investment in ARM carried in other assets in the consolidated balance sheet was approximately
$22 million. On October 14, 1998, the Company sold 58 million shares (split adjusted) of ARM stock. As a result of this sale, the Company's ownership interest in ARM fell to 19.7%. Consequently, beginning in the first quarter of fiscal 1999, the Company ceased accounting for its remaining investment in ARM using the equity method and categorized its remaining shares as available-for-sale.

EARTHLINK

In January 2000, the Company invested $200 million in EarthLink, an Internet service provider (ISP). The investment is in EarthLink's Series C Convertible Preferred Stock, which is convertible by the Company after January 4, 2001, into approximately 7.1 million shares of EarthLink common stock. Concurrent with this investment, EarthLink and the Company entered into a multi-year agreement to deliver ISP service to Macintosh users in the United States. Under the terms of the agreement, the Company profits from each new Mac customer that subscribes to EarthLink's ISP service for a specified period of time, and EarthLink is the default ISP in Apple's Internet Setup Software included with all Macintosh computers sold in the United States. The fair value of the Company's investment in EarthLink is approximately $64 million as of September 30, 2000.

SAMSUNG

During the fourth quarter of 1999, the Company invested $100 million in Samsung to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment, in the form of three year unsecured bonds, is convertible into approximately 550,000 shares of Samsung common stock beginning in July 2000. The bonds carry an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity. The fair value of the Company's investment in Samsung is approximately $123 million as of September 30, 2000.

AKAMAI

In June 1999, the Company invested $12.5 million in Akamai, a global Internet content delivery service. The investment was in the form of convertible preferred stock that converted into 4.1 million shares of Akamai common stock (adjusted for subsequent stock splits) at the time of Akamai's initial public offering in October 1999. Beginning in the first quarter of 2000, the Company categorized its shares in Akamai as available-for-sale. The fair value of the Company's investment in Akamai is approximately $216 million as of September 30, 2000.

NOTE 3--CONSOLIDATED FINANCIAL STATEMENT DETAILS (IN MILLIONS)

INVENTORIES

                                                                2000       1999
                                                              --------   --------
Purchased parts.............................................    $ 1        $ 4
Work in process.............................................      2          3
Finished goods..............................................     30         13
                                                                ---        ---
Total inventories...........................................    $33        $20
                                                                ===        ===

PROPERTY, PLANT, AND EQUIPMENT

                                                                2000       1999
                                                              --------   --------
Land and buildings..........................................   $ 324      $ 323
Machinery and equipment.....................................     185        220
Office furniture and equipment..............................      60         61
Leasehold improvements......................................     131        125
                                                               -----      -----
                                                                 700        729
Accumulated depreciation and amortization...................    (387)      (411)
                                                               -----      -----
Net property, plant, and equipment..........................   $ 313      $ 318
                                                               =====      =====

ACCRUED EXPENSES

                                                                2000       1999
                                                              --------   --------
Accrued compensation and employee benefits..................    $176       $ 84
Accrued marketing and distribution..........................     149        170
Accrued warranty and related costs..........................     108        105
Other current liabilities...................................     343        378
                                                                ----       ----
Total accrued expenses......................................    $776       $737
                                                                ====       ====

INTEREST AND OTHER INCOME, NET

                                                            2000       1999       1998
                                                          --------   --------   --------
Interest income.........................................    $210       $144       $100
Interest expense........................................     (21)       (47)       (62)
Foreign currency gain (loss)............................       1         (4)        (2)
Net premiums and discounts on foreign exchange
  instruments...........................................       7         (4)        (1)
Other income (expense), net.............................       6         (2)        (7)
                                                            ----       ----       ----
                                                            $203       $ 87       $ 28
                                                            ====       ====       ====

NOTE 4--SPECIAL CHARGES

RESTRUCTURING OF OPERATIONS

1996 AND 1997 RESTRUCTURING ACTIONS

In the second quarter of 1996, the Company announced and began to implement a restructuring plan designed to reduce costs and return the Company to profitability. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a charge during 1996 of $179 million. During 1997, the Company announced and began to implement supplemental restructuring actions to meet the foregoing objectives of the plan. The Company recognized a $217 million charge during 1997 for the estimated incremental costs of those actions. All material restructuring actions contemplated under the plan were essentially complete at the end of 1998. The combined 1996 and 1997 restructuring actions consisted of terminating approximately 4,200 full-time employees; canceling or vacating certain facility leases as a result of those employee terminations; writing down certain land, buildings, and equipment to be sold as a result of downsizing operations and outsourcing various operational functions; and canceling contracts for projects and technologies that were not critical to the Company's core business strategy. The restructuring actions under the plan resulted in cash expenditures of $297 million and noncash asset write-downs of $95 million from the second quarter of 1996 through September 30, 2000. Of the combined 1996 and 1997 restructuring charges of $396 million, approximately $3 million was determined to be excess during the fourth quarter of 1999 and was reversed. The Company expects the remaining accrual for payments on canceled facility leases will result in cash expenditures of approximately $1 million in 2001.

The following table depicts the restructuring activity through September 30, 2000, associated with the 1996 and 1997 restructuring actions described above (in millions):

                                  PAYMENTS TO
                                   EMPLOYEES         PAYMENTS ON       WRITE-DOWN OF      PAYMENTS ON
                                 INVOLUNTARILY    CANCELED FACILITY   OPERATING ASSETS     CANCELED
                                 TERMINATED (A)      LEASES (A)        TO BE SOLD (B)    CONTRACTS (A)    TOTAL
                                 --------------   -----------------   ----------------   -------------   --------
Balances as of September 26,
  1997.........................        $ 76             $ 25                $ 39              $ 40        $ 180

Adjustments during 1998........           6                4                   3               (13)          --
Spending during 1998...........         (72)             (15)                (42)              (20)        (149)
                                       ----             ----                ----              ----        -----
Balances as of September 25,
  1998.........................          10               14                  --                 7           31

Adjustments during 1999........          (2)              (2)                 --                 1           (3)
Spending during 1999...........          (8)              (8)                 --                (7)         (23)
                                       ----             ----                ----              ----        -----
Balances as of September 25,
  1999.........................          --                4                  --                 1            5

Adjustments during 2000........          --               --                  --                --           --
Spending during 2000...........          --               (3)                 --                (1)          (4)
                                       ----             ----                ----              ----        -----
Balances as of September 30,
  2000.........................        $ --             $  1                $ --              $ --        $   1
                                       ====             ====                ====              ====        =====

------------------------

(a): Cash

(b): Noncash

1999 RESTRUCTURING ACTIONS

During the fourth quarter of 1999, the Company initiated restructuring actions resulting in a charge to operations of $21 million. The net restructuring charge of $18 million recognized during the fourth quarter of 1999 reflects $3 million of excess reserves related to prior restructuring actions. The $21 million cost of these actions was comprised of $11 million for contract cancellation charges associated with the closure of the Company's outsourced data center, substantially all of which had been spent by the end of the third quarter of 2000, and $10 million for contract cancellation charges related to supply and development agreements previously discontinued, substantially all of which had been utilized by the end of the first quarter of fiscal 2000.

During the second quarter of 1999, the Company took certain actions to improve the flexibility and efficiency of its manufacturing operations by moving final assembly of certain of its products to third-party manufacturers. These restructuring actions resulted in the Company recognizing a charge to operations of approximately $9 million during the second quarter of 1999. The charge was comprised of $6 million for severance benefits to be paid to employees involuntarily terminated, $2 million for the write-down of operating assets to be disposed of, and $1 million for payments on canceled contracts. These actions resulted in the termination of approximately 580 employees and were substantially completed as of September 25, 1999.

2000 RESTRUCTURING ACTIONS

During the first quarter of 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for severance payments to approximately 95 employees associated with consolidation of various domestic and international sales and marketing functions. Of the $5 million accrued for severance, $2.5 million had been spent by September 30, 2000, and the remainder is expected to be spent over the following two quarters. Of the $3 million accrued for the write-off of various assets, substantially all was utilized by the end of the second quarter of 2000.

EXECUTIVE BONUS

During the first quarter of 2000, the Company's Board of Directors approved a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the company of approximately $90 million, the majority of which is not tax deductible. Approximately half of the total charge is the cost of the aircraft. The other half represents all other costs and taxes associated with the bonus. This executive bonus has been presented outside selling, general, and administrative expenses as a special charge.

TECHNOLOGY ACQUISITION

In May 1998, the Company acquired certain technology that was under development and had no alternative future use. The acquisition resulted in the recognition of $7 million of purchased in-process research and development, which was charged to operations upon acquisition.

NOTE 5--INCOME TAXES

    The provision for income taxes consisted of the following (in millions):

                                                              2000       1999       1998
                                                            --------   --------   --------
Federal:
  Current.................................................    $  9       $ 4        $--
  Deferred................................................     239        30         --
                                                              ----       ---        ---
                                                               248        34         --
                                                              ----       ---        ---
State:
  Current.................................................      --        --         --
  Deferred................................................      23        11         --
                                                              ----       ---        ---
                                                                23        11         --
                                                              ----       ---        ---
Foreign:
  Current.................................................      37        33         11
  Deferred................................................      (2)       (3)         9
                                                              ----       ---        ---
                                                                35        30         20
                                                              ----       ---        ---
Provision for income taxes................................    $306       $75        $20
                                                              ====       ===        ===

The foreign provision for income taxes is based on foreign pretax earnings of approximately $1,019 million, $612 million, and $315 million in 2000, 1999, and 1998, respectively. A substantial portion of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries and is generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation on repatriation to the United States. The Company's consolidated financial statements fully provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the United States. U.S. income taxes have not been provided on a cumulative total of $755 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

Deferred tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

As of September 30, 2000 and September 25, 1999, the significant components of the Company's deferred tax assets and liabilities were (in millions):

                                                                2000       1999
                                                              --------   --------
Deferred tax assets:
  Accounts receivable and inventory reserves................   $  24       $ 31
  Accrued liabilities and other reserves....................      97         77
  Basis of capital assets and investments...................      65         67
  Tax losses and credits....................................     280        438
                                                               -----       ----
  Total deferred tax assets.................................     466        613
Less valuation allowance....................................      33         60
                                                               -----       ----
Net deferred tax assets.....................................     433        553
                                                               -----       ----

Deferred tax liabilities:
  Unremitted earnings of subsidiaries.......................     480        442
  Available-for-sale securities.............................     174         84
  Other.....................................................      19         12
                                                               -----       ----
  Total deferred tax liabilities............................     673        538
                                                               -----       ----
Net deferred tax asset (liability)..........................   $(240)      $ 15
                                                               =====       ====

As of September 30, 2000, the Company had operating loss carryforwards for federal tax purposes of approximately $54 million, which expire in 2012. This does not include approximately $79 million of remaining operating loss carryforwards acquired from NeXT, which expire in 2009 - 2012, and the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company also has Federal credit carryforwards and various state and foreign tax loss and credit carryforwards, the tax effect of which is approximately $129 million and which expire between 2001 and 2015. The remaining benefits from tax losses and credits do not expire. As of September 30, 2000, a valuation allowance of $33 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates primarily to the operating loss carryforwards acquired from NeXT. The net change in the total valuation allowance in 2000 was a decrease of $27 million. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover the remaining net deferred tax assets.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2000, 1999, and 1998) to income before provision for income taxes, is as follows (in millions):

                                                           2000          1999          1998
                                                         --------      --------      --------
Computed expected tax..................................    $382          $236          $115
State taxes, net of federal effect.....................      15            12            10
Indefinitely invested earnings of foreign
  subsidiaries.........................................     (82)          (29)          (15)
Nondeductible executive compensation...................      32            --             8
Change in valuation allowance..........................     (27)         (153)          (97)
Other individually immaterial items....................     (14)            9            (1)
                                                           ----          ----          ----
Provision for income taxes.............................    $306          $ 75          $ 20
                                                           ====          ====          ====
Effective tax rate.....................................      28%           11%            6%

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

NOTE 6--SHAREHOLDERS' EQUITY

STOCK REPURCHASE PLAN

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2000, the Company repurchased a total of 2.55 million shares of its common stock at a cost of $116 million. Since inception of the plan, the Company has repurchased a total of
5.05 million shares of its common stock at a cost of $191 million.

PREFERRED STOCK

In August 1997, the Company and Microsoft Corporation (Microsoft) entered into patent cross licensing and technology agreements. In addition, Microsoft purchased 150,000 shares of Apple Series A nonvoting convertible preferred stock ("preferred stock") for $150 million. Upon any sale of the preferred stock by Microsoft, the shares will automatically be converted into shares of Apple common stock at a conversion price of $16.50 per share, and the shares can be converted at Microsoft's option at such price after August 5, 2000. Each share of preferred stock is entitled to receive, if and when declared by the Company's Board of Directors, a dividend of $30.00 per share per annum, payable in preference to any dividend on the Company's common stock. Additionally, if the dividends per share paid on the common stock are greater than the dividends per share paid on the preferred stock on an "as if converted" basis, then the Board of Directors shall declare an additional dividend such that the dividends per share paid on the preferred stock on an "as if converted" basis, shall equal the dividends per share paid on the common stock. On September 15, 2000, approximately 74,000 shares of preferred stock were converted to 9 million shares of the Company's common stock.

NOTE 7--EMPLOYEE BENEFIT PLANS

1998 EXECUTIVE OFFICER STOCK PLAN

The Company has in effect a 1998 Executive Officer Stock Plan (the 1998 Plan), which replaced the 1990 Stock Option Plan terminated in April 1998, the 1981 Stock Option Plan terminated in October 1990, and the 1987 Executive Long Term Stock Option Plan terminated in July 1995. Options granted before these plans' termination dates remain outstanding in accordance with their terms. Options may be granted under the 1998 Plan to the Chairman of the Board of Directors, executive officers of the Company at the level of Senior Vice President and above, and other key employees. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire
10 years after the grant date. The 1998 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, and stock purchase rights. A total of 38,000,000 shares have been authorized for issuance under the 1998 Plan, of which 7,181,104 shares are reserved for future issuance as of September 30, 2000.

1997 EMPLOYEE STOCK OPTION PLAN

In August 1997, the Company's Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), for grants of stock options to employees who are not officers of the Company. Options may be granted under the 1997 Plan to employees at not less than the fair market value on the date of grant. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire 10 years after the grant date. A total of 43,000,000 shares have been authorized for issuance under the 1997 Plan, of which 3,929,356 shares are reserved for future issuance as of September 30, 2000.

1997 DIRECTOR STOCK OPTION PLAN

In August 1997, the Company's Board of Directors approved a Director Stock Option Plan (DSOP), for which directors of the Company are eligible. Options granted under the DSOP vest in three equal installments, on each of the first through third anniversaries of the date of grant. A total of 800,000 shares have been authorized for issuance under the DSOP, of which 420,000 shares remain reserved for future issuance. Supplementally and separate from the DSOP, 60,000 options had been granted in total to two members of the Company's Board of Directors, of which 30,000 shares remain outstanding as of September 30, 2000.

EMPLOYEE STOCK PURCHASE PLAN

The Company has an employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of the six-month offering period. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. During 2000, 1999, and 1998, 766,000,
1.1 million and 2.2 million shares, respectively, were issued under the Purchase Plan. As of September 30, 2000, approximately 5.76 million shares were reserved for future issuance under the Purchase Plan.

EMPLOYEE SAVINGS PLAN

The Company has an employee savings plan (the Savings Plan) qualifying as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit ($10,500 for calendar year 2000). The Company matches 50% to 100% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. The Company's matching contributions to the Savings Plan were approximately $16 million, $13 million, and $14 million in 2000, 1999, and 1998, respectively.

STOCK OPTION ACTIVITY

A summary of the Company's stock option activity and related information for the years ended September 30, 2000 and September 25, 1999 and 1998, follows (option amounts are presented in thousands):

                                              YEAR ENDED                  YEAR ENDED                  YEAR ENDED
                                          SEPTEMBER 30, 2000          SEPTEMBER 25, 1999          SEPTEMBER 25, 1998
                                       -------------------------   -------------------------   -------------------------
                                        NUMBER      WEIGHTED-       NUMBER      WEIGHTED-       NUMBER      WEIGHTED-
                                          OF         AVERAGE          OF         AVERAGE          OF         AVERAGE
                                       OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE
                                       --------   --------------   --------   --------------   --------   --------------
Options outstanding--beginning of
  year...............................   36,808        $13.20        37,388        $10.24        37,298        $ 8.62
  Granted............................   45,662        $46.52        11,910        $19.44        27,758        $11.56
  Exercised..........................   (6,866)       $ 9.62        (7,348)       $ 8.36        (3,764)       $ 7.18
  Forfeited..........................   (4,846)       $28.42        (5,142)       $13.01       (23,904)       $ 9.70
                                        ------                      ------                     -------
Options outstanding--end of year.....   70,758        $34.01        36,808        $13.20        37,388        $10.24
                                        ======                      ======                     =======
Options exercisable at end of year...   23,659        $31.94         5,466        $ 9.58         2,870        $ 7.51

The options outstanding as of September 30, 2000, have been segregated into five ranges for additional disclosure as follows (option amounts are presented in thousands):

                                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                 -----------------------------------------------   ----------------------------
                                                        WEIGHTED-
                                      OPTIONS            AVERAGE        WEIGHTED        OPTIONS        WEIGHTED
                                 OUTSTANDING AS OF      REMAINING       AVERAGE    EXERCISABLE AS OF   AVERAGE
                                   SEPTEMBER 30,     CONTRACTUAL LIFE   EXERCISE     SEPTEMBER 30,     EXERCISE
                                       2000              IN YEARS        PRICE           2000           PRICE
                                 -----------------   ----------------   --------   -----------------   --------
$0.83-$15.59...................        14,957              7.28          $ 9.82          7,092          $ 9.22
$15.60-$38.19..................        12,854              8.37          $19.74          1,394          $20.27
$38.20-$47.28..................        20,783              9.28          $43.52         15,005          $43.59
$47.29-$47.44..................        14,389              9.21          $47.44            168          $47.44
$47.45-$69.78..................         7,775              9.67          $53.91             --          $   --
                                       ------                                           ------
$0.83-$69.78...................        70,758              8.72          $34.01         23,659          $31.94
                                       ======                                           ======

As of September 30, 2000, approximately 11.5 million options were reserved for future grant under the Company's stock option plans.

NOTE 8--STOCK-BASED COMPENSATION

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

Pro forma information regarding net income (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options granted and employee stock purchase plan purchases subsequent to September 29, 1995, under the fair value method of that statement. The fair values for these options and stock purchases were estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. The weighted-average fair value per share of options granted during 1998 includes the excess value of the repriced options granted during the fiscal year less the value of the related forfeited options on the date the repriced options were granted. The assumptions used for each of the last three fiscal years and the resulting estimate of weighted-average fair value per share of options granted during those years are as follows:

                                                2000        1999        1998
                                              ---------   ---------   ---------
Expected life of options....................   4 years     4 years    3.5 years
Expected life of stock purchases............  6 months    6 months    6 months
Interest rate--stock options................     6.20%       5.02%       5.54%
Interest rate--stock purchases..............     6.21%       4.89%       5.37%
Volatility--stock options...................       67%         55%         78%
Volatility--stock purchases.................       60%         59%         56%
Dividend yields.............................        --          --          --

Weighted-average fair value of options
  granted during the year...................  $  25.92    $   9.61    $   6.49

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

For purposes of pro forma disclosures, the estimated fair value of the options and shares are amortized to pro forma net income over the options' vesting period and the shares' plan period. The Company's pro forma information for each of the last three fiscal years follows (in millions, except per share amounts):

                                                           2000       1999       1998
                                                         --------   --------   --------
Net income--as reported................................   $ 786      $ 601      $ 309

Net income--pro forma..................................   $ 483      $ 528      $ 266

Net income per common share--as reported
  Basic................................................   $2.42      $2.10      $1.17
  Diluted..............................................   $2.18      $1.81      $1.05

Net income per common share--pro forma
  Basic................................................   $1.49      $1.84      $1.01
  Diluted..............................................   $1.38      $1.61      $0.93

As SFAS No. 123 is applicable only to options granted or shares issued subsequent to September 29, 1995, its pro forma effect was not fully reflected until 1999.

NOTE 9--COMMITMENTS, CONTINGENCIES, AND RELATED PARTY TRANSACTIONS

LEASE COMMITMENTS

The Company leases various facilities, equipment, and data transmission capacity under noncancelable operating lease arrangements. The major facilities leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Rent expense under all operating leases was approximately $93 million, $61 million, and $63 million in 2000, 1999, and 1998, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 30, 2000, are as follows (in millions):

FISCAL YEARS
------------
2001........................................................  $ 61
2002........................................................    55
2003........................................................    40
2004........................................................    30
2005........................................................    18
Later years.................................................    51
                                                              ----
Total minimum lease payments................................  $255
                                                              ====

CONCENTRATIONS IN THE AVAILABLE SOURCES OF SUPPLY OF MATERIALS AND PRODUCT

Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application-specific integrated circuits, or ("ASICs")) are currently obtained by the Company from single or limited sources. Some other key components, while currently available to the Company from multiple sources, are at times subject to industry wide availability and pricing pressures. In addition, the Company uses some components that are not common to the rest of the personal computer industry, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers.If the supply of a key single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Finally, significant portions of the Company's CPUs, logic boards, and assembled products are now manufactured by outsourcing partners. Although the Company works closely with its outsourcing partners on manufacturing schedules and levels, the Company's operating results could be adversely affected if its outsourcing partners were unable to meet their production obligations.

LITIGATION

The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

RELATED PARTY TRANSACTIONS

Mr. Jerome York, a member of the Board of the Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. (MICROWAREHOUSE) in January 2000. He also serves as its Chairman, President and Chief Executive Officer. MicroWarehouse is a multi-billion dollar specialty catalog and online retailer and direct marketer of computer products, including products made by the Company, through its MacWarehouse catalogue. During fiscal year 2000, MicroWarehouse accounted for 3.26% of the Company's net sales.

NOTE 10--SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

Summary information by segment follows (in millions):

                                                                2000       1999       1998
                                                              --------   --------   --------
Americas:
  Net sales.................................................   $4,298     $3,527     $3,468
  Operating income..........................................   $  614     $  493     $  345
  Depreciation and amortization.............................   $    5     $    4     $    4
  Segment assets (a)........................................   $  618     $  468     $  671

Europe:
  Net sales.................................................   $1,817     $1,317     $1,295
  Operating income..........................................   $  243     $  156     $   69
  Depreciation and amortization.............................   $    4     $    3     $    5
  Segment assets............................................   $  248     $  169     $  262

Japan:
  Net sales.................................................   $1,345     $  858     $  731
  Operating income..........................................   $  352     $  173     $   97
  Depreciation and amortization.............................   $    2     $    2     $    2
  Segment assets............................................   $  137     $   94     $  178

Other segments:
  Net sales.................................................   $  523     $  432     $  447
  Operating income..........................................   $  137     $   82     $   59
  Depreciation and amortization.............................   $    3     $    3     $    5
  Segment assets............................................   $   95     $  104     $   82

--------------------------

(a) The Americas asset figures do not include fixed assets held in the United States. Such fixed assets are not allocated specifically to the Americas segment and are included in the corporate assets figures below.

A reconciliation of the Company's segment operating income, and assets to the consolidated financial statements follows (in millions):

                                                        2000       1999       1998
                                                      --------   --------   --------
Segment operating income............................   $1,346     $  904     $  570
Corporate expenses, net.............................     (726)      (518)      (302)
In-process research and development.................       --         --         (7)
Restructuring.......................................       (8)       (27)        --
Executive bonus.....................................      (90)        --         --
                                                       ------     ------     ------
  Total operating income............................   $  522     $  359     $  261
                                                       ======     ======     ======

Segment assets......................................   $1,098     $  835     $1,193
Corporate assets....................................   $5,705      4,326      3,096
                                                       ------     ------     ------
  Total assets......................................   $6,803     $5,161     $4,289
                                                       ======     ======     ======

Segment depreciation and amortization...............   $   14     $   12     $   16
Corporate depreciation and amortization.............       70         73         95
                                                       ------     ------     ------
  Total depreciation and amortization...............   $   84     $   85     $  111
                                                       ======     ======     ======

A large portion of the Company's net sales is derived from its international operations. Also, a majority of the raw materials used in the Company's products is obtained from sources outside of the United States, and a majority of the products sold by the Company is assembled internationally in the Company's facilities in Cork, Ireland and Singapore or by third-part vendors in Taiwan, Korea, Mexico, the People's Republic of China, and the Czech Republic. As a result, the Company is subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight charges. During 2000, a single distributor, Ingram Micro Inc. accounted for approximately 11.5% of the Company's net sales. Net sales during 2000 to Ingram Micro Inc. in the Americas and Europe segments were $651 million and $255 million, respectively. Net sales to Ingram Micro Inc. in all other segments were $14 million. No other single customer accounted for more than 10% of net sales in 2000. No single customer accounted for more than 10% of net sales in 1999 or 1998.

Net sales and long-lived assets related to operations in the United States, Japan, and other foreign countries are as follows (in millions):

                                                        2000       1999       1998
                                                      --------   --------   --------
Net sales:
United States.......................................   $4,145     $3,394     $3,287
Japan...............................................    1,345        858        731
Other foreign countries.............................    2,493      1,882      1,923
                                                       ------     ------     ------
  Total net sales...................................   $7,983     $6,134     $5,941
                                                       ======     ======     ======

Long-Lived assets:
United States.......................................   $  387     $  335     $  336
Japan...............................................        5          7          5
Other foreign countries.............................       52         62         94
                                                       ------     ------     ------
  Total long-lived assets...........................   $  444     $  404     $  435
                                                       ======     ======     ======

Information regarding net sales by product is as follows (in millions):

                                                        2000       1999       1998
                                                      --------   --------   --------
Net sales:
Power Macintosh.....................................   $2,582     $2,345     $2,421
PowerBook...........................................      948        823        913
G4 Cube.............................................      165         --         --
iMac (a)............................................    2,381      1,905      1,528
iBook...............................................      809          9         --
Software, service, and other net sales..............    1,098      1,052      1,079
                                                       ------     ------     ------
  Total net sales...................................   $7,983     $6,134     $5,941
                                                       ======     ======     ======

------------------------

(a) Net sales figures for iMac in 1998 include sales of the Company's previous consumer and education oriented Macintosh products.

NOTE 11--EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income (loss) and per share amounts):

                                         SEPTEMBER 30,    SEPTEMBER 25,    SEPTEMBER 25,
FOR THE YEARS ENDED                           2000             1999             1998
-------------------                      --------------   --------------   --------------
Numerator (in millions):
  Numerator for basic earnings per
    share--net income..................     $    786         $    601         $    309
  Interest expense on convertible
    debt...............................           --               28               43
                                            --------         --------         --------
  Numerator for diluted earnings per
    share--adjusted net income.........     $    786         $    629         $    352
                                            --------         --------         --------

Denominator:
  Denominator for basic earnings per
    share--weighted-average shares
    outstanding........................      324,568          286,314          263,948

  Effect of dilutive securities:
    Convertible preferred stock........       17,914           18,182           18,182
    Dilutive options...................       17,842           11,638            8,420
    Convertible debt...................           --           32,194           45,284
                                            --------         --------         --------
  Dilutive potential common shares.....       35,756           62,014           71,886
                                            --------         --------         --------
  Denominator for diluted earnings per
    share--adjusted weighted-average
    shares and assumed conversions.....      360,324          348,328          335,834
                                            ========         ========         ========

Basic earnings per share...............     $   2.42         $   2.10         $   1.17
                                            ========         ========         ========

Diluted earnings per share.............     $   2.18         $   1.81         $   1.05
                                            ========         ========         ========

Options to purchase 2.5 million, 2.4 million and 13.4 million shares of common stock were outstanding at the end of 2000, 1999, and 1998 respectively, that were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the Company's common shares for those years and, therefore, the effect would be antidilutive.

NOTE 12--SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                           FOURTH QUARTER   THIRD QUARTER   SECOND QUARTER   FIRST QUARTER
                                           --------------   -------------   --------------   -------------
                                               (TABULAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
2000
Net sales................................      $1,870           $1,825          $1,945          $2,343
Gross margin.............................      $  467           $  543          $  549          $  607
Net income...............................      $  170           $  200          $  233          $  183
Earnings per common share:
  Basic..................................      $ 0.52           $ 0.62          $ 0.72          $ 0.57
  Diluted................................      $ 0.47           $ 0.55          $ 0.64          $ 0.51

1999
Net sales................................      $1,336           $1,558          $1,530          $1,710
Gross margin.............................      $  384           $  427          $  403          $  482
Net income...............................      $  111           $  203          $  135          $  152
Earnings per common share:
  Basic..................................      $ 0.35           $ 0.70          $ 0.49          $ 0.56
  Diluted................................      $ 0.31           $ 0.60          $ 0.42          $ 0.47

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Net income during the fourth, third, second, and first quarters of 2000 included after tax gains resulting from the sale of shares of the Company's investment in ARM of $61 million, $37 million, $74 million, and $101 million, respectively. Gains before tax on the sale of ARM shares are recognized as other income. Net income for the first quarter of 2000 included a net $8 million restructuring charge for the write-off of various operating assets and for severance payments associated with consolidation of various domestic and international sales and marketing functions and a $90 million special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft.

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

SCHEDULE II

                              APPLE COMPUTER, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)

                                                                  CHARGED TO
ALLOWANCE FOR                                         BEGINNING   COSTS AND                     ENDING
DOUBTFUL ACCOUNTS:                                     BALANCE     EXPENSES    DEDUCTIONS(A)   BALANCE
------------------                                    ---------   ----------   -------------   --------
Year Ended September 30, 2000.......................     $68          $ 5           $ 9          $64
Year Ended September 25, 1999.......................     $81          $ 2           $15          $68
Year Ended September 25, 1998.......................     $99          $11           $29          $81

------------------------

(a) Represents amounts written off against the allowance, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Listed below are the Company's directors whose terms expire at the next annual meeting of shareholders.

NAME                                  POSITION WITH THE COMPANY               AGE      DIRECTOR SINCE
----                                  -------------------------             --------   --------------
William V. Campbell.................  Director                                 60           1997
Gareth C.C. Chang...................  Director                                 57           1996
Millard S. Drexler..................  Director                                 56           1999
Lawrence J. Ellison.................  Director                                 56           1997
Arthur D. Levinson..................  Director                                 50           2000
Steven P. Jobs......................  Director and Chief Executive Officer     45           1997
Jerome B. York......................  Director                                 62           1997

WILLIAM V. CAMPBELL has been Chairman of the Board of Directors of Intuit, Inc. ("INTUIT") since August 1998. From September 1999 to January 2000, Mr. Campbell acted as Chief Executive Officer of Intuit. From April 1994 to August 1998,
Mr. Campbell was President and Chief Executive Officer and a director of Intuit. From January 1991 to December 1993, Mr. Campbell was President and Chief Executive Officer of GO Corporation. Mr. Campbell also serves on the board of directors of SanDisk Corporation.

GARETH C. C. CHANG is the Chief Executive Officer and Chairman of the Board of PingPong Technology. He is also the Executive Chairman of Click2Asia.com. Formerly, Mr. Chang served as Chairman and Chief Executive Officer of STAR TV and Executive Director of News Corporation. Prior to joining STAR TV, Mr. Chang was President of Hughes Electronics International and President of Direct TV International from 1993 to 1998. Previously, he was Corporate Vice President of McDonnell Douglas Corporation. He is currently a member of the Advisory Council of Nike Inc. and serves on the board of SRS Labs Inc.

MILLARD S. DREXLER has been Chief Executive Officer of Gap Inc. since 1995, and President since 1987. Mr. Drexler has been a member of the Board of Directors of Gap Inc. since November 1983. He also served as the President of the Gap Division from 1983 to 1987.

LAWRENCE J. ELLISON has been Chief Executive Officer and a director of Oracle Corporation ("ORACLE") since he co-founded Oracle in May 1977, and was President of Oracle until June 1996. Mr. Ellison has been Chairman of the Board of Oracle since June 1995.

STEVEN P. JOBS is one of the Company's co-founders and currently serves as its Chief Executive Officer. Mr. Jobs is also the Chairman and Chief Executive Officer of Pixar Animation Studios. In addition, Mr. Jobs co-founded NeXT Software, Inc. ("NEXT") and served as the Chairman and Chief Executive Officer of NeXT from 1985 until 1997 when NeXT was acquired by the Company. Mr. Jobs is currently a director of Gap Inc.

ARTHUR D. LEVINSON, PH.D. has been President, Chief Executive Officer and a director of Genentech Inc. ("GENENTECH") since July 1995. Dr. Levinson has been Chairman of the Board of Directors of Genentech since September 1999. He joined Genentech in 1980 and served in a number of executive positions, including Senior Vice President of R&D from 1993 to 1995.

JEROME B. YORK is Chairman and Chief Executive Officer of Micro Warehouse, Inc. Previously, he was Vice Chairman of Tracinda Corporation from September 1995 to October 1999. In May 1993, he joined International Business Machines Corporation ("IBM") as Senior Vice President and Chief Financial Officer, and he served as a director of IBM from January 1995 to August 1995. Prior to joining IBM,
Mr. York served in a number of executive positions at Chrysler Corporation, including Executive Vice President-Finance and Chief Financial Officer from
May 1990 to May 1993. He also served as a director of

Chrysler Corporation from 1992 to 1993. Mr. York is also a director, MGM Mirage, Inc., Metro-Goldwyn-Mayer, Inc. and National TechTeam, Inc.

EXECUTIVE OFFICERS

The following sets forth certain information regarding executive officers of the Company. Information pertaining to Mr. Jobs, who is both a director and an executive officer of the Company, may be found in the section entitled "DIRECTORS".

FRED D. ANDERSON, Executive Vice President and Chief Financial Officer (age 56), joined the Company in April 1996. Prior to joining the Company, Mr. Anderson was Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc. ("ADP"), a position he held from August 1992 to March 1996.

TIMOTHY D. COOK, Senior Vice President, Worldwide Operations and interim Senior Vice President, Worldwide Sales, Service & Support (age 40), joined the Company in February 1998. Prior to joining the Company, Mr. Cook held the position of Vice President, Corporate Materials for Compaq Computer Corporation ("COMPAQ"). Previous to his work at Compaq, Mr. Cook was the Chief Operating Officer of the Reseller Division at Intelligent Electronics. Mr. Cook also spent 12 years with IBM, most recently as Director of North American Fulfillment.

NANCY R. HEINEN, Senior Vice President, General Counsel and Secretary (age 44), joined the Company in September 1997. Prior to joining the Company, Ms. Heinen held the position of Vice President, General Counsel and Secretary of the Board of Directors at NeXT from February 1994 until the acquisition of NeXT by the Company in February 1997.

RONALD B. JOHNSON, Senior Vice President, New Business Development (age 42), joined the Company in January 2000. Prior to joining the Company, Mr. Johnson spent 10 years with Target Stores, most recently as Senior Merchandising Executive.

JONATHAN RUBINSTEIN, Senior Vice President, Hardware Engineering (age 44), joined the Company in February 1997. Before joining the Company, Mr. Rubinstein was Executive Vice President and Chief Operating Officer of FirePower Systems Incorporated, from May 1993 to August 1996. Mr. Rubinstein also serves as a member of the Board of Directors of Immersion Corporation.

AVADIS TEVANIAN, JR., PH.D., Senior Vice President, Software Engineering (age
39), joined the Company in February 1997 upon the Company's acquisition of NeXT. With NeXT, Dr. Tevanian held several positions, including Vice President, Engineering, from April 1995 to February 1997. Prior to April 1995,
Dr. Tevanian worked as an engineer with NeXT and held several management positions.

SINA TAMADDON, Senior Vice President, Applications (age 43), joined the Company in September 1997. Mr. Tamaddon has also served with the Company in the position of Senior Vice President Worldwide Service and Support, and Vice President and General Manager, Newton Group. Before joining the Company, Mr. Tamaddon held the position of Vice President, Europe with NeXT from September 1996 through
March 1997. From August 1994 to August 1996, Mr. Tamaddon held the position of Vice President, Professional Services with NeXT.

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

Based solely upon a review of the copies of such forms furnished to the Company, the absence of a Form 3, 4 or 5 or written representations that no Forms 5 were required, the Company believes that, during fiscal year 2000, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

INFORMATION REGARDING EXECUTIVE COMPENSATION

The following table summarizes compensation information for the last three fiscal years for (i) Mr. Jobs, Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of the fiscal year (collectively, the "NAMED EXECUTIVE OFFICERS").

                           SUMMARY COMPENSATION TABLE

                                                                                    SECURITIES
                                                                                    UNDERLYING     ALL OTHER
NAME AND                                         FISCAL     SALARY      BONUS        OPTIONS*     COMPENSATION
PRINCIPAL POSITION                                YEAR       ($)         ($)           (#)            ($)
------------------                              --------   --------   ----------   ------------   ------------
                                                            ANNUAL COMPENSATION     LONG-TERM
                                                                                   COMPENSATION
Steven P. Jobs................................    2000           1    90,000,000(1)  20,000,000          --
Chief Executive Officer                           1999           1            --            --           --
                                                  1998           1            --            --           --

Fred D. Anderson..............................    2000     660,414            --            --        6,750(2)
Executive Vice President                          1999     605,260            --       950,000       29,700(3)
and Chief Financial Officer                       1998     604,283            --       500,000(4)    60,123(5)

Ronald B. Johnson.............................    2000     328,719       500,000(6)   1,200,000     111,444(7)
Senior Vice President,                            1999          --            --            --
New Business Development                          1998          --            --            --

Mitchell Mandich..............................    2000     453,444            --            --        7,650(2)
Senior Vice President,                            1999     402,941            --       775,752        7,200(2)
Worldwide Sales(8)                                1998     402,253            --       916,668(4)     8,118(2)

Jonathan Rubinstein...........................    2000     451,949            --            --        6,577(2)
Senior Vice President,                            1999     402,200            --       458,334        5,888(9)
Hardware Engineering                              1998     402,095            --       600,000(4)     4,804(2)

--------------------------

*   Adjusted to reflect the Company's two-for-one stock split in June 2000

(1) In December 1999, Mr. Jobs was given a special executive bonus for serving as the Company's interim Chief Executive Officer for the past 2 1/2 years without compensation, in the form of an aircraft with a total cost to the Company of approximately $90,000,000. In January 2000, Mr. Jobs accepted the position of Chief Executive Officer of the Company.

(2) Consists of matching contributions made by the Company in accordance with the terms of the 401(k) plan.

(3) Consists of $22,500 in relocation assistance and $7,200 in matching contributions made by the Company in accordance with the terms of the 401(k) plan.

(4) Includes the replacement of 500,000, 448,500 and 600,000 options that were previously granted to Messrs. Anderson, Mandich and Rubinstein, respectively, and canceled in fiscal 1998 pursuant to the December 1997 stock option exchange program.

(5) Includes $55,000 in relocation assistance and $5,123 in matching contributions made by the Company in accordance with the terms of the 401(k) plan.

(6) In connection with his employment, Mr. Johnson received a one-time hiring bonus in the amount of $500,000.

(7) Consists of $111,444 in relocation assistance.

(8) Mr. Mandich resigned from his position of Senior Vice President, Worldwide Sales on October 9, 2000.

(9) Includes $3,465 from the disqualifying disposition of shares of Company stock acquired through the Company's Employee Stock Purchase Plan and $2,423 in matching contributions made by the Company in accordance with the terms of the 401(k) plan.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information about option grants to the Named Executive Officers during fiscal year 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS
                        -------------------------------------------------------------   POTENTIAL REALIZABLE VALUE AT
                         NUMBER OF                                                      ASSUMED ANNUAL RATES OF STOCK
                        SECURITIES    PERCENT OF TOTAL                                  PRICE APPRECIATION FOR OPTION
                        UNDERLYING    OPTIONS GRANTED       EXERCISE                               TERM(3)
                          OPTIONS     TO EMPLOYEES IN        OR BASE       EXPIRATION   -----------------------------
NAME                    GRANTED (#)    FISCAL YEAR(1)    PRICE ($/SH)(2)      DATE         5% ($)         10% ($)
----                    -----------   ----------------   ---------------   ----------   ------------   --------------
Steven P. Jobs........  20,000,000          43.80%           $43.5938        1/12/10    $548,317,503   $1,389,544,207
Fred D. Anderson......          --             --                  --             --              --               --
Ronald B. Johnson.....   1,200,000           2.63%           $47.4375       12/14/09    $ 35,799,827   $   90,723,790
Mitchell Mandich(4)...          --             --                  --             --              --               --
Jonathan Rubinstein...          --             --                  --             --              --               --

------------------------

(1) Based on an aggregate of 45,662,484 options granted to all employees during fiscal year 2000. Options granted in fiscal year 2000, including those granted to Mr. Johnson, typically vest in four equal annual installments commencing on the first anniversary of the date of grant. Of the options granted to Mr. Jobs, 10 million options were immediately vested and exercisable on the date of grant; 5 million vested in July 2000; and the remaining 5 million will vest in July 2001.

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

(4) Mr. Mandich resigned from his position of Senior Vice President, Worldwide Sales on October 9, 2000.

OPTIONS EXERCISED AND YEAR-END OPTION HOLDINGS

The following table provides information about stock option exercises by the Named Executive Officers during fiscal year 2000 and stock options held by each of them at fiscal year-end.

              AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                             SHARES                     OPTIONS AT FISCAL YEAR-END      MONEY OPTIONS AT FISCAL
                           ACQUIRED ON      VALUE                  (#)                      YEAR-END ($)(2)
                            EXERCISE      REALIZED     ----------------------------   ----------------------------
NAME                           (#)         ($)(1)      EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
----                       -----------   -----------   ------------   -------------   ------------   -------------
Steven P. Jobs..........          --              --    15,060,000(3)    5,000,000     $  855,000     $         0
Fred D. Anderson........     458,332     $16,821,525       333,332       1,200,000     $6,374,975     $12,742,188
Ronald B. Johnson.......          --              --            --       1,200,000             --     $         0
Mitchell Mandich(4).....     395,960     $20,987,967        63,432       1,200,000     $1,287,484     $14,622,596
Jonathan Rubinstein.....     233,334     $ 9,575,949       200,000       1,200,000     $3,803,125     $13,265,625

------------------------

(1) Market value of underlying securities (based on the fair market value of Common Stock on the Nasdaq National Market) at the time of exercise, minus the exercise price.

(2) Market value of securities underlying in-the-money options at the end of fiscal year 2000 (based on $25.75 per share, the closing price of Common Stock on the Nasdaq National Market on September 29, 2000), minus the exercise price.

(3) Includes 60,000 options granted to Mr. Jobs in his capacity as a director pursuant to the 1997 Director Stock Option Plan.

(4) Mr. Mandich resigned from his position of Senior Vice President, Worldwide Sales on October 9, 2000.

DIRECTOR COMPENSATION

In 1997, the Company ended its practice of paying cash retainers and fees to directors, and approved the Apple Computer, Inc. 1997 Director Stock Option Plan (the "DIRECTOR PLAN"). The Director Plan was approved by the shareholders in April 1998 and 800,000 shares have been reserved for issuance under the Director Plan. Pursuant to the Director Plan, the Company's non-employee directors are granted an option to acquire 30,000 shares of Common Stock upon their initial election to the Board ("INITIAL OPTIONS"). On the fourth anniversary of a non-employee director's initial election to the Board and on each subsequent anniversary, the director will be entitled to receive an option to acquire 10,000 shares of Common Stock ("ANNUAL OPTIONS"). Initial Options vest and become exercisable in equal annual installments on each of the first through third anniversaries of the date of grant. Annual Options are fully vested and immediately exercisable on their date of grant. As of the end of the fiscal year, there were options for 360,000 shares outstanding under the Director Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Until April 2000, the members of the Compensation Committee were Messrs. Edgar
S. Woolard and Gareth C.C. Chang. Mr. Woolard retired from the Board of Directors in April 2000 and the Company ceased to have an active Compensation Committee. Since that time, the entire Board of Directors has acted with respect to matters previously considered by the Compensation Committee. Neither
Messrs. Woolard or Chang were employees of the Company. No person who was an employee of the Company in fiscal year 2000 served on the Compensation Committee in fiscal year 2000. During fiscal year 2000, no executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 31, 2000 (the "TABLE DATE") with respect to the beneficial ownership of the Company's Common Stock by (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Named Executive Officer listed in the Summary Compensation Table under the heading "EXECUTIVE COMPENSATION" and (iv) all directors and executive officers as a group. On the Table Date, 335,766,444 shares of Common Stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

        SECURITY OWNERSHIP OF DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS

                                   SHARES OF COMMON STOCK          PERCENT OF
NAME OF BENEFICIAL OWNER           BENEFICIALLY OWNED(1)    COMMON STOCK OUTSTANDING
------------------------           ----------------------   ------------------------
AIM Management Group.............        20,363,000(2)                6.06%
Steven P. Jobs...................        15,060,002(3)                4.48%
Fred D. Anderson.................           461,004(4)                   *
William V. Campbell..............            60,502(5)                   *
Gareth C. C. Chang...............            64,000(5)                   *
Millard S. Drexler...............            40,000(6)                   *
Lawrence J. Ellison..............            60,000(5)                   *
Ronald B. Johnson................                 0                      *
Arthur D. Levinson...............           101,600(7)                   *
Mitchell Mandich.................           275,556(8)                   *
Jonathan Rubinstein..............           355,183(9)                   *
Jerome B. York...................            80,000(5)                   *
All executive officers and
  directors as a group (15
  persons).......................        17,699,109                   5.27%

------------------------

(1) Represents shares of Common Stock held and/or options held by such individuals that were exercisable at the Table Date or within 60 days thereafter.

(2) Based on a Form 13F dated September 30, 2000, filed by AIM Management Group, Inc., 11 Greenway Plaza, Suite 100, Houston, TX 77046. The Form 13F filing for AIM Management Group, an institutional investment advisor, also includes AIM Advisors, Inc., AIM Capital Management, Inc. and AIM Funds Management, Inc. Collectively, they are the beneficial owners of 20,363,000 shares or 6.06% of the Common Stock.

(3) Includes 15,060,000 shares of Common Stock which Mr. Jobs has the right to acquire by exercise of stock options.

(4) Includes 458,332 shares of Common Stock which Mr. Anderson has the right to acquire by exercise of stock options.

(5) Includes 60,000 shares of Common Stock which Messrs. Campbell, Chang, Ellison and York each have the right to acquire by exercise of stock options.

(6) Includes 20,000 shares of Common Stock which Mr. Drexler has the right to acquire by exercise of stock options.

(7) Includes 1,400 shares which Mr. Levinson holds indirectly.

(8) Includes 275,556 shares of Common Stock which Mr. Mandich has the right to acquire by exercise of stock options.

(9) Includes 350,000 shares of Common Stock which Mr. Rubinstein has the right to acquire by exercise of stock options.

* Represents less than 1% of the issued and outstanding shares of Common Stock on the Table Date.

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

CHANGE IN CONTROL ARRANGEMENTS--STOCK OPTIONS

In the event of a "change in control" of the Company, all outstanding options under the Company's stock option plans, except the Director Plan, will, unless otherwise determined by the plan administrator, become exercisable in full, and will be cashed out at an amount equal to the difference between the applicable "change in control price" and the exercise price. The Director Plan provides that upon a "change in control" of the Company, all unvested options held by non-employee directors will automatically become fully vested and exercisable and will be cashed out at an amount equal to the difference between the applicable "change in control price" and the exercise price of the options. A "change in control" under these plans is generally defined as (i) the acquisition by any person of 50% or more of the combined voting power of the Company's outstanding securities or (ii) the occurrence of a transaction requiring shareholder approval and involving the sale of all or substantially all of the assets of the Company or the merger of the Company with or into another corporation.

In addition, options granted to Fred D. Anderson, Timothy D. Cook, Nancy R. Heinen, Mitchell Mandich, Sina Tamaddon, Jonathan Rubinstein and Avadis Tevanian provide that in the event there is a "change in control", as defined in the Company's stock option plans, and if in connection with or following such "change in control", their employment is terminated without "Cause" or if they should resign for "Good Reason", those options outstanding that are not yet vested and exercisable as of the date of such "change in control" shall become fully vested and exercisable. Generally, "Cause" is defined to include a felony conviction, willful disclosure of confidential information or willful and continued failure to perform his or her employment duties. "Good Reason" includes resignation of employment as a result of a substantial diminution in position or duties, or an adverse change in title or reduction in annual base salary.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the Company's use of aircraft to transport its executive officers, the Company paid approximately $179,278 during fiscal year 2000 to Wing & A Prayer, a company wholly-owned by Lawrence J. Ellison.

In connection with a relocation assistance package, the Company loaned
Mr. Johnson (Senior Vice President, New Business Development) $1,500,000 for the purchase of his principal residence. The loan is secured by a deed of trust and is due and payable in May 2004. Under the terms of the loan, Mr. Johnson agreed that should he exercise any of his stock options prior to the due date of the loan, that he would pay the Company an amount equal to the lessor of (1) an amount equal to 50% of the total net gain realized from the exercise of the options; or (2) $375,000 multiplied by the number of years between the exercise date and the date of the loan. The largest amount of the indebtedness outstanding on this loan during fiscal year 2000 was $1,500,000.

Mr. Jerome York, a member of the Board of the Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. ("MICROWAREHOUSE") in January 2000. He also serves as its Chairman, President and Chief Executive Officer. MicroWarehouse is a multi-billion dollar specialty catalog and online retailer and direct marketer of computer products, including products made by the Company, through its MacWarehouse catalogue. During fiscal year 2000, MicroWarehouse accounted for 3.26% of the Company's net sales.

           REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

Until April 2000, the members of the Compensation Committee were Messrs. Edgar
S. Woolard and Gareth C.C. Chang. Mr. Woolard retired from the Board of Directors in April 2000 and the Company ceased to have an active Compensation Committee. As a result, the Company's executive compensation program is presently administered by the Board. The Board reviews and approves the base salaries, bonuses, stock options and other compensation of the executive officers and management-level employees of the Company and administers the Company's stock option plans. Mr. Jobs who is both a member of the Board and the Company's Chief Executive Officer, does not participate in deliberations of the Board concerning executive compensation.

The Company's executive compensation program focuses on Company performance, individual performance and increases in stockholder value over time as determinants of executive pay levels. These principles are intended to motivate executive officers to improve the financial position of the Company, to hold executives accountable for the performance of the organizations for which they are responsible, to attract key executives into the service of the Company, and to create value for the Company's shareholders. The compensation for executive officers is based on two elements: Cash compensation and equity-based compensation.

CASH COMPENSATION

The Company reviews executive compensation surveys in both the computer industry and general industry to ensure that the total cash compensation provided to executive officers and senior management remains at competitive levels so that the Company can continue to attract and retain management personnel with the talents and skills required to meet the challenges of a highly competitive industry. The compensation of executive officers is reviewed annually.

BONUSES

For fiscal year 2000, the Board established a FY00 Vice Presidents and Directors Incentive Bonus Plan (the "BONUS PLAN"), under which cash bonuses for employees at the level of director and above were determined based on specified revenue, unit shipments and profit targets for the Company. Because the Company achieved the metrics specified in the Bonus Plan, payments were made thereunder. Executive officers and members of the Board were not eligible to participate in the Bonus Plan and received no other bonuses for fiscal year 2000.

EQUITY-BASED COMPENSATION

In fiscal year 2000, the Board emphasized equity-based compensation, principally in the form of options, as the cornerstone of the Company's executive compensation program. Equity awards are typically set by the Board based on industry surveys, each officer's individual performance and achievements, market factors and the recommendations of management. In fiscal year 2000, executive officers were eligible to receive grants of stock options under the 1998 Executive Officer Stock Plan ("1998 PLAN"). In addition, executive officers were eligible to participate in the Company's Employee Stock Purchase Plan.

During fiscal year 2000, options were granted under the 1998 Plan to Messrs. Jobs, Johnson, and Tamaddon and Ms. Heinen. The options granted under the 1998 Plan were at an exercise price equal to the fair market value of the Common Stock on the date of grant and generally vest in increments over a four-year period after grant, subject to the participant's continued employment with the Company. However, the options granted to Mr. Jobs will vest in full in July 2001. All options granted under the 1998 Plan expire ten years from the date of grant, unless a shorter term is provided in the option agreement or the participant's employment with the Company terminates before the end of such ten-year period.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

In December 1999, in recognition of Mr. Jobs' outstanding performance over the previous two and a half years, the Board awarded Mr. Jobs a special executive bonus in the form of a Gulfstream V airplane. The Board anticipates delivering the plane to Mr. Jobs during fiscal 2001. In January 2000, Mr. Jobs accepted the position of Chief Executive Officer, which he had previously held on an interim basis. The Board at that time granted Mr. Jobs 20 million options under the 1998 Plan. Mr. Jobs will continue to receive a salary of $1 per year for the services he performs as the Company's Chief Executive Officer.

SECTION 162(m)

The Company intends that options granted under the Company's stock option plans be deductible by the Company under Section 162(m) of the Internal Revenue Code of 1986, as amended.

             MEMBERS OF THE BOARD OF DIRECTORS (EXCLUDING MR. JOBS)

William V. Campbell            Gareth C.C. Chang              Millard S. Drexler
Lawrence J. Ellison            Arthur D. Levinson             Jerome B. York

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

(b) Reports on Form 8-K

    The Company filed a current report on Form 8-K dated January 19, 2000, to report under Item 5 (Other Events) that the Company's Board of Directors had granted the Company's CEO, Steven P. Jobs, stock options to purchase twenty million shares (split adjusted) of the Apple common stock and to give Mr. Jobs a Gulfstream V airplane in recognition of his service to the Company during the preceding two and a half years.

(c) Exhibits

       EXHIBIT
       NUMBER            NOTES*
---------------------    ------    DESCRIPTION
2                        97/1Q     Agreement and Plan of Merger Among Apple Computer, Inc.,
                                   Blackbird Acquisition Corporation and NeXT Software, Inc.,
                                   dated as of December 20, 1996
3.1                      88-S3     Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.
3.2                      00/3Q     Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4,
                                   2000.
3.3                      00/3Q     By-Laws of the Company, as amended through April 20, 2000.
4.1                      89-8A     Common Shares Rights Agreement dated as of May 15, 1989
                                   between the Company and the First National Bank of Boston, as Rights Agent.
4.1.1                   96-S3/A    Indenture, dated as of June 1, 1996, between the Company and
                                   Marine Midland Bank, as Trustee, relating to the 6%
                                   Convertible Subordinated Notes due June 1, 2001.

------------------------

*   Explanatory notes to Item 14. appear on pages 77-78.

EXHIBIT
NUMBER                     NOTES*
-------                    ------       DESCRIPTION
4.2                        94/2Q        Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York (the
                                        "Indenture").
4.2.1                     96-S3/A       Form of the 6% Convertible Subordinated Notes due June 1,
                                        2001 included in Exhibit 4.1.1.
4.3                        94/2Q        Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as
                                        resigning trustee, and Citibank, N.A., as successor trustee.
4.3.1                     96-S3/A       Specimen Certificate of Common Stock of Apple Computer, Inc.
                                        (Incorporated by reference to Exhibit 4.5 to the Company's
                                        Registration Statement on Form S-3 (file no. 33-62310) filed with the Securities and Exchange Commission on May 6,
                                        1993.).
4.4                        94/2Q        Officers' Certificate, without exhibits, pursuant to Section
                                        301 of the Indenture, establishing the terms of the
                                        Company's 6 1/2% Notes due 2004.
4.5                        94/2Q        Form of the Company's 6 1/2% Notes due 2004.
4.8                       96-S3/A       Registration Rights Agreement, dated June 7, 1996 among the
                                        Company and Goldman, Sachs & Co. and Morgan Stanley & Co.
                                        Incorporated.
4.9                         97K         Certificate of Determination of Preferences of Series A
                                        Non-Voting Convertible Preferred Stock of Apple Computer
                                        Inc.
4.10                        97K         Registration Rights Agreement, dated as of August 11, 1997, between Apple Computer, Inc. and Microsoft Corporation.
10.A.1                    93/3Q**       1981 Stock Option Plan, as amended.
10.A.2                     91K**        1987 Executive Long Term Stock Option Plan.
10.A.3                     91K**        Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.
10.A.3-1                   92K**        Amendment of Apple Computer, Inc. Savings and Investment
                                        Plan dated March 1, 1992.
10.A.3-2                  97/2Q**       Amendment No. 2 to the Apple Computer, Inc. Savings and
                                        Investment Plan.
10.A.5                    98/1Q**       1990 Stock Option Plan, as amended through November 5, 1997.
10.A.6                     97K**        Apple Computer, Inc. Employee Stock Purchase Plan, as
                                        amended through May 3, 2000.
10.A.7                    96/1Q**       1996 Senior / Executive Incentive Bonus Plan.
10.A.8                     91K**        Form of Indemnification Agreement between the Registrant and each officer of the Registrant.
10.A.15-1               93K-10A.15**    1993 Executive Restricted Stock Plan.

------------------------

*   Explanatory notes to Item 14. appear on pages 77-78.

**  Represents a management contract or compensatory plan or arrangement.

EXHIBIT
NUMBER                   NOTES*
-------                  ------    DESCRIPTION
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

------------------------

*   Explanatory notes to Item 14. appear on pages 77-78.

**  Represents a management contract or compensatory plan or arrangement.

       EXHIBIT
       NUMBER            NOTES*
       -------           ------    DESCRIPTION
10.A.46                  97K**     Resignation Agreement dated September 22, 1997 between
                                   Registrant and Gilbert F. Amelio.
10.A.47                  97K**     Retention Agreement dated May 1, 1997 between Registrant and
                                   Jon Rubenstein.
10.A.48                  97K**     Retention Agreement dated May 1, 1997 between Registrant and
                                   Avie Tevanian.
10.A.49                 00/3Q**    1997 Employee Stock Option Plan, as amended through June 27,
                                   2000.
10.A.50                 98/2Q**    1997 Director Stock Option Plan
10.A.51                 00/3Q**    1998 Executive Officer Stock Plan, as amended through June
                                   27, 2000.
10.B.1                  88K-10.1   Master OEM Agreement dated as of January 26, 1988 between
                                   the Company and Tokyo Electric Co. Ltd.
10.B.7                  91-8K-7    Know-how and Copyright License Agreement (Power PC
                                   Architecture) dated as of September 30, 1991 between IBM and the Registrant.
10.B.8                  91-8K-8    Participation in the Customer Design Center by the
                                   Registrant dated as of September 30, 1991 between IBM and
                                   the Registrant.
10.B.9                  91-8K-9    Agreement for Purchase of IBM Products (Original Equipment
                                   Manufacturer) dated as of September 30, 1991 between IBM and the Registrant.
10.B.11                   91K      Agreement dated October 9, 1991 between Apple Corps Limited and the Registrant.
10.B.12                   92K      Microprocessor Requirements Agreement dated January 31, 1992 between the Registrant and Motorola, Inc.
10.B.13                  96/2Q     Restructuring Agreement dated December 14, 1995, among
                                   Registrant, Taligent, Inc. and International Business
                                   Machines Corporation.
10.B.14                  96/2Q     Stock Purchase Agreement dated April 4, 1996 between
                                   Registrant and SCI Systems, Inc.
10.B.16                  96/3Q     Fountain Manufacturing Agreement dated May 31, 1996 between
                                   Registrant and SCI Systems, Inc.
10.B.17                   97K      Preferred Stock Purchase Agreement, dated as of August 5,
                                   1997, between Apple Computer, Inc. and Microsoft
                                   Corporation.
21                                 Subsidiaries of the Company.
23.1                               Consent of KPMG LLP.
24                                 Power of Attorney.
27                                 Financial Data Schedule

------------------------

*   Explanatory notes to Item 14. appear on pages 77-78.

**  Represents a management contract or compensatory plan or arrangement

        NOTES
        -----
       88K              Incorporated by reference to Exhibit 10.22 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        September 30, 1988 (the "1988 Form 10-K").
      88-S3             Incorporated by reference to Exhibit 4.1 to the Company's
                        Registration Statement on Form S-3 (file no. 33-23317) filed
                        July 27, 1988.
    88K-10.1            Incorporated by reference to Exhibit 10.1 to the 1988 Form
                        10-K. Confidential treatment as to certain portions of these agreements has been granted.
      89-8A             Incorporated by reference to Exhibit 1 to the Company's
                        Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 26, 1989.
      90/2Q             Incorporated by reference to Exhibit 3.2 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended March
                        30, 1990.
       91K              Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1991 (the "1991 Form 10-K").
     91-8K-7            Incorporated by reference to Exhibit 7 to the October 1991
                        Form 8-K.
     91-8K-8            Incorporated by reference to Exhibit 8 to the October 1991
                        Form 8-K.
     91-8K-9            Incorporated by reference to Exhibit 9 to the October 1991
                        Form 8-K.
       92K              Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1992 (the "1992 Form 10-K").
   93K-10.A.15          Incorporated by reference to Exhibit 10.A.15 to the 1993
                        Form 10-K.
      93/3Q             Incorporated by reference to Exhibit 10.A.1 to the Company's
                        Quarterly Report on Form 10-Q for the quarter ended June 25,
                        1993.
      94/2Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1994.
      96/1Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1995
      96/2Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996.
      96/3Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996.
 96-S3/A-4.1.1,         Incorporated by reference to the exhibit 4.1, 4.2, 4.3, and
 -4.2.1, -4.3.1,        4.8, respectively, in the Company's Registration Statement
      -4.8              on Form S-3/A (file no. 333-10961) filed October 30, 1996.
       96K              Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1996 (the "1996 Form 10-K").
      97/1Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1996
      97/2Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.
      97/3Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997.
       97K              Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1997 (the "1997 Form 10-K").
      98/1Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1997.
      98/2Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1998.

        NOTES
        -----
      99/2Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999.
      99/3Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999.
       99K              Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1999 (the "1999 Form 10-K").
      00/3Q             Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000.

(d) Financial Statement Schedule

See Item 14(a)(2) of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of December 2000.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                        NAME                                      TITLE                   DATE
                        ----                                      -----                   ----
                 /s/ STEVEN P. JOBS                    Chief Executive Officer and
     -------------------------------------------         Director (Principal        December 13, 2000
                   STEVEN P. JOBS                        Executive Officer)

                                                       Executive Vice President
                /s/ FRED D. ANDERSON                     and Chief Financial
     -------------------------------------------         Officer (Principal         December 13, 2000
                  FRED D. ANDERSON                       Financial Officer)

               /s/ WILLIAM V. CAMPBELL
     -------------------------------------------       Director                     December 13, 2000
                 WILLIAM V. CAMPBELL

                /s/ GARETH C.C. CHANG
     -------------------------------------------       Director                     December 13, 2000
                  GARETH C.C. CHANG

               /s/ MILLARD S. DREXLER
     -------------------------------------------       Director                     December 13, 2000
                 MILLARD S. DREXLER

               /s/ LAWRENCE J. ELLISON
     -------------------------------------------       Director                     December 13, 2000
                 LAWRENCE J. ELLISON

               /s/ ARTHUR D. LEVINSON
     -------------------------------------------       Director                     December 13, 2000
                 ARTHUR D. LEVINSON

                 /s/ JEROME B. YORK
     -------------------------------------------       Director                     December 13, 2000
                   JEROME B. YORK