Form 10-Q
period 2000-12-30
APPLE COMPUTER INC
filed 2001-02-12
CIK 320193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

                                   (MARK ONE)

     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -                 SECURITIES EXCHANGE ACT OF 1934

     -         For the quarterly period ended December 30, 2000 OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________.

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

346,028,976 shares of Common Stock Issued and Outstanding as of January 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              APPLE COMPUTER, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                (in millions, except share and per share amounts)

                                                                                 Three Months Ended
                                                                                 ------------------
                                                                      December 30, 2000       January 1, 2000
                                                                      -----------------       ---------------
Net sales                                                                        $1,007                $2,343
Cost of sales                                                                     1,028                 1,736
                                                                              ---------             ---------
   Gross margin                                                                     (21)                  607
                                                                              ---------             ---------
Operating expenses:
   Research and development                                                         102                    90
   Selling, general, and administrative                                             297                   319
   Special charges:
        Executive bonus                                                              --                    90
        Restructuring costs                                                          --                     8
                                                                              ---------             ---------
               Total operating expenses                                             399                   507
                                                                              ---------             ---------
Operating income (loss)                                                            (420)                  100

Gains from sales of investments                                                      71                   134
Unrealized loss on convertible securities                                           (13)                   --
Interest and other income, net                                                       67                    40
                                                                              ---------             ---------
   Total interest and other income, net                                             125                   174
                                                                              ---------             ---------
Income (loss) before provision (benefit) for income taxes                          (295)                  274

Provision (benefit) for income taxes                                                (88)                   91
                                                                              ---------             ---------

Income (loss) before accounting change                                             (207)                  183

Cumulative effect of accounting change, net of income taxes of $5                    12                    --
                                                                              ---------             ---------

Net income (loss)                                                                $ (195)               $  183
                                                                              =========             =========
Earnings (loss) per common share before accounting change:
   Basic                                                                         $(0.61)               $ 0.57
   Diluted                                                                       $(0.61)               $ 0.51


Earnings (loss) per common share after accounting change:
   Basic                                                                         $(0.58)               $ 0.57
   Diluted                                                                       $(0.58)               $ 0.51


Shares used in computing earnings (loss) per share (in thousands):
   Basic                                                                        337,170               322,077
   Diluted                                                                      337,170               356,834


     See accompanying notes to condensed consolidated financial statements.

                              APPLE COMPUTER, INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in millions, except share amounts)

                                     ASSETS:

                                                                                December 30, 2000      September 30, 2000
                                                                                -----------------      ------------------
Current assets:
   Cash and cash equivalents                                                               $1,737                  $1,191
   Short-term investments                                                                   2,328                   2,836
   Accounts receivable, less allowances of $61 and $64, respectively                          441                     953
   Inventories                                                                                 21                      33
   Deferred tax assets                                                                        231                     162
   Other current assets                                                                       168                     252
                                                                                           ------                  ------
        Total current assets                                                                4,926                   5,427

Property, plant and equipment, net                                                            325                     313
Non-current debt and equity investments                                                       447                     786
Other assets                                                                                  288                     277
                                                                                           ------                  ------
        Total assets                                                                       $5,986                  $6,803
                                                                                           ======                  ======



                              LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
   Accounts payable                                                                        $  637                  $1,157
   Accrued expenses                                                                         1,000                     776
                                                                                           ------                  ------
        Total current liabilities                                                           1,637                   1,933

Long-term debt                                                                                311                     300
Deferred tax liabilities                                                                      326                     463
                                                                                           ------                  ------
        Total liabilities                                                                   2,274                   2,696
                                                                                           ------                  ------

Commitments and contingencies

Shareholders' equity:
   Series A non-voting convertible preferred stock, no par value; 150,000 shares authorized, 3,300 and 75,750 issued and outstanding,
   respectively                                                                                 3                      76
   Common stock, no par value; 900,000,000 shares authorized;
   345,307,408 and 335,676,889 shares issued and outstanding,
   respectively                                                                             1,578                   1,502
   Retained earnings                                                                        2,090                   2,285
   Accumulated other comprehensive income                                                      41                     244
                                                                                           ------                  ------
        Total shareholders' equity                                                          3,712                   4,107
                                                                                           ------                  ------
        Total liabilities and shareholders' equity                                         $5,986                  $6,803
                                                                                           ======                  ======


     See accompanying notes to condensed consolidated financial statements.

                              APPLE COMPUTER, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                  (in millions)

                                                                                             Three Months Ended
                                                                                             ------------------
                                                                                  December 30, 2000         January 1, 2000
                                                                                  -----------------         ---------------
Cash and cash equivalents, beginning of the period                                          $ 1,191                 $ 1,326
                                                                                            -------                 -------
Operating:
Net income (loss)                                                                              (195)                    183
Cumulative effect of accounting change, net of taxes                                            (12)                     --
Adjustments to reconcile net income to cash generated (used) by operating activities:
   Depreciation and amortization                                                                 24                      20
   Provision for deferred income taxes                                                          (92)                     64
   Loss on sale of property, plant, and equipment                                                --                       3
   Gains from sales of investments                                                              (71)                   (134)
   Unrealized loss on convertible securities                                                     13                      --
Changes in operating assets and liabilities:
   Accounts receivable                                                                          512                    (211)
   Inventories                                                                                   12                       5
   Other current assets                                                                         116                       4
   Other assets                                                                                 (16)                      3
   Accounts payable                                                                            (520)                    362
   Other current liabilities                                                                    216                      74
                                                                                            -------                 -------

      Cash generated by (used for) operating activities                                         (13)                    373
                                                                                            -------                 -------
Investing:
Purchase of short-term investments                                                             (634)                   (693)
Proceeds from maturities of short-term investments                                            1,142                     519
Purchase of long-term investments                                                                (1)                     --
Purchase of property, plant, and equipment                                                      (22)                    (38)
Proceeds from sales of equity investments                                                        74                     136
Other                                                                                            (3)                    (13)
                                                                                            -------                 -------
      Cash generated by (used for) investing activities                                         556                     (89)
                                                                                            -------                 -------
Financing:
Proceeds from issuance of common stock                                                            3                      17
Cash used for repurchase of common stock                                                         --                     (41)
                                                                                            -------                 -------
      Cash generated by (used for) financing activities                                           3                     (24)
                                                                                            -------                 -------
Increase  in cash and cash equivalents                                                          546                     260
                                                                                            -------                 -------
Cash and cash equivalents, end of the period                                                $ 1,737                 $ 1,586
                                                                                            =======                 =======



Supplemental cash flow disclosures:
   Cash paid for interest                                                                   $    --                 $    --
   Cash paid for income taxes, net                                                          $     9                 $     8
   Noncash transactions:
         Issuance of common stock for conversion of Series A Preferred Stock                $    73                 $    --


     See accompanying notes to condensed consolidated financial statements.

                              APPLE COMPUTER, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PREPARATION

Interim information is unaudited; however, in the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2000, included in its Annual Report on Form 10-K for the year ended September 30, 2000 (the 2000 Form 10-K). Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its first fiscal quarter. Consequently, an additional week was added to the first quarter of fiscal 2000.

DERIVATIVE FINANCIAL INSTRUMENTS

On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect-type adjustment to net income of approximately $12 million. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect-type adjustment to other comprehensive income of approximately $12 million, all of which is expected to be reclassified to earnings by the end of the third quarter of fiscal 2001. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

For derivative instruments that hedge the exposure of variability in expected future cash flows that is attributable to a particular risk and that are designated as cash flow hedges, the effective portion of the net gain or loss on the derivative instrument is reported as a component of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining net gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows on the hedged item, if any, is recognized in current earnings. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk and that are designated as fair value hedges, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on a derivative instrument that is designated as, and is effective as, an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment to the extent it is effective as a hedge. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period.

For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date.

For currency option contracts, hedge effectiveness is assessed based on changes in the option's intrinsic value. Apple defines intrinsic value as the present value of the gain or loss on the option contract calculated from the option's strike price to the forward rate associated with the option's cash settlement date. Hedge effectiveness is assessed by comparing the present value of the cumulative change in expected future cash flows on the forecasted hedged transaction attributable to the hedged risk with the cumulative change in the intrinsic value of the option. Changes in the expected future cash flows on the forecasted transaction and changes in the intrinsic value of the option hedge are both measured from the option strike price to the forward exchange rate. Changes in fair value of the option contract attributable to time value are excluded from the measurement of hedge effectiveness and are recognized in current earnings. For interest rate swap agreements qualifying as fair value hedges, the Company assumes no ineffectiveness as each interest rate swap meets the criteria for accounting under the short-cut method defined in SFAS No. 133.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company adopted SAB No. 101 in the first quarter of fiscal year 2001. Adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method. Common stock options and convertible preferred stock were not included in the computation of diluted loss per share in the first quarter of 2001 as their effect was antidilutive. On June 21, 2000, the Company effected a two-for-one stock split in the form of a Common Stock dividend to shareholders of record as of May 19, 2000. All per share data and numbers of Common shares have been retroactively adjusted to reflect the stock split.

The following table sets forth the computation of basic and diluted earnings
(loss) per share (in thousands, except net income (loss) and per share amounts):


                                                                                         FOR THE THREE MONTHS ENDED
                                                                                      -------------------------------
                                                                                       12/30/00                1/1/00
                                                                                       --------                ------
          Numerator (in millions):
            Net income (loss)                                                          $   (195)             $    183
                                                                                       --------              --------
          Denominator:
            Denominator for basic earnings (loss) per share -- weighted-
             average shares outstanding                                                 337,170               322,077
            Effect of dilutive securities:
             Convertible preferred stock                                                     --                18,182
             Dilutive options                                                                --                16,575
                                                                                       --------              --------
            Dilutive potential common shares                                                 --                34,757
                                                                                       --------              --------

            Denominator for diluted earnings (loss) per share                           337,170               356,834
                                                                                       ========              ========

          Basic earnings (loss) per share before accounting change                     $  (0.61)             $   0.57
          Cumulative effect of accounting change, net of tax                           $   0.03              $     --
                                                                                       --------              --------
          Basic earnings (loss) per share after accounting change                      $  (0.58)             $   0.57
                                                                                       ========              ========

          Diluted earnings (loss) per share before accounting change                   $  (0.61)             $   0.51
          Cumulative effect of accounting change, net of tax                           $   0.03              $     --
                                                                                       --------              --------
          Diluted earnings (loss) per share after accounting change                    $  (0.58)             $   0.51
                                                                                       ========              ========

Options to purchase approximately 14.8 million shares of common stock that were outstanding at January 1, 2000, were not included in the computation of diluted earnings per share for the first quarter of 2000 because the options' exercise price was greater than the average market price of the Company's common stock during this period and, therefore, the effect would be antidilutive. At December 30, 2000, the Company had options to purchase approximately 90.6 million shares of its common stock outstanding, all of which were excluded from the computation of diluted loss per share for the first quarter of 2001 because the effect would have been antidilutive.

NOTE 3 - CONSOLIDATED FINANCIAL STATEMENT DETAILS (IN MILLIONS)

INVENTORIES

                                                                                 12/30/00                   9/30/00
                                                                                 --------                   -------
                Purchased parts                                                       $ 2                       $ 1
                Work in process                                                         3                         2
                Finished goods                                                         16                        30
                                                                                 --------                   -------
                Total inventories                                                     $21                       $33
                                                                                 ========                   =======

PROPERTY, PLANT, AND EQUIPMENT

                                                                                 12/30/00                   9/30/00
                                                                                 --------                   -------
                Land and buildings                                                  $ 332                     $ 324
                Machinery and equipment                                               190                       185
                Office furniture and equipment                                         63                        60
                Leasehold improvements                                                129                       131
                Accumulated depreciation and amortization                            (389)                     (387)
                                                                                 --------                   -------
                Net property, plant, and equipment                                  $ 325                     $ 313
                                                                                 ========                   =======

ACCRUED EXPENSES

                                                                                 12/30/00                   9/30/00
                                                                                 --------                   -------
                Accrued compensation and employee benefits                         $  182                    $  176
                Accrued marketing and distribution                                    229                       149
                Accrued warranty and related costs                                    101                       108
                Other current liabilities                                             488                       343
                                                                                 --------                   -------
                Total accrued expenses                                             $1,000                    $  776
                                                                                 ========                   =======

INTEREST AND OTHER INCOME, NET

                                                                                         THREE MONTHS ENDED
                                                                                 ----------------------------------
                                                                                 12/30/00                    1/1/00
                                                                                 --------                   -------
                Interest income                                                      $ 64                      $ 47
                Interest expense                                                       (5)                       (5)
                Other income (expense), net                                             8                        (2)
                                                                                 --------                   -------
                Interest and other income (expense), net                             $ 67                      $ 40
                                                                                 ========                   =======

NOTE 4 - NON-CURRENT DEBT AND EQUITY INVESTMENTS AND OTHER STRATEGIC INVESTMENTS

The Company holds significant investments in ARM Holdings plc (ARM), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. If it is determined that a decline in value of any of these investments is other than temporary, then the investment's basis would be written down to fair value, and the write down would be included in earnings as a loss. All realized gains on the sale of these investments have been included in other income. The Company believes it is likely there will be significant fluctuations in the fair value of these investments in the future.

The Company has additional minority debt and equity investments of approximately $34 million in several privately held technology companies. These investments, which are reflected in the consolidated balance sheets in other assets, are inherently risky because the products of these companies may be under development and/or because the markets for the technologies or products these companies have under development are typically in the early stages of development.

ARM HOLDINGS

ARM is a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology. As of September 30, 2000, the Company held 34.8 million shares of ARM stock with a fair value of $383 million. During the first quarter of 2001, the Company sold approximately 3.8 million shares of ARM stock for net proceeds of approximately $35 million and a gain before taxes of $35 million. As of December 30, 2000, the Company holds 31 million shares of ARM stock with a fair value of $234 million.

AKAMAI

In June 1999, the Company invested $12.5 million in Akamai, a global Internet content delivery service. The investment was in the form of convertible preferred stock that converted into 4.1 million shares of Akamai common stock (adjusted for subsequent stock splits) at the time of Akamai's initial public offering in October 1999. Beginning in the first quarter of 2000, the Company categorized its shares in Akamai as available-for-sale. The fair value of the Company's investment in Akamai was approximately $216 million as of September 30, 2000. During the first quarter of 2001, the Company sold 1 million shares of Akamai stock for net proceeds of approximately $39 million and a gain before taxes of approximately $36 million. As of December 30, 2000, the Company holds approximately 3.1 million shares of Akamai stock with a fair value of approximately $66 million.

EARTHLINK

In January 2000, the Company invested $200 million in EarthLink, an Internet service provider (ISP). The investment is in EarthLink's Series C Convertible Preferred Stock, which is convertible by the Company after January 4, 2001, into approximately 7.1 million shares of EarthLink common stock. Concurrent with this investment, EarthLink and the Company entered into a multi-year agreement to deliver ISP service to Macintosh users in the United States. Under the terms of the agreement, the Company profits from each new Mac customer that subscribes to EarthLink's ISP service for a specified period of time, and EarthLink is the default ISP in Apple's Internet Setup Software included with all Macintosh computers sold in the United States. The fair value of the Company's investment in EarthLink was approximately $36 million as of December 30, 2000.

SAMSUNG

During the fourth quarter of 1999, the Company invested $100 million in Samsung Electronics Co., Ltd. (Samsung), to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment, in the form of three year unsecured bonds, is convertible into approximately 550,000 shares of Samsung common stock beginning in July 2000. The bonds carry an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity. This investment is reflected in the consolidated balance sheets as a non-current debt and equity investment.

The Company categorizes its investment in Samsung as available-for-sale requiring that it be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. With the adoption of SFAS No. 133 on October 1, 2000, the Company is required to account for the conversion option embedded in the Samsung bonds separately from the related debt. The conversion feature is carried at fair value with any changes in fair value recognized in earnings in the period in which they occur. Included in the $17 million gross SFAS No. 133 transition adjustment recorded in earnings was a $23 million favorable adjustment for the restatement to fair value as of October 1, 2000, of the derivative component of the Company's investment in Samsung. To adjust the carrying value of the derivative component of its investment in Samsung to fair value as of December 30, 2000, the Company recognized an unrealized loss of approximately $13 million during the first quarter of 2001. The Company believes it is likely there will be significant fluctuations in the fair value of the embedded conversion option of this investment in the future.

NOTE 5 - SHAREHOLDER'S EQUITY

STOCK REPURCHASE PLAN

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2000, the Company repurchased a total of 2.55 million shares of its common stock at a cost of $116 million. No shares were repurchased in the first quarter of 2001. Since inception of the plan, the Company has repurchased a total of 5.05 million shares of its common stock at a cost of $191 million.

PREFERRED STOCK

In August 1997, the Company and Microsoft Corporation (Microsoft) entered into patent cross licensing and technology agreements. In addition, Microsoft purchased 150,000 shares of Apple Series A nonvoting convertible preferred stock ("preferred stock") for $150 million. Upon any sale of the preferred stock by Microsoft, the shares will automatically be converted into shares of Apple common stock at a conversion price of $8.25 per share, and the shares can be converted at Microsoft's option at such price after August 5, 2000. On September 15, 2000, 74,250 shares of preferred stock were converted to 9 million shares of the Company's common stock. In the first quarter of 2001, an additional 72,400 shares of preferred stock were converted to 8.8 million shares of the Company's common stock.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivatives to partially offset its business exposure to currency and interest rate risk. Forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk of future cash flows on certain forecasted revenues and cost of sales. From time to time, the Company enters into interest rate swap agreements to modify the interest rate profile of certain investments and debt. The Company's accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value.

FOREIGN EXCHANGE RISK MANAGEMENT

The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risk associated with expected future cash flows, existing assets and liabilities, and certain firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments.

In accordance with SFAS No. 133, hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly. For currency forward contracts, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. For currency option contracts, hedge effectiveness is measured based on changes in the option's intrinsic value. Apple defines intrinsic value as the present value of the gain or loss on the option contract calculated from the option's strike price to the forward rate associated with the option's cash settlement date. Hedge effectiveness is assessed by comparing the present value of the cumulative change in expected future cash flows on the forecasted transaction attributable to the hedged risk with the cumulative change in the intrinsic value of the option. Changes in the expected future cash flows on the forecasted transaction and changes in the intrinsic value of the option hedge are both measured from the option strike price to the forward exchange rate. Changes in fair value of the option contract attributable to time value are excluded from the measurement of hedge effectiveness and are recognized in current earnings. The effective portions of the net gains or losses on derivative instruments are reported as components of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any residual changes in fair value of the instruments, including option time value or ineffectiveness are recognized in current earnings in interest and other income and expense.

To protect gross margins from fluctuations in foreign currency exchange rates, the Company's U.S. dollar functional subsidiaries hedge a portion of forecasted foreign currency revenues, and the Company's non-U.S. dollar functional subsidiaries selling in foreign currencies hedge a portion of forecasted inventory purchases not denominated in the subsidiaries' functional currency. Other comprehensive income associated with hedges of foreign currency sales is recognized as a component of net sales in the same period as the related sales are recognized, and other comprehensive income related to inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. Typically, the Company hedges portions of its forecasted foreign currency exposure associated with revenues and inventory purchases over a time horizon of 3 to 9 months.

The Company also enters into foreign currency forward and option contracts to offset the foreign exchange gains and losses generated by the remeasurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these derivatives are recognized in current earnings in interest and other income as offsets to the changes in the fair value of the related assets or liabilities.

The Company may enter into foreign currency forward contracts to offset the translation and economic exposure of a net investment position in a foreign subsidiary. Hedge effectiveness on forwards designated as net investment hedges is measured based on changes in the fair value of the contract attributable to changes in the spot exchange rate. The effective portion of the net gain or loss on a derivative instrument designated as a hedge of the net investment position in a foreign subsidiary is reported in the same manner as a foreign currency translation adjustment. Any residual changes in fair value of the forward contract, including changes in fair value based on the differential between the spot and forward exchange rates are recognized in current earnings in interest and other income and expense. For the quarter ended December 30, 2000, the Company recorded a net favorable adjustment of $4.0 million in the accumulated translation adjustment for derivatives designated as net investment hedges.

As discussed above, the Company enters into foreign currency option contracts as designated cash flow hedges and, sometimes, as items which provide an offset to the remeasurement of certain recorded assets and liabilities denominated in non-functional currencies. All changes in the fair value of these derivative contracts based on changes in option time value are recorded in current earnings in interest and other income and expense. Due to market movements, changes in option time value can lead to increased volatility in other income and expense. For the quarter ended December 30, 2000, the Company recorded a net loss of $7.5 million in interest and other income related to adjusting to fair value the change in time value of outstanding option contracts.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings in interest and other income. Any subsequent changes in fair value of such derivative instruments are also reflected in current earnings unless they are re-designated as hedges of other transactions. During the first quarter of 2001, the Company recorded a net gain of $5.1 million in interest and other income related to the loss of hedge designation on discontinued cash flow hedges due to changes in the Company's forecast of future net sales and cost of sales.

INTEREST RATE RISK MANAGEMENT

The Company sometimes enters into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company assumes no ineffectiveness with regard to the debt swaps as each interest rate swap meets the criteria for accounting under the short-cut method defined in SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no net gains or losses were recorded in income relative to the Company's underlying debt and interest rate swaps. The Company's asset swaps do not qualify for hedge accounting treatment and are recorded at fair value on the balance sheet with associated gains and losses recorded in interest and other income. Included in the transition adjustment for SFAS No. 133 was an unfavorable adjustment before tax of approximately $5.7 million that adjusted the asset swaps to fair value as of October 1, 2000. For the quarter ended December 30, 2000, the Company recorded a before tax gain on the asset swaps of approximately $3.8 million.

DERIVATIVE ACTIVITY IN ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 30, 2000, the Company had a net deferred gain associated with cash flow hedges of approximately $13 million net of taxes, all of which is expected to be reclassified to earnings by the end of the third quarter of fiscal 2001. The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the period from October 1, 2000 through December 30, 2000 (in millions):


Cumulative effect of adopting SFAS No. 133               $ 12
Changes in fair value of derivatives                       11
Gains reclassified from OCI                               (10)
                                                         ----
Accumulated derivative gain                              $ 13
                                                         ====

NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, changes in fair value of derivatives designated as and effective as cash flow hedges, and unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. Refer to "Note 4 - Non-Current Debt and Equity Investments and Other Strategic Investments" for additional information regarding unrealized gains and losses on available-for-sale securities and "Note 6 - Derivative Financial Instruments" regarding accounting for derivative financial instruments. The components of comprehensive income, net of tax, are as follows (in millions):


                                                                       FOR THE THREE MONTHS ENDED
                                                                    -------------------------------
                                                                    12/30/00                 1/1/00
                                                                    --------                -------
Net income (loss)                                                    $  (195)               $   183
Other comprehensive income:
   Change in unrealized gain on derivative instruments                    13                     --
   Change in accumulated translation adjustment                            3                     (1)
   Unrealized gains (losses) on investments                             (153)                 1,233
   Reclassification adjustment for investment gains
        included in net income                                           (66)                  (101)
                                                                     -------                -------

Total comprehensive income                                           $  (398)               $ 1,314
                                                                     =======                =======

NOTE 8 - SPECIAL CHARGES

RESTRUCTURING ACTIONS

During the first quarter of 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for severance payments to approximately 95 employees associated with consolidation of various domestic and international sales and marketing functions. Of the $5 million accrued for severance, $2.5 million had been spent by September 30, 2000, and an additional $1 million was spent in the first quarter of 2001. Of the $3 million accrued for the write-off of various assets, substantially all was utilized by the end of the second quarter of 2000.

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

NOTE 9 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, and Japan. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company's subsidiary, Filemaker, Inc. Each reportable operating segment provides similar products and services, and the accounting policies of the various segments are the same as those described in the 2000 Form 10-K.

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

                                                                    Three Months Ended
                                                                  ----------------------
                                                                  12/30/00        1/1/00
                                                                  --------        ------

          Americas:
             Net sales                                              $  513        $1,189
             Operating income (loss)                                $  (93)       $  166

          Europe:
             Net sales                                              $  326        $  626
             Operating income (loss)                                $  (10)       $  114

          Japan:
             Net sales                                              $   84        $  412
             Operating income (loss)                                $  (29)       $  114

          Other Segments:
             Net sales                                              $   84        $  116
             Operating income                                       $   11        $   25

A reconciliation of the Company's segment operating income to the condensed consolidated financial statements follows (in millions):

                                                                  12/30/00        1/1/00
                                                                  --------        ------
          Segment operating income (loss)                             (121)          419
          Corporate expenses, net                                     (299)         (221)
          Restructuring costs                                           --            (8)
          Executive bonus                                               --           (90)
                                                                  --------        ------
             Total operating income (loss)                           $(420)        $ 100
                                                                  ========        ======

Information regarding net sales by product is as follows (in millions):

                                                                  12/30/00        1/1/00
                                                                  --------        ------
          Power Macintosh                                           $  267        $  707
          PowerBook                                                     84           212
          G4 Cube                                                       14            --
          iMac                                                         265           795
          iBook                                                        146           351
          Software, service, and other net sales                       231           278
                                                                  --------        ------
             Total net sales                                        $1,007        $2,343
                                                                  ========        ======

NOTE 10 - CONTINGENCIES

The Company is subject to various legal proceedings and claims that are discussed in detail in the 2000 Form 10-K. The Company is also subject to certain other legal proceedings and claims which have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS SECTION AND OTHER PARTS OF THIS FORM 10-Q CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SUBSECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION" BELOW. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE 2000 FORM 10-K AND THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. ALL INFORMATION IS BASED ON THE COMPANY'S FISCAL CALENDAR.

RESULTS OF OPERATIONS

Tabular information (dollars in millions, except per share amounts):

                                     --------------------------------------   --------------------------------------
                                       FIRST         FIRST                      FIRST        FOURTH
                                      QUARTER       QUARTER         CHANGE     QUARTER       QUARTER        CHANGE
                                        2001          2000                       2001          2000
                                     --------------------------------------   --------------------------------------
Net sales                             $ 1,007       $ 2,343          (57)%     $ 1,007       $ 1,870         (46)%
   Macintosh CPU unit sales
      (in thousands)                      659         1,377          (52)%         659         1,122         (41)%
Gross margin                          $   (21)      $   607         (103)%     $   (21)      $   467        (104)%
   Percentage of net sales               (2.1)%        25.9%                      (2.1)%        25.0%
Research and development              $   102       $    90           13%      $   102       $   101           1%
   Percentage of net sales                 10%            4%                        10%            5%
Selling, general and
   administrative                     $   297       $   319           (7)%     $   297       $   282           5%
   Percentage of net sales                 29%           14%                        29%           15%
Special Charges                       $    --       $    98           NM       $    --       $    --          NM
Gains from sales of investments       $    71       $   134          (47)%     $    71       $    83         (14)%
Unrealized loss on convertible
   securities                         $   (13)      $    --           NM       $   (13)      $    --          NM
Interest and other income, net        $    67       $    40           68%      $    67       $    62           8%
Provision (benefit) for income
   taxes                              $   (88)      $    91         (197)%     $   (88)      $    59        (249)%
   Effective tax rate                      30%           33%                        30%           26%
Net income (loss) before
   accounting change                  $  (207)      $   183         (213)%     $  (207)      $   170        (222)%
Effect of accounting change, net      $    12       $    --           NM       $    12       $    --          NM
Net income (loss)                     $  (195)      $   183         (207)%     $  (195)      $   170        (215)%

Basic earnings (loss) per share
   before accounting change           $ (0.61)      $    --           NM       $ (0.61)      $    --          NM
Diluted earnings (loss) per share
   before accounting change           $ (0.61)      $    --           NM       $ (0.61)      $    --          NM
Basic earnings (loss) per share       $ (0.58)      $  0.57         (202)%     $ (0.58)      $  0.52        (212)%
Diluted earnings (loss) per share     $ (0.58)      $  0.51         (214)%     $ (0.58)      $  0.47        (223)%


NM: Not Meaningful

NET SALES

Net sales for geographic operating segments and Macintosh unit sales by geographic segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

                                            Three Months Ended   Yr-to-Yr   Three Months Ended   Sequential
                                            -------------------             -------------------
                                            12/30/00     1/1/00    Change   12/30/00    9/30/00    Change
                                            --------     ------    ------   --------    -------    ------
Americas net sales                            $  513     $1,189     (57)%     $  513     $1,099     (53)%
Europe net sales                              $  326     $  626     (48)%     $  326     $  369     (12)%
Japan net sales                               $   84     $  412     (80)%     $   84     $  281     (70)%
Asia Pacific net sales                        $   50     $   77     (35)%     $   50     $   86     (42)%


Americas Macintosh unit sales                    329        708     (54)%        329        688     (52)%
Europe Macintosh unit sales                      230        389     (41)%        230        224       3%
Japan Macintosh unit sales                        61        235     (74)%         61        156     (61)%
Asia Pacific Macintosh unit sales                 39         45     (13)%         39         54     (28)%
                                            --------     ------             --------    -------
     Total Macintosh unit sales                  659      1,377     (52)%        659      1,122     (41)%
                                            ========     ======             ========    =======
Power Macintosh unit sales                       173        355     (51)%        173        269     (36)%
PowerBook unit sales                              49         84     (42)%         49         86     (43)%
G4 Cube unit sales                                29         --      NM           29        107     (73)%
iMac unit sales                                  308        702     (56)%        308        571     (46)%
iBook unit sales                                 100        236     (58)%        100         89      12%
                                            --------     ------             --------    -------
     Total Macintosh unit sales                  659      1,377     (52)%        659      1,122     (41)%
                                            ========     ======             ========    =======

FIRST QUARTER FISCAL 2001

Net sales decreased 57% to $1.007 billion in the first quarter of 2001 compared to the same quarter in 2000 and decreased 46% from the fourth quarter of 2000. Both the year-over-year and sequential declines in net sales are attributable to several factors including continued deterioration in worldwide demand for personal computers and rebate programs and price cuts instituted by the Company during the quarter that negatively affected the Company's net sales for the quarter by approximately $138 million. In addition, the Company implemented a plan to reduce substantially the level of inventory in its distribution channels from the amounts at the end of fiscal 2000 to more normal levels by the end of the first quarter of 2001. The Company ended fiscal 2000 with substantially more inventory in its distribution channels than planned due to the lower than expected sell-through of the Company's products during the fourth quarter of that year. The Company reduced channel inventory during the first quarter by approximately 300,000 units. These factors contributed to the 52% year-over-year decline in total Macintosh unit sales that were experienced across the Company's entire product line. These factors also reduced the average revenue per Macintosh unit shipped (a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales) during the first quarter of 2001 to $1,476, a decline of approximately 12% from the same period in 2000.

OUTLOOK

For all of 2001, the Company anticipates net sales will decline as compared to 2000 to approximately $6 billion. The Company currently expects that it will be profitable, before the effect of any investment gains, during each of the last three quarters of 2001.

The foregoing statements concerning the Company's anticipated net sales for all of 2001 and profitability for the remainder of fiscal 2001 are forward-looking. The Company's actual results could differ. The Company's future operating results and financial condition are dependent upon general economic conditions, market conditions within the PC industry, and the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Some of the potential risks and uncertainties that could affect the Company's future operating results and financial condition are discussed throughout this Item 2, including the discussion under the heading "Factors That May Affect Future Results and Financial Condition."

SEGMENT OPERATING PERFORMANCE

The Company manages its business primarily on a geographic basis. The Company's reportable geographic segments include the Americas, Europe, and Japan. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. Each geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 9, "Segment Information and Geographic Data."

AMERICAS AND EUROPE

The operating results of these two segments reflect the Company's overall results. Net sales in the Americas segment during the first quarter of fiscal 2001 decreased $676 million or 57% compared to the same period in 2000. Macintosh unit sales in the Americas decreased 54% on a year-over-year basis. Net sales in the Europe segment decreased $300 million or 48% during the first quarter of 2001 as compared to the same quarter in 2000, while the segment's Macintosh unit sales decreased 41%. These two segments combined represent approximately 83% of the Company's total net sales during the first quarter of 2001 and account for approximately $103 million of the Company's total operating loss for the first quarter of 2001.

JAPAN

Net sales in Japan declined 80% or $328 million and Macintosh unit sales declined 74% during the first quarter of 2001 as compared to the same quarter in 2000. The Company's Japan segment was most impacted by the Company's plan to reduce channel inventory during the first quarter of 2001 which is reflected in the 91% decrease in unit sales of iMac in Japan during the first quarter of 2001 compared to the same quarter in 2000.

GROSS MARGIN

Gross margin for the first quarter of 2001 was (2.1)% compared to 25.9% for the same quarter in 2000 and 25.0% for the fourth quarter of 2000. In addition to lower than normal net sales, margins were negatively impacted by the rebate programs and price cuts discussed above instituted by the Company during the first quarter that decreased revenue by approximately $138 million. Additionally, actual and forecasted declines in net sales caused the Company to recognize during the first quarter approximately $122 million of charges associated with purchase order cancellations and loss commitments for component purchases. Without these charges, gross margin for the first quarter of 2001 would have been approximately 21%.

There can be no assurance that historical or current gross margin will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, gross margin and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margin could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

OPERATING EXPENSES

Selling, general and administrative expenses, excluding special charges, decreased $22 million or 7% during the first quarter of 2001 as compared to the same period in 2000. The decrease in selling, general and administrative expenses during the first quarter of 2001 is the result of lower variable selling and marketing expenses resulting from the year-over-year 57% decrease in net sales and due to lower discretionary spending on marketing and advertising. Expenditures for research and development increased 13% between the first quarter of fiscal 2001 and the same quarter in 2000 primarily as a result of increased spending in 2001 to support multiple new product manufacturing ramps and increased research and development headcount of approximately 8%.

During the first quarter of fiscal 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for employee termination benefits associated with consolidation of various domestic and international sales and marketing functions. Of the $5 million accrued for severance, $2.5 million had been spent by September 30, 2000, and an additional $1 million was spent in the first quarter of 2001. Of the $3 million accrued for the write-off of various assets, substantially all was utilized by the end of the second quarter of 2000.

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

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest and other income and expense (net) increased $27 million or 68% to $67 million during the first quarter of fiscal 2001 compared to the same quarter in 2000. This increase is attributable primarily to two factors. First, interest income increased approximately $17 million or 36% between the first quarter of 2001 and the same quarter in 2000 as a result of higher cash, cash equivalents, and short-term investment balances and due to an increase in the overall yield earned on the Company's investment portfolio. Second, net gains from foreign exchange and net gains classified in other income and expense associated with derivative instruments were approximately $10 million higher in the first quarter of 2001 compared to the same period in 2000. For the second half of fiscal 2001, the Company expects a moderate decline in net interest income as a result of declining market interest rates.

During the first quarter of 2001, the Company sold 3.8 million shares of ARM stock for net proceeds of approximately $35 million and a gain before taxes of $35 million. During the first quarter of 2001, the Company also sold 1 million shares of Akamai stock for net proceeds of approximately $39 million and a gain before taxes of $36 million.

On October 1, 2000, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in favorable cumulative-effect-type adjustment to net income of approximately $12 million. The $17 million gross transition adjustment was comprised of a $23 million favorable adjustment for the restatement to fair value of the derivative component of the Company's investment in Samsung, partially offset by the unfavorable adjustments to certain foreign currency and interest rate derivatives. Management does not believe that adoption of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income. SFAS No. 133 also requires the Company to adjust the carrying value of the derivative component of its investment in Samsung to earnings on a go-forward basis, the before tax effect of which during the first quarter of 2001 was an unrealized loss of approximately $13 million.

PROVISION FOR INCOME TAXES

As of December 30, 2000, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $612 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. This asset is generally realizable based on the ability to offset existing deferred tax liabilities. As of December 30, 2000, a valuation allowance of $30 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates principally to the operating loss carryforwards acquired from NeXT, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Company's effective tax rate for the three months ended December 30, 2000, was approximately 30%. This effective rate is less than the statutory federal income tax rate of 35% due primarily to the reversal of a portion of the previously established valuation allowance for tax loss and credit carryforwards and certain undistributed foreign earnings for which no U.S. taxes will be provided. The Company's effective tax rate for the first quarter of 2000 was approximately 33% and includes the effect of the special executive bonus of $90 million accrued during that quarter. The effective tax rate during the first quarter of 2000 without this charge was approximately 25%.

THE COMPANY CURRENTLY BELIEVES THAT ITS EFFECTIVE TAX RATE FOR THE REMAINDER OF FISCAL 2001 WILL BE APPROXIMATELY 30%. THE FOREGOING-STATEMENTS ARE FORWARD-LOOKING. THE COMPANY'S ACTUAL RESULTS COULD DIFFER BECAUSE OF SEVERAL FACTORS, INCLUDING THOSE SET FORTH BELOW IN THE SUBSECTION ENTITLED "FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION." ADDITIONALLY, THE ACTUAL FUTURE TAX RATE WILL BE SIGNIFICANTLY IMPACTED BY THE AMOUNT OF AND JURISDICTION IN WHICH THE COMPANY'S FOREIGN PROFITS ARE EARNED.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents selected financial information and statistics for each of the fiscal quarters ending on the dates indicated (dollars in millions):

                                                        12/30/00        9/30/00        1/1/00
                                                        --------        -------       -------
Cash, cash equivalents, and short-term investments       $ 4,065        $ 4,027       $ 3,660
Accounts receivable, net                                 $   441        $   953       $   892
Inventory                                                $    21        $    33       $    15
Working capital                                          $ 3,289        $ 3,494       $ 2,944
Non-current debt and equity investments                  $   447        $   786       $ 2,140
Long-term debt                                           $   311        $   300       $   300
Days sales in accounts receivable (a)                         40             46            37
Days of supply in inventory (b)                                2              2             1
Days payables outstanding (c)                                 57             74            66
Operating cash flow (quarterly)                          $   (13)       $   158       $   373

   (a) Based on ending net trade receivables and most recent quarterly net sales for each period
   (b) Based on ending inventory and most recent quarterly cost of sales for each period
   (c) Based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory

As of December 30, 2000, the Company had $4.065 billion in cash, cash equivalents, and short-term investments, an increase of $38 million or 1% over the same balances at the end of fiscal 2000. For the first quarter of fiscal 2001, the Company's primary source of cash was $556 million in cash flows from investing activities. Cash generated by investing activities consisted primarily of $1 billion in proceeds from the maturities of short-term investments and $74 million in proceeds from the sale of ARM and Akamai shares. These sources of cash were partially offset by purchases of short-term investments for $634 million. Cash used for operating activities was primarily from a net loss of $195 million and decreases in accounts payable partially offset by a decrease in accounts receivable and an increase in other current liabilities.

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2000, the Company repurchased a total of 2.55 million shares of its common stock at a cost of $116 million. No shares were repurchased in the first quarter of 2001. Since inception of the plan, the Company has repurchased a total of 5.05 million shares of its common stock at a cost of $191 million.

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

NON-CURRENT DEBT AND EQUITY INVESTMENTS

The Company holds significant investments in ARM Holdings plc (ARM), Samsung Electronics Co., Ltd. (Samsung), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments are carried at fair value in the consolidated balance sheets and are classified as non-current debt and equity investments. Any realized gains on the sale of these investments have been included in other income. The Company believes it is likely there will be significant fluctuations in the fair value of these investments in the future. Additional information related to the Company's non-current debt and equity investments may be found in this Form 10-Q in the Notes to Consolidated Financial Statements at Note 4, " Non-Current Debt and Equity Investments and Other Strategic Investments."

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

The Company operates in a rapidly changing environment that involves a number of uncertainties, some of which are beyond the Company's control, that will affect the Company's future results and business and may cause the Company's actual results to differ from those currently expected. Therefore, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Additional risks and uncertainties that could have an adverse impact on the Company's future operating results and financial condition include, among other things, continued or worsening worldwide and regional economic conditions, risks associated with product introductions and transitions, including the planned introduction of Mac OS X in 2001; risk that the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products; the Company's ability to supply products free of latent defects or other faults; increasing dependence on third-parties for manufacturing and other outsourced functions such as logistics; the availability of key components on terms acceptable to the Company; the availability of certain components and services essential to the Company's business currently obtained by the Company from sole or limited sources, including PowerPC RISC microprocessors developed by and obtained from IBM and Motorola and the final assembly of certain of the Company's products; the ability of the Company's suppliers to provide a sufficient supply of microprocessors with price/performance features that compare favorably with those supplied to the Company's competitors; the Company's ability to increase its share of the education market or maintain its existing share of the market; the continued viability of the Company's existing distribution channels; risks associated with international operations, including economic and labor conditions, regional economic problems, political instability, tax laws, and currency fluctuations; the continued support of third-party software developers and the continued availability of third-party software for particular applications; the future availability of any necessary patent or other rights to technology on commercially reasonable terms; fluctuations in the product, geographic, and channel mix of the Company's net sales; the Company's ability to attract, motivate and retain key employees; volatility in and/or impairment of the fair value of certain of the Company's minority debt and equity investments; managing the continuing impact of the European Union's transition to the Euro as its common legal currency; and continued volatility of the Company's stock price.

For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 7 -- Management's Discussion and Analysis -- Factors That May Affect Future Results and Financial Condition" and "Item 1 - Business" in the Company's 2000 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

THE INFORMATION PRESENTED BELOW REGARDING MARKET RISK CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS FORM 10-Q REGARDING MARKET RISK. THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE 2000 FORM 10-K AND THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q.

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

The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risk associated with expected future cash flows, existing assets and liabilities, certain firmly committed transactions, and probable but not firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments. Foreign exchange forward contracts are carried at fair value in other current assets and liabilities.

INTEREST RATE RISK

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

RISK MANAGEMENT ACTIVITIES

To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the non-hedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap, option and floor positions both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures intended to hedge, there can be no assurance the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to derivative instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's operating results and financial position.

On October 1, 2000, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Management does not believe that adoption of or ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

The Company's market risks at December 30, 2000, are not significantly different from those discussed "Item 7A. -Disclosures About Market Risk" in the Company's 2000 Form 10-K. Also, refer to "Note 6 - Derivative Financial Instruments," of this Form 10-Q for additional discussion regarding the Company's market risks, its accounting for derivatives, and the impact of adoption of SFAS No. 133.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims which are discussed in the 2000 Form 10-K. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

None

(b)     REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                              APPLE COMPUTER, INC.
                                  (Registrant)








                              By: /s/ Fred D. Anderson
                                 ---------------------


                                 Fred D. Anderson
               Executive Vice President and Chief Financial Officer
                                 February 12, 2001