Form 10-Q
period 2001-03-31
APPLE COMPUTER INC
filed 2001-05-14
CIK 320193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission file number 0-10030

APPLE COMPUTER, INC.
(Exact name of Registrant as specified in its charter)

CALIFORNIA	942404110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Infinite Loop Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 996-1010

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, no par value
Common Share Purchase Rights
(Titles of classes)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

349,023,124 shares of Common Stock Issued and Outstanding as of May 4, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 31, 2001	April 1, 2000	March 31, 2001	April 1, 2000
Net sales	$1,431	$1,945	$2,438	$4,288
Cost of sales	1,046	1,396	2,074	3,132

Gross margin	385	549	364	1,156

Operating expenses:
Research and development	101	92	203	182
Selling, general, and administrative	292	287	589	606
Special charges:
Executive bonus	0	0	0	90
Restructuring costs	0	0	0	8

Total operating expenses	393	379	792	886

Operating income (loss)	(8)	170	(428)	270
Gains on non-current investments, net	5	100	63	234
Interest and other income, net	65	49	132	89

Total interest and other income, net	70	149	195	323

Income (loss) before provision (benefit) for income taxes	62	319	(233)	593
Provision (benefit) for income taxes	19	86	(69)	177

Income (loss) before accounting change	43	233	(164)	416
Cumulative effect of accounting change, net of income taxes of $5	0	0	12	0

Net income (loss)	$43	$233	$(152)	$416

Earnings (loss) per common share before accounting change:
Basic	$0.12	$0.72	$(0.48)	$1.29
Diluted	$0.12	$0.64	$(0.48)	$1.16
Earnings (loss) per common share after accounting change:
Basic	$0.12	$0.72	$(0.44)	$1.29
Diluted	$0.12	$0.64	$(0.44)	$1.16
Shares used in computing earnings (loss) per share (in thousands):
Basic	346,080	324,343	342,179	323,194
Diluted	352,812	363,986	342,179	359,252

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share amounts)

	March 31, 2001	September 30, 2000
ASSETS:
Current assets:
Cash and cash equivalents	$2,138	$1,191
Short-term investments	2,006	2,836
Accounts receivable, less allowances of $54 and $64, respectively	637	953
Inventories	10	33
Deferred tax assets	183	162
Other current assets	371	252

Total current assets	5,345	5,427
Property, plant and equipment, net	331	313
Non-current debt and equity investments	151	786
Other assets	303	277

Total assets	$6,130	$6,803

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$961	$1,157
Accrued expenses	834	776

Total current liabilities	1,795	1,933
Long-term debt	317	300
Deferred tax liabilities	280	463

Total liabilities	2,392	2,696

Commitments and contingencies
Shareholders' equity:
Series A non-voting convertible preferred stock, no par value; 150,000 shares authorized, none and 75,750 issued and outstanding, respectively	0	76
Common stock, no par value; 900,000,000 shares authorized; 346,540,962 and 335,676,889 shares issued and outstanding, respectively	1,599	1,502
Retained earnings	2,133	2,285
Accumulated other comprehensive income	6	244

Total shareholders' equity	3,738	4,107

Total liabilities and shareholders' equity	$6,130	$6,803

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	March 31, 2001	April 1, 2000
Cash and cash equivalents, beginning of the period	$1,191	$1,326

Operating Activities:
Net income (loss)	(152)	416
Cumulative effect of accounting change, net of taxes	(12)	—
Adjustments to reconcile net income (loss) to cash generated by (used for) operating activities:
Depreciation and amortization	46	41
Provision (benefit) for deferred income taxes	(77)	105
Loss on sale of property, plant, and equipment	1	1
Gains on non-current investments, net	(63)	(234)
Changes in operating assets and liabilities:
Accounts receivable	316	(259)
Inventories	23	10
Other current assets	44	(7)
Other assets	(40)	(7)
Accounts payable	(196)	299
Other current liabilities	53	69

Cash generated by (used for) operating activities	(57)	434

Investing Activities:
Purchase of short-term investments	(1,834)	(1,843)
Proceeds from maturities of short-term investments	2,664	1,796
Purchase of long-term investments	(1)	(216)
Proceeds from sale of property, plant, and equipment	—	10
Purchase of property, plant, and equipment	(39)	(65)
Proceeds from sales of equity investments	203	237
Other	(7)	(23)

Cash generated by (used for) investing activities	986	(104)

Financing Activities:
Proceeds from issuance of common stock	18	47
Cash used for repurchase of common stock	—	(41)

Cash generated by financing activities	18	6

Increase in cash and cash equivalents	947	336

Cash and cash equivalents, end of the period	$2,138	$1,662

Supplemental cash flow disclosures:
Cash paid for interest	$10	$10
Cash paid for income taxes, net	$18	$37
Noncash transactions:
Issuance of common stock for conversion of Series A Preferred Stock	$76	$—

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies

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

Derivative Financial Instruments

    On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect-type adjustment to other comprehensive income of approximately $12 million, substantially all of which was reclassified to earnings by the end of the second quarter of fiscal 2001. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

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

Note 2—Earnings Per Share

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method. Common stock options and convertible preferred stock were not included in the computation of diluted loss per share for the six month period ended March 31, 2001, as their effect was antidilutive. On June 21, 2000, the Company effected a two-for-one stock split in the form of a Common Stock dividend to shareholders of record as of May 19, 2000. All per share data and numbers of Common shares have been retroactively adjusted to reflect the stock split.

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income (loss) and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	3/31/01	4/1/00	3/31/01	4/1/00
Numerator (in millions):
Income (loss) before accounting change	$43	$233	$(164)	$416

Net income (loss)	$43	$233	$(152)	$416

Denominator:
Denominator for basic earnings (loss) per share—weighted average-shares outstanding	346,080	324,343	342,179	323,194
Effect of dilutive securities:
Convertible preferred stock	18	18,182	0	18,182
Dilutive options	6,714	21,461	0	17,876

Dilutive potential common shares	6,732	39,643	0	36,058

Denominator for diluted earnings (loss) per share	352,812	363,986	342,179	359,252

Basic earnings (loss) per share before accounting change	$0.12	$0.72	$(0.48)	$1.29
Cumulative effect of accounting change, net of tax	0	0	$0.04	0
Basic earnings (loss) per share after accounting change	$0.12	$0.72	$(0.44)	$1.29

Diluted earnings (loss) per share before accounting change	$0.12	$0.64	$(0.48)	$1.16
Cumulative effect of accounting change, net of tax	0	0	$0.04	0
Diluted earnings (loss) per share after accounting change	$0.12	$0.64	$(0.44)	$1.16

    Options to purchase approximately 45 million shares of common stock were outstanding as of March 31, 2001 that were not included in the computation of diluted earnings per share for the second quarter of 2001 because the options' exercise price was greater than the average market price of the Company's common stock during this period and, therefore, the effect would be antidilutive. At March 31, 2001, the Company had outstanding options to purchase approximately 94.8 million shares of its common stock, all of which were excluded from the computation of diluted loss per share for the six month period then ended because the effect would have been antidilutive.

Note 3—Consolidated Financial Statement Details (in millions)

Inventories

	3/31/01	9/30/00
Purchased parts	$1	$1
Work in process	0	2
Finished goods	9	30

Total inventories	$10	$33

Property, Plant, and Equipment

	3/31/01	9/30/00
Land and buildings	$337	$324
Machinery and equipment	191	185
Office furniture and equipment	64	60
Leasehold improvements	129	131
Accumulated depreciation and amortization	(390)	(387)

Net property, plant, and equipment	$331	$313

Internal-Use Software (included in other assets)

	3/31/01	9/30/00
Cost of internal-use software	$227	$182
Accumulated amortization	(92)	(76)

Net internal-use software	$135	$106

Accrued Expenses

	3/31/01	9/30/00
Accrued compensation and employee benefits	$179	$176
Accrued marketing and distribution	128	149
Accrued warranty and related costs	98	108
Other current liabilities	429	343

Total accrued expenses	$834	$776

Interest and Other Income, Net

	Six Months Ended
	3/31/01	4/1/00
Interest income	$124	$96
Interest expense	(10)	(10)
Other income, net	18	3

Interest and other income, net	$132	$89

Note 4—Non-Current Debt and Equity Investments and Other Strategic Investments

    As of March 31, 2001, the Company held significant investments in ARM Holdings plc (ARM), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. If it is determined that a decline in value of any of these investments is other than temporary, then the investment's basis is written down to fair value, and the write down would be included in other income as a loss. Realized gains on the sale of portions of these investments have been classified as gains on non-current investments, net in the condensed consolidated statements of operations. The Company believes it is likely there will be significant fluctuations in the fair value of these investments in the future.

ARM Holdings

    ARM is a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology. As of September 30, 2000, the Company held 34.8 million shares of ARM stock with a fair value of $383 million. As of March 31, 2001, the Company held 8.1 million shares of ARM stock with a fair value of $38 million. The following table sets forth information regarding the sales of ARM stock during the first six months of fiscal 2001 and fiscal 2000 (in millions):

	For the Three Months Ended		For the Six Months Ended
	3/31/01	4/1/00	3/31/01	4/1/00
Shares sold:	22.9	7.5	26.7	33.3
Net proceeds	$129	$101	$164	$237
Gain before taxes	$127	$100	$162	$234

Akamai

    In June 1999, the Company invested $12.5 million in Akamai, a global Internet content delivery service. The investment was in the form of convertible preferred stock that converted into 4.1 million shares of Akamai common stock (adjusted for subsequent stock splits) at the time of Akamai's initial public offering in October 1999. Beginning in the first quarter of 2000, the Company categorized its shares in Akamai as available-for-sale. The fair value of the Company's investment in Akamai was approximately $216 million and $27 million as of September 30, 2000 and March 31, 2001, respectively. During the first quarter of 2001, the Company sold 1 million shares of Akamai stock for net proceeds of approximately $39 million and a gain before taxes of approximately $36 million. No shares of Akamai stock were sold by the Company during the second quarter of 2001.

EarthLink

    In January 2000, the Company invested $200 million in EarthLink, an Internet service provider (ISP). The investment is in EarthLink's Series C Convertible Preferred Stock, which is convertible by the Company after January 4, 2001, into approximately 7.1 million shares of EarthLink common stock. Concurrent with this investment, EarthLink and the Company entered into a multi-year agreement to deliver ISP service to Macintosh users in the United States. Under the terms of the agreement, the Company profits from each new Mac customer that subscribes to EarthLink's ISP service for a specified period of time, and EarthLink is the default ISP in Apple's Internet Setup Software included with all Macintosh computers sold in the United States. As of March 31, 2001, the Company determined that the decline in the fair value of its investment in EarthLink was other than temporary requiring that its cost basis be written down to fair value as a new cost basis and the amount of the write down be included in earnings. As a result, the Company recognized a $114 million charge to earnings to write down the basis of its investment in EarthLink to $86 million. This charge was included in gains on non-current investments, net.

Samsung

    During the fourth quarter of 1999, the Company invested $100 million in Samsung Electronics Co., Ltd. (Samsung), to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment is in the form of three year unsecured bonds which are convertible into approximately 550,000 shares of Samsung common stock, or GDR equivalents, beginning in July 2000. The bonds carry an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity. During the second quarter of fiscal 2001, the Company sold this investment for book value, including accrued interest. Net proceeds of approximately $117 million were received by the Company on April 2, 2001, and were reflected in other current assets as of March 31, 2001.

    Prior to its sale, the Company had categorized its investment in Samsung as available-for-sale requiring that it be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. With the adoption of SFAS No. 133 on October 1, 2000, the Company was required to account for the conversion option embedded in the Samsung bonds separately from the related debt. The conversion feature was carried at fair value with any changes in fair value recognized in earnings in the period in which they occur. Included in the $17 million gross SFAS No. 133 transition adjustment recorded in earnings during the first quarter of fiscal 2001 was a $23 million favorable adjustment for the restatement to fair value as of October 1, 2000, of the derivative component of the Company's investment in Samsung. To adjust the carrying value of the derivative component of its investment in Samsung to fair value as of December 30, 2000, the Company recognized an unrealized loss of approximately $13 million during the first quarter of 2001.

Other Strategic Investments

    The Company has additional minority debt and equity investments in several privately held technology companies with a book value of approximately $26 million as of March 31, 2001. These investments, which are reflected in the consolidated balance sheets in other assets, are inherently risky because the products of these companies may be under development and/or because the markets for the technologies or products these companies have under development are typically in the early stages of development. During the second quarter of fiscal 2001, the Company determined that the decline in fair value of certain of these investments was other than temporary and, accordingly, recognized a charge to earnings of approximately $8 million.

Note 5—Shareholder's Equity

Stock Repurchase Plan

    In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2000, the Company repurchased a total of 2.55 million shares of its common stock at a cost of $116 million. No shares were repurchased during the first six months of 2001. Since inception of the plan, the Company has repurchased a total of 5.05 million shares of its common stock at a cost of $191 million.

Preferred Stock

    In August 1997, the Company and Microsoft Corporation (Microsoft) entered into patent cross licensing and technology agreements. In addition, Microsoft purchased 150,000 shares of Apple Series A nonvoting convertible preferred stock ("preferred stock") for $150 million. These shares were convertible by Microsoft after August 5, 2000, into shares of Apple common stock at a conversion price of $8.25 per share. On September 15, 2000, 74,250 shares of preferred stock were converted to 9 million shares of the Company's common stock. In the first quarter of 2001, an additional 72,400 shares of preferred stock were converted to 8.8 million shares of the Company's common stock. In the second quarter of 2001, the remaining 3,300 shares of preferred stock were converted to 400,000 shares of the Company's common stock.

Note 6—Derivative Financial Instruments

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

    In accordance with SFAS No. 133, hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly. For currency forward contracts, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. For currency option contracts, hedge effectiveness is measured based on changes in the option's intrinsic value. Apple defines intrinsic value as the present value of the gain or loss on the option contract calculated from the option's strike price to the forward rate associated with the option's cash settlement date. Hedge effectiveness is assessed by comparing the present value of the cumulative change in expected future cash flows on the forecasted transaction attributable to the hedged risk with the cumulative change in the intrinsic value of the option. Changes in the expected future cash flows on the forecasted transaction and changes in the intrinsic value of the option hedge are both measured from the option strike price to the forward exchange rate. Changes in fair value of the option contract attributable to time value are excluded from the measurement of hedge effectiveness and are recognized in current earnings. The effective portions of the net gains or losses on derivative instruments are reported as components of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any residual changes in fair value of the instruments, including option time value or ineffectiveness, are recognized in current earnings in interest and other income and expense.

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

    Derivative instruments designated as cash flow hedges must be re-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings in interest and other income. Any subsequent changes in fair value of such derivative instruments are also reflected in current earnings unless they are re-designated as hedges of other transactions.

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

Derivative Activity in Accumulated Other Comprehensive Income

    As of March 31, 2001, the Company had net deferred gains associated with cash flow hedges of approximately $29 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the fourth quarter of fiscal 2001. The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company for the three and six months period ended March 31, 2001 (in millions):

	Three Months Ended 3/31/01	Six Months Ended 3/31/01
Cumulative effect of adopting SFAS No. 133	$—	$12
Changes in fair value of derivatives	24	35
Gains reclassified from OCI	(8)	(18)

Change in unrealized derivative gain	$16	$29

Note 7—Comprehensive Income

    Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, changes in fair value of derivatives designated as and effective as cash flow hedges, and unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. Refer to "Note 4—Non-Current Debt and Equity Investments and Other Strategic Investments" for additional information regarding unrealized gains and losses on available-for-sale securities and "Note 6—Derivative Financial Instruments" regarding accounting for derivative financial instruments.

    The components of comprehensive income, net of tax, are as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	3/31/01	4/1/00	3/31/01	4/1/00
Net income (loss)	$43	$233	$(152)	$416
Other comprehensive income:
Change in unrealized derivative gain	16	—	29	—
Change in accumulated translation adjustment	(7)	(5)	(4)	(6)
Unrealized gains (losses) on investments	(35)	(428)	(188)	805
Reclassification adjustment for investment gains included in net income	(9)	(73)	(75)	(174)

Total comprehensive income (loss)	$8	$(273)	$(390)	$1,041

    The components of accumulated other comprehensive income, net of tax, are as follows (in millions):

	3/31/01	9/30/00
Unrealized gain on investments	$34	$297
Unrealized gains on derivative instruments	29	—
Cumulative translation adjustments	(57)	(53)

Accumulated other comprehensive income	$6	$244

Note 8—Special Charges

Restructuring Actions

    During the first quarter of 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for severance payments to approximately 95 employees associated with consolidation of various domestic and international sales and marketing functions. Of the $5 million accrued for severance, $2.5 million had been spent by September 30, 2000, and the remaining $2.5 million was spent by March 31, 2001. Of the $3 million accrued for the write-off of various assets, substantially all was utilized by the end of the second quarter of 2000.

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

Note 9—Segment Information and Geographic Data

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

	Three Months Ended		Six Months Ended
	3/31/01	4/1/00	3/31/01	4/1/00
Americas:
Net sales	$767	$989	$1,280	$2,178
Operating income (loss)	$71	$137	$(22)	$303
Europe:
Net sales	$355	$469	$681	$1,095
Operating income	$33	$63	$23	$177
Japan:
Net sales	$214	$349	$298	$761
Operating income	$38	$97	$9	$211
Other segments:
Net sales	$95	$138	$179	$254
Operating income	$15	$39	$26	$64

    A reconciliation of the Company's segment operating income to the condensed consolidated financial statements follows (in millions):

	Three Months Ended		Six Months Ended
	3/31/01	4/1/00	3/31/01	4/1/00
Segment operating income	157	336	36	755
Corporate expenses, net	(165)	(166)	(464)	(387)
Restructuring costs	—	—	—	(8)
Executive bonus	—	—	—	(90)

Total operating income (loss)	$(8)	$170	$(428)	$270

    Information regarding net sales by product is as follows (in millions):

	Three Months Ended		Six Months Ended
	3/31/01	4/1/00	3/31/01	4/1/00
Power Macintosh	$470	$686	$737	$1,380
PowerBook	341	252	425	464
Power Macintosh G4 Cube	33	—	47	—
iMac	286	540	551	1,335
iBook	70	174	216	525
Software, service, and other net sales	231	293	462	584

Total net sales	$1,431	$1,945	$2,438	$4,288

Note 10—Contingencies

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

    On February 15, 2001, the Internal Revenue Service (IRS) proposed adjustments to the Company's federal income tax returns for the years 1995 through 1997. The Company disagrees with most of the proposed adjustments and is contesting them through the IRS Appeals Office. Substantially all IRS audit issues for years prior to 1995 have been resolved. Management believes that adequate provision has been made for any adjustments that may result from tax examinations.

Note 11—Subsequent Event: Acquisition of PowerSchool

    On March 14, 2001, the Company announced plans to acquire privately-held PowerSchool Inc. for $62 million in stock. The acquisition closed on April 30, 2001, and resulted in the issuance of approximately 2.4 million shares of the Company's common stock and issuance of options to PowerSchool option holders to purchase approximately 225,000 shares of the Company's common stock. The acquisition will be accounted for as a purchase and is expected to result in a charge to earnings during the third quarter of 2001 of approximately $10 million reflecting the value of acquired in-process research and development costs.

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

Results of Operations

    Tabular information (dollars in millions, except per share amounts):

	Three Months Ended			Six Months Ended
	3/31/01	4/01/00	Change	3/31/01	4/01/00	Change
Net sales	$1,431	$1,945	(26)%	$2,438	$4,288	(43)%
Macintosh CPU unit sales (in thousands)	751	1,043	(28)%	1,410	2,420	(42)%
Gross margin	$385	$549	(30)%	$364	$1,156	(69)%
Percentage of net sales	26.9%	28.2%		14.9%	27.0%
Research and development	$101	$92	10%	$203	$182	12%
Percentage of net sales	7.1%	4.7%		8.3%	4.2%
Selling, general and administrative	$292	$287	2%	$589	$606	(3)%
Percentage of net sales	20.4%	14.8%		24.2%	14.1%
Special charges	$—	$—	NM	$—	$98	(100)%
Gains on non-current investments, net	$5	$100	(95)%	$63	$234	(73)%
Interest and other income, net	$65	$49	33%	$132	$89	48%
Provision (benefit) for income taxes	$19	$86	(78)%	$(69)	$177	(139)%
Effective tax rate	30%	27%		30%	30%
Net income (loss) before accounting change	$43	$233	(82)%	$(164)	$416	(139)%
Effect of accounting change, net	$—	$—	NM	$12	$—	NM
Net income (loss)	$43	$233	(82)%	$(152)	$416	(137)%
Basic earnings (loss) per share before accounting change	$0.12	$0.72	(83)%	$(0.48)	$1.29	(137)%
Diluted earnings (loss) per share before accounting change	$0.12	$0.64	(81)%	$(0.48)	$1.16	(141)%
Basic earnings (loss) per share after accounting change	$0.12	$0.72	(83)%	$(0.44)	$1.29	(134)%
Diluted earnings (loss) per share after accounting change	$0.12	$0.64	(81)%	$(0.44)	$1.16	(138)%
NM: Not Meaningful

Net Sales

    Net sales for geographic operating segments and Macintosh unit sales by geographic segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

	Three Months Ended			Six Months Ended
	3/31/01	4/1/00	Change	3/31/01	4/1/00	Change
Americas net sales	$767	$989	(22)%	$1,280	$2,178	(41)%
Europe net sales	$355	$469	(24)%	$681	$1,095	(38)%
Japan net sales	$214	$349	(39)%	$298	$761	(61)%
Asia Pacific net sales	$64	$92	(30)%	$114	$169	(33)%
Americas Macintosh unit sales	407	541	(25)%	736	1,249	(41)%
Europe Macintosh unit sales	199	275	(28)%	429	664	(35)%
Japan Macintosh unit sales	107	174	(39)%	168	409	(59)%
Asia Pacific Macintosh unit sales	38	53	(28)%	77	98	(21)%

Total Macintosh unit sales	751	1,043	(28)%	1,410	2,420	(42)%

Power Macintosh unit sales	250	354	(29)%	423	709	(40)%
PowerBook unit sales	134	100	34%	183	184	(1)%
Power Macintosh G4 Cube unit sales	12	—	NM	41	—	NM
iMac unit sales	300	474	(37)%	608	1,176	(48)%
iBook unit sales	55	115	(52)%	155	351	(56)%

Total Macintosh unit sales	751	1,043	(28)%	1,410	2,420	(42)%

    Net sales decreased $1.850 billion or 43% during the first six months of 2001 compared to the same period in 2000. Macintosh unit sales for the first six months of 2001 fell 42% from the same period in 2000. Demand for all of the Company's products, particularly consumer oriented products, has been negatively impacted across all geographic operating segments by unfavorable global economic conditions. The first quarter of 2001 was particularly impacted. Net sales decreased 57% to $1.007 billion during the first quarter of 2001 compared to the same quarter in 2000 and decreased 46% from the fourth quarter of 2000.

    Both the year-over-year and sequential declines in net sales during the first quarter of 2001 were attributable to several factors including continued deterioration in worldwide demand for personal computers and rebate programs and price cuts instituted by the Company during the quarter that cost the Company approximately $138 million. In addition, the Company implemented a plan during the first quarter to reduce substantially the level of inventory in its distribution channels from the amounts at the end of fiscal 2000 to more normal levels by the end of the first quarter of 2001. The Company ended fiscal 2000 with substantially more inventory in its distribution channels than planned due to the lower than expected sell-through of the Company's products during the fourth quarter of that year. The Company reduced channel inventory during the first quarter by approximately 300,000 units. These factors contributed to the 52% year-over-year decline during the first quarter in total Macintosh unit sales that were experienced across the Company's entire product line. These factors also reduced the average revenue per Macintosh unit shipped (a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales) during the first quarter of 2001 to $1,476, a decline of approximately 12% from the same period in 2000.

    Second quarter net sales declined 26% from the same period last year, a reflection of continued pressure on the overall worldwide demand for personal computers. However, net sales rose sequentially during the second quarter of 2001 by $424 million or 42% while quarterly Macintosh unit sales rose sequentially by 14% to 751,000 units. Several circumstances contributed to these sequential increases. First, during the second quarter of 2001 the Company experienced a sequential increase in net sales of its higher-priced professionally oriented products of $460 million or 135%. This resulted primarily from the introduction during the second quarter of new Power Macintosh models and introduction of the Titanium PowerBook G4. The shift towards its professionally oriented products caused the average revenue per Macintosh unit shipped to rise 26% to $1,865 during the second quarter as compared to the first quarter. Second, Mac OS X, the Company's new operating system introduced at the end of the second quarter, generated $19 million of net sales. Third, the first quarter of 2001 was severely impacted by the factors described above including recognition of extensive rebate programs and price cuts and actions taken to significantly reduce channel inventories during that quarter. The sequential increase in net sales during the second quarter was partially mitigated by a continuation in the Company's plan to reduce inventory in its distribution channels. These efforts resulted in a further reduction in channel inventory during the second quarter of approximately 100,000 units.

Outlook

    For the second half of 2001, the Company anticipates net sales will be within the range of $3.2 to $3.4 billion. The Company currently expects sequential quarterly improvements in both net sales and profitability, before the effect of any investment gains and other nonrecurring items, for both quarters remaining in 2001.

    The foregoing statements concerning the Company's anticipated net sales for the remainder of 2001 and profitability for the remainder of fiscal 2001 are forward-looking. The Company's actual results could differ. The Company's future operating results and financial condition are dependent upon general economic conditions, market conditions within the PC industry, and the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Some of the potential risks and uncertainties that could affect the Company's future operating results and financial condition are discussed throughout this Item 2, including the discussion under the heading "Factors That May Affect Future Results and Financial Condition."

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

Americas

    Net sales in the Americas segment during the second quarter of 2001 decreased $222 million or 22% compared to the same period in 2000. However, second quarter net sales in the Americas segment increased sequentially from the first quarter $254 million or 50%. Overall, during the first six months of 2001, the Americas segment's net sales and unit sales both declined 41% from the same period in 2000. The operating performance of the Americas segment for both the second quarter and the first six months of 2001 reflects the Company's overall performance characterized by significant declines in year-over-year quarterly net sales and units sales, particularly during the first quarter and particularly for consumer oriented products, with some sequential recovery during the second quarter of 2001 as compared to the first quarter. During the second quarter of 2001, net sales in the Americas segment represented 54% of total net sales as compared to 51% in the same quarter of 2000.

Europe

    Net sales in the Europe segment decreased $114 million or 24% during the second quarter of 2001 as compared to the same quarter in 2000, and increased sequentially from the first quarter $29 million or 9%. However, the Europe segment's quarterly unit sales declined sequentially 31,000 units or 13% during the second quarter of 2001 as compared to the first. The Europe segment experienced particular weakness in demand for consumer oriented products during the second quarter of 2001 only partially offset by increased demand for professional products.

Japan

    The Japan segment's net sales for the second quarter of 2001 rose 155% from the first quarter, but fell 39% from the same period in 2000. Net sales for the Japan segment have been particularly affected by current economic conditions. Total unit sales in Japan for the first six months of 2001 were down 59% from the same period in 2000. Combined unit sales of iMacs and iBooks were down 77% over the same time clearly reflecting the current harsh consumer climate in Japan. As result of these factors, the Japan segment's net sales fell to 12% of total net sales during the first six months of 2001 compared to 18% during the same period in 2000.

Gross Margin

    Gross margin of 26.9% for the second quarter of 2001 was favorably affected by two primary factors. First, the Company's overall product mix during the second quarter of 2001 reflected a relatively larger proportion of higher-priced, higher margin professional products. Net sales of Power Macintosh and PowerBook products accounted for 57% of total net sales during the second quarter of 2001, 35% of net sales during the first quarter of 2001, and 48% of net sales during the second quarter of 2000. Second, component costs were lower in the second quarter of 2001 compared to both the first quarter of 2001 and the second quarter of 2000.

    Gross margin for the first six months of 2001 declined to 15% from 27% during the same period in 2000. This decline is the result of gross margin of negative 2.1% experienced during the first quarter of 2001 compared to 25.9% gross margin for the same quarter in 2000. In addition to lower than normal net sales, margins were negatively impacted during the first quarter of 2001 by the rebate programs and price cuts discussed above instituted by the Company that decreased revenue by approximately $138 million. Additionally, actual and forecasted declines in net sales caused the Company to recognize during the first quarter of 2001 approximately $122 million of charges associated with purchase order cancellations and loss commitments for component purchases. Without these charges, gross margin for the first quarter of 2001 would have been approximately 21%.

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

Operating Expenses

    Selling, general and administrative expenses increased $5 million or 2% during the second quarter of 2001 as compared to the same period in 2000 and decreased $17 million or 3% during the first six months of 2001 as compared to the same period in 2000. Selling, general and administrative expenses have remained relatively stable over the last five quarters as a result of efforts to stabilize such costs in light of lower net sales.

    Expenditures for research and development increased 10% between the second quarter of fiscal 2001 and the same quarter in 2000 and increased 12% during the first six months of 2001 compared to the same period in 2000. These increases resulted primarily from increased spending in 2001 to support product development activities and increased research and development headcount.

    During the first quarter of 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for severance payments to approximately 95 employees associated with consolidation of various domestic and international sales and marketing functions. Of the $5 million accrued for severance, $2.5 million had been spent by September 30, 2000, and the remaining $2.5 million was spent by March 31, 2001. Of the $3 million accrued for the write-off of various assets, substantially all was utilized by the end of the second quarter of 2000.

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

Total Interest and Other Income (Expense), Net

Gains and Losses on Non-current Investments

    During the first and second quarters of fiscal 2001, the Company recognized gains on sale of shares of its investment in ARM of $35 million and $127 million, respectively. During the first and second quarters of fiscal 2000, the Company recognized gains on sale of shares of its investment in ARM of $100 million and $134 million, respectively. During the first quarter of 2001, the Company recognized a gain of $36 million on sale of shares of its investments in Akamai. As of the end of the second quarter of 2001, the Company determined that the decline in the fair value of its investment in EarthLink was other than temporary requiring that its cost basis be written down to fair value as a new cost basis and the amount of the write down be included in earnings. As a result, the Company recognized a $114 million charge to earnings to write down the basis of its investment in EarthLink to $86 million. Also during the second quarter of fiscal 2001, the Company determined that the decline in fair value of certain of its strategic investments in privately held companies was other than temporary and, accordingly, recognized a charge to earnings of approximately $8 million.

Accounting for Derivatives and Cumulative Effect of Accounting Change

    On October 1, 2000, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in favorable cumulative-effect-type adjustment to net income of approximately $12 million for the first quarter of 2001. The $17 million gross transition adjustment was comprised of a $23 million favorable adjustment for the restatement to fair value of the derivative component of the Company's investment in Samsung, partially offset by the unfavorable adjustments to certain foreign currency and interest rate derivatives. Management does not believe that adoption of SFAS No. 133 will significantly alter the

Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income. SFAS No. 133 also required the Company to adjust the carrying value of the derivative component of its investment in Samsung to earnings during the first quarter of 2001, the before tax effect of which was an unrealized loss of approximately $13 million.

Interest and Other Income

    Interest and other income, net increased $16 million or 33% to $65 million during the second quarter of 2001 compared to the same quarter in 2000 and increased $43 million or 48% for the first six months of 2001 over the same period in 2000. These increases are attributable to two factors. First, the Company's cash, cash equivalents, and short-term investments were higher by approximately $535 million or 15% at the end of the second quarter of 2001 versus the same balances at the end the second quarter of 2000. This increase, combined with a higher portfolio yield, resulted in a $28 million or 29% increase in interest income between the first six months of 2001 compared to 2000. Second, other income and expense was higher by $15 million during the first six months of 2001 as compared to 2000 as a result of higher foreign exchange gains in 2001 and as a result of unrealized gains recognized in 2001 on the Company's asset swaps which do not qualify for hedge accounting treatment.

    The Company expects interest and other income, net to decline to the range of $45 million to $50 million per quarter during the second half of 2001 as a result of the impact of lower interest rates on its cash and investment portfolio. The foregoing statements are forward-looking. Interest and other income, net could differ from expected levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, actual future interest and other income, net may be significantly impacted by unforeseen changes in market interest rates and foreign currency exchange rates.

Provision for Income Taxes

    As of March 31, 2001, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $541 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. This asset is generally realizable based on the ability to offset existing deferred tax liabilities. As of March 31, 2001, a valuation allowance of $26 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates principally to the operating loss carryforwards acquired from NeXT, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

    The Company's effective tax rate for the first six months of 2001, was approximately 30%. This effective rate is less than the statutory federal income tax rate of 35% due primarily to the reversal of a portion of the previously established valuation allowance for tax loss and credit carryforwards and certain undistributed foreign earnings for which no U.S. taxes will be provided. The Company's effective tax rate for the first six months of 2000 was approximately 30% and includes the effect of the special executive bonus of $90 million accrued during that period. The effective tax rate during the first six months of 2000 without this charge was approximately 26%.

    The Company currently believes that its effective tax rate for the remainder of fiscal 2001 will be approximately 30%. The foregoing statement is forward-looking. The Company's future tax rate could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, the actual future tax rate will be significantly impacted by the amount of and jurisdiction in which the Company's foreign profits are earned.

Liquidity and Capital Resources

    The following table presents selected financial information and statistics for each of the fiscal quarters ending on the dates indicated (dollars in millions):

	3/31/01	12/30/00	9/30/00
Cash, cash equivalents, and short-term investments	$4,144	$4,065	$4,027
Accounts receivable, net	$637	$441	$953
Inventory	$10	$21	$33
Working capital	$3,550	$3,289	$3,494
Non-current debt and equity investments	$151	$447	$786
Long-term debt	$317	$311	$300
Days sales in accounts receivable (a)	41	40	46
Days of supply in inventory (b)	1	2	2
Days payables outstanding (c)	84	57	74
Operating cash flow (quarterly)	$(44)	$(13)	$158

  (a)
  Based on ending net trade receivables and most recent quarterly net sales for each period.

  (b)
  Based on ending inventory and most recent quarterly cost of sales for each period.

  (c)
  Based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

    The Company believes its balances of cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements over the next twelve months, including any cash utilized for the acquisition of capital assets and by its stock repurchase plan. However, given the Company's current non-investment grade debt ratings (Standard and Poor's Rating Agency of BB and Moody's Investor Services of Ba2), if the Company should need to obtain short-term borrowings, there can be no assurance such borrowings could be obtained at favorable rates. The inability to obtain such borrowings at favorable rates could materially adversely affect the Company's results of operations, financial condition, and liquidity.

    During the first six months of 2001, the Company utilized $84 million for the acquisition of property, plant, and equipment and internal-use software. The Company currently anticipates it will utilize approximately $130 million for the acquisition of property, plant, and equipment and internal-use software during the second half of 2001 to support further information systems enhancements, strategic initiatives, and normal replacement of capital assets.

    In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2000, the Company repurchased a total of 2.55 million shares of its common stock at a cost of $116 million. No shares were repurchased during the first six months of 2001. Since inception of the plan, the Company has repurchased a total of 5.05 million shares of its common stock at a cost of $191 million.

Non-Current Debt and Equity Investments

    As of March 31, 2001, the Company holds significant investments in ARM Holdings plc (ARM), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. As of the end of the second quarter of 2001, the Company determined that the decline in the fair value of its investment in EarthLink was other than temporary requiring that its cost basis be written down to fair value as a new cost basis and the amount of the write down be included in earnings. As a result, the Company recognized a $114 million charge to earnings to write down the basis of its investment in EarthLink to $86 million. The Company believes it is likely there will be significant fluctuations in the fair value of these investments in the future.

    During the second quarter of fiscal 2001, the Company sold its investment in Samsung for book value, including accrued interest. Net proceeds of approximately $117 million were received by the Company on April 2, 2001, and were reflected in other current assets as of March 31, 2001.

    Additional information related to the Company's non-current debt and equity investments may be found in this Form 10-Q in the Notes to Consolidated Financial Statements at Note 4, "Non-Current Debt and Equity Investments and Other Strategic Investments."

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

    The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by economic uncertainty, industry wide pricing pressures and downward pressures on gross margins. The personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional personal computers may compete for market share with the Company's existing products. Several competitors of the Company have either targeted or announced their intention to target certain of the Company's key market segments, including consumer, education, and design and publishing. Additionally, several of the Company's competitors have introduced or announced plans to introduce products that mimic many of the unique design, technical features, and solutions of the Company's products. Many of the Company's competitors have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company. Additionally, the Company's future operating results and financial condition may be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

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

Economic Uncertainty

    The Company's operating performance depends significantly on general economic conditions. Recently, demand for the Company's products, particularly consumer oriented products, has been negatively impacted by worsening global economic conditions. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company's products could be adversely affected, as could the financial health of its suppliers, distributors, and resellers.

Power Outages

    The majority of the Company's research and development activities, its corporate headquarters, a significant portion of its manufacturing capacity, and other critical business operations, including certain major vendors, are located in California. California has recently experienced ongoing power shortages, which have resulted in "rolling blackouts." Should these power outages continue or intensify, they could cause significant disruptions to the Company's operations and the operations of its suppliers, distributors and resellers, and customers. Such disruptions may have an adverse impact on the Company's operating results and financial condition.

Other Risk and Uncertainties

    Additional risks and uncertainties that could have an adverse impact on the Company's future operating results and financial condition include, among other things, continued or worsening worldwide and regional economic conditions, risks associated with product introductions and transitions, including the introduction of Mac OS X in 2001; risk that the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products; the Company's ability to supply products free of latent defects or other faults; increasing dependence on third-parties for manufacturing and other outsourced functions such as logistics; the availability of key components on terms acceptable to the Company; the availability of certain components and services essential to the Company's business currently obtained by the Company from sole or limited sources, including PowerPC RISC microprocessors developed by and obtained from IBM and Motorola and the final assembly of certain of the Company's products; the ability of the Company's suppliers to provide a sufficient supply of microprocessors with price/performance features that compare favorably with those supplied to the Company's competitors; the Company's ability to increase its share of the education market or maintain its existing share of the market; the continued viability of the Company's existing distribution channels; risks associated with international operations, including economic and labor conditions, regional economic problems, political instability, tax laws, and currency fluctuations; the continued support of third-party software developers and the continued availability of third-party software for particular applications; the future availability of any necessary patent or other rights to technology on commercially reasonable terms; fluctuations in the product, geographic, and channel mix of the Company's net sales; the Company's ability to attract, motivate and retain key employees; volatility in and/or impairment of the fair value of certain of the Company's minority debt and equity investments; managing the continuing impact of the European Union's transition to the Euro as its common legal currency; and continued volatility of the Company's stock price.

    For a discussion of these and other factors affecting the Company's future results and financial condition, see "Item 7—Management's Discussion and Analysis—Factors That May Affect Future Results and Financial Condition" and "Item 1—Business" in the Company's 2000 Form 10-K.

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

    The Company's market risks at March 31, 2001, are not significantly different from those discussed "Item 7A.—Disclosures About Market Risk" in the Company's 2000 Form 10-K. Also, refer to "Note 6—Derivative Financial Instruments," of this Form 10-Q for additional discussion regarding the Company's market risks, its accounting for derivatives, and the impact of adoption of SFAS No. 133.

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

Item 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of shareholders was held on April 19, 2001. Proposals I, II and III were approved. Proposal IV was not approved. The results are as follows:

Proposal I

    The following directors were elected at the meeting to serve a one-year term as directors:

	For	Authority Withheld
William V. Campbell	285,133,331	5,782,671
Gareth C.C. Chang	284,947,915	5,968,087
Millard S. Drexler	280,200,400	10,715,602
Lawrence J. Ellison	246,275,931	44,640,071
Steven P. Jobs	267,525,233	23,390,769
Arthur D. Levinson	285,160,454	5,755,548
Jerome B. York	280,351,230	10,564,772

Proposal II

    The proposal to amend the Company's 1998 Executive Officer Stock Plan (the 1998 Plan) to increase the number of shares reserved for issuance thereunder by 5,000,000 shares, bringing the total number of shares of Common Stock reserved for issuance under the 1998 Plan to 43,000,000, was approved. As a result, the 1998 Plan was amended to reserve an additional 5,000,000 shares of Common Stock for issuance thereunder.

For	Against	Abstained	Broker Non-Vote
191,764,143	97,275,672	1,876,187	0

Proposal III

    Ratification of appointment of KPMG LLP as the Company's independent auditors for fiscal year 2001.

For	Against	Abstained
280,613,022	8,982,018	1,320,962

Proposal IV

    The shareholder proposal to rotate the location of the Company's annual meeting, was not approved by the required vote.

For	Against	Abstained	Broker Non-Vote
13,024,697	147,815,897	4,580,390	125,495,018

    The proposals above are described in detail in the Registrant's definitive proxy statement dated March 12, 2001, for the Annual Meeting of Shareholders held on April 19, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

None

(b)
Reports on Form 8-K

None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE COMPUTER, INC (Registrant)
By:	/s/ FRED D. ANDERSON Fred D. Anderson Executive Vice President and Chief Financial Officer May 14, 2001

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES