Form 10-Q
period 2001-06-30
APPLE COMPUTER INC
filed 2001-08-13
CIK 320193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes   X    No

350,812,367 shares of Common Stock Issued and Outstanding as of August 3, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 30, 2001	July 1, 2000	June 30, 2001	July 1, 2000
Net sales	$1,475	$1,825	$3,913	$6,113
Cost of sales	1,041	1,282	3,115	4,414

Gross margin	434	543	798	1,699

Operating expenses:
Research and development	111	97	314	279
Selling, general, and administrative	281	278	870	884
Special charges:
Purchased in-process research and development	11	—	11	—
Restructuring costs	—	—	—	8
Executive bonus	—	—	—	90

Total operating expenses	403	375	1,195	1,261

Operating income (loss)	31	168	(397)	438
Gains on non-current investments, net	11	50	87	284
Unrealized loss on convertible securities	—	—	(13)	—
Interest and other income (expense), net	45	52	177	141

Total interest and other income (expense), net	56	102	251	425

Income (loss) before provision for (benefit from) income taxes	87	270	(146)	863
Provision for (benefit from) income taxes	26	70	(43)	247

Income (loss) before accounting change	61	200	(103)	616
Cumulative effect of accounting change, net of income taxes of $5	—	—	12	—

Net income (loss)	$61	$200	$(91)	$616

Earnings (loss) per common share before accounting change:
Basic	$0.17	$0.62	$(0.30)	$1.90
Diluted	$0.17	$0.55	$(0.30)	$1.71
Earnings (loss) per common share after accounting change:
Basic	$0.17	$0.62	$(0.26)	$1.90
Diluted	$0.17	$0.55	$(0.26)	$1.71
Shares used in computing earnings (loss) per share (in thousands):
Basic	348,765	325,040	343,877	323,770
Diluted	358,912	361,817	343,877	359,928

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share amounts)

	June 30, 2001	September 30, 2000
ASSETS:
Current assets:
Cash and cash equivalents	$2,121	$1,191
Short-term investments	2,097	2,836
Accounts receivable, less allowances of $52 and $64, respectively	598	953
Inventories	19	33
Deferred tax assets	173	162
Other current assets	240	252

Total current assets	5,248	5,427
Property, plant and equipment, net	347	313
Non-current debt and equity investments	146	786
Other assets	330	277

Total assets	$6,071	$6,803

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$847	$1,157
Accrued expenses	767	776

Total current liabilities	1,614	1,933
Long-term debt	317	300
Deferred tax liabilities	282	463

Total liabilities	2,213	2,696

Commitments and contingencies
Shareholders' equity:
Series A non-voting convertible preferred stock, no par value; 150,000 shares authorized, none and 75,750 issued and outstanding, respectively	—	76
Common stock, no par value; 900,000,000 shares authorized; 350,474,089 and 335,676,889 shares issued and outstanding, respectively	1,673	1,502
Acquisition-related deferred stock compensation	(12)	—
Accumulated other comprehensive income	3	244
Retained earnings	2,194	2,285

Total shareholders' equity	3,858	4,107

Total liabilities and shareholders' equity	$6,071	$6,803

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	June 30, 2001	July 1, 2000
Cash and cash equivalents, beginning of the period	$1,191	$1,326

Operating Activities:
Net income (loss)	(91)	616
Cumulative effect of accounting change, net of taxes	(12)	—
Adjustments to reconcile net income (loss) to cash generated by (used for) operating activities:
Depreciation and amortization	72	66
Provision (benefit) for deferred income taxes	(54)	152
Loss on sale of property, plant, and equipment	4	—
Gains on non-current investments, net	(74)	(284)
Purchased in-process research and development	11	—
Changes in operating assets and liabilities:
Accounts receivable	355	(286)
Inventories	14	15
Other current assets	66	18
Other assets	(59)	(21)
Accounts payable	(310)	228
Other current liabilities	(12)	164

Cash generated by (used for) operating activities	(90)	668

Investing Activities:
Purchase of short-term investments	(3,008)	(3,023)
Proceeds from maturities of short-term investments	3,747	2,441
Purchase of non-current investments	(1)	(232)
Proceeds from sales of non-current investments	334	288
Proceeds from sale of property, plant, and equipment	—	11
Purchase of property, plant, and equipment	(69)	(76)
Other cash used for investing activities	(7)	(18)

Cash generated by (used for) investing activities	996	(609)

Financing Activities:
Proceeds from issuance of common stock	24	50
Cash used for repurchase of common stock	—	(91)

Cash generated by (used for) financing activities	24	(41)

Increase in cash and cash equivalents	930	18

Cash and cash equivalents, end of the period	$2,121	$1,344

Supplemental cash flow disclosures:
Cash paid for interest	$10	$10
Cash paid for income taxes, net	$34	$36
Noncash transactions:
Issuance of common stock for conversion of Series A Preferred Stock	$76	$—

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies

Basis of Presentation and Preparation

    Interim information is unaudited; however, in the opinion of the Company's management, all adjustments of a normal recurring nature and other adjustments necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2000, included in its Annual Report on Form 10-K for the year ended September 30, 2000 (the 2000 Form 10-K). Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its first fiscal quarter. Consequently, an additional week was added to the first quarter of fiscal 2000.

Derivative Financial Instruments

    On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect-type adjustment to other comprehensive income of approximately $12 million, substantially all of which was reclassified to earnings by the end of the second quarter of fiscal 2001. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income. Additional information regarding the Company's adoption of SFAS No. 133 and accounting for derivatives may be found in Note 6, "Derivative Financial Instruments."

Recent Accounting Pronouncements

    SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

    The Company is required to adopt the provisions of SFAS No. 141 immediately. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. However, the Company may choose early adoption effective in the first quarter of its fiscal 2002. Prior to adoption of SFAS No. 142, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in a purchase business combination completed prior to July 1, 2001, will continue to be amortized prior to adoption of SFAS No. 142.

    Adoption of SFAS No. 142 will require that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    As of June 30, 2001, the Company has unamortized goodwill of approximately $52.3 million, and unamortized identifiable intangible assets of approximately $7.3 million. The Company recognized amortization expense related to goodwill of $3.5 million during the third quarter of 2001, and amortization expense of $1.2 million related to identifiable intangible assets. These amounts for both unamortized intangibles balances and quarterly amortization expense reflect accounting pursuant to existing accounting standards. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these standards on the Company's financial results at the date of this report, including whether any reclassifications will be necessary in order to conform with the new criteria for recognition of intangible assets apart from goodwill.

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

Note 2—Earnings Per Share

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method. Common stock options and convertible preferred stock were not included in the computation of diluted loss per share for the nine month period ended June 30, 2001, as their effect was antidilutive. On June 21, 2000, the Company effected a two-for-one stock split in the form of a Common Stock dividend to shareholders of record as of May 19, 2000. All per share data and numbers of Common shares have been retroactively adjusted to reflect the stock split.

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income (loss) and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	6/30/01	7/1/00	6/30/01	7/1/00
Numerator (in millions):
Income (loss) before accounting change	$61	$200	$(103)	$616

Net income (loss)	$61	$200	$(91)	$616

Denominator:
Denominator for basic earnings (loss) per share— weighted average-shares outstanding	348,765	325,040	343,877	323,770
Effect of dilutive securities:
Convertible preferred stock	—	18,182	—	18,182
Dilutive options	10,147	18,595	—	17,976

Dilutive potential common shares	10,147	36,777	—	36,158

Denominator for diluted earnings (loss) per share	358,912	361,817	343,877	359,928

Basic earnings (loss) per share before accounting change	$0.17	$0.62	$(0.30)	$1.90
Cumulative effect of accounting change, net of tax	—	—	$0.04	—

Basic earnings (loss) per share after accounting change	$0.17	$0.62	$(0.26)	$1.90

Diluted earnings (loss) per share before accounting change	$0.17	$0.55	$(0.30)	$1.71
Cumulative effect of accounting change, net of tax	—	—	$0.04	—

Diluted earnings (loss) per share after accounting change	$0.17	$0.55	$(0.26)	$1.71

    Options to purchase approximately 45 million shares of common stock were outstanding as of June 30, 2001 that were not included in the computation of diluted earnings per share for the third quarter of 2001 because the options' exercise price was greater than the average market price of the Company's common stock during this period and, therefore, the effect would be antidilutive. At June 30, 2001, the Company had outstanding options to purchase approximately 97.1 million shares of its common stock, all of which were excluded from the computation of diluted loss per share for the nine month period then ended because the effect would have been antidilutive.

Note 3—Consolidated Financial Statement Details (in millions)

Inventories

	6/30/01	9/30/00
Purchased parts	$—	$1
Work in process	—	2
Finished goods	19	30

Total inventories	$19	$33

Property, Plant, and Equipment

	6/30/01	9/30/00
Land and buildings	$337	$324
Machinery and equipment	191	185
Office furniture and equipment	62	60
Leasehold improvements	137	131
Accumulated depreciation and amortization	(380)	(387)

Net property, plant, and equipment	$347	$313

Internal-Use Software (included in other assets)

	6/30/01	9/30/00
Cost of internal-use software	$252	$182
Accumulated amortization	(106)	(76)

Net internal-use software	$146	$106

Accrued Expenses

	6/30/01	9/30/00
Accrued compensation and employee benefits	$114	$176
Accrued marketing and distribution	153	149
Accrued warranty and related costs	101	108
Other current liabilities	399	343

Total accrued expenses	$767	$776

Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
	6/30/01	7/1/00	6/30/01	7/1/00
Interest income	$51	$55	$175	$151
Interest expense	(4)	(5)	(14)	(15)
Other income, net	(2)	2	16	5

Interest and other income, net	$45	$52	$177	$141

Note 4—Non-Current Debt and Equity Investments and Other Strategic Investments

    As of June 30, 2001, the Company held investments in ARM Holdings plc (ARM), Akamai Technologies, Inc. (Akamai) and EarthLink, Inc. (EarthLink). These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. If it is determined that a decline in value of any of these investments is other than temporary, then the investment's basis is written down to fair value, and the write down would be included in other income as a loss. Realized gains on the sale of portions of these investments have been classified as gains on non-current investments, net in the condensed consolidated statements of operations. The Company believes it is likely there will be significant fluctuations in the fair value of these investments in the future.

ARM Holdings

    ARM is a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology. As of September 30, 2000, the Company held 34.8 million shares of ARM stock with a fair value of $383 million. As of June 30, 2001, the Company held 5.0 million shares of ARM stock with a fair value of $19 million. The following table sets forth information regarding the sales of ARM stock during the first nine months of fiscal 2001 and fiscal 2000 (in millions):

	For the Three Months Ended		For the Nine Months Ended
	6/30/01	7/1/00	6/30/01	7/1/00
Shares sold:	3.1	5.0	29.8	38.0
Net proceeds	$12	$51	$176	$288
Gain before taxes	$12	$50	$174	$284

Akamai

    In June 1999, the Company invested $12.5 million in Akamai, a global Internet content delivery service. The investment was in the form of convertible preferred stock that converted into 4.1 million shares of Akamai common stock (adjusted for subsequent stock splits) at the time of Akamai's initial public offering in October 1999. Beginning in the first quarter of 2000, the Company categorized its shares in Akamai as available-for-sale. The fair value of the Company's investment in Akamai was approximately $216 million and $29 million as of September 30, 2000 and June 30, 2001, respectively. During the first quarter of 2001, the Company sold 1 million shares of Akamai stock for net proceeds of approximately $39 million and a gain before taxes of approximately $36 million. The Company sold no shares of Akamai stock during the second or third quarters of 2001.

EarthLink

    In January 2000, the Company invested $200 million in EarthLink, an Internet service provider (ISP). The investment is in EarthLink's Series C Convertible Preferred Stock, which is convertible by the Company after January 4, 2001, into approximately 7.1 million shares of EarthLink common stock. Concurrent with this investment, EarthLink and the Company entered into a multi-year agreement to deliver ISP service to Macintosh users in the United States. Under the terms of the agreement, the Company profits from each new Mac customer that subscribes to EarthLink's ISP service for a specified period of time, and EarthLink is the default ISP in Apple's Internet Setup Software included with all Macintosh computers sold in the United States. As of March 31, 2001, the Company determined that the decline in the fair value of its investment in EarthLink was other than temporary requiring that its cost basis be written down to fair value as a new cost basis and the amount of the write down be included in earnings. As a result, the Company recognized a $114 million charge to earnings to write down the basis of its investment in EarthLink to $86 million. This charge was included in gains on non-current investments, net. The fair value of the Company's investment in EarthLink as of June 30, 2001 was approximately $98 million.

Samsung

    During the fourth quarter of 1999, the Company invested $100 million in Samsung Electronics Co., Ltd. (Samsung) to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment was in the form of three year unsecured bonds that were convertible into approximately 550,000 shares of Samsung common stock, or GDR equivalents, beginning in July 2000. The bonds carried an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity. During the second quarter of fiscal 2001, the Company sold this investment for book value, including accrued interest. Net proceeds of approximately $117 million were received by the Company during the third quarter and were reflected in other current assets as of March 31, 2001.

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

Other Strategic Investments

    The Company has additional minority debt and equity investments in several privately held technology companies with a book value of approximately $18 million as of June 30, 2001. These investments, which are reflected in the consolidated balance sheets in other assets, are inherently risky because the products and/or markets of these companies are typically not fully developed. During the second quarter of fiscal 2001, the Company determined that the decline in fair value of certain of these investments was other than temporary and, accordingly, recognized a charge to earnings of approximately $8 million.

Note 5—Shareholder's Equity

Stock Repurchase Plan

    In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2000, the Company repurchased a total of 2.55 million shares of its common stock at a cost of $116 million. No shares were repurchased during the first nine months of 2001. Since inception of the plan, the Company has repurchased a total of 5.05 million shares of its common stock at a cost of $191 million.

Preferred Stock

    In August 1997, the Company and Microsoft Corporation (Microsoft) entered into patent cross licensing and technology agreements. In addition, Microsoft purchased 150,000 shares of Apple Series A nonvoting convertible preferred stock ("preferred stock") for $150 million. These shares were convertible by Microsoft after August 5, 2000, into shares of Apple common stock at a conversion price of $8.25 per share. On September 15, 2000, 74,250 shares of preferred stock were converted to 9 million shares of the Company's common stock. In the first quarter of 2001, an additional 72,450 shares of preferred stock were converted to 8.8 million shares of the Company's common stock. In the second quarter of 2001, the remaining 3,300 shares of preferred stock were converted to 400,000 shares of the Company's common stock.

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

Foreign Exchange Risk Management

    The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risk associated with expected future cash flows, existing assets and liabilities, and certain firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments.

    In accordance with SFAS No. 133, hedges related to anticipated transactions are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly. For currency forward contracts, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. For currency option contracts, hedge effectiveness is measured based on changes in the option's intrinsic value. Apple defines intrinsic value as the present value of the gain or loss on the option contract calculated from the option's strike price to the forward rate associated with the option's cash settlement date. Hedge effectiveness is assessed by comparing the present value of the cumulative change in expected future cash flows on the forecasted transaction attributable to the hedged risk with the cumulative change in the intrinsic value of the option. Changes in the expected future cash flows on the forecasted transaction and changes in the intrinsic value of the option hedge are both measured from the option strike price to the forward exchange rate. Changes in fair value of the option contract attributable to time value are excluded from the measurement of hedge effectiveness and are recognized in current earnings. The effective portions of the net gains or losses on derivative instruments are reported as components of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any residual changes in fair value of the instruments, including option time value or other ineffectiveness, are recognized in current earnings in interest and other income and expense.

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

    Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within 60 days subsequent to the initial time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings in interest and other income. Any subsequent changes in fair value of such derivative instruments are also reflected in current earnings unless they are re-designated as hedges of other transactions.

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

Derivative Activity in Accumulated Other Comprehensive Income

    As of June 30, 2001, the Company had net deferred gains associated with cash flow hedges of approximately $31 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the second quarter of fiscal 2002. The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company for the three and nine months period ended June 30, 2001 (in millions):

	Three Months Ended 6/30/01	Nine Months Ended 6/30/01
Cumulative effect of adopting SFAS No. 133	$—	$12
Changes in fair value of derivatives	18	53
Derivative gains reclassified from OCI	(16)	(34)

Change in unrealized derivative gains	$2	$31

Note 7—Comprehensive Income

    Comprehensive income is comprised of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, changes in fair value of derivatives designated as and effective as cash flow hedges, and unrealized gains and losses, net of taxes, on marketable securities categorized as available-for-sale. Refer to Note 4, "Non-Current Debt and Equity Investments and Other Strategic Investments" for additional information regarding unrealized gains and losses on available-for-sale securities and Note 6, "Derivative Financial Instruments" for other information regarding accounting for derivative financial instruments.

    The components of comprehensive income, net of tax, are as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	6/30/01	7/1/00	6/30/01	7/1/00
Net income (loss)	$61	$200	$(91)	$616
Other comprehensive income:
Change in unrealized derivative gains	2	—	31	—
Change in accumulated translation adjustment	(2)	(2)	(6)	(8)
Unrealized gains (losses) on investments	5	(157)	(183)	648
Reclassification adjustment for investment gains included in net income	(8)	(37)	(83)	(211)

Total comprehensive income (loss)	$58	$4	$(332)	$1,045

    The components of accumulated other comprehensive income, net of tax, are as follows (in millions):

	6/30/01	9/30/00
Unrealized gain on investments	$31	$297
Unrealized gains on derivative instruments	31	—
Cumulative translation adjustments	(59)	(53)

Accumulated other comprehensive income	$3	$244

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

Note 9—Segment Information and Geographic Data

    The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, and Japan. The Americas segment includes both North and South America. The European segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, the Company's subsidiary, Filemaker, Inc., and the Company's recently formed Retail segment. Each reportable operating segment provides similar products and services, and the accounting policies of the various segments are the same as those described in the 2000 Form 10-K. Additional information regarding the Company's new Retail segment may be found in this Form 10-Q in Item 2 under the headings "Segment Operating Performance," and "Factors That May Affect Future Results and Financial Condition."

    The Company evaluates the performance of its operating segments based on net sales and operating income. Operating income for each segment includes revenue, cost of sales, and operating expenses directly attributable to the segment. Net sales are based on the location of the customers. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the reportable segment. Costs excluded from segment operating income include various corporate expenses, income taxes, and nonrecurring charges for purchased in-process research and development, restructuring, and acquisition related costs. Corporate expenses include research and development; manufacturing expenses not included in segment cost of sales, including variances between standard and actual manufacturing costs; corporate marketing expenses; and other separately managed general and administrative expenses. The Company does not include intercompany transfers between segments for management reporting purposes. Summary information by segment follows (in millions):

	Three Months Ended		Nine Months Ended
	6/30/01	7/1/00	6/30/01	7/1/00
Americas:
Net sales	$843	$1,021	$2,123	$3,199
Operating income(loss)	$82	$155	$60	$458
Europe:
Net sales	$275	$353	$956	$1,448
Operating income	$23	$23	$46	$200
Japan:
Net sales	$244	$303	$542	$1,064
Operating income	$53	$81	$62	$292
Other segments:
Net sales	$113	$148	$292	$402
Operating income	$9	$47	$35	$111

    A reconciliation of the Company's segment operating income to the condensed consolidated financial statements follows (in millions):

	Three Months Ended		Nine Months Ended
	6/30/01	7/1/00	6/30/01	7/1/00
Segment operating income	$167	$306	$203	$1,061
Corporate expenses, net	(125)	(138)	(589)	(525)
Purchased in-process R&D	(11)	—	(11)	—
Restructuring costs	—	—	—	(8)
Executive bonus	—	—	—	(90)

Total operating income (loss)	$31	$168	$(397)	$438

    Information regarding net sales by product is as follows (in millions):

	Three Months Ended		Nine Months Ended
	6/30/01	7/1/00	6/30/01	7/1/00
Power Macintosh (a)	$415	$643	$1,199	$2,055
PowerBook	261	286	686	750
iMac	290	453	841	1,788
iBook	259	163	475	688
Software, service, and other net sales	250	280	712	832

Total net sales	$1,475	$1,825	$3,913	$6,113

  (a)
  Includes amounts previously reported as Power Macintosh G4 Cube

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

Note 11—Acquisition of PowerSchool, Inc.

    In May 2001, the Company acquired PowerSchool, Inc., a provider of web-based student information systems for K-12 schools and districts that enables schools to record, access, report, and manage their student data and performance in real-time, and gives parents real-time web access to track their children's progress.

    The purchase price of approximately $66.1 million consisted of the issuance of approximately 2.4 million shares of Apple common stock with a fair value of $61.2 million, the issuance of stock options with a fair value of $4.5 million, and $300,000 of direct transaction costs. The fair value of the common stock options issued was determined using a Black-Scholes option pricing model with the following assumptions: volatility of 67%, expected life of 4 years, dividend rate of 0%, and risk-free rate of 4.73%. The portion of the purchase consideration related to approximately 445,000 shares that are contingent on the continuing employment of certain employees, and the intrinsic value of assumed stock options related to future services, have been classified as deferred stock compensation within shareholders' equity. Total consideration was allocated as follows (in millions):

Net tangible assets acquired	$0.2
Deferred stock compensation	12.8
Identifiable intangible assets	2.6
In-process research and development	10.8
Goodwill	39.7

Total consideration	$66.1

    The amount of the purchase price allocated to purchased in-process research and development (IPR&D) was expensed upon acquisition, because the technological feasibility of products under development had not been established and no alternative future uses existed. The IPR&D relates to technologies representing processes and expertise employed to design, develop, and deploy a functioning, scalable web-based student information system for use by K-12 schools. At the date of the acquisition, the product under development was approximately 50% complete, and it was expected that the remaining 50% would be completed during the Company's fiscal 2002 at a cost of approximately $9.25 million. The remaining efforts include completion of coding, finalizing user interface design and development, and testing. The fair value of the IPR&D was determined using the income approach, which reflects the projected free cash flows that will be generated by the IPR&D projects and that is attributable to the acquired technology, and discounting the projected net cash flows back to their present value using a discount rate of 25%. The goodwill and acquired intangibles are being amortized over their estimated useful lives of eight and three years, respectively. Deferred stock compensation associated with restricted stock and options is being amortized over the required future vesting period of three years.

Note 12—Subsequent Event: Acquisition of Spruce Technologies, Inc.

    On July 9, 2001, the Company acquired Spruce Technologies, Inc. for $16 million in cash. The acquisition will be accounted for as a purchase. Spruce is a privately-held company that develops and markets DVD authoring products.

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

Results of Operations

    Tabular information (dollars in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	6/30/01	7/01/00	Change	6/30/01	7/01/00	Change
Net sales	$1,475	$1,825	(19)%	$3,913	$6,113	(36)%
Macintosh CPU unit sales (in thousands)	827	1,016	(19)%	2,237	3,436	(35)%
Gross margin	$434	$543	(20)%	$798	$1,699	(53)%
Percentage of net sales	29.4%	29.8%		20.4%	27.8%
Research and development	$111	$97	14%	$314	$279	13%
Percentage of net sales	7.5%	5.3%		8.0%	4.6%
Selling, general and administrative	$281	$278	1%	$870	$884	(2)%
Percentage of net sales	19.1%	15.2%		22.2%	14.4%
Special charges	$—	$—	NM	$—	$98	(100)%
Purchased in-process research and development	$11	$—	100%	$11	$—	100%
Gains on non-current investments, net	$11	$50	(78)%	$74	$284	(74)%
Interest and other income, net	$45	$52	(13)%	$177	$141	26%
Provision (benefit) for income taxes	$26	$70	(63)%	$(43)	$247	(117)%
Effective tax rate	29.9%	25.9%		29.5%	28.6%
Net income (loss) before accounting change	$61	$200	(70)%	$(103)	$616	(117)%
Effect of accounting change, net	$—	$—	NM	$12	$—	100%
Net income (loss)	$61	$200	(70)%	$(91)	$616	(115)%
Basic earnings (loss) per share before accounting change	$0.17	$0.62	(73)%	$(0.30)	$1.90	(116)%
Diluted earnings (loss) per share before accounting change	$0.17	$0.55	(69)%	$(0.30)	$1.71	(117)%
Basic earnings (loss) per share after accounting change	$0.17	$0.62	(73)%	$(0.26)	$1.90	(114)%
Diluted earnings (loss) per share after accounting change	$0.17	$0.55	(69)%	$(0.26)	$1.71	(115)%

NM: Not Meaningful

Net Sales

    Net sales for reportable operating segments and Macintosh unit sales by reportable operating segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

	Three Months Ended			Nine Months Ended
	6/30/01	7/1/00	Change	6/30/01	7/1/00	Change
Americas net sales	$843	$1,021	(17)%	$2,123	$3,199	(34)%
Europe net sales	$275	$353	(22)%	$956	$1,448	(34)%
Japan net sales	$244	$303	(19)%	$542	$1,064	(49)%
Other net sales	$113	$148	(24)%	$292	$402	(27)%
Americas Macintosh unit sales	500	570	(12)%	1,236	1,819	(32)%
Europe Macintosh unit sales	152	222	(31)%	581	886	(34)%
Japan Macintosh unit sales	128	165	(22)%	296	574	(48)%
Other Macintosh unit sales	47	59	(20)%	124	157	(21)%

Total Macintosh unit sales	827	1,016	(19)%	2,237	3,436	(35)%

Power Macintosh unit sales (a)	225	351	(36)%	689	1,060	(35)%
PowerBook unit sales	106	113	(6)%	287	297	(3)%
iMac unit sales	306	447	(31)%	915	1,623	(44)%
iBook unit sales	190	105	81%	346	456	(24)%

Total Macintosh unit sales	827	1,016	(19)%	2,237	3,436	(35)%

  (a)
  Includes amounts previously reported as Power Macintosh G4 Cube

    Net sales decreased $2.2 billion or 36% during the first nine months of 2001 compared to the same period in 2000, while Macintosh unit sales for the first nine months of 2001 fell 35% from the same period in 2000. Demand for all of the Company's products, particularly consumer demand, continued to be negatively impacted across all geographic regions by unfavorable global economic conditions.

    The first quarter of 2001 was particularly impacted. Net sales decreased 57% to $1.007 billion during the first quarter of 2001 compared to the same quarter in 2000 and decreased 46% from the fourth quarter of 2000. Both the year-over-year and sequential declines in net sales during the first quarter of 2001 were attributable to several factors including continued deterioration in worldwide demand for personal computers and rebate programs and price cuts instituted by the Company during the quarter that cost the Company approximately $138 million. In addition, the Company implemented a plan during the first quarter to reduce substantially the level of inventory in its distribution channels from the amounts at the end of fiscal 2000 to lower levels by the end of the first quarter of 2001. The Company ended fiscal 2000 with substantially more inventory in its distribution channels than planned due to the lower than expected sell-through of the Company's products during the fourth quarter of that year. The Company reduced channel inventory during the first quarter by approximately 300,000 units. These factors contributed to the 52% year-over-year decline during the first quarter in total Macintosh unit sales that were experienced across the Company's entire product line. These factors also reduced the average revenue per Macintosh unit shipped (a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales) during the first quarter of 2001 to $1,476, a decline of approximately 12% from the same period in 2000.

    Third quarter net sales declined 19% from the same period last year, a reflection of continued pressure on the overall worldwide demand for personal computers. On a year-over-year basis, quarterly net sales and Macintosh unit sales were down in all of the Company's operating segments, and net sales and unit sales by product were down for each Macintosh product category except iBook. Net sales rose sequentially during the third quarter of 2001 by $44 million or 3% while quarterly Macintosh unit sales rose sequentially by 10% to 827,000 units. Two primary factors led to these sequential increases. First, combined unit sales of the portable systems, PowerBook and iBook, rose 57% during the third quarter from the second quarter, and were 36% higher than in the same quarter in 2000. The increase in unit sales of portable systems is attributable to the strong demand for redesigned iBooks introduced during the third quarter and for the Titanium PowerBook G4 which was introduced during the second quarter. Second, as discussed below, the Americas segment was impacted favorably during the third quarter of 2001 by strong U.S. education sales.

    Despite overall sequential growth in both net sales and unit sales during the third quarter of 2001, several factors combined to partially offset the impact of strong portable systems and education sales during the quarter. First, unit sales of Power Macintosh systems declined sequentially 14% during the third quarter and were down 36% from the third quarter of 2000. In addition to being negatively impacted by general economic conditions, the Company believes that many of its professional users are delaying upgrades of their Power Macintosh systems due to the Company's ongoing transition to Mac OS X, its new operating system, and in anticipation of new Power Macintosh systems using faster PowerPC G4 microprocessors. Power Macintosh unit sales were also negatively affected by the Company's efforts to exit the third quarter with reduced levels of Power Macintosh units in its distribution channels in anticipation of planned upgrades to Power Macintosh systems early in the fourth quarter of 2001. Second, as discussed below, demand in Europe was particularly weak during the third quarter. Third, the sequential increase in Macintosh unit sales experienced during the third quarter of 2001 was partially offset by a sequential 7% decline in the average revenue per Macintosh system, a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales. The decline in the average revenue per Macintosh system reflects the shift in unit mix during the third quarter towards lower priced consumer and education oriented iBook and iMac systems. Fourth, sequential increases in net sales during both the second and third quarters were partially offset by a continuation in the Company's plan to reduce inventory in its distribution channels. These efforts resulted in further reductions in channel inventories during the second and third quarters of 2001 of approximately 100,000 units and 45,000 units, respectively.

Outlook

    For the fourth quarter of 2001, the Company anticipates net sales and profitability will improve slightly from the third quarter and that margins and recurring operating expenses will be comparable to levels experienced in the third quarter.

    The foregoing statements concerning the Company's anticipated net sales, profitability, margins, and recurring operating expenses for the fourth quarter of 2001 are forward-looking. The Company's actual results could differ. The Company's future operating results and financial condition are dependent upon general economic conditions, market conditions within the PC industry, and the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Some of the potential risks and uncertainties that could affect the Company's future operating results and financial condition are discussed throughout this Item 2, including the discussion under the heading "Factors That May Affect Future Results and Financial Condition."

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

Americas

    Net sales in the Americas segment during the third quarter of 2001 decreased $178 million or 17% compared to the same period in 2000. However, third quarter net sales in the Americas segment increased sequentially from the second quarter $76 million or 10%. Overall, during the first nine months of 2001, the Americas segment's net sales and unit sales declined 34% and 32%, respectively, from the same period in 2000. The operating performance of the Americas segment for both the third quarter and the first nine months of 2001 reflects the Company's overall performance characterized by significant declines in year-over-year quarterly net sales and units sales, particularly during the first quarter and particularly in consumer channels, with some sequential recovery in total unit sales during the second and third quarters of 2001. The Americas segment was impacted favorably during the third quarter of 2001 by strong U.S. education sales. Unit sales during the third quarter in the U.S. education channel rose seasonally by 58% from the second quarter and increased from the third quarter of last year by 7%. There was also a pronounced shift in the education market towards portable systems reflecting the acceptance of the Company's new portable products, particularly the iBook, and reflective of a general shift in demand in the U.S. education market towards portable versus desktop systems. During the third quarter of 2001, portable systems accounted for 31% of total unit sales in the Company's U.S. education market as compared to 23% during the second quarter and 20% during the third quarter of 2000.

Europe

    Net sales in the Europe segment decreased $78 million or 22% during the third quarter of 2001 as compared to the same quarter in 2000, and decreased sequentially from the second quarter $80 million or 23%. Unit sales of desktop systems, Power Macintosh and iMac, during the third quarter were impacted by worsening economic conditions and weak consumer spending in Europe, falling 40% from the second quarter and 46% from the third quarter in 2000. Declines in unit sales of desktop systems in Europe were only partially offset by increases in sales of portable systems, which rose 46% from the second quarter but fell 7% from the third quarter of 2000.

Japan

    The Japan segment's net sales for the third quarter of 2001 rose 14% from the second quarter, but fell 19% from the same period in 2000. Although unit sales and net sales have increased sequentially in each of the last two quarters, the Japan segment has been particularly affected by current unfavorable economic conditions. Total unit sales in Japan for the first nine months of 2001 were down 48% from the same period in 2000. Despite sequential and year-over-year increases in iBook unit sales during the third quarter 2001, the Japan segment's combined unit sales of iMacs and iBooks during the first nine months of 2001 were down 63% over the same time in 2000, reflecting the continuing harsh consumer climate in Japan.

Retail Segment

    On May 15, 2001, the Company announced plans to open 25 retail stores in the United States by the end of December 2001. The Company anticipates opening additional stores in calendar 2002. The Company intends to locate its retail stores in major markets in high traffic locations in shopping malls and urban shopping districts. In addition to its own hardware and software products, the Company's retail stores will carry in inventory a variety of third-party hardware and software and provide certain hardware support services. The Company plans to utilize approximately $85 million for capital expenditures related to its Retail segment from inception through December of 2001. As of June 30, 2001, the Company has entered into operating leases necessary to support its existing retail expansion plans resulting in incremental operating lease commitments of approximately $203 million with terms extending between 5 and 12 years. The Company currently expects the Retail segment to break-even in the first quarter of fiscal 2002 and generate a slight profit for all of fiscal 2002.

    The foregoing statements concerning the expected results of the Retail segment and the Company's planned investment in its Retail segment are forward-looking. The Retail segment's future results could differ. Results for this segment are dependent upon a number of risks and uncertainties, some of which are discussed throughout this Item 2, including the discussion under the heading "Factors That May Affect Future Results and Financial Condition."

Gross Margin

    Gross margin of 29.4% for the third quarter of 2001 was favorably impacted by declining component costs, especially for DRAM, hard drives, and flat panel screens, and by increased sales of relatively higher margin software products. The negative impact on margins of a shift in product mix away from higher-priced, higher margin Power Macintosh systems was partially offset by the shift towards higher-margin portable system sales.

    Gross margin for the first nine months of 2001 declined to 20.4% from 27.8% during the same period in 2000. This decline is the result of gross margin of negative 2.1% experienced during the first quarter of 2001 compared to 25.9% gross margin for the same quarter in 2000. In addition to lower than normal net sales, margins were negatively impacted during the first quarter of 2001 by the rebate programs and price cuts discussed above instituted by the Company that decreased revenue by approximately $138 million. Additionally, actual and forecasted declines in net sales caused the Company to recognize during the first quarter of 2001 approximately $122 million of charges associated with purchase order cancellations and loss commitments for component purchases. Without these charges, gross margin for the first quarter of 2001 would have been approximately 21%, and gross margin for the first nine months of fiscal 2001 would have been approximately 26%.

    There can be no assurance that historical or current gross margin will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, the Company believes that gross margin and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industrywide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, which may include higher unit sales of consumer products with lower average selling prices and lower gross margins. Gross margin could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

Operating Expenses

    Selling, general and administrative expenses increased $3 million or 1% during the third quarter of 2001 as compared to the same period in 2000 and decreased $14 million or 2% during the first nine months of 2001 as compared to the same period in 2000. Recurring selling, general, and administrative expenses have remained relatively stable over the last six quarters as a result of the Company's efforts to stabilize such costs in light of lower net sales.

    Expenditures for research and development increased 14% between the third quarter of fiscal 2001 and the same quarter in 2000 and increased 13% during the first nine months of 2001 compared to the same period in 2000. These increases resulted primarily from increased spending in 2001 to support product development activities and increased research and development headcount.

    In May of 2001, the Company acquired PowerSchool, Inc., a provider of web-based student information systems for K-12 schools and districts that enables schools to record, access, report, and manage their student data and performance in real-time, and gives parents real-time web access to track their children's progress. From the total purchase consideration of $66 million, $11 million was allocated to purchased in-process research and development (IPR&D) and expensed upon acquisition, because the technological feasibility of products under development had not been established and no alternative future uses existed. Additional information regarding the Company's acquisition of PowerSchool may be found in Note 11 of the Notes to Condensed Consolidated Financial Statements contained in this Form 10-Q.

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

Total Interest and Other Income (Expense), Net

Gains and Losses on Non-current Investments

    During the first, second, and third quarters of fiscal 2001, the Company recognized gains on sale of shares of its investment in ARM Holdings plc (ARM) of $35 million, $127 million, and $12 million, respectively. During the first, second, and third quarters of fiscal 2000, the Company recognized gains on sale of shares of its investment in ARM of $100 million, $134 million, and $50 million, respectively. During the first quarter of 2001, the Company recognized a gain of $36 million on sale of shares of its investments in Akamai Technologies, Inc. As of the end of the second quarter of 2001, the Company determined that the decline in the fair value of its investment in EarthLink, Inc. (EarthLink) was other than temporary requiring that its cost basis be written down to fair value as a new cost basis and the amount of the write down be included in earnings. As a result, the Company recognized a $114 million charge to earnings to write down the basis of its investment in EarthLink to $86 million. Also during the second quarter of fiscal 2001, the Company determined that the decline in fair value of certain of its strategic investments in privately held companies was other than temporary and, accordingly, recognized a charge to earnings of approximately $8 million.

Accounting for Derivatives and Cumulative Effect of Accounting Change

    On October 1, 2000, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in favorable cumulative-effect-type adjustment to net income of approximately $12 million for the first quarter of 2001. The $17 million gross transition adjustment was comprised of a $23 million favorable adjustment for the restatement to fair value of the derivative component of the Company's investment in Samsung Electronics Co., Ltd. (Samsung), partially offset by the unfavorable adjustments to certain foreign currency and interest rate derivatives. Management does not believe that adoption of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income. SFAS No. 133 also required the Company to adjust the carrying value of the derivative component of its investment in Samsung to earnings during the first quarter of 2001, the before tax effect of which was an unrealized loss of approximately $13 million.

Interest and Other Income

    Interest and other income, net decreased $7 million or 13% to $45 million during the third quarter of 2001 compared to the same quarter in 2000 but increased $36 million or 26% for the first nine months of 2001 over the same period in 2000. This pattern reflects lower interest earnings on the Company's investment portfolio as fiscal 2001 progressed as a result of lower market interest rates. Additionally, other income and expense was higher by $11 million during the first nine months of 2001 as compared to 2000 primarily as a result of higher foreign exchange gains in 2001 and as a result of unrealized gains recognized in 2001 on the Company's asset swaps which do not qualify for hedge accounting treatment.

    The company expects interest and other income, net to decline to the range of $35 million to $40 million as declines in interest rates continue to impact earnings on the Company's investment portfolio. The foregoing statements are forward-looking. Interest and other income, net could differ from expected levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, actual future interest and other income, net may be significantly impacted by unforeseen changes in market interest rates, foreign currency exchange rates, and the fair value of the Company's short-term and long-term investments.

Provision for Income Taxes

    The Company's effective tax rate for the first nine months of 2001 was approximately 30%. This effective rate differs from the statutory federal income tax rate of 35% due primarily to the reversal of a portion of the previously established valuation allowance for tax loss and credit carryforwards net of and nondeductible charges associated with acquisitions. The Company's effective tax rate for the first nine months of 2000 was approximately 28.6% and includes the effect of the special executive bonus of $90 million accrued during that period. The effective tax rate during the first nine months of 2000 without this charge was approximately 26%.

    The Company currently believes that its effective tax rate for the remainder of fiscal 2001 will be approximately 30%. The foregoing statement is forward-looking. The Company's future tax rate could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, the actual future tax rate may be impacted by the amount and jurisdiction of foreign profits.

Liquidity and Capital Resources

    The following table presents selected financial information and statistics for each of the fiscal quarters ending on the dates indicated (dollars in millions):

	6/30/01	3/31/01	9/30/00
Cash, cash equivalents, and short-term investments	$4,218	$4,144	$4,027
Accounts receivable, net	$598	$637	$953
Inventory	$19	$10	$33
Working capital	$3,634	$3,550	$3,494
Non-current debt and equity investments	$146	$151	$786
Long-term debt	$317	$317	$300
Days sales in accounts receivable (a)	37	41	46
Days of supply in inventory (b)	2	1	2
Days payables outstanding (c)	73	84	74
Operating cash flow (quarterly)	$(33)	$(44)	$158

  (a)
  Based on ending net trade receivables and most recent quarterly net sales for each period

  (b)
  Based on ending inventory and most recent quarterly cost of sales for each period

  (c)
  Based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory

    The Company believes its balances of cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements over the next twelve months, including any cash utilized for the acquisition of capital assets and by its stock repurchase plan. During the first nine months of 2001, the Company utilized $137 million for the acquisition of property, plant, and equipment and internal-use software. The Company currently anticipates it will utilize approximately $68 million for the acquisition of property, plant, and equipment and internal-use software during the last quarter of 2001 to support further information systems enhancements, development of its Retail segment, other strategic initiatives, and normal replacement of capital assets.

    In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2000, the Company repurchased a total of 2.55 million shares of its common stock at a cost of $116 million. No shares were repurchased during the first nine months of 2001. Since inception of the plan, the Company has repurchased a total of 5.05 million shares of its common stock at a cost of $191 million.

Non-Current Debt and Equity Investments

    As of June 30, 2001, the Company holds significant investments in ARM, Akamai, and EarthLink with a combined book value of $146 million. These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. As of the end of the second quarter of 2001, the Company determined that the decline in the fair value of its investment in EarthLink was other than temporary requiring that its cost basis be written down to fair value as a new cost basis and the amount of the write down be included in earnings. As a result, the Company recognized a $114 million charge to earnings to write down the basis of its investment in EarthLink to $86 million. The Company believes it is likely there will be significant fluctuations in the fair value of these investments in the future.

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

    The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by economic uncertainty, industrywide pricing pressures and downward pressures on gross margins. The personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional personal computers may compete for market share with the Company's existing products. Several competitors of the Company have either targeted or announced their intention to target certain of the Company's key market segments, including consumer, education, and design and publishing. Additionally, several of the Company's competitors have introduced or announced plans to introduce products that mimic many of the unique design, technical features, and solutions of the Company's products. Many of the Company's competitors have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company. Additionally, the Company's future operating results and financial condition may be affected by overall demand for personal computers and general customer preferences for one platform over another or one set of product features over another.

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

Retail Operating Segment

    As discussed above under the heading "Segment Operating Performance," in May 2001, the Company announced a plan to open 25 retail stores in the United States by the end of December 2001. This plans requires substantial investment in equipment and facilities, inventory, personnel, and operating lease commitments. Despite the Company's current plan for its Retail segment to achieve profitable operations in fiscal 2002, many of the general risks and uncertainties the Company faces could also have an adverse impact on the Retail segment. These general risks and uncertainties are summarized below under the heading "Other Risk and Uncertainties" and are discussed in detail in the 2000 Form 10-K. Also, many factors unique to retail present risks and uncertainties, some of which are beyond the Company's control, that could adversely affect the Retail segment's future results, cause its actual results to differ from those currently expected, and/or have an adverse effect on the Company's consolidated results of operations. Potential risks and uncertainties unique to retail operations that could have an adverse impact on the Retail segment include, among other things, macro-economic factors that have a negative impact on general retail activity; inability to manage costs associated with store construction and operation; lack of consumer acceptance of the Company's retail approach; failure to attract new users to the Macintosh platform; inability to sell third-party hardware and software products at adequate margins; failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations; costs associated with unanticipated fluctuations in the value of Apple-branded and third-party retail inventory; and inability to obtain quality retail locations at reasonable cost.

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

Other Risk and Uncertainties

    Additional risks and uncertainties that could have an adverse impact on the Company's future operating results and financial condition include, among other things, continued or worsening worldwide and regional economic conditions, risks associated with product introductions and transitions, including the introduction of and transition to Mac OS X in 2001; risk that the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products; the Company's ability to supply products free of latent defects or other faults; increasing dependence on third-parties for manufacturing and other outsourced functions such as logistics; the availability of key components on terms acceptable to the Company; the availability of certain components and services essential to the Company's business currently obtained by the Company from sole or limited sources, including PowerPC RISC microprocessors developed by and obtained from IBM and Motorola and the final assembly of certain of the Company's products; the ability of the Company's suppliers to provide a sufficient supply of microprocessors with price/performance features that compare favorably with those supplied to the Company's competitors; the Company's ability to increase its share of the education market or maintain its existing share of the market; the continued viability of the Company's existing distribution channels; risks associated with international operations, including economic and labor conditions, regional economic problems, political instability, tax laws, and currency fluctuations; the continued support of third-party software developers and the continued availability of third-party software for particular applications including the porting of such applications to Mac OS X; the future availability of any necessary patent or other rights to technology on commercially reasonable terms; fluctuations in the product, geographic, and channel mix of the Company's net sales; the Company's ability to attract, motivate and retain key employees; volatility in and/or impairment of the fair value of certain of the Company's minority debt and equity investments; managing the continuing impact of the European Union's transition to the Euro as its common legal currency; and continued volatility of the Company's stock price.

    For a discussion of these and other factors affecting the Company's future results and financial condition, see Item 7, "Management's Discussion and Analysis—Factors That May Affect Future Results and Financial Condition" and Item 1, "Business" in the Company's 2000 Form 10-K.

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

    The Company enters into foreign exchange forward and option contracts with financial institutions primarily to protect against currency exchange risk associated with expected future cash flows, existing assets and liabilities, certain firmly committed transactions, and probable but not firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments. Foreign exchange forward contracts are carried at fair value in other current assets and liabilities.

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

Risk Management Activities

    To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of any non-hedge portfolios, the Company continually monitors its foreign currency forward and option positions, and its interest rate swap, option and floor positions both on a stand-alone basis and in conjunction with its corresponding underlying foreign currency and interest rate exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures intended to hedge, there can be no assurance the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to any non-hedge derivative instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's operating results and financial position.

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

    The Company's market risks at June 30, 2001, are not significantly different from those discussed Item 7A, "Disclosures About Market Risk" in the Company's 2000 Form 10-K. Also, refer to Note 6, "Derivative Financial Instruments" of this Form 10-Q for additional discussion regarding the Company's market risks, its accounting for derivatives, and the impact of adoption of SFAS No. 133.

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

APPLE COMPUTER, INC. (Registrant)
By:	/s/ FRED D. ANDERSON Fred D. Anderson Executive Vice President and Chief Financial Officer August 13, 2001

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
APPLE COMPUTER, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (in millions, except share and per share amounts)
APPLE COMPUTER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (in millions, except share amounts)
APPLE COMPUTER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (in millions)
APPLE COMPUTER, INC. Notes to Condensed Consolidated Financial Statements (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES