Form 10-K405
period 2001-09-29
APPLE COMPUTER INC
filed 2001-12-21
CIK 320193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-10030

APPLE COMPUTER, INC.
(Exact name of Registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	942404110 (I.R.S. Employer Identification No.)
1 Infinite Loop Cupertino, California (Address of principal executive offices)	95014 (Zip Code)

Registrant's telephone number, including area code: (408) 996-1010

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Common Share Purchase Rights
(Titles of classes)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  /x/

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $7,924,159,876 as of December 7, 2001, based upon the closing price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

351,722,532 shares of Common Stock Issued and Outstanding as of December 7, 2001

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

The Company's fiscal year ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company's fiscal calendar.

Item 1. Business

Company Background
Apple Computer, Inc. ("Apple" or the "Company") was incorporated under the laws of the state of California on January 3, 1977. The Company designs, manufactures and markets personal computers and related personal computing and communicating solutions for sale primarily to education, creative, consumer, and business customers. Substantially all of the Company's net sales over the last five years have been derived from the sale of its Apple® Macintosh® line of personal computers and related software and peripherals.

Business Strategy
Apple is committed to bringing the best possible personal computing experience to students, educators, creative professionals, businesses and consumers around the world through its innovative hardware, software, and Internet offerings. The Company believes that personal computing is entering a new era in which the personal computer will function for both professionals and consumers as the digital hub for advanced new digital devices such as digital music players, personal digital assistants, digital still and movie cameras, CD and DVD players, and other electronic devices. The attributes of the personal computer, including its ability to run complex applications, possess a high quality user interface, contain large and relatively inexpensive storage, and easily connect to the Internet in multiple ways and at varying speeds, can individually add value to these devices and interconnect them as well. Apple is the only company in the PC industry that designs and manufactures the entire personal computer – from the hardware and operating system to sophisticated applications, and ties it all together with Apple's innovative industrial design, intuitive ease-of-use, and built-in networking, graphics, and multimedia capabilities – uniquely positioning the Company to offer digital hub products and solutions.

Business Organization
The Company manages its business primarily on a geographic basis. The Company's geographic operating segments include the Americas, Europe, Japan, and Asia Pacific. The Americas segment includes both North and South America, except for the Company's Retail segment which operates Apple-owned retail stores in the United States. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan, while the Asia Pacific segment includes Australia and Asia except for Japan. Each geographic operating segment provides similar hardware and software products and similar services. Non-geographic operating segments include the Company's subsidiary, FileMaker, Inc. and the Company's Retail segment. Further information regarding the Company's operating segments may be found in Part II, Item 7 of this Form 10-K under the heading "Segment Operating Performance," and in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data," which information is hereby incorporated by reference.

Principal Hardware Products
The Company offers a range of personal computing products including desktop and notebook personal computers, related devices and peripherals, networking and connectivity products, and various third-party hardware products. All of the Company's Macintosh products utilize PowerPC® RISC-based microprocessors. Further information regarding the Company's products may be found in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Power Mac™
The Power Mac line of desktop personal computers is targeted at business and professional users and is designed to meet the speed, expansion and networking needs of the most demanding Macintosh user. With the addition of Apple server and networking software, Power Mac systems can be used as workgroup servers. Apple's SuperDrive™, a combination CD-RW/DVD-R drive that can burn DVDs which can be played in consumer DVD players, is standard equipment on high-end Power Mac models. In July 2001, the Company announced it had suspended indefinitely production and sale of the G4 Cube, a Power Mac system introduced in 2000 that was designed for users seeking more power coupled with a small size.

PowerBook®
The PowerBook family of portable computers is specifically designed to meet the mobile computing needs of professionals and advanced consumer users. The Company's current PowerBook line, the Titanium PowerBook G4, was introduced in January 2001. The Titanium PowerBook is a full-featured notebook computer that incorporates PowerPC G4 processors, TFT wide-screen active-matrix displays, and advanced networking and graphics capabilities. The Titanium PowerBook G4 is one inch thick, weighs 5.3 pounds and is encased in a pure-grade titanium body.

iMac®
The iMac line of desktop computers is targeted at education and consumer markets. Current iMac computers feature innovative industrial design, easy Internet access, built-in support for AirPort® wireless networking, fan-less operation, and PowerPC G3 processors, making them suitable for a wide range of education and consumer applications. Three of the four current iMac standard configurations come standard with slot-loading CD-RW drives.

iBook®
Designed specifically for the portable computing needs of education and consumer users, the current iBook design was introduced in May of 2001. Current iBook models weigh less than 5 pounds, feature 12.1 inch TFT active-matrix displays, offer a choice of optical drive configurations, have long battery life, and utilize PowerPC G3 processors.

iPod™
Introduced in October 2001, the iPod portable digital music player holds up to 1,000 CD-quality songs in a 6.5 ounce design. The iPod features an intuitive user interface on a 2-inch liquid crystal display, automatic synchronization with a music collection on a Macintosh via Apple's iTunes™ 2 digital music software, a high-speed FireWire® connection for power and data transfer and a 10 hour battery life. By enhancing the overall functionality and integration of the digital music player and by expanding the value of the digital music stored on a computer, the iPod represents an important and natural extension of Apple's digital hub strategy.

Peripheral Products
The Company sells certain associated Apple-branded computer hardware peripherals, including a range of high quality flat panel TFT active-matrix digital color displays and AirPort wireless networking base stations and add-in cards. The Company also sells a variety of third-party Macintosh-compatible hardware products directly to end users through both its retail and online stores, including computer printers and printing supplies, storage devices, computer memory, digital video and still cameras, personal digital assistants, digital music players and related accessories, and various other computing products and supplies.

Principal Software Products

Operating System Software
During 2001, the Company introduced the first customer release of its new client operating system, Mac OS® X, and its first significant upgrade, Mac OS X v10.1. This new operating system offers advanced functionality built on an open-source UNIX-based foundation. Mac OS X incorporates the most fundamental changes in both core technology and user interface design made by the Company to the Mac OS in a single upgrade since the original introduction of the Macintosh in 1984. Mac OS X features memory protection, pre-emptive multi-tasking, and symmetric multiprocessing. Mac OS X includes Apple's new Quartz™ 2D graphics engine (based on the Internet-standard Portable Document Format) for enhanced graphics and broad font support, and OpenGL for enhanced 3D graphics and gaming. In addition, Mac OS X features Apple's new user interface named "Aqua®," which combines superior ease-of-use with new functionality such as the "Dock," a new interface for organizing applications, documents and miniaturized windows. Included with Mac OS X are native versions of several Internet applications including Mail, Sherlock®, the Company's advanced Internet search engine, QuickTime® Player for streaming audio and video and Microsoft Internet Explorer 5.1. Mac OS X also includes a copy of Mac OS 9.2 so users can run Mac OS 9 applications natively in Mac OS 9.2 or in the Classic compatibility environment in Mac OS X. The Company also develops and distributes extensions to the Macintosh system software including utilities, languages, and developer tools.

Mac OS X Server delivers high-performance services for Internet and web serving, filing, printing, and networking services needed to manage a network of Mac and Windows clients. Based on the Mach 2.5 microkernel and the BSD 4.4 operating system, Mac OS X Server is a modern UNIX-based server built on open standards. It provides performance and stability through full pre-emptive multi-tasking, protected memory, advanced virtual memory, software RAID support, QuickTime Streaming Server software, and NetBoot; a Mac OS X Server feature allowing a network of Macintosh computers to be booted and configured from a single server.

Further information regarding the introduction of Mac OS X may be found in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Application Software
The Company has two digital video authoring/editing software titles. Final Cut Pro® 3 is a video authoring application designed to meet the demanding needs of the professional video editing environment by combining professional-quality real-time video editing, compositing, and special effects in one package. iMovie™ 2, the Company's easy-to-use consumer digital video editing software for creation of home and classroom movies, features an enhanced user interface, improved audio editing capabilities, enhanced controls for titling and transitions, and added special effects. iMovie 2 is currently preinstalled on all of the Company's Macintosh systems.

iDVD 2 is consumer oriented software that makes it easy to turn iMovie files, QuickTime files and digital pictures into DVDs that can be played on consumer DVD players. iDVD 2 simplifies DVD authoring by offering built-in professionally designed themes and drag-and-drop simplicity. The Company's other DVD application, DVD Studio Pro™, lets professional users encode video, conduct complex authoring tasks and preview finished product in real-time. Both iDVD 2 and DVD Studio Pro allow users to burn DVDs using the Power Mac G4's SuperDrive.

iTunes 2 is a digital music application for the Macintosh that lets users create and manage their own digital music library. iTunes 2 organizes music using searching, browsing and playlist features. It supports both audio and MP3 CD burning, features a graphic equalizer and cross fading between songs, and supports automatic synchronization with the music stored on an iPod, Apple's new portable digital music player. iTunes 2 is currently preinstalled on all of the Company's Macintosh systems.

AppleWorks® 6.2 is an integrated productivity application that incorporates word processing, page layout, image manipulation, spreadsheets, databases and presentations in a single application. Intended to be an easy-to-use product for the Company's consumer and education customers, AppleWorks makes it simple to create professional looking documents in the classroom and at home.

FileMaker Corporation, a wholly owned subsidiary of the Company, develops, publishes, and distributes desktop based database management application software for Mac OS and Windows-based systems. FileMaker's FileMaker® Pro database software and related products offer strong relational databases and advanced desktop-to-web publishing capabilities.

Internet Software, Integration, and Services
Apple's Internet strategy is focused on delivering seamless integration with and access to the Internet throughout the Company's product lines. Apple develops products and technologies that adhere to many industry standards in order to provide an optimized user experience through interoperability. In addition to Sherlock 2, an easy Internet Setup Assistant is included with the Mac OS.

QuickTime 5 Player, the Company's current version of its multimedia software for Macintosh and Windows platforms, features streaming of live and stored video and audio over the Internet and playback of high-quality audio and video on computers. More than 150 million copies of QuickTime Player have been distributed. Over 20,000 software applications and content CDs feature QuickTime, and more than 75 models of digital cameras from most major brands use QuickTime to capture and display their images. QuickTime Pro is a suite of software that allows creation and editing of Internet-ready audio and video files and allows a user to add special effects and other features to QuickTime movies. QuickTime Streaming Server software is the underlying server technology that powers QuickTime's ability to stream live and stored video and audio over the Internet. QuickTime Streaming Server can be downloaded for free as open source software and is included in Mac OS X Server.

WebObjects®, the Company's Java-based application server for web publishing and enterprise application development, offers a complete solution for rapid development and deployment of web applications. WebObjects features sophisticated graphical development tools, comprehensive prebuilt and reusable components, integration with numerous data sources, and robust deployment tools.

Apple currently offers three free Internet services collectively called iTools. Mac.com™ is an email service run by Apple. iDisk offers users 20 megabytes of private or public storage on Apple's Internet servers. HomePage allows users to create their own personal website hosted by Apple with personalized content including data, pictures, and movies. In addition to the three iTools services, Apple also currently offers on its corporate website iCards, an electronic greeting card service.

Third-Party Software Products
Thousands of third-party software titles and solutions are available for the Macintosh platform. The Company sells a variety of these third-party software products directly to end users through both its retail and online stores. Additional information regarding the Company's relationship with and dependence upon third-party software developers, including Microsoft Corporation, may be found in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Product Support and Services
AppleCare® offers a range of support options for Apple customers. These options include assistance that is built into software products, printed and electronic product manuals, online support including comprehensive product information as well as technical assistance, and the AppleCare Protection Plan. The AppleCare Protection Plan is a fee-based service that typically includes three years of phone support and hardware repairs, dedicated web-based support resources, and user diagnostic tools.

Apple Training offers comprehensive system administration and development training on Apple technologies, together with certification programs that test customer's skills and verify their technical proficiency. Apple Professional Services offers a range of custom, personalized technical services, including Internet consulting and setup, installation and integration services. The Company also offers specialized loan programs including loans for consumers, students, and educators. Apple also provides leasing solutions for its education institution customers and its business and design customers. The Company uses several third-party lenders to originate and carry these loans and leases.

Specialized Education Products and Services
The Company offers a variety of unique services and products to its education customers, including a separate online store for education customers offering special education price lists and promotions; special financing programs for K-12 and higher education students, faculty, and staff; a special edition of its productivity software suite, AppleWorks, that is cross platform for both Macintosh and Windows computers; the iBook Wireless Mobile Lab that allows teachers and students to share iBook computers, a printer, and a wireless network/Internet connection that are stored on a mobile cart that can be moved between classrooms; and three special Digital Media Studio solutions designed for education, including one that is integrated into a mobile cart. Additionally, Apple Professional Services offers a range of technical services to education customers.

In March of 2001, Apple acquired PowerSchool Inc., a privately held provider of web-based student information systems for K-12 schools and school districts. PowerSchool® software products give school administrators and teachers the ability to easily and cost-effectively manage student records and give parents real-time access to track their children's performance. PowerSchool offers the option of being hosted remotely with an application service provider model.

Markets and Distribution
The Company's customers are primarily in the education, creative, consumer, and business markets. Certain customers are attracted to Macintosh computers for a variety of reasons, including the reduced amount of training resulting from the Macintosh computer's intuitive ease of use, advanced graphics capabilities, industrial design features of the Company's hardware products, ability of Macintosh computers to network and communicate with other computer systems and environments, and availability of application software. Apple personal computers were first introduced to education customers in the late 1970s. Sales in the United States to both elementary and secondary schools, as well as for college and university customers, remains a core market for Apple, accounting for over 26% of net sales in 2001.

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers. During 2000 a single distributor, Ingram Micro Inc., accounted for approximately 11.5% of net sales. No other customer accounted for more than 10% of net sales during 2000, and no individual customer accounted for more than 10% of net sales in 2001 or 1999. The Company also sells many of its products and resells certain third-party products in most of its major markets directly to consumers, education customers, and certain resellers either directly, through its retail stores in the United States, or through one of its online stores around the world. During 2001, net sales attributable to the Company's online stores totaled approximately $2 billion.

Since May of 2001, the Company opened 27 retail stores in the United States. The Company anticipates opening additional stores in calendar 2002. The Company has located its retail stores in high traffic locations in shopping malls and urban shopping districts. In addition to its own hardware and software products, the Company's retail stores carry a variety of third-party hardware and software in inventory and provide certain hardware support services.

Competition
The Company is confronted by aggressive competition in all areas of its business. The market for the design, manufacture, and sale of personal computers and related software and peripheral products is highly competitive. It continues to be characterized by rapid technological advances in both hardware and software development, which have substantially increased the capabilities and applications of these products, and has resulted in the frequent introduction of new products and significant price, feature, and performance competition. Recently, price competition in the market for personal computers has been particularly intense. The Company's competitors who sell Windows-based personal computers have aggressively cut prices and lowered their product margins to gain or maintain market share in response to weakness in demand for personal computing products. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by these and other industry wide pricing pressures and downward pressures on gross margins.

The principal competitive factors in the market for personal computers are relative price/performance, product quality and reliability, design innovation, availability of software, product features, marketing and distribution capability, service and support, availability of hardware peripherals, and corporate reputation. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller, simpler, and less expensive than traditional personal computers may compete for market share with the Company's existing products.

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

Raw Materials
Although most components essential to the Company's business are generally available from multiple sources, certain key components (including microprocessors and application-specific integrated circuits ("ASICs")) are currently obtained by the Company from single or limited sources. Some other key components, while currently available to the Company from multiple sources, are at times subject to industry wide availability constraints and pricing pressures. In addition, the Company uses some components that are not common to the rest of the personal computer industry, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. If the supply of a key or single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. Consistent with industry practice, components are normally acquired through purchase orders typically covering the Company's forecasted requirements for periods from 30 to 130 days. However, the Company continues to evaluate the need for a supply contract in each situation.

The Company believes there are several component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon the Company's business and financial position. At this time, such vendors include Agere Systems, Inc., Alpha-Top Corporation, Ambit Microsystems Corporation, ATI Technologies, Inc., Darfon Electronics Corporation, Hon Hai Precision Industry Co., Ltd., IBM Corporation, Inventec Appliances Corporation, LG Electronics, Matsushita, Mitsubishi Electric Corporation, Motorola, Inc., Nvidia Corp., Philips Semiconductors, Quanta Computer, Inc., Samsung Electronics, and Solectron Corporation.

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

Research and Development
Because the personal computer industry is characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, system software, applications software, networking and communications software and solutions, and the Internet. The Company's research and development expenditures, before any charges for purchased in-process research and development, totaled $430 million, $380 million, and $314 million in 2001, 2000, and 1999, respectively.

Patents, Trademarks, Copyrights and Licenses
The Company currently holds rights to patents and copyrights relating to certain aspects of its computer systems, peripheral systems, and software. In addition, the Company has registered, and/or has applied to register, trademarks and service marks in the United States and a number of foreign countries for "Apple", the Apple silhouette logo, the Apple color logo, "Macintosh," and numerous other product trademarks and service marks. In 1986, the Company acquired ownership of the trademark "Macintosh" for use in connection with computer products. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

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

Information regarding litigation involving the Company related to alleged patent infringement is set forth in Part I, Item 3 of this Form 10-K, which information is hereby incorporated by reference.

Foreign and Domestic Operations and Geographic Data
The United States represents the Company's largest geographic marketplace. Approximately 55% of the Company's net sales in fiscal 2001 came from sales to customers inside the United States. Final assembly of products sold by the Company is conducted in the Company's manufacturing facilities in Sacramento, California, Cork, Ireland, and Singapore and by external vendors in Taiwan, Korea, Mexico, the People's Republic of China, and the Czech Republic. Margins on sales of Apple products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data," which information is hereby incorporated by reference. Additional information regarding the risks associated with international operations is set forth in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

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

Employees
As of September 29, 2001, Apple and its subsidiaries worldwide had 9,603 employees and an additional 1,831 temporary employees and contractors.

Item 2. Properties

The Company's headquarters are located in Cupertino, California. The Company has manufacturing facilities in Sacramento, California, Cork, Ireland, and Singapore. As of September 29, 2001, the Company leased approximately 3 million square feet of space, primarily in the United States, and to a lesser extent, in Europe and the Asia Pacific region. Leases are generally for terms of five to ten years, and usually provide renewal options for terms of three to five additional years.

The Company owns its manufacturing facilities in Cork, Ireland, and Singapore, which total approximately 878,000 square feet. The Company also owns a 748,000 square-foot facility in Sacramento, California, which is used as a manufacturing, warehousing and distribution center. The Sacramento and Cork facilities also house customer call centers. In addition, the Company owns 930,000 square feet of facilities located in Cupertino, California, used for research and development and corporate functions. Outside the United States, the Company owns additional facilities totaling approximately 169,000 square feet.

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

Item 3. Legal Proceedings

The Company is subject to certain legal proceedings and claims, including those described below, which have arisen in the ordinary course of business and have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would have a material adverse effect on its financial condition, liquidity or results of operations.

Articulate Systems, Inc. v. Apple Computer, Inc.
Plaintiff Articulate filed this action in March 1996 in the United States District Court in Massachusetts claiming patent infringement relating to voice recognition technology. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement, unenforceability and invalidity. The case was stayed for several months pending resolution of four summary judgment motions filed by the Company, all of which were denied by the Court. Through a series of corporate transactions the assets belonging to Plaintiff were acquired by a subsidiary, Lernout & Hauspie Speech Products N.V. ("L&H"). L&H filed for bankruptcy in November 2000 and is being liquidated as part of the bankruptcy. The case is currently stayed pending the resolution of the liquidation.

BIAX Corporation v. Apple Computer, Inc.
Plaintiff BIAX filed this action on September 5, 2001 in the United States District Court in Delaware claiming patent infringement relating to dual processor technology. IBM and Motorola were added as defendants in an amended complaint. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting a declaratory judgment for non-infringement, unenforceability and invalidity.

Dynacore Holdings Corp. v. Apple Computer, Inc.
Plaintiff Dynacore filed this action on June 6, 2001 in United States District Court for the Southern District of New York against the Company and thirteen other defendants claiming patent infringement relating to FireWire technology. Plaintiff claims that any computer system or other electronic product that uses or complies with the IEEE 1394 (aka FireWire) standard violates the patent. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. All defendants jointly moved for a stay pending the Federal Circuit's decision in Datapoint Corp. v. Standard Microsystems Corp., a case in which plaintiff claimed that its patent was infringed by products complying with the fast Ethernet standard.

Elonex IP Holdings Ltd., EIP Licensing, B.V. v. Apple Computer, Inc.
Plaintiffs filed this action on February 12, 2001 in the United States District Court in Delaware claiming patent infringement relating to a low power consumption monitor standby system. Plaintiffs have filed numerous identical lawsuits against other computer monitor manufacturers and computer systems manufacturers. Plaintiffs seek unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement, unenforceability and invalidity of the patents at issue. The parties are in discovery.

FTC Inquiry–Prado v. Apple Computer, Inc. (and related actions)
In October 1997, Apple began charging all U.S. non-education customers for live telephone technical support beyond 90 days after purchase of Apple products. In late 1997, the Federal Trade Commission (FTC) commenced an investigation into customer complaints that Apple's change in technical support practices was either unfair or contrary to earlier representations to certain customers. Four purported class action lawsuits were filed against Apple related to this change. During the fourth quarter of 1999, the regional and national offices of the FTC approved a settlement with the Company, and a settlement was approved by the Court in three of the class action suits. In November 1999, two appeals were filed objecting to the settlement. The California Court of Appeal upheld the settlement, and the California Supreme Court denied review of the Court of Appeal's decision. The settlement is stayed pending resolution of any further appeals. Settlement of these matters is not expected to be material to the Company's financial position or results of operations.

Hawaii Structural Iron Workers and Pension Trust Fund v. Apple Computer, Inc. and Steven P. Jobs; Young v. Apple Computer, Inc. et al; Hsu v. Apple Computer Inc. et al
Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company's publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously.

Microware Systems Corporation v. Apple Computer, Inc.
Plaintiff filed this action against the Company on September 1, 1999, in the United States District Court for the Southern District of Iowa. Plaintiff alleged that the Company's Mac OS 9 operating system infringed plaintiff's trademark for its real time operating system, OS-9. Plaintiff asserted claims for trademark infringement, false designation of origin, dilution and common law trademark infringement and unfair competition. On October 14, 1999, Plaintiff filed a motion for preliminary injunction seeking to enjoin the Company from using the designation "Mac OS 9" and to order the Company to cancel and withdraw all packaging and advertisements that mention "Mac OS 9." The Company opposed the motion for preliminary injunction and filed a motion for summary judgment. The Court denied the preliminary injunction motion and granted summary judgment in the Company's favor. On appeal, the United States Court of Appeals for the Eighth Circuit affirmed the District Court's decision. The matter is concluded.

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

Pitney Bowes Inc. v. Apple Computer, Inc.
Plaintiff Pitney Bowes filed this patent infringement action on June 18, 2001 in the United States District Court in Connecticut alleging patent infringement relating to laser printer technology. Plaintiff has filed similar lawsuits against other companies. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting a declaratory judgment for non-infringement, unenforceability and invalidity of the patents at issue.

Sternberg v. Apple Computer, Inc. and Gordon et al. v. Apple Computer, Inc.
Plaintiff Sternberg filed this action against the Company on March 17, 2000 in the Santa Clara County Superior Court. The case is a purported nationwide consumer class action brought on behalf of purchasers of iMac DV and iMac DV SE computers. Plaintiff alleges that Apple engaged in false advertising, unfair competition and breach of warranty, among other causes of action, by marketing and selling a DVD player with iMac DV and iMac DV SE computers where the playback was unacceptable. A companion case, Gordon et al. v. Apple Computer, Inc. was filed by largely the same plaintiffs on June 14, 2000. This case is essentially the same as Sternberg but with respect to a different computer model—the Power Macintosh G4. The Company answered both complaints, denying all allegations and alleging numerous affirmative defenses. The parties reached a settlement in August 2001 which has been preliminarily approved by the Court. Settlement of these matters is not expected to have a material adverse impact on the Company's results of operations, liquidity, or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 29, 2001.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol AAPL, on the Tokyo Stock Exchange under the symbol APPLE, and on the Frankfurt Stock Exchange under the symbol APCD. As of December 7, 2001, there were 26,992 shareholders of record.

On June 21, 2000, the Company effected a two-for-one stock split in the form of a Common Stock dividend to shareholders of record as of May 19, 2000. All share price and per share data and numbers of Common shares, have been retroactively adjusted to reflect the stock split.

The Company did not pay cash dividends in either fiscal 2001 or 2000. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

The price range per share of common stock represents the highest and lowest prices for the Company's common stock on the Nasdaq National Market during each quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2001 price range per common share	$25.22-$14.68	$27.12-$18.75	$23.75-$14.44	$26.75-$13.63
Fiscal 2000 price range per common share	$64.13-$25.38	$69.75-$40.19	$75.19-$43.25	$59.00-$28.72

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

Five fiscal years ended September 29, 2001 (In millions, except share and per share amounts)	2001	2000	1999	1998	1997
Net sales	$5,363	$7,983	$6,134	$5,941	$7,081
Net income (loss)	$(25)	$786	$601	$309	$(1,045)
Earnings (loss) per common share:
Basic	$(0.07)	$2.42	$2.10	$1.17	$(4.15)
Diluted	$(0.07)	$2.18	$1.81	$1.05	$(4.15)
Cash dividends declared per common share	$—	$—	$—	$—	$—
Shares used in computing earnings (loss) per share (in thousands):
Basic	345,613	324,568	286,314	263,948	252,124
Diluted	345,613	360,324	348,328	335,834	252,124
Cash, cash equivalents, and short-term investments	$4,336	$4,027	$3,226	$2,300	$1,459
Total assets	$6,021	$6,803	$5,161	$4,289	$4,233
Long-term debt	$317	$300	$300	$954	$951
Shareholders' equity	$3,920	$4,107	$3,104	$1,642	$1,200

Net gains before taxes related to the Company's non-current debt and equity investments of $75 million, $367 million, $230 million, and $40 million were recognized in 2001, 2000, 1999, and 1998, respectively. In 2001, the Company acquired PowerSchool, Inc., resulting in the allocation to in-process research and development of a charge of $11 million for acquired in-process technologies with no alternative future use.

Net charges related to Company restructuring actions of $8 million, $27 million and $217 million were recognized in 2000, 1999, and 1997, respectively. During 2000, the Company recognized the cost of a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the Company of approximately $90 million. In 1997, the Company acquired NeXT Software, Inc., resulting in the allocation to in-process research and development of a charge of $375 million for acquired in-process technologies with no alternative future use. Also in 1997, the Company agreed to acquire certain assets from Power Computing Corporation (PCC). The total purchase price was approximately $110 million, of which $75 million was expensed in 1997 as "termination of license agreement."

The following table sets forth quarterly results of operations for fiscal 2001 and 2000 (in millions, except unit shipment and per share amounts):

	Year Ended September 29, 2001				Year Ended September 30, 2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$1,450	$1,475	$1,431	$1,007	$1,870	$1,825	$1,945	$2,343
Macintosh CPU unit sales (in thousands)	850	827	751	659	1,122	1,016	1,043	1,377
Gross margin	$437	$434	$385	$(21)	$467	$543	$549	$607
Gross margin percentage	30%	29%	27%	(2)%	25%	30%	28%	26%
Operating expenses	$384	$392	$393	$399	$383	$375	$379	$409
Special charges	—	11	—	—	—	—	—	98
Operating income	53	31	(8)	(420)	84	168	170	100
Operating margin percentage	4%	2%	(1)%	(42)%	4%	9%	9%	4%
Gains on non-current investments, net	$1	$11	$5	$71	$83	$50	$100	$134
Unrealized loss on convertible securities	—	—	—	$(13)	—	—	—	—
Interest and other income, net	$40	$45	$65	$67	$62	$52	$49	$40
Provision (benefit) for income taxes	$28	$26	$19	$(88)	$59	$70	$86	$91
Income (loss) before accounting change	$66	$61	$43	$(207)	$170	$200	$233	$183
Cumulative effect of accounting change, net of taxes	—	—	—	$12	—	—	—	—
Net income (loss)	$66	$61	$43	$(195)	$170	$200	$233	$183
Earnings (loss) per common share before accounting change:
Basic	$0.19	$0.17	$0.12	$(0.61)	$0.52	$0.62	$0.72	$0.57
Diluted	$0.19	$0.17	$0.12	$(0.61)	$0.47	$0.55	$0.64	$0.51
Earnings (loss) per common share:
Basic	$0.19	$0.17	$0.12	$(0.58)	$0.52	$0.62	$0.72	$0.57
Diluted	$0.19	$0.17	$0.12	$(0.58)	$0.47	$0.55	$0.64	$0.51
Shares used in calculating earnings (loss) per share (in thousands):
Basic	350,819	348,765	346,080	337,170	326,977	325,040	324,343	322,077
Diluted	356,525	358,912	352,812	337,170	361,784	361,817	363,986	356,834

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

Results of Operations
The following table sets forth annual results of operations for fiscal years 2001, 2000, and 1999 (in millions, except unit shipment and per share amounts):

	2001	Change	2000	Change	1999
Net sales	$5,363	(33)%	$7,983	30%	$6,134
Macintosh CPU unit sales (in thousands)	3,087	(32)%	4,558	32%	3,448
Gross margin	$1,235	(43)%	$2,166	28%	$1,696
Percentage of net sales	23%		27%		28%
Research and development	$430	13%	$380	21%	$314
Percentage of net sales	8%		5%		5%
Selling, general and administrative	$1,138	(2)%	$1,166	17%	$996
Percentage of net sales	21%		15%		16%
Operating income (loss) before special charges	$(333)	(154)%	$620	61%	$386
Special charges:
In-process research and development	$11		$—		$—
Restructuring costs	$—		$8		$27
Special charges	$—		$90		$—
Operating income (loss)	$(344)	(166)%	$522	45%	$359
Gains on non-current investments, net	$88		$367		$230
Unrealized loss on convertible securities	$(13)		$—		$—
Interest and other income, net	$217	7%	$203	133%	$87
Provision for (benefit from) income taxes	$(15)	(105)%	$306	308%	$75
Net income (loss) before accounting change	$(37)	(105)%	$786	31%	$601
Effect of accounting change	$12		$—		$—
Net income (loss)	$(25)	(103)%	$786	31%	$601
Earnings (loss) per common share before accounting change:
Basic	$(0.11)	(105)%	$2.42	15%	$2.10
Diluted	$(0.11)	(105)%	$2.18	20%	$1.81
Earnings (loss) per common share:
Basic	$(0.07)	(103)%	$2.42	15%	$2.10
Diluted	$(0.07)	(103)%	$2.18	20%	$1.81

Net Sales
Net sales for geographic segments and Macintosh unit sales by geographic segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

	2001	Change	2000	Change	1999
Americas net sales	$2,996	(30)%	$4,298	22%	$3,527
Europe net sales	1,249	(31)%	1,817	38%	1,317
Japan net sales	713	(47)%	1,345	57%	858
Other segments net sales	405	(23)%	523	21%	432

Total net sales	$5,363	(33)%	$7,983	30%	$6,134

Americas Macintosh unit sales	1,768	(29)%	2,507	24%	2,021
Europe Macintosh unit sales	754	(32)%	1,110	53%	724
Japan Macintosh unit sales	394	(46)%	730	39%	524
Other segments Macintosh unit sales	171	(19)%	211	18%	179

Total Macintosh unit sales	3,087	(32)%	4,558	32%	3,448

Power Macintosh unit sales (a)	937	(35)%	1,436	11%	1,296
PowerBook unit sales	346	(10)%	383	11%	344
iMac unit sales	1,208	(45)%	2,194	22%	1,802
iBook unit sales	596	9%	545	—	6

Total Macintosh unit sales	3,087	(32)%	4,558	32%	3,448

  (a)
  Unit sales figures for Power Macintosh include sales of the Power Macintosh G4 Cube.

Net sales decreased $2.6 billion or 33% during 2001 compared to 2000, while Macintosh unit sales fell 32% from 2000. Demand for all of the Company's products in all of the Company's geographic operating segments was negatively impacted throughout 2001 by unfavorable global economic conditions. On a year-over-year basis, net sales and Macintosh unit sales were down in all of the Company's geographic operating segments, and net sales and unit sales by product were down for each Macintosh product category except iBook. In addition to general economic conditions, two other primary factors contributed to the decline in net sales during 2001. First, as discussed below, the Company executed a plan during the first three quarters of 2001 to reduce substantially the level of inventory in its distribution channels. As a result of these efforts, the Company's Macintosh channel inventory fell by approximately 450,000 units during the first nine months of 2001. Second, the Company believes that many of its professional users are delaying upgrades of their Power Macintosh systems due to the Company's ongoing transition to Mac OS X, its new operating system, and in anticipation of software vendors transitioning their Mac applications to run natively in Mac OS X.

Several positive factors combined to partially mitigate the overall decline in net sales during 2001.The average revenue per Macintosh system, a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales, was relatively flat during 2001 at $1,695 compared to $1,715 in 2000. The flat revenue per Macintosh system reflects somewhat lower pricing year-over-year on comparative systems, offset by a shift in overall sales mix towards higher-priced portable systems. Also, the Company experienced very little shift in the mix of overall combined unit sales of relatively lower-priced consumer and education Macintosh systems, iMac and iBook, and their higher-priced professionally oriented equivalents. Combined unit sales of iMac and iBook systems accounted for 58% of total Macintosh unit sales in 2001 and 60% in 2000. Second, combined unit sales of portable systems, iBook and PowerBook, actually rose 2% during 2001 despite the negative economic climate and the overall decline in unit sales. Not only does this increase in portable sales reflect a general industry shift towards portable systems, it is also specifically attributable to the strong demand for redesigned iBooks introduced during the third quarter of 2001 and for the Titanium PowerBook G4 which was introduced during the second quarter of 2001. Third, U.S. education unit sales rose 7% during 2001 compared to 2000 reflecting the Company's renewed focus on this core market within its America's operating segment.

First quarter 2001 net sales decreased 57% to $1.007 billion compared to the same quarter in 2000 and decreased 46% from the fourth quarter of 2000. Both the year-over-year and sequential declines in net sales during the first quarter of 2001 were attributable to several factors, including continued deterioration in worldwide demand for personal computers and rebate programs and price cuts instituted by the Company during the quarter that cost the Company approximately $138 million. In addition, the Company implemented a plan during the first quarter to reduce substantially the level of inventory in its distribution channels from the amounts at the end of fiscal 2000 to lower levels by the end of the first quarter of 2001. The Company ended fiscal 2000 with substantially more inventory in its distribution channels than planned due to the lower than expected sell-through of the Company's products during the fourth quarter of that year. The Company reduced channel inventory during the first quarter by approximately 300,000 units. These factors contributed to the 52% year-over-year decline during the first quarter in total Macintosh unit sales that were experienced across the Company's entire product line. These factors also reduced the average revenue per Macintosh unit shipped (a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales) during the first quarter of 2001 to $1,476, a decline of approximately 12% from the same period in 2000.

Net sales rose 30% to a total of $7.983 billion in 2000 as compared to 1999. The increase in net sales resulted directly from a 32% increase in Macintosh unit sales. Driving unit sales growth was a 51% increase in combined unit sales of the Company's consumer and education Macintosh systems, iMac and iBook, and a modest increase of 11% in combined units sales of the Company's professionally oriented Macintosh systems. Combined unit sales of iMac and iBook systems accounted for 52% of total Macintosh unit sales in 1999 and 60% in 2000. During 2000, the average revenue per Macintosh system, a function of total net sales generated by hardware shipments and total Macintosh CPU unit sales, was relatively flat at $1,715 compared to 1999. This was due to increased unit sales of higher priced Power Mac, PowerBook, iBook, and G4 Cube systems offset by increases in unit sales of lower priced iMac systems.

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

Segment Operating Performance
The Company manages its business primarily on a geographic basis. The Company's reportable geographic segments include the Americas, Europe and Japan. The Americas segment includes both North and South America, except for the Company's Retail segment which operates Apple-owned retail stores in the United States. The European segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data," which information is hereby incorporated by reference.

Americas
The Americas segment's 2001 net sales and unit sales declined 30% and 29%, respectively, from 2000. The operating performance of the Americas segment for 2001 reflects the Company's overall performance characterized by significant declines in year-over-year quarterly net sales and units sales, particularly during the first quarter and particularly in consumer channels, with sequential increases in unit sales and net sales during each of the last three quarters of 2001. Net sales in the Americas segment during 2001 were also negatively affected by the Company's overall reduction in channel inventories during the year. Consumer sales in the Americas were particularly hard hit by current economic conditions. Outside of the U.S. education channel, unit sales of the Company's consumer oriented iMac fell 64% in 2001. The effect of falling consumer demand in the Americas segment was partially offset by strong U.S. education sales. The Company's unit sales in U.S. education markets rose 7% in 2001 driven by the acceptance of the Company's new portable products, particularly the iBook, and reflect a general shift in demand in the U.S. education market towards portable versus desktop systems. Portable systems accounted for 28% of total unit sales in the Company's U.S. education market in 2001 compared to 18% during 2000.

During 2001 and 2000, the Americas segment represented approximately 56% and 54%, respectively, of the Company's total net sales and represented approximately 57% and 55%, respectively, of total Macintosh unit sales.

Net sales and unit sales in the Americas segment increased 22% and 24%, respectively, during 2000 as compared to 1999. The growth of the Americas' net sales in 2000 was indicative of strong growth in unit sales of iMac and iBook and relatively flat unit sales of professionally oriented Macintosh systems.

Europe
Net sales in Europe fell $568 million or 31% during 2001 compared to 2000, while Europe's unit sales fell 32%. Europe's results reflect the worsening economic climate in Europe in the latter half of 2001 and reductions in channel inventories as experienced in the Company's other geographic operating segments. Combined unit sales of the Company's consumer oriented products in Europe were particularly impacted during 2001, falling 40% from 2000. Net sales in the Europe segment increased 38% during 2000 compared to 1999 driven by a 53% increase in Macintosh unit sales. Growth in unit sales resulted from a 96% increase in combined unit sales of iMac and iBook, and an increase of 19% in combined units sales of the Company's professionally oriented Macintosh systems.

Japan
Net sales and unit sales in Japan fell 47% and 46%, respectively, in 2001 versus 2000. Although unit sales and net sales in Japan have generally trended upwards as 2001 progressed, the Japan segment has been particularly affected by current unfavorable economic conditions. Reflecting the continuing harsh consumer climate in Japan, the Japan segment's combined unit sales of iMacs and iBooks during 2001 were down 58% from 2000, and professionally oriented systems unit sales fell 30%.

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

Retail Segment
Since May of 2001, the Company has opened 27 retail stores in the United States. The Company anticipates opening additional stores in calendar 2002. The Company has located its retail stores in high traffic locations in shopping malls and urban shopping districts. In addition to its own hardware and software products, the Company's retail stores carry in inventory a variety of third-party hardware and software and provide certain hardware support services. The Company originally expected the Retail segment to break-even in the first quarter of 2002 and generate a slight profit for all of 2002. However, given the continued deterioration of the U.S. economy and the aftereffects of the events of September 11, 2001, the Company now expects its Retail segment to suffer a small loss for the first quarter of 2002 and for all of fiscal 2002.

The foregoing statements concerning the expected results of the Retail segment are forward-looking. The Retail segment's future results could differ. Results for this segment are dependent upon a number of risks and uncertainties, some of which are discussed throughout this Item 2, including the discussion under the heading "Factors That May Affect Future Results and Financial Condition."

Backlog
In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following new product introductions because of over-ordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, backlog should not be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance. Further information regarding the Company's backlog may be found below under the heading "Factors That May Affect Future Results and Financial Condition," which information is hereby incorporated by reference.

Gross Margin
Gross margin declined to 23.0% of net sales in 2001 from 27.1% in 2000. This decline resulted primarily from gross margin of negative 2.1% experienced during the first quarter of 2001 compared to 25.9% gross margin for the same quarter in 2000. In addition to lower than normal net sales, first quarter 2001 margins were negatively impacted by the rebate programs and price cuts discussed above that decreased revenue by approximately $138 million. Additionally, actual and forecasted declines in net sales caused the Company to recognize during the first quarter of 2001 approximately $122 million of charges associated with purchase order cancellations and loss commitments for component purchases. Without these charges, gross margin for the first quarter of 2001 would have been approximately 21%, and gross margin for all of 2001 would have been approximately 27.2%. As a percentage of net sales, the Company's gross margin increased each quarter as 2001 progressed reaching 30.1% during the fourth quarter. This trend reflects the favorable impact during 2001 of declining component costs; especially for DRAM, hard drives, and flat panel screens. The Company currently anticipates that component costs will rise during 2002 as suppliers adjust capacity to demand and worldwide economic conditions stabilize or improve. This anticipated rise in component costs is expected to have a negative impact on the Company's gross margin during 2002.

The foregoing statements regarding anticipated industry component pricing and the Company's anticipated gross margin in 2002 are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

Gross margin was relatively stable during 2000 as compared to 1999, declining to 27.1% during 2000 from 27.6% during 1999. The half point decline was primarily the result of a shift in mix of unit sales away from the Company's higher priced, higher margin professionally oriented Macintosh systems towards its lower priced, lower margin consumer and education oriented Macintosh systems. Also contributing to the relative stability of its gross margin, the Company experienced relatively stable component pricing during 2000 as compared to 1999.

Research and Development
The Company recognizes that focused investments in research and development are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company's core business strategy. Expenditures on research and development increased 13% or $50 million to $430 million in 2001 as compared to 2000. This followed a $66 million or 21% increase in 2000 as compared to 1999. The overall increase in R&D spending over the last two years is directly related to increases in R&D headcount of approximately 25% over that time to support expanded product development efforts.

Selling, General, and Administrative (SG&A)
SG&A expenditures decreased $28 million or 2% during 2001 as compared to 2000. Total quarterly SG&A expenditures have declined consistently throughout 2001 from a high in the first quarter of $297 million to a low in the fourth quarter of $268 million. This trend reflects the Company's efforts to stabilize and selectively reduce recurring SG&A costs in light of lower net sales and to reduce discretionary marketing and advertising expenses. Given current economic conditions and the Company's continued strategic investments in new product development and its retail initiative, the Company is currently identifying additional opportunities to make appropriate cuts in SG&A costs.

Selling, general, and administrative expenditures increased 17% to $1,166 million in 2000 as compared to 1999. These increases in total expenditures resulted from higher spending for promotional and marketing activities, increased sales expenses resulting from higher net sales, and an increase in combined sales, marketing, and general and administrative headcount from the end of 1999 to the end of 2000.

Special Charges

Purchased In-Process Research and Development (IPR&D)
In May 2001, the Company acquired PowerSchool, Inc. (PowerSchool), a provider of web-based student information systems for K-12 schools and districts that enables schools to record, access, report, and manage their student data and performance in real-time, and gives parents real-time web access to track their children's progress. Of total purchase consideration of $66.1 million, $10.8 million was allocated to purchased in-process research and development (IPR&D) and was expensed upon acquisition because the technological feasibility of products under development had not been established and no alternative future uses existed. The IPR&D relates to technologies representing processes and expertise employed to design, develop, and deploy a functioning, scalable web-based student information system for use by K-12 schools. At the date of the acquisition, the PowerSchool product under development was approximately 50% complete, and it was expected that the remaining 50% would be completed during the Company's fiscal 2002 at a cost of approximately $9.25 million. The remaining efforts include completion of coding, finalizing user interface design and development, and testing. The fair value of the IPR&D was determined using the income approach, which reflects the projected free cash flows that will be generated by the IPR&D projects and that is attributable to the acquired technology, and discounting the projected net cash flows back to their present value using a discount rate of 25%.

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

Interest and Other Income (Expense), Net

Gains and Losses on Non-current Investments
The Company holds a significant equity investment in ARM Holdings plc (ARM), a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology. During 2001, 2000, and 1999 the Company recognized pre-tax gains on sale of shares of its investment in ARM Holdings plc (ARM) of $174 million, $367 million, and $230 million, respectively. During 2001, the Company recognized a pre-tax gain of $36 million on sale of shares of a portion of its investment in Akamai Technologies, Inc., and recognized a pre-tax gain of approximately $800,000 on sale of shares of a portion of its investment in EarthLink Network, Inc. (EarthLink). All of these gains were included in gains on non-current investments, net.

As of the end of the second quarter of 2001, the Company determined that the decline in the fair value of its investment in EarthLink was other than temporary requiring that its cost basis be written down to fair value as a new cost basis and the amount of the write down be included in earnings. As a result, the Company recognized a $114 million charge to earnings to write down the basis of its investment in EarthLink to $86 million. Also during the second quarter of fiscal 2001, the Company determined that the decline in fair value of certain of its strategic investments in privately held companies was other than temporary and, accordingly, recognized a charge to earnings of approximately $8 million. The charges for these write-downs were included in gains on non-current investments, net.

Further information related to the Company's non-current debt and equity investments may be found in Part II, Item 8 of this Form 10-K at Note 2 of Notes to Consolidated Financial Statements, which information is hereby incorporated by reference.

Accounting for Derivatives and Cumulative Effect of Accounting Change
On October 1, 2000, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect-type adjustment to net income of approximately $12 million for the first quarter of 2001. The $17 million gross transition adjustment was comprised of a $23 million favorable adjustment for the restatement to fair value of the derivative component of the Company's investment in Samsung Electronics Co., Ltd. (Samsung), partially offset by the unfavorable adjustments to certain foreign currency and interest rate derivatives. SFAS No. 133 also required the Company to adjust the carrying value of the derivative component of its investment in Samsung to earnings during the first quarter of 2001, the before tax effect of which was an unrealized loss of approximately $13 million.

Interest and Other Income
Net interest and other income increased $14 million or 7% to $217 million during 2001. The increase was due in part to interest income from higher cash and invested balances in 2001, partially offset by declining interest rates and investment yields, and a rebalancing of the aggregate investment portfolio to a higher proportion of lower risk and better credit investments. For all of 2001, the weighted average interest rate earned by the Company on its cash and cash equivalents and short-term investments decreased to 5.38% from 6.12% for all of 2000.

During 2000, the Company experienced a $116 million or 133% increase in net interest income, primarily the result of higher cash and investment balances, higher yields on its short-term investments due to higher market interest rates, and a decline in interest expense of $26 million resulting from the conversion of approximately $661 million of the Company's convertible subordinated notes to common stock during the second half of 1999.

The Company expects interest and other income, net to decline substantially in 2002 as declines in interest rates continue to impact earnings on the Company's investment portfolio. The foregoing statement is forward-looking. Interest and other income, net could differ from expected levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, actual future interest and other income, net may be significantly impacted by unforeseen changes in market interest rates, foreign currency exchange rates, and the fair value of the Company's short-term and long-term investments.

Provision for Income Taxes
As of September 29, 2001, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $509 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover the remaining net deferred tax assets. As of September 29, 2001, a valuation allowance of $33 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates principally to the operating loss carryforwards acquired from NeXT, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance. The Company's effective tax rate for 2001 was 30% compared to the higher statutory rate due primarily to a state tax benefit and a credit for increasing research activities, net of nondeductible charges associated with acquisitions.

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

Recent Accounting Pronouncements
SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," were issued in July 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of SFAS No. 141 immediately. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. However, early adoption by the Company is allowable effective in the first quarter of its fiscal 2002. Prior to adoption of SFAS No. 142, any goodwill and any intangible asset determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, will not be amortized, but will continue to be evaluated for impairment in accordance with pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in a purchase business combination completed prior to July 1, 2001, will continue to be amortized prior to adoption of SFAS No. 142.

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

As of September 29, 2001, the Company has unamortized goodwill of approximately $65 million, and unamortized identifiable intangible assets of approximately $11 million. The Company recognized amortization expense related to goodwill of approximately $16 million during fiscal 2001, and amortization expense of $4 million related to identifiable intangible assets. These amounts for both unamortized intangibles balances and quarterly amortization expense reflect accounting pursuant to existing accounting standards. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting these standards on the Company's financial results at the date of this report, including whether any reclassifications will be necessary in order to conform with the new criteria for recognition of intangible assets apart from goodwill.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company is required to adopt the provisions of Statement No. 143 for the first quarter of its fiscal 2003. Because of the effort that may be necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt Statement 144 no later than its first fiscal year beginning after December 15, 2001. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

Liquidity and Capital Resources
The following table presents selected financial information and statistics for each of the last three fiscal years (dollars in millions):

	2001	2000	1999
Cash, cash equivalents, and short-term investments	$4,336	$4,027	$3,226
Accounts receivable, net	$466	$953	$681
Inventory	$11	$33	$20
Working capital	$3,625	$3,494	$2,736
Days sales in accounts receivable (a)	29	46	46
Days of supply in inventory (b)	1	2	2
Operating cash flow	$185	$868	$822

(a)
Based on ending net trade receivables and most recent quarterly net sales for each period.
(b)
Based on ending inventory and most recent quarterly cost of sales for each period.

As of September 29, 2001, the Company had $4.336 billion in cash, cash equivalents, and short-term investments, an increase of $309 million or 8% over the same balances at the end of 2000. The primary sources of this increase included $185 in cash flows from operations, $340 million in proceeds from the sale of non-current debt and equity investments, and $42 million in proceeds from the exercise of employee stock options. The most significant use of cash was capital expenditures of $232 million. Capital expenditures during 2001 included approximately $92 million related to the Company's retail initiative comprised of expenditures for retail store facilities and equipment and other related corporate infrastructure, including information systems enhancements and training facilities. The Company currently anticipates it will utilize approximately $200 million for the acquisition of property, plant, and equipment during 2002 to support normal replacement of existing capital assets, enhancements to its general information technology infrastructure, and further development of its Retail segment.

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2001, the Company repurchased no common shares. However, during the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million. Since inception of the repurchase plan, the Company has repurchased or committed to repurchase a total of 6.55 million shares of its common stock at a cost of $217 million.

The Company believes its balances of cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements over the next twelve months, including any cash that may be utilized by its current stock repurchase plan.

Non-Current Debt and Equity Investments
The Company has held significant investments in ARM, Samsung Electronics Co., Ltd, Akamai Technologies, Inc., and EarthLink Network, Inc. These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. The combined fair value of these investments was $128 million, $786 million and $339 million as of the end of fiscal 2001, 2000, and 1999, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

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

General economic conditions and current economic and political uncertainty could adversely affect the Company.
The Company's operating performance depends significantly on general economic conditions. For much of the past year, demand for the Company's products has been negatively impacted by worsening global economic conditions. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company's products could be adversely affected, as could the financial health of its suppliers, distributors, and resellers.

The terrorist attacks that took place on September 11, 2001, have created many economic and political uncertainties and have had a strong negative impact on the global economy. During the weeks immediately following the events of September 11, 2001, the Company experienced a drop in demand across all of its operating segments. The long-term effects of the September 11, 2001 attacks on the Company's future operating results and financial condition are unknown. The national and international responses to terrorist attacks and the potential for future terrorist attacks and other acts of war or hostility have created many economic and political uncertainties which could adversely affect the Company's future operating results and financial condition.

The market for personnel computers is highly competitive.
The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. Recently, price competition in the market for personal computers has been particularly intense. The Company's competitors who sell Windows-based personal computers have aggressively cut prices and lowered their product margins to gain or maintain market share in response to weakness in demand for personal computing products that began in the second half of calendar 2000. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by these and other industry wide pricing pressures and downward pressures on gross margins.

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

The Company must successfully manage frequent product introductions and transitions.
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

During 2001, the Company introduced a new client operating system, Mac OS X, and delivered its first major upgrade, Mac OS X v.10.1. Mac OS X offers advanced functionality based on Apple and NeXT software technologies. Inability of the Company to maintain continued advancements in the performance and functionality of Mac OS X, continue to gain customer acceptance of the new operating system, and obtain the continued commitment of software developers to transition existing applications to run on Mac OS X and create new applications to run on Mac OS X, may have an adverse impact on the Company's operating results and financial condition.

Because orders for components, and in some cases commitments to purchase components, must be placed in advance of customer orders, the Company faces substantial inventory risk.
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

Future operating results are dependent upon the Company's ability to obtain a sufficient supply of components, some of which are in short supply or available only from limited sources.
Although most components essential to the Company's business are generally available from multiple sources, certain key components (including microprocessors and application specific integrated circuits ("ASICs")) are currently obtained by the Company from single or limited sources. Some key components (including without limitation DRAM, TFT-LCD flat-panel displays, and optical and magnetic disk drives), while currently available to the Company from multiple sources, are at times subject to industry wide availability and pricing pressures. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers' yields have matured. The Company and other producers in the personal computer industry also compete for various components with other industries (such as the cellular phone and automotive industries) that have experienced increased demand for their products. The Company uses some components that are not common to the rest of the personal computer industry (including certain microprocessors and ASICs). Continued availability of these components may be affected if producers were to decide to concentrate on the production of components other than those customized to meet the Company's requirements. If the supply of a key component were to be delayed or constrained on a new or existing product, the Company's results of operations and financial condition could be adversely affected, depending on the time required to obtain sufficient quantities from the original source, or, if possible, to identify and obtain sufficient quantities from an alternate source.

The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC-based microprocessor for the Company's Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company's competitors by Intel Corporation, and other developers and producers of microprocessors used by personal computers using the Windows operating systems. Further, despite its efforts to educate the marketplace to the contrary, the Company believes that many of its current and potential customers believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by Windows-based systems and translates to slower overall system performance. There have been instances in recent years where the inability of the Company's suppliers to provide advanced G4 and G3 microprocessors with higher clock speeds in sufficient quantity has had significant adverse effects on the Company's results of operations. The inability in the future of the Company to obtain microprocessors in sufficient quantities with competitive price/performance features could have an adverse impact on the Company's results of operations and financial condition.

The Company is dependent on manufacturing and logistics services provided by third-parties, many of whom are located outside of the United States.
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

Final assembly of products sold by the Company is conducted in the Company's manufacturing facilities in Sacramento, California, Cork, Ireland, and Singapore and by external vendors in Taiwan, Korea, Mexico, the People's Republic of China, and the Czech Republic. Currently, many components of the Company's products and final assembly of all of the Company's portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in Taiwan. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, political, or military conditions or events, the Company's results of operations and financial condition could be adversely affected.

The Company's retail initiative requires a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.
Since May of 2001, the Company has opened 27 retail stores in the United States and anticipates opening more stores in calendar 2002. The Company's retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating leases commitments for retail space with lease terms ranging from 5 to 12 years. The Company would incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the company's results of operations and financial condition.

Despite the Company's current plan for its Retail segment to experience only a small loss during 2002, many of the general risks and uncertainties the Company faces could also have an adverse impact on the Retail segment. Also, many factors unique to retail operations present risks and uncertainties, some of which are beyond the Company's control, that could adversely affect the Retail segment's future results, cause its actual results to differ from those currently expected, and/or have an adverse effect on the Company's consolidated results of operations. Potential risks and uncertainties unique to retail operations that could have an adverse impact on the Retail segment include, among other things, macro-economic factors that have a negative impact on general retail activity; inability to manage costs associated with store construction and operation; lack of consumer acceptance of the Company's retail approach; failure to attract new users to the Macintosh platform; inability to sell third-party hardware and software products at adequate margins; failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations; costs associated with unanticipated fluctuations in the value of Apple-branded and third-party retail inventory; and inability to obtain quality retail locations at reasonable cost.

The Company faces increasing competition in the U.S. education market.
Sales in the United States to both elementary and secondary schools, as well as for college and university customers, remains a core market for Apple, combined accounting for over 26% of net sales in 2001. Several competitors of the Company have either targeted or announced their intention to target the education market for personal computers. As a result, the Company's overall share of this market has declined. Although the Company has initiated a plan to strengthen its position in the education market and did experience some success in stabilizing its position in this critical market during 2001, there can be no assurance that the Company will be able to increase its share of the education market or maintain its existing share of that market. Failure to increase or maintain market share in the education market may have an adverse impact on the Company's operating results and financial condition.

In November 2001, Microsoft Corporation reached a tentative settlement to resolve more than 100 private antitrust class-action lawsuits. The proposed settlement requires that Microsoft donate cash, Microsoft software, refurbished computers, and services, valued by Microsoft at approximately $1 billion, to more than 10,000 public schools in the United States over the next five years. The terms of this proposed settlement may place additional pressure on the Company's ability to maintain or grow its existing share in the U.S. education market and could have an adverse impact on the Company's operating results and financial condition.

The Company's future operating performance is dependent on the performance of distributors and other resellers of the Company's products.
The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers. In addition, the Company also sells many of its products and resells certain third-party products in most of its major markets directly to end users, certain education customers, and certain resellers through its online stores around the world. The Company also sells its own products and certain third-party products through its retail stores in the United States. Many of the Company's significant resellers operate on narrow product margins, and may distribute products from competing manufacturers. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company's distribution and retail channel partners. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakened, if resellers within consumer channels were to cease distribution of the Company's products, or if uncertainty regarding demand for the Company's products caused resellers to reduce their ordering and marketing of the Company's products.

Further information regarding risks associated with Marketing and Distribution may be found in Part I, Item 1 of this Form 10-K under the heading "Markets and Distribution," which information is hereby incorporated by reference.

The Company's business is subject to the risks of international operations.
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

The Company's future performance is dependent upon support from third-party software developers.
The Company believes that decisions by customers to purchase the Company's personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software for particular applications. The Company also believes the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, and the costs of developing such software products. To the extent the Company's financial losses in prior years and the minority market share held by the Company in the personal computer market, as well as the Company's decision to end its Mac OS licensing program, have caused software developers to question the Company's prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers to develop, maintain, and upgrade similar or competitive software for the Company's products. Moreover, there can be no assurance software developers will continue to develop software for Mac OS X, the Company's new operating system, on a timely basis or at all.

In August 1997, the Company and Microsoft Corporation entered into patent cross licensing and technology agreements. In addition, for a period of five years from August 1997, and subject to certain limitations related to the number of Macintosh computers sold by the Company, Microsoft will make future versions of its Microsoft Office and Internet Explorer products for the Mac OS. Although Microsoft has released Microsoft Office and Internet Explorer for Mac OS X, Microsoft is not obligated to produce future versions of its products following expirations of these agreements. While the Company believes its relationship with Microsoft has been and will continue to be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Microsoft relationship is for a limited term and does not cover many of the areas in which the Company competes with Microsoft, including the Windows platform. Accordingly, Microsoft's interest in producing application software for the Mac OS, including Mac OS X, not covered by the relationship or following expiration of the agreements may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating system. In addition, the Microsoft relationship may have an adverse effect on, among other things, the Company's relationship with other partners. There can be no assurance that the benefits to the Company of the Microsoft relationship will not be offset by the disadvantages.

The Company's business relies on access to patents and intellectual property obtained from third parties.
Many of the Company's products are designed to include intellectual property obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes that based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms. Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company's products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Information regarding litigation involving the Company related to alleged patent infringement is set forth in Part I, Item 3 of this Form 10-K, The Company believes that any necessary patent or other rights could be obtained on commercially reasonable terms. However, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all, or that the Company will prevail in the litigation referred to above. The failure to obtain necessary licenses or other rights or the failure to satisfactorily resolve the litigation referred to above could adversely affect the Company's results of operations and financial condition.

The Company expects its quarterly revenues and operating results to fluctuate for a variety of reasons.
The Company's profit margins vary among its products, its geographic markets, and its distribution channels. As a result, the overall profitability of the Company in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period's net sales.

The typical concentration of net sales in the third month of the Company's fiscal quarters can adversely affect the Company's business and operating results.
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

The Company's success depends largely on its ability to attract and retain key personnel.
Much of the future success of the Company depends on the continued service and availability of skilled personnel, including those in technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company's employees are located. There can be no assurance that the company will be able to successfully attract and retain the key personnel it needs. Additionally, volatility or a lack of positive performance in the Company's stock price may adversely affect its ability to retain key employees.

The market value of the Company's non-current debt and equity investments is subject to significant volatility.
The Company holds minority investments in several public companies including Akamai Technologies, Inc., EarthLink, and ARM Holdings plc. The combined fair market value of these investments was approximately $128 million as of September 29, 2001. The Company has categorized its investments in these companies as available-for-sale requiring the investments be carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income. These investments are in publicly traded companies whose share prices are subject to significant volatility. While the overall financial impact of these investments has been positive through the end of 2001, adverse changes in general market conditions or poor operating results of the underlying companies could result in the Company's inability to ultimately realize the gains associated with the carrying value of these investments.

The Company is subject to risks associated with transitioning to use of the Euro in 2002.
On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro is now traded on currency exchanges and is available for non-cash transactions. The transition period for introduction of the Euro ends on January 1, 2002.

The Company has taken steps to evaluate internal system capabilities, review the ability of financial institution vendors to support Euro transactions, and examine current marketing and pricing policies and strategies in light of the Euro conversion. The Company believes it has identified and addressed all significant issues related to its internal systems and processes to accommodate full transition to the Euro for the transaction and reporting currency for its affected European subsidiaries.

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

The Company is subject to risks associated with environmental regulations.
Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement that the Company provide consumers with the ability to return to the Company product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, no assurance can be given such laws, or any future laws enacted for the protection of the environment, will not have a material adverse effect on the Company.

Business interruptions could adversely affect the Company's future operating results.
The majority of the Company's research and development activities, its corporate headquarters, and other critical business operations, including certain major components suppliers and manufacturing vendors, are located near major seismic faults. The Company's operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural disaster.

The majority of the Company's research and development activities, its corporate headquarters, a significant portion of its manufacturing capacity, and other critical business operations, including certain major vendors, are located in California. California has recently experienced power shortages, which have resulted in "rolling blackouts." Although California's power problems eased over the last several months, should these power outages reoccur, they could cause significant disruptions to the Company's operations and the operations of its suppliers, distributors and resellers, and customers. Such disruptions may have an adverse impact on the Company's operating results and financial condition.

The Company's stock price may be volatile.
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

Item 7A. Disclosures About Market Risk

Interest Rate and Foreign Currency Risk Management
To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the non-hedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap and option positions both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures intended to hedge, there can be no assurance the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's operating results and financial position. The Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of October 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

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

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations and related derivative financial instruments. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of September 29, 2001, approximately $313 million of the Company's investment portfolio classified as short-term investments was in U.S. agency securities with underlying maturities ranging from 1 to 4 years. The remainder all had underlying maturities between 3 and 12 months. As of September 30, 2000, substantially all of the Company's investment portfolio classified as short-term investments had maturities of between 3 and 12 months.

During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

The following table presents the principal (or notional) amounts and related weighted-average interest rates for the Company's short-term investment portfolio and its long-term debt obligations. The long-term debt is comprised of $300 million of unsecured notes described above, which mature in February 2004. The Company's U.S. corporate securities include commercial paper, loan participations, certificates of deposit, time deposits and corporate debt securities. Foreign securities include foreign commercial paper, loan participation, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. Net unrealized gains on the Company's investment portfolio were $11 million as of September 29, 2001 and were negligible as of September 30, 2000.

	September 29, 2001		September 30, 2000
	Carrying Amount	Weighted-Average Interest Rate	Carrying Amount	Weighted-Average Interest Rate
Assets:
Cash Equivalents:
U.S. corporate securities	$1,998	3.10%	$921	6.46%
Foreign securities	174	3.15%	222	6.05%

Total cash equivalents	2,172	3.11%	1,143	6.38%

Short-term investments:
U.S. Treasury and Agency securities	1,042	4.19%	293	6.11%
U.S. corporate securities	692	4.33%	2,059	6.63%
Foreign securities	292	4.80%	484	6.86%

Total short-term investments	2,026	4.32%	2,836	6.62%

Total investment securities	$4,198	3.69%	$3,979	6.55%

Debt:
Fixed rate	$317	5.97%	$300	5.97%

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

During the last two years, the Company has entered into interest rate swaps with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The interest rate swaps, which qualified as accounting hedges, generally required the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively converted the Company's fixed-rate 10 year debt to floating-rate debt and convert a portion of the floating rate investments to fixed rate. Due to prevailing market interest rates, during 2001 the Company closed out all of its existing debt swap positions realizing a gain of $17 million. This gain was deferred, recognized in long-term debt and is being amortized to other income and expense over the remaining life of the debt. At certain times in the past, the Company has also entered into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company does not hold or transact in such financial instruments for purposes other than risk management.

The Company's asset swaps did not qualify for hedge accounting treatment and were recorded at fair value on the balance sheet with associated gains and losses recorded in interest and other income. Interest rate asset swaps outstanding as of September 30, 2000, had a weighted-average receive rate of 5.50% and a weighted-average pay rate of 6.66%. The unrealized loss on these assets swaps as of September 30, 2000, of $5.7 million was deferred and then recognized in income in 2001 as part of the SFAS No. 133 transition adjustment effective on October 1, 2000. The Company closed out all of its existing interest rate asset swaps during 2001 realizing a gain of $1.1 million.

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

The Company enters into foreign currency forward and option contracts with financial institutions primarily to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, and probable but not firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate of hedging instruments. The Company also enters into foreign currency forward and option contracts to offset the foreign exchange gains and losses generated by the remeasurement of certain recorded assets and liabilities denominated in non-functional currencies of its foreign subsidiaries.

The following table provides information about the Company's foreign currency derivative financial instruments outstanding as of September 29, 2001 and September 30, 2000. The information is provided in U.S. dollar amounts, as presented in the Company's consolidated financial statements. For foreign currency contracts, the table presents the notional amount (at contract exchange rates) and the weighted-average contractual foreign currency exchange rates. Generally, all instruments mature within 3 to 9 months. Miscellaneous other currencies consist primarily of the Canadian and Australian dollars.

	2001		2000
	Notional Amount	Weighted-Average Contract Rate or Strike Price	Notional Amount	Weighted-Average Contract Rate or Strike Price
	In millions, except average contract rates and strike prices
Foreign currency spot/forward contracts:
Japanese Yen	$747	118.05	$607	105.61
British Pound Sterling	69	1.46	115	1.47
Euro	143.91		313.89
Miscellaneous other currencies	58		66

Total currency spot/forward contracts	$1,017		$1,101

Estimated fair value	$4		$9

Foreign currency purchased call options:
Japanese Yen	$145	114.21	$335	95.55
British Pound Sterling	0		0
Euro	0	0	375	1.00
Miscellaneous other currencies	24		0

Total purchased call options	$169		$710

Foreign currency purchased put options:
Japanese Yen	$200	122.50	$465	107.28
British Pound Sterling	118	1.44	90	1.49
Euro	333.89		326.92
Miscellaneous other currencies	65		75

Total purchased put options	$716		$956

Total foreign currency purchased options	$885		$1,666

Estimated fair value	$12		$25

Foreign currency sold call options:
Japanese Yen	$245	113.77	$365	98.78
British Pound Sterling	122	1.49	90	1.55
Euro	349.94		350.98
Miscellaneous other currencies	65		45

Total sold call options	$781		$850

Foreign currency sold put options:
Japanese Yen	$125	123.4	$280	107.11
British Pound Sterling	28	1.39	20	1.44
Euro	74.85		51.85
Miscellaneous other currencies	59		0

Total sold put options	$286		$351

Total foreign currency sold options	$1,067		$1,201

Estimated fair value	$(9)		$(5)

Item 8. Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Apple Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Apple Computer, Inc. and subsidiaries as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Computer, Inc. and subsidiaries as of September 29, 2001 and September 30, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Mountain View, California October 16, 2001

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 29, 2001	September 30, 2000
ASSETS:
Current assets:
Cash and cash equivalents	$2,310	$1,191
Short-term investments	2,026	2,836
Accounts receivable, less allowances of $51 and $64, respectively	466	953
Inventories	11	33
Deferred tax assets	169	162
Other current assets	161	252

Total current assets	5,143	5,427
Property, plant, and equipment, net	564	419
Non-current debt and equity investments	128	786
Other assets	186	171

Total assets	$6,021	$6,803

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$801	$1,157
Accrued expenses	717	776

Total current liabilities	1,518	1,933
Long-term debt	317	300
Deferred tax liabilities	266	463

Total liabilities	2,101	2,696

Commitments and contingencies
Shareholders' equity:
Series A nonvoting convertible preferred stock, no par value; 150,000 shares authorized, none and 75,750 issued and outstanding, respectively	—	76
Common stock, no par value; 900,000,000 shares authorized; 350,921,661 and 335,676,889 shares issued and outstanding, respectively	1,693	1,502
Acquisition-related deferred stock compensation	(11)	0
Retained earnings	2,260	2,285
Accumulated other comprehensive income (loss)	(22)	244

Total shareholders' equity	3,920	4,107

Total liabilities and shareholders' equity	$6,021	$6,803

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

Three fiscal years ended September 29, 2001	2001	2000	1999
Net sales	$5,363	$7,983	$6,134
Cost of sales	4,128	5,817	4,438

Gross margin	1,235	2,166	1,696

Operating expenses:
Research and development	430	380	314
Selling, general, and administrative	1,138	1,166	996
Special charges:
Executive bonus	—	90	—
Restructuring costs	—	8	27
In-process research and development	11	—	—

Total operating expenses	1,579	1,644	1,337

Operating income (loss)	(344)	522	359
Gains on non-current investment, net	88	367	230
Unrealized loss on convertible securities	(13)	—	—
Interest and other income, net	217	203	87

Total interest and other income, net	292	570	317

Income (loss) before provision for income taxes	(52)	1,092	676
Provision for (benefit from) income taxes	(15)	306	75

Income (loss) before accounting change	(37)	786	601

Cumulative effect of accounting change, net of income taxes of $5	12	—	—

Net income (loss)	$(25)	$786	$601

Earnings (loss) per common share before accounting change:
Basic	$(0.11)	$2.42	$2.10
Diluted	$(0.11)	$2.18	$1.81
Earnings (loss) per common share:
Basic	$(0.07)	$2.42	$2.10
Diluted	$(0.07)	$2.18	$1.81
Shares used in computing earnings (loss) per share (in thousands):
Basic	345,613	324,568	286,314
Diluted	345,613	360,324	348,328

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions, except share amounts which are in thousands)

						Acquisition- Related Deferred Stock Compensation
							Accumulated Other Comprehensive Income (Loss)
	Preferred Stock		Common Stock		Retained Earnings			Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances as of September 25, 1998	150	150	270,386	633	898	—	(39)	1,642
Components of comprehensive income:
Net income					601			601
Foreign currency translation	—	—	—	—	—	—	3	3
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	142	142

Total comprehensive income								746
Common stock issued under stock option and purchase plans	—	—	8,428	86	—	—	—	86
Common stock issued in connection with the Company's redemption of long term debt	—	—	45,284	654	—	—	—	654
Common stock repurchased	—	—	(2,500)	(75)	—	—	—	(75)
Tax benefit related to disqualifying dispositions of stock options	—	—	—	51	—	—	—	51

Balances as of September 25, 1999	150	150	321,598	1,349	1,499	—	106	3,104
Components of comprehensive income:
Net income					786			786
Foreign currency translation	—	—	—	—	—	—	(17)	(17)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	155	155

Total comprehensive income								924
Common stock issued under stock option and purchase plans	—	—	7,632	85	—	—	—	85
Conversion of Series A preferred stock	(74)	(74)	9,000	74	—	—	—	—
Common stock repurchased	—	—	(2,553)	(116)	—	—	—	(116)
Tax benefit related to disqualifying dispositions of stock options	—	—	—	110	—	—	—	110

Balances as of September 30, 2000	76	76	335,677	1,502	2,285	—	244	4,107
Components of comprehensive income(loss):
Net income(loss)					(25)			(25)
Foreign currency translation	—	—	—	—	—	—	(3)	(3)
Change in unrealized gain on available-for-sales ecurities, net of tax	—	—	—	—	—	—	(267)	(267)
Change in unrealized gain on derivative investments, net of tax	—	—	—	—	—	—	4	4

Total comprehensive income(loss)								(291)
Issuance of common stock and assumption of stock options in connection with acquisition	—	—	2,403	66	—	(13)	—	53
Amortization of acquisition-related deferred stock compensation	—	—	—	—	—	2	—	2
Common stock issued under stock option and purchase plans	—	—	3,660	42	—	—		42
Conversion of Series A preferred stock	(76)	(76)	9,182	76	—	—	—	—
Tax benefit related to disqualifying dispositions of stock options	—	—	—	7	—	—	—	7

Balances as of September 29, 2001	—	$—	350,922	$1,693	$2,260	$(11)	$(22)	$3,920

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Three fiscal years ended September 29, 2001	2001	2000	1999
Cash and cash equivalents, beginning of the year	$1,191	$1,326	$1,481

Operating:
Net income (loss)	(25)	786	601
Cumulative effect of accounting change, net of taxes	(12)	—	—
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	102	84	85
Provision for deferred income taxes	(36)	163	(35)
Loss on disposition of property, plant, and equipment	9	10	—
Gains on non-current investments, net	(88)	(367)	(230)
Unrealized loss on convertible securities	13	—	—
Purchased in-process research and development	11	—	—
Changes in operating assets and liabilities:
Accounts receivable	487	(272)	274
Inventories	22	(13)	58
Other current assets	106	(37)	(32)
Other assets	12	20	21
Accounts payable	(356)	318	95
Other current liabilities	(60)	176	(15)

Cash generated by operating activities	185	868	822

Investing:
Purchase of short-term investments	(4,268)	(4,267)	(4,236)
Proceeds from maturities of short-term investments	4,811	3,075	3,108
Proceeds from sales of short-term investments	278	256	47
Purchases of long-term investments	(1)	(232)	(112)
Proceeds from sale of property, plant and equipment	—	11	23
Purchase of property, plant, and equipment	(232)	(142)	(71)
Proceeds from sales of equity investments	340	372	245
Other	(36)	(45)	8

Cash generated by (used for) investing activities	892	(972)	(988)

Financing:
Proceeds from issuance of common stock	42	85	86
Cash used for repurchase of common stock	—	(116)	(75)

Cash generated by (used for) financing activities	42	(31)	11

Increase (decrease) in cash and cash equivalents	1,119	(135)	(155)

Cash and cash equivalents, end of the year	$2,310	$1,191	$1,326

Supplemental cash flow disclosures:
Cash paid during the year for interest	$20	$20	$58
Cash paid for income taxes, net	$42	$47	$33
Noncash transactions:
Issuance of common stock for redemption of long-term debt	—	—	$654
Issuance of common stock for conversion of Series A Preferred Stock	$76	$74	—
Issuance of common stock in connection with acquisition	$66	—	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

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

During the first quarter of 1999, the Company amended its by-laws to provide that beginning in 1999 its fiscal year would end on the last Saturday in September rather than the last Friday. Likewise, beginning with the first fiscal quarter of 1999 each of the Company's fiscal quarters now also end on Saturday rather than Friday. Accordingly, one day was added to the first quarter of 1999 so that the quarter ended on Saturday, December 26, 1998. These changes did not have a material effect on the Company's revenue or results of operations for any quarter during fiscal 1999. Fiscal years 2001 and 1999 were each 52-week years. Approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its first fiscal quarter. Consequently, an additional week was added to the first quarter of fiscal 2000. All information presented herein is based on the Company's fiscal calendar.

Financial Instruments

Investments
The Company places its short-term investments in highly liquid securities issued by high credit quality issuers. All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's marketable debt and equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders' equity. The cost of securities sold is based upon the specific identification method.

Derivative Financial Instruments
On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect-type adjustment to net income of approximately $12 million. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect-type adjustment to other comprehensive income of approximately $12 million, all of which was reclassified to earnings during 2001. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are attributable to a particular risk and that are designated as cash flow hedges, the net gain or loss on the derivative instrument is reported as a component of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in achieving offsetting changes to expected future cash flows on hedged transactions. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that are attributable to a particular risk and that are designated as fair value hedges, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current earnings. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period.

For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. For currency option contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in total fair value of the option contract. Hedge effectiveness is assessed by comparing the present value of the cumulative change in expected cash flows on the hedged transactions determined as the sum of the probability-weighted outcomes with respect to the option strike rates with the total change in fair value of the option hedge. For interest rate swap agreements qualifying as fair value hedges, the Company assumes no ineffectiveness because these swaps meet the criteria for accounting under the short-cut method defined in SFAS No. 133.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost. Depreciation is computed by use of the declining balance and straight-line methods over the estimated useful lives of the assets, which are 30 years for buildings, from 2 to 5 years for equipment, and the shorter of lease terms or estimated useful lives for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

Prior to the fourth quarter of 2001, the Company had classified capitalized costs related to internal-use software on the balance sheet in other assets. Effective as of September 29, 2001, and for all other periods presented, the Company has reclassified internal-use software to property, plant, and equipment and reclassified related cash flows for the purchase or development of internal-use software from cash flow from operations to cash flow from investing activities. This resulted in the reclassification on the consolidated balance sheets of $106 million from other assets to property, plant and equipment as of September 30, 2000.

Long-Lived Assets
The Company reviews property, plant, and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount, including the unamortized portion of any allocated goodwill, to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets, including any allocated goodwill, exceeds its fair market value. The recoverability of enterprise level goodwill is assessed whenever the facts and circumstances suggest the asset may be impaired. The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future cash flows. For the three years ended September 29, 2001, the Company has made no material adjustments to its long-lived assets except those made in connection with the restructuring actions described in Note 5.

Foreign Currency Translation
The Company translates the assets and liabilities of its international non-U.S. functional currency subsidiaries into dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are credited or charged to "accumulated translation adjustment" included in "accumulated other comprehensive income (loss)" in shareholders' equity. The Company's foreign manufacturing subsidiaries and certain other international subsidiaries that use the U.S. dollar as their functional currency, remeasure monetary assets and liabilities at year-end exchange rates, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these translations are included in the Company's results of operations.

Revenue Recognition
The Company recognizes revenue pursuant to applicable accounting standards, including SOP No. 97-2, "Software Revenue Recognition," as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. For online sales to individuals, for certain sales to resellers, and for some sales to education customers in the United States, the Company defers revenue until the product is received by the customer because the Company legally retains a portion of the risk of loss on these sales during transit. For other product sales, these criteria are met by the Company at the time product is shipped. Revenue on multiple element sales arrangements is allocated to various elements based on vendor specific objective evidence of the fair value of each element of the transaction and is recognized as each element is delivered.

Provisions are made currently for estimated product returns, price protection, rebates, and other sales programs.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry. The Company adopted SAB 101 in the first quarter of fiscal year 2001. Adoption of this guidance did not have a material impact on the Company's financial position or results of operations.

Shipping Costs
The Company's shipping and handling costs are included in cost of sales for all periods presented.

Warranty Expense
The Company provides currently for the estimated cost that may be incurred under product warranties at the time related revenue is recognized.

Research and Development
Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In almost all instances, the Company's products are released soon after technological feasibility has been established. Therefore, costs subsequent to achieving technological feasibility have not been significant, and historically all software development costs have been expensed. However, during 2001 the Company incurred substantial development costs associated with completion of Mac OS X, its new Macintosh operating system, subsequent to release of a public beta version of the product and prior to release of the final product version. As a result, the Company capitalized approximately $5.4 million of development costs during 2001 associated with final development of Mac OS X. Related amortization is computed by use of the straight-line method over the estimated useful life of the asset of 8 years and resulted in amortization expense of approximately $350,000 in 2001.

Advertising Costs
Advertising costs are expensed as incurred. Advertising expense was $261 million, $281 million, and $208 million for 2001, 2000, and 1999, respectively.

Stock-Based Compensation
The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method and has provided pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

Earnings Per Common Share
Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method. Dilutive potential shares of common stock related to stock options were excluded from the calculation of diluted loss per common share for 2001 because their effect would have been antidilutive.

Stock Split
On June 21, 2000, the Company effected a two-for-one stock split in the form of a Common Stock dividend to shareholders of record as of May 19, 2000. All per share data and numbers of Common shares have been retroactively adjusted to reflect the stock split.

Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, from unrealized gains and losses on marketable securities categorized as available-for-sale, and from net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

Segment Information
The Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments. Information about the Company's products, major customers, and geographic areas on a company-wide basis is also disclosed.

Note 2—Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair value due to the short maturities of those instruments.

Cash Equivalents and Short-Term Investments
The following table summarizes the fair value of the Company's available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of September 29, 2001, and September 30, 2000 (in millions):

	September 29, 2001 Fair Value	September 30, 2000 Fair Value
U.S. corporate securities	$1,998	$921
Foreign securities	174	222

Total included in cash and cash equivalents	2,172	1,143
U.S. Treasury and Agency securities	1,042	293
U.S. corporate securities	692	2,059
Foreign securities	292	484

Total included in short-term investments	2,026	2,836

Total	$4,198	$3,979

The Company's U.S. corporate securities include commercial paper, loan participations, certificates of deposit, time deposits and corporate debt securities. Foreign securities include foreign commercial paper, loan participation, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. Net unrealized gains on the Company's investment portfolio, primarily related to U.S. agency securities, were $11 million as of September 29, 2001 and were negligible as of September 30, 2000. As of September 29, 2001, approximately $313 million of the Company's short-term investments in U.S. agency securities had underlying maturities of between one and four years. The remaining short-term investments as of September 29, 2001, all had maturities of between 3 and 12 months. Substantially all of the Company's short-term investments as of September 30, 2000, had underlying maturities less than 12 months. The Company's cash and cash equivalent balances as of September 30, 2000 include $7 million pledged primarily as collateral against outstanding derivative positions. No cash was pledged as collateral against outstanding derivative positions as of September 29, 2001.

Trade Receivables
The Company distributes its products through third-party computer resellers and directly to certain education and consumer customers. The Company generally does not require collateral from its customers. However, when possible the Company does attempt to limit credit risk on trade receivables through the use of flooring arrangements for selected customers with third-party financing companies and credit insurance for certain customers in Latin America and Asia. However, considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company's distribution and retail channel partners. Trade receivables from a single customer, Ingram Micro, Inc., accounted for approximately 9.4% and 17.2% of net accounts receivable as of September 29, 2001, and September 30, 2000, respectively.

The following table summarizes the activity in the allowance for doubtful accounts (in millions).

	2001	2000	1999
Beginning allowance balance	$64	$68	$81
Charged to costs and expenses	7	5	2
Deductions (a)	(20)	(9)	(15)

Ending allowance balance	$51	$64	$68

  (a)
  Represents amounts written off against the allowance, net of recoveries.

Derivative Financial Instruments
The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenues and cost of sales. From time to time, the Company enters into interest rate swap agreements to modify the interest rate profile of certain investments and debt. The Company's accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value.

The following table shows the notional principal, net fair value, and credit risk amounts of the Company's interest rate derivative and foreign currency instruments as of September 29, 2001 and September 30, 2000 (in millions).

	September 29, 2001			September 30, 2000
	Notional Principal	Fair Value	Credit Risk Amounts	Notional Principal	Fair Value	Credit Risk Amounts
Transactions qualifying as accounting hedges:
Interest rate instruments:
Swaps	$—	$—	$—	$800	$(1)	$4
Foreign exchange instruments:
Spot/Forward contracts, net	$562	$8	$8	$826	$10	$10
Purchased options, net	$551	$11	$11	$615	$21	$—
Sold options, net	$712	$(8)	$—	$—	$—	$—
Transactions other than accounting hedges:
Foreign exchange instruments:
Spot/Forward contracts, net	$455	$(4)	$—	$275	$—	$—
Purchased options, net	$334	$1	$1	$1,051	$4	$4
Sold options, net	$354	$(1)	$—	$1,201	$(5)	$—

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of year-end, and do not represent the amount of the Company's exposure to credit or market loss. The credit risk amount shown in the table above represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange and interest rates at each respective date. The Company's exposure to credit loss and market risk will vary over time as a function of interest rates and currency exchange rates.

The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 29, 2001 and September 30, 2000. In certain instances where judgment is required in estimating fair value, price quotes were obtained from several of the Company's counterparty financial institutions. Although the table above reflects the notional principal, fair value, and credit risk amounts of the Company's interest rate and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the interest rate and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Foreign Exchange Risk Management
The Company enters into foreign currency forward and option contracts with financial institutions primarily to protect against foreign exchange risk associated with existing assets and liabilities, certain firmly committed transactions and certain probable but not firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and availability of appropriate hedging instruments.

In accordance with SFAS No. 133, hedges related to probable but not firmly committed transactions of an anticipatory nature are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly. For currency forward contracts, hedge effectiveness is measured based on changes in the total fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date.

For currency option contracts, hedge effectiveness is measured based on changes in the total fair value of the option contract. Hedge effectiveness is assessed by comparing the present value of the cumulative change in expected future cash flows on the hedged transaction determined as the sum of the probability-weighted outcomes with respect to the option strike rates with the total change in fair value of the option hedge. The net gains or losses on derivative instruments qualifying as cash flow hedges are reported as components of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any residual changes in fair value of these instruments are recognized in current earnings in interest and other income and expense.

To protect gross margins from fluctuations in foreign currency exchange rates, the Company's U.S. dollar functional subsidiaries hedge a portion of forecasted foreign currency revenues, and the Company's non-U.S. dollar functional subsidiaries selling in local currencies hedge a portion of forecasted inventory purchases not denominated in the subsidiaries' functional currency. Other comprehensive income associated with hedges of foreign currency revenues is recognized as a component of net sales in the same period as the related sales are recognized, and other comprehensive income related to inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. Typically, the Company hedges portions of its forecasted foreign currency exposure associated with revenues and inventory purchases over a time horizon of 3 to 9 months.

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

As discussed above, the Company enters into foreign currency option contracts as designated cash flow hedges and, sometimes, as items that provide an offset to the remeasurement of certain recorded assets and liabilities denominated in non-functional currencies. All changes in the fair value of these derivative contracts based on changes in option time value are recorded in current earnings in interest and other income and expense. Due to market movements, changes in option time value can lead to increased volatility in other income and expense.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent 60-day time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings in interest and other income, net. Any subsequent changes in fair value of such derivative instruments are also reflected in current earnings unless they are re-designated as hedges of other transactions. During the first quarter of fiscal 2001, the Company recorded a net gain of $5.1 million in interest and other income, net related to the loss of hedge designation on discontinued cash flow hedges due to changes in the Company's forecast of future net sales and cost of sales.

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

As of September 30, 2000, the Company had entered into interest rate swaps with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The interest rate swaps generally required the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively converted the Company's fixed-rate 10 year debt to floating-rate debt and convert a portion of the floating rate investments to fixed rate. The Company assumed no ineffectiveness with regard to the debt interest swaps as each debt interest rate swap met the criteria for accounting under the short-cut method defined in SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no net gains or losses were recorded in income relative to the Company's underlying debt interest rate swaps. During fiscal 2001, the Company closed out all of its existing debt interest rate swap positions due to prevailing market interest rates realizing a gain of $17 million. This gain was deferred, recognized in long-term debt and is being amortized to other income and expense over the remaining life of the debt.

The unrealized loss on these assets swaps as of September 30, 2000, of $5.7 million was deferred and then recognized in income in 2001 as part of the SFAS No. 133 transition adjustment effective on October 1, 2000. The Company closed out all of its existing interest rate asset swaps during 2001 realizing a gain of $1.1 million.

Long-Term Debt

Unsecured Notes
During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004. As of September 29, 2001 and September 30, 2000, the carrying amount of these notes was $317 million and $300 million, respectively, while the fair value was $295 million and $279 million, respectively. The fair value of the notes is based on their listed market values as of September 29, 2001 and September 30, 2000.

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

Non-Current Debt and Equity Investments and Related Gains

The Company has held significant investments in ARM Holdings plc (ARM), Samsung Electronics Co., Ltd (Samsung), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments have been reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. The combined fair value of these investments was $128 million and $786 million as of September 29, 2001, and September 30, 2000, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

Occasionally, the Company uses short-term equity derivatives to manage potential dispositions of non-current debt and equity investments. Any gains or losses associated with such derivatives are recognized currently in interest and other income.

ARM Holdings
ARM is a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology. As of September 30, 2000, the Company held approximately 34.8 million shares of ARM stock with a fair value of $383 million. During 2001, the Company sold a total of approximately 29.8 million shares of ARM stock for net proceeds of approximately $176 million, recorded a gain before taxes of approximately $174 million, and recognized related income tax expense of approximately $52 million. As of September 29, 2001, the Company holds 5 million shares of ARM stock valued at $17 million.

During 2000, the Company sold a total of approximately 45.2 million shares of ARM stock for net proceeds of approximately $372 million, recorded a gain before taxes of approximately $367 million, and recognized related income tax of approximately $94 million. During 1999, the Company sold a total of approximately 163 million shares of ARM stock for net proceeds of approximately $245 million, recorded a gain before taxes of approximately $230 million, and recognized related income tax expense of approximately $25 million.

EarthLink
In January 2000, the Company invested $200 million in EarthLink, an Internet service provider (ISP). The investment is in EarthLink's Series C Convertible Preferred Stock, which is convertible by the Company after January 4, 2001, into approximately 7.1 million shares of EarthLink common stock. Concurrent with this investment, EarthLink and the Company entered into a multi-year agreement to deliver ISP service to Macintosh users in the United States. Under the terms of the agreement, the Company profits from each new Mac customer that subscribes to EarthLink's ISP service for a specified period of time, and EarthLink is the default ISP in Apple's Internet Setup Software included with all Macintosh computers sold in the United States. As of September 30, 2000, the fair value of the Company's investment in EarthLink was approximately $64 million.

During the second quarter of 2001, the Company determined that the decline in the fair value of its investment in EarthLink was other than temporary requiring that its cost basis be written down to fair value as a new cost basis and the amount of the write-down be included in earnings. As a result, the Company recognized a $114 million charge to earnings to write-down the basis of its investment in EarthLink to $86 million. This charge was included in gains on non-current investments, net. During the fourth quarter of 2001, the Company sold a total of approximately 425,000 shares of EarthLink stock for net proceeds of approximately $6 million, recorded a gain before taxes of approximately $800,000, and recognized related income tax of approximately $200,000. As of September 29, 2001, the Company holds 6.7 million shares of EarthLink stock with a fair value of approximately $102 million.

Samsung
During the fourth quarter of 1999, the Company invested $100 million in Samsung to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment was in the form of three year unsecured bonds which were convertible into approximately 550,000 shares of Samsung common stock beginning in July 2000. The bonds carried an annual coupon rate of 2% and pay a total yield to maturity of 5% if redeemed at their maturity. The fair value of the Company's investment in Samsung was approximately $123 million as of September 30, 2000.

Prior to its sale, the Company had categorized its investment in Samsung as available-for-sale requiring that it be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The fair value of the Company's investment in Samsung was approximately $123 million as of September 30, 2000. With the adoption of SFAS No. 133 on October 1, 2000, the Company was required to account for the conversion option embedded in the Samsung bonds separately from the related debt. The conversion feature was carried at fair value with any changes in fair value recognized in earnings in the period in which they occur. Included in the $17 million gross SFAS No. 133 transition adjustment recorded in earnings during the first quarter of fiscal 2001 was a $23 million favorable adjustment for the restatement to fair value as of October 1, 2000, of the derivative component of the Company's investment in Samsung. To adjust the carrying value of the derivative component of its investment in Samsung to fair value as of December 30, 2000, the Company recognized an unrealized loss of approximately $13 million during the first quarter of 2001. During the second quarter of 2001, the Company sold this investment for book value, including accrued interest, receiving net proceeds of approximately $117 million.

Akamai
In June 1999, the Company invested $12.5 million in Akamai, a global Internet content delivery service. The investment was in the form of convertible preferred stock that converted into 4.1 million shares of Akamai common stock (adjusted for subsequent stock splits) at the time of Akamai's initial public offering in October 1999. Beginning in the first quarter of 2000, the Company categorized its shares in Akamai as available-for-sale. The fair value of the Company's investment in Akamai was approximately $216 million as of September 30, 2000. During 2001, the Company sold a total of approximately 1 million shares of Akamai stock for net proceeds of approximately $39 million, recorded a gain before taxes of approximately $36 million, and recognized related income tax expense of approximately $11 million. As of September 29, 2001, the Company holds 3.1 million shares of Akamai stock valued at $9 million.

Other Strategic Investments
The Company has additional minority debt and equity investments in several privately held technology companies with a book value of approximately $18 million and $33 million as of September 29, 2001, and September 30, 2000, respectively. These investments, which are reflected in the consolidated balance sheets in other assets, are inherently risky because the products and/or markets of these companies are typically not fully developed. During the second quarter of fiscal 2001, the Company determined that the decline in fair value of certain of these investments was other than temporary and, accordingly, recognized a charge to earnings of approximately $8 million. This charge was included in gains on non-current investments, net.

Note 3—Consolidated Financial Statement Details

Inventories (in millions)

	2001	2000
Purchased parts	$1	$1
Work in process	—	2
Finished goods	10	30

Total inventories	$11	$33

Property, Plant, and Equipment (in millions)

	2001	2000
Land and buildings	$337	$324
Machinery and equipment	182	185
Office furniture and equipment	63	60
Internal-use software	156	106
Leasehold improvements	186	131

	924	806
Accumulated depreciation and amortization	(360)	(387)

Net property, plant, and equipment	$564	$419

Accrued Expenses (in millions)

	2001	2000
Accrued compensation and employee benefits	$88	$176
Accrued marketing and distribution	131	149
Deferred revenue	184	105
Accrued warranty and related costs	87	108
Other current liabilities	227	238

Total accrued expenses	$717	$776

Interest and Other Income, Net (in millions)

	2001	2000	1999
Interest income	$218	$210	$144
Interest expense	(16)	(21)	(47)
Foreign currency gain (loss)	15	1	(4)
Net premiums and discounts on foreign exchange instruments	(8)	7	(4)
Other income (expense), net	8	6	(2)

	$217	$203	$87

Note 4—Acquisitions

Goodwill and Other Acquisition-Related Intangibles
Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of identifiable net tangible and intangible assets. The Company amortizes goodwill and other acquired intangibles on a straight-line basis over the periods indicated below. The following table summarizes net goodwill and other acquisition related-intangibles (in millions):

	Life in Years	2001	2000
Goodwill	3 to 8	$65	$30
Acquired technology	2 to 3	9	2
Other identifiable intangibles	2 to 3	2	3

Total acquisition-related intangibles, net		$76	$35

Other intangibles include items such as trademarks and workforce-in-place. The net balances presented above are net of total accumulated amortization of $62 million and $37 million as of September 29, 2001, and September 30, 2000, respectively. Total amortization of goodwill was $16 million, $21 million, and $27 million during fiscal 2001, 2000, and 1999, respectively. Total amortization of other purchased intangibles was $4 million, $3 million, and $1 million during fiscal 2001, 2000, and 1999, respectively.

Acquisition of PowerSchool, Inc.
In May 2001, the Company acquired PowerSchool, Inc. (PowerSchool), a provider of web-based student information systems for K-12 schools and districts that enables schools to record, access, report, and manage their student data and performance in real-time, and gives parents real-time web access to track their children's progress. The consolidated financial statements include the operating results of PowerSchool from the date of acquisition.

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

The amount of the purchase price allocated to purchased in-process research and development (IPR&D) was expensed upon acquisition, because the technological feasibility of products under development had not been established and no alternative future uses existed. The IPR&D relates to technologies representing processes and expertise employed to design, develop, and deploy a functioning, scalable web-based student information system for use by K-12 schools. At the date of the acquisition, the product under development was approximately 50% complete, and it was expected that the remaining 50% would be completed during the Company's fiscal 2002 at a cost of approximately $9.25 million. The remaining efforts include completion of coding, finalizing user interface design and development, and testing. The fair value of the IPR&D was determined by an independent valuation using the income approach, which reflects the projected free cash flows that will be generated by the IPR&D projects and that is attributable to the acquired technology, and discounting the projected net cash flows back to their present value using a discount rate of 25%. The goodwill and acquired intangibles are being amortized over their estimated useful lives of eight and three years, respectively. Deferred stock compensation associated with restricted stock and options is being amortized over the required future vesting period of three years.

In the fourth quarter of 2001, an adjustment was made to increase goodwill associated with the acquisition of PowerSchool by $5.9 million due to the identification of a previously unidentified loss contingency that was in existence prior to consummation of the acquisition.

Acquisition of Spruce Technologies, Inc.
In July 2001, the Company acquired Spruce Technologies, Inc. (Spruce), a privately-held company that develops and markets DVD authoring products, for $14.9 million in cash. Goodwill associated with the acquisition of Spruce is not subject to amortization pursuant to the transition provisions of SFAS No. 142. The consolidated financial statements include the operating results of Spruce from the date of acquisition. Total consideration was allocated as follows (in millions):

Net tangible liabilities assumed	$(0.7)
Identifiable intangible assets	5.9
Goodwill	9.7

Total consideration	$14.9

Acquisition-Related Deferred Stock Compensation
The Company allocated $12.8 million of its purchase consideration for PowerSchool to acquisition-related deferred stock compensation within shareholders' equity. This amount represents the intrinsic value of stock options assumed that vest as future services are provided by employees and related to 445,000 common shares issued contingent on continued employment of certain PowerSchool employee stockholders.

Pro Forma Financial Information
The unaudited pro forma financial information below assumes that PowerSchool and Spruce acquired in 2001 had been acquired at the beginning of 2000 and includes the effect of amortization of goodwill and other acquired identifiable intangible assets from that date. The impact of the charge for IPR&D associated with the acquisition of PowerSchool has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisitions taken place at the beginning of 2000. Pro forma information follows (in millions, except per share amounts):

	2001	2000
Net sales	$5,370	$7,994
Net income (loss)	$(44)	$767
Basic earnings (loss) per common share	$(0.13)	$2.35
Diluted earnings (loss) per common share	$(0.13)	$2.11

Note 5—Special Charges

Restructuring Actions

2000 Restructuring Actions
During the first quarter of 2000, the Company initiated restructuring actions resulting in recognition of an $8 million restructuring charge. This charge was comprised of $3 million for the write-off of various operating assets and $5 million for severance payments to approximately 95 employees associated with consolidation of various domestic and international sales and marketing functions. Of the $5 million accrued for severance, $2.5 million had been spent before the end of 2000, and the remainder was spent in 2001. Of the $3 million accrued for the write-off of various assets, substantially all was utilized before the end of 2000.

1999 Restructuring Actions
During the fourth quarter of 1999, the Company initiated restructuring actions resulting in a charge to operations of $21 million. The net restructuring charge of $18 million recognized during the fourth quarter of 1999 reflects $3 million of excess reserves related to prior restructuring actions. The $21 million accrual for these actions, substantially all of which was utilized before the end of 2000, was comprised of $11 million for contract cancellation charges associated with the closure of the Company's outsourced data center and $10 million for contract cancellation charges related to supply and development agreements previously discontinued.

During the second quarter of 1999, the Company took certain actions to improve the flexibility and efficiency of its manufacturing operations by moving final assembly of certain of its products to third-party manufacturers. These restructuring actions resulted in the Company recognizing a charge to operations of approximately $9 million during the second quarter of 1999. The accrual, substantially all of which was utilized before the end of 1999, was comprised of $6 million for severance benefits to be paid to employees involuntarily terminated, $2 million for the write-down of operating assets to be disposed of, and $1 million for payments on canceled contracts. These actions resulted in the termination of approximately 580 employees.

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

Technology Acquisition
As discussed in Note 4, during 2001 in its acquisition of PowerSchool the Company acquired certain technology that was under development and had no alternative future use. This resulted in the recognition of $10.8 million of purchased in-process research and development, which was charged to operations upon acquisition.

Note 6—Income Taxes

The provision for income taxes consisted of the following (in millions):

	2001	2000	1999
Federal:
Current	$(20)	$9	$4
Deferred	(8)	239	30

	(28)	248	34

State:
Current	—	—	—
Deferred	(10)	23	11

	(10)	23	11

Foreign:
Current	21	37	33
Deferred	2	(2)	(3)

	23	35	30

Provision for income taxes	$(15)	$306	$75

The foreign provision for income taxes is based on foreign pretax earnings of approximately $363 million, $1,019 million and $612 million in 2001, 2000, and 1999, respectively. A substantial portion of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries and is generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation on repatriation to the United States. The Company's consolidated financial statements fully provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the United States. U.S. income taxes have not been provided on a cumulative total of $755 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

As of September 29, 2001 and September 30, 2000, the significant components of the Company's deferred tax assets and liabilities were (in millions):

	2001	2000
Deferred tax assets:
Accounts receivable and inventory reserves	$26	$24
Accrued liabilities and other reserves	110	97
Basis of capital assets and investments	54	65
Tax losses and credits	319	280

Total deferred tax assets	509	466
Less valuation allowance	33	33

Net deferred tax assets	476	433

Deferred tax liabilities:
Unremitted earnings of subsidiaries	489	480
Available-for-sale securities	14	174
Other	18	19

Total deferred tax liabilities	521	673

Net deferred tax asset (liability)	$(45)	$(240)

As of September 29, 2001, the Company had operating loss carryforwards for federal tax purposes of approximately $116 million, which expire in 2012 and 2021. This does not include approximately $79 million of remaining operating loss carryforwards acquired from NeXT, which expire in 2009 - 2012, and the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company also has Federal credit carryforwards and various state and foreign tax loss and credit carryforwards, the tax effect of which is approximately $157 million and which expire between 2002 and 2021. The remaining benefits from tax losses and credits do not expire. As of September 29, 2001, a valuation allowance of $33 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates primarily to the operating loss carryforwards acquired from NeXT. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2001, 2000, and 1999) to income (loss) before provision for income taxes, is as follows (in millions):

	2001	2000	1999
Computed expected tax (benefit)	$(18)	$382	$236
State taxes, net of federal effect	(7)	15	12
Indefinitely invested earnings of foreign subsidiaries	—	(82)	(29)
Nondeductible executive compensation	—	32	—
Purchase accounting and asset acquisitions	10	—	—
Change in valuation allowance	—	(27)	(153)
Research & development credit, net	(5)	(5)	—
Other items	5	(9)	9

Provision for (benefit from) income taxes	$(15)	$306	$75

Effective tax rate	30%	28%	11%

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

Note 7—Shareholders' Equity

Stock Repurchase Plan
In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2000, the Company repurchased a total of 2.55 million shares of its common stock at a cost of $116 million. During 1999, the Company repurchased a total of 1.25 million shares of its common stock at a cost of $75 million. During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million. Since inception of the repurchase plan, the Company has repurchased or committed to repurchase a total of 6.55 million shares of its common stock at a cost of $217 million.

Preferred Stock
In August 1997, the Company and Microsoft Corporation (Microsoft) entered into patent cross licensing and technology agreements. In addition, Microsoft purchased 150,000 shares of Apple Series A nonvoting convertible preferred stock ("preferred stock") for $150 million. These shares were convertible by Microsoft after August 5, 2000, into shares of Apple common stock at a conversion price of $8.25 per share. During 2000, 74,250 shares of preferred stock were converted to 9 million shares of the Company's common stock. During 2001, the remaining 75,750 preferred shares were converted into 9.2 million shares of the Company's common stock.

Comprehensive Income
The following table summarizes the components of accumulated other comprehensive income, net of taxes, (in millions):

	2001	2000	1999
Unrealized gain on available-for-sale securities	$30	$297	$142
Unrealized gain on derivative investments	4	—	—
Cumulative translation adjustments	(56)	(53)	(36)

Accumulated other comprehensive income	$(22)	$244	$106

The following table summarizes activity in other comprehensive income related to available-for-sale securities, net of taxes (in millions):

	2001	2000	1999
Change in fair value of available-for-sale securities	$(183)	$427	$318
Less: adjustment for net gains realized and included in net income	(84)	(272)	(176)

Change in unrealized gain on available-for-sale securities	$(267)	$155	$142

The tax effect related to the change in unrealized gain on available-for-sale securities was $157 million, $(91) million, $(84) million for fiscal 2001, 2000, and 1999, respectively. The tax effect on the reclassification adjustment for net gains included in net income was $35 million, $94 million and $25 million for fiscal 2001, 2000, and 1999, respectively.

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the period from October 1, 2000 through September 29, 2001(in millions):

Cumulative effect of adopting SFAS No. 133	$12
Changes in fair value of derivatives	45
Less: adjustment for net gains realized and included in net income	(53)

Change in unrealized gain on derivatives	$4

The tax effect related to the components listed above, including the cumulative effect of adopting SFAS No. 133, the changes in fair value of derivatives, and derivative gains reclassified from OCI were $(5) million, $(19) million and $23 million as of September 29, 2001.

Note 8—Employee Benefit Plans

1998 Executive Officer Stock Plan
The Company has in effect a 1998 Executive Officer Stock Plan (the 1998 Plan), which replaced the 1990 Stock Option Plan terminated in April 1998, the 1981 Stock Option Plan terminated in October 1990, and the 1987 Executive Long Term Stock Option Plan terminated in July 1995. Options granted before these plans' termination dates remain outstanding in accordance with their terms. Options may be granted under the 1998 Plan to the Chairman of the Board of Directors, executive officers of the Company at the level of Senior Vice President and above, and other key employees. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire 10 years after the grant date. The 1998 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, and stock purchase rights. A total of 43,000,000 shares have been authorized for issuance under the 1998 Plan, of which 8,007,388 shares are reserved for future issuance as of September 29, 2001.

1997 Employee Stock Option Plan
In August 1997, the Company's Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), for grants of stock options to employees who are not officers of the Company. Options may be granted under the 1997 Plan to employees at not less than the fair market value on the date of grant. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire 10 years after the grant date. A total of 65,000,000 shares have been authorized for issuance under the 1997 Plan, of which 1,681,433 shares are reserved for future issuance as of September 29, 2001.

1997 Director Stock Option Plan
In August 1997, the Company's Board of Directors approved a Director Stock Option Plan (DSOP), for which directors of the Company are eligible. Options granted under the DSOP vest in three equal installments, on each of the first through third anniversaries of the date of grant. A total of 800,000 shares have been authorized for issuance under the DSOP, of which 370,000 shares remain reserved for future issuance. Supplementally and separate from the DSOP, 60,000 options had been granted in total to two former members of the Company's Board of Directors, of which 30,000 shares remain outstanding as of September 29, 2001.

Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of the six-month offering period. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. During 2001, 2000, and 1999, 1.8 million, 766,000 and 1.1 million shares, respectively, were issued under the Purchase Plan. As of September 29, 2001, approximately 3.93 million shares were reserved for future issuance under the Purchase Plan.

Employee Savings Plan
The Company has an employee savings plan (the Savings Plan) qualifying as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit ($10,500 for calendar year 2001). The Company matches 50% to 100% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. The Company's matching contributions to the Savings Plan were approximately $17 million, $16 million, and $13 million in 2001, 2000, and 1999, respectively.

Stock Option Activity
A summary of the Company's stock option activity and related information for the years ended September 29, 2001, September 30, 2000 and September 25, 1999 follows (option amounts are presented in thousands):

	Year Ended September 29, 2001		Year Ended September 30, 2000		Year Ended September 25, 1999
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding—beginning of year	70,758	$34.01	36,808	$13.20	37,388	$10.24
Granted	34,857	$18.58	45,662	$46.52	11,910	$19.44
Exercised	(1,831)	$10.05	(6,866)	$9.62	(7,348)	$8.36
Forfeited	(6,605)	$29.32	(4,846)	$28.42	(5,142)	$13.01

Options outstanding—end of year	97,179	$29.25	70,758	$34.01	36,808	$13.20

Options exercisable at end of year	42,115	$32.15	23,659	$31.94	5,466	$9.58

The options outstanding as of September 29, 2001, have been segregated into five ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
	Options Outstanding as of September 29, 2001	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of September 29, 2001	Weighted Average Exercise Price
$0.83-$15.59	13,913	6.53	$10.25	9,525	$9.74
$15.60-$17.31	11,697	8.13	$17.04	1,987	$17.15
$17.32-$20.24	24,599	9.00	$18.56	4,671	$18.42
$20.25-$43.59	26,899	8.43	$38.92	21,185	$42.73
$43.60-$69.78	20,071	8.37	$49.67	4,747	$49.69

$0.83-$69.78	97,179	8.25	$29.25	42,115	$32.15

As of September 29, 2001, approximately 10.1 million options were reserved for future grant under the Company's stock option plans.

Note 9—Stock-Based Compensation

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

	2001	2000	1999
Expected life of options	4 years	4 years	4 years
Expected life of stock purchases	6 months	6 months	6 months
Interest rate—stock options	4.90%	6.20%	5.02%
Interest rate—stock purchases	5.97%	6.21%	4.89%
Volatility—stock options	66%	67%	55%
Volatility—stock purchases	90%	60%	59%
Dividend yields	0	0	0
Weighted-average fair value of options granted during the year	$10.15	$25.92	$9.61

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company uses projected volatility rates, which are based upon historical volatility rates trended into future years. Because the Company's employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options and employee stock purchase plan shares.

For purposes of pro forma disclosures, the estimated fair value of the options and shares are amortized to pro forma net income over the options' vesting period and the shares' plan period. The Company's pro forma information for each of the last three fiscal years follows (in millions, except per share amounts):

	2001	2000	1999
Net income (loss)—as reported	$(25)	$786	$601
Net income (loss)—pro forma	$(396)	$483	$528
Net income (loss) per common share—as reported
Basic	$(0.07)	$2.42	$2.10
Diluted	$(0.07)	$2.18	$1.81
Net income (loss) per common share—pro forma
Basic	$(1.15)	$1.49	$1.84
Diluted	$(1.22)	$1.38	$1.61

Note 10—Commitments and Contingencies

Lease Commitments
The Company leases various facilities, and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of from 5 to 12 years and often contain multi-year renewal options. Rent expense under all operating leases was approximately $80 million, $72 million, and $52 million in 2001, 2000, and 1999, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 29, 2001, are as follows (in millions):

Fiscal Years
2002	$73
2003	72
2004	62
2005	47
2006	37
Later years	140

Total minimum lease payments	$431

Concentrations in the Available Sources of Supply of Materials and Product
Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application-specific integrated circuits, or ("ASICs")) are currently obtained by the Company from single or limited sources. Some other key components, while currently available to the Company from multiple sources, are at times subject to industry wide availability and pricing pressures. In addition, the Company uses some components that are not common to the rest of the personal computer industry, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers.If the supply of a key single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Finally, significant portions of the Company's CPUs, logic boards, and assembled products are now manufactured by outsourcing partners, the majority of which occurs in various parts of Asia. Although the Company works closely with its outsourcing partners on manufacturing schedules and levels, the Company's operating results could be adversely affected if its outsourcing partners were unable to meet their production obligations.

Litigation
Beginning on September 27, 2001, threeshareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. The lawsuits are essentially identical, and purport to bring suit on behalf of those who purchased the Company's publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously.

The Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any legal proceedings and claims that would have a material adverse effect on its financial condition, liquidity or results of operations.

Note 11—Segment Information and Geographic Data

The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, and Japan. The Americas segment includes both North and South America, except for the Company's Retail segment which operates Apple-owned retail stores in the United States. The Europe segment includes European countries as well as the Middle East and Africa. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, the Company's subsidiary, Filemaker, Inc., and the Company's recently formed Retail segment which operates Apple-owned retail stores in the United States. Each reportable operating segment provides similar products and services, and the accounting policies of the various segments are the same as those described in the Summary of Significant Accounting Policies in Note 1.

The Company evaluates the performance of its operating segments based on net sales and operating income. Operating income for each segment includes revenue, cost of sales, and operating expenses directly attributable to the segment. Net sales are based on the location of the customers. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, income taxes, and nonrecurring charges for purchased in-process research and development and restructuring actions. Corporate expenses include research and development; manufacturing expenses not included in segment cost of sales, including variances between standard and actual manufacturing costs; corporate marketing expenses; and other separately managed general and administrative expenses. The Company does not include intercompany transfers between segments for management reporting purposes.

Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, and intangible assets. Capital expenditures for long-lived assets are not reported to management by segment.

Summary information by operating segment follows (in millions):

	2001	2000	1999
Americas:
Net sales	$2,996	$4,298	$3,527
Operating income	$133	$614	$493
Depreciation and amortization	$4	$5	$4
Segment assets (a)	$334	$618	$468
Europe:
Net sales	$1,249	$1,817	$1,317
Operating income	$68	$243	$156
Depreciation and amortization	$4	$4	$3
Segment assets	$137	$248	$169
Japan:
Net sales	$713	$1,345	$858
Operating income	$98	$352	$173
Depreciation and amortization	$2	$2	$2
Segment assets	$44	$137	$94
Other Segments:
Net sales	$405	$523	$432
Operating income	$42	$137	$82
Depreciation and amortization	$4	$3	$3
Segment assets	$115	$95	$104

(a)
The Americas asset figures do not include fixed assets held in the United States. Such fixed assets are not allocated specifically to the Americas segment and are included in the corporate assets figures below.

A reconciliation of the Company's segment operating income, and assets to the consolidated financial statements follows (in millions):

	2001	2000	1999
Segment operating income	$341	$1,346	$904
Corporate expenses, net	(674)	(726)	(518)
Purchased in-process research and development	(11)	—	—
Restructuring costs	—	(8)	(27)
Executive bonus	—	(90)	—

Consolidated operating income	$(344)	$522	$359

Segment assets	$630	$1,098	$835
Corporate assets	$5,391	$5,705	4,326

Consolidated assets	$6,021	$6,803	$5,161

Segment depreciation and amortization	$14	$14	$12
Corporate depreciation and amortization	88	70	73

Consolidated depreciation and amortization	$102	$84	$85

A large portion of the Company's net sales is derived from its international operations. Also, a majority of the raw materials used in the Company's products is obtained from sources outside of the United States, and a majority of the products sold by the Company is assembled internationally in the Company's facilities in Cork, Ireland and Singapore or by third-party vendors in Taiwan, Korea, Mexico, the People's Republic of China, and the Czech Republic. As a result, the Company is subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight charges. During 2000, a single distributor, Ingram Micro Inc. accounted for approximately 11.5% of the Company's net sales. Net sales during 2000 to Ingram Micro Inc. in the Americas and Europe segments were $651 million and $255 million, respectively. Net sales to Ingram Micro Inc. in all other segments were $14 million. No other single customer accounted for more than 10% of net sales in 2000. No single customer accounted for more than 10% of net sales in 2001 or 1999.

Net sales and long-lived assets related to operations in the United States, Japan, and other foreign countries are as follows (in millions):

	2001	2000	1999
Net Sales:
United States	$2,936	$4,145	$3,394
Japan	713	1,345	858
Other Foreign Countries	1,714	2,493	1,882

Total Net Sales	$5,363	$7,983	$6,134

Long-Lived Assets:
United States	$498	$387	$335
Japan	3	5	7
Other Foreign Countries	77	52	62

Total Long-Lived Assets	$578	$444	$404

Information regarding net sales by product is as follows (in millions):

	2001	2000	1999
Net Sales:
Power Macintosh (a)	$1,664	$2,747	$2,345
PowerBook	813	948	823
iMac	1,117	2,381	1,905
iBook	809	809	9
Software, Service, and Other Net Sales	960	1,098	1,052

Total Net Sales	$5,363	$7,983	$6,134

(a)
Includes amounts previously reported as G4 Cube.

Note 12—Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income (loss) and per share amounts):

For the Years Ended	September 29, 2001	September 30, 2000	September 25, 1999
Numerator (in millions):
Income (loss) before accounting change	$(37)	$786	$601

Net income (loss)	$(25)	$786	$601
Interest expense on convertible debt	—	—	28

Numerator for diluted earnings (loss) per share – adjusted net income (loss)	$(25)	$786	$629

Denominator:
Weighted-average shares outstanding	345,613	324,568	286,314
Effect of dilutive securities:
Convertible preferred stock	—	17,914	18,182
Dilutive options	—	17,842	11,638
Convertible debt	—	—	32,194

Dilutive potential common shares	—	35,756	62,014

Denominator for diluted earnings (loss) per share	345,613	360,324	348,328

Basic earnings (loss) per share before accounting change	$(0.11)	$2.42	$2.10
Cumulative effect of accounting change, net of tax	$0.04	—	—

Basic earnings (loss) per share after accounting change	$(0.07)	$2.42	$2.10

Diluted earnings (loss) per share before accounting change	$(0.11)	$2.18	$1.81
Cumulative effect of accounting change, net of tax	$0.04	—	—

Diluted earnings (loss) per share after accounting change	$(0.07)	$2.18	$1.81

At September 29, 2001, the Company had options to purchase 97.2 shares of its common stock outstanding, all of which were excluded from the computation of diluted loss per share for 2001 because the effect would have been antidilutive. Options to purchase 2.5 million and 2.4 million shares of common stock were outstanding at the end of 2000 and 1999 respectively, that were not included in the computation of diluted earnings per share for those years because the options' exercise price was greater than the average market price of the Company's common shares for those years and, therefore, the effect would be antidilutive.

Note 13—Related Party Transactions

Mr. Jerome York, a member of the Board of the Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. ("MicroWarehouse") in January 2000. He also serves as its Chairman, President and Chief Executive Officer. MicroWarehouse is a multi-billion dollar specialty catalog and online retailer and direct marketer of computer products, including products made by the

Company, through its MacWarehouse catalogue. MicroWarehouse accounted for 2.89% and 3.26% of the Company's net sales in 2001 and 2000, respectively. Trade receivables from MicroWarehouse were $7.6 million and $47.1 million as of September 29, 2001, and September 30, 2000, respectively.

Note 14—Selected Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Tabular amounts in millions, except per share amounts)
2001
Net sales	$1,450	$1,475	$1,431	$1,007
Gross margin	$437	$434	$385	$(21)
Net income (loss)	$66	$61	$43	$(195)
Earnings (loss) per common share:
Basic	$0.19	$0.17	$0.12	$(0.58)
Diluted	$0.19	$0.17	$0.12	$(0.58)
2000
Net sales	$1,870	$1,825	$1,945	$2,343
Gross margin	$467	$543	$549	$607
Net income	$170	$200	$233	$183
Earnings per common share:
Basic	$0.52	$0.62	$0.72	$0.57
Diluted	$0.47	$0.55	$0.64	$0.51

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Net income during the fourth, third, second, and first quarters of 2001 included after tax net gains related to non-current investments of $1 million, $8 million, $4 million, and $41 million, respectively. Net income for the third quarter of 2001 included an after-tax charge for purchased IPR&D of $8 million associated with the Company's acquisition of PowerSchool. Net income for the first quarter of 2001 includes an after-tax favorable cumulative-effect-type adjustment for the adoption of SFAS No. 133 of $12 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors
Listed below are the Company's directors whose terms expire at the next annual meeting of shareholders.

Name	Position With the Company	Age	Director Since
William V. Campbell	Director	61	1997
Millard S. Drexler	Director	57	1999
Lawrence J. Ellison	Director	57	1997
Steven P. Jobs	Director and Chief Executive Officer	46	1997
Arthur D. Levinson	Director	51	2000
Jerome B. York	Director	63	1997

William V. Campbell has been Chairman of the Board of Directors of Intuit, Inc. ("Intuit") since August 1998. From September 1999 to January 2000, Mr. Campbell acted as Chief Executive Officer of Intuit. From April 1994 to August 1998, Mr. Campbell was President and Chief Executive Officer and a director of Intuit. From January 1991 to December 1993, Mr. Campbell was President and Chief Executive Officer of GO Corporation. Mr. Campbell also serves on the board of directors of SanDisk Corporation and Loudcloud, Inc.

Millard S. Drexler has been Chief Executive Officer of Gap Inc. since 1995 and President since 1987. Mr. Drexler has been a member of the Board of Directors of Gap Inc. since November 1983. He also served as the President of the Gap Division from 1983 to 1987.

Lawrence J. Ellison has been Chief Executive Officer and a director of Oracle Corporation ("Oracle") since he co-founded Oracle in May 1977, and was President of Oracle until June 1996. Mr. Ellison has been Chairman of the Board of Oracle since June 1995.

Steven P. Jobs is one of the Company's co-founders and currently serves as its Chief Executive Officer. Mr. Jobs is also the Chairman and Chief Executive Officer of Pixar Animation Studios. In addition, Mr. Jobs co-founded NeXT Software, Inc. ("NeXT") and served as the Chairman and Chief Executive Officer of NeXT from 1985 until 1997 when NeXT was acquired by the Company. Mr. Jobs also serves as a director of Gap Inc.

Arthur D. Levinson, Ph.D. has been President, Chief Executive Officer and a director of Genentech Inc. ("Genentech") since July 1995. Dr. Levinson has been Chairman of the Board of Directors of Genentech since September 1999. He joined Genentech in 1980 and served in a number of executive positions, including Senior Vice President of R&D from 1993 to 1995.

Jerome B. York is Chairman and Chief Executive Officer of Micro Warehouse, Inc. Previously, he was Vice Chairman of Tracinda Corporation from September 1995 to October 1999. In May 1993, he joined International Business Machines Corporation ("IBM") as Senior Vice President and Chief Financial Officer, and he served as a director of IBM from January 1995 to August 1995. Prior to joining IBM, Mr. York served in a number of executive positions at Chrysler Corporation, including Executive Vice President-Finance and Chief Financial Officer from May 1990 to May 1993. He also served as a director of Chrysler Corporation from 1992 to 1993. Mr. York is also a director of MGM Mirage, Inc. and Metro-Goldwyn- Mayer, Inc.

Gareth C. C. Chang served as a director of the Company from 1996 until his resignation in July 2001.

Executive Officers
The following sets forth certain information regarding executive officers of the Company. Information pertaining to Mr. Jobs, who is both a director and an executive officer of the Company, may be found in the section entitled "Directors".

Fred D. Anderson, Executive Vice President and Chief Financial Officer (age 57), joined the Company in April 1996. Prior to joining the Company, Mr. Anderson was Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc. ("ADP"), a position he held from August 1992 to March 1996. Mr. Anderson also serves as a director of 3Com Corporation.

Timothy D. Cook, Senior Vice President, Worldwide Operations, Sales, Service & Support (age 41), joined the Company in February 1998. Prior to joining the Company, Mr. Cook held the position of Vice President, Corporate Materials for Compaq Computer Corporation ("Compaq"). Previous to his work at Compaq, Mr. Cook was the Chief Operating Officer of the Reseller Division at Intelligent Electronics. Mr. Cook also spent 12 years with IBM, most recently as Director of North American Fulfillment.

Nancy R. Heinen, Senior Vice President, General Counsel and Secretary (age 45), joined the Company in September 1997. Prior to joining the Company, Ms. Heinen held the position of Vice President, General Counsel and Secretary of the Board of Directors at NeXT from February 1994 until the acquisition of NeXT by the Company in February 1997.

Ronald B. Johnson, Senior Vice President, Retail (age 43), joined the Company in January 2000. Prior to joining the Company, Mr. Johnson spent 10 years with Target Stores, most recently as Senior Merchandising Executive.

Jonathan Rubinstein, Senior Vice President, Hardware Engineering (age 45), joined the Company in February 1997. Before joining the Company, Mr. Rubinstein was Executive Vice President and Chief Operating Officer of FirePower Systems Incorporated, from May 1993 to August 1996. Mr. Rubinstein also serves as a member of the Board of Directors of Immersion Corporation.

Sina Tamaddon, Senior Vice President, Applications (age 44), joined the Company in September 1997. Mr. Tamaddon has also served with the Company in the position of Senior Vice President Worldwide Service and Support, and Vice President and General Manager, Newton Group. Before joining the Company, Mr. Tamaddon held the position of Vice President, Europe with NeXT from September 1996 through March 1997. From August 1994 to August 1996, Mr. Tamaddon held the position of Vice President, Professional Services with NeXT.

Avadis Tevanian, Jr., Ph.D., Senior Vice President, Software Engineering (age 40), joined the Company in February 1997 upon the Company's acquisition of NeXT. With NeXT, Dr. Tevanian held several positions, including Vice President, Engineering, from April 1995 to February 1997. Prior to April 1995, Dr. Tevanian worked as an engineer with NeXT and held several management positions.

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

Based solely upon a review of the copies of such forms furnished to the Company, the absence of a Form 3, 4 or 5 or written representations that no Forms 5 were required, the Company believes that, during fiscal year 2001, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Securities Underlying Options* (#)	All Other Compensation ($)
Steven P. Jobs Chief Executive Officer	2001 2000 1999	1 1 1	43,511,534 — —	(1)	— 20,000,000 —	40,484,594 — —	(1)
Fred D. Anderson Executive Vice President and Chief Financial Officer	2001 2000 1999	657,039 660,414 605,260	— — —		1,000,000 — 950,000	7,312 6,750 29,700	(2) (2) (3)
Timothy D. Cook Senior Vice President, Worldwide Operations, Sales, Service & Support	2001 2000 1999	452,219 451,673 401,940	500,000 — —	(4)	1,000,000 — 600,000	7,875 6,352 29,519	(2) (2) (5)
Jonathan Rubinstein Senior Vice President, Hardware Engineering	2001 2000 1999	469,737 451,949 402,200	— — —		1,000,000 — 916,668	7,875 6,577 5,888	(2) (2) (6)
Avadis Tevanian, Jr. Ph.D Senior Vice President, Software Engineering	2001 2000 1999	460,873 451,673 401,939	500 — —	(7)	1,000,000 — 1,019,580	10,200 10,200 9,600	(2) (2) (2)

(1)
In December 1999, Mr. Jobs was given a special executive bonus for serving as the Company's interim Chief Executive Officer for past services, in the form of an aircraft with a total cost to the Company of approximately $90,000,000. This amount was previously reported as a bonus for fiscal year 2000 in the Company's 2000 Form 10-K and 2000 Proxy Statement. Because the aircraft was transferred to Mr. Jobs in 2001, the amount of approximately $43.5 million paid by the Company during the fiscal year towards the purchase of the plane and related tax assistance of approximately $40.5 million was reported as income to Mr. Jobs. Accordingly, the $90 million previously reported as a bonus in 2000 has been removed from the table above, and the amount reported as taxable income by Mr. Jobs related to the aircraft during fiscal 2001 is reported as compensation.

(2)
Consists of matching contributions made by the Company in accordance with the terms of the 401(k) plan.

(3)
Consists of $22,500 in relocation assistance and $7,200 in matching contributions made by the Company in accordance with the terms of the 401(k) plan.

(4)
A special executive bonus was given to Mr. Cook for accepting the position of Senior Vice President, Worldwide Sales Service & Support in addition to holding the position of Senior Vice President, Operations.

(5)
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

(7)
Patent award.

Option Grants in Last Fiscal Year
The following table provides information about option grants to the Named Executive Officers during fiscal year 2001.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year(1)
Name			Exercise or Base Price ($/Sh)(2)	Expiration Date
					10% ($)	5% ($)
Steven P. Jobs	—	—	—	—	—	—
Fred D. Anderson	1,000,000	2.87%	$16.8125	1/17/11	$10,573,291	$26,794,795
Timothy D. Cook	1,000,000	2.87%	$16.8125	1/17/11	$10,573,291	$26,794,795
Jonathan Rubinstein	1,000,000	2.87%	$16.8125	1/17/11	$10,573,291	$26,794,795
Avadis Tevanian, Jr.	1,000,000	2.87%	$16.8125	1/17/11	$10,573,291	$26,794,795

(1)
Based on an aggregate of 34,874,440 options granted to all employees during fiscal year 2001. Options granted in fiscal year 2001 typically vest over four years in sixteen equal quarterly increments. Options granted to executive officers including those granted to the Named Executive Officers, typically vest in four equal annual installments commencing on the first anniversary of the date of grant.

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

Options Exercised and Year-End Option Holdings
There were no stock option exercises by the Named Executive Officers during fiscal year 2001.

Director Compensation
In 1997, the Company ended its practice of paying cash retainers and fees to directors, and approved the Apple Computer, Inc. 1997 Director Stock Option Plan (the "Director Plan"). The Director Plan was approved by the shareholders in April 1998 and 800,000 shares have been reserved for issuance under the Director Plan. Pursuant to the Director Plan, the Company's non-employee directors are granted an option to acquire 30,000 shares of Common Stock upon their initial election to the Board ("Initial Options"). On the fourth anniversary of a non-employee director's initial election to the Board and on each subsequent anniversary, the director will be entitled to receive an option to acquire 10,000 shares of Common Stock ("Annual Options"). Initial Options vest and become exercisable in equal annual installments on each of the first through third anniversaries of the date of grant. Annual Options are fully vested and immediately exercisable on their date of grant. As of the end of the fiscal year, there were options for 360,000 shares outstanding under the Director Plan. Since accepting the position of CEO, Mr. Jobs is no longer eligible for grants under the Director Plan.

Compensation Committee Interlocks and Insider Participation
From April 2000 until August 2001, the entire Board of Directors acted with respect to matters previously considered by a Compensation Committee. In August 2001, the Board re-established a Compensation

Committee and named William V. Campbell, Arthur D. Levinson and Jerome B. York as members, none of whom were employees of the Company. No person who was an employee of the Company in fiscal year 2001 served on the Compensation Committee in fiscal year 2001. During fiscal year 2001, Mr. Jobs served as a director of Gap Inc. (though not on the compensation committee of that board of directors) and Mr. Drexler served as a director of the Company. Other than as described in the preceding sentence, no executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee (or from April 2000 to August 2001, the Board), (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, (or from April 2000 to August 2001, the Board) or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of October 31, 2001 (the "Table Date") with respect to the beneficial ownership of the Company's Common Stock by (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Named Executive Officer listed in the Summary Compensation Table under the heading "Executive Compensation" and (iv) all directors and executive officers as a group. On the Table Date, 351,116,422 shares of Common Stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

Security Ownership of Directors, Nominees and Executive Officers

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Common Stock Outstanding
Steven P. Jobs	20,060,002	(2)	5.71%
Fred D. Anderson	761,004	(3)	*
William V. Campbell	70,502	(4)	*
Timothy D. Cook	351,680	(5)	*
Millard S. Drexler	60,000	(6)	*
Lawrence J. Ellison	70,000	(4)	*
Arthur D. Levinson	111,600	(7)	*
Jonathan Rubinstein	656,864	(8)	*
Avadis Tevanian, Jr.	727,090	(9)	*
Jerome B. York	90,000	(4)	*
All executive officers and directors as a group (13 persons)	24,242,956		6.90%

(1)
Represents shares of Common Stock held and/or options held by such individuals that were exercisable at the Table Date or within 60 days thereafter.

(2)
Includes 20,060,000 shares of Common Stock which Mr. Jobs has the right to acquire by exercise of stock options.

(3)
Includes 758,332 shares of Common Stock which Mr. Anderson has the right to acquire by exercise of stock options.

(4)
Includes 70,000 shares of Common Stock which Messrs. Campbell, Ellison and York each have the right to acquire by exercise of stock options.

(5)
Includes 350,000 shares of Common Stock which Mr. Cook has the right to acquire by exercise of stock options.

(6)
Includes 40,000 shares of Common Stock which Mr. Drexler has the right to acquire by exercise of stock options.

(7)
Includes 1,400 shares of Common Stock which Mr. Levinson holds indirectly and 10,000 shares of Common Stock which Mr. Levinson has the right to acquire by exercise of stock options.

(8)
Includes 650,000 shares of Common Stock which Mr. Rubinstein has the right to acquire by exercise of stock options.

(9)
Includes 725,838 shares of Common Stock which Dr. Tevanian has the right to acquire by exercise of stock options.

* Represents less than 1% of the issued and outstanding shares of Common Stock on the Table Date.

Item 13.  Arrangements with Named Executive Officers

Change In Control Arrangements—Stock Options
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

In addition, options granted to Fred D. Anderson, Timothy D. Cook, Nancy R. Heinen, Sina Tamaddon, Jonathan Rubinstein and Avadis Tevanian provide that in the event there is a "change in control", as defined in the Company's stock option plans, and if in connection with or following such "change in control", their employment is terminated without "Cause" or if they should resign for "Good Reason", those options outstanding that are not yet vested and exercisable as of the date of such "change in control" shall become fully vested and exercisable. Generally, "Cause" is defined to include a felony conviction, willful disclosure of confidential information or willful and continued failure to perform his or her employment duties. "Good Reason" includes resignation of employment as a result of a substantial diminution in position or duties, or an adverse change in title or reduction in annual base salary.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with a relocation assistance package, the Company loaned Mr. Johnson (Senior Vice President, Retail) $1,500,000 for the purchase of his principal residence. The loan is secured by a deed of trust and is due and payable in May 2004. Under the terms of the loan, Mr. Johnson agreed that should he exercise any of his stock options prior to the due date of the loan, that he would pay the Company an amount equal to the lessor of (1) an amount equal to 50% of the total net gain realized from the exercise of the options; or (2) $375,000 multiplied by the number of years between the exercise date and the date of the loan. The largest amount of the indebtedness outstanding on this loan during fiscal year 2001 was $1,500,000.

Mr. Jerome York, a member of the Board of the Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. ("MicroWarehouse") in January 2000. He also serves as its Chairman, President and Chief Executive Officer. MicroWarehouse is a multi-billion dollar specialty catalog and online retailer and direct marketer of computer products, including products made by the Company, through its MacWarehouse catalogue. During fiscal year 2001, MicroWarehouse accounted for 2.89% of the Company's net sales.

The following report of the Compensation Committee of the Board of Directors shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

From April 2000 until August 2001, the entire Board of Directors acted with respect to matters previously considered by a Compensation Committee. In August 2001, the Board re-established a Compensation Committee and named William V. Campbell, Arthur D. Levinson and Jerome B. York as members. The Company's executive compensation program is administered by the Compensation Committee (the "Committee"). The Committee reviews and approves the base salaries, bonuses, stock options and other compensation of the executive officers and management-level employees of the Company and administers the Company's stock option plans.

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

Bonuses
For fiscal year 2001, employees at the level of director and above were eligible for cash bonuses under the FY01 Vice Presidents and Directors Incentive Bonus Plan (the "Bonus Plan"). Bonus payouts are dependent upon the Company achieving specific revenue, unit shipments and profit targets in conjunction with certain specified performance goals for individual business divisions. Several divisions achieved the metrics specified in the Bonus Plan and payments were made thereunder. Executive officers and members of the Board were not eligible to participate in the Bonus Plan. However, Mr. Tim Cook, Senior Vice President, Worldwide Operations, Sales, Service & Support received a special one-time bonus for accepting the position of Senior Vice President Sales, Service & Support in addition to his position as Senior Vice President, Operations and Dr. Avadis Tevanian received a patent award. No other Executive Officer received a bonus during fiscal year 2001.

Equity-Based Compensation
In fiscal year 2001, the cornerstone of the Company's executive compensation program was equity-based compensation, principally in the form of stock options. Stock options provide an opportunity to attract, motivate and retain high quality employees and executive officers while promoting the success of the Company's business. Equity awards are typically based on industry surveys, market conditions, each officer's individual performance and achievements, future responsibility and promotion, the number of unvested options held by each individual at the time of grant and the number of above market options held by the individual. In fiscal year 2001, executive officers were eligible to receive grants of stock options under the 1998 Executive Officer Stock Plan ("1998 Plan"). In addition, executive officers were eligible to participate in the Company's Employee Stock Purchase Plan.

During fiscal year 2001, all of the Company's executive officers, excluding Mr. Jobs received stock option grants under the 1998 Plan. The options granted under the 1998 Plan were at an exercise price equal to the fair market value of the Common Stock on the date of grant and generally vest in annual increments over a four-year period after grant, subject to the participant's continued employment with the Company. However, the options granted to Mr. Johnson vest over four years in sixteen equal quarterly increments. All options granted under the 1998 Plan expire ten years from the date of grant unless a shorter term is provided in the option agreement or the participant's employment with the Company terminates before the end of such ten-year period.

Compensation of the Chief Executive Officer
In December 1999, in recognition of Mr. Jobs' outstanding performance over the previous two and a half years, the Board awarded Mr. Jobs a special executive bonus in the form of a Gulfstream V airplane. The Board delivered the plane to Mr. Jobs during fiscal 2001. Accordingly, the amounts paid during fiscal year 2001 towards the purchase of the plane and the tax assistance associated with the transfer of the plane were reported as income to Mr. Jobs. Mr. Jobs will continue to receive a salary of $1 per year for the services he performs as the Company's Chief Executive Officer.

Section 162(m)
The Company intends that options granted under the Company's stock option plans be deductible by the Company under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Members of the Compensation Committee

William V. Campbell	Arthur D. Levinson	Jerome B. York

PART IV

Item 14.  Exhibits

(a)
Items Filed as Part of Report:

1.
Financial Statements

    The financial statements of the Company as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K are hereby incorporated by reference.

  2.
  Exhibits

    The exhibits listed under Item 14(b) are filed as part of this Form 10-K.

*
Notes appear on pages 82-83.

(b)
Exhibits

Exhibit Number		Notes*	Description

2		97/1Q	Agreement and Plan of Merger Among Apple Computer, Inc., Blackbird Acquisition Corporation and NeXT Software, Inc., dated as of December 20, 1996
3.1		88-S3	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.
3.2		00/3Q	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.
3.3		00/3Q	By-Laws of the Company, as amended through August 14, 2000.
4.2		94/2Q	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York (the Indenture").
4.3		94/2Q	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.
4.4		94/2Q	Officers' Certificate, without exhibits, pursuant to Section 301 of the Indenture, establishing the terms of the Company's 6 1/2% Notes due 2004.
4.5		94/2Q	Form of the Company's 6 1/2% Notes due 2004.
4.8		96-S3/A	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.
4.9		97K	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer Inc.
10.A	.1	93/3Q**	1981 Stock Option Plan, as amended.
10.A	.3	91K**	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.
10.A	.3-1	92K**	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.
10.A	.3-2	97/2Q**	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.
10.A	.5	98/1Q**	1990 Stock Option Plan, as amended through November 5, 1997.

10.A	.6	97K**	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through May 3, 2000.
10.A	.8	91K**	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.
10.A	.43	97/2Q**	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.
10.A	.49	00/3Q**	1997 Employee Stock Option Plan, as amended through June 13, 2001.
10.A	.50	98/2Q**	1997 Director Stock Option Plan
10.A	.51	00/3Q**	1998 Executive Officer Stock Plan, as amended through April 19, 2001.
10.B	.8	91-8K-8	Participation in the Customer Design Center by the Registrant dated as of September 30, 1991 between IBM and the Registrant.
10.B	.9	91-8K-9	Agreement for Purchase of IBM Products (Original Equipment Manufacturer) dated as of September 30, 1991 between IBM and the Registrant.
10.B	.12	92K	Microprocessor Requirements Agreement dated January 31, 1992 between the Registrant and Motorola, Inc.
10.B	.16	96/3Q	Fountain Manufacturing Agreement dated May 31, 1996 between Registrant and SCI Systems, Inc.
10.B	.17	97K	Preferred Stock Purchase Agreement, dated as of August 5, 1997, between Apple Computer, Inc. and Microsoft Corporation.
21			Subsidiaries of the Company.
23.1			Consent of KPMG LLP.

*
Notes appear on pages 82-83.

**
Represents a management contract or compensatory plan or arrangement

NOTES
88K	Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988 (the "1988 Form 10-K").
88-S3	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (file no. 33-23317) filed July 27, 1988.
88K-10.1	Incorporated by reference to Exhibit 10.1 to the 1988 Form 10-K. Confidential treatment as to certain portions of these agreements has been granted.
89-8A	Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on May 26, 1989.
90/2Q	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 1990.
91K	Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1991 (the "1991 Form 10-K").
91-8K-7	Incorporated by reference to Exhibit 7 to the October 1991 Form 8-K.
91-8K-8	Incorporated by reference to Exhibit 8 to the October 1991 Form 8-K.
91-8K-9	Incorporated by reference to Exhibit 9 to the October 1991 Form 8-K.
92K	Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1992 (the "1992 Form 10-K").
93K-10.A.15	Incorporated by reference to Exhibit 10.A.15 to the 1993 Form 10-K.
93/3Q	Incorporated by reference to Exhibit 10.A.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1993.
94/2Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1994.
96/1Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 29, 1995
96/2Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996.
96/3Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996.
96-S3/A-4.1.1, -4.2.1, -4.3.1, -4.8	Incorporated by reference to the exhibit 4.1, 4.2, 4.3, and 4.8, respectively, in the Company's Registration Statement on Form S-3/A (file no. 333-10961) filed October 30, 1996.
96K	Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1996 (the "1996 Form 10-K").
97/1Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1996
97/2Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

97/3Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997.
97K	Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1997 (the "1997 Form 10-K").
98/1Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1997.
98/2Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1998.
99/2Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999.
99/3Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999.
99K	Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1999 (the "1999 Form 10-K").
00/3Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of December 2001.

APPLE COMPUTER, INC.
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEVEN P. JOBS STEVEN P. JOBS	Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2001
/s/ FRED D. ANDERSON FRED D. ANDERSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2001
/s/ WILLIAM V. CAMPBELL WILLIAM V. CAMPBELL	Director	December 19, 2001
/s/ MILLARD S. DREXLER MILLARD S. DREXLER	Director	December 19, 2001
/s/ LAWRENCE J. ELLISON LAWRENCE J. ELLISON	Director	December 19, 2001
/s/ ARTHUR D. LEVINSON ARTHUR D. LEVINSON	Director	December 19, 2001
/s/ JEROME B. YORK JEROME B. YORK	Director	December 19, 2001

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 7A. Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
CONSOLIDATED BALANCE SHEETS (In millions, except share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS (In millions, except share and per share amounts)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In millions, except share amounts which are in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
  Item 12. Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Directors, Nominees and Executive Officers
  Item 13. Arrangements with Named Executive Officers
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION
Members of the Compensation Committee
PART IV
  Item 14. Exhibits
SIGNATURES