Form 10-Q
period 2001-12-29
APPLE COMPUTER INC
filed 2002-02-11
CIK 320193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001

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

Yes /x/    No / /

353,382,953 shares of Common Stock Issued and Outstanding as of February 1, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended
	December 29, 2001	December 30, 2000
Net sales	$1,375	$1,007
Cost of sales	953	1,028

Gross margin	422	(21)

Operating expenses:
Research and development	113	102
Selling, general, and administrative	289	297
Restructuring costs	24	—

Total operating expenses	426	399

Operating loss	(4)	(420)
Gains on non-current investments, net	23	71
Unrealized loss on convertible securities	—	(13)
Interest and other income, net	34	67

Total interest and other income, net	57	125

Income (loss) before provision for (benefit from) income taxes	53	(295)
Provision for (benefit from) income taxes	15	(88)

Income (loss) before accounting change	38	(207)
Cumulative effect of accounting change, net of income taxes of $5	—	12

Net income (loss)	$38	$(195)

Earnings (loss) per common share before accounting change:
Basic	$0.11	$(0.61)
Diluted	$0.11	$(0.61)
Earnings (loss) per common share:
Basic	$0.11	$(0.58)
Diluted	$0.11	$(0.58)
Shares used in computing earnings (loss) per share (in thousands):
Basic	351,330	337,170
Diluted	357,509	337,170

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share amounts)

	December 29, 2001	September 29, 2001
ASSETS:
Current assets:
Cash and cash equivalents	$1,946	$2,310
Short-term investments	2,421	2,026
Accounts receivable, less allowances of $53 and $51, respectively	498	466
Inventories	23	11
Deferred tax assets	171	169
Other current assets	213	161

Total current assets	5,272	5,143
Property, plant and equipment, net	573	564
Non-current debt and equity investments	101	128
Acquired intangible assets	75	76
Other assets	101	110

Total assets	$6,122	$6,021

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$830	$801
Accrued expenses	749	717

Total current liabilities	1,579	1,518
Long-term debt	315	317
Deferred tax liabilities	262	266

Total liabilities	2,156	2,101

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 900,000,000 shares authorized; 352,459,287 and 350,921,661 shares issued and outstanding, respectively	1,706	1,693
Acquisition-related deferred stock compensation	(10)	(11)
Retained earnings	2,298	2,260
Accumulated other comprehensive income (loss)	(28)	(22)

Total shareholders' equity	3,966	3,920

Total liabilities and shareholders' equity	$6,122	$6,021

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	December 29, 2001	December 30, 2000
Cash and cash equivalents, beginning of the period	$2,310	$1,191

Operating:
Net income (loss)	38	(195)
Cumulative effect of accounting change, net of taxes	—	(12)
Adjustments to reconcile net income to cash generated by (used for) operating activities:
Depreciation and amortization	28	24
Provision for deferred income taxes	(10)	(92)
Loss on disposition of property, plant, and equipment	2	—
Gains on non-current investments, net	(23)	(71)
Unrealized loss on convertible securities	—	13
Changes in operating assets and liabilities:
Accounts receivable	(32)	512
Inventories	(12)	12
Other current assets	(15)	116
Other assets	3	(16)
Accounts payable	29	(520)
Other current liabilities	34	216

Cash generated by (used for) operating activities	42	(13)

Investing:
Purchase of short-term investments	(1,382)	(634)
Proceeds from maturities of short-term investments	647	1,073
Proceeds from sale of short-term investments	319	69
Purchase of long-term investments	—	(1)
Purchase of property, plant, and equipment	(36)	(22)
Proceeds from sales of equity investments	25	74
Other	10	(3)

Cash generated by (used for) investing activities	(417)	556

Financing:
Proceeds from issuance of common stock	11	3

Cash generated by (used for) financing activities	11	3

Increase (decrease) in cash and cash equivalents	(364)	546

Cash and cash equivalents, end of the period	$1,946	$1,737

Supplemental cash flow disclosures:
Cash paid for income taxes, net	$8	$9

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies

        Apple Computer, Inc. and its subsidiaries (the Company) designs, manufactures and markets personal computers and related personal computing and communicating solutions for sale primarily to education, creative, consumer, and business customers.

Basis of Presentation and Preparation

        The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Interim information is unaudited; however, in the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year.

        These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 29, 2001, included in its Annual Report on Form 10-K for the year ended September 29, 2001 (the 2001 Form 10-K). All off balance sheet financing arrangements, which consist primarily of obligations under operating leases and obligations associated with certain foreign exchange and interest rate derivative instruments, have been fully disclosed in the Company's 2001 Form 10-K. The Company's off balance sheet financing arrangements have not changed significantly since the 2001 Form 10-K was filed.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company is required to adopt the provisions of Statement No. 143 for the first quarter of its fiscal 2003. Because of the effort that may be necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

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

Note 2—Earnings Per Share

        Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Dilutive potential shares of common stock related to stock options were excluded from the calculation of diluted loss per common share for the first quarter of 2001 because their effect would have been antidilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except net income (loss) and per share amounts):

	For the Three Months Ended
	12/29/01	12/30/00
Numerator (in millions):
Income (loss) before accounting change	$38	$(207)

Net income (loss)	$38	$(195)

Denominator:
Weighted-average shares outstanding	351,330	337,170
Effect of dilutive securities:
Dilutive options	6,179	—

Dilutive potential common shares	6,179	—

Denominator for diluted earnings (loss) per share	357,509	337,170

Basic earnings (loss) per share before accounting change	$0.11	$(0.61)
Cumulative effect of accounting change, net of tax	$—	$0.03

Basic earnings (loss) per share after accounting change	$0.11	$(0.58)

Diluted earnings (loss) per share before accounting change	$0.11	$(0.61)
Cumulative effect of accounting change, net of tax	$—	$0.03

Diluted earnings (loss) per share after accounting change	$0.11	$(0.58)

        Options to purchase approximately 58.4 million shares of common stock that were outstanding at December 29, 2001, were not included in the computation of diluted earnings per share for the first quarter of 2002 because the options' exercise price was greater than the average market price of the Company's common stock during this period, and therefore, the effect would be antidilutive. At December 30, 2000, the Company had options to purchase approximately 90.6 million shares of its common stock outstanding, all of which were excluded from the computation of diluted loss per share for the first quarter of 2001 because the effect would have been antidilutive.

Note 3—Consolidated Financial Statement Details (in millions)

Inventories

	12/29/01	9/29/01
Purchased parts	$—	$1
Work in process	—	—
Finished goods	23	10

Total inventories	$23	$11

Property, Plant, and Equipment

	12/29/01	9/29/01
Land and buildings	$338	$337
Machinery and equipment	182	182
Office furniture and equipment	63	63
Internal-use software	148	156
Leasehold improvements	203	186

	934	924

Accumulated depreciation and amortization	(361)	(360)

Total net property, plant, and equipment	$573	$564

Accrued Expenses

	12/29/01	9/29/01
Accrued compensation and employee benefits	$102	$88
Accrued marketing and distribution	149	131
Deferred revenue	173	184
Accrued warranty and related costs	83	87
Other current liabilities	242	227

Total accrued expenses	$749	$717

Interest and Other Income, Net

	Three Months Ended
	12/29/01	12/30/00
Interest income	$34	$64
Interest expense	(3)	(5)
Other income (expense), net	3	8

Total interest and other income, net	$34	$67

Note 4—Financial Instruments

Non-Current Debt and Equity Investments and Related Gains

        The Company has held significant investments in ARM Holdings plc (ARM), Samsung Electronics Co., Ltd. (Samsung), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments have been reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. The combined fair value of these investments was $101 million and $128 million as of December 29, 2001, and September 29, 2001, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

        During the first quarter of 2002, the Company sold 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million. During the first quarter of 2002, the Company also sold 250,000 shares of Akamai and 117,000 shares of EarthLink stock for net proceeds of approximately $2 million each and a gain before taxes of $710,000 and $223,000, respectively. During the first quarter of 2001, the Company sold 3.8 million shares of ARM stock for net proceeds of approximately $35 million and a gain before taxes of $35 million. During the first quarter of 2001, the Company also sold 1 million shares of Akamai stock for net proceeds of approximately $39 million and a gain before taxes of $36 million.

Samsung

        During the fourth quarter of 1999, the Company invested $100 million in Samsung to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment was in the form of three year unsecured bonds which were convertible into approximately 550,000 shares of Samsung common stock beginning in July 2000. The bonds carried an annual coupon rate of 2% and paid a total yield to maturity of 5% if redeemed at their maturity.

        Prior to its sale, the Company had categorized its investment in Samsung as available-for-sale requiring that it be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. With the adoption of SFAS No. 133 in the first quarter of 2001, the Company was required to account for the conversion option embedded in the Samsung bonds separately from the related debt. The conversion feature was carried at fair value with any changes in fair value recognized in earnings in the period in which they occurred. Included in the $17 million gross SFAS No. 133 transition adjustment recorded in earnings during the first quarter of fiscal 2001 was a $23 million favorable adjustment for the restatement to fair value as of October 1, 2000, of the derivative component of the Company's investment in Samsung. To adjust the carrying value of the derivative component of its investment in Samsung to fair value as of December 30, 2000, the Company recognized an unrealized loss of approximately $13 million during the first quarter of 2001. During the second quarter of 2001, the Company sold this investment for book value, including accrued interest, receiving net proceeds of approximately $117 million.

Other Strategic Investments

        The Company has additional minority debt and equity investments in several privately held technology companies with a book value of approximately $18 million as of December 29, 2001, and September 29, 2001. These investments, which are reflected in the consolidated balance sheets in other assets, are inherently risky because the products and/or markets of these companies are typically not fully developed.

Derivative Financial Instruments

        The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenues and cost of sales. From time to time, the Company enters into interest rate swap agreements to modify the interest rate profile of certain investments and debt. The Company records all derivatives on the balance sheet at fair value. As of the end of the first quarter of 2002, the general nature of the Company's risk management activities and the general nature and mix of the Company's derivative financial instruments have not changed materially from the end of fiscal 2001.

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

Accounting for Derivative Financial Instruments

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

        As of December 29, 2001, the Company had a net deferred gain associated with cash flow hedges of approximately $29 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the third quarter of fiscal 2002. The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three month periods ending December 29, 2001 and December 30, 2000, respectively, (in millions):

	For the Three Months Ended
	12/29/01	12/30/00
Cumulative effect of adopting SFAS No. 133	$—	$12
Change in fair value of derivatives	26	11
Less: adjustment for net gains realized and included in net income	(1)	(10)

Change in unrealized gain on derivative instruments	25	13

Note 5—Shareholders' Equity

Stock Repurchase Plan

        In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares were repurchased in the first quarter of 2002. Since inception of the repurchase plan, the Company has repurchased or committed to repurchase a total of 6.55 million shares of its common stock at a cost of $217 million.

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

	For the Three Months Ended
	12/29/01	12/30/00
Net income (loss)	$38	$(195)
Other comprehensive income:
Change in unrealized gain on derivative instruments	25	13
Change in accumulated translation adjustment	(3)	3
Unrealized gains (losses) on investments	(11)	(153)
Reclassification adjustment for investment gains included in net income	(17)	(66)

Total comprehensive income	$32	$(398)

        The following table summarizes the components of accumulated other comprehensive income, net of taxes, (in millions):

	12/29/01	9/29/01
Unrealized gain on available-for-sale securities	$2	$30
Unrealized gain on derivative investments	29	4
Cumulative translation adjustments	(59)	(56)

Accumulated other comprehensive income	$(28)	$(22)

Note 6—Goodwill and Other Intangible Assets

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

        The Company adopted SFAS 142 in the first quarter of fiscal 2002 and will no longer amortize goodwill. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. The Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment exists. As a result, the Company has recognized no transitional impairment loss in the first quarter of 2002 in connection with the adoption of SFAS 142. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

        The following table summarizes the components of gross and net intangible asset balances (in millions):

	December 29, 2001			September 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$121	$(55)	$66	$121	$(55)	$66
Other intangible assets	5	(4)	1	5	(4)	1
Acquired technology	12	(4)	8	12	(3)	9

Total acquired intangible assets	$138	$(63)	$75	$138	$(62)	$76

        Expected future annual amortization expense related to acquired technology and other intangible assets is as follows (in millions):

Fiscal Years:
2002	$5
2003	4

Total expected future annual amortization expense	$9

        Amortization expense related to intangible assets was as follows (in millions):

	For the Three Months Ended
	12/29/01	12/30/00
Goodwill amortization	$—	$5
Other intangible assets amortization	—	1
Acquired technology amortization	1	—

Total amortization	$1	$6

        Pro forma net income (loss) and net income (loss) per share exclusive of amortization expense are as follows (in millions, except per share amounts):

	For the Three Months Ended
	12/29/01	12/30/00
Net income (loss), as reported	$38	$(195)
Add: goodwill amortization	—	5

Net income (loss)—pro forma	$38	$(190)
Basic earnings (loss) per share, as reported	$0.11	$(0.58)
Add: goodwill amortization	—	0.01

Basic earnings (loss) per share—pro forma	$0.11	$(0.57)
Diluted earnings (loss) per share, as reported	$0.11	$(0.58)
Add: goodwill amortization	—	0.01

Diluted earnings (loss) per share—pro forma	$0.11	$(0.57)

Note 7—Restructuring Action

        During the first quarter of 2002, the Company's management approved and initiated a restructuring plan designed to eliminate certain activities and better align its operating expenses with existing general economic conditions and to partially offset the cost of continuing investments in new product development and investments in the Retail segment. Accordingly, the Company recognized a restructuring charge of approximately $24 million during the first quarter of 2002. The restructuring plan includes significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. The restructuring plan will result in the elimination of approximately 425 positions worldwide, 375 of which were eliminated by the end of the first quarter. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions.

        The following table summarizes activity during the first quarter associated with the restructuring plan (in millions):

	Total Charge	Paid	Non-Cash Charges	Accrual at 12/29/01
Employee severance benefits	$8	$(5)	$—	$3
Asset impairments	4	—	(4)	—
Lease and contract cancellations	12	—	—	12

Totals	$24	$(5)	$(4)	$15

        The Company currently anticipates that substantially all of the remaining accrual will be spent by the end of its third quarter of 2002.

Note 8—Segment Information and Geographic Data

        The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. The Retail segment operates Apple-owned retail stores in the United States. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company's subsidiary, Filemaker, Inc. Each reportable geographic operating segment provides similar products and services.

        The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are based on the location of the customers. Operating income for each segment includes revenue from third-parties, cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment.

        Operating income for all segments except Retail includes cost of sales at standard cost. Manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs, warranty costs, and freight costs, and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses. To assess the operating performance of the Retail segment, cost of sales for this segment includes a mark-up above standard cost to approximate the price normally charged to the Company's major channel partners in the United States. For the first quarter of 2002, this resulted in the Retail segment recognizing additional cost of sales above standard cost and an offsetting benefit to corporate expenses of approximately $8.6 million.

        Summary information by operating segment follows (in millions):

	Three Months Ended
	12/29/01	12/30/00
Americas:
Net sales	$689	$513
Operating income (loss)	$38	$(93)
Europe:
Net sales	$363	$326
Operating income (loss)	$43	$(10)
Japan:
Net sales	$183	$84
Operating income (loss)	$30	$(29)
Retail:
Net sales	$48	na
Operating income (loss)	$(8)	na
Other Segments:
Net sales	$92	$84
Operating income	$19	$11

        A reconciliation of the Company's segment operating income to the consolidated financial statements follows (in millions):

	Three Months Ended
	12/29/01	12/30/00
Segment operating income (loss)	$122	$(121)
Corporate expenses, net	(102)	(299)
Restructuring costs	(24)	—

Total operating loss	$(4)	$(420)

Note 9—Contingencies

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with the 2001 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company's fiscal calendar.

Business Update

Hardware Products

        In January 2002, the Company introduced a new iMac with an innovative industrial design that incorporates an adjustable 15" LCD flat panel display and an ultra-compact base. The new iMac features PowerPC G4 processors, advanced graphics capabilities, a SuperDrive on one model for playing and burning custom CDs and DVDs, and includes Apple's suite of software for digital photography, music, and movies. The new iMac will initially be available in three configurations, all of which are expected to ship during the second quarter of 2002. The Company continues to offer two configurations of its original CRT iMac design at suggested retail prices under $1,000. In January 2002, the Company also updated its iBook line of portable computers and added a new model with a 14.1-inch display.

        The Company upgraded its Power Mac line of desktop personal computers at the end of January 2002. New Power Mac models feature new system architecture, new graphics processors, and dual 1GHz PowerPC G4 processors in the most advanced model. The SuperDrive remains standard on high-end Power Mac systems.

Software Products

        The Company announced that beginning in January 2002, it would make Mac OS X the default operating system on all new Macintosh systems by the end of January 2002. Mac OS X has been included, along with Mac OS 9, on all of the Company's Macintosh systems shipped since May 2001. Mac OS 9 will continue to be shipped on all of the Company's systems, enabling users to run Mac OS 9 applications in "Classic" mode from within Mac OS X, or have the option of booting into Mac OS 9 if they choose. Through December 2001, software developers had delivered more than 2,500 native Mac OS X applications.

        The Company introduced iPhoto in January 2002. Designed exclusively for Mac OS X, iPhoto makes it easy to import, edit, save, share, and print digital photos, as well as organize and manage an entire digital photo collection containing thousands of photos. Users are able to view their photos in full-screen; cross-dissolve slide shows accompanied by their favorite music; automatically create custom web pages of their photos; email photos to friends and family; order professionally-processed prints and enlargements online; or easily create and order custom-printed, linen-covered hard bound books of their photos online.

Business Outlook

        The Company expects net sales to rise sequentially during the second quarter of 2002 to approximately $1.5 billion and expects second quarter earnings to be relatively flat as compared to the first quarter. Second quarter operating expenses are expected to decline by between $10 million to $15 million due to seasonally lower advertising and promotional expenses. The impact of higher net sales and lower operating expenses on earnings during the second quarter is expected to be offset by lower gross margins and lower net other income.

        The foregoing statements concerning the Company's anticipated net sales, gross margin, operating expenses, and earnings for the second quarter of 2002 are forward-looking. The Company's actual results could differ. The Company's future operating results and financial condition are dependent upon general economic conditions, market conditions within the PC industry, and the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Some of the potential risks and uncertainties that could affect the Company's future operating results and financial condition are discussed throughout this Item 2, including the discussion under the heading below "Factors That May Affect Future Results and Financial Condition," and in the 2001 Form 10-K.

Results of Operations

        Tabular information (dollars in millions, except per share amounts):

	First Quarter 2002	First Quarter 2001	Yr-to-Yr Change	First Quarter 2002	Fourth Quarter 2001	Sequential Change
Net sales	$1,375	$1,007	37%	$1,375	$1,450	(5)%
Macintosh CPU unit sales (in thousands)	746	659	13%	746	850	(12)%
Gross margin	$422	$(21)	NM	$422	$437	(3)%
Gross margin percentage	30.7%	(2.1)%		30.7%	30.1%
Research and development	$113	$102	11%	$113	$116	(3)%
Selling, general and administrative	$289	$297	(3)%	$289	$268	8%
Restructuring costs	$24	$—	NM	$24	$—	NM
Gains on non-current investments, net	$23	$71	(68)%	$23	$1	NM
Unrealized loss on convertible securities	$—	$(13)	NM	$—	$—	NM
Interest and other income, net	$34	$67	(49)%	$34	$40	(15)%
Provision (benefit) for income taxes	$15	$(88)	117%	$15	$28	(46)%
Effective tax rate	28%	30%		28%	30%
Income (loss) before accounting change	$38	$(207)	118%	$38	$66	(42)%
Cumulative effect of accounting change, net of taxes	$—	$12	NM	$—	$—	NM
Net income (loss)	$38	$(195)	119%	$38	$66	(42)%
Earnings (loss) per common share before accounting change:
Basic	$0.11	$(0.61)	118%	$0.11	$0.19	(42)%
Diluted	$0.11	$(0.61)	118%	$0.11	$0.19	(42)%
Earnings (loss) per common share:
Basic	$0.11	$(0.58)	119%	$0.11	$0.19	(42)%
Diluted	$0.11	$(0.58)	119%	$0.11	$0.19	(42)%
NM: Not Meaningful

Net Sales

        Net sales for geographic operating segments and Macintosh unit sales by geographic segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

	Three Months Ended			Three Months Ended
			Yr-to-Yr Change			Sequential Change
	12/29/01	12/30/00		12/29/01	9/30/01
Americas net sales	$689	$513	34%	$689	$873	(21)%
Europe net sales	363	326	11%	363	293	24%
Japan net sales	183	84	118%	183	171	7%
Retail net sales	48	—	NM	48	14	243%
Other segments net sales	92	84	10%	92	99	(7)%

Total net sales	$1,375	$1,007	37%	$1,375	$1,450	(5)%

Americas Macintosh unit sales	382	329	16%	382	532	(28)%
Europe Macintosh unit sales	215	230	(7)%	215	173	24%
Japan Macintosh unit sales	97	61	59%	97	98	(1)%
Retail Macintosh unit sales	14	—	NM	14	5	180%
Other segments Macintosh unit sales	38	39	(3)%	38	42	(10)%

Total Macintosh unit sales	746	659	13%	746	850	(12)%

Power Macintosh net sales	$366	$281	30%	$366	$465	(21)%
PowerBook net sales	257	84	206%	257	127	102%
iMac net sales	204	265	(23)%	204	276	(26)%
iBook net sales	244	146	67%	244	334	(27)%
Peripherals, software and other sales	304	231	32%	304	248	23%

Total net sales	$1,375	$1,007	37%	$1,375	$1,450	(5)%

Power Macintosh unit sales	212	202	5%	212	248	(15)%
PowerBook unit sales	116	49	137%	116	57	104%
iMac unit sales	233	308	(24)%	233	294	(21)%
iBook unit sales	185	100	85%	185	251	(26)%

Total Macintosh unit sales	746	659	13%	746	850	(12)%

NM: Not Meaningful

        Net sales during the first quarter of 2002 declined sequentially 5% from the fourth quarter of 2001. The decline resulted primarily from a shortfall in sales in iMac due to the iMac's mature form factor and widespread speculation about a new iMac product introduction in January 2002. Unit sales of Power Mac systems also declined from the fourth quarter as a result of general economic conditions. The Company continues to believe that many of its professional users are delaying upgrades of their Power Macintosh systems due to the Company's ongoing transition to Mac OS X, its new operating system, and in anticipation of certain software vendors transitioning their Mac applications to run natively in Mac OS X. Unit sales of iBook in the first quarter declined to more normal levels following strong seasonal sales to U.S. education customers in the fourth quarter. First quarter net sales were also negatively impacted by some K-12 educational institutions delaying technology purchases due to concerns about the overall impact of the weaker economy on their available funding.

        First quarter 2002 net sales were impacted favorably by several factors. First, sales of portable Macintosh systems were strong, accounting for over 40% of Macintosh unit sales during the quarter. PowerBook unit sales were particularly strong following the introduction of upgraded models in

October and December of 2001. PowerBook unit sales rose 104% from the fourth quarter of 2001 and 137% from the first quarter of 2001. Second, net sales of peripherals and software during the first quarter of 2002 increased $56 million or 23% from the fourth quarter of 2001 and increased $73 million or 32% from the first quarter of 2001. These increases resulted primarily from introduction of the iPod, the Company's new portable digital music player, during the first quarter of 2002 and increased sales of peripherals and software by the Company's Retail segment. During the first quarter, the Company sold over 125,000 iPods for net sales of approximately $46 million. Third, the Company's Retail segment contributed $48 million of net sales during the first quarter of 2002.

        Net sales during the first quarter of 2001 were unusually low. This was attributable to several factors, including continuing deterioration in worldwide demand for personal computers and rebate programs and price cuts instituted by the Company during that quarter that cost the Company approximately $138 million. In addition, the Company implemented a plan during the first quarter of 2001 to reduce substantially the level of inventory in its distribution channels from the amounts at the end of fiscal 2000 to lower levels by the end of the first quarter of 2001. The Company ended fiscal 2000 with substantially more inventory in its distribution channels than planned due to the lower than expected sell-through of the Company's products during the fourth quarter of that year. The Company reduced channel inventory during the first quarter of 2001 by approximately 300,000 units. These factors contributed to the 52% year-over-year decline during the first quarter of 2001 in total Macintosh unit sales.

Segment Operating Performance

        The Company manages its business primarily on a geographic basis. The Company's reportable segments include the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the Company's Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. The Retail segment operates Apple-owned retail stores in the United States. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 8, "Segment Information and Geographic Data."

Americas

        Americas net sales during the first quarter of 2002 increased 34% or $176 million from the same period in 2001 and declined sequentially 21% or $184 million from the fourth quarter of 2001. The increase from the prior year is largely a reflection of the significantly depressed level of net sales experienced in the first quarter of 2001 discussed above. The sequential decline from the fourth quarter is indicative of pressure on the demand for personal computers in the U.S. Both net sales and Macintosh unit sales in the U.S. K-12 education channel were down seasonally from the prior quarter and down on a year-over-year basis from the first quarter of 2001. As indicated above, some educational institutions delayed technology purchases during the first quarter of 2002 due to concerns about the impact of the weaker economy on their available funding. While the Company believes these purchases have been delayed to future quarters, in light of current economic uncertainties, it is difficult to assess when such funding concerns will be resolved.

        Macintosh unit sales in the Americas business and consumer channels were relatively flat sequentially from the fourth quarter of 2001. The lack of an increase in unit volume in the Americas segment over the holiday season is reflective of continued pressure on demand for personal computers in the U.S. in light of current economic conditions. Demand for iMac in U.S. consumer channels was particularly weak in the face of economic conditions, the iMac's mature form factor, and speculation about a new iMac product introduction in January 2002.

Europe

        Net sales in Europe during the first quarter of 2002 rose 24% sequentially from the fourth quarter of 2001 and 11% from the same quarter in 2001. Europe experienced increased Macintosh unit sales across all four Macintosh product families. Demand in Europe during the current quarter was particularly strong for Power Mac and PowerBook products.

Japan

        Net sales in Japan during the first quarter of 2002 rose 7% sequentially from the fourth quarter of 2001 and 118% from the same quarter in 2001. Although these comparisons are favorable, Japan's net sales and Macintosh unit sales remain significantly below the segment's historic levels due to current economic conditions which appear to be particularly negative in Japan.

Retail

        The Company opened 19 new retail stores during the first quarter of 2002, bringing the number of total open stores to 27 as of December 29, 2001. During the first quarter of 2002, the Retail segment had net sales of $48 million and incurred an operating loss of $8 million. With an average of 18 stores open in each week of the quarter, the average store generated net sales at a rate of approximately $2.6 million per quarter. During the first quarter of 2002, approximately 44% of the Retail segment's net sales came from the sale of peripherals and software compared to 22% for the Company as a whole.

        The Company expects its Retail segment to report a loss for all of fiscal 2002 and expects the financial performance of the Retail segment to improve each quarter as the current fiscal year progresses. The foregoing statements concerning the expected results of the Retail segment and the average store net sales rate are forward-looking. The Retail segment's future results could differ. Results for this segment are dependent upon a number of risks and uncertainties, some of which are discussed below under the heading "Factors That May Affect Future Results and Financial Condition" and in the 2001 Form 10-K.

Gross Margin

        Gross margin for the first quarter of 2002 was 30.7% compared to (2.1)% for the same quarter in 2001 and 30.1% for the fourth quarter of 2001. Gross margin was up sequentially due to the continued benefit from favorable prices for certain components, particularly memory and flat panel displays, and due to the favorable gross margin impact of the Company's Retail segment. Gross margin in the first quarter of 2002 was also favorably affected by the shift in mix during the quarter towards higher-priced portable systems and higher-margin non-CPU net sales.

        Gross margin for the first quarter of 2001 was (2.1)%. In addition to lower than normal net sales during the first quarter of 2001, margins in that quarter were negatively impacted by the rebate programs and price cuts discussed above instituted by the Company during the first quarter of 2001 that decreased revenue by approximately $138 million. Additionally, actual and forecasted declines in net sales caused the Company to recognize during the first quarter of 2001 approximately $122 million of charges associated with purchase order cancellations and loss commitments for component purchases. Without these charges, gross margin for the first quarter of 2001 would have been approximately 21%.

        The Company currently anticipates that gross margin will decline significantly during the second quarter of 2002 as a result of aggressive pricing on the new iMac, temporary incremental production and freight costs associated with the introduction of the new iMac, and expected increases in certain component cost including memory and flat panel displays.

        The foregoing statements regarding anticipated industry component pricing, margin associated with the new iMac, and the Company's anticipated gross margin in the second quarter of 2002 are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

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

Operating Expenses

        Selling, general and administrative expenses, excluding special charges, decreased $8 million or 3% during the first quarter of 2002 as compared to the same period in 2001. The decrease in selling, general and administrative expenses during the first quarter of 2002 is primarily the result of lower variable selling and marketing expenses resulting from lower discretionary spending on marketing and advertising. Expenditures for research and development increased 11% between the first quarter of fiscal 2002 and the same quarter in 2001 primarily due to increased research and development headcount of approximately 10% to support expanded research and development activities.

        During the first quarter of 2002, the Company's management approved and initiated a restructuring plan designed to eliminate certain activities and better align its operating expenses with existing general economic conditions and to partially offset the cost of continuing investments in new product development and investments in the Retail segment. Accordingly, the Company recognized a restructuring charge of approximately $24 million during the first quarter of 2002. The restructuring plan includes significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. The restructuring plan will result in the elimination of approximately 425 positions worldwide, 375 of which were eliminated by the end of the first quarter. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions. Once fully implemented, the Company estimates these restructuring actions will result in reduced quarterly operating expenses of approximately $8.5 million.

Interest and Other Income (Expense), Net

Gains and Losses on Non-current Investments

        During the first quarter of 2002, the Company sold 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million. During the first quarter of 2002, the Company also sold 250,000 shares of Akamai and 117,000 shares of EarthLink stock for net proceeds of approximately $2 million each and a gain before taxes of $710,000 and $223,000 respectively. During the first quarter of 2001, the Company sold 3.8 million shares of ARM stock for net proceeds of approximately $35 million and a gain before taxes of $35 million. During the first quarter of 2001, the Company also sold 1 million shares of Akamai stock for net proceeds of approximately $39 million and a gain before taxes of $36 million.

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

Interest and Other Income

        Interest and other income and expense (net) decreased $33 million or 49% to $34 million during the first quarter of fiscal 2002 compared to the same quarter in 2001. This decrease is attributable primarily to declining investment yields on the Company's cash and short-term investments resulting from substantially lower market interest rates.

        The Company currently expects interest and other income, net to decline to between $25 million and $27 million in the second quarter of 2002 as declines in interest rates continue to impact earnings on the Company's investment portfolio. The foregoing statement is forward-looking. Interest and other income, net could differ from expected levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, actual future interest and other income, net may be significantly impacted by unforeseen changes in market interest rates, foreign currency exchange rates, and the fair value of the Company's short-term and long-term investments.

Provision for Income Taxes

        The Company's effective tax rate for the first three months of 2002 was approximately 28% as compared to 30% for the first three months of 2001. The Company's effective rate in both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes will be provided because such earnings will be indefinitely reinvested outside the U.S and the reversal of a portion of the previously established valuation allowance for tax loss and credit carryforwards. The lower tax rate in 2002 versus 2001 is due primarily to a relative increase in foreign earnings on which the Company does not provide U.S. tax.

        The Company currently believes that its effective tax rate for the remainder of fiscal 2002 will be approximately 28%. The foregoing statement is forward-looking. The Company's future tax rate could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, the actual future tax rate may be impacted by the amount and jurisdiction of foreign profits.

Liquidity and Capital Resources

        The following table presents selected financial information and statistics for each of the fiscal quarters ending on the dates indicated (dollars in millions):

	12/29/01	9/29/01	12/30/00
Cash, cash equivalents, and short-term investments	$4,367	$4,336	$4,065
Accounts receivable, net	$498	$466	$441
Inventory	$23	$11	$21
Working capital	$3,693	$3,625	$3,289
Non-current debt and equity investments	$101	$128	$447
Long-term debt	$315	$317	$311
Days sales in accounts receivable (a)	33	29	40
Days of supply in inventory (b)	2	1	2
Days payables outstanding (c)	78	73	57
Operating cash flow (quarterly)	$42	$205	$(13)

  (a)
  Based on ending net trade receivables and most recent quarterly net sales for each period
  (b)
  Based on ending inventory and most recent quarterly cost of sales for each period
  (c)
  Based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory

        At the end of the first quarter of 2002, the Company had $4.367 billion in cash, cash equivalents, and short-term investments, an increase of $31 million over the same balances at the end of fiscal 2001. The primary components of this increase were net income and proceeds from the sale of equity investments, partially offset by the purchase of property, plant and equipment.

        The Company currently has long-term debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

        In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares were repurchased in the first quarter of 2002. Since inception of the repurchase plan, the Company has repurchased or committed to repurchase a total of 6.55 million shares of its common stock at a cost of $217 million.

        The Company believes its balances of cash, cash equivalents, and short-term investments will be sufficient to meet its cash requirements over the next twelve months, including any cash that may be utilized by its current stock repurchase plan.

Non-Current Debt and Equity Investments

        The Company has held significant investments in ARM, Samsung Electronics Co., Ltd, Akamai Technologies, Inc., and EarthLink Network, Inc. These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. The combined fair value of these investments was $101 million and $128 million as of the end of the first quarter of 2002 and the end of 2001, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

        Additional information related to the Company's non-current debt and equity investments may be found in this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 4, "Financial Instruments," and in the 2001 Form 10-K.

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

        Risks and uncertainties that could have an adverse impact on the Company's future operating results and financial condition include, among other things: the market for personal computers is highly competitive, both in terms of technology and product price/performance characteristics; the Company must successfully manage frequent product introductions and transitions; because orders for components, and in some cases commitments to purchase components, must be placed in advance of customer orders, the Company faces substantial inventory risk; future operating results are dependent upon the Company's ability to obtain a sufficient supply of components, some of which are in short supply or available only from limited sources; the Company is dependent on manufacturing and logistics services provided by third-parties, many of whom are located outside of the United States; the Company's retail initiative requires a substantial investment and commitment of resources and is subject to numerous risks and uncertainties; the Company faces increasing competition in the U.S. education market; the Company's future operating performance is dependent on the performance of distributors and other resellers of the Company's products; the Company's business is subject to the risks of international operations; the Company's future performance is dependent upon support from third-party software developers; the Company's business relies on access to patents and intellectual property obtained from third parties; the Company expects its quarterly revenues and operating results to fluctuate for a variety of reasons; the Company's success depends largely on its ability to attract and retain key personnel; the market value of the Company's non-current debt and equity investments is subject to significant volatility; the Company is subject to risks associated with environmental regulations; business interruptions could adversely affect the Company's future operating results; and the Company's stock price may be volatile.

        For a discussion of these and other factors affecting the Company's future results and financial condition, see Item 7, "Management's Discussion and Analysis—Factors That May Affect Future Results and Financial Condition" and Item 1, "Business" in the Company's 2001 Form 10-K.

Item 3. Disclosures About Market Risk

        The Company's market risk profile has not changed significantly from that described in the 2001 Form 10-K.

Interest Rate and Foreign Currency Risk Management

        To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the non-hedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap and option positions both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures intended to hedge, there can be no assurance the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's operating results and financial position. The Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of October 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Management does not believe that ongoing application of SFAS No. 133 has or will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

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

        The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations and related derivative financial instruments. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. These investments are generally in U.S. corporate securities (including commercial paper, loan participations, certificates of deposit, time deposits and corporate debt securities) and in foreign securities (including foreign commercial paper, loan participation, certificates of deposit and time deposits with foreign institutions), most of which are denominated in U.S. dollars.

        All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. Approximately $800 million and $313 million of the Company's investment portfolio classified as short-term investments was in U.S. agency securities with underlying maturities ranging from 1 to 5 years as of the end of the first quarter of 2002 and the end of fiscal 2001, respectively. The remainder of the Company's short-term investments all had underlying maturities between 3 and 12 months.

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

        During the last two years, the Company has entered into interest rate swaps with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The interest rate swaps, which qualified as accounting hedges, generally required the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively converted the Company's fixed-rate 10 year debt to floating-rate debt and converted a portion of the floating rate investments to fixed rate. Due to prevailing market interest rates, during 2001 the Company closed out all of its existing debt swap positions realizing a gain of $17 million. This gain was deferred, recognized in long-term debt and is being amortized to other income and expense over the remaining life of the debt. At certain times in the past, the Company has also entered into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company does not hold or transact in such financial instruments for purposes other than risk management.

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

        The Company enters into foreign currency forward and option contracts with financial institutions primarily to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, and probable but not firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments. The Company also enters into foreign currency forward and option contracts to offset the foreign exchange gains and losses generated by the remeasurement of certain recorded assets and liabilities denominated in non-functional currencies of its foreign subsidiaries. There has not been a significant change in the nature of the Company's foreign currency risk profile or related derivative positions since September 29, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is subject to various legal proceedings and claims which are discussed in the 2001 Form 10-K. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
None

(b) Reports on Form 8-K

None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE COMPUTER, INC. (Registrant)

By:	/s/ FRED D. ANDERSON Fred D. Anderson Executive Vice President and Chief Financial Officer February 11, 2002

QuickLinks

FORM 10-Q
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Condensed Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies
Note 2—Earnings Per Share
Note 3—Consolidated Financial Statement Details (in millions)
Note 4—Financial Instruments
Note 5—Shareholders' Equity
Note 6—Goodwill and Other Intangible Assets
Note 7—Restructuring Action
Note 8—Segment Information and Geographic Data
Note 9—Contingencies
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Disclosures About Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES