Form 10-Q
period 2002-03-30
APPLE COMPUTER INC
filed 2002-05-14
CIK 320193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-10030

APPLE COMPUTER, INC.
(Exact name of Registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization) 1 Infinite Loop Cupertino, California (Address of principal executive offices)	942404110 (I.R.S. Employer Identification No.) 95014 (Zip Code)

Registrant's telephone number, including area code: (408) 996-1010

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Common Share Purchase Rights
(Titles of classes)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

355,700,217 shares of Common Stock Issued and Outstanding as of May 3, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001
Net sales	$1,495	$1,431	$2,870	$2,438
Cost of sales	1,086	1,046	2,039	2,074

Gross margin	409	385	831	364

Operating expenses:
Research and development	111	101	224	203
Selling, general, and administrative	270	292	559	589
Restructuring costs	—	—	24	—

Total operating expenses	381	393	807	792

Operating income (loss)	28	(8)	24	(428)
Gains on non-current investments, net	—	5	23	76
Urealized loss on convertible securities	—	—	—	(13)
Interest and other income, net	27	65	61	132

Total interest and other income, net	27	70	84	195

Income (loss) before provision for (benefit from) income taxes	55	62	108	(233)
Provision for (benefit from) income taxes	15	19	30	(69)

Income (loss) before accounting change	40	43	78	(164)
Cumulative effect of accounting change, net of income taxes of $5	—	—	—	12

Net income (loss)	$40	$43	$78	$(152)

Earnings (loss) per common share before accounting change:
Basic	$0.11	$0.12	$0.22	$(0.48)
Diluted	$0.11	$0.12	$0.22	$(0.48)
Earnings (loss) per common share after accounting change
Basic	$0.11	$0.12	$0.22	$(0.44)
Diluted	$0.11	$0.12	$0.22	$(0.44)
Shares used in computing earnings (loss) per share (in thousands):
Basic	353,480	346,080	352,405	342,179
Diluted	365,969	352,812	361,622	342,179

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share amounts)

	March 30, 2002	September 29, 2001
ASSETS:
Current assets:
Cash and cash equivalents	$1,159	$2,310
Short-term investments	3,150	2,026
Accounts receivable, less allowances of $52 and $51, respectively	644	466
Inventories	26	11
Deferred tax assets	161	169
Other current assets	274	161

Total current assets	5,414	5,143
Property, plant and equipment, net	587	564
Non-current debt and equity investments	79	128
Acquired intangible assets	81	76
Other assets	103	110

Total assets	$6,264	$6,021

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$987	$801
Accrued expenses	722	717

Total current liabilities	1,709	1,518
Long-term debt	311	317
Deferred tax liabilities	230	266

Total liabilities	2,250	2,101

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 900,000,000 shares authorized; 354,085,159 and 350,921,661 shares issued and outstanding, respectively	1,747	1,693
Acquisition-related deferred stock compensation	(9)	(11)
Retained earnings	2,338	2,260
Accumulated other comprehensive income	(62)	(22)

Total shareholders' equity	4,014	3,920

Total liabilities and shareholders' equity	$6,264	$6,021

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	March 30, 2002	March 31, 2001
Cash and cash equivalents, beginning of the period	$2,310	$1,191
Operating Activities:
Net income (loss)	78	(152)
Cumulative effect of accounting change, net of taxes	—	(12)
Adjustments to reconcile net income (loss) to cash generated by (used for) operating activities:
Depreciation and amortization	57	46
Provision for (benefit from) deferred income taxes	30	(77)
Loss on disposition of property, plant, and equipment	4	1
Gains on non-current investments, net	(23)	(63)
Changes in operating assets and liabilities:
Accounts receivable	(178)	316
Inventories	(15)	23
Other current assets	(94)	44
Other assets	(11)	(40)
Accounts payable	186	(196)
Other current liabilities	10	53

Cash generated by (used for) operating activities	44	(57)

Investing Activities:
Purchase of short-term investments	(2,897)	(1,834)
Proceeds from maturities of short-term investments	1,422	2,496
Proceeds from sale of short-term investments	319	168
Purchase of long-term investments	—	(1)
Purchase of property, plant, and equipment	(79)	(39)
Proceeds from sales of equity investments	25	203
Other	(32)	(7)

Cash generated by (used for) investing activities	(1,242)	986

Financing Activities:
Proceeds from issuance of common stock	47	18

Cash generated by financing activities	47	18

Increase (decrease) in cash and cash equivalents	(1,151)	947

Cash and cash equivalents, end of the period	$1,159	$2,138

Supplemental cash flow disclosures:
Cash paid for interest	$10	$10
Cash paid for income taxes, net	$7	$18
Noncash transactions:
Issuance of common stock for conversion of Series A Preferred Stock	$—	$76

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

        These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 29, 2001, included in its Annual Report on Form 10-K for the year ended September 29, 2001 (the 2001 Form 10-K). All off balance sheet financing arrangements, which consist primarily of obligations under operating leases, have been fully disclosed in the Company's 2001 Form 10-K. The nature of the Company's off balance sheet financing arrangements has not changed significantly since the 2001 Form 10-K was filed.

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

Note 2—Earnings Per Share

        Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Dilutive potential shares of common stock related to stock options were excluded from the calculation of diluted loss per common share for the six months ended March 31, 2001 because their effect would have been antidilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except net income (loss) and per share amounts):

	For the Three Months Ended		For the Six Months Ended
	3/30/02	3/31/01	3/30/02	3/31/01
Numerator (in millions):
Income (loss) before accounting change	$40	$43	$78	$(164)

Net income (loss)	$40	$43	$78	$(152)

Denominator:
Weighted average-shares outstanding	353,480	346,080	352,405	342,179
Effect of dilutive securities:
Convertible preferred stock	—	18	—	—
Dilutive options	12,489	6,714	9,217	—

Dilutive potential common shares	12,489	6,732	9,217	—

Denominator for diluted earnings (loss) per share	365,969	352,812	361,622	342,179

Basic earnings (loss) per share before accounting change	$0.11	$0.12	$0.22	$(0.48)
Cumulative effect of accounting change, net of tax	—	—	—	$0.04
Basic earnings (loss) per share after accounting change	$0.11	$0.12	$0.22	$(0.44)

Diluted earnings (loss) per share before accounting change	$0.11	$0.12	$0.22	$(0.48)
Cumulative effect of accounting change, net of tax	—	—	—	$0.04
Diluted earnings (loss) per share after accounting change	$0.11	$0.12	$0.22	$(0.44)

        Options to purchase approximately 44 and 45 million shares of common stock that were outstanding at March 30, 2002 and March 31, 2001, respectively were not included in the computation of diluted earnings per share for the second quarter because the options' exercise price was greater than the average market price of the Company's common stock during these periods, and therefore, the effect would be antidilutive.

Note 3—Consolidated Financial Statement Details (in millions)

Inventories

	3/30/02	9/29/01
Purchased parts	$—	$1
Work in process	—	—
Finished goods	26	10

Total inventories	$26	$11

Property, Plant, and Equipment

	3/30/02	9/29/01
Land and buildings	$339	$337
Machinery and equipment	189	182
Office furniture and equipment	63	63
Internal-use software	141	156
Leasehold improvements	223	186

	955	924

Accumulated depreciation and amortization	(368)	(360)

Total net property, plant, and equipment	$587	$564

Accrued Expenses

	3/30/02	9/29/01
Accrued compensation and employee benefits	$117	$88
Accrued marketing and distribution	141	131
Deferred revenue	192	184
Accrued warranty and related costs	76	87
Other current liabilities	196	227

Total accrued expenses	$722	$717

Interest and Other Income, Net

	Three Months Ended		Six Months Ended
	3/30/02	3/31/01	3/30/02	3/31/01
Interest income	$29	$60	$63	$124
Interest expense	(3)	(5)	(6)	(10)
Other income (expense), net	1	10	4	18

Total interest and other income, net	$27	$65	$61	$132

Note 4—Financial Instruments

Non-Current Debt and Equity Investments and Related Gains

        The Company has held significant investments in ARM Holdings plc (ARM), Samsung Electronics Co., Ltd. (Samsung), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments have been reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. The combined fair value of these investments was $79 million and $128 million as of March 30, 2002 and September 29, 2001, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

        During the first quarter of 2002, the Company sold 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million. During the first quarter of 2002, the Company also sold 250,000 shares of Akamai and 117,000 shares of EarthLink stock for net proceeds of approximately $2 million each and a gain before taxes of $710,000 and $223,000, respectively. During the first quarter of 2001, the Company sold 3.8 million shares of ARM stock for net proceeds of approximately $35 million and a gain before taxes of $35 million. During the first quarter of 2001, the Company also sold 1 million shares of Akamai stock for net proceeds of approximately $39 million and a gain before taxes of $36 million. No sales of the Company's non-current debt and equity investments were made in the second quarter of 2002.

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

Other Strategic Investments

        The Company has additional minority debt and equity investments in several privately held technology companies with a book value of approximately $17 million and $18 million as of March 30, 2002, and September 29, 2001, respectively. These investments, which are reflected in the consolidated balance sheets in other assets, are inherently risky because the products and/or markets of these companies are typically not fully developed.

Derivative Financial Instruments

        The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenues and cost of sales. From time to time, the Company enters into interest rate swap agreements to modify the interest rate profile of certain investments and debt. The Company records all derivatives on the balance sheet at fair value. As of the end of the second quarter of 2002, the general nature of the Company's risk management activities and the general nature and mix of the Company's derivative financial instruments have not changed materially from the end of fiscal 2001.

Foreign Exchange Risk Management

        The Company enters into foreign currency forward and option contracts with financial institutions primarily to protect against foreign exchange risk associated with existing assets and liabilities, certain firmly committed transactions and certain probable but not firmly committed transactions. Generally, the company's practice is to hedge a majority of its existing material foreign exchange exposure associated with existing assets and liabilities and firmly committed transactions, and to hedge a significant portion of its foreign exchange exposure associated with probable but not firmly committed transactions forecasted to occur over the following three to nine months.

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

        Due to prevailing market conditions, lower interest rates, and uncertainties related to the timing and depth of an economic recovery, the Company entered into interest rate swap agreements in January and February 2002 to convert its $300 million of fixed rate debt to a floating rate based on 6 month LIBOR.

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

        As of March 30, 2002 the Company had a net deferred gain associated with cash flow hedges of approximately $17 million, net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the fourth quarter of fiscal 2002.

        The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and six month period ending March 30, 2002 and March 31, 2001, respectively, (in millions):

	Three Months Ended		Six Months Ended
	3/30/02	3/31/01	3/30/02	3/31/01
Cumulative effect of adopting SFAS No. 133	$—	$—	$—	$12
Changes in fair value of derivatives	4	24	30	35
Net gains reclassified from OCI	(16)	(8)	(17)	(18)

Change in unrealized derivative gain	$(12)	$16	$13	$29

Note 5—Shareholders' Equity

Stock Repurchase Plan

        In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares were repurchased during the first six months of 2002. Since inception of the repurchase plan, the Company has repurchased or committed to repurchase a total of 6.55 million shares of its common stock at a cost of $217 million.

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

	For the Three Months Ended		For the Six Months Ended
	3/30/02	3/31/01	3/30/02	3/31/01
Net income (loss)	$40	$43	$78	$(152)
Other comprehensive income:
Change in unrealized derivative gain	(12)	16	13	29
Change in accumulated translation adjustment	(1)	(7)	(4)	(4)
Unrealized gains (losses) on investments	(21)	(35)	(32)	(188)
Reclassification adjustment for investment gains included in net income	—	(9)	(17)	(75)

Total comprehensive income (loss)	$6	$8	$38	$(390)

        The following table summarizes the components of accumulated other comprehensive income, net of taxes, (in millions):

	3/30/02	9/29/01
Unrealized gain (loss) on available-for-sale securities	$(19)	$30
Unrealized gain on derivative investments	17	4
Cumulative translation adjustments	(60)	(56)

Accumulated other comprehensive income	$(62)	$(22)

Note 6—Goodwill and Other Intangible Assets

        The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

        The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. The Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment existed. As a result, the Company recognized no transitional impairment loss in the first quarter of 2002 in connection with the adoption of SFAS 142. The Company will evaluate goodwill at least on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

        The following table summarizes the components of gross and net intangible asset balances (in millions):

	March 30, 2002			September 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$121	$(55)	$66	$121	$(55)	$66
Other intangible assets	5	(4)	1	5	(4)	1
Acquired technology	19	(5)	14	12	(3)	9

Total acquired intangible assets	$145	$(64)	$81	$138	$(62)	$76

        Expected future annual amortization expense related to acquired technology and other intangible assets is as follows (in millions):

Fiscal Years:
2002	$5
2003	5
2004	3
2005	1
Thereafter	1

Total expected future annual amortization expense	$15

        Amortization expense related to intangible assets is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	3/30/02	3/31/01	3/30/02	3/31/01
Goodwill amortization	$—	$4	$—	$9
Other intangible assets amortization	—	1	—	2
Acquired technology amortization	1	1	2	1

Total amortization	$1	$6	$2	$12

        Net income (loss) and net income (loss) per share adjusted to exclude amortization of goodwill in 2001 fiscal periods follows (in millions, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	3/30/02	3/31/01	3/30/02	3/31/01
Net income (loss), as reported	$40	43	$78	$(152)
Add: goodwill amortization	—	4	—	9

Net income (loss), as adjusted	$40	47	$78	$(143)
Basic earnings (loss) per share, as reported	$0.11	$0.12	$0.22	$(0.48)
Add: goodwill amortization	—	0.01	—	0.03

Basic earnings (loss) per share, as adjusted	$0.11	$0.13	$0.22	$(0.45)
Diluted earnings (loss) per share, as reported	$0.11	$0.12	$0.22	$(0.44)
Add: goodwill amortization	—	0.01	—	0.03

Diluted earnings (loss) per share, as adjusted	$0.11	$0.13	$0.22	$(0.41)

Note 7—Acquisition of Nothing Real, LLC.

        In February 2002, the Company acquired certain assets of Nothing Real, LLC (Nothing Real), a privately-held company that develops and markets high performance tools designed for the digital image creation market. Of the $15 million purchase price, the Company has allocated approximately $7 million to acquired technology, which will be amortized over its estimated life of 5 years. The remaining $8 million, which has been identified as contingent consideration, rather than recorded as an additional component of the cost of the acquired assets, will be allocated to future compensation expense in the appropriate periods over the next 3 years.

Note 8—Restructuring Action

        During the first quarter of 2002, the Company's management approved and initiated a restructuring plan designed to eliminate certain activities and better align its operating expenses with existing general economic conditions and to partially offset the cost of continuing investments in new product development and investments in the Company's Retail operating segment. Accordingly, the Company recognized a restructuring charge of approximately $24 million during the first quarter of 2002. The restructuring plan includes significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. The restructuring plan will result in the elimination of approximately 425 positions worldwide, 385 of which were eliminated by March 30, 2002. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions.

        Of the original $24 million restructuring charge made during the first quarter of 2002, the Company utilized $9 million during that same quarter. Of the $15 million remaining accrual at the end of the first quarter, the Company spent $12 million during the second quarter and made a downward adjustment of approximately $250,000 to the restructuring accrual due to lower actual costs than originally estimated for certain lease commitments and severance benefits. The Company currently anticipates that substantially all of the remaining $3 million accrual will be spent by the end of its fiscal 2002.

        The following table summarizes activity associated with the restructuring plan through March 30, 2002 (in millions):

	Q1'02 Total Charge	Q1'02 Spending	Q1'02 Non-Cash Charges	Accrual at 12/29/01	Q2'02 Spending	Accrual at 3/30/02
Employee severance benefits	$8	$(5)	$—	$3	$(1)	$2
Asset impairments	4	—	(4)	—	—	—
Lease and contract cancellations	12	—	—	12	(11)	1

Totals	$24	$(5)	$(4)	$15	$(12)	$3

Note 9—Segment Information and Geographic Data

        The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company's Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. The Retail segment operates Apple-owned retail stores in the United States. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company's subsidiary, Filemaker, Inc. Each reportable geographic operating segment provides similar products and services.

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

        Operating income for all segments except Retail includes cost of sales at standard cost. Manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs, warranty costs, and freight costs, and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses. To assess the operating performance of the Retail segment, cost of sales for this segment includes a mark-up above standard cost to approximate the price normally charged to the Company's major channel partners in the United States. For the six month period ended March 30, 2002, this resulted in the Retail segment recognizing additional cost of sales above standard cost and an offsetting benefit to corporate expenses of approximately $21 million.

        Summary information by operating segment follows (in millions):

	Three Months Ended		Six Months Ended
	3/30/02	3/31/01	3/30/02	3/31/01
Americas:
Net sales	$728	$767	$1,417	$1,280
Operating income(loss)	$72	$71	$110	$(22)
Europe:
Net sales	$365	$355	$728	$681
Operating income	$48	$33	$91	$23
Japan:
Net sales	$227	$214	$410	$298
Operating income	$55	$38	$85	$9
Retail:
Net sales	$70	n/a	$118	n/a
Operating loss	$(4)	n/a	$(12)	n/a
Other segments:
Net sales	$105	$95	$197	$179
Operating income	$23	$15	$42	$26

        A reconciliation of the Company's segment operating income to the condensed consolidated financial statements follows (in millions):

	Three Months Ended		Six Months Ended
	3/30/02	3/31/01	3/30/02	3/31/01
Segment operating income	194	157	316	36
Corporate expenses, net	(166)	(165)	(268)	(464)
Restructuring costs	—	—	(24)	—

Total operating income(loss)	$28	$(8)	$24	$(428)

Note 10—Contingencies

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

Note 11—Subsequent Event

        In April 2002, the Company made a $100 million prepayment to an Asian supplier for the future purchase of components. In return for this deposit, the supplier has agreed to supply the Company with a specified level of components in each of the fiscal three quarters ended December 28, 2002. If the supplier fails to supply the agreed upon level of components in any of those three fiscal quarters, the Company may cancel the arrangement and receive any unutilized deposit plus a penalty.

        Although the supplier's existing debt is unrated, the pricing of its public debt is consistent with other BBB rated companies. The deposit is unsecured and has no stated interest component. The Company will impute an amount to cost of sales and interest income during each period the deposit is outstanding at an appropriate market interest rate to reflect the economics of this transaction. In light of the supplier's implied debt rating and because Apple's deposit is unsecured, non-performance by and/or economic deterioration of the supplier could place all or some of the Company's deposit at risk.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors that May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with the 2001 Form 10-K for the fiscal year ended September 29, 2001, and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company's fiscal calendar.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and the Company's discussion and analysis of its financial condition and results of operations requires the Company's management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company's 2001 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

        Management believes the following to be critical accounting policies. That is, they are both important to the portrayal of the Company's financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

        The Company recognizes revenue pursuant to applicable accounting standards, including SOP No. 97-2, "Software Revenue Recognition," as amended, and Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. For online sales to individuals, for certain sales to resellers, and for some sales to education customers in the United States, the Company defers revenue until the product is received by the customer because the Company legally retains title and/or a portion of the risk of loss on these sales during transit. For other product sales, these criteria are met by the Company at the time product is shipped. Revenue on multiple element sales arrangements is allocated to various elements based on vendor specific objective evidence of the fair value of each element of the transaction and is recognized as each element is delivered.

        The Company records reductions to revenue for price protection and for customer incentive programs, including reseller and end-user rebates and other sales programs and volume-based incentives. Future market conditions and product transitions may require the Company to increase customer incentive programs that could result in incremental reductions of revenue at the time the programs are offered. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular incentive programs. If a greater proportion of customers redeem such incentives than estimated, the Company would be required to record additional reductions to revenue.

Allowance for Doubtful Accounts

        The Company distributes its products through third-party computer resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers. However, when possible the Company does attempt to limit credit risk on trade receivables through the use of flooring arrangements for selected customers with third-party financing companies and credit insurance for certain customers in Europe, Asia, and Latin America. However, considerable trade receivables that are not covered by collateral, flooring arrangements, or credit insurance are outstanding with the Company's distribution and retail channel partners.

        The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. The Company also records an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of the Company's distribution channels, and the aging of such receivables. If there is a deterioration of a major customer's financial condition, if the Company becomes aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts and affect earnings in the period the adjustments are made.

Inventory Valuation and Inventory Purchase Commitments

        The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, product lifecycle status, product development plans, and component cost trends. The personal computer industry is subject to a rapid and unpredictable pace of product and component obsolescence. If future demand or market conditions for the Company's products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs negatively affecting gross margins in the period the write-downs are made.

        The Company accrues necessary reserves for cancellation fees related to component orders that have been canceled. Components are normally acquired through purchase orders typically covering the Company's requirements for periods from 1 to 3 months. If there is an abrupt and substantial decline in demand for one or more of the Company's products or an unanticipated change in technological requirements for any of the Company's products, the Company may be required to record additional reserves for cancellation fees negatively affecting gross margins in the period the cancellations fees are identified.

Valuation of Long-Lived Assets Including Acquired Intangibles

        The Company reviews property, plant, and equipment and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value. Although the Company has recognized no material impairment adjustments related to its property, plant, and equipment or identifiable intangibles over the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in the Company's business in a geographic region or business segment in the future, including deterioration in the performance of individual retail stores, could lead to such impairment adjustments in the future periods in which such business issues are identified.

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) in the first quarter of fiscal 2002. As a result, the Company no longer amortizes goodwill but continues to amortize other acquisition-related intangibles and costs. The Company completed the first step of the transitional goodwill impairment test in the first quarter of fiscal 2002 and determined that no potential impairment existed. Therefore, the Company recognized no transitional impairment loss in connection with the adoption of SFAS 142. The Company will perform a similar review of goodwill valuation annually, or earlier if indicators of potential impairment exist. If for any reason the value of the Company or certain of its business segments declines in the future, the Company may incur charges for impairment of goodwill.

        Additionally, in response to changes in the personal computer industry and changes in global or regional economic conditions, the Company may strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of property, plant, and equipment, identifiable intangibles, or goodwill.

Valuation of Non-Current Debt and Equity Investments

        The Company has held significant investments in certain debt and equity securities. These investments, which are reflected in its consolidated balance sheets as non-current debt and equity investments, have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The Company recognizes an impairment charge to earnings when it is judged an investment has experienced a decline in value that is other-than-temporary. Various factors are considered in determining whether a decline in value is other-than-temporary including the length of time and extent to which the investment's market value has been less than its cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

        The Company's non-current debt and equity investments are in public companies whose security prices are subject to significant volatility. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future. Future declines in the fair value of these investments below their cost basis that are judged to be other-than-temporary will be recognized as a charge in other income and expense in the period that judgment is made.

        The Company has additional minority debt and equity investments in several privately held technology companies. These investments, which are reflected in the consolidated balance sheets in other assets and carried at historical cost, are inherently risky because the products and/or markets of these companies are typically not fully developed. Any future declines in the fair value of these investments below the Company's cost basis judged to be other than temporary will result in a charge in other income and expense in the period that judgment is made.

Business Update

Hardware Products

        In April 2002, the Company introduced the eMac, a new Macintosh desktop system designed specifically for the Company's education customers. The eMac features a PowerPC G4 processor, a high resolution 17-inch flat cathode ray tube (CRT) display, and preserves the all-in-one compact design of the original iMac favored by many of the Company's education customers. The Company anticipates the eMac will be available to education customers in the United States and Canada in May 2002.

        The Company introduced in March 2002 the new Apple Cinema HD Display, an all-digital 23-inch flat panel display with 1920 × 1200 pixel resolution. This display features an active-matrix, liquid crystal display (LCD) that incorporates a pure digital interface to deliver superior image quality. At less than two inches thick, the wide format design allows users to easily view a full 11-inch by 17-inch two-page spread or a complex illustration, making it a powerful tool for the Company's creative or technical professionals.

        In January 2002, the Company introduced a new iMac with an innovative industrial design that incorporates an adjustable 15-inch LCD flat panel display and an ultra-compact base. The new iMac features a PowerPC G4 processor, advanced graphics capabilities, a SuperDrive on one model for playing and burning custom CDs and DVDs, and includes Apple's suite of software for digital photography, music, and movies. The new iMac was initially available in three configurations, all of which were shipped during the second quarter of 2002. The Company continues to offer two configurations of its original CRT iMac design at suggested retail prices under $1,000. In January 2002, the Company also updated its iBook line of portable computers and added a new model with a 14.1-inch display.

        The Company upgraded its Power Mac line of desktop personal computers at the end of January 2002. New Power Mac models feature new system architecture, new graphics processors, and dual 1GHz PowerPC G4 processors in the most advanced model. The SuperDrive remains standard on high-end Power Mac systems.

Software Products

        Beginning at the end of January 2002, the Company made Mac OS X the default operating system on all new Macintosh systems shipped. Mac OS X has been included, along with Mac OS 9, on all of the Company's Macintosh systems shipped since May 2001. Mac OS 9 continues to be shipped on all of the Company's systems, enabling users to run Mac OS 9 applications in "Classic" mode from within Mac OS X, or have the option of booting into Mac OS 9 if they choose. Through March 2002, software developers had delivered more than 3,000 native Mac OS X applications.

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

Business Outlook

        The Company expects net sales to rise sequentially during the third quarter of 2002 to approximately $1.6 billion and expects third quarter earnings to be relatively flat or to increase slightly as compared to the second quarter. Operating expenses and other income and expense are both expected to remain sequentially flat during the third quarter.

        The foregoing statements concerning the Company's anticipated net sales, operating expenses, other income and expense, and earnings for the third quarter of 2002 are forward-looking. The Company's actual results could differ. The Company's future operating results and financial condition are dependent upon general economic conditions, market conditions within the PC industry, and the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Some of the potential risks and uncertainties that could affect the Company's future operating results and financial condition are discussed throughout this Item 2, including the discussion under the heading below "Factors That May Affect Future Results and Financial Condition," and in the 2001 Form 10-K.

Results of Operations

        Tabular information (dollars in millions, except per share amounts):

	Three Months Ended			Six Months Ended
	3/30/02	3/31/01	Change	3/30/02	3/31/01	Change
Net sales	$1,495	$1,431	4%	$2,870	$2,438	18%
Macintosh CPU unit sales (in thousands)	813	751	8%	1,559	1,410	11%
Gross margin	$409	$385	6%	$831	$364	128%
Gross margin percentage	27.4%	26.9%		29.0%	14.9%
Research and development	$111	$101	10%	$224	$203	10%
Percentage of net sales	7.4%	7.1%		7.8%	8.3%
Selling, general and administrative	$270	$292	(8)%	$559	$589	(5)%
Percentage of net sales	18.1%	20.4%		19.5%	24.2%
Special charges	$—	$—	NM	$24	$—	NM
Gains on non-current investments, net	$—	$5	(100)%	$23	$63	(63)%
Interest and other income, net	$27	$65	(58)%	$61	$132	(54)%
Provision (benefit) for income taxes	$15	$19	(21)%	$30	$(69)	(143)%
Effective tax rate	28%	30%		28%	30%
Net income (loss) before accounting change	$40	$43	(7)%	$78	$(164)	(148)%
Effect of accounting change, net	$—	$—	NM	$—	$12	NM
Net income (loss)	$40	$43	(7)%	$78	$(152)	(151)%
Basic earnings (loss) per share before accounting change	$0.11	$0.12	(8)%	$0.22	$(0.48)	(146)%
Diluted earnings (loss) per share before accounting change	$0.11	$0.12	(8)%	$0.22	$(0.48)	(146)%
Basic earnings (loss) per share after accounting change	$0.11	$0.12	(8)%	$0.22	$(0.44)	(150)%
Diluted earnings (loss) per share after accounting change	$0.11	$0.12	(8)%	$0.22	$(0.44)	(150)%

NM: Not Meaningful

Net Sales

        Net sales for geographic operating segments and Macintosh unit sales by geographic segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

	Three Months Ended			Six Months Ended
	3/30/02	3/31/01	Change	3/30/02	3/31/01	Change
Americas net sales	$728	$767	(5)%	$1,417	$1,280	11%
Europe net sales	365	355	3%	728	681	7%
Japan net sales	227	214	6%	410	298	38%
Retail net sales	70	—	NM	118	—	NM
Other segments net sales	105	95	11%	197	179	10%

Total net sales	$1,495	$1,431	4%	$2,870	$2,438	18%

Americas Macintosh unit sales	401	407	(1)%	783	736	6%
Europe Macintosh unit sales	211	199	6%	426	429	(1)%
Japan Macintosh unit sales	131	107	22%	228	168	36%
Retail Macintosh unit sales	24	—	NM	38	—	NM
Other segments Macintosh unit sales	46	38	21%	84	77	9%

Total Macintosh unit sales	813	751	8%	1,559	1,410	11%

Power Macintosh net sales	$383	$503	(24)%	$749	$784	(5)%
PowerBook net sales	198	341	(42)%	455	425	7%
iMac net sales	448	286	57%	652	551	18%
iBook net sales	180	70	157%	424	216	96%
Peripherals, software and other sales	286	231	24%	590	462	28%

Total net sales	$1,495	$1,431	4%	$2,870	$2,438	18%

Power Macintosh unit sales	211	262	(19)%	423	464	(9)%
PowerBook unit sales	89	134	(34)%	205	183	12%
iMac unit sales	372	300	24%	605	608	(1)%
iBook unit sales	141	55	156%	326	155	110%

Total Macintosh unit sales	813	751	8%	1,559	1,410	11%

        NM: Not Meaningful

        Net sales during the second quarter of 2002 were 4% higher than in the same period last year and 9% higher than in the previous quarter contrary to the seasonal decline normally experienced by the overall PC industry in the first calendar quarter of a year. Second quarter net sales were impacted favorably by several factors. First, sales of 220,000 units of the Company's new iMac drove an overall 24% increase in iMac unit sales and a 57% increase in iMac net sales over the same period in 2001. Second, sales of portable Macintosh systems remained relatively strong, accounting for over 28% of Macintosh unit sales during the quarter. In particular, iBook unit sales continued to benefit from design and feature changes introduced over the last year, rising 156% from the same quarter in 2001. Third, the Company's Retail segment, which recognized its first sales in the third quarter of 2001, contributed $70 million of net sales during the second quarter of 2002. Fourth, net sales of peripherals and software during the second quarter of 2002 increased $55 million or 24% from the same quarter in 2001. This increase resulted primarily from increased sales of peripherals and software by the Company's Retail segment and from the introduction of the iPod, the Company's new portable digital music player, during the first quarter of 2002. During the second quarter, the Company sold approximately 57,000 iPods for net sales of approximately $21 million.

        Second quarter net sales were negatively impacted primarily by two factors. First, unit sales of Power Mac systems during the second quarter of 2002 were relatively flat from the first quarter but declined 19% from the same quarter in 2001. The Company continues to believe that current economic conditions are having a pronounced negative impact on its professional and creative customers and that many of these customers continue to delay upgrades of their Power Macintosh systems due to the Company's ongoing transition to Mac OS X, its new operating system, and in anticipation of certain software vendors transitioning their Mac applications to run natively in Mac OS X. Second, the Company continues to see weakness in its U.S. education channel. Total net sales in this channel have fallen approximately 18% during the first six months of 2002 compared to the same period in 2001. The Company believes this weakness has been caused by multiple factors including some educational institutions delaying technology purchases due to concerns about the overall impact of the weaker economy on their available funding. Although the Company has taken steps, and will continue to take steps, to address weakness in the U.S. education channel, it is difficult to anticipate how this trend will affect the second half of 2002 and to anticipate when and if this trend will reverse.

        Comparison of total net sales for the first six months of 2002 to the same period in 2001 is not particularly meaningful. Net sales during the first quarter of 2001 were unusually low. This was attributable to several factors, including continuing deterioration in worldwide demand for personal computers and rebate programs and price cuts instituted by the Company during that quarter that cost the Company approximately $138 million. In addition, the Company implemented a plan during the first quarter of 2001 to reduce substantially the level of inventory in its distribution channels from the amounts at the end of fiscal 2000 to lower levels by the end of the first quarter of 2001. The Company ended fiscal 2000 with substantially more inventory in its distribution channels than planned due to the lower than expected sell-through of the Company's products during the fourth quarter of that year. The Company reduced channel inventory during the first quarter of 2001 by approximately 300,000 units. These factors contributed to the 52% year-over-year decline during the first quarter of 2001 in total Macintosh unit sales.

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

Americas

        Net sales in the Americas segment during the second quarter of 2002 decreased $39 million or 5% compared to the same quarter in 2001. Some of this decline may be the result of the operation of the Company's Retail segment that was not conducting sales operations in the first half of 2001. Another factor contributing to this decline is the year-over-year decrease in net sales and unit sales to the U.S. education channel of 18% and 17%, respectively. As discussed above, the Company believes the primary cause for this decline is that U.S. educational institutions appear to have reduced or postponed capital spending due to federal and state funding concerns and tax revenue shortfalls resulting from the weak economy.

        During the first six months of 2002, the Americas segment net sales increased $137 million or 11% from the same period in 2001, while unit sales increased 6%. The increase in both net sales and unit sales from the prior year is not only a reflection of the unusually depressed level of net sales experienced in the first quarter of 2001 discussed above; but also reflects strong demand for the Company's consumer and education oriented Macintosh systems, the new iMac and portable iBook systems.

Europe

        Net sales in the Europe segment increased $10 million or 3% during the second quarter of 2002 as compared to the same quarter in 2001, and increased $47 million or 7% during the first six months of 2002 as compared to the same period in 2001. Total Macintosh unit sales in Europe for both three and six month periods ended March 30, 2002, were relatively flat with the same periods in 2001. Year-to-date unit sales in Europe for 2002 reflect strong demand for consumer oriented products, particularly the new iMac and, consistent with other geographic operating segments, softer demand for Power Macintosh products.

Japan

        Net sales in the Japan segment during the second quarter of 2002 increased $13 million or 6% compared to the same quarter in 2001, and increased $112 million or 38% during the first six months of 2002 as compared to the same period in 2001. These increases resulted from strong demand for the iMac and iBook, with combined unit sales of these products increasing 116% during the first six months of 2002 compared to the same period in 2001. Overall unit sales of professional Macintosh systems for the quarter and six months ended March 30, 2002, were down moderately from levels experienced in the same period in 2001.

Retail

        The Company opened two new retail stores late in the second quarter of 2002, bringing the total number of open stores to 29 as of March 30, 2002. During the second quarter of 2002, the Retail segment had net sales of $70 million and incurred an operating loss of $4 million, which is an improvement from the $8 million loss recorded in the first quarter of 2002. With an average of 27 stores open during the second quarter, the average store generated net sales at a rate of $2.6 million per quarter, an amount consistent with the per store rate experienced in the first quarter during the holiday season. During the three and six month periods ended March 30, 2002, approximately 33% and 38%, respectively, of the Retail segment's net sales came from the sale of peripherals and software. This compares to 19% and 21%, respectively, for the Company as a whole.

        The Company is targeting to open 20 additional retail stores during the remainder of the current calendar year. The Company expects its Retail segment to report a loss for all of fiscal 2002 and expects the financial performance of the Retail segment to improve as the current calendar year progresses. The foregoing statements concerning the expected results of the Retail segment, the targeted number of new retail stores during calendar 2002, and the average store quarterly sales rate are forward-looking. The Retail segment's future results could differ. Results for this segment are dependent upon a number of risks and uncertainties, some of which are discussed below under the heading "Factors That May Affect Future Results and Financial Condition" and in the 2001 Form 10-K.

Gross Margin

        Gross margin for the second quarter of 2002 was 27.4% compared to 26.9% in the year ago quarter. This increase in gross margin is due to lower prices for certain components, particularly memory and flat panel displays, and due to the favorable gross margin impact of the Company's Retail segment. However, gross margin declined sequentially for the second quarter of 2002 from the first quarter. This expected sequential decline in gross margin was due to several reasons including higher component costs during the second quarter of 2002 versus the first quarter, especially for memory and flat panel displays; aggressive pricing on the new iMac introduced during the second quarter; temporary incremental production and air freight costs associated with the new iMac; and relatively lower margin iMac systems comprising a higher mix of second quarter net sales than of first quarter net sales.

        Gross margin for the first six months of 2002 increased to 29.0% from 14.9% during the same period in 2001. This significant increase is the result of unusually low gross margins of negative 2.1% experienced during the first quarter of 2001. In addition to lower than normal net sales, margins were negatively impacted during the first quarter of 2001 by the rebate programs and price cuts discussed above instituted by the Company that decreased revenue by approximately $138 million. Additionally, actual and forecasted declines in net sales caused the Company to recognize during the first quarter of 2001 approximately $122 million of charges associated with purchase order cancellations and loss commitments for component purchases. Without these charges, gross margin for the first quarter of 2001 would have been approximately 21%.

        The Company currently anticipates that gross margin will decline sequentially during the third quarter of 2002 due primarily to two factors. First, average component costs are expected to be higher. Second, the Company's third quarter corresponds with the beginning of the education buying season in the United States and the mix of relatively lower margin education-oriented units is expected to increase.

        The foregoing statements regarding anticipated industry component pricing; pricing, margin and costs associated with the new iMac; anticipated education buying patterns; and the Company's anticipated gross margin in the third quarter of 2002 are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

        The Company must order components for its products and build inventory in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products. The Company's operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and outstanding purchase commitments and to respond to short-term shifts in customer demand patterns.

Operating Expenses

        Selling, general and administrative expenses decreased $22 million or 8% during the second quarter of 2002 as compared to the same period in 2001 and decreased $30 million or 5% during the first six months of 2002 as compared to the same period in 2001. The general trend of decreasing selling, general and administrative expenses is primarily the result of lower discretionary spending on marketing and advertising and benefits from reductions in infrastructure as a result of the restructuring plan implemented in the first quarter of 2002. Expenditures for research and development increased 10% for both the three month and the six month periods ending in March of 2002 compared to the same periods in 2001. These increases resulted primarily from increased spending in 2002 to support new product development activities and increased research and development headcount.

        During the first quarter of 2002, the Company's management approved and initiated a restructuring plan designed to eliminate certain activities and better align its operating expenses with existing general economic conditions and to partially offset the cost of continuing investments in new product development and investments in the Retail segment. Accordingly, the Company recognized a restructuring charge of approximately $24 million during the first quarter of 2002. The restructuring plan includes significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. The restructuring plan will result in the elimination of approximately 425 positions worldwide, 385 of which were eliminated by the end of the second quarter of 2002. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions. Once fully implemented, the Company estimates these restructuring actions will result in reduced quarterly operating expenses of approximately $8.5 million.

        Of the original $24 million restructuring charge made during the first quarter of 2002, $9 million was utilized in that same quarter and $12 million was utilized during the second quarter. The Company currently anticipates that substantially all of the remaining $3 million accrual will be spent by the end of its fiscal 2002.

Interest and Other Income (Expense), Net

Interest and Other Income

        Interest and other income, net decreased $38 million or 58% to $27 million during the second quarter of 2002 compared to the same quarter in 2001 and decreased $71 million or 54% for the first six months of 2002 over the same period in 2001. These decreases are attributable primarily to declining investment yields on the Company's cash and short-term investments resulting from substantially lower market interest rates.

Valuation of Non-Current Investments

        The Company holds a significant investment in EarthLink Network, Inc. (EarthLink) in the form of approximately 6.54 million EarthLink common shares with a basis of $12.13 per share. This investment is reflected in the consolidated balance sheets as a non-current debt and equity investment and has been categorized as available-for-sale requiring that it be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The Company recognizes an impairment charge to earnings when it judges such an investment has experienced a decline in value that is other-than-temporary. The Company includes recognized gains and losses resulting from the sale or from other-than-temporary declines in fair value associated with such an investment in other income and expense.

        As of March 30, 2002, the fair value of the Company's investment in EarthLink was $10.15 per share or approximately $66 million versus the Company's basis in this investment of approximately $79 million. Based on the relatively short time this investment's basis has exceeded its fair value and the financial condition and near-term prospects of EarthLink, the Company believes this decline in fair value is temporary. However, should the fair value of this investment remain below the Company's basis and/or the financial condition or prospects of EarthLink deteriorate, the Company may determine in a future period that this decline in fair value is other-than-temporary requiring an impairment loss be recognized in the period such a determination is made. The Company believes it is likely there will continue to be significant fluctuations in the fair value of its investment in EarthLink.

        The Company has additional minority debt and equity investments in several privately held technology companies with a book value of approximately $17 million as of March 30, 2002. These investments, which are reflected in the consolidated balance sheets in other assets, are inherently risky because the products and/or markets of these companies are typically not fully developed. Any future declines in the fair value of these investment below the Company's cost basis judged to be other-than-temporary will result in a charge in other income and expense in the period that judgment is made.

Gains and Losses on Non-current Investments

        During the first quarter of 2002, the Company sold 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million. During the first quarter of 2002, the Company also sold 250,000 shares of Akamai and 117,000 shares of EarthLink stock for net proceeds of approximately $2 million each and a gain before taxes of $710,000 and $223,000 respectively. During the first quarter of 2001, the Company sold 3.8 million shares of ARM stock for net proceeds of approximately $35 million and a gain before taxes of $35 million. During the first quarter of 2001, the Company also sold 1 million shares of Akamai stock for net proceeds of approximately $39 million and a gain before taxes of $36 million. No sales of the Company's non-current debt and equity investments were made during the second quarter of 2002.

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

Provision for Income Taxes

        The Company's effective tax rate for the first six months of 2002 was approximately 28% as compared to 30% for the first six months of 2001. The Company's effective rate in both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes will be provided because such earnings will be indefinitely reinvested outside the U.S and the reversal of a portion of the previously established valuation allowance for tax loss and credit carryforwards. The lower tax rate in 2002 versus 2001 is due primarily to a relative increase in foreign earnings on which the Company does not provide U.S. tax.

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

Liquidity and Capital Resources

        The following table presents selected financial information and statistics for each of the fiscal quarters ending on the dates indicated (dollars in millions):

	3/30/02	12/29/01	9/29/01
Cash, cash equivalents, and short-term investments	$4,309	$4,367	$4,336
Accounts receivable, net	$644	$498	$466
Inventory	$26	$23	$11
Working capital	$3,705	$3,693	$3,625
Non-current debt and equity investments	$79	$101	$128
Long-term debt	$311	$315	$317
Days sales in accounts receivable (a)	39	33	29
Days of supply in inventory (b)	2	2	1
Days payables outstanding (c)	82	78	73
Operating cash flow (quarterly)	$2	$42	$205

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

        During the first six months of 2002, the Company utilized $79 million for the acquisition of property, plant, and equipment and internal-use software. The Company currently anticipates it will utilize approximately $200 million for the acquisition of property, plant, and equipment and internal-use software during all of 2002 to support further expansion of its Retail segment, other strategic initiatives, information systems enhancements, and normal replacement of capital assets.

        The Company currently has long-term debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

        All off balance sheet financing arrangements, which consist primarily of obligations under operating leases, have been fully disclosed in the Company's 2001 Form 10-K. The nature of the Company's off balance sheet financing arrangements has not changed significantly since the 2001 Form 10-K was filed. However, since the end of fiscal 2001, the Company has opened or announced it is targeting to open a total of approximately 22 additional retail stores by the end of calendar 2002. These new retail stores will require the Company to enter into substantial additional operating lease commitments.

        In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares were repurchased during the first six months of 2002. Since inception of the repurchase plan, the Company has repurchased or committed to repurchase a total of 6.55 million shares of its common stock at a cost of $217 million.

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

        All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. Approximately $1 billion and $313 million of the Company's investment portfolio classified as short-term investments was in U.S. agency securities with underlying maturities ranging from 1 to 5 years as of the end of the second quarter of 2002 and the end of fiscal 2001, respectively. The remainder of the Company's short-term investments all had underlying maturities between 3 and 12 months.

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

        Due to prevailing market conditions, lower interest rates, and uncertainties related to the timing and depth of an economic recovery, the Company entered into interest rate swap agreements in January and February 2002 to convert its $300 million of fixed rate debt to a floating rate based on 6 month LIBOR.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders was held on April 24, 2002. Proposals I, II and III were approved. Proposal IV and Proposal V were not approved. The results are as follows:

Proposal I

        The following directors were elected at the meeting to serve a one-year term as directors:

	For	Authority Withheld
William V. Campbell	306,821,794	3,709,317
Millard S. Drexler	306,651,184	3,879,927
Lawrence J. Ellison	254,860,555	55,670,556
Steven P. Jobs	307,012,007	3,519,104
Arthur D. Levinson	306,952,291	3,578,820
Jerome B. York	303,582,488	6,947,585

Proposal II

        The proposal to amend the Company's 1998 Executive Officer Stock Plan (the 1998 Plan) to increase the number of shares reserved for issuance thereunder by 5,000,000 shares, bringing the total number of shares of Common Stock reserved for issuance under the 1998 Plan to 48,000,000, was approved. As a result, the 1998 Plan was amended to reserve an additional 5,000,000 shares of Common Stock for issuance thereunder.

For	Against	Abstained	Broker Non-Vote
181,444,270	126,980,860	2,105,981	0

Proposal III

        Ratification of appointment of KPMG LLP as the Company's independent auditors for fiscal year 2002.

For	Against	Abstained
301,388,984	7,587,833	1,554,294

Proposal IV

        The shareholder proposal requesting the Board of Directors to adopt an independent Board Nominating Committee policy that provides for a transition to a Nominating Committee composed entirely of independent directors as Nominating Committee openings occur was not approved by the required vote.

For	Against	Abstained	Broker Non-Vote
30,952,424	183,754,710	3,208,713	92,615,264

Proposal V

        The shareholder proposal requesting the Board of Directors to adopt an independent Board Compensation Committee policy that provides for a transition to a Compensation Committee composed entirely of independent directors as Compensation Committee openings occur was not approved by the required vote.

For	Against	Abstained	Broker Non-Vote
84,098,943	130,766,885	3,046,299	92,618,984

        The proposals above are described in detail in the Registrant's definitive proxy statement dated March 21, 2002, for the Annual Meeting of Shareholders held on April 24, 2002.

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
May 14, 2002

QuickLinks

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
PART II. OTHER INFORMATION
SIGNATURES