Form 10-Q
period 2002-06-29
APPLE COMPUTER INC
filed 2002-08-09
CIK 320193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2002
OR
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

Yes ☒    No ☐

358,885,905 shares of Common Stock Issued and Outstanding as of July 26, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Net sales	$1,429	$1,475	$4,299	$3,913
Cost of sales	1,038	1,041	3,077	3,115

Gross margin	391	434	1,222	798

Operating expenses:
Research and development	106	111	330	314
Selling, general, and administrative	272	281	831	870
Special charges:
Purchased in-process research and development	—	11	—	11
Restructuring costs	—	—	24	—

Total operating expenses	378	403	1,185	1,195

Operating income (loss)	13	31	37	(397)
Gains on non-current investments, net	—	11	23	87
Urealized loss on convertible securities	—	—	—	(13)
Interest and other income, net	26	45	87	177

Total interest and other income, net	26	56	110	251

Income (loss) before provision for (benefit from) income taxes	39	87	147	(146)
Provision for (benefit from) income taxes	7	26	37	(43)

Income (loss) before accounting change	32	61	110	(103)
Cumulative effect of accounting change, net of income taxes of $5	—	—	—	12

Net income (loss)	$32	$61	$110	$(91)

Earnings (loss) per common share before accounting change:
Basic	$0.09	$0.17	$0.31	$(0.30)
Diluted	$0.09	$0.17	$0.30	$(0.30)
Earnings (loss) per common share after accounting change
Basic	$0.09	$0.17	$0.31	$(0.26)
Diluted	$0.09	$0.17	$0.30	$(0.26)
Shares used in computing earnings (loss) per share (in thousands):
Basic	356,370	348,765	353,800	343,877
Diluted	366,882	358,912	363,438	343,877

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share amounts)

	June 29, 2002	September 29, 2001
ASSETS:
Current assets:
Cash and cash equivalents	$1,246	$2,310
Short-term investments	3,060	2,026
Accounts receivable, less allowances of $52 and $51, respectively	626	466
Inventories	34	11
Deferred tax assets	164	169
Other current assets	313	161

Total current assets	5,443	5,143
Property, plant and equipment, net	589	564
Non-current debt and equity investments	48	128
Acquired intangible assets	99	76
Other assets	114	110

Total assets	$6,293	$6,021

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$904	$801
Accrued expenses	814	717

Total current liabilities	1,718	1,518
Long-term debt	316	317
Deferred tax liabilities	193	266

Total liabilities	2,227	2,101

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 900,000,000 shares authorized; 358,855,285 and 350,921,661 shares issued and outstanding, respectively	1,808	1,693
Acquisition-related deferred stock compensation	(8)	(11)
Retained earnings	2,370	2,260
Accumulated other comprehensive income (loss)	(104)	(22)

Total shareholders' equity	4,066	3,920

Total liabilities and shareholders' equity	$6,293	$6,021

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	June 29, 2002	June 30, 2001
Cash and cash equivalents, beginning of the period	$2,310	$1,191

Operating Activities:
Net income (loss)	110	(91)
Cumulative effect of accounting change, net of taxes	—	(12)
Adjustments to reconcile net income (loss) to cash generated by (used for) operating activities:
Depreciation and amortization	85	72
Provision for (benefit from) deferred income taxes	(2)	(54)
Loss on sale of property, plant, and equipment	6	4
Gains on non-current investments, net	(23)	(74)
Gains on short-term investments, net	(5)	—
Purchased in-process research and development	—	11
Changes in operating assets and liabilities:
Accounts receivable	(160)	355
Inventories	(23)	14
Other current assets	(154)	66
Other assets	(13)	(59)
Accounts payable	103	(310)
Other current liabilities	83	(12)

Cash generated by (used for) operating activities	7	(90)

Investing Activities:
Purchase of short-term investments	(3,478)	(3,008)
Proceeds from maturities of short-term investments	1,917	3,569
Proceeds from sales of short-term investments	519	178
Purchase of non-current investments	—	(1)
Proceeds from sales of non-current investments	25	334
Purchase of property, plant, and equipment	(110)	(69)
Other	(33)	(7)

Cash generated by (used for) investing activities	(1,160)	996

Financing Activities:
Proceeds from issuance of common stock	89	24

Cash generated by financing activities	89	24

Increase (decrease) in cash and cash equivalents	(1,064)	930

Cash and cash equivalents, end of the period	$1,246	$2,121

Supplemental cash flow disclosures:
Cash paid for interest	$10	$10
Cash paid for income taxes, net	$8	$34
Noncash transactions:
Issuance of common stock for conversion of Series A Preferred Stock	$—	$76

APPLE COMPUTER, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1—Summary of Significant Accounting Policies

        Apple Computer, Inc. and its subsidiaries (the Company) designs, manufactures and markets personal computers and related personal computing and communicating solutions for sale primarily to education, creative, consumer, and business customers.

Basis of Presentation and Preparation

        The accompanying condensed consolidated financial statements include the accounts of the Company. All information is based on the Company's fiscal calendar. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Interim information is unaudited; however, in the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year.

        These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 29, 2001, included in its Annual Report on Form 10-K for the year ended September 29, 2001 (the 2001 Form 10-K). The Company does not currently utilize any off-balance-sheet financing arrangements other than standard operating leases for the rental of equipment and facilities.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company is required to adopt the provisions of SFAS No. 143 for the first quarter of its fiscal 2003. Because of the effort that may be necessary to comply with the adoption of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

        In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example,

SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

        The Company is required to adopt SFAS No. 144 no later than its first fiscal year beginning after December 15, 2001. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

Note 2—Earnings Per Share

        Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Dilutive potential shares of common stock related to stock options were excluded from the calculation of diluted loss per common share for the nine months ended June 30, 2001 because their effect would have been antidilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except net income (loss) and per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	6/29/02	6/30/01	6/29/02	6/30/01
Numerator (in millions):
Income (loss) before accounting change	$32	$61	$110	$(103)

Net income (loss)	$32	$61	$110	$(91)

Denominator:
Denominator for basic earnings (loss) per share—weighted average-shares outstanding	356,370	348,765	353,800	343,877
Effect of dilutive options	10,512	10,147	9,638	—

Denominator for diluted earnings (loss) per share	366,882	358,912	363,438	343,877

Basic earnings (loss) per share before accounting change	$0.09	$0.17	$0.31	$(0.30)
Cumulative effect of accounting change, net of tax	—	—	—	$0.04

Basic earnings (loss) per share after accounting change	$0.09	$0.17	$0.31	$(0.26)

Diluted earnings (loss) per share before accounting change	$0.09	$0.17	$0.30	$(0.30)
Cumulative effect of accounting change, net of tax	—	—	—	$0.04

Diluted earnings (loss) per share after accounting change	$0.09	$0.17	$0.30	$(0.26)

        Options to purchase approximately 45 million shares of common stock were outstanding as of June 29, 2002 and June 30, 2001 that were not included in the computation of diluted earnings per share for the quarters then ended because the options' exercise prices were greater than the average market prices of the Company's common stock during these quarters, and therefore, the effect would have been antidilutive.

        At June 30, 2001, the Company had outstanding options to purchase approximately 97.1 million shares of its common stock, all of which were excluded from the computation of diluted loss per share for the nine-month period then ended because the effect would have been antidilutive.

Note 3—Consolidated Financial Statement Details (in millions)

Inventories

	6/29/02	9/29/01
Purchased parts	$4	$1
Work in process	2	—
Finished goods	28	10

Total inventories	$34	$11

Property, Plant, and Equipment

	6/29/02	9/29/01
Land and buildings	$341	$337
Machinery and equipment	185	182
Office furniture and equipment	66	63
Internal-use software	136	156
Leasehold improvements	242	186

	970	924

Accumulated depreciation and amortization	(381)	(360)

Total net property, plant, and equipment	$589	$564

Accrued Expenses

	6/29/02	9/29/01
Accrued compensation and employee benefits	$122	$88
Accrued marketing and distribution	155	131
Deferred revenue	222	184
Accrued warranty and related costs	69	87
Other current liabilities	246	227

Total accrued expenses	$814	$717

Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
	6/29/02	6/30/01	6/29/02	6/30/01
Interest income	$29	$51	$95	$175
Interest expense	(2)	(4)	(9)	(14)
Other income, net	(1)	(2)	1	16

Interest and other income, net	$26	$45	$87	$177

Inventory Prepayment

        In April 2002, the Company made a $100 million prepayment to an Asian supplier for the purchase of components over the following nine months. In return for this deposit, the supplier agreed to supply the Company with a specified level of components in the three consecutive fiscal quarters ending December 28, 2002. If the supplier fails to supply the agreed upon level of components in any of those three fiscal quarters, the Company may cancel the arrangement and receive the amount of the prepayment not utilized plus a penalty. Approximately $83 million of this deposit remained unused as of June 29, 2002, and is reflected in the condensed consolidated balance sheets in other current assets. The amount of the prepayment not utilized by the Company on or before December 31, 2002, is refundable to the Company by January 31, 2003.

        Although the supplier's existing debt is unrated, its public debt pricing is consistent with other BBB rated companies. The deposit is unsecured and has no stated interest component. The Company is imputing an amount to cost of sales and interest income during each period the deposit is outstanding at an appropriate market interest rate to reflect the economics of this transaction. In light of the supplier's implied debt rating and because the Company's prepayment is unsecured, non-performance by and/or economic deterioration of the supplier could place all or some of the Company's deposit at risk.

Capitalized Software Development Costs

        Generally, the Company expenses research and development costs as they are incurred. However, development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In almost all instances, the Company's products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achieving technological feasibility are usually not significant, and historically most software development costs have been expensed. However, during 2001 the Company incurred substantial development costs associated with the initial release of Mac OS X® operating system subsequent to release of a public beta version of the product and prior to release of the final product version. As a result, during 2001, the Company capitalized approximately $5.4 million of development costs associated with development of Mac OS X. Related amortization is being recognized on a straight-line basis over the estimated 8 year useful life of the asset.

        During the third quarter of 2002, the Company incurred substantial development costs associated with the upgrade of Mac OS X version 10.2 (code named "Jaguar") subsequent to achievement of technological feasibility as evidenced by public demonstration and release of a developer beta version of the software in May 2002. Therefore, during the third quarter of 2002, the Company capitalized approximately $9.1 million of development costs associated with development of Jaguar and anticipates capitalizing additional development costs during the fourth quarter. Amortization of this asset will be recognized on a straight-line basis over 3 years upon completion and release of the final version of Jaguar, which is planned for the fourth quarter of 2002.

        During 2002, the Company also capitalized certain costs related to development of its new PowerSchool® enterprise student information system. Capitalization, which began in the first quarter of 2002, amounted to approximately $6 million during the first nine months of fiscal 2002. The enterprise student information system is expected to be completed and released in the fourth quarter of 2002. Amortization of this asset will be recognized on a straight-line basis over 3 years.

        All capitalized software development costs and related accumulated amortization are reflected in the condensed consolidated balance sheets in other assets.

Note 4—Financial Instruments

Short-Term Investments

        All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. Approximately $942 million and $313 million of the Company's investment portfolio classified as short-term investments was in government agency securities and high investment grade corporate debt with underlying maturities ranging from 1 to 5 years as of the end of the third quarter of 2002 and the end of fiscal 2001, respectively. The remainder of the Company's short-term investments had underlying maturities between 3 and 12 months.

Non-Current Debt and Equity Investments and Related Gains

        The Company has held significant investments in ARM Holdings plc (ARM), Samsung Electronics Co., Ltd. (Samsung), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). The combined fair value of these investments was $48 million and $128 million as of June 29, 2002 and

September 29, 2001, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

        These investments are reflected in the condensed consolidated balance sheets in non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income.

        The Company recognizes an impairment charge to earnings when it judges such investments have experienced a decline in value below cost basis that is other-than-temporary. The Company includes recognized gains and losses resulting from the sale or from other-than-temporary declines in fair value associated with such investments in other income and expense.

        The market values of the Company's investments in EarthLink and Akamai at June 29, 2002, were approximately $36 million and $5 million below their cost bases, respectively. Based on the relatively short time these investments' cost bases have exceeded their fair value and the financial condition and near-term prospects of both EarthLink and Akamai, the Company currently believes these declines in fair value to be temporary. However, should the fair value of these investments remain below the Company's cost bases and/or the financial condition or prospects of EarthLink or Akamai deteriorate, the Company may determine in a future period that this decline in fair value is other-than-temporary, requiring an impairment loss be recognized in the period such a determination is made.

        During the first quarter of 2002, the Company sold 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million. During the first quarter of 2002, the Company also sold 250,000 shares of Akamai and 117,000 shares of EarthLink stock for net proceeds of approximately $2 million each and a gain before taxes of $710,000 and $223,000, respectively. No sales of the Company's non-current debt and equity investments were made in either the second or the third quarter of 2002.

        During the first, second, and third quarters of fiscal 2001, the Company recognized gains on sale of shares of its investment in ARM of $35 million, $127 million, and $12 million, respectively. During the first quarter of 2001, the Company recognized a gain of $36 million on sale of shares of its investments in Akamai. As of the end of the second quarter of 2001, the Company determined that the decline in the fair value of its investment in EarthLink was other-than-temporary. As a result, the Company recognized a $114 million charge to earnings to write down the basis of its investment in EarthLink to $86 million. Also during the second quarter of fiscal 2001, the Company determined that the decline in fair value of certain of its strategic investments in privately held companies was other-than-temporary and, accordingly, recognized a charge to earnings of approximately $8 million.

Samsung

        During the fourth quarter of 1999, the Company invested $100 million in Samsung to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment was in the form of three year unsecured bonds, which were convertible into approximately 550,000 shares of Samsung common stock beginning in July 2000. The bonds carried an annual coupon rate of 2% and paid a total yield to maturity of 5% if redeemed at their maturity.

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

Other Strategic Investments

        The Company has additional minority debt and equity investments in privately held technology companies with a book value of approximately $15 million and $18 million as of June 29, 2002, and September 29, 2001, respectively. These investments, which are reflected in the condensed consolidated balance sheets in other assets, are inherently risky because the products and/or markets of these companies are typically not fully developed.

Derivative Financial Instruments

        The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenues and cost of sales. From time to time, the Company enters into interest rate swap agreements to modify the interest rate profile of certain investments and debt. The Company records all derivatives on the balance sheet at fair value. As of the end of the third quarter of 2002, the general nature of the Company's risk management activities and the general nature and mix of the Company's derivative financial instruments have not changed materially from the end of fiscal 2001.

Foreign Exchange Risk Management

        The Company enters into foreign currency forward and option contracts with financial institutions primarily to protect against foreign exchange risk associated with existing assets and liabilities, certain firmly committed transactions and certain probable but not firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange exposure associated with existing assets and liabilities and firmly committed transactions, and to hedge a significant portion of its foreign exchange exposure from probable but not firmly committed transactions associated with expected future cash flows on certain forecasted foreign currency revenues and cost of sales expected to occur over the following three to nine months.

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

Accounting for Derivative Financial Instruments

        On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect-type adjustment to other comprehensive income of approximately $12 million, substantially all of which was reclassified to earnings by the end of the second quarter of fiscal 2001.

        As of June 29, 2002 the Company had a net deferred loss associated with cash flow hedges of approximately $29 million, net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the first quarter of fiscal 2003.

        The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and nine month periods ended June 29, 2002 and June 30, 2001, respectively (in millions):

	Three Months Ended		Nine Months Ended
	6/29/02	6/30/01	6/29/02	6/30/01
Cumulative effect of adopting SFAS No. 133	$—	$—	$—	$12
Changes in fair value of derivatives	(31)	18	(1)	53
Reclassification adjustment for deferred derivative gains and losses included in net income	(15)	(16)	(32)	(34)

Change in unrealized derivative gain (loss)	$(46)	$2	$(33)	$31

Note 5—Shareholders' Equity

Stock Repurchase Plan

        In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares were repurchased during the first nine months of fiscal 2002. Since inception of the repurchase plan, the Company has repurchased or committed to repurchase a total of 6.55 million shares of its common stock at a cost of $217 million.

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

        The following table summarizes components of total comprehensive income (loss), net of taxes, during the three and nine month periods ended June 29, 2002 and June 30, 2001, respectively (in millions):

	For the Three Months Ended		For the Nine Months Ended
	6/29/02	6/30/01	6/29/02	6/30/01
Net income (loss)	$32	$61	$110	$(91)
Other comprehensive income:
Change in unrealized derivative gain (loss)	(46)	2	(33)	31
Change in accumulated translation adjustment	11	(2)	7	(6)
Unrealized gains (losses) on investments	(7)	5	(39)	(183)
Reclassification adjustment for investment gains included in net income	—	(8)	(17)	(83)

Total comprehensive income (loss)	$(10)	$58	$28	$(332)

        The following table summarizes the components of accumulated other comprehensive income, net of taxes (in millions):

	6/29/02	9/29/01
Unrealized gain (loss) on available-for-sale securities	$(26)	$30
Unrealized gain (loss) on derivative investments	(29)	4
Cumulative translation adjustments	(49)	(56)

Accumulated other comprehensive income (loss)	$(104)	$(22)

Note 6—Goodwill and Other Intangible Assets

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit. The Company completed the first step of the transitional goodwill impairment test and has determined that no potential impairment existed. As a result, the Company recognized no transitional impairment loss in the first quarter of 2002 in connection with the adoption of SFAS No. 142. The Company will evaluate goodwill for impairment on an annual basis each September and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flow.

        The following table summarizes the components of gross and net intangible asset balances (in millions):

	June 29, 2002			September 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$121	$(55)	$66	$121	$(55)	$66
Other intangible assets	5	(4)	1	5	(4)	1
Acquired technology	38	(6)	32	12	(3)	9

Total acquired intangible assets	$164	$(65)	$99	$138	$(62)	$76

        Expected annual amortization expense related to acquired technology and other intangible assets is as follows (in millions):

Fiscal Years:
2002	$6
2003	8
2004	6
2005	4
Thereafter	9

Total expected annual amortization expense	$33

        Amortization expense related to intangible assets is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	6/29/02	6/30/01	6/29/02	6/30/01
Goodwill amortization	$—	$3	$—	$12
Other intangible assets amortization	—	1	—	3
Acquired technology amortization	1	1	3	2

Total amortization	$1	$5	$3	$17

        Net income (loss) and net income (loss) per share adjusted to exclude amortization of goodwill in 2001 fiscal periods follows (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	6/29/02	6/30/01	6/29/02	6/30/01
Net income (loss), as reported	$32	$61	$110	$(91)
Add: goodwill amortization	$—	$3	$—	$12

Net income (loss), as adjusted	$32	$64	$110	$(79)
Basic earnings (loss) per share, as reported	$0.09	$0.17	$0.31	$(0.26)
Add: goodwill amortization	$—	$0.01	$—	$0.03

Basic earnings (loss) per share, as adjusted	$0.09	$0.18	$0.31	$(0.23)
Diluted earnings (loss) per share, as reported	$0.09	$0.17	$0.30	$(0.26)
Add: goodwill amortization	$—	$0.01	$—	$0.03

Diluted earnings (loss) per share, as adjusted	$0.09	$0.18	$0.30	$(0.23)

Note 7—Acquisitions

        In February 2002, the Company acquired certain assets of Nothing Real, LLC (Nothing Real), a privately-held company that develops and markets high performance tools designed for the digital image creation market, for $15 million in cash. This acquisition has been accounted for as a purchase. The Company has allocated approximately $7 million of the purchase price to acquired technology, which will be amortized on a straight-line basis over its estimated life of 5 years. The remaining $8 million, which has been identified as contingent consideration rather than recorded as an additional component of the cost of the acquired assets, will be allocated to future compensation expense in the appropriate periods over the next 3 years.

        During the third quarter of 2002, the Company acquired certain assets of Zayante, Inc., Prismo Graphics, and Silicon Grail Corporation for a total of $21 million in cash. These acquisitions have been accounted for as asset acquisitions. The purchase price for these acquisitions, except for $1 million identified as contingent consideration which will be allocated to compensation expense over the next 3 years, has been allocated to acquired technology and will be amortized on a straight-line basis over 3 years, except for certain assets acquired from Zayante associated with patent royalty streams that will be amortized over 10 years.

        On June 30, 2002, the Company acquired Emagic, GmbH, a provider of professional solutions for computer-based music production, for approximately $30 million in cash. This acquisition will be accounted for as a purchase and recorded in the fourth quarter of 2002.

Note 8—Restructuring Action

        During the first quarter of 2002, the Company's management approved and initiated a restructuring plan designed to eliminate certain activities and better align its operating expenses with existing general economic conditions and to partially offset the cost of continuing investments in new product development and investments in the Company's Retail operating segment. Accordingly, the Company recognized a restructuring charge of approximately $24 million during the first quarter of 2002. The restructuring plan includes significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. The restructuring plan will result in the elimination of approximately 425 positions worldwide, 400 of which were eliminated by June 29, 2002. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions.

        Of the original $24 million restructuring charge made during the first quarter of 2002, the Company utilized $9 million during that same quarter. Of the $15 million remaining accrual at the end of the first quarter, the Company spent $12 million during the second quarter and made a downward adjustment of approximately $250,000 to the restructuring accrual due to lower actual costs than originally estimated for certain lease commitments and severance benefits. The Company currently anticipates that substantially all of the remaining $2 million accrual, except amounts accrued for future operating lease payments, will be spent by the end of its fiscal 2002.

        The following table summarizes activity associated with the restructuring plan through June 29, 2002 (in millions):

	Employee severance benefits	Asset impairments	Lease and contract cancellations	Totals
Q1'02 Total Charge	$8	4	12	$24
Q1'02 Spending	$(5)	—	—	$(5)
Q1'02 Non-Cash Charges	$—	(4)	—	$(4)

Accrual at 12/29/01	$3	—	12	$15
Q2'02 Spending	$(1)	—	(11)	$(12)

Accrual at 3/30/02	$2	—	1	$3
Q3'02 Spending	$(1)	—	—	$(1)

Accrual at 6/29/02	$1	—	1	$2

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

        Operating income for all segments except Retail includes cost of sales at standard cost. Manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs, warranty costs, and freight costs, and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses. To assess the operating performance of the Retail segment, cost of sales for this segment includes a mark-up above standard cost to approximate the price normally charged to the Company's major channel partners in the United States. For the nine month period ended June 29, 2002, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $32 million.

        The Retail segment includes in its net sales a commission from the sale of the Company's extended warranty and support contracts. This treatment is consistent with commissions paid to the Company's major channel partners in the United States. Because the revenue from these contracts has yet to be earned by the Company, an offset to this commission is reflected in other segments' net sales. For the nine-month period ended June 29, 2002, this resulted in the recognition of additional net sales by the Retail segment, and an offsetting reduction to other segments' net sales of approximately $1.5 million.

        Summary information by operating segment follows (in millions):

	Three Months Ended		Nine Months Ended
	6/29/02	6/30/01	6/29/02	6/30/01
Americas:
Net sales	$808	$843	$2,225	$2,123
Operating income	$77	$82	$187	$60
Europe:
Net sales	$275	$275	$1,003	$956
Operating income	$23	$23	$114	$46
Japan:
Net sales	$168	$244	$578	$542
Operating income	$35	$53	$120	$62
Retail:
Net sales	$63	$5	$181	$5
Operating loss	$(6)	$(11)	$(18)	$(11)
Other segments:
Net sales	$115	$108	$312	$287
Operating income	$24	$20	$66	$46

        A reconciliation of the Company's segment operating income to the condensed consolidated financial statements follows (in millions):

	Three Months Ended		Nine Months Ended
	6/29/02	6/30/01	6/29/02	6/30/01
Segment operating income	$153	$167	$469	$203
Corporate expenses, net	(140)	(125)	(408)	(589)
Purchased in-process R&D	—	(11)	—	(11)
Restructuring costs	—	—	(24)	—

Total operating income (loss)	$13	$31	$37	$(397)

Note 10—Commitments and Contingencies

Lease Commitments

        The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 12 years and often contain multi-year renewal options. As of September 29, 2001, the Company's total future minimum lease payments under noncancelable operating leases were $431 million, of which $163 million related to leases for retail space. As of June 29, 2002, total future minimum lease payments related to leases for retail space increased to $182 million.

Contingencies

        Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. The lawsuits are essentially identical and purport to bring suit on behalf of those who purchased the Company's publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously.

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

        The parliament of the European Union is working on finalizing the Waste Electrical and Electronic Equipment Directive (the Directive). The Directive makes manufacturers of electrical goods, including personal computers, financially responsible for the collection, recycling, and safe disposal of past and future products. The Directive must now be approved and implemented by individual European Union governments by 2005. The Company's potential liability resulting from the Directive related to past sales of its products and expenses associated with future sales of its product may be substantial. However, because it is likely that specific laws, regulations, and enforcement policies will vary significantly between individual European member states, it is not currently possible to estimate the Company's existing liability or future expenses resulting from the Directive. As the European Union and its individual member states clarify specific requirements and policies with respect to the Directive, the Company will continue to assess its potential financial impact.

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

Note 11—Related Party Transactions

        Mr. Jerome York, a member of the Board of the Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. ("MicroWarehouse") in January 2000. He also serves as its Chairman, President and Chief Executive Officer. MicroWarehouse is a multi-billion dollar specialty catalog and online retailer and direct marketer of computer products, including products made by the Company, through its MacWarehouse catalogue. MicroWarehouse accounted for 2.89% of the Company's net sales in fiscal 2001 and 3.73% for the nine-month period ended June 29, 2002. Trade receivables from MicroWarehouse were $7.6 million and $27.1 million as of September 29, 2001, and June 29, 2002, respectively.

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

Revenue Recognition

        The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

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

Allowance for Doubtful Accounts

        The Company distributes its products through third-party computer resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers. However, when possible, the Company does attempt to limit credit risk on trade receivables through the use of flooring arrangements for selected customers with third-party financing companies and credit insurance for certain customers in Europe, Asia, and Latin America. However, considerable trade receivables that are not covered by collateral, flooring arrangements, or credit insurance are outstanding with the Company's distribution and retail channel partners.

        The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. The Company also records an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of the Company's distribution channels, and the aging of such receivables. If there is a deterioration of a major customer's financial condition, if the Company becomes aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

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

        The Company accrues necessary reserves for cancellation fees related to component orders that have been canceled. Components are normally acquired through purchase orders typically covering the Company's requirements for periods from 30 to 130 days. If there is an abrupt and substantial decline in demand for one or more of the Company's products or an unanticipated change in technological requirements for any of the Company's products, the Company may be required to record additional reserves for cancellation fees, negatively affecting gross margins in the period the cancellations fees are identified.

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

        The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2002. As a result, the Company no longer amortizes goodwill but continues to amortize other acquisition-related intangibles and costs. The Company completed the first step of the transitional goodwill impairment test in the first quarter of fiscal 2002 and determined that no potential impairment existed. Therefore, the Company recognized no transitional impairment loss in connection with the adoption of SFAS 142. The Company will perform a similar review of goodwill valuation annually, or earlier if indicators of potential impairment exist. If for any reason the value of the Company or certain of its business segments declines in the future, the Company may incur charges for impairment of goodwill.

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

Valuation of Non-Current Debt and Equity Investments

        The Company has held significant investments in certain debt and equity securities. These investments, which are reflected in the condensed consolidated balance sheets as non-current debt and equity investments, have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The Company recognizes an impairment charge to earnings when it is judged an investment has experienced a decline in value that is other-than-temporary. Various factors are considered in determining whether a decline in value is other-than-temporary, including the length of time and extent to which the investment's market value has been less than its cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

        The Company's non-current debt and equity investments are in public companies whose security prices are subject to significant volatility. The fair value of two of these investments is less than the Company's cost basis by a combined total of approximately $41 million as of June 29, 2002. The Company currently believes these declines in fair value to be temporary based on the relatively short time these investments' cost bases has exceeded their fair value and the financial condition and near-term prospects of both companies. However, should the fair value of these investments remain below the Company's cost bases and/or the financial condition or prospects of either company deteriorate, the Company may determine in a future period that this decline in fair value is other-than-temporary, requiring an impairment loss be recognized in the period such a determination is made. Additional information regarding these investments and potential charges related to their impairment may be found below under the caption "Valuation of Non-Current Investments."

        The Company has additional minority debt and equity investments in privately held technology companies. These investments, which are reflected in the consolidated balance sheets in other assets and carried at historical cost, are inherently risky because the products and/or markets of these companies are typically not fully developed. Any future declines in the fair value of these investments below the Company's cost basis judged to be other-than-temporary will result in a charge in other income and expense in the period that judgment is made.

Business Update

Hardware Products

        During the third quarter of 2002, the Company introduced and shipped Xserve™, a 1U rack-mount server designed for simple set up and remote management. Xserve was designed for I/O intensive applications such as digital video, high-resolution digital imagery, and large scientific databases. Xserve delivers high-speed networking, 15 gigaflops of computational power, and almost a half terabyte of hot-plug storage. Server Admin, a new services monitoring and remote management tool, allows administrators to easily set up and manage all key Mac OS X Server network services remotely. Server Monitor, a new hardware monitoring tool, allows system administrators to remotely monitor one or many servers. The Company is offering a choice of services and support programs including 4-hour onsite response, 24x7 technical support, AppleCare® Service Parts Kits and AppleCare Professional SupportLine and Tools program.

        In April 2002, the Company introduced the eMac™, a new Macintosh® desktop system designed specifically for the Company's education customers. The eMac was made available to consumers in June 2002. The eMac features a PowerPC™ G4 processor, a high resolution 17-inch flat cathode ray tube (CRT) display, and preserves the all-in-one compact design of the original iMac® favored by many of the Company's education customers.

        In March 2002, the Company introduced the new Apple Cinema HD Display™, an all-digital 23-inch flat panel display with 1920 × 1200 pixel resolution. This display features an active-matrix, liquid crystal display (LCD) that incorporates a pure digital interface to deliver superior image quality. At less than two inches thick, the wide format design allows users to easily view a full 11-inch by 17-inch two-page spread or a complex illustration, making it a powerful tool for the Company's creative or technical professionals.

        In January 2002, the Company introduced a new iMac with an innovative industrial design that incorporates an adjustable 15-inch LCD flat panel display and an ultra-compact base. The new iMac features a PowerPC G4 processor, advanced graphics capabilities, a SuperDrive™ on one model for playing and burning custom CDs and DVDs, and includes Apple's suite of software for digital photography, music, and movies. The new iMac was initially available in three configurations, all of which were shipped during the second quarter of 2002. The Company continues to offer two configurations of its original CRT iMac design at suggested retail prices under $1,000. In July 2002, the Company introduced an updated version of its new iMac that features a 17-inch widescreen LCD flat panel display, a high-end PowerPC G4 processor, and a SuperDrive.

        In April 2002, the Company updated its PowerBook® line of portable computers with enhanced resolution displays, faster PowerPC G4 processors, integrated Gigabit Ethernet, and an integrated Digital Visual Interface (DVI) port for analog and digital output to displays and the new generation DVI-equipped digital projectors. In January 2002, the Company announced a new 14-inch model iBook® in its consumer notebook line. Also, in May 2002, the Company updated its entire iBook line with faster processors, more powerful graphics processors, and larger hard drives.

        The Company updated its Power Macintosh® line of desktop personal computers at the end of January 2002. The new Power Macintosh models feature new system architecture, new graphics processors, and dual 1GHz PowerPC G4 processors in the most advanced model. The SuperDrive remains standard on high-end Power Macintosh systems.

        In March 2002, the Company added a 10GB model to its iPod™ line of portable digital music players. In July 2002, the Company added a 20GB model and announced that all iPod models would be made available in Windows compatible versions. The newer 10GB and 20GB iPod models come with carrying cases and wired remotes and feature a solid-state touch wheel control.

Software Products and Other Services

        In July 2002, the Company announced Mac OS X version 10.2 (code named "Jaguar"), the next release of Mac OS X. Jaguar includes a new Mail application designed to manage junk mail, iChat AIM-compatible instant messenger, a system-wide Address Book, Inkwell™ handwriting recognition, improved Universal Access, an enhanced Finder, and updated versions of QuickTime® and Sherlock®. Jaguar also features accelerated graphics performance, increased compatibility with Windows networks, and a UNIX-based foundation with enhancements including FreeBSD 4.4 and GCC 3.1-based developer tools.

        At the end of January 2002, the Company made Mac OS X the default operating system on all new Macintosh systems shipped. Mac OS X has been included, along with Mac OS 9, on all of the Company's Macintosh systems shipped since May 2001. Mac OS 9 continues to be shipped on all of the Company's systems, enabling users to run Mac OS 9 applications in "Classic" mode from within Mac OS X, or booting into Mac OS 9 if they choose. Through June 2002, software developers had delivered more than 3,000 native Mac OS X software applications.

        The Company introduced iPhoto™ in January 2002. Designed exclusively for Mac OS X, iPhoto makes it easy to import, edit, save, share, and print digital photos, as well as organize and manage an entire digital photo collection containing thousands of photos. Users are able to view their photos in full-screen; cross-dissolve slide shows accompanied by their favorite music; automatically create custom web pages of their photos; email photos to friends and family; order professionally-processed prints and enlargements online; or easily create and order custom-printed, linen-covered hard bound books of their photos online.

        In July 2002, the Company launched .Mac™, a new suite of Internet services that for an annual fee provides Macintosh users with powerful Internet tools. .Mac features email service with IMAP, POP or web-based access, 100MB of Internet storage, and always-on hosting for personalized homepages and digital photo albums that can be shared in the Internet. Also included with .Mac is McAfee's Virex anti-virus software and Backup, a personal back-up solution that allows users to archive data to their Internet storage, CD, or DVD.

Business Outlook

        Net sales are expected to be relatively flat during the fourth quarter of 2002 as compared to the third quarter, and the Company expects to report a slight profit before non-recurring charges for the quarter. Management believes the global personal computer market will remain weak through at least its fourth fiscal quarter, possibly longer. The Company currently anticipates recording a charge to operating expenses during the fourth quarter of between $5 million and $10 million associated with limited restructuring of certain of its operations. Additionally, should the Company determine during the fourth quarter that declines in the market value of certain of its non-current investments are other than temporary, it will be required to recognize an impairment charge to other income and expense to write-down these investments to a new cost basis. Accordingly, it is possible that the Company will report a net loss, including non-recurring charges, for the fourth quarter of fiscal 2002.

        As discussed below, the Company did not experience the seasonal uplift in demand that it typically does in the latter part of its third quarter each year. Although the Company ended its third quarter of 2002 with only a small increase in unit channel inventory as compared to the second quarter, including in-transit and channel demo units, channel inventory at the end of the third quarter was about two weeks higher than the Company's target range of 4 to 5 weeks due to lower than expected sell through in the second half of the third quarter and reduced sell through expectations for the fourth quarter.

The Company believes the global personal computer market will remain weak and plans to reduce channel inventory to its target range by the end of its first quarter of 2003.

        The foregoing statements concerning the Company's anticipated net sales and profit for the fourth quarter of 2002, the cost of potential restructuring actions during the fourth quarter, the potential for recognition of impairment charges related to non-current investments, and expectations for channel inventory levels over the next two quarters are forward-looking. The Company's actual results could differ. The Company's future operating results and financial condition are dependent upon general economic conditions, market conditions within the PC industry, and the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Additionally, the amount and timing of recognition of non-recurring charges related to restructuring actions and investment impairments are subject to some circumstances that are outside of management's control. Some of the potential risks and uncertainties that could affect the Company's future operating results and financial condition are discussed throughout this Item 2, including the discussion under the heading below "Factors That May Affect Future Results and Financial Condition," and in the 2001 Form 10-K.

Results of Operations

        Tabular information (dollars in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	6/29/02	6/30/01	Change	6/29/02	6/30/01	Change
Net sales	$1,429	$1,475	(3)%	$4,299	$3,913	10%
Macintosh CPU unit sales (in thousands)	808	827	(2)%	2,367	2,237	6%
Gross margin	$391	$434	(10)%	$1,222	$798	53%
Gross margin percentage	27.4%	29.4%		28.4%	20.4%
Research and development	$106	$111	(5)%	$330	$314	5%
Percentage of net sales	7.4%	7.5%		7.7%	8.0%
Selling, general and administrative	$272	$281	(3)%	$831	$870	(4)%
Percentage of net sales	19.0%	19.1%		19.3%	22.2%
Special charges
Restructuring costs	$—	$—	NM	$24	$—	NM
Purchased in-process research and development	$—	$11	(100)%	$—	$11	(100)%
Gains on non-current investments, net	$—	$11	(100)%	$23	$74	(69)%
Interest and other income, net	$26	$45	(42)%	$87	$177	(51)%
Provision (benefit) for income taxes	$7	$26	(73)%	$37	$(43)	(186)%
Effective tax rate	17.9%	29.9%		25.2%	29.5%
Net income (loss) before accounting change	$32	$61	(48)%	$110	$(103)	(207)%
Effect of accounting change, net	$—	$—	NM	$—	$12	NM
Net income (loss)	$32	$61	(48)%	$110	$(91)	(221)%
Basic earnings (loss) per share before accounting change	$0.09	$0.17	(47)%	$0.31	$(0.30)	(203)%
Diluted earnings (loss) per share before accounting change	$0.09	$0.17	(47)%	$0.30	$(0.30)	(203)%
Basic earnings (loss) per share after accounting change	$0.09	$0.17	(47)%	$0.31	$(0.26)	(219)%
Diluted earnings (loss) per share after accounting change	$0.09	$0.17	(47)%	$0.30	$(0.26)	(219)%

NM: Not Meaningful

Net Sales

        Net sales for geographic operating segments and Macintosh unit sales by geographic segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

	Three Months Ended			Nine Months Ended
	6/29/02	6/30/01	Change	6/29/02	6/30/01	Change
Americas net sales	$808	$843	(4)%	$2,225	$2,123	5%
Europe net sales	275	275	0%	1,003	956	5%
Japan net sales	168	244	(31)%	578	542	7%
Retail net sales	63	5	NM	181	5	NM
Other segments net sales	115	108	6%	312	287	9%

Total net sales	$1,429	$1,475	(3)%	$4,299	$3,913	10%

Americas Macintosh unit sales	478	500	(4)%	1,261	1,236	2%
Europe Macintosh unit sales	160	152	5%	586	581	1%
Japan Macintosh unit sales	98	128	(23)%	326	296	10%
Retail Macintosh unit sales	20	2	NM	58	2	NM
Other segments Macintosh unit sales	52	45	16%	136	122	11%

Total Macintosh unit sales	808	827	(2)%	2,367	2,237	6%

Power Macintosh net sales	$285	$415	(31)%	$1,034	$1,199	(14)%
PowerBook net sales	234	261	(10)%	689	686	0%
iMac net sales	424	290	46%	1,076	841	28%
iBook net sales	217	259	(16)%	641	475	35%
Peripherals, software and other sales	269	250	8%	859	712	21%

Total net sales	$1,429	$1,475	(3)%	$4,299	$3,913	10%

Power Macintosh unit sales	167	225	(26)%	590	689	(14)%
PowerBook unit sales	94	106	(11)%	299	287	4%
iMac unit sales	378	306	24%	983	915	7%
iBook unit sales	169	190	(11)%	495	346	43%

Total Macintosh unit sales	808	827	(2)%	2,367	2,237	6%

NM: Not Meaningful

        Net sales during the third quarter of 2002 were 3% lower than in the same period last year and 4% lower than in the previous quarter. PC industry data available to the Company indicates weak market conditions during the third quarter across all major regions compared to the second quarter. During the third quarter, the Company experienced particular weakness in Europe and Japan and weakness in the U.S. consumer and education markets. Third quarter net sales were negatively impacted by several factors.

        First, third quarter sales of Power Macintosh and PowerBook Systems were weaker than expected. Unit sales of Power Macintosh systems during the third quarter of 2002 fell 21% from the second quarter and were 26% lower than in the same quarter in 2001. The Company continues to believe that current economic conditions are having a pronounced negative impact on its professional and creative customers and that many of these customers continue to delay upgrades of their Power Macintosh systems due to the Company's ongoing transition to Mac OS X, its new operating system, and in anticipation of certain software vendors transitioning their Macintosh applications to run natively in Mac OS X. Further, the Company did not experience the anticipated increase in Power Macintosh sales it expected following the introduction of Adobe's PhotoShop 7 and did not fully anticipate the number of professional users who may be delaying upgrades of their systems until the Jaguar release of Mac OS X announced for the fourth quarter of 2002 and the availability of QuarkXpress for Mac OS X.

        Second, the Company continues to see weakness in its U.S. education channel. Total net sales in this channel have fallen approximately 18% during the first nine months of 2002 compared to the same period in 2001. The Company believes this weakness has been caused by multiple factors including some educational institutions delaying technology purchases due to concerns about the overall impact of the weaker economy on their available funding. Although the Company has taken steps, and will continue to take steps, to address weakness in the U.S. education channel, it is difficult to anticipate how this trend will affect the remainder of 2002 and to anticipate when and if this trend will reverse.

        Third, although total unit sales of iMac systems were up in the third quarter compared to both the previous quarter and the same quarter in 2001, sales of the Company's new flat panel iMac were significantly less than expected in the second half of the third quarter. This shortfall appears to be primarily the result of general weakness in consumer demand. In July 2002, the Company took several steps related to the flat panel iMac line including introduction of a 17-inch version and a reduction in prices of certain 15-inch models.

        Comparison of total net sales for the first nine months of 2002 to the same period in 2001 is not particularly meaningful. Net sales during the first quarter of 2001 were unusually low. This was attributable to several factors, including continuing deterioration in worldwide demand for personal computers and rebate programs and price cuts instituted by the Company during that quarter that cost the Company approximately $138 million. In addition, the Company implemented a plan during the first quarter of 2001 to reduce substantially by the end of the first quarter of 2001 the level of inventory in its distribution channels from the amounts at the end of fiscal 2000. The Company ended fiscal 2000 with substantially more inventory in its distribution channels than planned due to the lower than expected sell-through of the Company's products during the fourth quarter of that year. The Company reduced channel inventory during the first quarter of 2001 by approximately 300,000 units. These factors contributed to the 52% year-over-year decline during the first quarter of 2001 in total Macintosh unit sales.

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

Americas

        Net sales in the Americas segment during the third quarter of 2002 decreased $35 million or 4% compared to the same quarter in 2001. Some of this decline may be the result of the operation of the Company's Retail segment that was not conducting sales operations in the first half of 2001. Another factor contributing to this decline is the year-over-year decreases of 19% and 17% in net sales and unit sales, respectively, in the U.S. education channel during the third quarter of 2002. These declines are consistent with PC industry forecast data available to the Company that indicates an 18% decline in the quarter for the U.S. education market in total. As discussed above, the Company believes the primary cause for this decline is that U.S. educational institutions appear to have reduced or postponed capital spending due to federal and state funding concerns and tax revenue shortfalls resulting from the weak economy.

        During the first nine months of 2002, the Americas segment net sales increased $102 million or 5% from the same period in 2001, while unit sales increased 2%. The increase in both net sales and unit sales from the prior year is primarily a reflection of the unusually depressed level of net sales experienced by the Company in the first quarter of 2001 discussed above.

Europe

        Net sales in the Europe segment were $275 million in the third quarter of 2002 and 2001, and net sales in Europe for the first nine months of 2002 rose $47 million or 5% compared to the same period in 2001. However, the Europe segment's net sales fell 25% in the third quarter of 2002 from the second quarter as a result of unanticipated economic weakness in the region. Demand was particularly weak in Europe for the Company's professionally oriented products with both Power Macintosh systems and PowerBooks experiencing sequential and year-over-year declines in unit sales. Year-to-date unit sales in Europe for 2002 reflect relatively stronger demand for consumer oriented products, particularly the new iMac and the iBook and, consistent with other geographic operating segments, softer demand for Power Macintosh products.

Japan

        Net sales in the Japan segment during the third quarter of 2002 decreased $76 million or 31% compared to the same quarter in 2001, and decreased $59 million or 26% sequentially from the second quarter of 2002. Japan's net sales during the first nine months of 2002 increased $36 million or 7% from the same period in 2001. However, these year-to-date increases are primarily the result of the unusually depressed level of net sales experienced by the Company in the first quarter of 2001 discussed above. Year-to-date during 2002, Japan has experienced relatively strong demand for consumer oriented systems, both iMacs and iBooks, and overall weaker demand for professionally oriented Power Macintosh products.

Retail

        The Company opened two new retail stores late during the third quarter of 2002, bringing the total number of open stores to 31 as of June 29, 2002. During the third quarter of 2002, the Retail segment had net sales of $63 million, a decline of 10% from the previous quarter that resulted from the overall weak climate in the U.S. consumer PC market. With an average of 30 stores open during the third quarter, the average store generated net sales at a rate of approximately $2.1 million per quarter, as compared to a rate of approximately $2.5 million per quarter during the first half of 2002. The Retail segment incurred an operating loss of $6 million during the third quarter, an increase from the $4 million loss recorded in the second quarter of 2002, reflecting the segment's lower net sales and the operating expense of two additional stores.

        During both the three and nine month periods ended June 29, 2002, approximately 39% of the Retail segment's net sales came from the sale of peripherals and software. This compares to 19% and 20%, respectively, for the Company as a whole.

        The Retail segment is targeting to have approximately 50 retail stores open by the end of the current calendar year. The Company expects its Retail segment to report a loss for all of fiscal 2002 and expects the financial performance of the Retail segment to improve as the remainder of the current calendar year progresses and is targeting the segment to breakeven in the first quarter of 2003. The foregoing statements concerning the expected results of the Retail segment, the targeted number of new retail stores during calendar 2002, and the average store quarterly sales rate are forward-looking. The Retail segment's future results could differ. Results for this segment are dependent upon a number of risks and uncertainties, some of which are discussed below under the heading "Factors That May Affect Future Results and Financial Condition" and in the 2001 Form 10-K.

Gross Margin

        Gross margin for the third quarter of 2002 was 27.4% compared to 29.4% in the same quarter in 2001. This decrease from last year was due to relatively higher component costs, particularly memory and flat panel displays, and a change in total product mix towards lower-margin consumer systems. Gross margin was flat sequentially for the third quarter of 2002 from the second quarter. This reflects the impact of falling component prices from the second quarter to the third quarter and cost reduction efforts on the flat panel iMac offset by a shift in mix towards lower margin products.

        Gross margin for the first nine months of 2002 increased to 28.4% from 20.4% during the same period in 2001. This significant increase is the result of unusually low gross margins of negative 2.1% experienced during the first quarter of 2001. In addition to lower than normal net sales, margins were negatively impacted during the first quarter of 2001 by the rebate programs and price cuts discussed above that decreased revenue by approximately $138 million.

        Additionally, actual and forecasted declines in net sales caused the Company to recognize during the first quarter of 2001 approximately $122 million of charges associated with purchase order cancellations and loss commitments for component purchases. Without these charges, gross margin for the first quarter of 2001 would have been approximately 21%.

        The Company currently anticipates that gross margin will decline sequentially during the fourth quarter of 2002 due to price reductions on certain products, particularly in Europe in response to the strengthening Euro.

        The foregoing statements regarding the Company's anticipated gross margin in the fourth quarter of 2002 are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short term by fluctuations in exchange rates.

        The Company orders components for its products and builds inventory in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products or components. The Company's operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and outstanding purchase commitments and to respond to short-term shifts in customer demand patterns.

Operating Expenses

        Selling, general and administrative expenses decreased $9 million or 3% during the third quarter of 2002 as compared to the same period in 2001 and decreased $39 million or 4% during the first nine months of 2002 as compared to the same period in 2001. The decrease in selling, general and administrative expenses is primarily the result of lower discretionary spending on marketing and advertising and benefits from reductions in infrastructure as a result of the restructuring plan implemented in the first quarter of 2002.

        Expenditures for research and development decreased 5% during the third quarter of 2002 compared to the same period in 2001, but increased 5% during the first nine months of 2002 compared to the same period in 2001. Research and development expenses in the third quarter of 2002 reflect the capitalization of approximately $9 million of spending associated with development of the Company's Mac OS X update version 10.2 and $2 million for its PowerSchool enterprise student information system, both planned for introduction in the fourth quarter of 2002. Total research and development spending has increased in 2002 primarily to support new product development activities and increased research and development headcount.

        During the first quarter of 2002, the Company's management approved and initiated a restructuring plan designed to eliminate certain activities and better align its operating expenses with existing general economic conditions and to partially offset the cost of continuing investments in new product development and investments in the Retail segment. Accordingly, the Company recognized a restructuring charge of approximately $24 million during the first quarter of 2002. The restructuring plan includes significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. The restructuring plan will result in the elimination of approximately 425 positions worldwide, 400 of which were eliminated by June 29, 2002. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions. Once fully implemented, the Company estimates these restructuring actions will result in reduced quarterly operating expenses of approximately $8.5 million.

        Of the original $24 million restructuring charge made during the first quarter of 2002, $9 million was utilized in that same quarter, $12 million was utilized during the second quarter, and $1 million was utilized in the third quarter. The Company currently anticipates that substantially all of the remaining $2 million accrual, except amounts accrued for future operating lease payments, will be spent by the end of its fiscal 2002.

Interest and Other Income (Expense), Net

Interest and Other Income

        Interest and other income, net decreased $19 million or 42% to $26 million during the third quarter of 2002 compared to the same quarter in 2001 and decreased $90 million or 51% for the first nine months of 2002 over the same period in 2001. These decreases are attributable primarily to declining investment yields on the Company's cash and short-term investments resulting from substantially lower market interest rates.

Valuation of Non-Current Investments

        As of June 29, 2002, the fair value of the Company's investment in EarthLink was approximately $43 million or $6.63 per share compared to the Company's cost basis of approximately $79 million or $12.13 per share. As of June 29, 2002, the fair value of the Company's investment in Akamai was approximately $4 million or $1.30 per share compared to the Company's cost basis of approximately $9 million or $3.04 per share. In total, the fair value of these two investments is less than the Company's cost basis by approximately $41 million as of June 29, 2002. The Company currently believes these declines in fair value to be temporary based on the relatively short time these investments' cost bases have exceeded their fair value (approximately six months in the case of EarthLink and approximately three months in the case of Akamai) and the financial condition and near-term prospects of both EarthLink and Akamai. However, should the fair value of these investments remain below the Company's cost bases and/or the financial condition or prospects of EarthLink or Akamai deteriorate, the Company may determine in a future period that this decline in fair value is other-than-temporary, requiring an impairment loss be recognized in the period such a determination is made. Based on the Company's policy for determining whether a decline in fair value of an investment is other-than-temporary, should the fair value of these investments fail to recover it is likely the Company will recognize an impairment charge in either the last quarter of fiscal 2002 or the first quarter of fiscal 2003.

        The Company has additional minority debt and equity investments in privately held technology companies with a book value of approximately $15 million as of June 29, 2002. These investments, which are reflected in the condensed consolidated balance sheets in other assets, are inherently risky because the products and/or markets of these companies are typically not fully developed. Any future declines in the fair value of these investments below the Company's cost basis judged to be other-than-temporary will result in a charge in other income and expense in the period that judgment is made.

Gains and Losses on Non-current Investments

        During the first quarter of 2002, the Company sold 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million. During the first quarter of 2002, the Company also sold 250,000 shares of Akamai and 117,000 shares of EarthLink stock for net proceeds of approximately $2 million each and a gain before taxes of $710,000 and $223,000 respectively. No sales of the Company's non-current debt and equity investments were made during the second or third quarters of 2002.

        During the first, second, and third quarters of fiscal 2001, the Company recognized gains on sale of shares of its investment in ARM of $35 million, $127 million, and $12 million, respectively. During the first quarter of 2001, the Company recognized a gain of $36 million on sale of shares of its investments in Akamai. As of the end of the second quarter of 2001, the Company determined that the decline in the fair value of its investment in EarthLink was other-than-temporary. As a result, the Company recognized a $114 million charge to earnings to write down the cost basis of its investment in EarthLink to $86 million. Also during the second quarter of fiscal 2001, the Company determined that the decline in fair value of certain of its strategic investments in privately held companies was other-than-temporary and, accordingly, recognized a charge to earnings of approximately $8 million.

        Additional information related to the Company's non-current debt and equity investments may be found in this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 4, "Financial Instruments," and in the 2001 Form 10-K.

Accounting for Derivatives and Cumulative Effect of Accounting Change

        On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect-type adjustment to net income of approximately $12 million. The $17 million gross transition adjustment was comprised of a $23 million favorable adjustment for the restatement to fair value of the derivative component of the Company's investment in Samsung, partially offset by the unfavorable adjustments to certain foreign currency and interest rate derivatives. Management does not believe that ongoing application of SFAS No. 133 has or will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income. SFAS No. 133 also required the Company to adjust the carrying value of the derivative component of its investment in Samsung to earnings on a go-forward basis, the before tax effect of which during the first quarter of 2001 was an unrealized loss of approximately $13 million.

Provision for Income Taxes

        The Company's effective tax rate for the first nine months of 2002 was approximately 25% as compared to 30% for the first nine months of 2001. The Company's effective rate for 2002 differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes will be provided because such earnings will be indefinitely reinvested outside the U.S. The lower tax rate in 2002 versus 2001, is due primarily to a relative increase in foreign earnings on which the Company does not provide U.S. tax.

        For the first six months of fiscal 2002, the Company recognized an effective tax rate of 28%. Due to lower than expected earnings in the third quarter of 2002, lowered expectations for earnings in the fourth quarter, and the resulting decline in domestic taxable income, the Company expects its effective tax rate for all of fiscal 2002 to be 25%. Accordingly, an effective tax rate of only 18% was recognized for the third quarter of 2002 to adjust the 2002 year-to-date tax rate to 25%. The foregoing statements regarding the Company's expected effective tax rate for 2002 are forward-looking. The Company's future tax rate could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, the actual future tax rate may be impacted by the amount and jurisdiction of foreign profits.

Liquidity and Capital Resources

        The following table presents selected financial information and statistics for each of the fiscal quarters ending on the dates indicated (dollars in millions):

	6/29/02	3/30/02	12/29/01
Cash, cash equivalents, and short-term investments	$4,306	$4,309	$4,367
Accounts receivable, net	$626	$644	$498
Inventory	$34	$26	$23
Working capital	$3,725	$3,705	$3,693
Non-current debt and equity investments	$48	$79	$101
Long-term debt	$316	$311	$315
Days sales in accounts receivable (a)	40	39	33
Days of supply in inventory (b)	3	2	2
Days payables outstanding (c)	80	82	78
Operating cash flow (quarterly)	$(37)	$2	$42

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

        During the first nine months of 2002, the Company utilized $110 million for the acquisition of property, plant, and equipment and internal-use software and anticipates it will utilize an additional $50 million during the fourth quarter of 2002. These acquisitions by the Company support expansion of its Retail segment, other strategic initiatives, information systems enhancements, and normal replacement of capital assets.

        The Company currently has long-term debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

        In April 2002, the Company made a $100 million prepayment to an Asian supplier for the purchase of components over the following nine months. Approximately $83 million of this deposit remained unused as of June 29, 2002, and is reflected in the condensed consolidated balance sheets in other current assets. The net investment during the third quarter of 2002 of $83 million is reflected in the condensed consolidated statement of cash flow in operating activities. The amount of the prepayment not utilized by the Company on or before December 31, 2002, is refundable to the Company by January 31, 2003. Although the supplier's existing debt is unrated, its public debt pricing is consistent with other BBB rated companies. The deposit is unsecured and has no stated interest component. In light of the supplier's implied debt rating and because the Company's prepayment is unsecured, non-performance by and/or economic deterioration of the supplier could place all or some of the Company's deposit at risk. Additional information regarding this prepayment may be found in this Form 10Q in the Notes to Condensed Consolidated Financial Statements at Note 3, "Consolidated Financial Statement Details.

        In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. No shares were repurchased during the first nine months of 2002. Since inception of the repurchase plan, the Company has repurchased or committed to repurchase a total of 6.55 million shares of its common stock at a cost of $217 million.

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

        The Company's operating performance depends significantly on general economic conditions. For much of the past 2 years, demand for the Company's products has been negatively impacted by worsening global economic conditions. Continued uncertainty about future economic conditions has also made it increasingly difficult to forecast future operating results. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company's products could be adversely affected, as could the financial health of its suppliers, distributors, and resellers.

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

        The Company has recently observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions may result in higher premium costs to the Company and force the Company to retain a greater portion of its insurable risks due to higher policy deductibles and lower available coverage for some types of insurance.

        Risks and uncertainties that could have an adverse impact on the Company's future operating results and financial condition include: the market for personal computers is highly competitive, both in terms of technology and product price/performance characteristics; the Company must successfully manage frequent product introductions and transitions; because orders for components, and in some cases commitments to purchase components, must be placed in advance of customer orders, the Company faces substantial inventory risk; future operating results are dependent upon the Company's ability to obtain a sufficient supply of components, some of which are in short supply or available only from limited sources; the Company is dependent on manufacturing and logistics services provided by third-parties, many of whom are located outside of the United States; the Company's retail initiative requires a substantial investment and commitment of resources and is subject to numerous risks and uncertainties; the Company faces increasing competition in the U.S. education market; the Company's future operating performance is dependent on the performance of distributors and other resellers of the Company's products; the Company's business is subject to the risks of international operations, including the risk of changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased; the Company's future performance is dependent upon support from third-party software developers; the Company's business relies on access to patents and intellectual property obtained from third parties; the Company expects its quarterly revenues and operating results to fluctuate for a variety of reasons; the Company's success depends largely on its ability to attract and retain key personnel; the market value of the Company's non-current debt and equity investments is subject to significant volatility; the Company is subject to risks associated with environmental regulations; business interruptions could adversely affect the Company's future operating results; and the Company's stock price may be volatile.

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

Interest Rate and Foreign Currency Risk Management

        To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the non-hedge portfolios, the Company continually monitors its foreign exchange forward and option positions, and its interest rate swap and option positions both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures intended to hedge, there can be no assurance the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's operating results and financial position. The Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as of October 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Management does not believe that ongoing application of SFAS No. 133 has or will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

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

        All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. Approximately $942 million and $313 million of the Company's investment portfolio classified as short-term investments was in government agency securities and high investment grade corporate debt with underlying maturities ranging from 1 to 5 years as of the end of the third quarter of 2002 and the end of fiscal 2001, respectively. The remainder of the Company's short-term investments had underlying maturities between 3 and 12 months.

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

Foreign Currency Risk

        Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's net sales and gross margins as expressed in U.S. dollars. There is also a risk that the Company will have to adjust local currency product pricing within the time frame of our hedged positions due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is subject to various legal proceedings and claims that are discussed in the 2001 Form 10-K. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. The results of legal proceedings cannot be predicted with certainty; however, in the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would have a material adverse effect on its financial condition or results of operations.

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

Proposal III

        The appointment of KPMG LLP as the Company's independent auditors was ratified for fiscal year 2002.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

(1).    These exhibits are filed as part of this Form 10-Q.

Exhibit Number	Description
10.A.51	1998 Executive Officer Stock Plan, as amended through April 24, 2002.
10.A.52
In March 2002, the Company entered into a Reimbursement Agreement with Mr. Steve Jobs, Chief Executive Officer, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Reimbursement Agreement is effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. A copy of the agreement is attached hereto as an exhibit.
99.1	Certificate of Apple Computer, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(2).    These exhibits are hereby incorporated by reference as part of this Form 10-Q.

Exhibit Number	Notes*	Description
2	97/1Q	Agreement and Plan of Merger Among Apple Computer, Inc., Blackbird Acquisition Corporation and NeXT Software, Inc., dated as of December 20, 1996
3.1	88-S3	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.
3.2	00/3Q	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.
3.3	00/3Q	By-Laws of the Company, as amended through April 20, 2000.
4.2	94/2Q	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York (the Indenture").

4.3		94/2Q	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.
4.4		94/2Q	Officers' Certificate, without exhibits, pursuant to Section 301 of the Indenture, establishing the terms of the Company's 6 1/2% Notes due 2004.
4.5		94/2Q	Form of the Company's 6 1/2% Notes due 2004.
4.8		96-S3/A	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.
4.9		97K	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer Inc.
10.A	.1	93/3Q**	1981 Stock Option Plan, as amended.
10.A	.3	91K**	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.
10.A	.3-1	92K**	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.
10.A	.3-2	97/2Q**	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.
10.A	.5	98/1Q**	1990 Stock Option Plan, as amended through November 5, 1997.
10.A	.6	99K**	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through October 6, 1999.
10.A	.8	97K**	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.
10.A	.43	97/2Q**	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.
10.A	.49	00/3Q**	1997 Employee Stock Option Plan, as amended through June 13, 2001.
10.A	.50	98/2Q**	1997 Director Stock Option Plan
10.B	.8	91-8K-8	Participation in the Customer Design Center by the Registrant dated as of September 30, 1991 between IBM and the Registrant.
10.B	.9	91-8K-9	Agreement for Purchase of IBM Products (Original Equipment Manufacturer) dated as of September 30, 1991 between IBM and the Registrant.
10.B	.12	92K	Microprocessor Requirements Agreement dated January 31, 1992 between the Registrant and Motorola, Inc.
10.B	.16	96/3Q	Fountain Manufacturing Agreement dated May 31, 1996 between Registrant and SCI Systems, Inc.
21			Subsidiaries of the Company.
23.1			Consent of KPMG LLP.

*
Notes appear on pages 39.

**
Represents a management contract or compensatory plan or arrangement

NOTES
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

APPLE COMPUTER, INC. (Registrant)

By:	/s/ FRED D. ANDERSON Fred D. Anderson Executive Vice President and Chief Financial Officer August 8, 2002

QuickLinks

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
  Note 5—Shareholders' Equity
  Note 6—Goodwill and Other Intangible Assets
  Note 7—Acquisitions
  Note 8—Restructuring Action
  Note 9—Segment Information and Geographic Data
  Note 10—Commitments and Contingencies
  Note 11—Related Party Transactions
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES