Form 10-K
period 2002-09-28
APPLE COMPUTER INC
filed 2002-12-19
CIK 320193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, no par value
Common Share Purchase Rights
(Titles of classes)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $4,925,788,282 as of December 6, 2002, based upon the closing price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

359,135,584 shares of Common Stock Issued and Outstanding as of December 6, 2002

PART I

The Business section and other parts of this Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" under Part II, Item 7 of this Form 10-K.

Item 1. Business

Company Background

Apple Computer, Inc. ("Apple" or the "Company") was incorporated under the laws of the State of California on January 3, 1977. The Company designs, manufactures and markets personal computers and related personal computing solutions for sale primarily to education, creative, consumer, and business customers. Substantially all of the Company's net sales over the last five years have been derived from the sale of its Apple® Macintosh® line of personal computers and related software and peripherals. The Company's fiscal year ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company's fiscal calendar.

Business Strategy

Digital Hub

Apple is committed to bringing the best possible personal computing experience to students, educators, creative professionals, businesses and consumers around the world through its innovative hardware, software, and Internet offerings. The Company believes that personal computing has entered a new era in which the personal computer functions for both professionals and consumers as the digital hub for advanced new digital devices such as digital music players, personal digital assistants, cellular phones, digital still and movie cameras, CD and DVD players, and other electronic devices. The attributes of the personal computer, including its ability to run complex applications, possess a high quality user interface, contain large and relatively inexpensive storage, and easily connect to the Internet in multiple ways and at varying speeds, can individually add value to these devices and interconnect them as well. Apple is the only company in the personal computer industry that designs and manufactures the entire personal computer—from the hardware and operating system to sophisticated applications. Apple ties it all together with its innovative industrial design, intuitive ease-of-use, and built-in networking, graphics, and multimedia capabilities. Thus, the Company is uniquely positioned to offer digital hub products and solutions.

Apple develops products and technologies that adhere to many industry standards in order to provide an optimized user experience through interoperability. Apple has played a role in the development, enhancement, promotion, and/or use of numerous of these industry standards, many of which are discussed below.

Retail

Since inception of its retail initiative in 2001, the Company has opened 51 retail stores in the United States. The Company has located its stores at quality high traffic locations in shopping malls and urban shopping districts. Before the end of the first quarter of 2003, the Company estimates that over 30% of the U.S. population will live within 15 miles of one of its stores. In addition to its own hardware and software products, the Company's retail stores carry in inventory a variety of third-party hardware and software products.

One of the main goals of the retail initiative is to bring new customers to the Company and expand its installed base through sales to both first time computer buyers and those switching from other computing platforms. By operating its own stores, the Company is able to better control the customer retail experience. The stores are designed to enhance the presentation and marketing of personal computing products. The stores employ experienced and knowledgeable personnel, provide post sale advice and support, offer a wide selection of third-party products selected to complement the Company's own products, host training and marketing presentations, and provide certain hardware support services. Additionally, the stores provide a forum in which the Company is able to present entire computing solutions to users in areas such as digital photography, digital video, music, children's software, and home computing. Recent survey results available to the Company indicate that approximately 40% of customers buying systems in its stores do not currently own a Macintosh.

Education

For more than 25 years, the Company has focused on educational uses of technology. The Company believes that effective integration of technology into classroom instruction can result in higher levels of student achievement, especially when used to support collaboration, information access, and the expression and representation of student thought and ideas. The Company's commitment to education encompasses a range of products and services designed to help schools maximize their investments in technology. This commitment is manifest in many of the Company's products and services, including hardware that meets the needs of education customers, video editing solutions, wireless networking capabilities, student information systems, and high-quality curriculum and professional development solutions.

Creative Professionals

Creative professionals constitute one of the Company's most important markets for both hardware and software products. This market is also important to many third-party developers who provide Macintosh-compatible hardware and software solutions. Creative customers utilize the Company's products for a variety of creative activities including digital video and film production and editing; digital video and film special effects, compositing, and titling; digital still photography; graphic design, publishing, and print production; music performance and production; audio production and sound design; and web design, development, and administration.

The Company designs its high-end hardware solutions, including servers and desktop and portable Macintosh systems, to incorporate the power, expandability, and features desired by creative professionals. Additionally, the Company's client operating system, Mac OS® X, incorporates powerful graphics and audio technologies and features developer tools to optimize system and application performance when running powerful creative solutions provided by the Company or by third-party developers. The Company also offers various software solutions to meet the needs of its creative customers, many of which are described below.

Business Organization

The Company manages its business primarily on a geographic basis. The Company's geographic operating segments include the Americas, Europe, Japan, and Asia Pacific. The Americas segment includes both North and South America, except for the Company's Retail segment which operates Apple-owned retail stores in the United States. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan, while the Asia Pacific segment includes Australia and Asia except for Japan. Each geographic operating segment provides similar hardware and software products and similar services. Non-geographic operating segments include the Company's subsidiary, FileMaker, Inc. and the Company's Retail segment. Further information regarding the Company's operating segments may be found in Part II, Item 7 of this Form 10-K under the heading "Segment Operating Performance," and in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data."

Hardware Products

The Company offers a range of personal computing products including desktop and notebook personal computers, related devices and peripherals, networking and connectivity products, and various third-party hardware products. All of the Company's Macintosh products utilize PowerPC® RISC-based microprocessors. The Company's entire line of Macintosh systems, excluding servers, features the Company's suite of software for digital photography, music, and movies. Further information regarding the Company's products may be found in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition."

Power Mac®G4

The Power Mac line of desktop personal computers is targeted at business and professional users and is designed to meet the speed, expansion and networking needs of the most demanding Macintosh user. The current Power Mac line features dual PowerPC G4 processors in all models, a new high-performance architecture, and on certain models Apple's SuperDrive™, a combination CD-RW/DVD-R drive that can burn DVDs that can be played in most consumer DVD players.

Xserve™

During the third quarter of 2002, the Company introduced and shipped Xserve™, a 1U rack-mount server designed for simple set up and remote management. Xserve was designed for I/O intensive applications such as digital video, high-resolution digital imagery, and large databases. Xserve delivers high-speed networking, 15 gigaflops of computational power, and almost a half terabyte of hot-plug storage. Server Admin, a new services monitoring and remote management tool, allows administrators to easily set up and manage all key Mac OS X Server network services remotely. Server Monitor, a new hardware monitoring tool, allows system administrators to remotely monitor one or many servers. The Company offers a choice of services and support programs including 4-hour onsite response, 24x7 technical support, AppleCare® Service Parts Kits and AppleCare Professional SupportLine and Tools program.

PowerBook®

The PowerBook family of portable computers is designed to meet the mobile computing needs of professionals and advanced consumer users. The Company's current PowerBook line, the Titanium PowerBook G4, was introduced in January 2001. The Titanium PowerBook is a full-featured notebook computer that incorporates PowerPC G4 processors, thin film transistor ("TFT") wide-screen active-matrix displays, integrated wireless capabilities, advanced networking and graphics capabilities, and on the latest version, a model with a built-in slot-loading SuperDrive. The Titanium PowerBook G4 is 1-inch thick, weighs as little as 5.4 pounds and is encased in a pure-grade titanium body.

iMac®

The iMac line of desktop computers is targeted at education and consumer markets. The original iMac features innovative industrial design with a built-in 15-inch shadow-mask cathode ray tube ("CRT") display, easy Internet access, fan-less operation, and a PowerPC G3 processor, making it suitable for a wide range of education and consumer applications. The Company offers its original CRT iMac design at a suggested retail price under $1,000.

In January 2002, the Company introduced the new iMac featuring an innovative industrial design that incorporates an adjustable 15-inch TFT active-matrix flat panel display and an ultra-compact base. New iMac models with 15-inch displays are available in three base configurations and feature PowerPC G4 processors, advanced graphics capabilities, and a SuperDrive on one model for playing and burning custom CDs and DVDs. In July 2002, the Company introduced an updated version of its new iMac that features a 17-inch TFT active-matrix flat panel display, a high-end PowerPC G4 processor, and a SuperDrive.

eMac™

In April 2002, the Company introduced the eMac™, a new Macintosh desktop system designed for the Company's education customers. The eMac was made available to consumers in June 2002. The eMac features a PowerPC G4 processor, a high resolution 17-inch flat CRT display, a SuperDrive option, and preserves the all-in-one compact design of the original iMac favored by many of the Company's education and consumer customers.

iBook®

Designed for the portable computing needs of education and consumer users, the current iBook design was introduced in May of 2001. Current iBook models feature 12.1-inch or 14.1-inch TFT active-matrix displays, include integrated wireless capabilities, utilize PowerPC G3 processors, offer a choice of optical drive configurations, weigh as little as 4.9 pounds, and have a long battery life. iBooks are currently available in a configuration with a suggested retail price under $1,000.

iPod™

Introduced in October 2001, the original iPod portable digital music player utilized a 5GB hard disk drive allowing it to hold up to 1,000 CD-quality songs in a 6.5 ounce design. The iPod features an intuitive user interface on a 2-inch liquid crystal display, automatic synchronization with a music collection on a Macintosh system via Apple's iTunes® digital music software, a high-speed FireWire® connection for power and data transfer and up to 10 hours of battery life. iPods also provide access to contact and calendar information downloaded from other applications on a Macintosh system. By enhancing the overall functionality and integration of the digital music player and by expanding the usefulness of digital music and other information stored on a computer, the iPod represents an important and natural extension of Apple's digital hub strategy. In March 2002, the Company added a 10GB model to its iPod line, and in July 2002, the Company added a 20GB model and announced that all iPod models would be made available in Windows-compatible versions. The newer 10GB and 20GB iPod models come with carrying cases, wired remotes, and feature a solid-state touch wheel control.

Peripheral Products

The Company sells certain associated Apple-branded computer hardware peripherals, including a range of high quality flat panel TFT active-matrix digital color displays. The Company also sells a variety of third-party Macintosh-compatible hardware products directly to end users through both its retail and online stores, including computer printers and printing supplies, storage devices, computer memory, digital video and still cameras, personal digital assistants, digital music players and related accessories, and various other computing products and supplies.

Software Products and Computer Technologies

Operating System and Server Software

During 2001, the Company introduced the first customer release of its new client operating system, Mac OS® X, and its first significant upgrade, Mac OS X version 10.1. At its introduction, Mac OS X offered advanced functionality built on an open-source UNIX-based foundation and incorporated the most fundamental changes in both core technology and user interface design made by the Company to the Mac OS in a single upgrade since the original introduction of the Macintosh in 1984. Mac OS X features memory protection, pre-emptive multi-tasking, and symmetric multiprocessing. Mac OS X includes Apple's Quartz™ 2D graphics engine (based on the Internet-standard Portable Document Format) for enhanced graphics and broad font support, OpenGL for enhanced 3D graphics and gaming, and Apple's new user interface named "Aqua®," which combines superior ease-of-use with new functionality. In January 2002, the Company made Mac OS X the default operating system on all new Macintosh systems. Mac OS X allows users to run Mac OS 9 applications natively in the Classic compatibility environment in

Mac OS X. The Company also develops and distributes extensions to the Macintosh system software including utilities, languages, and developer tools.

In August 2002, the Company released Mac OS X version 10.2 (code named "Jaguar"), the current release of Mac OS X. Jaguar includes a new Mail application designed to manage junk mail; iChat™, an AIM-compatible instant messenger; a system-wide Address Book; Inkwell™ handwriting recognition; improved Universal Access; an enhanced Finder; an updated version of QuickTime®, the Company's multimedia software for playing, interacting with or viewing video, audio, and graphics files; and an updated version of Sherlock®, the Company's advanced Internet search engine. Jaguar also features accelerated graphics performance, increased compatibility with Windows networks, and a UNIX-based foundation with enhancements including FreeBSD 4.4 and GCC 3.1-based developer tools.

Mac OS X server software was initially introduced in May 2001. The current version of Mac OS X Server, Mac OS X Server version 10.2 (code named "Jaguar Server") was released in August 2002. Jaguar Server is a UNIX-based operating system designed for superior performance and reliability. It delivers high-performance services for Internet and web serving, filing, printing, and networking services needed to manage a network of Mac, UNIX, and Windows clients. Based on the Mach 3.0 microkernel and the BSD 4.4 operating system, Jaguar Server is a modern UNIX-based server built on open standards. It provides performance and stability through full pre-emptive multi-tasking, symmetric multiprocessing, protected memory, advanced virtual memory, software RAID support, and support for networking and security standards. Jaguar Server also includes Apple's Open Directory architecture for centralized management of network resources using LDAPv3 directory services and a suite of built-in, standards-based Internet services like an optimized Apache web server for high-performance hosting of secure dynamic web sites and QuickTime Streaming Server and QuickTime Broadcaster for streaming live events over the Internet. Jaguar Server also comes with a flexible mail server that supports POP and secure IMAP, as well as WebMail for browser-based email access.

Further information regarding the introduction of and updates to Mac OS X and Mac OS X Server may be found in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition."

Professional Application Software

Final Cut Pro® 3 is a video authoring application designed to meet the demanding needs of the professional video editing environment by combining in a single software package professional-quality video editing and compositing, real-time effects, professional color correction tools and an innovative interface that seamlessly integrates editing, compositing and effects tools for an efficient and powerful media creation workflow. Final Cut Pro is especially popular among broadcast professionals because it allows them to increase their programming output at a fraction of the cost of traditional editing systems. Post production facilities use Final Cut Pro for the production of a wide range of projects including feature-length films, primetime television shows, news broadcasts, documentaries, trailers and commercials. Final Cut Pro was honored by the Academy of Television Arts and Sciences with a 2002 Primetime Emmy Engineering Award for its impact on the television industry.

Shake® is the Company's industry-leading compositing and visual effects software designed for large format film and video productions. Shake features a fast rendering engine, an extensive and mature compositing toolset, two industry-standard keyers, a complete suite of color correction tools, tracking/stabilization capabilities, integrated procedural paint, rotoscoping tools, and support for leading plug-in vendors. Shake has been used in the production of over a hundred motion pictures including the past five winners of the Academy Award for Best Visual Effects. Introduced during the fourth quarter of 2002, Shake 2.5 was the first Mac OS X native version of the software and added an improved image input, a disk-based proxy system, and the ability to limit the rendering process to a portion of an image for quicker processing.

Introduced in 2002, Cinema Tools for Final Cut Pro™ is a new software package that enhances Final Cut Pro 3's 24 frames-per-second (fps) editing capabilities with support for film cut lists and 24-frame edit decision lists (EDLs) for high-definition (HD) video. The 24-frame EDL support allows off-line HD projects to be finished using significantly more affordable Final Cut Pro®-based HD finishing systems. Cinema Tools for Final Cut Pro is a robust solution for filmmakers who shoot and finish with 35mm or 16mm film, but want to take advantage of the cost and time benefits of digital editing on a Final Cut Pro system. Cinema Tools converts "telecined" content to its native 24-frame rate for editing, then generates a 24-fps cut list for negative conform. With its support for 24-fps EDL import/export, Cinema Tools for Final Cut Pro provides video professionals with not only an affordable path to online HD finishing, but also the EDL conversion capabilities required to create high-definition 24P universal masters used to efficiently meet the needs of varying international distribution formats.

DVD Studio Pro® 1.5 lets professional users encode video, conduct complex authoring tasks and preview finished product in real-time and allows users to burn DVDs using SuperDrive-equipped Macintosh systems. It handles the MPEG encoding, menu creation, asset organization, linking, and output formatting that are required to produce DVD-Video disks. DVD Studio Pro 1.5 has been optimized for Mac OS X and features enhanced integration with Final Cut Pro.

The Company was honored in 2002 by the National Academy of Recording Arts and Sciences with a Technical GRAMMY Award for its outstanding technical contributions to the music industry and recording field. This was the first Technical GRAMMY ever awarded to a personal computer company. From the original Macintosh, the first personal computer to include built-in audio capabilities, Apple has helped change the way music is written, recorded, mixed and enjoyed. The Company acquired Emagic, a leading provider of professional software and hardware solutions for computer based music production, during the fourth quarter of 2002. Emagic's most popular product, Logic®, is actively used by musicians around the world and by professionals in music production, film scoring, and post production facilities. At the time of the acquisition, Macintosh-based products accounted for over 65% of Emagic's revenues. Emagic's Windows-based product offerings were discontinued by the Company during its first fiscal quarter of 2003.

Consumer, Education and Business Oriented Application Software

iMovie™ 2, the Company's easy-to-use consumer digital video editing software for creation of home and classroom movies, features an enhanced user interface, improved audio editing capabilities, enhanced controls for titling and transitions, and added special effects. iMovie 2 is currently preinstalled on all of the Company's Macintosh systems. iDVD™ 2 is consumer oriented software that makes it easy to turn iMovie files, QuickTime files and digital pictures into DVDs that can be played on most consumer DVD players. iDVD 2 simplifies DVD authoring by including professionally designed themes and drag-and-drop simplicity. iDVD 2 is currently preinstalled on all Macintosh systems equipped with a SuperDrive.

The Company introduced iPhoto™ in January 2002. Designed exclusively for Mac OS X, iPhoto makes it easy to import, edit, save, share, and print digital photos, as well as organize and manage an entire digital photo collection containing thousands of photos. Users are able to view their photos in full-screen; using the slide show feature accompanied by their favorite music; automatically create custom web pages of their photos; email photos to friends and family; order professionally-processed prints and enlargements online; or easily design and order custom-printed, linen-covered hard bound photo books online. Prints, enlargements, and hard bound book production is currently only available to U.S. customers. iPhoto is currently preinstalled on all of the Company's Macintosh systems.

iTunes® is a digital music application for the Macintosh that lets users create and manage their own digital music library. iTunes organizes music using searching, browsing and playlist features. It supports both audio and MP3 CD burning, features a graphic equalizer and cross fading between songs, and supports automatic synchronization with the music stored on an iPod, Apple's portable digital music player. iTunes is currently preinstalled on all Macintosh systems. In July 2002, the Company introduced iTunes 3, featuring Smart Playlists, which automatically and dynamically updates playlists based on simple rules set by the user, and Sound Check for consistent volume playback.

During the fourth quarter of 2002, the Company released two new applications, iCal and iSync Public Beta. iCal is a new calendar program that allows users to manage multiple calendars and share them over the Internet. iCal makes it easy for consumers, students, educators and small business users to create and manage individual or group activities on single or multiple calendars; publish these calendars on the web for viewing by colleagues, friends and family members; subscribe to automatically updated calendars via the Internet to keep up with work schedules, family events and school events; organize and track activities with To Do list management; quickly locate any event via a search tool; and take calendars to go using iSync with Bluetooth-enabled mobile phones, Palm OS devices and iPod. iSync Public Beta is a preview version of Apple's new software application that automatically synchronizes address books and calendars between Macintosh systems and the new generation of Bluetooth-enabled GPRS mobile phones, Apple's iPod and Palm OS-compatible handheld organizers. In addition, users with a .Mac™ account can use iSync to seamlessly synchronize their calendars and address books across multiple Macintosh systems connected to the Internet.

AppleWorks® 6.2 is an integrated productivity application that incorporates word processing, page layout, image manipulation, spreadsheets, databases and presentations in a single application. Intended to be an easy-to-use product for the Company's consumer and education customers, AppleWorks makes it simple to create professional-looking documents in the classroom and at home.

FileMaker Corporation, a wholly owned subsidiary of the Company, develops, publishes, and distributes desktop-based database management application software for Mac OS and Windows-based systems. FileMaker's FileMaker® Pro database software and related products offer strong relational databases and advanced desktop-to-web publishing capabilities.

Internet Software, Integration, and Services

Apple's Internet strategy is focused on delivering seamless integration with and access to the Internet throughout the Company's product lines. The Company's Internet products and technologies adhere to many industry standards in order to provide an optimized user experience through interoperability. An easy Internet Setup Assistant is included with the Mac OS.

QuickTime®, the Company's multimedia software for Macintosh and Windows platforms, features streaming of live and stored video and audio over the Internet and playback of high-quality audio and video on computers. QuickTime Player is an easy-to-use application for playing, interacting with or viewing video, audio, QuickTime VR 3D images, or graphics files. More than 125 million copies of QuickTime Player were downloaded via the Internet during the last year. Tens of thousands of software applications and content CDs feature QuickTime, and more than 150 models of digital cameras from most major brands use QuickTime to capture and display their images.

The current version of QuickTime, QuickTime 6, was released in July of 2002 and features support for the open-standard MPEG 4 format. QuickTime 6 includes the new Instant-On Streaming feature that eliminates buffer delays and provides users with the ability to quickly and easily scrub through streaming media content to locate and instantly view specific sections. In addition, QuickTime 6 running on Mac OS X now supports JPEG 2000, the next generation JPEG standard that allows users to capture still images in a higher quality and smaller file size than ever before. QuickTime 6 also includes Advanced Audio Coding (AAC), the standard MPEG-4 audio format. AAC is the next generation professional-quality audio format that delivers superior sound quality with reduced file sizes.

QuickTime Pro is a suite of software that allows creation and editing of Internet-ready audio and video files and allows a user to add special effects and other features to QuickTime movies.

QuickTime Streaming Server software is the underlying server technology that powers QuickTime's ability to stream live and stored video and audio over the Internet. QuickTime Streaming Server is based on an open sourced, standards-based Real-Time Transport Protocol/Real-Time Streaming Protocol (RTP/RTSP) engine. The current version, QuickTime Streaming Server 4, extends support for standards by adding support for both MPEG 4 and MP3. While QuickTime Streaming Server is designed for Mac OS X Server, it is also available as an open source server. Because QuickTime Streaming Server is an open source technology it can be ported to other platforms, and versions are available for Linux, Solaris and Windows NT/2000.

QuickTime Broadcaster is the Company's live encoding software that allows users to quickly and easily produce professional-quality live events for online delivery. The combination of QuickTime Broadcaster, QuickTime Streaming Server 4 and QuickTime 6 provides the industry's first end-to-end MPEG-4-based Internet broadcasting system, which allows users to reach not only the large and growing base of installed QuickTime Players, but also any ISO-compliant MPEG-4 player.

WebObjects®, the Company's Java-based application server for web publishing and enterprise application development, offers a complete solution for rapid development and deployment of web applications. WebObjects features sophisticated graphical development tools, comprehensive prebuilt and reusable components, integration with numerous data sources, and robust deployment tools.

Introduced with Mac OS X Jaguar, Sherlock® 3 is the Company's advanced Internet search engine. Sherlock 3 functions for users as an Internet service tool that retrieves and displays a personalized view of some of the most practical and useful information available on the Internet, such as stock news, general headlines, movie previews, locations and show times, yellow pages listings, eBay auction activity and more. Sherlock displays each of these 'channels' in its own arrangement of columns and panes. When used for Internet searches, Sherlock utilizes multiple search engines to provide search results ranked by relevance, name, or web site.

In July 2002, the Company launched .Mac™, a new suite of Internet services that for an annual fee provides Macintosh users with powerful Internet tools. .Mac features email service with IMAP, POP or web-based access, 100MB of Internet storage, and hosting for personalized homepages and shared digital photo albums. Also included with .Mac is McAfee's Virex anti-virus software and Backup, a personal back-up solution that allows users to archive data to their Internet storage, CD, or DVD.

Wireless Connectivity and Networking

AirPort® is the Company's wireless networking technology that allows users to create a computer network and connect to the Internet without cables, additional phone lines, or complicated networking hardware. Based on the IEEE 802.11b wireless standard and Wi-Fi certified, AirPort allows high-speed wireless communications within a radius of approximately 150 feet from an AirPort base station. AirPort includes security features like firewall protection and 128-bit encryption to protect user data. With the addition of an AirPort networking card, all of the Company's desktop and portable Macintosh systems have built-in support for AirPort wireless networking, including built-in antennas and an AirPort card slot.

During 2002, the Company released its Bluetooth technology for Mac OS X. Bluetooth is an emerging industry standard for wirelessly connecting computers and peripherals that supports transmission of data at up to 1 Mbps within a range of approximately 30 feet. The Company's Bluetooth technology for Mac OS X lets customers wirelessly share files between Macintosh systems, synchronize and share contact information with Palm-OS based PDAs, and access the Internet through Bluetooth-enabled cell phones. A Bluetooth USB adaptor can Bluetooth-enable any USB-based Macintosh computer running in Mac OS X version 10.1.4 or higher. Bluetooth software is built into Max OS X Jaguar.

Introduced in the fourth quarter of 2002, the Company's new Rendezvous™ networking technology is based on open Internet Engineering Task Force (IETF) Standard Protocols such as IP, ARP and DNS. Rendezvous uses industry standard networking protocols and zero configuration technology to automatically discover and connect devices over any IP network, including Ethernet or 802.11-based wireless networks like the Company's AirPort product. Major developers such as Canon, Epson, Hewlett-Packard, Lexmark, Philips, Sybase, World Book and Xerox have announced support for Rendezvous in a broad range of products including network printers, consumer electronics, enterprise database management and educational applications. In September 2002, the Company announced that it was "open sourcing" the code for Rendezvous. By making the source code freely available, the Company allows developers to use Rendezvous technology in their network-enabled devices or software applications. The Rendezvous source code includes software to support UNIX, Linux, and Windows- based systems and devices. Rendezvous support is built into Mac OS X Jaguar.

Apple Remote Desktop™ for Mac OS X software enables users, teachers and administrators to remotely manage other Macintosh systems anywhere on a local network, AirPort wireless network or across the Internet. With Apple Remote Desktop, teachers can view students' computer screens, perform group demonstrations and help individuals with real-time screen-sharing, text chat and the "request attention" command. System administrators can provide remote assistance, get comprehensive system profiles, reconfigure system settings and quickly and easily distribute software applications across hundreds of computers—all from one central location over both Ethernet and AirPort wireless networks. Apple Remote Desktop supports multiple levels of administrator access, each with its own password, providing a secure way for teachers or department-level administrators to assist users while restricting privileges for deleting items or changing system settings.

The Company invented FireWire® technology, also referred to as IEEE 1394, which is a high-speed serial input/output technology for connecting digital devices such as digital camcorders and cameras to desktop and portable computers. With its high data-transfer speed and "hot plug-and-play" capability, FireWire has become an established cross-platform industry standard for both consumers and professionals and is the data interface of choice for today's digital video and audio devices, as well as external hard drives and other high-speed peripherals. Industry data indicates that FireWire will be included on more than 64 million personal computers and nearly 100 million digital devices by the end of calendar 2002. The Company received a 2001 Primetime Emmy Engineering Award for FireWire's impact on the television industry. FireWire is currently included on all Macintosh systems and is the data transfer technology utilized by iPod.

Third-Party Software Products

Thousands of third-party software titles and solutions are available for the Macintosh platform. The Company sells a variety of these third-party software products directly to end users through both its retail and online stores. Additional information regarding the Company's relationship with and dependence upon third-party software developers, including Microsoft Corporation, may be found in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition."

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

Apple Training offers comprehensive system administration and development training on Apple technologies, together with certification programs that test customers' skills and verify their technical proficiency. Apple Professional Services offers a range of custom, personalized technical services, including Internet consulting and setup, installation and integration services. The Company also offers specialized loan programs including loans for consumers, students, and educators. Apple also provides leasing solutions for its education institution customers and its business and professional customers. The Company uses several third-party lenders to originate and carry these loans and leases.

Specialized Education Products and Services

The Company offers a variety of unique services and products to its education customers, including a separate online store for education customers offering special education price lists and promotions; special financing programs for K-12 and higher education students, faculty, and staff; a special edition of its productivity software suite, AppleWorks, that is cross platform for both Macintosh and Windows computers; the iBook Wireless Mobile Lab that allows teachers and students to share iBook computers, a printer, and a wireless network/Internet connection stored on a cart for mobility between classrooms; and three special Digital Media Studio solutions designed for education, including one that is integrated into a mobile cart. Additionally, Apple Professional Services offers a range of technical services to education customers.

In 2001, Apple acquired PowerSchool Inc., a privately held provider of web-based student information systems for K-12 schools and school districts. PowerSchool® software products give school administrators and teachers the ability to easily and cost-effectively manage student records and give parents real-time access to track their children's performance via the Internet. PowerSchool offers the option of remote hosting with an application service provider model.

Markets and Distribution

The Company's customers are primarily in the education, creative, consumer, and business markets. Certain customers are attracted to Macintosh computers for a variety of reasons, including the reduced amount of training resulting from the Macintosh computer's intuitive ease of use, advanced graphics capabilities, industrial design features of the Company's hardware products, and ability of Macintosh computers to network and communicate with other computer systems and environments. Apple personal computers were first introduced to education customers in the late 1970s. Over 21% of the Company's net sales in 2002 were to education customers in the United States, including sales to elementary and secondary schools and college and university customers. Further information relating to the U.S. education market and the Company's position in that market may be found in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition."

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers. During 2000 a single distributor, Ingram Micro Inc., accounted for approximately 11.5% of net sales. No other customer accounted for more than 10% of net sales during 2000, and no individual customer accounted for more than 10% of net sales in 2002 or 2001. The Company also sells many of its products and resells certain third-party products in most of its major markets directly to consumers, education customers, businesses, and certain resellers through its retail stores in the United States, or through one of its online stores around the world. Net sales attributable to the Company's online stores totaled approximately $2.4 billion and $2.0 billion for fiscal years 2002 and 2001, respectively.

Competition

The Company is confronted by aggressive competition in all areas of its business. The market for the design, manufacture, and sale of personal computers and related software and peripheral products is highly competitive. This market continues to be characterized by rapid technological advances in both hardware and software development, which have substantially increased the capabilities and applications of these products, and have resulted in the frequent introduction of new products and significant price, feature, and performance competition. Over the past several years price competition in the market for personal computers has been particularly intense. The Company's competitors who sell Windows-based personal computers have aggressively cut prices and lowered their product margins to gain or maintain market share in response to weakness in demand for personal computing products. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by these and other industry wide pricing pressures and downward pressures on gross margins.

The principal competitive factors in the market for personal computers include relative price/performance, product quality and reliability, design innovation, availability of software, product features, marketing and distribution capability, service and support, availability of hardware peripherals, and corporate reputation. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller, simpler, and less expensive than traditional personal computers may compete for market share with the Company's existing products.

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

Further information relating to the competitive conditions of the personal computing industry and the Company's competitive position in that market place may be found in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition."

Raw Materials

Although most components essential to the Company's business are generally available from multiple sources, certain key components (including microprocessors and application-specific integrated circuits ("ASICs")) are currently obtained by the Company from single or limited sources. Some other key components, while currently available to the Company from multiple sources, are at times subject to industry wide availability constraints and pricing pressures. In addition, the Company uses some components that are not common to the rest of the personal computer industry, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. If the supply of a key or single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. These formal and informal commitments typically cover the Company's requirements for periods ranging from 30 to 130 days.

The Company believes there are several component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon the Company's business and financial position. At this time, such vendors include Agere Systems, Inc., Ambit Microsystems Corporation, ATI Technologies, Inc., Elite Computer Systems Co., Inc., Hon Hai Precision Industry Co., Ltd., IBM Corporation, Inventec Appliances Corporation, LG. Phillips Co., Ltd., Matsushita, Mitsubishi Electric Corporation, Motorola, Inc., Nvidia Corp., Quanta Computer, Inc., Samsung Electronics, Solectron Corporation, and Toshiba Corporation.

Further discussion relating to availability and supply of components and product may be found in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 10 under the subheading "Concentrations in the Available Sources of Supply of Materials and Product."

Research and Development

Because the personal computer industry is characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, system software, applications software, networking and communications software and solutions, and the Internet. The Company's research and development expenditures, before any charges for purchased in-process research and development, totaled $446 million, $430 million, and $380 million in 2002, 2001, and 2000, respectively.

Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its computer systems, peripheral systems, and software. In addition, the Company has registered, and/or has applied to register, trademarks and service marks in the United States and a number of foreign countries for "Apple," the Apple silhouette logo, the Apple color logo, "Macintosh," and numerous other product trademarks and service marks. In 1986, the Company acquired ownership of the trademark "Macintosh" for use in connection with computer products. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

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

Information regarding claims and litigation involving the Company related to alleged patent infringement and risks related to the Company's reliance on third-party intellectual property is set forth in Part I, Item 3 of this Form 10-K, and in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition."

Foreign and Domestic Operations and Geographic Data

The United States represents the Company's largest geographic marketplace. Approximately 57% of the Company's net sales in fiscal 2002 came from sales to customers inside the United States. Final assembly of products sold by the Company is conducted in the Company's manufacturing facilities in Sacramento, California, and Cork, Ireland, and by external vendors in Fullerton, California, Taiwan, Korea, the People's Republic of China, and the Czech Republic. Margins on sales of Apple products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data." Additional information regarding the risks associated with international operations is set forth in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition."

Seasonal Business

Although the Company does not consider its business to be highly seasonal, it has historically experienced increased net sales in its first and fourth fiscal quarters, compared to other quarters in its fiscal year, due to seasonal demand related to the holiday season and the school year. However, over the past two years the Company has not experienced these seasonal fluctuations in net sales due to the negative impact of current economic conditions on the overall demand for the Company's products. Past performance should not be considered a reliable indicator of the Company's future net sales or financial performance.

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

Environmental Laws

Compliance with federal, state, local, and foreign laws enacted for the protection of the environment has to date had no material effect upon the Company's capital expenditures, earnings, or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the subject of these laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company.

The parliament of the European Union is working to finalize the Waste Electrical and Electronic Equipment Directive (the Directive). The Directive makes manufacturers of electrical goods, including personal computers, financially responsible for the collection, recycling, and safe disposal of past and future products. The Directive must now be approved and implemented by individual European Union governments by 2005. The Company's potential liability resulting from the Directive related to past sales of its products and expenses associated with future sales of its product may be substantial. However, because it is likely that specific laws, regulations, and enforcement policies will vary significantly between individual European member states, it is not currently possible to estimate the Company's existing liability or future expenses resulting from the Directive. As the European Union and its individual member states clarify specific requirements and policies with respect to the Directive, the Company will continue to assess its potential financial impact. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant.

Employees

As of September 28, 2002, Apple and its subsidiaries worldwide had 10,211 employees and an additional 2,030 temporary employees and contractors.

Item 2. Properties

The Company's headquarters are located in Cupertino, California. The Company has manufacturing facilities in Sacramento, California, Cork, Ireland, and Singapore. As of September 28, 2002, the Company leased approximately 2.7 million square feet of space, primarily in the United States, and to a lesser extent, in Europe, Japan, and the Asia Pacific region. Leased space in the United States includes 395,000 square feet of retail space. Leases are generally for terms of 5 to 10 years, and usually provide renewal options for terms of 3 to 5 additional years.

The Company owns its manufacturing facilities in Cork, Ireland, and Singapore, which total approximately 617,000 square feet. The Company also owns a 752,000 square-foot facility in Sacramento, California, which is used as a manufacturing, warehousing and distribution center. The Sacramento and Cork facilities also house customer support call centers. In addition, the Company owns 930,000 square feet of facilities located in Cupertino, California, used for research and development and corporate functions. Outside the United States, the Company owns additional facilities totaling approximately 106,000 square feet.

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

Information regarding critical business operations that are located near major earthquake faults is set forth in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition."

Item 3. Legal Proceedings

The Company is subject to certain legal proceedings and claims, including those described below, which have arisen in the ordinary course of business and have not been fully adjudicated. Information regarding the risks and potential financial impact of these legal matters is set forth in Part II, Item 7 of this Form 10-K under the heading "Factors That May Affect Future Results and Financial Condition," and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 10 under the subheading "Commitments and Contingencies."

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

Bancroft v. Apple Computer, Inc.

Plaintiff Bancroft filed this purported class action on January 30, 2002 in Los Angeles Superior Court on behalf of a potentially nationwide class of purchasers of certain Power Macintosh G3 computers. Plaintiff alleges violation of the Consumer Legal Remedies Act ("CLRA") arising from allegedly poor performance while running the Company's Mac OS X operating system, specifically relating to 2D hardware acceleration, QuickTime movie hardware acceleration, 3D graphics performance and DVD movie playback. Plaintiff seeks actual damages, injunctive relief, restitution, punitive damages, attorneys' fees and other relief. The Company has answered the complaint, denying all allegations and alleging numerous affirmative defenses. The parties participated in mediation in October 2002 without resolution. The parties are in discovery.

BIAX Corporation v. Apple Computer, Inc.

Plaintiff BIAX filed this action on September 5, 2001 in the United States District Court in Delaware claiming patent infringement relating to dual processor technology. IBM and Motorola were added as defendants in an amended complaint. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting a declaratory judgment for non-infringement, unenforceability and invalidity. The parties are in discovery.

Dynacore Holdings Corp. v. Apple Computer, Inc.

Plaintiff Dynacore filed this action on June 6, 2001 in United States District Court for the Southern District of New York against the Company and thirteen other defendants claiming patent infringement relating to IEEE 1394 technology, also known as FireWire. Plaintiff claims that any computer system or other electronic product that uses or complies with the IEEE 1394 standard violates the patent. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. Defendants are seeking to amend the pleading to assert a counterclaim for inequitable conduct against Dynacore. The case was stayed pending the Federal Circuit's decision in Datapoint Corp. v. Standard Microsystems Corp., a related case in which plaintiff claimed that its patent was infringed by products complying with the fast Ethernet standard. In February 2002, the Federal Circuit affirmed the judgment of non-infringement in Datapoint, and the District Court lifted the stay in this action. The defendants filed a joint motion for summary judgment based upon the decision in Datapoint. The Court heard the motion on October 4, 2002 and has not yet issued its ruling.

Elonex IP Holdings Ltd., EIP Licensing, B.V. v. Apple Computer, Inc.

Plaintiffs filed this action on February 12, 2001 in the United States District Court in Delaware claiming patent infringement relating to a low power consumption monitor standby system. Plaintiffs filed numerous identical lawsuits against other computer monitor manufacturers and computer systems manufacturers. Plaintiffs seek unspecified damages and other relief. The Company answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement, unenforceability and invalidity of the patents at issue. The parties reached a settlement in July 2002. Settlement of this matter did not have a material effect on the Company's financial position or results of operations.

FTC Inquiry–Prado v. Apple Computer, Inc. (and related actions)

In October 1997, Apple began charging all U.S. non-education customers for live telephone technical support beyond 90 days after purchase of Apple products. In late 1997, the Federal Trade Commission (FTC) commenced an investigation into customer complaints that Apple's change in technical support practices was either unfair or contrary to earlier representations to certain customers. Four purported class action lawsuits were filed against Apple related to this change. During the fourth quarter of 1999, the regional and national offices of the FTC approved a settlement with the Company, and a settlement was approved by the Court in three of the class action suits. In November 1999, two appeals were filed objecting to the settlement. The California Court of Appeal upheld the settlement, and the California Supreme Court denied review of the Court of Appeal's decision. No further appeals were taken and the Company is administering the settlement. Settlement of this matter did not have a material effect on the Company's financial position or results of operations.

Hawaii Structural Iron Workers and Pension Trust Fund v. Apple Computer, Inc. and Steven P. Jobs; Young v. Apple Computer, Inc. et al; Hsu v. Apple Computer Inc. et al

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company's publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company's motion to dismiss for failure to state a cause of action, with leave to plaintiffs to amend their complaint within thirty days.

Pierce et al. v. Apple Computer, Inc.

Plaintiff Pierce filed this action on June 15, 2000 in Santa Clara County Superior Court. This case was a purported nationwide consumer class action brought on behalf of purchasers of the Company's AirPort Card and AirPort Base Station ("AirPort System"). Plaintiffs alleged that the Company engaged in false advertising and unfair business practices (among other causes of action) by advertising that the AirPort System is Internet-ready and failing to disclose that the AirPort System is incompatible with certain Internet service providers, primarily America Online. The Company answered the complaint, denying all allegations and alleging numerous affirmative defenses. The parties reached a settlement that received final approval by the Court on October 8, 2002. The Company is administering the settlement. Settlement of this matter did not have a material effect on the Company's financial position or results of operations.

Pitney Bowes Inc. v. Apple Computer, Inc.

Plaintiff Pitney Bowes filed this patent infringement action on June 18, 2001 in the United States District Court in Connecticut alleging patent infringement relating to laser printer technology. Plaintiff has filed similar lawsuits against other companies. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting a declaratory judgment for non-infringement, unenforceability and invalidity of the patents at issue. The Connecticut Court transferred this case to the Eastern District of Kentucky on February 1, 2002 and consolidated the case with two other lawsuits, a declaratory judgment action filed by Xerox and Pitney Bowes' patent infringement case against Epson. The case is set for trial on June 8, 2004.

Sternberg v. Apple Computer, Inc. and Gordon et al. v. Apple Computer, Inc.

Plaintiff Sternberg filed this action against the Company on March 17, 2000 in the Santa Clara County Superior Court. The case was a purported nationwide consumer class action brought on behalf of purchasers of iMac DV and iMac DV SE computers. Plaintiff alleged that Apple engaged in false advertising, unfair competition and breach of warranty, among other causes of action, by marketing and selling a DVD player with iMac DV and iMac DV SE computers where the playback was unacceptable. A companion case, Gordon et al. v. Apple Computer, Inc. was filed by largely the same plaintiffs on June 14, 2000. This case was essentially the same as Sternberg but with respect to a different computer model—the Power Macintosh G4. The Company answered both complaints, denying all allegations and alleging numerous affirmative defenses. The parties reached a settlement in August 2001 that received final approval by the Court on February 25, 2002. The Company is administering the settlement. Settlement of this matter did not have a material effect on the Company's financial position or results of operations.

UNOVA, Inc. v. Apple Computer, Inc., et al.

Plaintiff UNOVA filed this patent infringement action against the Company and six other defendants on May 8, 2002 in the Central District of California for infringement of eight UNOVA patents related to "Smart Battery Management". Plaintiff alleges that the Company's portable computers manufactured since 1996 infringe these eight patents. Plaintiff has filed similar lawsuits against other companies in addition to the co-defendants in this case. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting a declaratory judgment for non-infringement, invalidity and unenforceability.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 28, 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol AAPL, on the Tokyo Stock Exchange under the symbol APPLE, and on the Frankfurt Stock Exchange under the symbol APCD. As of December 6, 2002, there were 28,310 shareholders of record.

On June 21, 2000, the Company effected a two-for-one stock split in the form of a Common Stock dividend to shareholders of record as of May 19, 2000. All share price and per share data and numbers of Common shares have been retroactively adjusted to reflect the stock split. The Company did not pay cash dividends in either fiscal 2002 or 2001. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business. The price range per share of common stock presented below represents the highest and lowest closing prices for the Company's common stock on the Nasdaq National Market during each quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2002 price range per common share	$18.74-$13.99	$26.11-$16.55	$25.45-$20.78	$23.76-$14.98
Fiscal 2001 price range per common share	$25.22-$14.68	$27.12-$18.75	$23.75-$14.44	$26.75-$13.63

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

Five fiscal years ended September 28, 2002 (In millions, except share and per share amounts)	2002	2001	2000	1999	1998
Net sales	$5,742	$5,363	$7,983	$6,134	$5,941
Net income (loss)	$65	$(25)	$786	$601	$309
Earnings (loss) per common share:
Basic	$0.18	$(0.07)	$2.42	$2.10	$1.17
Diluted	$0.18	$(0.07)	$2.18	$1.81	$1.05
Cash dividends declared per common share	$—	$—	$—	$—	$—
Shares used in computing earnings (loss) per share (in thousands):
Basic	355,022	345,613	324,568	286,314	263,948
Diluted	361,785	345,613	360,324	348,328	335,834
Cash, cash equivalents, and short-term investments	$4,337	$4,336	$4,027	$3,226	$2,300
Total assets	$6,298	$6,021	$6,803	$5,161	$4,289
Long-term debt	$316	$317	$300	$300	$954
Total liabilities	$2,203	$2,101	$2,696	$2,057	$2,647
Shareholders' equity	$4,095	$3,920	$4,107	$3,104	$1,642

A net loss before taxes related to the Company's non-current debt and equity investments of $42 million was recognized in 2002. Net gains before taxes related to the Company's non-current debt and equity investments of $75 million, $367 million, $230 million, and $40 million were recognized in 2001, 2000, 1999, and 1998, respectively. In 2002, the Company acquired Emagic resulting in a charge of approximately

$1 million for acquired in-process technologies with no alternative future use. The Company recognized a similar charge of $11 million in 2001 related to its acquisition of PowerSchool. Net charges related to Company restructuring actions of $30 million, $8 million, and $27 million were recognized in 2002, 2000, and 1999, respectively. During 2000, the Company recognized the cost of a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the Company of approximately $90 million. In 2002, of the original $90 million accrual, $2 million remained unspent and was reversed.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and the Company's discussion and analysis of its financial condition and results of operations requires the Company's management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K describe the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the following to be critical accounting policies. That is, they are both important to the portrayal of the Company's financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101, as amended, summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and provides guidance on revenue recognition issues in the absence of authoritative literature addressing a specific arrangement or a specific industry.

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

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end user rebates and other sales programs and volume-based incentives. Future market conditions and product transitions may require the Company to increase customer incentive programs and incur incremental price protection obligations that could result in incremental reductions of revenue at the time such programs are offered. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, the Company would be required to record additional reductions to revenue.

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

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, product lifecycle status, product development plans, and component cost trends. The personal computer industry is subject to a rapid and unpredictable pace of product and component obsolescence. If future demand or market conditions for the Company's products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs are made.

The Company accrues necessary reserves for cancellation fees related to component orders that have been canceled. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. These formal and informal commitments typically cover the Company's requirements for periods ranging from 30 to 130 days. If there is an abrupt and substantial decline in demand for one or more of the Company's products or an unanticipated change in technological requirements for any of the Company's products, the Company may be required to record additional reserves for cancellation fees, negatively affecting gross margins in the period when the cancellation fees are identified.

Valuation of Long-Lived Assets Including Acquired Intangibles

The Company reviews property, plant, and equipment and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value. Although the Company has recognized no material impairment adjustments related to its property, plant, and equipment or identifiable intangibles during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in the Company's business in a geographic region or business segment in the future, including deterioration in the performance of individual retail stores, could lead to such impairment adjustments in the future periods in which such business issues are identified.

As of September 28, 2002, the Company had $85 million in goodwill. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2002. As a result, the Company no longer amortizes goodwill but instead performs a review of goodwill for impairment annually, or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill be allocated to various business units of the Company's business to which it relates; (2) the Company estimate the fair value of those business units to which the goodwill relates; and (3) the Company determine the book value of those business units. If the estimated fair value of business units with allocated goodwill is determined to be less than their book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of those business units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain internally developed and unrecognized assets including in-process research and development and developed technology. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

Based on the Company's estimates as of September 28, 2002, there was no impairment of goodwill. However, changes in various circumstances including changes in the Company's market capitalization, changes in the Company's forecasts, and changes in the Company's internal business structure could cause one or more of the Company's business units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in the personal computer industry and changes in global or regional economic conditions, the Company may strategically realign its resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of property, plant, and equipment, identifiable intangibles, or goodwill.

Valuation of Non-Current Debt and Equity Investments

As of September 28, 2002, the Company held investments in certain debt and equity securities with a combined carrying value of $39 million. These investments, which are reflected in the consolidated balance sheets as non-current debt and equity investments, have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The Company recognizes an impairment charge to earnings when it is judged an investment has experienced a decline in value that is other-than-temporary. The Company has recognized material impairment charges related to its non-current debt and equity investments in two quarters during the last two fiscal years. Various factors are considered in determining whether a decline in value is other-than-temporary, including the length of time and extent to which the investment's market value has been less than its cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The Company's non-current debt and equity investments are in public companies whose security prices are subject to significant volatility. The Company recognized a pre-tax impairment loss of $50 million related to two of these investments in the fourth quarter of 2002. As a result, as of September 28, 2002, the Company had no significant unrealized gains or losses recorded against the carrying value of its non-current debt and equity investments. Should the fair value of these investments fall below the Company's current cost bases and/or the financial condition or prospects of either company deteriorate, the Company may determine in a future period that such a decline in fair value is other-than-temporary, requiring an impairment loss be recognized in the period such a determination is made. Additional information regarding these investments and potential charges related to their impairment may be found below under the caption "Factors That May Affect Future Results and Financial Condition."

Net Sales

Net sales and Macintosh unit sales for geographic segments and by product follow (net sales in millions and Macintosh unit sales in thousands):

	2002	Change	2001	Change	2000
Americas net sales	$3,088	3%	$2,996	(30)%	$4,298
Europe net sales	1,251	0%	1,249	(31)%	1,817
Japan net sales	710	0%	713	(47)%	1,345
Retail net sales	283	—	19	—	—
Other segments net sales	410	6%	386	(26)%	523

Total net sales	$5,742	7%	$5,363	(33)%	$7,983

Americas Macintosh unit sales	1,728	(2)%	1,768	(29)%	2,507
Europe Macintosh unit sales	722	(4)%	754	(32)%	1,110
Japan Macintosh unit sales	386	(2)%	394	(46)%	730
Retail Macintosh unit sales	92	—	7	—	—
Other segments Macintosh unit sales	173	5%	164	(22)%	211

Total Macintosh unit sales	3,101	0%	3,087	(32)%	4,558

Power Macintosh net sales (a)	$1,380	(17)%	$1,664	(39)%	$2,747
PowerBook net sales	831	2%	813	(14)%	948
iMac net sales	1,448	30%	1,117	(53)%	2,381
iBook net sales	875	8%	809	0%	809
Software, Service, and Other net sales	1,208	26%	960	(13)%	1,098

Total net sales	$5,742	7%	$5,363	(33)%	$7,983

Power Macintosh unit sales (a)	766	(18)%	937	(35)%	1,436
PowerBook unit sales	357	3%	346	(10)%	383
iMac unit sales	1,301	8%	1,208	(45)%	2,194
iBook unit sales	677	14%	596	9%	545

Total Macintosh unit sales	3,101	0%	3,087	(32)%	4,558

Net sales per Macintosh unit sold (b)	$1,462		$1,426		$1,510

(a)
Includes server sales and amounts previously reported as Power Macintosh G4 Cube.

(b)
Based on net sales associated with Macintosh units and total Macintosh units sold.

Net sales increased $379 million or 7% during 2002 compared to 2001, while Macintosh unit sales were relatively flat year-over-year at approximately 3.1 million units. On a geographic basis, performance in the domestic market was relatively strong, especially when considering the performance of the Company's Retail segment which currently operates exclusively in the United States. However, the European and Japanese markets remained sluggish throughout 2002. The Company's net sales in 2002 were positively influenced by a number of factors.

First, net sales from software, service, and other sources rose $248 million or 26% in 2002 versus 2001. This increase was driven by several factors including a 28% increase in combined third-party and Apple-

branded software sales; $143 million in net sales of iPod, the Company's portable digital music player that was introduced in the first half of 2002; a 9% increase in the sale of computer accessories; and a 14% increase in service revenue caused primarily by increased revenue associated with extended maintenance and support contracts. The growth in software revenue was primarily the result of increased sales of third-party software in the Company's retail and online stores and expansion in recent years in the number of Apple-branded software titles.

Second, overall unit sales of Macintosh portable systems grew by 92,000 units or 10% in 2002 reflecting a general trend in the personal computer market away from desktop systems towards portable systems. During 2002, portable Macintosh systems represented 33% of total systems sales versus 31% in 2001 and 20% in 2000. Growth in this area has been most pronounced for iBook, the Company's education and consumer oriented portable Macintosh system. iBook unit sales increased 14% in 2002 and 9% in 2001.

Third, the Company's Retail segment grew from 8 stores at the end of 2001 to 40 stores at the end of 2002. The Retail segment's net sales grew from $19 million in 2001 to $283 million in 2002. While the Retail segment may cannibalize some net sales from the Company's preexisting sales channels in the U.S., the Company does believe that a substantial portion of the Retail segment's net sales are incremental to the Company's total net sales. See additional comments below related to the Retail segment under the heading "Segment Operating Performance."

Fourth, the Company's average unit pricing remained relatively stable during 2002 as a result of various changes in overall unit mix offset by somewhat lower pricing year-over-year on comparative Macintosh systems. Net sales per Macintosh unit sold during 2002 of $1,462 per unit reflects the shift in mix towards relatively higher-priced portable Macintosh systems and reflects the impact on net sales of the relatively higher-priced new iMac design introduced during 2002. The impact of these changes in mix were offset by the decline in unit sales of relatively higher-priced Power Macintosh systems and by lower pricing on comparative Macintosh systems during 2002 for most of the Company's Macintosh product lines in response to industry pricing pressure.

Fifth, any comparison of net sales in 2002 versus 2001 must consider the effect of unusually low net sales during the first quarter of 2001. As discussed below, this was attributable to several factors at the beginning of 2001, including continuing deterioration in worldwide demand for personal computers, rebate programs and price cuts instituted by the Company during that quarter that cost the Company approximately $138 million, and a plan implemented by the Company during the first quarter of 2001 to reduce substantially the level of inventory in its distribution channels that resulted in a decline in channel inventory of approximately 300,000 units during that quarter. Net sales during the first quarter of 2001 are discussed in more detail below.

Offsetting the favorable factors discussed above, the Company's net sales in 2002 were negatively impacted by several notable factors. First, unit sales of Power Macintosh systems fell 18% during 2002 as compared to 2001. This followed a 35% decline in Power Macintosh unit sales in 2001 from 2000. The Company continues to believe that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers and that many of these customers continue to delay upgrades of their Power Macintosh systems due to the Company's ongoing transition to Mac OS X, its new operating system, and in anticipation of certain software vendors transitioning their Macintosh applications to run natively in Mac OS X. Further, the Company did not experience the anticipated increase in Power Macintosh sales that it expected following the introduction of Adobe's PhotoShop 7 during 2002. Additionally, many professional users may have postponed upgrading their systems until after the introduction of Mac OS X Jaguar released in the fourth quarter of 2002. Others may have delayed upgrading until after the availability of other professionally oriented software applications for Mac OS X such as QuarkXpress.

Second, despite the overall increase in net sales during 2002 in the Americas, the Company continues to see weakness in its U.S. education channel. Total net sales in this channel fell 15% in 2002 and 4% in 2001. These declines are consistent with industry data that shows the Company losing market share in the U.S. education market in each of the last two fiscal years. The Company believes this weakness has been caused by multiple factors, including increased price competition in this price sensitive market from the Company's competitors who sell Windows-based personal computers. Additionally, some of the Company's education customers appear to be delaying technology purchases due to concerns about the overall impact of the weaker economy on their available funding. The Company continues to take steps to address weakness in the U.S. education channel. However, it is difficult to anticipate how this trend will affect fiscal 2003 and to anticipate when and if this trend will reverse.

Third, the personal computer industry in general and the Company specifically continue to see relatively soft demand for its products. Despite an overall increase in unit sales of consumer oriented Macintosh systems during 2002, consumer sales remain far below levels experienced in 2000 and earlier. Worsening global economic conditions over the past three years exacerbated by the economic and political uncertainties caused by terrorist activities and the associated international responses have clearly had a pronounced negative effect on the overall demand for the Company's products in virtually all of its markets. Further, growth in the overall personal computer industry has been slowed due to the high market penetration of personal computers and a lengthening of consumer, creative, and business personal computer upgrade cycles. In short, the Company believes that expansion in the overall market for personal computers has for the most part stalled and that growth awaits a combination of economic recovery and technological advancements.

Net sales decreased $2.6 billion or 33% during 2001 compared to 2000, while Macintosh unit sales fell 32% from 2000. Demand for all of the Company's products in all of the Company's geographic operating segments was negatively impacted throughout 2001 by unfavorable global economic conditions. On a year-over-year basis, net sales and Macintosh unit sales were down in all of the Company's geographic operating segments, and net sales and unit sales by product were down for each Macintosh product category except iBook. In addition to general economic conditions, two other primary factors contributed to the decline in net sales during 2001. First, as discussed below, the Company executed a plan during the first three quarters of 2001 to reduce substantially the level of inventory in its distribution channels. As a result of these efforts, the Company's Macintosh channel inventory fell by approximately 450,000 units during the first nine months of 2001. Second, the Company believes that many of its professional users were delaying upgrades of their Power Macintosh systems due to the Company's ongoing transition to Mac OS X, its new operating system, and in anticipation of software vendors transitioning their Mac applications to run natively in Mac OS X.

Several positive factors combined to partially mitigate the overall decline in net sales during 2001. The net sales per Macintosh unit sold remained relatively strong during 2001 after adjusting for the $138 million impact to net sales of the rebate programs and price cuts instituted by the Company during the first quarter of 2001, falling only about 2.5% from 2000. The relatively strong per unit sales in 2001 reflects somewhat lower year-over-year pricing on comparative systems, offset by a shift in overall sales mix toward higher-priced portable systems. Also, the Company experienced very little shift in the mix of overall combined unit sales of relatively lower-priced consumer and education Macintosh systems, iMac and iBook, and their higher-priced professionally oriented equivalents. Combined unit sales of iMac and iBook systems accounted for 58% of total Macintosh unit sales in 2001 and 60% in 2000. Second, combined unit sales of portable systems, iBook and PowerBook, actually rose 2% during 2001 despite the negative economic climate and the overall decline in unit sales. Not only does this increase in portable system sales reflect a general industry shift toward portable systems, it is also specifically attributable to the strong demand for redesigned iBooks introduced during the third quarter of 2001 and for the Titanium PowerBook G4 which was introduced during the second quarter of 2001. Third, a small decline in net sales in the U.S. education market during 2001 compared to 2000 was partially mitigated by a 7% increase in U.S. education unit sales during 2001.

First quarter 2001 net sales decreased 57% to $1.007 billion compared to the same quarter in 2000 and decreased 46% from the fourth quarter of 2000. Both the year-over-year and sequential declines in net sales during the first quarter of 2001 were attributable to several factors, including continued deterioration in worldwide demand for personal computers and rebate programs and price cuts instituted by the Company during the quarter that cost the Company approximately $138 million. In addition, the Company implemented a plan during the first quarter to reduce substantially the level of inventory in its distribution channels from the amounts at the end of fiscal 2000 to lower levels by the end of the first quarter of 2001. The Company ended fiscal 2000 with substantially more inventory in its distribution channels than planned due to the lower than expected sell-through of the Company's products during the fourth quarter of that year. The Company reduced Macintosh channel inventory during the first quarter by approximately 300,000 units. These factors contributed to the 52% year-over-year decline during the first quarter in total Macintosh unit sales that were experienced across the Company's entire product line. These factors also reduced the net sales per Macintosh unit sold (a function of total net sales associated with Macintosh units and total Macintosh CPU unit sales) during the first quarter of 2001 to $1,476, a decline of approximately 12% from the same period in 2000.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company's reportable operating segments include the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the Company's Retail segment. The European segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. The Retail segment operates Apple-owned retail stores in the United States. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data."

Americas

Net sales for the Americas segment increased 3% or $92 million in 2002. As discussed above, the Americas segment was negatively affected by a decline in U.S. education sales in 2002 of $215 million. The Americas segment also experienced a 17% decline in Power Macintosh unit sales. However, outside of the U.S. education channel, unit sales of consumer desktop and portable systems rebounded from the substantial declines experienced in 2001, rising a combined 31% in 2002. Sales of software, peripherals, and accessories were also up in the Americas during 2002. Growth in unit sales of consumer oriented systems during 2002 in the Americas is somewhat attributable to the significantly depressed level of net sales experienced in the first quarter of 2001 discussed above. However, growth in the Americas was somewhat negatively affected, particularly with respect to consumer-oriented systems, by the significant growth of the Company's Retail segment in the U.S. More than 70% of the Retail segment's Macintosh unit sales during 2002 were for iMacs and iBooks.

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

During 2002 and 2001, the Americas segment represented approximately 54% and 56%, respectively, of the Company's total net sales and represented approximately 56% and 57%, respectively, of total Macintosh unit sales.

Europe

Economic conditions in Europe remained weak throughout 2002, and the overall demand for the Company's products in that region remained flat during 2002 versus 2001. Unit sales in Europe for 2002 reflect relatively stronger demand for consumer-oriented products, particularly iBook whose unit sales increased 27% in 2002, offset by declines in Power Macintosh unit sales.

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

Japan

Net sales in Japan remained flat during 2002 versus 2001, with a slight decline in unit sales of 2%. Consistent with the Company's other geographic operating segments, during 2002 Japan showed growth in unit sales of consumer systems and a decline in unit sales of Power Macintosh systems. Japan's iMac unit sales increased 85% in 2002. However, in the case of Japan the increase in iMac unit shipments in 2002 versus 2001 was primarily the result of the unusually depressed level of net sales experienced by the Company in the first quarter of 2001 discussed above. Additionally, net sales in Japan on a sequential and year-over-year comparative basis generally worsened as 2002 progressed reflecting particularly poor economic conditions that currently exist in Japan.

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

Retail

By the end of September 2002, the Company had 40 retail stores operating in the United States, 32 of which were opened during fiscal 2002. The Company has opened 11 additional stores during the first quarter of 2003. During 2002, approximately 39% of the Retail segment's net sales came from the sale of Apple-branded and third-party peripherals and software. This compares to 21% for the Company as a whole. With an average of 35 stores open, the Retail segment achieved average annualized revenue per store during the fourth quarter of approximately $12 million and had approximately 2.25 million visitors. The Retail segment reported a loss for all of 2002 of $22 million, and a loss for the fourth quarter of 2002 of $3 million.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment totaled $106 million in 2002 and $92 million in 2001. As of September 28, 2002, the Retail segment had 807 employees and had outstanding operating lease commitments associated with retail store space and related facilities of $209 million. The Company would incur substantial costs should it choose to terminate its Retail segment or close individual stores. Such costs could adversely affect the Company's results of operations and financial condition. Investment in a new business model such as the Retail segment is inherently risky, particularly in light of the significant investment involved, the current economic climate, and the fixed nature of a substantial portion of the Retail segment's operating expenses. Results for this segment are dependent upon a number of risks and uncertainties, some of which are discussed below under the heading "Factors That May Affect Future Results and Financial Condition."

Backlog

In the Company's experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following new product introductions because of over-ordering by dealers anticipating shortages. Backlog often is reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, backlog cannot be considered a reliable indicator of the Company's ability to achieve any particular level of revenue or financial performance. Further information regarding the Company's backlog may be found below under the heading "Factors That May Affect Future Results and Financial Condition."

Gross Margin

Gross margin for the three fiscal years ended September 28, 2002 are as follows (in millions, except gross margin percentages):

	2002	2001	2000
Net sales	$5,742	$5,363	$7,983
Cost of sales	4,139	4,128	5,817

Gross margin	$1,603	$1,235	$2,166

Gross margin percentage	28%	23%	27%

Gross margin increased to 28% of net sales in 2002 from 23% in 2001. As discussed below, gross margin in 2001 was unusually low resulting from negative gross margin of 2% experienced in the first quarter of 2001. As a percentage of net sales, the Company's quarterly gross margins declined during fiscal 2002 from 31% in the first quarter down to 26% in the fourth quarter. This decline resulted from several factors including a rise in component costs as the year progressed and aggressive pricing by the Company across its products lines instituted as a result of continued pricing pressures in the personal computer industry. The Company anticipates that its gross margin and the gross margin of the overall personal computer industry will remain under pressure throughout fiscal 2003 in light of weak economic conditions, flat demand for personal computers in general, and the resulting pressure on prices.

The foregoing statements regarding anticipated gross margin in 2003 and the general demand for personal computers during 2003 are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short-term by fluctuations in exchange rates.

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

Gross margin declined to 23% of net sales in 2001 from 27% in 2000. This decline resulted primarily from gross margin of negative 2% experienced during the first quarter of 2001 compared to 26% gross margin for the same quarter in 2000. In addition to lower than normal net sales, first quarter 2001 margins were negatively impacted by the rebate programs and price cuts discussed above that decreased revenue by approximately $138 million. Additionally, actual and forecasted declines in net sales caused the Company to recognize during the first quarter of 2001 approximately $122 million of charges associated with purchase order cancellations and loss commitments for component purchases. Without these charges, gross margin for the first quarter of 2001 would have been approximately 21%, and gross margin for all of 2001 would have been approximately 27%. As a percentage of net sales, the Company's gross margin increased each quarter as 2001 progressed reaching 30% during the fourth quarter. This pattern reflects the favorable impact during 2001 of declining component costs, especially for DRAM, hard drives, and flat panel screens.

Operating Expenses

Operating expenses for the three fiscal years ended September 28, 2002 are as follows (in millions, except for percentages):

	2002	2001	2000
Research and development	$446	$430	$380
Percentage of net sales	8%	8%	5%
Selling, general, and administrative expenses	$1,111	$1,138	$1,166
Percentage of net sales	19%	21%	15%

Research and Development (R&D)

The Company recognizes that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company's core business strategy. R&D expense increased 4% or $16 million to $446 million in 2002 as compared to 2001. This followed a $50 million or 13% increase in 2001 as compared to 2000. The overall increase in R&D expense over the last two years relates primarily to increased R&D headcount and support for new product development activities. R&D spending in 2002 also included capitalized software development costs of approximately $13.3 million associated with the development of Mac OS X Jaguar and approximately $6 million associated with the new PowerSchool enterprise student information system. R&D spending in 2001 also included capitalized software development costs of approximately $5.4 million associated with the development of the original version of Mac OS X. Further information related to the Company's capitalization of software development costs may be found in Part II, Item 8 of this Form 10-K at Note 1 of Notes to Consolidated Financial Statements.

Selling, General, and Administrative Expense (SG&A)

SG&A decreased $27 million or 2% during 2002 as compared to 2001. The decrease in SG&A in 2002 is primarily the result of lower discretionary spending on marketing and advertising expenses, decreased spending related to information systems, and benefits directly related to the Company's restructuring actions in 2002 and 2001. These decreases were partially offset by higher sales expense in 2002 resulting from increased operating expenses associated with expansion of the Company's Retail segment. SG&A expenditures decreased $28 million or 2% during 2001 as compared to 2000. Declines in SG&A spending in both 2002 and 2001 reflect the Company's overall efforts to stabilize and selectively reduce recurring SG&A costs in light of lower net sales and to reduce discretionary marketing and advertising expenses. Given current economic conditions and the Company's continued strategic investments in new product development and its Retail segment, the Company is currently identifying additional opportunities to make appropriate reductions in SG&A costs.

Special Charges Included in Operating Expenses

Special charges included in operating expense for the three fiscal years ended September 28, 2002 are as follows (in millions):

	2002	2001	2000
Restructuring costs	$30	—	$8
Purchased in-process research and development	$1	$11	—
Executive bonus	$(2)	—	$90

2002 Restructuring Actions

During fiscal 2002, the Company recorded total restructuring charges of $30 million related to actions intended to eliminate certain activities and better align the Company's operating expenses with existing general economic conditions and to partially offset the cost of continuing investments in new product development and investments in the Company's Retail operating segment. Once fully implemented, the Company estimates these restructuring actions will result in reduced quarterly operating expenses of approximately $10 million.

Of the $30 million restructuring charge for fiscal 2002, $6 million was incurred in the fourth quarter of 2002 related to actions designed to reduce headcount costs in Corporate operations and sales and to adjust its PowerSchool product strategy. Headcount actions, primarily in Corporate operations, sales, and PowerSchool related research and development, resulted in the elimination of approximately 180 positions worldwide at a cost of $1.8 million. The shift in product strategy at PowerSchool included discontinuing development and marketing of a PowerSchool product that resulted in the impairment of previously capitalized development costs associated with the product in the amount of $4.5 million. The remaining charge in 2002 of $24 million was incurred in the first quarter of 2002 and will ultimately result in the elimination of approximately 425 positions worldwide, 415 of which were eliminated by September 28, 2002, at a cost of $8 million. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions. In addition, these restructuring actions also included significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. Related lease and contract cancellation charges totaled $12 million, and charges for asset impairments totaled $4 million. Of the total charge in 2002 of $30 million, substantially all had been spent by September 28, 2002, except for approximately $1 million related primarily to future payments on abandoned operating leases.

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

Purchased In-Process Research and Development (IPR&D)

During the fourth quarter of 2002, the Company acquired Emagic GmbH, a provider of professional software solutions for computer based music production, for approximately $30 million in cash; $551,000 of which was allocated to IPR&D. The amount of the purchase price allocated to IPR&D was expensed upon acquisition, because the technological feasibility of products under development had not been established and no alternative future uses existed. The IPR&D relates primarily to Emagic's Logic series technology and extensions. At the date of the acquisition, the products under development were between 43%-83% complete, and it was expected that the remaining work would be completed during the Company's fiscal 2003 at a cost of approximately $415,000. The remaining efforts include finalizing user interface design and development, and testing. The fair value of the IPR&D was determined by an independent third-party valuation using the income approach, which reflects the projected free cash flows that will be generated by the IPR&D projects and that are attributable to the acquired technology, and discounting the projected net cash flows back to their present value using a discount rate of 25%.

In May 2001, the Company acquired PowerSchool, Inc. (PowerSchool), a provider of web-based student information systems for K-12 schools and districts that enables schools to record, access, report, and manage their student data and performance in real-time, and gives parents real-time web access to track their children's progress. Of total purchase consideration of $66.1 million, $10.8 million was allocated to IPR&D and was expensed upon acquisition because the technological feasibility of products under development had not been established and no alternative future uses existed. The IPR&D relates to technologies representing processes and expertise employed to design, develop, and deploy a functioning, scalable web-based student information system for use by K-12 schools. At the date of the acquisition, the PowerSchool product under development was approximately 50% complete, and it was expected that the remaining 50% would be completed during the Company's fiscal 2002 at a cost of approximately $9.25 million. The remaining efforts, which were completed during 2002, included completion of coding, finalizing user interface design and development, and testing. The fair value of the IPR&D was determined by an independent third-party valuation using the income approach, which reflects the projected free cash flows that will be generated by the IPR&D projects and that are attributable to the acquired technology, and discounting the projected net cash flows back to their present value using a discount rate of 25%.

Executive Bonus

During the first quarter of 2000, the Company's Board of Directors approved a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the Company of approximately $90 million, the majority of which was not tax deductible. Approximately half of the total charge was for the cost of the aircraft. The other half represents all other costs and taxes associated with the bonus. In the fourth quarter of 2002, all significant work and payments associated with the aircraft were complete. Of the original $90 million accrual, $2.4 million remained unspent at the end of fiscal 2002 and was reversed.

Other Income and Expense

Other income and expense for the three fiscal years ended September 28, 2002 are as follows (in millions):

	2002	2001	2000
Gains (losses) on non-current investments, net	$(42)	$88	$367
Unrealized loss on convertible securities	$—	(13)	$—
Interest income	$118	$218	$210
Interest expense	(11)	(16)	(21)
Miscellaneous other income and expense	5	15	14

Interest and other income, net	$112	$217	$203
Total other income and expense	$70	$292	$570

Gains and Losses on Non-current Investments

Investments categorized as non-current debt and equity investments on the consolidated balance sheet are in equity and debt instruments of public companies. The Company's non-current debt and equity investments, and certain investments in private companies carried in other assets, have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. However, the Company recognizes an impairment charge to earnings in the event a decline in fair value below the cost basis of one of these investments is determined to be other-than-temporary. The Company includes recognized gains and losses resulting from the sale or from other-than-temporary declines in fair value associated with these investments in other income and expense. Further information related to the Company's non-current debt and equity investments may be found in Part II, Item 8 of this Form 10-K at Note 2 of Notes to Consolidated Financial Statements.

During 2002, the Company determined that declines in the fair value of certain of these investments were other-than-temporary. As a result, the Company recognized a $44 million charge to earnings to write-down the basis of its investment in EarthLink, Inc. (EarthLink), a $6 million charge to earnings to write-down the basis of its investment in Akamai Technologies, Inc. (Akamai), and a $15 million charge to earnings to write-down the basis of its investment in a private company investment. These losses in 2002 were partially offset by the sale of 117,000 shares of EarthLink stock for net proceeds of $2 million and a gain before taxes of $223,000, the sale of 250,000 shares of Akamai stock for net proceeds of $2 million and a gain before taxes of $710,000, and the sale of approximately 4.7 million shares of ARM Holdings plc (ARM) stock for both net proceeds and a gain before taxes of $21 million.

During 2001, the Company sold a total of approximately 1 million shares of Akamai stock for net proceeds of $39 million and recorded a gain before taxes of $36 million, and sold a total of approximately 29.8 million shares of ARM stock for net proceeds of $176 million and recorded a gain before taxes of $174 million. These gains during 2001 were partially offset by a $114 million charge to earnings that reflected an other-than-temporary decline in the fair value of the Company's investment in EarthLink and an $8 million charge that reflected an other-than-temporary decline in the fair value of certain private company investments. During 2000, the Company sold a total of approximately 45.2 million shares of ARM stock for net proceeds of $372 million and a gain before taxes of $367 million.

The combined carrying value of the Company's investments in EarthLink, Akamai, and ARM as of September 28, 2002, was $39 million. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

Accounting for Derivatives and Cumulative Effect of Accounting Change

On October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect-type adjustment to net income of approximately $12 million for the first quarter of 2001. The $17 million gross transition adjustment was comprised of a $23 million favorable adjustment for the restatement to fair value of the derivative component of the Company's investment in Samsung Electronics Co., Ltd. (Samsung), partially offset by the unfavorable adjustments to certain foreign currency and interest rate derivatives. SFAS No. 133 also required the Company to adjust the carrying value of the derivative component of its investment in Samsung to earnings during the first quarter of 2001, the before tax effect of which was an unrealized loss of approximately $13 million.

Interest and Other Income, Net

Net interest and other income was $112 million in fiscal 2002, compared to $217 million in fiscal 2001. This $105 million or 48% decrease is primarily the result of declining investment yields on the Company's cash and short-term investments resulting from substantially lower market interest rates. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments fell to 2.85% in 2002 compared to 5.38% in 2001.

Net interest and other income increased $14 million or 7% to $217 million during 2001. The increase was due in part to interest income from higher cash and invested balances in 2001, partially offset by declining interest rates and investment yields, and a rebalancing of the aggregate investment portfolio to a higher proportion of lower risk and better credit investments. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments fell to 5.38% in 2001 compared to 6.12% in 2000.

The Company expects interest and other income, net to decline substantially in 2003 as declines in interest rates continue to impact earnings on the Company's investment portfolio. The Company's expects this decline to be most pronounced in the second half of the fiscal year. The foregoing statements are forward-looking. Interest and other income, net could differ from expected levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, actual future interest and other income, net may be significantly impacted by unforeseen changes in market interest rates, foreign currency exchange rates, and the fair value of the Company's short-term and long-term investments.

Provision for Income Taxes

The Company's effective tax rate for 2002 was 25% compared to the higher statutory rate due primarily to the research and development credit and the reversal of valuation allowances. As of September 28, 2002, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $369 million before being offset against certain deferred tax liabilities for presentation on the Company's balance sheet. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover the remaining net deferred tax assets. As of September 28, 2002, a valuation allowance of $30 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates principally to the operating loss carryforwards acquired from NeXT and other acquisitions, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Internal Revenue Service (IRS) has completed audits of the Company's federal income tax returns through 1997. Substantially all IRS audit issues for years through 1997 have been resolved. Management believes that adequate provision has been made for any adjustments that may result from tax examinations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The Company is required to adopt the provisions of SFAS No. 143 for the first quarter of its fiscal 2003. Management does not expect the adoption of SFAS No. 143 to have a material impact on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30 (Opinion 30), Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt the provisions of SFAS No. 144 for the first quarter of its fiscal 2003. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of SFAS No. 144 for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring) and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the last three fiscal years (dollars in millions):

	2002	2001	2000
Cash, cash equivalents, and short-term investments	$4,337	$4,336	$4,027
Accounts receivable, net	$565	$466	$953
Inventory	$45	$11	$33
Working capital	$3,730	$3,625	$3,494
Days sales in accounts receivable (a)	36	29	46
Days of supply in inventory (b)	4	1	2
Annual operating cash flow	$89	$185	$868

  (a)
  Based on ending net trade receivables and most recent quarterly net sales for each period.

  (b)
  Based on ending inventory and most recent quarterly cost of sales for each period.

As of September 28, 2002, the Company had $4.337 billion in cash, cash equivalents, and short-term investments, virtually unchanged from the end of fiscal 2001. The primary sources of total cash, cash equivalents, and short-term investments in fiscal 2002 were $89 million in cash generated by operating activities and $105 million in proceeds from the exercise of employee stock options, offset by cash utilized for business and asset acquisitions of $52 million and capital expenditures of $174 million.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Lease Commitments

As of September 28, 2002, the Company had total outstanding commitments on noncancelable operating leases of $464 million, $209 million of which related to the lease of retail space and related facilities. Remaining terms on the Company's existing operating leases range from 1 to 12 years. Subsequent to September 28, 2002, the Company entered into additional operating lease commitments for retail space with future lease commitments totaling $65 million for periods ranging from 5 to 10 years.

Long-Term Debt

The Company currently has long-term debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company's products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 1 to 3 months. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. Such formal and informal purchase commitments typically cover the Company's forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. As of September 28, 2002, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $525 million.

Capital Expenditures

Of total capital expenditures in 2002 of $174 million, $106 million was for retail store facilities and equipment related to the Company's Retail segment and $68 million was for corporate infrastructure including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $160 million for capital expenditures during 2003, approximately $77 million of which is expected to be utilized for further expansion of the Company's Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2002 and 2001, the Company repurchased no common shares. However, during the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million. Since inception of the repurchase plan, the Company has repurchased or committed to repurchase a total of 6.55 million shares of its common stock at a cost of $217 million.

Non-Current Debt and Equity Investments

The Company has held significant investments in ARM, Samsung Electronics Co., Ltd, Akamai, and EarthLink. These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. The combined fair value of these investments was $39 million, $128 million, and $786 million as of the end of fiscal 2002, 2001, and 2000, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

Further information related to the Company's non-current debt and equity investments may be found in Part II, Item 8 of this Form 10-K at Note 2 of Notes to Consolidated Financial Statements.

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

The Company's operating performance depends significantly on general economic conditions. For much of the past 3 years, demand for the Company's products has been negatively impacted by worsening global economic conditions. Continued uncertainty about future economic conditions continues to make it difficult to forecast future operating results. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company's products could continue to be adversely affected, as could the financial health of its suppliers, distributors, and resellers.

The terrorist attacks that took place on September 11, 2001, disrupted commerce throughout the world and created many economic and political uncertainties that have had a strong negative impact on the global economy. The long-term effects of the September 11, 2001 attacks on the Company's future operating results and financial condition remain unknown. The national and international responses to terrorist attacks, the potential for future terrorist attacks and other acts of hostility, and the potential for war in the Middle East have created economic and political uncertainties that could adversely affect the Company's future operating results and financial condition.

The market for personal computers is highly competitive.

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. Over the past several years, price competition in the market for personal computers has been particularly intense. The Company's competitors who sell Windows-based personal computers have aggressively cut prices and lowered their product margins in order to gain or maintain market share in response to weakness in demand for personal computing products that began in the second half of calendar 2000. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by these and other industry-wide pricing pressures and downward pressures on gross margins.

The personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional personal computers may compete for market share with the Company's existing products. Several competitors of the Company have either targeted or announced their intention to target certain of the Company's key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing. Additionally, several of the Company's competitors have introduced or announced plans to introduce products that mimic many of the unique design, technical features, and solutions of the Company's products. The Company has many substantial competitors, many of whom have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company. Additionally, there has been a trend towards consolidation in the personal computer industry that has resulted in larger and potentially stronger competitors in the Company's markets.

The Company is currently the only maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers utilizing Microsoft's Windows operating systems. The Company's future operating results and financial condition are substantially dependent on its ability to continue to develop improvements to the Macintosh platform in order to maintain perceived design and functional advantages over competing platforms, including Windows.

The Company has higher research and development and selling, general and administrative costs, as a percentage of revenues, than many of competitors.

The Company's ability to compete successfully and maintain attractive gross margins is heavily dependent upon its ability to ensure a continuing and timely flow of innovative and competitive products and technology to the marketplace. As a result, the Company incurs higher research and development costs as a percentage of revenue than its competitors who sell Windows-based personal computers. Many of these competitors seek to compete aggressively on price and maintain very low cost structures. Further, as a result of the expansion of the Company's Retail segment and costs associated with marketing the Company's brand including its unique operating system, the Company incurs higher selling costs as a percent of revenue than many of its competitors. If the Company is unable to continue to develop and sell innovative new products with attractive gross margins, its results of operations may be materially adversely affected by its operating cost structure.

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

During 2001, the Company introduced a new client operating system, Mac OS X, and delivered its first major upgrade, Mac OS X version 10.1. During 2002, the Company delivered another major upgrade, Mac OS X Jaguar. Inability of the Company to improve the performance and functionality of Mac OS X, advance customer acceptance of the new operating system and its upgrades, or obtain the continued commitment of software developers to transition existing applications to run on Mac OS X or create new applications to run on Mac OS X, may have an adverse impact on the Company's operating results and financial condition.

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

The Company must order components for its products and build inventory in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products. Consistent with industry practice, components are normally acquired through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. Such formal and informal purchase commitments typically cover the Company's forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. The Company's operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Future operating results are dependent upon the Company's ability to obtain a sufficient supply of components, some of which are in short supply or available only from limited sources.

Although most components essential to the Company's business are generally available from multiple sources, certain key components including microprocessors and application specific integrated circuits ("ASICs") are currently obtained by the Company from single or limited sources. Some key components (including without limitation DRAM, TFT-LCD flat-panel displays, and optical and magnetic disk drives), while currently available to the Company from multiple sources, are at times subject to industry-wide availability and pricing pressures. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers' yields have matured. The Company and other producers in the personal computer industry also compete for various components with other industries that have experienced increased demand for their products. The Company uses some components that are not common to the rest of the personal computer industry including certain microprocessors and ASICs. Continued availability of these components may be affected if producers were to decide to concentrate on the production of components other than those customized to meet the Company's requirements. If the supply of a key component were to be delayed or constrained on a new or existing product, the Company's results of operations and financial condition could be adversely affected.

The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC-based microprocessor for the Company's Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company's competitors by Intel Corporation and other developers and producers of microprocessors used by personal computers using the Windows operating systems. Further, despite its efforts to educate the marketplace to the contrary, the Company believes that many of its current and potential customers believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by Windows-based systems and translates to slower overall system performance. There have been instances in recent years where the inability of the Company's suppliers to provide advanced G4 and G3 microprocessors with higher clock speeds in sufficient quantity has had significant adverse effects on the Company's results of operations. The inability in the future of the Company to obtain microprocessors in sufficient quantities with competitive price/performance features could have an adverse impact on the Company's results of operations and financial condition.

The Company is dependent on manufacturing and logistics services provided by third parties, many of whom are located outside of the United States.

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

Final assembly of products sold by the Company is conducted in the Company's manufacturing facilities in Sacramento, California, and Cork, Ireland, and by external vendors in Fullerton, California, Taiwan, Korea, the People's Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company's products and final assembly of all of the Company's portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in Taiwan. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, political, or military conditions or events, the Company's results of operations and financial condition could be adversely affected.

The Company's products could experience quality problems that result in decreased net sales and operating profits.

The Company sells highly complex hardware and software products that may contain defects in design and manufacture. Sophisticated operating system software and applications such as the Company sells often contains "bugs" that can unexpectedly interfere with the operation of the software. Defects may also occur in components and products the Company purchases from third parties that may be beyond its control.

There can be no assurance that the Company will be able to detect and fix all defects in the hardware and software it sells. Failure to do so could result in lost revenues, loss of reputation, and significant expense to remedy.

The Company's retail initiative requires a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Since May of 2001, the Company has opened 51 retail stores in the United States and anticipates opening more stores in calendar 2003. The Company's retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating leases commitments for retail space with lease terms ranging from 5 to 12 years. The Company would incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company's results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment's costs are fixed because of depreciation on store constructions costs and lease expense. As a result, should the Retail segment experience a decline in sales for any reason, significant losses would result.

Certain of the Company's stores have been intentionally designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company's typical retail stores. The Company has opened two such stores and has several others under development. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 5 to 10 years with total commitments per location over the lease terms ranging from $25 million to $50 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company's results of operations and financial condition.

Many of the general risks and uncertainties the Company faces could also have an adverse impact on its Retail segment. Also, many factors unique to retail operations present risks and uncertainties, some of which are beyond the Company's control, that could adversely affect the Retail segment's future results, cause its actual results to differ from those currently expected, and/or have an adverse effect on the Company's consolidated results of operations. Potential risks and uncertainties unique to retail operations that could have an adverse impact on the Retail segment include, among other things, macro-economic factors that have a negative impact on general retail activity; inability to manage costs associated with store construction and operation; lack of consumer acceptance of the Company's retail approach; failure to attract new users to the Macintosh platform; inability to sell third-party hardware and software products at adequate margins; failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations; costs associated with unanticipated fluctuations in the value of Apple-branded and third-party retail inventory; and inability to obtain quality retail locations at reasonable cost.

Unit sales of the Company's professionally oriented desktop systems have declined sharply over past two to three years negatively impacting net sales and gross margin.

Unit sales of Power Macintosh systems fell 18% during 2002 as compared to 2001 and fell 35% in 2001 from 2000. Power Macintosh unit sales have fallen as a percentage of total Macintosh unit sales from 38% in 1999 to 25% in 2002. The Company believes that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers who are the primary users of such systems. The Company also believes that many of these customers continue to delay upgrades of their Power Macintosh systems due to the Company's ongoing transition to Mac OS X and in anticipation of certain software vendors transitioning their professionally oriented Macintosh software applications to run natively in Mac OS X. In addition to the negative impact on net sales, declining sales of Power Macintosh systems also have a negative effect on the Company's overall gross margin because Power Macintosh systems are generally higher priced and have higher individual gross margins than the

Company's other Macintosh systems. Continued deterioration in Power Macintosh unit sales will adversely affect the Company's future net sales and gross margin. If future unit sales of Power Macintosh systems fail to partially or fully recover, it will be difficult for the Company to improve its overall profitability.

The Company faces increasing competition in the U.S. education market.

Sales in the United States to both elementary and secondary schools, as well as for college and university customers, remains a core market for Apple. Net sales in these markets fell to 21% of the Company's total net sales in 2002 from 26% in 2001. This drop reflects declines in both net sales and Macintosh unit sales in these markets of 15% and 14%, respectively, in fiscal 2002 compared to 2001. These developments are consistent with industry data showing the Company losing market share in the U.S. education market in each of the last two fiscal years. Several competitors of the Company have either targeted or announced their intention to target the education market for personal computers. Although the Company has taken certain steps to strengthen its position in the education market, there can be no assurance that the Company will be able to increase its share of the education market or maintain its existing share of that market. Failure to increase or maintain market share in the education market may have an adverse impact on the Company's operating results and financial condition.

The Company's future operating performance is dependent on the performance of distributors and other resellers of the Company's products.

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers, many of whom distribute products from competing manufacturers. In addition, the Company also sells many of its products and resells certain third-party products in most of its major markets directly to end users, certain education customers, and certain resellers through its online stores around the world. The Company also sells its own products and certain third-party products through its retail stores in the United States. Many of the Company's significant resellers operate on narrow product margins and have been negatively affected by current economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company's distribution and retail channel partners. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakened, if resellers within consumer channels were to cease distribution of the Company's products, or if uncertainty regarding demand for the Company's products caused resellers to reduce their ordering and marketing of the Company's products.

Further information regarding risks associated with Marketing and Distribution may be found in Part I, Item 1 of this Form 10-K under the heading "Markets and Distribution," which information is hereby incorporated by reference.

The Company's business is subject to the risks of international operations.

A large portion of the Company's revenue is derived from its international operations. As a result, the Company's operating results and financial condition could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased. Historically, the Company's primary exposure to movements in foreign currency exchange rates relate to non-dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia and non-dollar denominated operating expenses incurred throughout the world. Weaknesses in foreign currencies, particularly the Japanese Yen and the Euro, can adversely impact consumer demand for the Company's products and the U.S. dollar value of the Company's foreign currency denominated sales. Conversely, strengthening in these and other foreign currencies can increase the cost to the Company of product components, negatively affecting the Company's results of operations.

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

The Company believes that decisions by customers to purchase the Company's personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software for particular applications such as Microsoft Office. The Company also believes the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the Company's financial losses in prior years and the minority market share held by the Company in the personal computer market, as well as the Company's decision to end its Mac OS licensing program, have caused software developers to question the Company's prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers to develop, maintain, and upgrade similar or competitive software for the Company's products. Moreover, there can be no assurance software developers will continue to develop software for Mac OS X, the Company's new operating system, on a timely basis or at all.

In August 1997, the Company and Microsoft Corporation entered into patent cross license and technology agreements. In addition, for a period of five years through August 2002, and subject to certain limitations related to the number of Macintosh computers sold by the Company, Microsoft was required to make versions of its Microsoft Office and Internet Explorer products for the Mac OS. Although Microsoft has released Microsoft Office and Internet Explorer for Mac OS X, Microsoft is not obligated to produce future versions of its products subsequent to August 2002. While the Company believes its relationship with Microsoft has been and will continue to be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Company does compete directly with Microsoft in a number of key areas. Accordingly, Microsoft's interest in producing application software for the Mac OS following expiration of the agreements may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating system. Discontinuance of Microsoft Office and other Microsoft products for the Macintosh platform would have an adverse effect on the Company's net sales and results of operations.

The Company's business relies on access to patents and intellectual property obtained from third parties, and the Company's future results could be adversely affected if it is alleged or found to have infringed on the intellectual property rights of others.

Many of the Company's products are designed to include intellectual property obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes that based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms. However, there can be no assurance that the necessary licenses would be available or available on acceptable terms.

Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company's products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company's future operating results and financial condition could be adversely effected. Information regarding claims and potential litigation involving the Company related to alleged patent infringement and other matters is set forth in Part I, Item 3 of this Form 10-K. In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would have a material adverse effect on its results of operations, or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part I, Item 3 of this Form 10-K or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

The Company generally sells more products during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer industry. This sales pattern can produce pressure on the Company's internal infrastructure during the third month of a quarter and may adversely impact the Company's ability to predict its financial results accurately. Developments late in a quarter, such as lower-than-anticipated demand for the Company's products, an internal systems failure, or failure of one of the Company's key logistics or components suppliers, can have significant adverse impacts on the Company and its results of operations and financial condition.

The Company's success depends largely on its ability to attract and retain key personnel.

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including those in technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company's employees are located. There can be no assurance that the Company will be able to successfully attract and retain the key personnel it needs. Additionally, volatility or a lack of positive performance in the Company's stock price may adversely affect its ability to retain key employees. As of September 28, 2002, a substantial majority of the Company's outstanding employee stock options were out-of-the-money.

The Company is subject to risks associated with the availability and cost of insurance.

The Company has observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, because of cost and/or availability, the

Company does not have insurance coverage. For these reasons, the Company is retaining a greater portion of its insurable risks than it has in the past at relatively greater cost.

The Company is exposed to credit risk on its accounts receivables. This risk is heightened as economic conditions worsen.

The Company distributes its products through third-party computer resellers and retailers and directly to certain educational institutions and commercial customers. A substantial majority of the Company's outstanding trade receivables are not covered by collateral or credit insurance. The Company also has non-trade receivables from certain of its manufacturing vendors resulting from the sale by the Company of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. While the Company has procedures in place to monitor and limit exposure to credit risk on its trade and non-trade receivables, there can be assurance that such procedures will be effective in limiting its credit risk and avoiding losses. Additionally, if the global economy and regional economies fail to improve or continue to deteriorate, it becomes more likely that the Company will incur a material loss or losses as a result of the weakening financial condition of one or more of its customers or manufacturing vendors.

The market value of the Company's non-current debt and equity investments is subject to significant volatility.

The Company holds minority investments in several public companies with a combined fair market value of approximately $39 million as of September 28, 2002. These investments are in publicly traded companies whose share prices are subject to significant volatility. The Company has categorized its investments in these companies as available-for-sale requiring the investments be carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income. The Company recognizes an impairment charge to earnings when it is judged an investment has experienced a decline in value that is other-than-temporary. The Company has recognized material impairment charges related to its non-current debt and equity investments twice in the last two fiscal years.

The Company is subject to risks associated with environmental regulations.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement that the Company provide consumers with the ability to return to the Company product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company.

The parliament of the European Union is working on finalizing the Waste Electrical and Electronic Equipment Directive (the Directive). The Directive makes producers of electrical goods, including personal computers, financially responsible for the collection, recycling, and safe disposal of past and future products. The Directive must now be approved and implemented by individual European Union governments by June 2004, while the producers' financial obligations are scheduled to start June 2005. The Company's potential liability resulting from the Directive related to past sales of its products and expenses associated with future sales of its product may be substantial. However, because it is likely that specific laws, regulations, and enforcement policies will vary significantly between individual European member states, it is not currently possible to estimate the Company's existing liability or future expenses resulting from the Directive. As the European Union and its individual member states clarify specific requirements and policies with respect to the Directive, the Company will continue to assess its potential financial impact. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant.

Business interruptions could adversely affect the Company's future operating results.

The Company's major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, and other events beyond its control. The majority of the Company's research and development activities, its corporate headquarters, and other critical business operations, including certain major components suppliers and manufacturing vendors, are located near major seismic faults. The Company does not carry earthquake insurance for direct quake-related losses. The Company's operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or manmade disaster.

Unanticipated changes in the Company's tax rates could affect its future results.

The Company's future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company deferred tax assets and liabilities, or by changes in tax laws or their interpretation.

The Company's stock price may be volatile.

The Company's stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions and investors' concerns regarding the credibility of corporate financial reporting and integrity of financial markets, may materially adversely affect the market price of the Company's common stock in the future.

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

The Company's fixed income investment policy and strategy is to ensure the preservation of capital, meet liquidity requirements, and optimize return in light of the current credit and interest rate environment. The Company benchmarks its performance by utilizing external money managers to manage a small portion of the aggregate investment portfolio. The external managers adhere to the Company's investment policies and also provide occasional research and market information that supplements internal research used to make credit decisions in the investment process.

During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations and related derivative financial instruments. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of September 28, 2002, $1.087 billion of the Company's investment portfolio classified as short-term investments was invested in U.S. Agency and corporate debt securities with maturities ranging from 1 to 5 years. As of September 29, 2001, $313 million of the Company's investment portfolio classified as short-term investments was in U.S. agency securities with underlying maturities ranging from 1 to 4 years. The remainder all had underlying maturities between 3 and 12 months. Due to liquidity needs, or in anticipation of credit deterioration, or for the purpose of duration management of the Company's investment portfolio, the Company may sell investments prior to their stated maturities. As a result of such activity, the Company recognized net gains of $7 million in 2002 and $1 million in 2001.

In order to provide a meaningful assessment of the interest rate risk associated with the Company's investment portfolio, the Company performed a sensitivity analysis to determine the impact that a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 28, 2002, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $37.7 million decline in the fair market value of the portfolio. As of September 29, 2001, a similar 100 basis point shift in the yield curve would have resulted in a $17.8 million decline in fair value. Such losses would only be realized if the Company sold the investments prior to maturity. Except in instances noted above, the Company's policy is to hold investments to maturity.

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

During the last two years, the Company has entered into interest rate swaps with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The interest rate swaps, which qualified as accounting hedges, generally required the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively converted the Company's fixed-rate 10-year debt to floating-rate debt and convert a portion of the floating rate investments to fixed rate. Due to prevailing market interest rates, during 2002 the Company entered into and then subsequently closed out debt swap positions realizing a gain of $6 million. During 2001 the Company closed out all of its then existing debt swap positions realizing a gain of $17 million. Both the gains in 2001 and 2002 were deferred, recognized in long-term debt and are being amortized to other income and expense over the remaining life of the debt. At certain times in the past, the Company has also entered into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company does not hold or transact in such financial instruments for purposes other than risk management.

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

The Company enters into foreign currency forward and option contracts with financial institutions primarily to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, and probable but not firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate of hedging instruments. The Company also enters into foreign currency forward and option contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain recorded assets and liabilities denominated in non-functional currencies of its foreign subsidiaries.

In order to provide a meaningful assessment of the foreign currency risk associated with certain of the Company's foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (VAR) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate 3000 random market price paths. The value-at-risk is the maximum expected loss in fair value, for a given confidence interval, to the Company's foreign exchange portfolio due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments, and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $3.8 million as of September 28, 2002 compared to a maximum one-day loss of $6.8 million as of September 29, 2001. Because the Company uses foreign currency instruments for hedging purposes, losses incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual gains and losses in the future associated with the Company's investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 28, 2002 due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company's actual exposures and positions.

Item 8. Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 28, 2002	September 29, 2001
ASSETS:
Current assets:
Cash and cash equivalents	$2,252	$2,310
Short-term investments	2,085	2,026
Accounts receivable, less allowances of $51 and $51, respectively	565	466
Inventories	45	11
Deferred tax assets	166	169
Other current assets	275	161

Total current assets	5,388	5,143
Property, plant, and equipment, net	621	564
Non-current debt and equity investments	39	128
Acquired intangible assets	119	76
Other assets	131	110

Total assets	$6,298	$6,021

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$911	$801
Accrued expenses	747	717

Total current liabilities	1,658	1,518
Long-term debt	316	317
Deferred tax liabilities	229	266

Total liabilities	2,203	2,101

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 900,000,000 shares authorized; 358,958,989 and 350,921,661 shares issued and outstanding, respectively	1,826	1,693
Acquisition-related deferred stock compensation	(7)	(11)
Retained earnings	2,325	2,260
Accumulated other comprehensive income (loss)	(49)	(22)

Total shareholders' equity	4,095	3,920

Total liabilities and shareholders' equity	$6,298	$6,021

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

Three fiscal years ended September 28, 2002	2002	2001	2000
Net sales	$5,742	$5,363	$7,983
Cost of sales	4,139	4,128	5,817

Gross margin	1,603	1,235	2,166

Operating expenses:
Research and development	446	430	380
Selling, general, and administrative	1,111	1,138	1,166
Special charges:
Restructuring costs	30	—	8
In-process research and development	1	11	—
Executive bonus	(2)	—	90

Total operating expenses	1,586	1,579	1,644

Operating income (loss)	17	(344)	522
Other income and expense:
Gains (losses) on non-current investments, net	(42)	88	367
Unrealized loss on convertible securities	—	(13)	—
Interest and other income, net	112	217	203

Total other income and expense	70	292	570

Income (loss) before provision for income taxes	87	(52)	1,092
Provision for (benefit from) income taxes	22	(15)	306

Income (loss) before accounting change	65	(37)	786

Cumulative effect of accounting change, net of income taxes of $5	—	12	—

Net income (loss)	$65	$(25)	$786

Earnings (loss) per common share before accounting change:
Basic	$0.18	$(0.11)	$2.42
Diluted	$0.18	$(0.11)	$2.18
Earnings (loss) per common share:
Basic	$0.18	$(0.07)	$2.42
Diluted	$0.18	$(0.07)	$2.18
Shares used in computing earnings (loss) per share (in thousands):
Basic	355,022	345,613	324,568
Diluted	361,785	345,613	360,324

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions, except share amounts which are in thousands)

	Preferred Stock		Common Stock			Acquisition- Related Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)
					Retained Earnings			Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances as of September 25, 1999	150	$150	321,598	$1,349	$1,499	$—	$106	$3,104
Components of comprehensive income:
Net income					786			786
Foreign currency translation	—	—	—	—	—	—	(17)	(17)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	155	155

Total comprehensive income								924
Common stock issued under stock option and purchase plans	—	—	7,632	85	—	—	—	85
Conversion of Series A preferred stock	(74)	(74)	9,000	74	—	—	—	—
Common stock repurchased	—	—	(2,553)	(116)	—	—	—	(116)
Tax benefit related to stock options	—	—	—	110	—	—	—	110

Balances as of September 30, 2000	76	$76	335,677	$1,502	$2,285	$—	$244	$4,107
Components of comprehensive income (loss):
Net income (loss)					(25)			(25)
Foreign currency translation	—	—	—	—	—	—	(3)	(3)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	(267)	(267)
Change in unrealized gain on derivative investments, net of tax	—	—	—	—	—	—	4	4

Total comprehensive income (loss)								(291)
Issuance of common stock and assumption of stock options in connection with acquisition	—	—	2,403	66	—	(13)	—	53
Amortization of acquisition-related deferred stock compensation	—	—	—	—	—	2	—	2
Common stock issued under stock option and purchase plans	—	—	3,660	42	—	—		42
Conversion of Series A preferred stock	(76)	(76)	9,182	76	—	—	—	—
Tax benefit related to stock options	—	—	—	7	—	—	—	7

Balances as of September 29, 2001	—	$—	350,922	$1,693	$2,260	$(11)	$(22)	$3,920
Components of comprehensive income (loss):
Net income (loss)					65			65
Foreign currency translation	—	—	—	—	—	—	5	5
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	(17)	(17)
Change in unrealized gain on derivative investments, net of tax	—	—	—	—	—	—	(15)	(15)

Total comprehensive income (loss)								38
Amortization of acquisition-related deferred stock compensation	—	—	—	—	—	4	—	4
Common stock issued under stock option and purchase plans	—	—	8,037	105	—	—		105
Tax benefit related to stock options	—	—	—	28	—	—	—	28

Balances as of September 28, 2002	—	$—	358,959	$1,826	$2,325	$(7)	$(49)	$4,095

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Three fiscal years ended September 28, 2002	2002	2001	2000
Cash and cash equivalents, beginning of the year	$2,310	$1,191	$1,326

Operating:
Net income (loss)	65	(25)	786
Cumulative effect of accounting change, net of taxes	—	(12)	—
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	118	102	84
Provision for deferred income taxes	(34)	(36)	163
Loss on disposition of property, plant, and equipment	7	9	10
(Gains) losses on investments, net	35	(88)	(367)
Unrealized loss on convertible securities	—	13	—
Purchased in-process research and development	1	11	—
Changes in operating assets and liabilities:
Accounts receivable	(99)	487	(272)
Inventories	(34)	22	(13)
Other current assets	(114)	106	(37)
Other assets	(11)	12	20
Accounts payable	110	(356)	318
Other current liabilities	45	(60)	176

Cash generated by operating activities	89	185	868

Investing:
Purchase of short-term investments	(4,144)	(4,268)	(4,267)
Proceeds from maturities of short-term investments	2,846	4,811	3,075
Proceeds from sales of short-term investments	1,254	278	256
Purchases of long-term investments	—	(1)	(232)
Purchase of property, plant, and equipment	(174)	(232)	(142)
Proceeds from sales of equity investments	25	340	372
Cash used for business acquisitions	(52)	—	—
Other	(7)	(36)	(34)

Cash generated by (used for) investing activities	(252)	892	(972)

Financing:
Proceeds from issuance of common stock	105	42	85
Cash used for repurchase of common stock	—	—	(116)

Cash generated by (used for) financing activities	105	42	(31)

Increase (decrease) in cash and cash equivalents	(58)	1,119	(135)

Cash and cash equivalents, end of the year	$2,252	$2,310	$1,191

Supplemental cash flow disclosures:
Cash paid during the year for interest	$20	$20	$20
Cash paid for income taxes, net	$11	$42	$47
Noncash transactions:
Issuance of common stock for conversion of Series A preferred stock	$—	$76	$74
Issuance of common stock in connection with acquisition	$—	$66	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Apple Computer, Inc. and its subsidiaries (the Company) designs, manufactures, and markets personal computers and related personal computing and communicating solutions for sale primarily to education, creative, consumer, and business customers.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Typically, the Company's fiscal year ends on the last Saturday of September. Fiscal years 2002 and 2001 were each 52-week years. However, approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its first fiscal quarter. Consequently, an additional week was added to the first quarter of fiscal 2000. All information presented herein is based on the Company's fiscal calendar.

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

Non-Current Debt and Equity Investments

Investments categorized as non-current debt and equity investments on the consolidated balance sheet are in equity and debt instruments of public companies. They are not categorized as current assets either because, given their nature, they are not readily convertible into cash or because they represent potentially longer-term investments by the Company. Further, the fair value of these investments has been subject to a high degree of volatility. The Company's non-current debt and equity investments have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. However, the Company recognizes an impairment charge to earnings in the event a decline in fair value below the cost basis of one of these investments is determined to be other-than-temporary. The Company includes recognized gains and losses resulting from the sale or from other-than-temporary declines in fair value associated with these investments in other income and expense. Occasionally, the Company uses short-term equity derivatives to manage potential dispositions of non-current debt and equity investments. Any gains or losses associated with such derivatives are recognized currently in other income and expense.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. For the three years ended September 28, 2002, the Company has made no material adjustments to its long-lived assets except those made in connection with the restructuring actions described in Note 5.

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated useful life. The Company completed its transitional and annual goodwill impairment tests as of October 1, 2001, and August 30, 2002, respectively, and found no impairment. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 7 years.

Foreign Currency Translation

The Company translates the assets and liabilities of its international non-U.S. functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are credited or charged to "accumulated translation adjustment" included in "accumulated other comprehensive income (loss)" in shareholders' equity. The Company's foreign manufacturing subsidiaries and certain other international subsidiaries that use the U.S. dollar as their functional currency, remeasure monetary assets and liabilities at year-end exchange rates, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these translations are included in the Company's results of operations.

Revenue Recognition

Net sales consist primarily of revenue from the sale of products (hardware, software, and peripherals), consulting and implementation services, and extended warranty and support contracts. The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. For online sales to individuals, for some sales to education customers in the United States, and for certain other sales, the Company defers revenue until product is received by the customer because the Company legally retains a portion of the risk of loss on these sales during transit. For other product sales, these criteria are met by the Company at the time product is shipped. The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end user rebates and other sales programs and volume-based incentives.

Revenue for consulting and implementation services is recognized upon performance and acceptance by the customer. Revenue from extended warranty and support contracts is recognized ratably over the contract period. Amounts billed to customers in excess of revenue recognized on extended warranty and support contracts are recognized as deferred revenue until revenue recognition criteria are met.

Revenue on arrangements that include multiple elements such as hardware, software, and services is allocated to each element based on vendor specific objective evidence of the fair value of each element. Allocated revenue for each element is recognized when revenue recognition criteria have been met for each element. Vendor specific objective evidence of fair value is generally determined based on the price charged when each element is sold separately.

Shipping Costs

The Company's shipping and handling costs are included in cost of sales for all periods presented.

Warranty Expense

The Company provides currently for the estimated cost that may be incurred under product warranties at the time related revenue is recognized.

Research and Development

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company's products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally all software development costs have been expensed.

During the third and fourth quarter of 2002, the Company incurred substantial development costs associated with the development of Mac OS X version 10.2 (code-named "Jaguar") subsequent to achievement of technological feasibility as evidenced by public demonstration and release of a developer beta in May 2002 and prior to release of the final version of the product in the fourth quarter. As such, the Company capitalized approximately $13.3 million of development costs associated with development of

Jaguar. Amortization of this asset began in the fourth quarter when Jaguar was shipped and is being recognized on a straight-line basis over 3 years. In addition, during 2002, the Company also began capitalizing certain costs related to development of its new PowerSchool enterprise student information system. Capitalization, which began upon achievement of technological feasibility in the first quarter, amounted to approximately $6 million during the first nine months of fiscal 2002. The final version of the enterprise student information system was released in July.

During 2001 the Company incurred substantial development costs associated with the development of the original version of Mac OS X, subsequent to release of a public beta version of the product and prior to release of the final product version. As a result, the Company capitalized approximately $5.4 million of development costs during 2001 associated with development of Mac OS X. Related amortization is computed by use of the straight-line method over the estimated useful life of the asset of 8 years.

Total amortization related to capitalized software development costs was $1.2 million and $350,000 in 2002 and 2001, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $209 million, $261 million, and $281 million for 2002, 2001, and 2000, respectively.

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees and has provided pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. The Company has elected to follow APB No. 25 because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plan shares. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected life of options and the Company's expected stock price volatility. Because the Company's employee stock options and employee stock purchase plan shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable measure of the fair value of the Company's employee stock options and employee stock purchase plan shares.

For purposes of the pro forma disclosures pursuant to SFAS No. 123 provided in the Company's annual reports through 2002, the expected volatility assumptions used by the Company have been based solely on historical volatility rates of the Company's common stock. The Company has made no adjustments to its expected volatility assumptions based on current market conditions, current market trends, or expected volatility implicit in market traded options on the Company's stock. The Company will continue to monitor the propriety of this approach to developing its expected volatility assumption and could determine for future periods that adjustments to historical volatility and/or use of a methodology that is based on the expected volatility implicit in market traded options on the Company's common stock are more appropriate based on the facts and circumstances existing in future periods.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method. Dilutive potential shares of common stock related to stock options were excluded from the calculation of diluted loss per common share for fiscal 2001 because their effect would have been antidilutive.

Stock Split

On June 21, 2000, the Company affected a two-for-one stock split in the form of a Common Stock dividend to shareholders of record as of May 19, 2000. All per share data and numbers of Common shares have been retroactively adjusted to reflect the stock split.

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

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company's cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of September 28, 2002, and September 29, 2001 (in millions):

	September 28, 2002	September 29, 2001
Cash	$161	$138
U.S. Treasury and Agency securities	47	—
U.S. corporate securities	1,952	1,998
Foreign securities	92	174

Total cash equivalents	2,091	2,172
U.S. Treasury and Agency securities	681	1,042
U.S. corporate securities	988	692
Foreign securities	416	292

Total short-term investments	2,085	2,026

Total cash, cash equivalents, and short-term investments	$4,337	$4,336

The Company's U.S. corporate securities include commercial paper, loan participations, certificates of deposit, time deposits and corporate debt securities. Foreign securities include foreign commercial paper, loan participation, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. Net unrealized gains on the Company's investment portfolio, primarily related to investments with stated maturities greater than 1 year, were $20 million as of September 28, 2002 and $11 million as of September 29, 2001. The Company occasionally sells short-term investments prior to their stated maturities. As a result of such sales, the Company recognized net gains of $7 million in 2002 and $1 million in 2001. These net gains were included in interest and other income, net.

As of September 28, 2002, approximately $1.087 billion of the Company's short-term investments had underlying maturities of between 1 and 5 years. The remaining short-term investments as of September 28, 2002 all had maturities of between 3 and 12 months. As of September 29, 2001, approximately $313 million of the Company's short-term investments in U.S. agency securities had underlying maturities of between 1 and 4 years. The remaining short-term investments as of September 29, 2001, all had maturities of between 3 and 12 months.

Accounts Receivable

Trade Receivables

The Company distributes its products through third-party computer resellers and directly to certain education and consumer customers. The Company generally does not require collateral from its customers. However, when possible the Company does attempt to limit credit risk on trade receivables through the use of flooring arrangements for selected customers with third-party financing companies and credit insurance for certain customers in Latin America and Asia. However, considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company's distribution and retail channel partners. Trade receivables from a single customer, Ingram Micro, Inc., accounted for approximately 10.8% and 9.4% of net accounts receivable as of September 28, 2002, and September 29, 2001, respectively.

The following table summarizes the activity in the allowance for doubtful accounts (in millions).

	2002	2001	2000
Beginning allowance balance	$51	$64	$68
Charged to costs and expenses	10	7	5
Deductions (a)	(10)	(20)	(9)

Ending allowance balance	$51	$51	$64

  (a)
  Represent amounts written off against the allowance, net of recoveries.

Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale by the Company of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these raw material components directly from suppliers. These non-trade receivables, which are included in the consolidated balances sheets in other current assets, totaled $142 million and $68 million as of September 28, 2002, and September 29, 2001, respectively. The Company does not recognize any profits on these sales or reflect the sale of these components in its net sales.

Inventory Prepayment

In April 2002, the Company made a $100 million prepayment to an Asian supplier for the purchase of components over the following nine months. In return for this deposit, the supplier agreed to supply the Company with a specified level of components in the three consecutive fiscal quarters ending December 28, 2002. If the supplier fails to supply the agreed upon level of components in any of those three fiscal quarters, the Company may cancel the arrangement and receive the amount of the prepayment not utilized plus a penalty. Approximately $53 million of this deposit remained unused as of September 28, 2002, and is reflected in the condensed consolidated balance sheets in other current assets. The amount of the prepayment not utilized by the Company on or before December 31, 2002, is refundable to the Company by January 31, 2003.

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

The following table shows the notional principal, net fair value, and credit risk amounts of the Company's interest rate derivative and foreign currency instruments as of September 28, 2002 and September 29, 2001 (in millions).

	September 28, 2002			September 29, 2001
	Notional Principal	Fair Value	Credit Risk Amounts	Notional Principal	Fair Value	Credit Risk Amounts
Transactions qualifying as accounting hedges:
Interest rate instruments:
Swaps	$—	$—	$—	$—	$—	$—
Foreign exchange instruments:
Spot/Forward contracts, net	$462	$1	$1	$562	$8	$8
Purchased options, net	$196	$—	$—	$551	$11	$11
Sold options, net	$392	$(4)	$—	$712	$(8)	$—
Transactions other than accounting hedges:
Foreign exchange instruments:
Spot/Forward contracts, net	$302	$—	$—	$455	$(4)	$—
Purchased options, net	$—	$—	$—	$334	$1	$1
Sold options, net	$—	$—	$—	$354	$(1)	$—

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

The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 28, 2002 and September 29, 2001. In certain instances where judgment is required in estimating fair value, price quotes were obtained from several of the Company's counterparty financial institutions. Although the table above reflects the notional principal, fair value, and credit risk amounts of the Company's interest rate and foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the interest rate and foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Foreign Exchange Risk Management

The Company enters into foreign currency forward and option contracts with financial institutions primarily to protect against foreign exchange risk associated with existing assets and liabilities, certain firmly committed transactions and certain probable but not firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, or availability of appropriate hedging instruments.

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

For currency option contracts, hedge effectiveness is measured based on changes in the total fair value of the option contract. Hedge effectiveness is assessed by comparing the present value of the cumulative change in expected future cash flows on the hedged transaction determined as the sum of the probability-weighted outcomes with respect to the option strike rates with the total change in fair value of the option hedge. The net gains or losses on derivative instruments qualifying as cash flow hedges are reported as components of other comprehensive income in stockholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any residual changes in fair value of these instruments are recognized in current earnings in other income and expense.

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

The Company also enters into foreign currency forward and option contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these derivatives are recognized in current earnings in other income and expense as offsets to the changes in the fair value of the related assets or liabilities.

The Company may enter into foreign currency forward contracts to offset the translation and economic exposure of a net investment position in a foreign subsidiary. Hedge effectiveness on forwards designated as net investment hedges is measured based on changes in the fair value of the contract attributable to changes in the spot exchange rate. The effective portion of the net gain or loss on a derivative instrument designated as a hedge of the net investment position in a foreign subsidiary is reported in the same manner as a foreign currency translation adjustment. Any residual changes in fair value of the forward contract, including changes in fair value based on the differential between the spot and forward exchange rates are recognized in current earnings in other income and expense.

As discussed above, the Company enters into foreign currency option contracts as items that provide an offset to the re-measurement of certain recorded assets and liabilities denominated in non-functional currencies. All changes in the fair value of these derivative contracts based on changes in option time value are recorded in current earnings in other income and expense. Due to market movements, changes in option time value can lead to increased volatility in other income and expense.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent 2 month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings in other income and expense. Any subsequent changes in fair value of such derivative instruments are also reflected in current earnings unless they are re-designated as hedges of other transactions. During 2002, the Company recorded net gains of $2.5 million in other income and expense related to the loss of hedge designation on discontinued cash flow hedges due to changes in the Company's forecast of future net sales and cost of sales and due to prevailing market conditions. During 2001, the Company recorded a net gain of $5.1 million in other income and expense related to the loss of hedge designation on discontinued cash flow hedges due to changes in the Company's forecast of future net sales and cost of sales.

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

As of September 30, 2000, the Company had entered into interest rate swaps with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The interest rate swaps generally required the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively converted the Company's fixed-rate 10-year debt to floating-rate debt and converted a portion of the floating rate investments to fixed rate. The Company assumed no ineffectiveness with regard to the debt interest swaps as each debt interest rate swap met the criteria for accounting under the short-cut method defined in SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no net gains or losses were recorded in income relative to the Company's underlying debt interest rate swaps. During fiscal 2001, the Company closed out all of its existing debt interest rate swap positions due to prevailing market interest rates realizing a gain of $17 million. This gain was deferred, recognized in long-term debt and is being amortized to other income and expense over the remaining life of the debt.

The unrealized loss on the assets swaps as of September 30, 2000, of $5.7 million was deferred and then recognized in income in 2001 as part of the SFAS No. 133 transition adjustment effective on October 1, 2000. The Company closed out all of its existing interest rate asset swaps during 2001 realizing a gain of $1.1 million.

As of September 28, 2002, the Company had no interest rate derivatives outstanding. Due to perceived market risk, the Company entered into interest rate swaps in early 2002. These interest rate swaps were entered into with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt. The interest rate swaps required the Company to pay a floating interest rate based on six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively converted the Company's fixed-rate 10-year debt to floating-rate debt. The Company assumed no ineffectiveness with regard to the debt interest swaps as each debt interest rate swap met the criteria for accounting under the short-cut method defined in SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no net gains or losses were recorded in income relative to the Company's underlying debt interest rate swaps during fiscal 2002 until the Company closed out the positions in late 2002 due to prevailing market interest rates. Closing the debt interest rate swaps resulted in a realized gain of $6 million. This gain was deferred, recognized in long-term debt and is being amortized to other income and expense over the remaining life of the debt.

Long-Term Debt

During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004. As of September 28, 2002 and September 29, 2001, the carrying amount of these notes, including unamortized deferred gains associated with closed debt interest rate swaps, was $316 million and $317 million, respectively, while the fair value was $299 million and $295 million, respectively. The fair value of the notes is based on their listed market values as of September 28, 2002 and September 29, 2001.

Non-Current Debt and Equity Investments and Related Gains and Losses

The Company has held significant investments in EarthLink Network, Akamai Technologies, Inc. (Akamai), ARM Holdings plc (ARM), and Samsung Electronics Co., Ltd (Samsung). These investments have been reflected in the consolidated balance sheets as non-current debt and equity investments, and their combined fair value was $39 million and $128 million as of September 28, 2002, and September 29, 2001, respectively.

EarthLink

In January 2000, the Company invested $200 million in EarthLink, an Internet service provider (ISP). The investment is in EarthLink's Series C Convertible Preferred Stock, which is convertible by the Company after January 4, 2001, into approximately 7.1 million shares of EarthLink common stock. Concurrent with this investment, EarthLink and the Company entered into a multi-year agreement to deliver ISP service to Macintosh users in the United States. Under the terms of the agreement, the Company profits from each new Mac customer that subscribes to EarthLink's ISP service for a specified period of time, and EarthLink is the default ISP in the Company's Internet Setup Software included with all Macintosh computers sold in the United States.

During the second quarter of 2001, the Company determined that the then current decline in the fair value of its investment in EarthLink was other-than-temporary requiring that its cost basis be written down to fair value as a new cost basis and the amount of the write-down be included in earnings. As a result, the Company recognized a $114 million charge to earnings to write-down the basis of its investment in EarthLink to $86 million. This charge was included in gains (losses) on non-current investments, net. During the fourth quarter of 2001, the Company sold a total of approximately 425,000 shares of EarthLink stock for net proceeds of approximately $6 million and recorded a gain before taxes of approximately $800,000. As of September 29, 2001, the Company held 6.7 million shares of EarthLink stock with a fair value of approximately $102 million.

During the first quarter of 2002, the Company sold 117,000 shares of EarthLink stock for net proceeds of $2 million and a gain before taxes of $223,000. No sales of EarthLink were made in any of the subsequent quarters of fiscal 2002. However, during the fourth quarter of 2002, the Company determined that the then current decline in the fair value of its investment in EarthLink was other-than-temporary. As a result, the Company recognized a $44 million charge to earnings to write-down the basis of its investment in

EarthLink to $35 million. This charge was included in gains (losses) on non-current investments, net. As of September 28, 2002, the Company holds 6.5 million shares of EarthLink stock valued at $35 million.

Akamai

In June 1999, the Company invested $12.5 million in Akamai, a global Internet content delivery service. The investment was in the form of convertible preferred stock that converted into 4.1 million shares of Akamai common stock (adjusted for subsequent stock splits) at the time of Akamai's initial public offering in October 1999. Beginning in the first quarter of 2000, the Company categorized its shares in Akamai as available-for-sale. The fair value of the Company's investment in Akamai was approximately $216 million as of September 30, 2000. During 2001, the Company sold a total of approximately 1 million shares of Akamai stock for net proceeds of approximately $39 million and recorded a gain before taxes of approximately $36 million. As of September 29, 2001, the Company held 3.1 million shares of Akamai stock valued at $9 million.

During the first quarter of 2002, the Company sold 250,000 shares of Akamai stock for net proceeds of $2 million and a gain before taxes of $710,000. No sales of Akamai were made in any of the subsequent quarters of fiscal 2002. However, during the fourth quarter of 2002, the Company determined that the decline in the fair value of its investment in Akamai was other-than-temporary. As a result, the Company recognized a $6 million charge to earnings to write-down the basis of its investment in Akamai to $3 million. This charge was included in gains (losses) on non-current investments, net. As of September 28, 2002, the Company holds 2.9 million shares of Akamai stock valued at $3 million.

ARM Holdings

ARM is a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology. During the first quarter of 2002, the Company sold 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million. No sales of ARM were made in any of the subsequent quarters of fiscal 2002. As of September 28, 2002, the Company holds 278,000 shares of ARM stock valued at $578,000.

During 2001, the Company sold a total of approximately 29.8 million shares of ARM stock for net proceeds of approximately $176 million and recorded a gain before taxes of approximately $174 million. As of September 29, 2001, the Company held 5 million shares of ARM stock valued at $17 million. During 2000, the Company sold a total of approximately 45.2 million shares of ARM stock for net proceeds of approximately $372 million and recorded a gain before taxes of approximately $367 million.

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

Prior to its sale, the Company had categorized its investment in Samsung as available-for-sale requiring that it be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The fair value of the Company's investment in Samsung was approximately $123 million as of September 30, 2000. With the adoption of SFAS No. 133 on October 1, 2000, the Company was required to account for the conversion option embedded in the

Samsung bonds separately from the related debt. The conversion feature was carried at fair value with any changes in fair value recognized in earnings in the period in which they occur. Included in the $17 million gross SFAS No. 133 transition adjustment recorded in earnings during the first quarter of fiscal 2001 was a $23 million favorable adjustment for the restatement to fair value as of October 1, 2000, of the derivative component of the Company's investment in Samsung. To adjust the carrying value of the derivative component of its investment in Samsung to fair value as of December 30, 2000, the Company recognized an unrealized loss of approximately $13 million during the first quarter of 2001. During the second quarter of 2001, the Company sold this investment for book value, including accrued interest, and received net proceeds of approximately $117 million.

Other Strategic Investments

The Company has made additional minority debt and equity investments in several privately held technology companies which were reflected in the consolidated balance sheets in other assets. These investments are inherently risky because the products and/or markets of these companies are typically not fully developed. During 2001 the Company determined that the decline in fair value of certain of these investments was other-than-temporary and, accordingly, recognized a charge to earnings of approximately $8 million. This charge was included in gains (losses) on non-current investments, net. During 2002, the Company determined that the decline in fair value of certain of these investments was other-than-temporary and, accordingly, recognized a charge to earnings of $15 million. These charges were included in gains (losses) on non-current investments, net. As of September 28, 2002, the Company has no private debt or equity investments reflected in its consolidated balance sheet.

Note 3—Consolidated Financial Statement Details

Inventories (in millions)

	2002	2001
Purchased parts	$9	$1
Work in process	—	—
Finished goods	36	10

Total inventories	$45	$11

Property, Plant, and Equipment (in millions)

	2002	2001
Land and buildings	$342	$337
Machinery and equipment	183	182
Office furniture and equipment	67	63
Internal-use software	184	192
Leasehold improvements	281	186

	1,057	960
Accumulated depreciation and amortization	(436)	(396)

Net property, plant, and equipment	$621	$564

Accrued Expenses (in millions)

	2002	2001
Accrued compensation and employee benefits	$93	$88
Accrued marketing and sales programs	136	131
Deferred revenue	253	184
Accrued warranty and related costs	69	87
Other current liabilities	196	227

Total accrued expenses	$747	$717

Interest and Other Income, Net (in millions)

	2002	2001	2000
Interest income	$118	$218	$210
Interest expense	(11)	(16)	(21)
Foreign currency gain (loss), net	4	15	1
Net premiums and discounts on foreign exchange instruments	(11)	(8)	7
Miscellaneous other income and expense	12	8	6

Total interest and other income, net	$112	$217	$203

Note 4—Acquisitions

Goodwill and Other Acquisition-Related Intangibles

The following table summarizes the components of gross and net intangible asset balances (in millions):

	September 28, 2002			September 29, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill (a)	$85	—	$85	$66	—	$66
Other acquired intangible assets	5	(5)	—	5	(4)	1
Acquired technology	42	(8)	34	12	(3)	9

Total acquired intangible assets	$132	$(13)	$119	$83	$(7)	$76

(a)
Accumulated amortization related to goodwill of $55 million arising prior to the adoption of SFAS No. 142 has been reflected in the gross carrying amount of goodwill as of September 28, 2002 and September 29, 2001.

Expected annual amortization expense related to acquired technology is as follows (in millions):

Fiscal Years:
2003	$9
2004	7
2005	6
2006	3
Thereafter	9

Total expected annual amortization expense	$34

Amortization expense related to acquired intangible assets is as follows (in millions):

	2002	2001	2000
Goodwill amortization	$—	$16	$21
Other acquired intangible assets amortization	1	3	3
Acquired technology amortization	5	2	—

Total amortization	$6	$21	$24

Net income (loss) and net income (loss) per share adjusted to exclude amortization of goodwill in fiscal periods prior to 2002 follows (in millions, except per share amounts):

	2002	2001	2000
Net income (loss), as reported	$65	$(25)	$786
Add: goodwill amortization	$—	$16	$21

Net income (loss), as adjusted	$65	$(9)	$807

Basic earnings (loss) per share, as reported	$0.18	$(0.07)	$2.42
Add: goodwill amortization	$—	$0.04	$0.06

Basic earnings (loss) per share, as adjusted	$0.18	$(0.03)	$2.48

Diluted earnings (loss) per share, as reported	$0.18	$(0.07)	$2.18
Add: goodwill amortization	$—	$0.04	$0.06

Diluted earnings (loss) per share, as adjusted	$0.18	$(0.03)	$2.24

Acquisition of Emagic

During the fourth quarter of 2002, the Company acquired Emagic GmbH, a provider of professional software solutions for computer based music production, for approximately $30 million in cash; $26 million of which was paid immediately upon closing of the deal and $4 million of which was held-back for future payment contingent on continued employment by certain employees that will be allocated to future compensation expense in the appropriate periods over the next 3 years. The acquisition has been accounted for as a purchase. The portion of the purchase price allocated to purchased in-process research and development (IPR&D) was expensed immediately, and the portion of the purchase price allocated to acquired technology and to tradename will be amortized over their estimated useful lives of 3 years. Total consideration was allocated as follows (in millions):

Net tangible assets acquired	$2.3
Acquired technology	3.8
Tradename	0.8
In-process research and development	0.5
Goodwill	18.6

Total consideration	$26.0

The amount of the purchase price allocated to IPR&D was expensed upon acquisition, because the technological feasibility of products under development had not been established and no alternative future uses existed. The IPR&D relates primarily to Emagic's Logic series technology and extensions. At the date of the acquisition, the products under development were between 43%-83% complete, and it was expected that the remaining work would be completed during the Company's fiscal 2003 at a cost of approximately $415,000. The remaining efforts include finalizing user interface design and development, and testing. The fair value of the IPR&D was determined by an independent third-party valuation using the income approach, which reflects the projected free cash flows that will be generated by the IPR&D projects and that are attributable to the acquired technology, and discounting the projected net cash flows back to their present value using a discount rate of 25%.

Acquisition of certain assets of Zayante, Inc., Prismo Graphics, and Silicon Grail

During fiscal 2002 the Company acquired certain technology and patent rights of Zayante, Inc., Prismo Graphics, and Silicon Grail Corporation for a total of $20 million in cash. These transactions have been accounted for as asset acquisitions. The purchase price for these asset acquisitions, except for $1 million identified as contingent consideration which will be allocated to compensation expense over the next 3 years, has been allocated to acquired technology and will be amortized on a straight-line basis over 3 years, except for certain assets acquired from Zayante associated with patent royalty streams that will be amortized over 10 years.

Acquisition of Nothing Real, LLC

During the second quarter of 2002, the Company acquired certain assets of Nothing Real, LLC (Nothing Real), a privately-held company that develops and markets high performance tools designed for the digital image creation market. Of the $15 million purchase price, the Company has allocated $7 million to acquired technology, which will be amortized over its estimated life of 5 years. The remaining $8 million, which has been identified as contingent consideration, rather than recorded as an additional component of the cost of the acquired assets, will be allocated to future compensation expense in the appropriate periods over the next 3 years.

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

The purchase price of approximately $66.1 million consisted of the issuance of approximately 2.4 million shares of the Company's common stock with a fair value of $61.2 million, the issuance of stock options with a fair value of $4.5 million, and $300,000 of direct transaction costs. The fair value of the common stock options issued was determined using a Black-Scholes option pricing model with the following assumptions: volatility of 67%, expected life of 4 years, dividend rate of 0%, and risk-free rate of 4.73%. Total consideration was allocated as follows (in millions):

Net tangible assets acquired	$0.2
Deferred stock compensation	12.8
Identifiable intangible assets	2.6
In-process research and development	10.8
Goodwill	39.7

Total consideration	$66.1

The amount of the purchase price allocated to IPR&D was expensed upon acquisition, because the technological feasibility of products under development had not been established and no alternative future uses existed. The IPR&D relates to technologies representing processes and expertise employed to design, develop, and deploy a functioning, scalable web-based student information system for use by K-12 schools. At the date of the acquisition, the product under development was approximately 50% complete, and it was expected that the remaining 50% would be completed during the Company's fiscal 2002 at a cost of approximately $9.25 million. The remaining efforts, which were completed in 2002, included completion of coding, finalizing user interface design and development, and testing. The fair value of the IPR&D was determined by an independent third-party valuation using the income approach, which reflects the projected free cash flows that will be generated by the IPR&D projects and that are attributable to the acquired technology, and discounting the projected net cash flows back to their present value using a discount rate of 25%. The acquired intangibles are being amortized over their estimated useful lives of three years, respectively. Deferred stock compensation associated with restricted stock and options is being amortized over the required future vesting period of three years.

In the fourth quarter of 2001, an adjustment was made to increase goodwill associated with the acquisition of PowerSchool by $5.9 million due to the identification of previously unidentified loss contingencies that were in existence prior to consummation of the acquisition.

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

Pro Forma Financial Information

The unaudited pro forma financial information below presents the condensed consolidated financial results of the Company assuming that PowerSchool and Spruce, acquired in 2001, had been acquired at the beginning of 2000 and includes the effect of amortization of goodwill and other acquired identifiable intangible assets from that date. The impact of the charge for IPR&D associated with the acquisition of PowerSchool has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisitions taken place at the beginning of 2000. Pro forma information follows (in millions, except per share amounts):

	2001	2000
Net sales	$5,370	$7,994
Net income (loss)	$(44)	$767
Basic earnings (loss) per common share	$(0.13)	$2.35
Diluted earnings (loss) per common share	$(0.13)	$2.11

Note 5—Special Charges

Restructuring Actions

2002 Restructuring Actions

During fiscal 2002, the Company recorded total restructuring charges of approximately $30 million related to actions intended to eliminate certain activities and better align the Company's operating expenses with existing general economic conditions and to partially offset the cost of continuing investments in new product development and investments in the Company's Retail operating segment.

During the fourth quarter of 2002, the Company's management approved and initiated restructuring actions with a total cost of approximately $6 million designed to reduce headcount costs in Corporate operations and sales and to adjust its PowerSchool product strategy. These restructuring actions resulted in the elimination of approximately 180 positions worldwide at a cost of $1.8 million, 161 of which were eliminated by September 28, 2002. Eliminated positions were primarily in Corporate operations, sales, and PowerSchool related research and development. The shift in product strategy at PowerSchool included discontinuing development and marketing of PowerSchool's PSE product. This shift resulted in the impairment of previously capitalized development costs associated with the PSE product in the amount of $4.5 million. As of September 28, 2002, substantially all of the $6 million accrual had been utilized, except for insignificant severance and related costs associated with the 19 remaining positions.

During the first quarter of 2002, the Company's management approved and initiated restructuring actions with a total cost of approximately $24 million. These restructuring actions will result in the elimination of approximately 425 positions worldwide, 415 of which were eliminated by September 28, 2002, at a cost of $8 million. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions. In addition, these restructuring actions also included significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. Related lease and contract cancellation charges totaled $12 million, and charges for asset impairments totaled $4 million. Of the original $24 million restructuring charge made during the first quarter of 2002, approximately $23 million had been spent as of September 28, 2002 and approximately $250,000 was reversed during the second quarter of 2002 due to lower actual costs than originally estimated for certain lease commitments and severance benefits. The remaining $1 million accrual relates primarily to future payments on abandoned operating leases.

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

Executive Bonus

During the first quarter of 2000, the Company's Board of Directors approved a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the Company of approximately $90 million, the majority of which was not tax deductible. Approximately half of the total charge is for the cost of the aircraft. The other half represents all other costs and taxes associated with the bonus. In the fourth quarter of 2002, all significant work and payments associated with the aircraft were complete. Of the original $90 million accrual, $2.4 million remained unspent at the end of fiscal 2002 and was reversed.

Technology Acquisition

As discussed in Note 4, during both 2002 and 2001 in its acquisition of Emagic and PowerSchool, respectively, the Company acquired certain technology that was under development and had no alternative future use. This resulted in the recognition of purchased in-process research and development in the amount of $551,000 for Emagic and $10.8 million for PowerSchool, which was charged to operations upon acquisition.

Note 6—Income Taxes

The provision for income taxes consisted of the following (in millions):

	2002	2001	2000
Federal:
Current	$8	$(20)	$9
Deferred	(28)	(8)	239

	(20)	(28)	248

State:
Current	2	—	—
Deferred	7	(10)	23

	9	(10)	23

Foreign:
Current	29	21	37
Deferred	4	2	(2)

	33	23	35

Provision for income taxes	$22	$(15)	$306

The foreign provision for income taxes is based on foreign pretax earnings of approximately $284 million, $363 million and $1.019 billion in 2002, 2001, and 2000, respectively. As of September 28, 2002, approximately half of the Company's cash, cash equivalents, and short-term investments is held by foreign subsidiaries and is generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation on repatriation to the United States. The Company's consolidated financial statements fully provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the United States. U.S. income taxes have not been provided on a cumulative total of $755 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

As of September 28, 2002 and September 29, 2001, the significant components of the Company's deferred tax assets and liabilities were (in millions):

	2002	2001
Deferred tax assets:
Accounts receivable and inventory reserves	$23	$26
Accrued liabilities and other reserves	102	110
Basis of capital assets and investments	35	54
Tax losses and credits	209	319

Total deferred tax assets	369	509
Less valuation allowance	30	33

Net deferred tax assets	339	476

Deferred tax liabilities:
Unremitted earnings of subsidiaries	308	489
Available-for-sale securities	1	14
Other	26	18

Total deferred tax liabilities	335	521

Net deferred tax asset (liability)	$4	$(45)

As of September 28, 2002, the Company had operating loss carryforwards for federal tax purposes of approximately $72 million, which expire from 2009 through 2021. These carryforwards are comprised of remaining operating loss carryforwards acquired from NeXT and other acquisitions, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company also has Federal credit carryforwards and various state and foreign tax loss and credit carryforwards, the tax effect of which is approximately $94 million and which expire between 2003 and 2022. The remaining benefits from tax losses and credits do not expire. As of September 28, 2002, a valuation allowance of $30 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates primarily to the operating loss carryforwards acquired from NeXT and other acquisitions. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2001, 2000, and 1999) to income (loss) before provision for income taxes, is as follows (in millions):

	2002	2001	2000
Computed expected tax (benefit)	$30	$(18)	$382
State taxes, net of federal effect	7	(7)	15
Indefinitely invested earnings of foreign subsidiaries	—	—	(82)
Nondeductible executive compensation	(1)	—	32
Purchase accounting and asset acquisitions	3	10	—
Change in valuation allowance	(16)	—	(27)
Research & development credit, net	(8)	(5)	(5)
Nondeductible expenses	4	3	—
Other items	3	2	(9)

Provision for (benefit from) income taxes	$22	$(15)	$306

Effective tax rate	25%	30%	28%

The Internal Revenue Service (IRS) has completed audits of the Company's federal income tax returns through 1997. Substantially all IRS audit issues for years through 1997 have been resolved. The IRS is currently auditing the Company's federal income tax returns for fiscal years 1998 through 2000. Management believes that adequate provision has been made for any adjustments that may result from tax examinations.

Note 7—Shareholders' Equity

Stock Repurchase Plan

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. During 2000, the Company repurchased a total of 2.55 million shares of its common stock at a cost of $116 million. During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million. The Company engaged in no transactions relating to the stock repurchase plan in fiscal 2002. Since inception of the repurchase plan, the Company has repurchased or committed to repurchase a total of 6.55 million shares of its common stock at a cost of $217 million.

Preferred Stock

In August 1997, the Company and Microsoft Corporation (Microsoft) entered into a patent cross license and technology agreements. In addition, Microsoft purchased 150,000 shares of Apple Series A nonvoting convertible preferred stock ("preferred stock") for $150 million. These shares were convertible by Microsoft after August 5, 2000, into shares of the Company's common stock at a conversion price of $8.25 per share. During 2000, 74,250 shares of preferred stock were converted to 9 million shares of the Company's common stock. During 2001, the remaining 75,750 preferred shares were converted into 9.2 million shares of the Company's common stock.

Comprehensive Income

The following table summarizes the components of accumulated other comprehensive income, net of taxes, (in millions):

	2002	2001	2000
Unrealized gains on available-for-sale securities	$13	$30	$297
Unrealized gains (losses) on derivative investments	(11)	4	—
Cumulative translation adjustments	(51)	(56)	(53)

Accumulated other comprehensive income (loss)	$(49)	$(22)	$244

The following table summarizes activity in other comprehensive income related to available-for-sale securities, net of taxes (in millions):

	2002	2001	2000
Change in fair value of available-for-sale securities	$(49)	$(183)	$427
Less: adjustment for net (gains) losses realized and included in net income	32	(84)	(272)

Change in unrealized gain on available-for-sale securities	$(17)	$(267)	$155

The tax effect related to the change in unrealized gain on available-for-sale securities was $10 million, $157 million, $(91) million for fiscal 2002, 2001, and 2000, respectively. The tax effect on the reclassification adjustment for net gains included in net income was $10 million, $35 million and $94 million for fiscal 2002, 2001, and 2000, respectively.

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company (in millions):

	2002	2001
Cumulative effect of adopting SFAS No. 133	$—	$12
Changes in fair value of derivatives	4	45
Less: adjustment for net gains realized and included in net income	(19)	(53)

Change in unrealized gain on derivatives	$(15)	$4

The tax effect related to the cumulative effect of adopting SFAS No. 133 was $(5) as of September 29, 2001. The tax effect related to the changes in fair value of derivatives was $(2) million and $(19) million for fiscal 2002 and 2001, respectively. The tax effect related to derivative gains reclassified from OCI was $8 million and $23 million for fiscal 2002 and 2001, respectively.

Note 8—Employee Benefit Plans

1998 Executive Officer Stock Plan

The 1998 Executive Officer Stock Plan (the 1998 Plan) is a shareholder approved plan which replaced the 1990 Stock Option Plan terminated in April 1998, the 1981 Stock Option Plan terminated in October 1990, and the 1987 Executive Long Term Stock Option Plan terminated in July 1995. Options granted before these plans' termination dates remain outstanding in accordance with their terms. Options may be granted under the 1998 Plan to the Chairman of the Board of Directors, executive officers of the Company at the level of Senior Vice President and above, and other key employees. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire 10 years after the grant date. The 1998 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, and stock purchase rights.

1997 Employee Stock Option Plan

In August 1997, the Company's Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Options may be granted under the 1997 Plan to employees at not less than the fair market value on the date of grant. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire 10 years after the grant date.

1997 Director Stock Option Plan

In August 1997, the Company's Board of Directors adopted a shareholder approved Director Stock Option Plan (DSOP) for non-employee directors of the Company. Initial grants of 30,000 options under the DSOP vest in three equal installments on each of the first through third anniversaries of the date of grant, and subsequent annual grants of 10,000 options are fully vested at grant. Prior to adoption of the DSOP, 60,000 options were granted in total to two then-current members of the Company's Board of Directors.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. During 2002, 2001, and 2000, 1.8 million, 1.8 million and 766,000 shares, respectively, were issued under the Purchase Plan. As of September 28, 2002, approximately 2.1 million shares were reserved for future issuance under the Purchase Plan.

Employee Savings Plan

The Company has an employee savings plan (the Savings Plan) qualifying as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit ($11,000 for calendar year 2002). The Company matches 50% to 100% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. The Company's matching contributions to the Savings Plan were approximately $19 million, $17 million, and $16 million in 2002, 2001, and 2000, respectively.

Stock Option Activity

A summary of the Company's stock option activity and related information for the years ended September 28, 2002, September 29, 2001 and September 30, 2000 follows (option amounts are presented in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at 9/25/99	41,727	36,808	$13.20
Additional Options Authorized	13,500	—	—
Options Granted	(45,662)	45,662	$46.52
Options Cancelled	4,846	(4,846)	$28.42
Options Exercised	—	(6,866)	$9.62
Plan Shares Expired	(2,881)	—	—

Balance at 9/30/00	11,530	70,758	$34.01
Additional Options Authorized	27,000	—	—
Options Granted	(34,857)	34,857	$18.58
Options Cancelled	6,605	(6,605)	$29.32
Options Exercised	—	(1,831)	$10.05
Plan Shares Expired	(203)	—	—

Balance at 9/29/01	10,075	97,179	$29.24
Additional Options Authorized	15,000	—	—
Options Granted	(23,239)	23,239	$19.89
Options Cancelled	4,737	(4,737)	$30.98
Options Exercised	—	(6,251)	$11.99
Plan Shares Expired	(2)	—	—

Balance at 9/28/02	6,571	109,430	$28.17

The options outstanding as of September 28, 2002, have been segregated into five ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
	Options Outstanding as of September 28, 2002	Weighted-Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of September 28, 2002	Weighted Average Exercise Price
$0.83-$17.31	22,000	6.63	$14.26	13,459	$12.74
$17.32-$18.50	26,785	8.32	$18.40	10,138	$18.38
$18.51-$25.93	20,851	8.86	$21.35	4,902	$21.14
$25.94-$43.59	21,492	7.27	$42.92	20,896	$43.16
$43.60-$69.78	18,302	7.37	$49.64	8,529	$49.71

$0.83-$69.78	109,430	7.72	$28.17	57,924	$30.85

The Company had exercisable options to purchase 42.1 million shares outstanding as of September 29, 2001 with a weighted average exercise price of $32.15. As of September 30, 2000, the Company had exercisable options outstanding to purchase 23.7 million shares with a weighted average exercise price of $31.94.

Note 9—Stock-Based Compensation

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

	2002	2001	2000
Expected life of stock options	4 years	4 years	4 years
Expected life of stock purchases	6 months	6 months	6 months
Interest rate—stock options	2.90%	4.90%	6.20%
Interest rate—stock purchases	2.71%	5.97%	6.21%
Volatility—stock options	64%	66%	67%
Volatility—stock purchases	51%	90%	60%
Dividend yields	0	0	0
Weighted-average fair value of options granted during the year	$10.11	$10.15	$25.92
Weighted-average fair value of stock purchases during the year	$6.73	$11.15	$10.66

For purposes of pro forma disclosures, the estimated fair value of the options and shares are amortized to pro forma net income over the options' vesting period and the shares' plan period. The Company's pro forma information for each of the last three fiscal years follows (in millions, except per share amounts):

	2002	2001	2000
Net income (loss)—as reported	$65	$(25)	$786
Net income (loss)—pro forma	$(164)	$(396)	$483
Net income (loss) per common share—as reported
Basic	$0.18	$(0.07)	$2.42
Diluted	$0.18	$(0.07)	$2.18
Net income (loss) per common share—pro forma
Basic	$(0.46)	$(1.15)	$1.49
Diluted	$(0.46)	$(1.15)	$1.38

Note 10—Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under noncancelable operating lease arrangements. The major facilities leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 12 years and often contain multi-year renewal options. Rent expense under all operating leases, including both cancelable and noncancelable leases, was $92 million, $80 million, and $72 million in 2002, 2001, and 2000, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 28, 2002, are as follows (in millions):

Fiscal Years
2003	$83
2004	78
2005	66
2006	55
2007	42
Later years	140

Total minimum lease payments	$464

Concentrations in the Available Sources of Supply of Materials and Product

Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application-specific integrated circuits, or ("ASICs")) are currently obtained by the Company from single or limited sources. Some other key components, while currently available to the Company from multiple sources, are at times subject to industry-wide availability and pricing pressures. In addition, the Company uses some components that are not common to the rest of the personal computer industry, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. If the supply of a key single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Finally, significant portions of the Company's CPUs, logic boards, and assembled products are now manufactured by outsourcing partners, the majority of which occurs in various parts of Asia. Although the Company works closely with its outsourcing partners on manufacturing schedules and levels, the Company's operating results could be adversely affected if its outsourcing partners were unable to meet their production obligations.

Contingencies

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company's publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company's motion to dismiss for failure to state a cause of action, with leave to plaintiffs to amend their complaint within thirty days.

The Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

The parliament of the European Union is working on finalizing the Waste Electrical and Electronic Equipment Directive (the Directive). The Directive makes producers of electrical goods, including personal computers, financially responsible for the collection, recycling, and safe disposal of past and future products. The Directive must now be approved and implemented by individual European Union governments by June 2004, while the producers' financial obligations are scheduled to start June 2005. The Company's potential liability resulting from the Directive related to past sales of its products and expenses associated with future sales of its product may be substantial. However, because it is likely that specific laws, regulations, and enforcement policies will vary significantly between individual European member states, it is not currently possible to estimate the Company's existing liability or future expenses resulting from the Directive. As the European Union and its individual member states clarify specific requirements and policies with respect to the Directive, the Company will continue to assess its potential financial impact. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant.

Note 11—Segment Information and Geographic Data

The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company's Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. The Retail segment operates Apple-owned retail stores in the United States. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company's subsidiary, Filemaker, Inc. Each reportable geographic operating segment provides similar products and services, and the accounting policies of the various segments are the same as those described in the Summary of Significant Accounting Policies in Note 1, except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are based on the location of the customers. Operating income for each segment includes revenue from third-parties, cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress which is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $106 million in 2002 and $92 million in 2001.

Operating income for all segments except Retail includes cost of sales at standard cost. Certain manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses.

To assess the operating performance of the Retail segment several significant items are included in its results for internal management reporting that are not included in results of the Company's other segments. First, cost of sales for the Retail segment includes a mark-up above the Company's standard cost to approximate the price normally charged to the Company's major channel partners in the United States. For the twelve-month period ended September 28, 2002 and September 29, 2001, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $52 million and $4 million, respectively. Second, the Retail segment includes in its net sales proceeds from sales of the Company's extended warranty and support contracts. This treatment is consistent with how the Company's major channel partners account for the sale of the Company's extended warranty and support contracts. Because the revenue from these contracts has yet to be earned by the Company, an offset to this amount is reflected as a decrease in other segments' net sales. For the twelve-month period ended September 28, 2002, this resulted in the recognition of additional net sales by the Retail segment, and an offsetting reduction to other segments' net sales of $4.8 million. This amount was insignificant in 2001. Third, a portion of the operating expenses associated with certain high profile retail stores are allocated from the Retail segment to corporate marketing expense. Allocation of these expenses reflects the unique nature of these stores which, given their larger size and extraordinary design elements, function as vehicles for general corporate marketing, corporate events, and brand awareness. Allocated operating costs are those in excess of operating costs incurred by one of the Company's more typical retail locations. Stores were open in two such high profile locations in New York and Los Angeles as of September 28, 2002, both of which were opened in fiscal 2002. Expenses allocated to corporate marketing resulting from the operations of these two stores was $1 million in 2002.

Summary information by operating segment follows (in millions):

	2002	2001	2000
Americas:
Net sales	$3,088	$2,996	$4,298
Operating income	$280	$133	$614
Depreciation and amortization	$4	$4	$5
Segment assets(a)	$395	$334	$618
Europe:
Net sales	$1,251	$1,249	$1,817
Operating income	$122	$68	$243
Depreciation and amortization	$4	$6	$4
Segment assets	$165	$137	$248
Japan:
Net sales	$710	$713	$1,345
Operating income	$140	$98	$352
Depreciation and amortization	$2	$2	$2
Segment assets	$50	$44	$137
Retail:
Net sales	$283	$19	—
Operating income	$(22)	$(21)	—
Depreciation and amortization(b)	$16	$2	—
Segment assets(b)	$141	$46	—
Other Segment:
Net sales	$410	$386	$523
Operating income	$88	$63	$137
Depreciation and amortization	$2	$2	$3
Segment assets	$67	$70	$95

  (a)
  The Americas asset figures do not include fixed assets held in the United States. Such fixed assets are not allocated specifically to the Americas segment and are included in the corporate assets figures below.

  (b)
  Retail segment depreciation and asset figures reflect the cost and related depreciation of its retail stores and related infrastructure. Retail store construction-in-progress, which is not subject to depreciation, is reflected in corporate assets.

A reconciliation of the Company's segment operating income, and assets to the consolidated financial statements follows (in millions):

	2002	2001	2000
Segment operating income	$608	$341	$1,346
Corporate expenses, net	(562)	(674)	(726)
Purchased in-process research and development	(1)	(11)	—
Restructuring costs	(30)	—	(8)
Executive bonus	2	—	(90)

Consolidated operating income	$17	$(344)	$522

Segment assets	$818	$630	$1,098
Corporate assets	$5,480	$5,391	$5,705

Consolidated assets	$6,298	$6,021	$6,803

Segment depreciation and amortization	$28	$16	$14
Corporate depreciation and amortization	90	86	70

Consolidated depreciation and amortization	$118	$102	$84

A large portion of the Company's net sales is derived from its international operations. Also, a majority of the raw materials used in the Company's products is obtained from sources outside of the United States, and a majority of the products sold by the Company is assembled internationally in the Company's facilities in Cork, Ireland and Singapore or by third-party vendors in Taiwan, Korea, Mexico, the People's Republic of China, and the Czech Republic. As a result, the Company is subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight charges. During 2000, a single distributor, Ingram Micro Inc. accounted for approximately 11.5% of the Company's net sales. Net sales during 2000 to Ingram Micro Inc. in the Americas and Europe segments were $651 million and $255 million, respectively. Net sales to Ingram Micro Inc. in all other segments were $14 million. No other single customer accounted for more than 10% of net sales in 2000. No single customer accounted for more than 10% of net sales in 2002 or 2001.

Net sales and long-lived assets related to operations in the United States, Japan, and other foreign countries are as follows (in millions):

	2002	2001	2000
Net Sales:
United States	$3,272	$2,936	$4,145
Japan	710	713	1,345
Other Foreign Countries	1,760	1,714	2,493

Total Net Sales	$5,742	$5,363	$7,983

Long-Lived Assets:
United States	$561	$498	$387
Japan	2	3	5
Other Foreign Countries	69	77	52

Total Long-Lived Assets	$632	$578	$444

Information regarding net sales by product is as follows (in millions):

	2002	2001	2000
Net Sales:
Power Macintosh(a)	$1,380	$1,664	$2,747
PowerBook	831	813	948
iMac	1,448	1,117	2,381
iBook	875	809	809
Software, Service, and Other Net Sales	1,208	960	1,098

Total Net Sales	$5,742	$5,363	$7,983

  (a)
  Includes server sales and amounts previously reported as G4 Cube.

Note 12—Earnings Per Common Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income (loss) and per share amounts):

For the Years Ended	September 28, 2002	September 29, 2001	September 30, 2000
Numerator (in millions):
Income (loss) before accounting change	$65	$(37)	$786

Denominator:
Weighted-average shares outstanding	355,022	345,613	324,568
Effect of dilutive securities:
Convertible preferred stock	—	—	17,914
Dilutive options	6,763	—	17,842

Dilutive potential common shares	6,763	—	35,756

Denominator for diluted earnings (loss) per share	361,785	345,613	360,324

Basic earnings (loss) per share before accounting change	$0.18	$(0.11)	$2.42
Cumulative effect of accounting change, net of tax	—	$0.04	—

Basic earnings (loss) per share after accounting change	$0.18	$(0.07)	$2.42

Diluted earnings (loss) per share before accounting change	$0.18	$(0.11)	$2.18
Cumulative effect of accounting change, net of tax	—	$0.04	—

Diluted earnings (loss) per share after accounting change	$0.18	$(0.07)	$2.18

Options to purchase 101.8 million shares of common stock were outstanding at the end of 2002 that were not included in the computation of diluted earnings per share for that year because the options' exercise price was greater than the average market price of the Company's common shares for that year and, therefore, the effect would be antidilutive. At September 29, 2001, the Company had options to purchase 97.2 million shares of its common stock outstanding, all of which were excluded from the computation of diluted loss per share for 2001 because the effect would have been antidilutive. Options to purchase 2.5 million shares of common stock were outstanding at the end of 2000 that were not included in the computation of diluted earnings per share for that year because the options' exercise price was greater than the average market price of the Company's common shares for that year and, therefore, the effect would be antidilutive.

Note 13—Related Party Transactions

Mr. Jerome York, a member of the Board of the Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. ("MicroWarehouse") in January 2000. He also serves as its Chairman, President and Chief Executive Officer. MicroWarehouse is a multi-billion dollar specialty catalog and online retailer and direct marketer of computer products, including products made by the

Company, through its MacWarehouse catalog. MicroWarehouse accounted for 3.3% and 2.89% of the Company's net sales in 2002 and 2001, respectively. Trade receivables from MicroWarehouse were $20.9 million and $7.6 million as of September 28, 2002, and September 29, 2001, respectively. These receivables are subject to the same credit risk as the Company's other trade receivables. In addition, the Company purchases miscellaneous equipment and supplies from MicroWarehouse. Total purchases amounted to approximately $2.9 million in 2002 and $3.4 million in 2001.

In March 2002, the Company entered into a Reimbursement Agreement with its Chief Executive Officer, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Reimbursement Agreement is effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. During 2002, the Company recognized a total of $1,168,000 in expenses pursuant to this reimbursement agreement related to expenses incurred by Mr. Jobs during 2001 and 2002.

In connection with a relocation assistance package, the Company loaned Mr. Ronald B. Johnson, Senior Vice President, Retail, $1.5 million for the purchase of his principal residence. The loan is secured by a deed of trust and is due and payable in May 2004. Under the terms of the loan, Mr. Johnson agreed that should he exercise any of his stock options prior to the due date of the loan, that he would pay the Company an amount equal to the lesser of (1) an amount equal to 50% of the total net gain realized from the exercise of the options; or (2) $375,000 multiplied by the number of years between the exercise date and the date of the loan.

Note 14—Selected Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Tabular amounts in millions, except per share amounts)
2002
Net sales	$1,443	$1,429	$1,495	$1,375
Gross margin	$381	$391	$409	$422
Net income (loss)	$(45)	$32	$40	$38
Earnings (loss) per common share:
Basic	$(0.13)	$0.09	$0.11	$0.11
Diluted	$(0.13)	$0.09	$0.11	$0.11
2001
Net sales	$1,450	$1,475	$1,431	$1,007
Gross margin	$437	$434	$385	$(21)
Net income (loss)	$66	$61	$43	$(195)
Earnings (loss) per common share:
Basic	$0.19	$0.17	$0.12	$(0.58)
Diluted	$0.19	$0.17	$0.12	$(0.58)

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Net income for the fourth quarter of 2002 included several non-recurring items, net of tax: the write-down of certain equity investments totaling $49 million; a restructuring charge of $4 million; an in-process research and development charge of approximately $1 million; and the reversal of a portion of a previous executive compensation expense resulting in a favorable impact of $2 million. Net income for the first quarter of 2002 included a restructuring charge, net of tax, $18 million. Net income during the first quarter of 2002 also included gains, net of tax, of $17 million related to non-current investments.

Net income during the fourth, third, second, and first quarters of 2001 included after-tax net gains related to non-current investments of $1 million, $8 million, $4 million, and $41 million, respectively. Net income for the third quarter of 2001 included an after-tax charge for purchased IPR&D of $8 million associated with the Company's acquisition of PowerSchool. Net income for the first quarter of 2001 includes an after-tax favorable cumulative-effect-type adjustment for the adoption of SFAS No. 133 of $12 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Apple Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Apple Computer, Inc. and subsidiaries as of September 28, 2002 and September 29, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Computer, Inc. and subsidiaries as of September 28, 2002 and September 29, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002 and changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Mountain View, California
October 15, 2002

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Listed below are the Company's five directors whose terms expire at the next annual meeting of shareholders.

Name	Position With the Company	Age	Director Since
William V. Campbell	Director	62	1997
Millard S. Drexler	Director	58	1999
Steven P. Jobs	Director and Chief Executive Officer	47	1997
Arthur D. Levinson	Director	52	2000
Jerome B. York	Director	64	1997

William V. Campbell has been Chairman of the Board of Directors of Intuit, Inc. (Intuit) since August 1998. From September 1999 to January 2000, Mr. Campbell acted as Chief Executive Officer of Intuit. From April 1994 to August 1998, Mr. Campbell was President and Chief Executive Officer and a director of Intuit. From January 1991 to December 1993, Mr. Campbell was President and Chief Executive Officer of GO Corporation. Mr. Campbell also serves on the board of directors of SanDisk Corporation and Loudcloud, Inc.

Millard S. Drexler was Chief Executive Officer of Gap Inc. from 1995 and President from 1987 until September 2002. Mr. Drexler was also a member of the Board of Directors of Gap Inc. from November 1983 until October 2002. He also served as the President of the Gap Division from 1983 to 1987.

Steven P. Jobs is one of the Company's co-founders and currently serves as its Chief Executive Officer. Mr. Jobs is also the Chairman and Chief Executive Officer of Pixar Animation Studios. In addition, Mr. Jobs co-founded NeXT Software, Inc. (NeXT) and served as the Chairman and Chief Executive Officer of NeXT from 1985 until 1997 when NeXT was acquired by the Company.

Arthur D. Levinson, Ph.D. has been President, Chief Executive Officer and a director of Genentech Inc. (Genentech) since July 1995. Dr. Levinson has been Chairman of the Board of Directors of Genentech since September 1999. He joined Genentech in 1980 and served in a number of executive positions, including Senior Vice President of R&D from 1993 to 1995.

Jerome B. York is Chairman and Chief Executive Officer of Micro Warehouse, Inc. Previously, he was Vice Chairman of Tracinda Corporation from September 1995 to October 1999. In May 1993, he joined International Business Machines Corporation (IBM) as Senior Vice President and Chief Financial Officer, and he served as a director of IBM from January 1995 to August 1995. Prior to joining IBM, Mr. York served in a number of executive positions at Chrysler Corporation, including Executive Vice President-Finance and Chief Financial Officer from May 1990 to May 1993. He also served as a director of Chrysler Corporation from 1992 to 1993. Mr. York is also a director of Tyco International Ltd. and Metro-Goldwyn- Mayer, Inc.

In September 2002, Lawrence J. Ellison resigned as a director. Mr. Ellison had served as a director since 1997.

Executive Officers

The following sets forth certain information regarding executive officers of the Company. Information pertaining to Mr. Jobs, who is both a director and an executive officer of the Company, may be found in the section entitled "Directors."

Fred D. Anderson, Executive Vice President and Chief Financial Officer (age 58), joined the Company in April 1996. Prior to joining the Company, Mr. Anderson was Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc., a position he held from August 1992 to March 1996. Mr. Anderson also serves as a director of 3Com Corporation.

Timothy D. Cook, Executive Vice President, Worldwide Sales and Operations (age 42), joined the Company in February 1998. Prior to joining the Company, Mr. Cook held the position of Vice President, Corporate Materials for Compaq Computer Corporation (Compaq). Previous to his work at Compaq, Mr. Cook was the Chief Operating Officer of the Reseller Division at Intelligent Electronics. Mr. Cook also spent 12 years with IBM, most recently as Director of North American Fulfillment.

Nancy R. Heinen, Senior Vice President, General Counsel and Secretary (age 46), joined the Company in September 1997. Prior to joining the Company, Ms. Heinen held the position of Vice President, General Counsel and Secretary of the Board of Directors at NeXT from February 1994 until the acquisition of NeXT by the Company in February 1997.

Ronald B. Johnson, Senior Vice President, Retail (age 44), joined the Company in January 2000. Prior to joining the Company, Mr. Johnson spent 10 years with Target Stores, most recently as Senior Merchandising Executive.

Peter Oppenheimer, Senior Vice President of Finance and Corporate Controller (age 40), joined the Company in July 1996. Mr. Oppenheimer also served with the Company in the position of Vice President and Corporate Controller and as Senior Director of Finance for the Americas. Prior to joining the Company, Mr. Oppenheimer was CFO of one of the four business units for Automatic Data Processing (ADP). Prior to joining ADP, Mr. Oppenheimer spent six years in the Information Technology Consulting Practice with Coopers and Lybrand.

Jonathan Rubinstein, Senior Vice President, Hardware Engineering (age 46), joined the Company in February 1997. Before joining the Company, Mr. Rubinstein was Executive Vice President and Chief Operating Officer of FirePower Systems Incorporated, from May 1993 to August 1996. Mr. Rubinstein also serves as a member of the Board of Directors of Immersion Corporation.

Philip W. Schiller, Senior Vice President, Worldwide Product Marketing (age 42), rejoined the Company in 1997. Prior to rejoining the Company, Mr. Schiller was Vice President of Product Marketing at Macromedia, Inc. from December 1995 to March 1997 and was Director of Product Marketing at FirePower Systems, Inc. from 1993 to December 1995. Prior to that Mr. Schiller spent six years at the Company in various marketing positions.

Sina Tamaddon, Senior Vice President, Applications (age 45), joined the Company in September 1997. Mr. Tamaddon has also served with the Company in the position of Senior Vice President Worldwide Service and Support, and Vice President and General Manager, Newton Group. Before joining the Company, Mr. Tamaddon held the position of Vice President, Europe with NeXT from September 1996 through March 1997. From August 1994 to August 1996, Mr. Tamaddon held the position of Vice President, Professional Services with NeXT.

Avadis Tevanian, Jr., Ph.D., Senior Vice President, Software Engineering (age 41), joined the Company in February 1997 upon the Company's acquisition of NeXT. With NeXT, Dr. Tevanian held several positions, including Vice President, Engineering, from April 1995 to February 1997. Prior to April 1995, Dr. Tevanian worked as an engineer with NeXT and held several management positions.

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

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that, during fiscal year 2002, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

Information Regarding Executive Compensation

The following table summarizes compensation information for the last three fiscal years for (i) Mr. Jobs, Chief Executive Officer and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of the fiscal year (collectively, the Named Executive Officers).

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Securities Underlying Options* (#)	All Other Compensation ($)
Steven P. Jobs Chief Executive Officer	2002 2001 2000	1 1 1	2,268,698 43,511,534	(1) (1)	7,500,000 — 20,000,000	1,302,795 40,484,594 —	(1) (1)
Fred D. Anderson Executive Vice President and Chief Financial Officer	2002 2001 2000	656,631 657,039 660,414	— — —		— 1,000,000 —	11,000 7,312 6,750	(2) (2) (2)
Timothy D. Cook Executive Vice President, Worldwide Sales and Operations	2002 2001 2000	563,829 452,219 451,673	— 500,000 —	(3)	— 1,000,000 —	8,025 7,875 6,352	(2) (2) (2)
Jonathan Rubinstein Senior Vice President, Hardware Engineering	2002 2001 2000	452,588 469,737 451,949	— — —		— 1,000,000 —	9,996 7,875 6,577	(2) (2) (2)
Avadis Tevanian, Jr. Ph.D Senior Vice President, Software Engineering	2002 2001 2000	492,212 460,873 451,673	— 500 —	(4)	— 1,000,000 —	10,700 10,200 10,200	(2) (2) (2)

(1)
In December 1999, Mr. Jobs was given a special executive bonus for serving as the Company's interim Chief Executive Officer for past services, in the form of an aircraft with a total cost to the Company of approximately $90,000,000. This amount was previously reported as a bonus for fiscal year 2000 in the Company's 2000 Form 10-K and 2000 Proxy Statement. Because the aircraft was transferred to Mr. Jobs in 2001, the amount of approximately $43.5 million paid by the Company during fiscal year 2001 towards the purchase of the plane and the related tax assistance of approximately $40.5 million was reported as income to Mr. Jobs. In fiscal 2002, approximately $2.27 million paid by the Company towards the purchase of the plane and approximately $1.3 million in related tax assistance was reported as income to Mr. Jobs. Accordingly, the $90 million previously reported as a bonus in 2000 has been removed from the table above, and the amounts reported as taxable income by Mr. Jobs related to the aircraft during each of fiscal 2001 and 2002 is reported as compensation.

(2)
Consists of matching contributions made by the Company in accordance with the terms of the 401(k) plan.

(3)
A special executive bonus was given to Mr. Cook for accepting the position of Senior Vice President, Worldwide Sales Service & Support in addition to holding the position of Senior Vice President Operations. In January 2002, Mr. Cook was named Executive Vice President, Worldwide Sales and Operations.

(4)
Patent award.

Option Grants in Last Fiscal Year

The following table provides information about option grants to the Named Executive Officers during fiscal year 2002.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year(1)			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name			Exercise or Base Price ($/Sh)(2)
				Expiration Date	5% ($)	10% ($)
Steven P. Jobs	7,500,000	32.27%	$18.30	10/19/2011	$86,315,788	$218,741,153
Fred D. Anderson	—	—	—	—	—	—
Timothy D. Cook	—	—	—	—	—	—
Jonathan Rubinstein	—	—	—	—	—	—
Avadis Tevanian, Jr.	—	—	—	—	—	—

(1)
Based on an aggregate of 23,239,444 options granted to all employees during fiscal year 2002. Options granted in fiscal year 2002 typically vest over four years in sixteen equal quarterly increments. Options granted to executive officers including those granted to the Named Executive Officers typically vest in four equal annual installments commencing on the first anniversary of the date of grant. Of the options granted to Mr. Jobs, 25% were vested as of the date of grant and the remainder vest in three equal annual installments commencing on the first anniversary of the date of grant.

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

Options Exercised and Year-End Option Holdings

The following table provides information about stock option exercises by the Named Executive Officers during fiscal year 2002 and stock options held by each of them at fiscal year-end.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)			Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Steven P. Jobs	—	—	21,935,000	(3)	5,625,000	$193,200	$0
Fred D. Anderson	583,332	$10,122,169	600,000		1,350,000	$0	$0
Timothy D. Cook	700,000	$10,710,393	250,000		1,350,000	$0	$0
Jonathan Rubinstein	—	—	1,050,000		1,350,000	$3,960,000	$0
Avadis Tevanian, Jr.	87,920	$1,514,782	1,050,000		1,350,000	$2,996,283	$0

(1)
Market value of underlying securities (based on the fair market value of Common Stock on the Nasdaq National Market) at the time of exercise, minus the exercise price.

(2)
Market value of securities underlying in-the-money options at the end of fiscal year 2002 (based on $14.72 per share, the closing price of Common Stock on the Nasdaq National Market on September 28, 2002), minus the exercise price.

(3)
Includes 60,000 options granted to Mr. Jobs in his capacity as a director pursuant to the 1997 Director Stock Option Plan.

Director Compensation

In 1997, the Company ended its practice of paying cash retainers and fees to directors, and approved the Apple Computer, Inc. 1997 Director Stock Option Plan (the Director Plan). The Director Plan was approved by the shareholders in April 1998 and 800,000 shares have been reserved for issuance under the Director Plan. Pursuant to the Director Plan, the Company's non-employee directors are granted an option to acquire 30,000 shares of Common Stock upon their initial election to the Board (Initial Options). On the fourth anniversary of a non-employee director's initial election to the Board and on each subsequent anniversary, the director will be entitled to receive an option to acquire 10,000 shares of Common Stock (Annual Options). Initial Options vest and become exercisable in equal annual installments on each of the first through third anniversaries of the date of grant. Annual Options are fully vested and immediately exercisable on their date of grant. As of the end of the fiscal year, there were options for 360,000 shares outstanding under the Director Plan. Since accepting the position of CEO, Mr. Jobs is no longer eligible for grants under the Director Plan.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. William V. Campbell, Millard S. Drexler and Arthur B. Levinson, none of whom are employees of the Company and all of whom are considered "independent" directors under the applicable NASDAQ rules. During fiscal 2002, William V. Campbell, Arthur D. Levinson and Jerome B. York served as members of the Compensation Committee, none of whom were employees of the Company. No person who was an employee of the Company in fiscal year 2002 served on the Compensation Committee. During fiscal year 2002, Mr. Jobs served as a director of Gap Inc. ("Gap") (though not on the compensation committee of that board of directors) and Mr. Drexler served as a director of the Company. Mr. Jobs resigned as a director of Gap in September 2002. Mr. Drexler resigned as president and CEO of Gap in September 2002 and resigned as a director of Gap in October 2002. Subsequently, in November 2002, Mr. York resigned from the committee, and Mr. Drexler was appointed as a member of the Compensation Committee. No executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of October 31, 2002 (the "Table Date") with respect to the beneficial ownership of the Company's Common Stock by (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Named Executive Officer listed in the Summary Compensation Table under the heading "Executive Compensation;" and (iv) all directors and executive officers as a group. On the Table Date, 359,007,837 shares of Common Stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

Security Ownership of Directors, Nominees and Executive Officers

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Common Stock Outstanding
Lord, Abbett & Co	29,381,015	(2)	7.56%
Steven P. Jobs	23,810,002	(3)	6.22%
Fred D. Anderson	602,672	(4)	*
William V. Campbell	80,502	(5)	*
Timothy D. Cook	253,091	(6)	*
Millard S. Drexler	80,000	(7)	*
Arthur D. Levinson	221,600	(8)	*
Jonathan Rubinstein	1,058,275	(9)	*
Avadis Tevanian, Jr.	1,051,252	(10)	*
Jerome B. York	100,000	(5)	*
All executive officers and directors as a group (14 persons)	29,376,803		7.56%

(1)
Represents shares of Common Stock held and/or options held by such individuals that were exercisable at the Table Date or within 60 days thereafter.

(2)
Based on a Form 13F-HR/A filed October 10, 2002 by Lord, Abbett & Co., 767 Fith Avenue, New York, NY 10153.

(3)
Includes 23,810,000 shares of Common Stock which Mr. Jobs has the right to acquire by exercise of stock options.

(4)
Includes 600,000 shares of Common Stock which Mr. Anderson has the right to acquire by exercise of stock options.

(5)
Includes 80,000 shares of Common Stock which Messrs. Campbell and York each have the right to acquire by exercise of stock options.

(6)
Includes 250,000 shares of Common Stock which Mr. Cook has the right to acquire by exercise of stock options.

(7)
Includes 60,000 shares of Common Stock which Mr. Drexler has the right to acquire by exercise of stock options.

(8)
Includes 1,400 shares of Common Stock which Mr. Levinson holds indirectly and 20,000 shares of Common Stock which Mr. Levinson has the right to acquire by exercise of stock options.

(9)
Includes 1,050,000 shares of Common Stock which Mr. Rubinstein has the right to acquire by exercise of stock options.

(10)
Includes 1,050,000 shares of Common Stock which Dr. Tevanian has the right to acquire by exercise of stock options.

*
Represents less than 1% of the issued and outstanding shares of Common Stock on the Table Date.

Equity Compensation Plan Information

The following table sets forth certain information, as of September 28, 2002, concerning shares of common stock authorized for issuance under all of the Company's equity compensation plans (shares in thousands).

	(a) Number of Securities to be Issued Upon Exercise of Options	(b) Weighted Average Exercise price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	44,867	$29.75	7,497	(1)
Equity compensation plans not approved by shareholders	64,563	$27.07	1,221	(2)

Total equity compensation plans	109,430	$28.17	8,718

(1)
This number includes 2,146,906 shares of common stock reserved for issuance under the Employee Stock Purchase Plan, 360,000 shares available for issuance under the 1997 Director Stock Option Plan and 4,989,890 shares available for issuance under the 1998 Executive Officer Stock Plan. It does not include shares under the 1990 Stock Option Plan which was terminated in 1997. No new options can be granted under the 1990 Stock Option Plan.

(2)
Reflects shares authorized for future issuance under the 1997 Employee Stock Option Plan.

1997 Employee Stock Option Plan

In August 1997, the Company's Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Options may be granted under the 1997 Plan to employees at not less than the fair market value on the date of grant. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire 10 years after the grant date.

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

In addition, options granted to the Named Executive Officers generally provide that in the event there is a "change in control", as defined in the Company's stock option plans, and if in connection with or following such "change in control", their employment is terminated without "Cause" or if they should resign for "Good Reason", those options outstanding that are not yet vested and exercisable as of the date of such "change in control" shall become fully vested and exercisable. Generally, "Cause" is defined to include a felony conviction, willful disclosure of confidential information or willful and continued failure to perform his or her employment duties. "Good Reason" includes resignation of employment as a result of a substantial diminution in position or duties, or an adverse change in title or reduction in annual base salary.

Item 13. Certain Relationships and Related Transactions

In connection with a relocation assistance package, the Company loaned Mr. Johnson (Senior Vice President, Retail) $1,500,000 for the purchase of his principal residence. The loan is secured by a deed of trust and is due and payable in May 2004. Under the terms of the loan, Mr. Johnson agreed that should he exercise any of his stock options prior to the due date of the loan, that he would pay the Company an amount equal to the lesser of (1) an amount equal to 50% of the total net gain realized from the exercise of the options; or (2) $375,000 multiplied by the number of years between the exercise date and the date of the loan. The largest amount of the indebtedness outstanding on this loan during fiscal year 2002 was $1,500,000.

Mr. Jerome York, a member of the Board of the Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. (MicroWarehouse) in January 2000. He also serves as its Chairman, President and Chief Executive Officer. MicroWarehouse is a multi-billion dollar specialty catalog and online retailer and direct marketer of computer products, including products made by the Company, through its MacWarehouse catalogue. During fiscal year 2002, MicroWarehouse accounted for 3.3% of the Company's net sales. The Company also purchases products from MicroWarehouse for its own internal use.

In March 2002, the Company entered into a Reimbursement Agreement with its Chief Executive Officer, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Reimbursement Agreement is effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. During 2002, the Company recognized a total of $1,168,000 in expenses pursuant to this reimbursement agreement related to expenses incurred by Mr. Jobs during 2001 and 2002.

Item 14. Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

PART IV

Item 15. Exhibits

(a)
Items Filed as Part of Report:

1.
Financial Statements

    The financial statements of the Company filed as part of this report on Form 10-K are set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

  2.
  Financial Statement Schedules

    All financial statement schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto under Part II, Item 8 of this Form 10-K.

  3.
  Exhibits

    The following exhibits are filed as part of this Form 10-K.

Exhibit Number	Description
10.A.49**	1997 Employee Stock Option Plan, as amended through October 19, 2001.
21	Subsidiaries of Apple Computer, Inc.
23.1	Consent of KPMG LLP
99.1	Certificate of Apple Computer, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  **
  Represents a management contract or compensatory plan or arrangement

(b)
Reports on Form 8-K

  The Company filed a current report on Form 8-K on August 8, 2002, to report that the Company had submitted to the Securities and Exchange Commission the Statements under Oath of Principal Executive Officer and Principal Financial Officer in accordance with the SEC's June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

  The Company filed a current report on Form 8-K on August 1, 2002, to report the filing of a SEC Form 4 Statement of Changes in Beneficial Ownership filed with the Securities and Exchange Commission by Mr. Arthur Levinson on August 2, 2002.

(c)
Exhibits Incorporated by Reference

Exhibit Number	Notes*	Description
3.1	88-S3	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.
3.2	00/3Q	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.
3.3	00/3Q	By-Laws of the Company, as amended through April 20, 2000.
4.2	94/2Q	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York (the Indenture").

4.3	94/2Q	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.
4.5	94/2Q	Form of the Company's 6 1/2% Notes due 2004.
4.8	96-S3/A	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.
4.9	97K	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer Inc.
10.A.1	93/3Q**	1981 Stock Option Plan, as amended.
10.A.3	91K**	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.
10.A.3-1	92K**	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.
10.A.3-2	97/2Q**	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.
10.A.5	98/1Q**	1990 Stock Option Plan, as amended through November 5, 1997.
10.A.6	99K**	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through October 6, 1999.
10.A.8	97K**	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.
10.A.43	97/2Q**	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.
10.A.50	98/2Q**	1997 Director Stock Option Plan.
10.A.51	02/3Q**	1998 Executive Officer Stock Plan, as amended through April 24, 2002.
10.A.52	02/3Q**	Reimbursement Agreement.
10.B.8	91-8K-8	Participation in the Customer Design Center by the Registrant dated as of September 30, 1991 between IBM and the Registrant.
10.B.9	91-8K-9	Agreement for Purchase of IBM Products (Original Equipment Manufacturer) dated as of September 30, 1991 between IBM and the Registrant.
10.B.12	92K	Microprocessor Requirements Agreement dated January 31, 1992 between the Registrant and Motorola, Inc.
10.B.16	96/3Q	Fountain Manufacturing Agreement dated May 31, 1996 between Registrant and SCI Systems, Inc.
24.1	02K	Power of Attorney.

*
Notes appear on page 101.

**
Represents a management contract or compensatory plan or arrangement

NOTES
88-S3	Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (file no. 33-23317) filed July 27, 1988.
91K	Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1991 (the "1991 Form 10-K").
91-8K-8	Incorporated by reference to Exhibit 8 to the October 1991 Form 8-K.
91-8K-9	Incorporated by reference to Exhibit 9 to the October 1991 Form 8-K.
92K	Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1992 (the "1992 Form 10-K").
93/3Q	Incorporated by reference to Exhibit 10.A.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1993.
94/2Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1994.
96/2Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996.
96-S3/A-4.1.1, -4.2.1, -4.3.1, -4.8	Incorporated by reference to the exhibit 4.1, 4.2, 4.3, and 4.8, respectively, in the Company's Registration Statement on Form S-3/A (file no. 333-10961) filed October 30, 1996.
97/2Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.
97K	Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1997 (the "1997 Form 10-K").
98/1Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1997.
98/2Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1998.
99K	Incorporated by reference to the exhibit of that number in the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1999 (the "1999 Form 10-K").
00/3Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2000.
02/3Q	Incorporated by reference to the exhibit of that number in the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
02K	Incorporated by reference to Page 102 of this Annual Report on Form 10-K for the fiscal year ended September 28, 2002 (the "2002 Form 10-K").

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of December 2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEVEN P. JOBS STEVEN P. JOBS	Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2002
/s/ FRED D. ANDERSON FRED D. ANDERSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2002
/s/ WILLIAM V. CAMPBELL WILLIAM V. CAMPBELL	Director	December 19, 2002
/s/ MILLARD S. DREXLER MILLARD S. DREXLER	Director	December 19, 2002
/s/ ARTHUR D. LEVINSON ARTHUR D. LEVINSON	Director	December 19, 2002
/s/ JEROME B. YORK JEROME B. YORK	Director	December 19, 2002

I, Steven P. Jobs, certify that:

1.
I have reviewed this annual report on Form 10-K of Apple Computer, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 19, 2002

By:	/s/ STEVEN P. JOBS Steven P. Jobs Chief Executive Officer

I, Fred D. Anderson, certify that:

1.
I have reviewed this annual report on Form 10-K of Apple Computer, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 19, 2002

By:	/s/ FRED D. ANDERSON Fred D. Anderson Executive Vice President and Chief Financial Officer

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  REPORT OF INDEPENDENT AUDITORS
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
  Item 12. Security Ownership of Certain Beneficial Owners and Management
Security Ownership of Directors, Nominees and Executive Officers
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits
SIGNATURES