Form 10-Q
period 2002-12-28
APPLE COMPUTER INC
filed 2003-02-10
CIK 320193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2002
OR
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

360,478,573 shares of Common Stock Issued and Outstanding as of January 31, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended
	December 28, 2002	December 29, 2001
Net sales	$1,472	$1,375
Cost of sales	1,066	953

Gross margin	406	422

Operating expenses:
Research and development	121	113
Selling, general, and administrative	299	289
Restructuring costs	23	24

Total operating expenses	443	426

Operating income (loss)	(37)	(4)
Other income and expense:
Gains on non-current investments, net	—	23
Interest and other income, net	29	34

Total other income and expense	29	57

Income (loss) before provision for (benefit from) income taxes	(8)	53
Provision for (benefit from) income taxes	(2)	15

Income (loss) before accounting change	(6)	38
Cumulative effect of accounting change, net of income taxes of $1	2	—

Net income (loss)	(8)	$38

Earnings (loss) per common share before accounting change:
Basic	$(0.02)	$0.11
Diluted	$(0.02)	$0.11
Earnings (loss) per common share:
Basic	$(0.02)	$0.11
Diluted	$(0.02)	$0.11
Shares used in computing earnings (loss) per share (in thousands):
Basic	359,057	351,330
Diluted	359,057	357,509

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share amounts)

	December 28, 2002	September 28, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$2,612	$2,252
Short-term investments	1,850	2,085
Accounts receivable, less allowances of $49 and $51, respectively	497	565
Inventories	44	45
Deferred tax assets	177	166
Other current assets	204	275

Total current assets	5,384	5,388
Property, plant and equipment, net	605	621
Non-current debt and equity investments	28	39
Acquired intangible assets	116	119
Other assets	136	131

Total assets	$6,269	$6,298

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$817	$911
Accrued expenses	778	747

Total current liabilities	1,595	1,658
Long-term debt and other non-current liabilities	320	316
Deferred tax liabilities	238	229

Total liabilities	2,153	2,203

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 900,000,000 shares authorized; 360,257,233 and 358,958,989 shares issued and outstanding, respectively	1,840	1,826
Acquisition-related deferred stock compensation	(1)	(7)
Retained earnings	2,317	2,325
Accumulated other comprehensive income (loss)	(40)	(49)

Total shareholders' equity	4,116	4,095

Total liabilities and shareholders' equity	$6,269	$6,298

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	December 28, 2002	December 29, 2001
Cash and cash equivalents, beginning of the period	$2,252	$2,310

Operating:
Net income (loss)	(8)	38
Cumulative effect of accounting change, net of taxes	2	—
Adjustments to reconcile net income to cash generated by (used for) operating activities:
Depreciation and amortization	32	28
Non-cash restructuring	12	4
Provision for deferred income taxes	2	(10)
Loss on disposition of property, plant, and equipment	3	2
Gains on sales of short-term investments	(9)	(3)
Gains on sales of non-current investments	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	68	(32)
Inventories	1	(12)
Other current assets	71	(12)
Other assets	(12)	3
Accounts payable	(94)	29
Other current liabilities	42	30

Cash generated by operating activities	110	42

Investing:
Purchase of short-term investments	(674)	(1,382)
Proceeds from maturities of short-term investments	500	647
Proceeds from sales of short-term investments	409	319
Purchase of property, plant, and equipment	(20)	(36)
Proceeds from sales of non-current investments	13	25
Other	9	10

Cash generated by (used for) investing activities	237	(417)

Financing:
Proceeds from issuance of common stock	13	11

Cash generated by financing activities	13	11

Increase (decrease) in cash and cash equivalents	360	(364)

Cash and cash equivalents, end of the period	$2,612	$1,946

Supplemental cash flow disclosures:
Cash paid for income taxes, net	$17	$8

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

Basis of Presentation and Preparation

        The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Interim information is unaudited; however, in the opinion of the Company's management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included. The results for interim periods are not necessarily indicative of results to be expected for the entire year.

        These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and the notes thereto for the fiscal year ended September 28, 2002, included in its Annual Report on Form 10-K for the year ended September 28, 2002 (the 2002 Form 10-K).

Accounting for Asset Retirement Obligations

        On September 29, 2002, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of the Company's existing asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. The Company estimated that as of September 29, 2002, gross expected future cash flows of $9.5 million would be required to fulfill these obligations.

        As of the date of adoption, the Company recorded a $6 million long-term asset retirement liability and a corresponding increase in leasehold improvements. This amount represents the present value of expected future cash flows associated with returning certain of the Company's leased properties to original condition. The difference between the gross expected future cash flow of $9.5 million and its current present value of $6 million will be accreted over the life of the related leases as an operating expense. Net of the related income tax effect of approximately $1 million, adoption of SFAS No. 143 resulted in an unfavorable cumulative-effect type adjustment to net income of approximately $2 million. This adjustment represents cumulative depreciation and accretion that would have been recognized through the date of adoption of SFAS No. 143 had the statement been applied to the Company's existing asset retirement obligations at the time they were initially incurred.

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

        As required under SFAS 123, the pro forma effects of stock based compensation on net income and earnings per common share for employee stock options granted and employee stock purchase plan purchases have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options and shares are amortized to pro forma net income over the options' vesting period and the shares' plan period.

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

        For purposes of the pro forma disclosures provided pursuant to SFAS No. 123, the expected volatility assumptions used by the Company have been based solely on historical volatility rates of the Company's common stock. The Company has made no adjustments to its expected volatility assumptions based on current market conditions, current market trends, or expected volatility implicit in market traded options on the Company's stock. The Company will continue to monitor the propriety of this approach to developing its expected volatility assumption and could determine for future periods that adjustments to historical volatility and/or use of a methodology that is based on the expected volatility implicit in market traded options on the Company's common stock are more appropriate based on the facts and circumstances existing in future periods.

        For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income over the options' vesting period and the shares' plan period. The

Company's pro forma information for the three months ended December 28, 2002 and December 29, 2001 follows (in millions, except per share amounts):

	Three Months Ended
	12/28/02	12/29/01
Net income (loss)—as reported	$(8)	$38
Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(53)	(57)

Net income (loss)—pro forma	$(61)	$(19)

Net income (loss) per common share—as reported
Basic	$(0.02)	$0.11
Diluted	$(0.02)	$0.11
Net income (loss) per common share—pro forma
Basic	$(0.17)	$(0.05)
Diluted	$(0.17)	$(0.05)

Note 2—Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

        The following table summarizes the fair value of the Company's cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of December 28, 2002, and September 28, 2002 (in millions):

	12/28/02	9/28/02
Cash	$162	$161
U.S. Treasury and Agency securities	38	47
U.S. corporate securities	1,610	1,952
Foreign securities	802	92

Total cash equivalents	2,450	2,091
U.S. Treasury and Agency securities	851	681
U.S. corporate securities	713	988
Foreign securities	286	416

Total short-term investments	1,850	2,085

Total cash, cash equivalents, and short-term investments	$4,462	$4,337

        The Company's short-term investment portfolio recorded as cash and cash equivalents or short-term investments consists of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. The Company's U.S. corporate securities consist primarily of commercial paper, loan participations, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, loan participation, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. Net unrealized gains on the Company's investment portfolio, primarily related to investments with stated maturities greater than 1 year, were $11 million as of December 28, 2002 and $20 million as of September 28, 2002. The Company occasionally sells short-term investments prior to their stated maturities. As a result of such sales, the Company recognized gains of $9 million during the first quarter of 2003 and $3 million during the first quarter of 2002. These gains were included in interest and other income, net.

        As of December 28, 2002, $889 million of the Company's investment portfolio was classified as short-term investments with maturities ranging from 1 to 5 years. As of September 28, 2002, $1.087 billion of the Company's investment portfolio was classified as short-term investments with maturities ranging from 1 to 5 years.

Non-Current Debt and Equity Investments and Related Gains

        The Company has held significant investments in ARM Holdings plc (ARM), Samsung Electronics Co., Ltd. (Samsung), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments have been reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. The combined fair value of these investments held by the Company was $28 million and $39 million as of December 28, 2002, and September 28, 2002, respectively.

        During the first quarter of 2003, the Company sold 2,580,000 shares of EarthLink stock for net proceeds of approximately $13.7 million, an amount that approximated the Company's carrying value of the shares. During the first quarter of 2002, the Company sold 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million. During the first quarter of 2002, the Company also sold 250,000 shares of Akamai and 117,000 shares of EarthLink stock for net proceeds of approximately $2 million each and a gain before taxes of $710,000 and $223,000, respectively.

Derivative Financial Instruments

        The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenues and cost of sales. From time to time, the Company enters into interest rate swap agreements to modify the interest rate profile of certain investments and debt. The Company's accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value. As of the end of the first quarter of 2003, the general nature of the Company's risk management activities and the general nature and mix of the Company's derivative financial instruments have not changed materially from the end of fiscal 2002.

Foreign Exchange Risk Management

        The Company enters into foreign currency forward and option contracts with financial institutions primarily to protect against foreign exchange risk associated with existing assets and liabilities, certain firmly committed transactions and certain probable but not firmly committed transactions. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, or limited availability of appropriate hedging instruments.

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

Accounting for Derivative Financial Instruments

        On October 1, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of December 28, 2002, the Company had a net deferred loss associated with cash flow hedges of approximately $6 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the third quarter of fiscal 2003.

Note 3—Condensed Consolidated Financial Statement Details (in millions)

Inventories

	12/28/02	9/28/02
Purchased parts	$1	$9
Work in process	—	—
Finished goods	43	36

Total inventories	$44	$45

Property, Plant, and Equipment

	12/28/02	9/28/02
Land and buildings	$344	$342
Machinery, equipment, and software	342	367
Office furniture and equipment	69	67
Leasehold improvements	291	281

	1,046	1,057

Accumulated depreciation and amortization	(441)	(436)

Total net property, plant, and equipment	$605	$621

Accrued Expenses

	12/28/02	9/28/02
Deferred revenue	$278	$253
Accrued marketing and distribution	158	136
Accrued compensation and employee benefits	90	93
Accrued warranty and related costs	70	69
Other current liabilities	182	196

Total accrued expenses	$778	$747

Interest and Other Income, Net

	Three Months Ended
	12/28/02	12/29/01
Interest income	$23	$34
Interest expense	(2)	(3)
Miscellaneous other income and expense	8	3

Total interest and other income, net	$29	$34

Non-Trade Receivables

        The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale by the Company of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these raw material components directly from suppliers. These non-trade receivables, which are included in the condensed consolidated balances sheets in other current assets, totaled $94 million and $142 million as of December 28, 2002, and September 28, 2002, respectively. The Company does not recognize any profits on these sales nor does it reflect the sale of these components in its net sales.

Inventory Prepayment

        In April 2002, the Company made a $100 million prepayment to an Asian supplier for the purchase of components over the following nine months. In return for this deposit, the supplier agreed to supply the Company with a specified level of components in the three consecutive fiscal quarters ending December 28, 2002. If the supplier failed to supply the agreed upon level of components in any of those three fiscal quarters, the Company had the right to cancel the arrangement and receive the amount of the prepayment not utilized plus a penalty. Approximately $14 million and $53 million of this deposit remained unused as of December 28, 2002, and September 28, 2002, respectively, and is reflected in the condensed consolidated balance sheets in other current assets. Although the amount of the prepayment that remains outstanding as of December 28, 2002, was refundable to the Company by January 31, 2003, the Company anticipates that it will utilize this amount for the purchase of components during the second quarter of 2003.

        Although the supplier's existing debt is unrated, its public debt pricing is consistent with other BBB rated companies. The deposit is unsecured and has no stated interest component. The Company is imputing an amount to cost of sales and interest income during each period the deposit is outstanding at an appropriate market interest rate to reflect the economics of this transaction. In light of the supplier's implied debt rating and because the Company's prepayment is unsecured, non-performance by and/or economic deterioration of the supplier could place all or some of the Company's outstanding deposit at risk.

Goodwill and Other Intangible Assets

        The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 7 years. The Company ceased amortization of goodwill at the beginning of fiscal 2002 when it adopted SFAS No. 142, Goodwill and Other Intangible Assets. Amortization expense related to acquired intangible assets for the three months ended December 28, 2002, and December 29, 2001, was $3 million and $1 million, respectively. The following table summarizes the components of gross and net intangible asset balances (in millions):

	December 28, 2002			September 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill (a)	$85	$—	$85	$85	$—	$85
Other intangible assets	5	(5)	—	5	(5)	—
Acquired technology	42	(11)	31	42	(8)	34

Total acquired intangible assets	$132	$(16)	$116	$132	$(13)	$119

(a)
Accumulated amortization related to goodwill of $55 million arising prior to the adoption of SFAS No. 142 has been reflected in the gross carrying amount of goodwill as of December 28, 2002, and September 28, 2002.

Accrued Warranty and Related Costs

        The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end user. The Company also offers a 90-day basic warranty for Apple software and for Apple service parts used to repair Apple hardware products. The Company provides currently for the estimated cost that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, historical cost-per-claim, and knowledge of specific product failures that are outside of the Company's typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future expectations.

        The following table reconciles changes in the Company's accrued warranties and related costs for the three-month periods ended December 28, 2002, and December 29, 2001 (in millions):

	For the Three Months Ended
	12/28/02	12/29/01
Beginning accrued warranty and related costs	$69	$87
Cost of warranty claims	(18)	(21)
Accruals for product warranties	19	17

Ending accrued warranty and related costs	$70	$83

Note 4—Restructuring Actions

2003 Restructuring Actions

        During the first quarter of 2003, the Company's management approved and initiated restructuring actions with a total cost of $24 million that resulted in the termination of manufacturing operations at the Company-owned facility in Singapore, further reductions in headcount resulting from the shift in PowerSchool product strategy that took place at the end of fiscal 2002, and termination of various sales and marketing activities in the United States and Europe. These restructuring actions will result in the elimination of 260 positions worldwide, 197 of which were eliminated by the end of the first quarter.

        Closure of the Company's Singapore manufacturing operations resulted in severance costs of $1.8 million and costs of $6.7 million to write-off manufacturing related fixed assets. PowerSchool related costs included severance of approximately $550,000 and recognition of $5 million of previously deferred stock compensation that arose when PowerSchool was acquired by the Company in 2001 related to certain PowerSchool employee stockholders who were terminated in the first quarter of 2003. Termination of sales and marketing activities and employees, principally in the United States and Europe, resulted in severance costs of $2.8 million and accrual of costs associated with operating leases on closed facilities of $6.7 million. The total net restructuring charge of $23 million recognized during the first quarter of 2003 also reflects the reversal of $600,000 of unused restructuring accrual originally made during the first quarter of 2002.

        The following table summarizes activity associated with restructuring actions initiated during the first quarter of 2003 (in millions):

	Total Charge	Paid	Non-Cash Charges	Accrual at 12/28/02
Employee severance benefits	$5	$(3)	$—	$2
Deferred compensation write-off	5	—	(5)	—
Asset impairments	7	—	(7)	—
Lease and contract cancellations	7	—	—	7

Totals	$24	$(3)	$(12)	$9

        The Company currently anticipates that substantially all of the remaining accrual will be spent by the end of the third quarter of fiscal 2003, except for certain costs associated with operating leases on closed facilities.

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

        During the fourth quarter of 2002, the Company's management approved and initiated restructuring actions with a total cost of approximately $6 million designed to reduce headcount costs in corporate operations and sales and to adjust its PowerSchool product strategy. These restructuring actions will result in the elimination of approximately 180 positions worldwide at a cost of $1.8 million, 162 of which were eliminated by December 28, 2002. Eliminated positions were primarily in corporate operations, sales, and PowerSchool related research and development. The shift in product strategy at PowerSchool included discontinuing development and marketing of PowerSchool's PSE product. This shift resulted in the impairment of previously capitalized development costs associated with the PSE product in the amount of $4.5 million. As of December 28, 2002, substantially all of the $6 million accrual had been utilized, except for insignificant severance and related costs associated with the 18 remaining positions.

        During the first quarter of 2002, the Company's management approved and initiated restructuring actions with a total cost of approximately $24 million. These restructuring actions resulted in the elimination of approximately 425 positions worldwide at a cost of $8 million. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions. In addition, these restructuring actions also included significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. Related lease and contract cancellation charges totaled $12 million, and charges for asset impairments totaled $4 million. During the first quarter of 2003, the Company reversed the remaining unused accrual of $600,000.

Note 5—Shareholders' Equity

Stock Repurchase Plan

        In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Since inception of the stock repurchase plan through the end of fiscal 2000, the Company had repurchased a total of 5.05 million shares at a cost of $191 million. No shares have been repurchased since the end of fiscal 2000. During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million.

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

        The following table summarizes components of total comprehensive income, net of taxes, during the three-month periods ended December 28, 2002, and December 29, 2001 (in millions).

	For the Three Months Ended
	12/28/02	12/29/01
Net income (loss)	$(8)	$38
Other comprehensive income:
Change in unrealized gain on derivative instruments	5	25
Change in accumulated translation adjustment	8	(3)
Unrealized gains (losses) on investments	3	(11)
Reclassification adjustment for investment gains included in net income	(7)	(17)

Total comprehensive income	$1	$32

        The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three-month periods ended December 28, 2002 and December 29, 2001 (in millions):

	For the Three Months Ended
	12/28/02	12/29/01
Change in fair value of derivatives	$(4)	$26
Adjustment for net losses (gains) realized and included in net income	9	(1)

Change in unrealized gain on derivative instruments	5	25

        The following table summarizes the components of accumulated other comprehensive income, net of taxes, during the three-month periods ended December 28, 2002, and December 29, 2001 (in millions):

	12/28/02	9/28/02
Unrealized gains on available-for-sale securities	$9	$13
Unrealized gains (losses) on derivative investments	(6)	(11)
Cumulative translation adjustments	(43)	(51)

Accumulated other comprehensive income	$(40)	$(49)

Note 6—Employee Benefit Plans

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

Employee Stock Purchase Plan

        The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. During the first quarter of 2003 and 2002, 1.1 million and 692,000 shares, respectively, were issued under the Purchase Plan. As of December 28, 2002, approximately 1 million shares were reserved for future issuance under the Purchase Plan.

Stock Option Activity

        A summary of the Company's stock option activity and related information for the three-month periods ended December 28, 2002, and December 29, 2001 follows (option amounts are presented in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at 9/28/02	6,571	109,430	$28.17
Additional Options Authorized	—	—	—
Options Granted	(1,301)	1,301	$15.23
Options Cancelled	1,159	(1,159)	$27.56
Options Exercised	—	(188)	$10.43
Plan Shares Expired	(1)	—	—

Balance at 12/28/02	6,428	109,384	$28.05

Balance at 9/29/01	10,075	97,179	$29.25
Additional Options Authorized	10,000	—
Options Granted	(18,940)	18,940	$19.48
Options Cancelled	1,297	(1,297)	$31.75
Options Exercised	—	(845)	$12.67
Plan Shares Expired	(2)	—

Balance at 12/29/01	2,430	113,977	$27.71

        The options outstanding as of December 28, 2002, have been segregated into five ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life in Years
	Options Outstanding as of December 28, 2002		Weighted Average Exercise Price	Options Exercisable as of December 28, 2002	Weighted Average Exercise Price
$0.83 — $17.31	23,023	6.58	$14.35	13,392	$12.79
$17.32 — $18.50	26,401	8.07	$18.40	13,082	$18.37
$18.51 — $25.93	20,481	8.62	$21.35	5,930	$21.07
$25.94 — $43.59	21,486	7.02	$42.92	21,095	$43.08
$43.60 — $69.78	17,993	7.12	$49.64	11,177	$49.15

$0.83 — $69.78	109,384	7.50	$28.05	64,676	$30.84

Note 7—Stock-Based Compensation

        The Company has provided pro forma disclosures in Note 1 of these Notes to Condensed Consolidated Financial Statements of the effect on net income and earnings per share as if the fair value method of accounting for stock compensation had been used for its employee stock option grants and employee stock purchase plan purchases. These pro forma effects have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model.

        The assumptions used for the three-month periods ended December 28, 2002, and December 29, 2001, and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	For the Three Months Ended
	12/28/02	12/29/01
Expected life of stock options	4 years	4 years
Expected life of stock purchases	6 months	6 months
Interest rate—stock options	2.45%	3.90%
Interest rate—stock purchases	1.75%	3.61%
Volatility—stock options	63%	64%
Volatility—stock purchases	44%	50%
Dividend yields	0	0
Weighted-average fair value of options granted during the period	$7.57	$9.99
Weighted-average fair value of stock purchases during the period	$4.67	$7.01

Note 8—Contingencies

Lease Commitments

        The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 12 years and often contain multi-year renewal options. As of September 28, 2002, the Company's total future minimum lease payments under noncancelable operating leases were $464 million, of which $209 million related to leases for retail space. As of December 28, 2002, total future minimum lease payments related to leases for retail space increased to $269 million.

Contingencies

        Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company's publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company's motion to dismiss for failure to state a cause of action, with leave to plaintiffs to amend their complaint. Plaintiff filed their amended complaint on January 31, 2003.

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

Note 9—Segment Information and Geographic Data

        The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company's Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. The Retail segment operates Apple-owned retail stores in the United States. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company's subsidiary, Filemaker, Inc. Each reportable geographic operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in the Summary of Significant Accounting Policies in Note 1, except as described below for the Retail segment.

        The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are based on the location of the customers. Operating income for each segment includes revenue from third-parties, cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $6 million in the first quarter of 2003 and $27 million in the first quarter of 2002.

        Operating income for all segments except Retail includes cost of sales at standard cost. Certain manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses.

        To assess the operating performance of the Retail segment several significant items are included in its results for internal management reporting that are not included in results of the Company's other segments. First, cost of sales for the Retail segment includes a mark-up above the Company's standard cost to approximate the price normally charged to the Company's major channel partners operating retail stores in the United States. For the quarters ended December 28, 2002 and December 29, 2001, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $23 million and $8.6 million, respectively.

        Second, the Retail segment includes in its net sales proceeds from sales of the Company's extended warranty and support contracts and also recognizes related cost of sales based on the amount such contracts are normally sold to the Company's major channel partners operating retail stores in the United States. This treatment is consistent with how the Company's major channel partners account for the sales and cost of the Company's extended warranty and support contracts. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in the Americas segment's net sales and cost of sales. For the first quarter of 2003, this resulted in the recognition of additional net sales and cost of sales by the Retail segment, with corresponding offsets in the Americas segment, of $5.9 million and $4.2 million, respectively. For the first quarter of 2002, the net sales and cost of sales recognized by the Retail segment for sales of extended warranty and support contracts were $1.1 million and $750,000, respectively.

        Third, a portion of the operating expenses associated with certain high profile retail stores are allocated from the Retail segment to corporate marketing expense. Allocation of these expenses reflects the unique nature of these stores which, given their larger size and extraordinary design elements, function as vehicles for general corporate marketing, corporate sales and marketing events, and brand awareness. Allocated operating costs are those in excess of operating costs incurred by one of the Company's more typical retail locations. Stores were open in two such high profile locations in New York and Los Angeles as of December 28, 2002, both of which were opened in fiscal 2002. Expenses allocated to corporate marketing resulting from the operations of these two stores was $1.1 million in the first quarter of 2003.

        Summary information by operating segment follows (in millions):

	Three Months Ended
	12/28/02	12/29/01
Americas:
Net sales	$738	$703
Operating income	$41	$41
Europe:
Net sales	$351	$363
Operating income	$26	$43
Japan:
Net sales	$139	$183
Operating income	$13	$30
Retail:
Net sales	$148	$48
Operating income (loss)	$(1)	$(8)
Other Segments (a):
Net sales	$96	$78
Operating income	$13	$6

  (a)
  Other Segments constitutes Asia-Pacific and Filemaker. Certain amounts in the first quarter of 2002 related to recent acquisitions and Internet services have been reclassified from Other Segments to the Americas segment to conform to the first quarter of 2003 presentation.

        A reconciliation of the Company's segment operating income to the consolidated financial statements follows (in millions):

	Three Months Ended
	12/28/02	12/29/01
Segment operating income (loss)	$92	$112
Corporate expenses, net	(106)	(92)
Restructuring costs	(23)	(24)

Total operating loss	$(37)	$(4)

Note 10—Earnings Per Share

        Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. Dilutive potential shares of common stock related to stock options were excluded from the calculation of diluted loss per common share for the first quarter of 2003 because their effect would have been antidilutive.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except net income (loss) and per share amounts):

	For the Three Months Ended
	12/28/02	12/29/01
Numerator (in millions):
Income (loss) before accounting change	$(6)	$38

Net income (loss)	$(8)	$38

Denominator:
Weighted-average shares outstanding	359,057	351,330
Effect of dilutive options	—	6,179

Denominator for diluted earnings (loss) per share	359,057	357,509

Basic earnings (loss) per share before accounting change	$(0.02)	$0.11
Cumulative effect of accounting change, net of tax	$—	$—

Basic earnings (loss) per share after accounting change	$(0.02)	$0.11

Diluted earnings (loss) per share before accounting change	$(0.02)	$0.11
Cumulative effect of accounting change, net of tax	$—	$—

Diluted earnings (loss) per share after accounting change	$(0.02)	$0.11

        At December 28, 2002, the Company had options to purchase approximately 109.4 million shares of its common stock outstanding, all of which were excluded from the computation of diluted loss per share for the first quarter of 2003 because the effect would have been antidilutive. Options to purchase approximately 58.4 million shares of common stock that were outstanding at December 29, 2001, were not included in the computation of diluted earnings per share for the first quarter of 2002 because the options' exercise price was greater than the average market price of the Company's common stock during this period, and therefore, the effect would be antidilutive.

Note 11—Related Party Transactions

        Mr. Jerome York, a member of the Board of Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. ("MicroWarehouse") in January 2000. He also serves as its Chairman, President and Chief Executive Officer. MicroWarehouse is a multi-billion dollar specialty catalog and online retailer and direct marketer of computer products, including products made by the Company, through its MacWarehouse catalogue. MicroWarehouse accounted for 3.2% of net sales in the first quarter of fiscal 2003 and 3.3% of the Company's net sales in fiscal 2002. Trade receivables from MicroWarehouse were $23.7 million and $20.9 million as of December 28, 2002, and September 28, 2002, respectively. In addition, the Company purchases miscellaneous equipment and supplies from MicroWarehouse. Total purchases amounted to approximately $834,000 in the first quarter of 2003 and $2.9 million in fiscal 2002.

        In March 2002, the Company entered into a Reimbursement Agreement with its Chief Executive Officer, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Reimbursement Agreement is effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. During the first quarter of 2003, the Company recognized a total of $84,000 in expenses pursuant to this reimbursement agreement. During fiscal 2002, the Company recognized a total of $1,168,000 in expenses pursuant to this reimbursement agreement related to expenses incurred by Mr. Jobs during 2001 and 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with the 2002 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company's fiscal calendar.

Available Information

        Beginning in fiscal 2003, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.apple.com, when such reports are available on the Securities and Exchange Commission website. The contents of this website are not incorporated into this filing. Further, our reference to the URL for this website is intended to be an inactive textual reference only.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles and the Company's discussion and analysis of its financial condition and results of operations requires the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company's 2002 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

        Management believes the Company's critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and exposures related to inventory purchase commitments, valuation of long-lived assets including acquired intangibles, and valuation of non-current debt and equity investments. Management believes these policies to be critical because they are both important to the portrayal of the Company's financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain. Additional information about these critical accounting policies may by found in the Company's 2002 Form 10-K in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Critical Accounting Policies."

Hardware Products Update

PowerBook®

        In January 2003, the Company introduced two new PowerBook models. The 17-inch PowerBook G4 features a 17-inch active-matrix display, is encased in a durable aluminum alloy enclosure, is 1-inch thick, and weighs as little as 6.8 pounds. The new 17-inch PowerBook G4 also features built-in support for AirPort® Extreme 54 Mbps 802.11g wireless networking, new high-speed FireWire® 800, a backlit keyboard with ambient light sensors, and built-in Bluetooth for wirelessly connecting to cell phones and other Bluetooth equipped peripherals. The 12-inch PowerBook G4 features a 12-inch, active-matrix display housed in a lightweight, durable aluminum alloy enclosure weighing approximately 4.6 pounds.

The 12-inch PowerBook G4 features a high-speed PowerPC G4 processor, NVIDIA graphics, built-in Bluetooth wireless networking, and battery life of up to five hours on a single charge.

Power Mac®

        In January 2003, the Company announced a refresh of its Power Macintosh® line of professional desktop systems. The new line is priced significantly lower than the models it replaces and features faster processors, FireWire 800, and internal support for 54Mbps AirPort Extreme and Bluetooth wireless networking.

Peripheral Products

        In January 2003, the Company also introduced the 20-inch Apple Cinema Display® and instituted significant price reductions on its 23-inch Cinema HD Display and its 17-inch Apple Studio Display®. The new 20-inch Apple Cinema Display features an active-matrix, liquid crystal display that incorporates a digital interface.

Software Products and Computer Technologies Update

        In January 2003, the Company announced a number of new software products and upgrades to existing software products.

Final Cut® Express

        Final Cut Express is a new product based on Apple's award-winning Final Cut Pro®. Final Cut Express enables small business users, educators, students and advanced hobbyists to perform professional-quality digital video editing. Final Cut Express includes key features used by video editors such as the same interface and workflow as Final Cut Pro, powerful video editing tools, hundreds of special effects, and easy delivery of output to DVD, the Internet, or tape.

Keynote™

        Keynote is the Company's new presentation software that gives users the ability to create high-quality presentations. Designed to be easy to use, Keynote includes professionally designed themes, advanced typography, professional-quality image resizing, animated charts and tables that can be created quickly, and cinematic-quality transitions. Keynote imports and exports PowerPoint, QuickTime®, and PDF files to simplify the creation and sharing of presentations.

iLife™

        iLife is the Company's integrated suite of four digital lifestyle applications that features updated versions of iPhoto™, iMovie™, iTunes®, and iDVD™. The new versions of iPhoto, iMovie, iTunes, and iDVD included with iLife are integrated to allow users to easily access their digital music, photos and movies from within each application. For example, users can now select music from their iTunes library to use in their iPhoto slideshows, movies or DVD menus from directly within iPhoto 2, iMovie 3 or iDVD 3 without interrupting the creative process by having to switch back and forth between applications.

Safari™ Public Beta

        Safari is the Company's new Mac OS® X compatible web browser that is capable of loading web pages more quickly than any other Macintosh-based web browser. Safari uses the advanced interface technologies underlying Mac OS X.

Airport® Extreme

        AirPort Extreme is the Company's next generation of Wi-Fi wireless networking technology based on the new ultra-fast 802.11g standard. With speeds up to 54 Mbps, AirPort Extreme delivers almost five times the data rate of today's 802.11b based products, yet is fully compatible with the millions of 802.11b Wi-Fi devices around the world. The new AirPort Extreme Base Stations offer 54 Mbps data rates for up to 50 users, wireless bridging to extend the range beyond just one base station, and USB printer sharing to allow multiple users to wirelessly share USB printers connected directly to the base station.

Business Outlook

        For the second quarter of 2003, the Company expects net sales and gross margin to be relatively flat as compared to the first quarter. The Company expects second quarter operating expenses to decline by approximately $5 million and interest and other income, net to decline significantly to approximately $20 million. As a result, the Company currently expects to report a slight profit for the second quarter of 2003.

        The foregoing statements concerning the Company's anticipated net sales, gross margin, operating expenses, and earnings for the second quarter of 2003 are forward-looking. The Company's actual results could differ. The Company's future operating results and financial condition are dependent upon general economic conditions, market conditions within the PC industry, and the Company's ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Some of the potential risks and uncertainties that could affect the Company's future operating results and financial condition are discussed throughout this Item 2, including the discussion under the heading below "Factors That May Affect Future Results and Financial Condition," and in the 2002 Form 10-K.

Net Sales

        Net sales and Macintosh unit sales by operating segment and by product follow (net sales in millions and Macintosh unit sales in thousands):

	Three Months Ended
			Yr-to-Yr Change
	12/28/02	12/29/01
Americas net sales (a)	$738	$703	5%
Europe net sales	351	363	(3)%
Japan net sales	139	183	(24)%
Retail net sales	148	48	208%
Other segments net sales (a)	96	78	23%

Total net sales	$1,472	$1,375	7%

Americas Macintosh unit sales	377	382	(1)%
Europe Macintosh unit sales	202	215	(6)%
Japan Macintosh unit sales	71	97	(27)%
Retail Macintosh unit sales	46	14	229%
Other segments Macintosh unit sales	47	38	24%

Total Macintosh unit sales	743	746	—

Power Macintosh net sales	$292	$366	(20)%
PowerBook net sales	235	257	(9)%
iMac net sales	356	204	75%
iBook net sales	216	244	(11)%
Peripherals and other hardware	218	180	21%
Software and other net sales	155	124	25%

Total net sales	$1,472	$1,375	7%

Power Macintosh unit sales (b)	158	212	(25)%
PowerBook unit sales	101	116	(13)%
iMac unit sales	298	233	28%
iBook unit sales	186	185	—

Total Macintosh unit sales	743	746	—

Net sales per Macintosh unit sold (c)	$1,479	$1,436	3%

(a)
Other Segments constitutes Asia Pacific and FileMaker. Certain amounts in the first quarter of 2002 related to recent acquisitions and Internet Services have been reclassified from Other Segments to the Americas segment to conform to the first quarter 2003 presentation.

(b)
Includes server sales.

(c)
Based on net sales associated with Macintosh units and total Macintosh units sold.

        Net sales during the first quarter of 2003 increased $97 million or 7% from the first quarter of 2002. Several factors led to this increase. First, net sales of peripherals and other hardware rose $38 million or 21% due to significant year-over-year increases in net sales of iPod and computer accessories. Second, software and other net sales rose $31 million or 25% due primarily to increases in sales of Apple-branded and third-party software and increases in net sales associated with Internet-

related services. Third, net sales per Macintosh unit sold rose 3% due to a greater overall percentage of direct sales by the Company via the Internet and its retail stores and a relatively higher mix of higher value products. Fourth, iMac net sales rose $152 million or 75% during the first quarter of 2003 compared to the same quarter in 2002. This increase reflects a 28% increase in unit sales of iMac and a shift in mix towards higher value iMac models, including the flat panel models introduced during 2002. Fifth, the Retail segment's net sales grew to $148 million in the first quarter of 2003 from $48 million in the first quarter of 2002. While the Retail segment may divert some net sales from the Company's preexisting sales channels in the U.S., the Company believes that a substantial portion of the Retail segment's net sales are incremental to the Company's total net sales. See additional comments below related to the Retail segment under the heading "Segment Operating Performance."

        Offsetting the favorable factors discussed above, the Company's net sales during the first quarter of 2003 were negatively impacted by two notable factors. First, unit sales of Power Macintosh systems fell 25% during the first quarter of 2003 compared to the same quarter in 2002. This decline is consistent with the declining sales of Power Macintosh systems the Company has experienced during recent years. The Company continues to believe that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers and that many of these customers continue to delay upgrades of their Power Macintosh systems due to the Company's ongoing transition to Mac OS X, its new operating system, and in anticipation of certain software vendors transitioning their professionally oriented Macintosh software applications, such as QuarkXPress, to run natively in Mac OS X. However, the Company did not experience the anticipated increase in Power Macintosh sales that it expected following the introduction of Adobe's PhotoShop 7 during 2002. Additionally, many professional users may have postponed upgrading their systems until after the introduction of Mac OS X Jaguar released in the fourth quarter of 2002.

        Second, the personal computer industry in general, and the Company specifically, continues to see relatively soft demand for its products. Despite an overall increase in unit sales of consumer oriented Macintosh systems during the first quarter of 2003 compared to the same period in 2002, consumer sales remain far below levels experienced in fiscal 2000 and earlier. Worsening global economic conditions over the past three years exacerbated by the economic and political uncertainties caused by terrorist activities and the associated international responses have clearly had a pronounced negative effect on the overall demand for the Company's products in virtually all of its markets. Further, growth in the overall personal computer industry has slowed due to the high market penetration of personal computers and a lengthening of consumer, creative, and business personal computer upgrade cycles. In short, the Company believes that expansion in the overall market for personal computers has for the most part stalled and that growth continues to await a combination of economic recovery and technological advancements.

Segment Operating Performance

        The Company manages its business primarily on a geographic basis. The Company's reportable operating segments include the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company's Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. The Retail segment operates Apple-owned retail stores in the United States. Each reportable operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 9, "Segment Information and Geographic Data."

Americas

        Americas net sales during the first quarter of 2003 increased $35 million or 5% from the same period in 2002. The Americas segment saw increased demand for consumer desktop systems and for peripherals and software partially offset by declines in Power Macintosh net sales and unit sales. The Company's U.S. education channel was relatively flat on a year-over-year basis both in terms of net sales and Macintosh unit sales.

Europe

        Net sales and unit sales in Europe during the first quarter of 2003 fell 3% and 6% from the same period in 2002, respectively. Demand for professionally oriented Macintosh systems was particularly weak in Europe in the first quarter of 2003 compared to the same period in 2002.

Japan

        Japan's net sales were down 24% during the first quarter of 2003 from the same quarter in 2002 while Macintosh unit sales were down 27%. Japan's net sales and Macintosh unit sales remain significantly below the segment's historic levels due to current economic conditions that remain particularly negative in Japan.

Retail

        The Company had 51 retail stores open at the end of the first quarter of 2003 as compared to 27 open stores at the end of the first quarter of 2002. The Retail segment generated $148 million in net sales during the first quarter of 2003 versus $48 million in the same quarter in 2002. During the first quarter of 2003, approximately 42% of the Retail segment's net sales came from the sale of Apple-branded and third-party peripherals and software. This compares to 39% for the Retail segment for all of 2002 and 25% for the Company as a whole during the first quarter of 2003. With an average of 47 stores open during the first quarter of 2003, the Retail segment achieved average annualized revenue per store during the first quarter of approximately $13 million and had approximately 3.5 million visitors.

        Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $198 million through the end of fiscal 2002, and totaled $6 million during the first quarter of 2003. As of January 31, 2003, the Retail segment had approximately 1,000 employees and had outstanding operating lease commitments associated with retail store space and related facilities of $300 million. The Company would incur substantial costs should it choose to terminate its Retail segment or close individual stores. Such costs could adversely affect the Company's results of operations and financial condition. Investment in a new business model such as the Retail segment is inherently risky, particularly in light of the significant investment involved, the current economic climate, and the fixed nature of a substantial portion of the Retail segment's operating expenses. Results for this segment are dependent upon a number of risks and uncertainties, some of which are discussed below under the heading "Factors That May Affect Future Results and Financial Condition."

Gross Margin

        Gross margin for the three months ended December 28, 2002 and December 29, 2001 were as follows (in millions, except gross margin percentages):

	Three Months Ended
	12/28/02	12/29/01
Net sales	$1,472	$1,375
Cost of sales	1,066	953

Gross margin	$406	$422

Gross margin percentage	27.6%	30.7%

        Gross margin for the first quarter of 2003 was 27.6% compared to 30.7% for the same quarter in 2002. The year-over-year decline in gross margin reflects relatively aggressive pricing on several Macintosh models introduced during fiscal 2002 and a higher mix of relatively lower margin consumer oriented iMac and iBook systems in the first quarter of 2003 versus 2002.

        As noted above, the Company currently expects gross margin as a percent of net sales to be relatively flat in the second quarter of 2003 as compared to the first quarter. However, the Company's gross margin and the gross margin of the personal computer industry is expected to remain under pressure throughout fiscal 2003 in light of weak economic conditions, flat demand for personal computers in general, price competition in the PC industry, and potential increases in component pricing.

        The foregoing statements regarding the Company's expected gross margin during the second quarter of 2003, general demand for personal computers, anticipated industry component pricing, and future economic conditions are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage quality problems and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short-term by fluctuations in exchange rates.

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

Operating Expenses

        Operating expenses for the three months ended December 28, 2002 and December 29, 2001 were as follows (in millions, except for percentages):

	Three Months Ended
	12/28/02	12/29/01
Research and development	$121	$113
Percentage of net sales	8%	8%
Selling, general, and administrative expenses	$299	$289
Percentage of net sales	20%	21%
Restructuring costs	$23	$24

Research and Development (R&D)

        Expenditures for R&D increased 7% or $8 million to $121 million in the first quarter of 2003 compared to $113 million in the first quarter of 2002 primarily due to increased R&D headcount of approximately 9% to support expanded R&D activities.

Selling, General, and Administrative Expense (SG&A)

        SG&A increased $10 million or 3% during the first quarter of 2003 as compared to the same quarter in 2002. Increased SG&A is primarily the result of increased selling expenses associated with the expanded operations of the Company's Retail segment partially offset by a decline in discretionary spending on marketing and advertising and reduced general and administrative expenses.

Restructuring Costs

        During the first quarter of 2003, the Company's management approved and initiated restructuring actions with a total cost of $24 million that resulted in the termination of operations at the Company-owned manufacturing facility in Singapore, further reductions in headcount resulting from the shift in PowerSchool product strategy that took place at the end of fiscal 2002, and termination of various sales and marketing activities in the United States and Europe. These restructuring actions will ultimately result in the elimination of 260 positions worldwide, 197 of which were eliminated by the end of the first quarter. Once fully implemented, the Company estimates these restructuring actions will result in reduced quarterly operating expenses of $6 million.

        During the first quarter of 2002, the Company's management approved and initiated restructuring actions with a total cost of approximately $24 million. These restructuring actions resulted in the elimination of approximately 425 positions worldwide at a cost of $8 million. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions. In addition, these restructuring actions also included significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. Related lease and contract cancellation charges totaled $12 million, and charges for asset impairments totaled $4 million. During the first quarter of 2003, the Company reversed the remaining unused accrual of $600,000. The first quarter 2002 restructuring actions have eliminated approximately $8.5 million of quarterly operating expenses.

Other Income and Expense

        Other income and expense for the three months ended December 28, 2002 and December 29, 2001 were as follows (in millions, except for percentages):

	Three Months Ended
	12/28/02	12/29/01
Gains (losses) on non-current investments, net	$—	$23
Interest income	$23	$34
Interest expense	(2)	(3)
Miscellaneous other income and expense	8	3

Interest and other income, net	$29	$34
Total other income and expense	$29	$57

Gains and Losses on Non-current Investments

        During the first quarter of 2003, the Company sold 2,580,000 shares of EarthLink, Inc. (EarthLink) stock for net proceeds of approximately $13.7 million, an amount that approximated the Company's carrying value of the shares sold. During the first quarter of 2002, the Company sold 4.7 million shares of ARM Holdings plc (ARM) stock for both net proceeds and a gain before taxes of $21 million. During the first quarter of 2002, the Company also sold 250,000 shares of Akamai Technologies, Inc. (Akamai) and 117,000 shares of EarthLink stock for net proceeds of approximately $2 million each and a gain before taxes of $710,000 and $223,000, respectively.

Interest and Other Income, Net

        Interest and other income and expense (net) decreased $5 million or 15% to $29 million during the first quarter of fiscal 2003 compared to the same quarter in 2002. This decrease is attributable primarily to declining investment yields on the Company's cash and short-term investments resulting from continuing declines in market interest rates and the closing out of longer-term investments in favor of investments with shorter maturities. Declines in investment yields were partially offset by lower-than-expected costs associated with the Company's foreign exchange hedging activities and by gains on the sale of short-term investments. The Company occasionally sells short-term investments prior to their stated maturities. As a result of such sales, the Company recognized net gains of $9 million during the first quarter of 2003 and $3 million during the first quarter of 2002. The sale of short-term investments during the first quarter of 2003 was intended to shorten the average maturity of the Company's investment portfolio based on management's belief that interest rates are at or near their bottom.

        Interest expense consists primarily of interest on the Company's $300 million aggregate principal amount unsecured notes partially offset by amortization of deferred gains realized in 2002 and 2001 that resulted from the closure of swap positions associated with the unsecured notes. The unsecured notes, which mature in February of 2004, were sold at 99.925% of par for an effective yield to maturity of 6.51%. Total deferred gain resulting from the closure of debt swaps of approximately $23 million is being amortized over the remaining life of the unsecured notes at a rate of approximately $2.8 million per quarter.

        As noted above, the Company currently expects interest and other income, net to decline significantly during the second quarter of 2003 to approximately $20 million as the impact of declining interest rates and the repositioning of the Company's cash portfolio to shorter-term maturities impact earnings on the Company's investment portfolio. The Company expects further declines in interest and other income, net during the second half of its fiscal 2003. The foregoing statements are forward-looking. Interest and other income, net, in the second quarter of 2003 and in the second half of 2003 and the average maturity of the Company's investment portfolio could differ from expected levels because of several factors, including certain of those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, actual future interest and other income, net could be significantly impacted by unforeseen changes in market interest rates and foreign currency exchange rates, by sales of short-term investments, and by future changes in the fair value of the Company's short-term and long-term investments.

Provision for Income Taxes

        The Company's effective tax rate for the first three months of 2003 and 2002 was approximately 28%. The Company's 2003 effective rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings will be indefinitely reinvested outside the U.S. and due to the research and development credit.

        The Company currently believes that its effective tax rate for the remainder of fiscal 2003 will be approximately 28%. The foregoing statement is forward-looking. The Company's future tax rate could differ because of several factors, including those set forth below in the subsection entitled "Factors That May Affect Future Results and Financial Condition." Additionally, the actual future tax rate may be impacted by the amount and jurisdiction of foreign profits or any changes to applicable tax regulations.

Recent Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring) and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement is effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 are required to be applied prospectively after the adoption date to newly initiated exit activities, and may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002. The Company does not expect adoption of FIN 45 to have a material impact on the Company's results of operations or financial position.

        In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. While the Company will continue to evaluate the requirements of EITF Issue No. 00-21, management does not currently believe adoption will have a significant impact on its accounting for multiple element arrangements as such accounting will generally continue to be accounted for pursuant to AICPA Statement of Position 97-2, "Software Revenue Recognition," and related pronouncements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 148). This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual periods ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has chosen to adopt the disclosure provisions of SFAS No. 148 early and has provided the required interim disclosures in this Form 10-Q in the Notes to Condensed Consolidated Financial Statements.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. While it will continue to evaluate the requirements of FIN 46, the Company does not currently believe adoption will have a material impact on its results of operations or financial position.

Liquidity and Capital Resources

        The following table presents selected financial information and statistics for each of the fiscal quarters ending on the dates indicated (dollars in millions):

	12/28/02	9/28/02
Cash, cash equivalents, and short-term investments	$4,462	$4,337
Accounts receivable, net	$497	$565
Inventory	$44	$45
Working capital	$3,789	$3,730
Days sales in accounts receivable (a)	31	36
Days of supply in inventory (b)	4	4
Days payables outstanding (c)	70	77
Operating cash flow (quarterly)	$110	$82

(a)
Based on ending net trade receivables and most recent quarterly net sales for each period

(b)
Based on ending inventory and most recent quarterly cost of sales for each period

(c)
Based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory

        As of December 28, 2002, the Company had $4.462 billion in cash, cash equivalents, and short-term investments, an increase of $125 million over the same balances at the end of fiscal 2002. The primary components of this increase were cash generated by operating activities of $110 million, proceeds of $13 million from the sale of a long-term investment, and proceeds of $13 million from the issuance of common stock, partially offset by capital expenditures of $20 million.

        The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Lease Commitments

        As of September 28, 2002, the Company had total outstanding commitments on noncancelable operating leases of $464 million, $209 million of which related to the lease of retail space and related facilities. Remaining terms on the Company's existing operating leases range from 1 to 12 years. Total outstanding commitments on noncancelable operating leases related to the lease of retail space and related facilities rose to $300 million as of January 31, 2003.

Long-Term Debt

        The Company currently has long-term debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

Purchase Commitments with Contract Manufacturers and Component Suppliers

        The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company's products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 1 to 3 months. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. Such formal and informal purchase commitments typically cover the Company's forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. The nature of the Company's outstanding third-party manufacturing commitments and component purchase commitments has not changed significantly since the end of its fiscal 2002.

Capital Expenditures

        Of $20 million in total capital expenditures during the first quarter of 2003, $6 million was for retail store facilities and equipment related to the Company's Retail segment and $14 million was for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $140 million for capital expenditures during 2003, approximately $72 million of which is expected to be utilized for further expansion of the Company's Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

        In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Since inception of the stock repurchase plan through the end of fiscal 2000, the Company had repurchased a total of 5.05 million shares at a cost of $191 million. No shares have been repurchased since the end of fiscal 2000. During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million.

Non-Current Debt and Equity Investments

        The Company has held significant investments in ARM, Samsung Electronics Co., Ltd, Akamai, and EarthLink. These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. The combined fair value of these investments was $28 million and $39 million as of the end of the first quarter of 2003 and the end of fiscal 2002, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

        Additional information related to the Company's non-current debt and equity investments may be found in this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 2, "Financial Instruments," and in the 2002 Form 10-K.

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

The Company has higher research and development and selling, general and administrative costs, as a percentage of revenues, than many of its competitors.

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

        Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies and enhance existing products in order to remain competitive. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the effect that new products will have on its sales or results of operations.

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

        The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC-based microprocessor for the Company's Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company's competitors by Intel Corporation and other developers and producers of microprocessors used by personal computers using the Windows operating systems. Further, despite its efforts to educate the marketplace to the contrary, the Company believes that many of its current and potential customers believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by Windows-based systems and translates to slower overall system performance. There have been instances in recent years where the inability of the Company's suppliers to provide advanced PowerPC G4 and G3 microprocessors with higher clock speeds in sufficient quantity has had significant adverse effects on the Company's results of operations. The inability in the future of the Company to obtain microprocessors in sufficient quantities with competitive price/performance features could have an adverse impact on the Company's results of operations and financial condition.

The Company is dependent on manufacturing and logistics services provided by third parties, many of whom are located outside of the United States.

        Many of the Company's products are manufactured in whole or in part by third-party manufacturers. In addition, the Company has outsourced much of its transportation and logistics management. While outsourcing arrangements may lower the fixed cost of operations, they also reduce the Company's direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain at least initially responsible to the consumer for warranty service or in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company's future operating results and financial condition.

        Final assembly of products sold by the Company is conducted in the Company's manufacturing facilities in Sacramento, California, and Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the People's Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company's products and final assembly of all of the Company's portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in Taiwan. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, political, or military conditions or events, the Company's results of operations and financial condition could be adversely affected.

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

        Since May of 2001, the Company has opened 53 retail stores in the United States and anticipates opening more stores in calendar 2003. The Company's retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating leases commitments for retail space with lease terms ranging from 5 to 12 years. The Company would incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company's results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment's costs are fixed because of depreciation on store construction costs and lease expense. As a result, should the Retail segment experience a decline in sales for any reason, significant losses would result.

        Certain of the Company's stores have been intentionally designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company's more typical retail stores. The Company has opened two such stores and has several others under development. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 5 to 10 years with total commitments per location over the lease terms ranging from $25 million to $50 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company's results of operations and financial condition.

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

        The Company distributes its products through a variety of channel partners including wholesalers, resellers, national and regional retailers and cataloguers, many of whom distribute products from competing manufacturers. In addition, the Company also sells many of its products and resells certain third-party products in most of its major markets directly to end users, certain education customers, and certain resellers through its online stores around the world. The Company also sells its own products and certain third-party products through its retail stores in the United States. Many of the Company's significant resellers operate on narrow product margins and have been negatively affected by current economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company's distribution and retail channel partners. The Company's business and financial results could be adversely affected if the financial condition of these resellers weakened, if resellers within consumer channels were to cease distribution of the Company's products, or if uncertainty regarding demand for the Company's products caused resellers to reduce their ordering and marketing of the Company's products.

        Over the past several years, an increasing proportion of the Company's net sales have been made by the Company directly to end users through its online stores around the world and through its retail stores in the United States. The Company's channel partners may perceive this expansion of the Company's direct sales as conflicting with their own business and economic interests as distributors and resellers of the Company's products. Perception of such a conflict could discourage the Company's channel partners from investing additional resources in the distribution and sale of the Company's products or lead them to limit or cease distribution of the Company's products. The Company's business and financial results could be adversely affected if expansion of its direct sales to end users causes some or all of its channel partners to cease or limit distribution of the Company's products.

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

        Further information related to the Company's global market risks may be found in Part I, Item 3 of this Form 10-Q under the subheading "Foreign Currency Risk," and also in the 2002 Form 10-K.

The Company's future performance is dependent upon support from third-party software developers.

        The Company believes that decisions by customers to purchase the Company's personal computers, as opposed to Windows-based systems or other devices are often based on the availability of third-party software for particular applications such as Microsoft Office. The Company also believes the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the Company's financial losses in prior years and the minority market share held by the Company in the personal computer market, as well as the Company's decision to end its Mac OS licensing program, have caused software developers to question the Company's prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers to develop, maintain, and upgrade similar or competitive software for the Company's products. Moreover, there can be no assurance software developers will continue to develop software for Mac OS X, the Company's new operating system, on a timely basis or at all.

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

        Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company's products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company's future operating results and financial condition could be adversely effected. Information regarding certain claims and potential litigation involving the Company related to alleged patent infringement and other matters is set forth in Part I, Item 3 of the 2002 Form 10-K. In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would have a material adverse effect on its results of operations, or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part I, Item 3 of the 2002 Form 10-K or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

        Much of the future success of the Company depends on the continued service and availability of skilled personnel, including those in technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company's employees are located. There can be no assurance that the Company will be able to successfully attract and retain the key personnel it needs. Additionally, volatility or a lack of positive performance in the Company's stock price may adversely affect its ability to retain key employees. As of December 28, 2002, a substantial majority of the Company's outstanding employee stock options were out-of-the-money.

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

        The Company holds minority investments in several public companies with a combined fair market value of approximately $28 million as of December 28, 2002. These investments are in publicly traded companies whose share prices are subject to significant volatility. The Company has categorized its investments in these companies as available-for-sale requiring the investments be carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income. The Company recognizes an impairment charge to earnings when it is judged an investment has experienced a decline in value that is other-than-temporary. The Company has recognized material impairment charges related to its non-current debt and equity investments twice in the last two fiscal years.

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

Item 3.    Disclosures About Market Risk

        The Company's market risk profile has not changed significantly from that described in the 2002 Form 10-K.

Interest Rate and Foreign Currency Risk Management

        To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the non-hedge portfolios, the Company regularly reviews its foreign exchange forward and option positions, and its interest rate swap and option positions both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures intended to be hedged, there can be no assurance the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's operating results and financial position. The Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as of October 1, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

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

        The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations and related derivative financial instruments. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of December 28, 2002, $889 million of the Company's investment portfolio was classified as short-term investments with maturities ranging from 1 to 5 years. As of September 28, 2002, $1.087 billion of the Company's investment portfolio was classified as short-term investments with maturities ranging from 1 to 5 years. The remainder all had underlying maturities between 3 and 12 months. Due to liquidity needs, or in anticipation of credit deterioration, or for the purpose of duration management of the Company's investment portfolio, the Company may sell investments prior to their stated maturities. As a result of such activity, the Company recognized net gains of $9 million during the first quarter of 2003 and $3 million during the first quarter of 2002.

        The Company sometimes enters into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company entered into no interest rate asset swaps during 2002 or the first quarter of 2003.

        During the last two years, the Company has entered into interest rate swaps with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The interest rate swaps, which qualified as accounting hedges, generally required the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively converted the Company's fixed-rate 10-year debt to floating-rate debt and converted a portion of the floating rate investments to fixed rate. Due to prevailing market interest rates, during 2002 the Company entered into and then subsequently closed out debt swap positions realizing a gain of $6 million. During 2001 the Company closed out all of its then existing debt swap positions realizing a gain of $17 million. Both the gains in 2002 and 2001 were deferred, recognized in long-term debt and are being amortized to other income and expense over the remaining life of the debt. At certain times in the past, the Company has also entered into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company does not hold or transact in such financial instruments for purposes other than risk management.

Foreign Currency Risk

        Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, generally benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's net sales and gross margins as expressed in U.S. dollars. There is also a risk that the Company will have to adjust local currency product pricing within the time frame of our hedged positions due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

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

Item 4.    Controls and Procedures

        Based on an evaluation under the supervision and with the participation of the Company's management as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore there were no resulting corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is subject to various legal proceedings and claims that are discussed below and/or in the 2002 Form 10-K. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

        Hawaii Structural Iron Workers and Pension Trust Fund v. Apple Computer, Inc. and Steven P. Jobs; Young v. Apple Computer, Inc. et al; Hsu v. Apple Computer Inc. et al Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company's publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company's motion to dismiss for failure to state a cause of action, with leave to plaintiffs to amend their complaint within thirty days. Plaintiff filed their amended complaint on January 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)
Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Filed Herewith
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through April 20, 2000.	10-Q	7/01/00
4.2	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York.	10-Q	4/01/94
4.3	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.	10-Q	4/01/94
4.5	Form of the Company's 6 1/2% Notes due 2004.	10-Q	4/01/94

4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.	S-3	8/28/96
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.1	1981 Stock Option Plan, as amended.	10-Q	6/25/93
10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97
10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through October 6, 1999.	10-K	9/25/99
10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97
10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98
10.A.51	1998 Executive Officer Stock Plan, as amended through April 24, 2002.	10-Q	6/29/02
10.A.52	Reimbursement Agreement.	10-Q	6/29/02
10.B.8	Participation in the Customer Design Center by the Registrant dated as of September 30, 1991 between IBM and the Registrant.	8-K	10/91
10.B.9	Agreement for Purchase of IBM Products (Original Equipment Manufacturer) dated as of September 30, 1991 between IBM and the Registrant.	8-K	10/91

10.B.12	Microprocessor Requirements Agreement dated January 31, 1992 between the Registrant and Motorola, Inc.	10-K	9/25/92
10.B.16	Fountain Manufacturing Agreement dated May 31, 1996 between Registrant and SCI Systems, Inc.	10-Q	8/12/96
99.1	Certificate of Apple Computer, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.			X
(b)
Reports on Form 8-K

        None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE COMPUTER, INC. (Registrant)

By:	/s/ FRED D. ANDERSON Fred D. Anderson Executive Vice President and Chief Financial Officer February 10, 2003

CERTIFICATIONS

        I, Steven P. Jobs, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Apple Computer, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 10, 2003

By:	/s/ Steven P. Jobs Steven P. Jobs Chief Executive Officer

        I, Fred D. Anderson, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Apple Computer, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 10, 2003

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
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS