Form 10-Q
period 2003-03-29
APPLE COMPUTER INC
filed 2003-05-13
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

Registrant’s telephone number, including area code: (408) 996-1010

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

Yes   ☒   No   ☐

365,611,414 shares of Common Stock Issued and Outstanding as of May 2, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2003	March 30, 2002	March 29, 2003	March 30, 2002

Net sales	$1,475	$1,495	$2,947	$2,870
Cost of sales	1,057	1,086	2,123	2,039
Gross margin	418	409	824	831

Operating expenses:
Research and development	119	111	240	224
Selling, general, and administrative	300	270	599	559
Restructuring costs	3	—	26	24
Total operating expenses	422	381	865	807

Operating income (loss)	(4)	28	(41)	24

Gains on non-current investments, net	—	—	—	23
Interest and other income, net	23	27	52	61
Total interest and other income, net	23	27	52	84

Income before provision for income taxes	19	55	11	108
Provision for income taxes	5	15	3	30

Income before accounting change	14	40	8	78
Cumulative effect of accounting change, net of income taxes of $1	—	—	(2)	—

Net income	$14	$40	$6	$78
Earnings per common share before accounting change:
Basic	$0.04	$0.11	$0.02	$0.22
Diluted	$0.04	$0.11	$0.02	$0.22

Earnings per common share after accounting change:
Basic	$0.04	$0.11	$0.02	$0.22
Diluted	$0.04	$0.11	$0.02	$0.22

Shares used in computing earnings per share (in thousands):
Basic	360,490	353,480	359,774	352,405
Diluted	362,243	365,969	361,591	361,622

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	March 29, 2003	September 28, 2002

ASSETS:
Current assets:
Cash and cash equivalents	$3,410	$2,252
Short-term investments	1,116	2,085
Accounts receivable, less allowances of $48 and $51, respectively	492	565
Inventories	41	45
Deferred tax assets	168	166
Other current assets	241	275
Total current assets	5,468	5,388
Property, plant and equipment, net	619	621
Goodwill	85	85
Acquired intangible assets	29	34
Other assets	160	170
Total assets	$6,361	$6,298

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$921	$911
Accrued expenses	776	747
Current debt	310	—
Total current liabilities	2,007	1,658

Long-term debt	—	316
Deferred tax liabilities and other non-current liabilitiesand other non-current liabilities	215	229
Total liabilities	2,222	2,203

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 900,000,000 shares authorized; 365,545,268 and 358,958,989 shares issued and outstanding, respectively	1,919	1,826
Deferred stock compensation	(75)	(7)
Retained earnings	2,331	2,325
Accumulated other comprehensive income (loss)	(36)	(49)
Total shareholders’ equity	4,139	4,095
Total liabilities and shareholders’ equity	$6,361	$6,298

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	March 29, 2003	March 30, 2002

Cash and cash equivalents, beginning of the period	$2,252	$2,310

Operating Activities:
Net income	6	78
Cumulative effect of accounting change, net of taxes	2	—
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	62	57
Non-cash restructuring	12	4
Provision for (benefit from) deferred income taxes	(12)	30
Loss on disposition of property, plant, and equipment	2	4
Gains on sales of short-term investments, net	(18)	(3)
Gains on sales of non-current investments, net	—	(23)
Changes in operating assets and liabilities:
Accounts receivable	73	(178)
Inventories	4	(15)
Other current assets	34	(91)
Other assets	(14)	(11)
Accounts payable	10	186
Other current liabilities	47	6

Cash generated by operating activities	208	44

Investing Activities:
Purchase of short-term investments	(1,097)	(2,897)
Proceeds from maturities of short-term investments	1,214	1,422
Proceeds from sale of short-term investments	849	319
Proceeds from sale of non-current investments	13	25
Purchases of property, plant, and equipment	(60)	(79)
Other	15	(32)

Cash generated by (used for) investing activities	934	(1,242)

Financing Activities:
Proceeds from issuance of common stock	16	47

Cash generated by financing activities	16	47

Increase (decrease) in cash and cash equivalents	1,158	(1,151)

Cash and cash equivalents, end of the period	$3,410	$1,159

Supplemental cash flow disclosures:
Cash paid for interest	$10	$10
Cash paid for income taxes, net	$25	$7

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

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Interim information is unaudited; however, in the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included.  The results for interim periods are not necessarily indicative of results to be expected for the entire year.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 28, 2002, included in its Annual Report on Form 10-K for the year ended September 28, 2002 (the 2002 Form 10-K).

Accounting for Asset Retirement Obligations

On September 29, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. All of the Company’s existing asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. The Company estimated that as of September 29, 2002, gross expected future cash flows of $9.5 million would be required to fulfill these obligations.

As of the date of adoption, the Company recorded a $6 million long-term asset retirement liability and a corresponding increase in leasehold improvements. This amount represents the present value of expected future cash flows associated with returning certain of the Company’s leased properties to original condition. The difference between the gross expected future cash flow of $9.5 million and its present value at September 29, 2002, of $6 million will be accreted over the life of the related leases as an operating expense.  Net of the related income tax effect of approximately $1 million, adoption of SFAS No. 143 resulted in an unfavorable cumulative-effect type adjustment to net income during the first quarter of 2003 of approximately $2 million. This adjustment represents cumulative depreciation and accretion that would have been recognized through the date of adoption of SFAS No. 143 had the statement been applied to the Company’s existing asset retirement obligations at the time they were initially incurred.

The following table reconciles changes in the Company’s asset retirement liability for the first six months of 2003 (in millions):

Asset retirement liability recorded at 9/29/02	$5.5
Additional asset retirement obligations recognized	0.3
Accretion recognized	0.9
Asset retirement liability as of 3/29/03	$6.7

Accounting for Restructuring Charges

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring) and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management is committed to an exit plan.  SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement was effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 were required to be applied prospectively after the adoption date to newly initiated exit activities.

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and has provided pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. The Company has elected to follow APB No. 25 because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plan shares. Under APB No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted and employee stock purchase plan purchases have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income over the options’ vesting period and the shares’ plan period.

The Black-Scholes option valuation model was developed for use in estimating the fair value of freely traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected life of options and the Company’s expected stock price volatility. Because the Company’s employee stock options and employee stock purchase plan shares have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not provide a reliable measure of the fair value of the Company’s employee stock options and employee stock purchase plan shares.

For purposes of the pro forma disclosures provided pursuant to SFAS No. 123, the expected volatility assumptions used by the Company have been based solely on historical volatility rates of the Company’s common stock. The Company has made no adjustments to its expected volatility assumptions based on current market conditions, current market trends, or expected volatility implicit in market traded options on the Company’s stock. The Company will continue to monitor the propriety of this approach to developing its expected volatility assumption and could determine for future periods that adjustments to historical volatility and/or use of a methodology that is based on the expected volatility implicit in market traded options on the Company’s common stock are more appropriate based on the facts and circumstances existing in future periods.

For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income over the options’ vesting period and the shares’ plan period. The Company’s pro forma information for the three and six-month periods ended March 29, 2003 and March 30, 2002 follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	3/29/03	3/30/02	3/29/03	3/30/02

Net income - as reported	$14	$40	$6	$78

Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(50)	(57)	(103)	(113)

Net loss - pro forma	$(36)	$(17)	$(97)	$(35)

Net income per common share - as reported
Basic	$0.04	$0.11	$0.02	$0.22
Diluted	$0.04	$0.11	$0.02	$0.22

Net loss per common share - pro forma
Basic	$(0.10)	$(0.05)	$(0.27)	$(0.10)
Diluted	$(0.10)	$(0.05)	$(0.27)	$(0.10)

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of March 29, 2003, and September 28, 2002 (in millions):

	As of 3/29/03	As of 9/28/02

Cash	$165	$161

U.S. Treasury and Agency securities	47	47
U.S. corporate securities	2,327	1,952
Foreign securities	871	92
Total cash equivalents	3,245	2,091

U.S. Treasury and Agency securities	699	681
U.S. corporate securities	379	988
Foreign securities	38	416

Total short-term investments	1,116	2,085

Total cash, cash equivalents, and short-term investments	$4,526	$4,337

The Company’s short-term investment portfolio consists of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized gains on its investment portfolio of $20 million as of September 28, 2002, and net unrealized losses of $1 million as of March 29, 2003. The Company occasionally sells short-term investments prior to their stated maturities. As a result of such sales, the Company recognized gains of $9 million during the second quarter of 2003 and $18 million and $3 million during the first six months of 2003 and 2002, respectively. These gains were included in interest and other income, net.

As of March 29, 2003, and September 28, 2002, $385 million and $1.087 billion, respectively, of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years.  The remainder of the Company's short-term investments had underlying maturities of between 3 and 12 months.

Non-Current Debt and Equity Investments and Related Gains

The Company has held significant investments in ARM Holdings plc (ARM), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments have been reflected in the consolidated balance sheets within other assets and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in interest and other income.  The combined fair value of these investments held by the Company was $28 million and $39 million as of March 29, 2003, and September 28, 2002, respectively.

During the first quarter of 2003, the Company sold 2,580,000 shares of EarthLink stock for net proceeds of approximately $13.7 million, an amount that approximated the Company’s carrying value of the shares. During the first quarter of 2002, the Company sold 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million. During the first quarter of 2002, the Company also sold 250,000 shares of Akamai and 117,000 shares of EarthLink stock for net proceeds of approximately $2 million each and a gain before taxes of $710,000 and $223,000, respectively.  No sales of the Company’s non-current debt and equity investments were made in the second quarter of 2003.

Debt

The Company currently has debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes that was originally issued in 1994. The notes, which pay interest semiannually, were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes, along with approximately $10 million of related unamortized deferred gains on closed interest rate swaps, are due in February of 2004 and therefore have been classified as current debt as of March 29, 2003.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenues and cost of sales. From time to time, the Company enters into interest rate swap agreements to modify the interest rate profile of certain investments and debt. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value.  As of the end of the second quarter of 2003, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of fiscal 2002.

Foreign Exchange Risk Management

The Company enters into foreign currency forward and option contracts with financial institutions primarily to protect against foreign exchange risk associated with existing assets and liabilities, certain firmly committed transactions and certain probable but not firmly committed transactions. Generally, the Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, or limited availability of appropriate hedging instruments.

Interest Rate Risk Management

The Company sometimes enters into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company’s floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company’s exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company does not hold or transact in such financial instruments for purposes other than risk management.

Accounting for Derivative Financial Instruments

On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of March 29, 2003, the Company had a net deferred loss associated with cash flow hedges of approximately $700,000 net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the fourth quarter of fiscal 2003.

Note 3 – Condensed Consolidated Financial Statement Details (in millions)

Inventories

	3/29/03	9/28/02
Purchased parts	$1	$9
Work in process	1	—
Finished goods	39	36

Total inventories	$41	$45

Other Current Assets

	3/29/03	9/28/02
Vendor non-trade receivables	$129	$142
Other current assets	112	133

Total other current assets	$241	$275

Property, Plant, and Equipment

	3/29/03	9/28/02
Land and buildings	$346	$342
Machinery, equipment, and internal-use software	348	367
Office furniture and equipment	70	67
Leasehold improvements	312	281
	1,076	1,057

Accumulated depreciation and amortization	(457)	(436)

Total net property, plant, and equipment	$619	$621

Other Assets

	3/29/03	9/28/02
Non-current deferred tax assets	$62	$70
Non-current debt and equity investments	28	39
Capitalized software development costs, net	16	19
Other assets	54	42

Total other assets	$160	$170

Accrued Expenses

	3/29/03	9/28/02
Deferred revenue	$294	$253
Accrued marketing and distribution	131	136
Accrued compensation and employee benefits	95	93
Accrued warranty and related costs	68	69
Other current liabilities	188	196

Total accrued expenses	$776	$747

Interest and Other Income, Net

	Three Months Ended		Six Months Ended
	3/29/03	3/30/02	3/29/03	3/30/02
Interest income	$18	$29	$41	$63
Interest expense	(2)	(3)	(4)	(6)
Gain on sales of short term investments	9	—	18	3
Other income (expense), net	(2)	1	(3)	1

Total interest and other income, net	$23	$27	$52	$61

Inventory Prepayment

In April 2002, the Company made a $100 million prepayment to an Asian supplier for the purchase of components over the following nine months. In return for this deposit, the supplier agreed to supply the Company with a specified level of components during the three consecutive fiscal quarters ending December 28, 2002. Approximately $53 million of this deposit remained unused as of September 28, 2002 and was reflected in the condensed consolidated balance sheets in other current assets. During the first six months of 2003, the remainder of the deposit balance was fully utilized for the purchase of components. The deposit was unsecured and had no stated interest component. The Company imputed an amount to cost of sales and interest income during each period the deposit was outstanding at an appropriate market interest rate to reflect the economics of this transaction.

Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 7 years. The Company ceased amortization of goodwill at the beginning of fiscal 2002 when it adopted SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances  (in millions):

	As of 3/29/03			As of 9/28/02
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill (a)	$85	$—	$85	$85	$—	$85
Other intangible assets	5	(5)	—	5	(5)	—
Acquired technology	42	(13)	29	42	(8)	34

Total acquired intangible assets	$132	$(18)	$114	$132	$(13)	$119

(a)               Accumulated amortization related to goodwill of $55 million arising prior to the adoption of SFAS No. 142 has been reflected in the gross carrying amount of goodwill as of March 29, 2003, and September 28, 2002.

Amortization associated with acquired technology for the three and six-month periods ended March 29, 2003 and March 30, 2002 follows (in millions):

	Three Months Ended		Six Months Ended
	3/29/03	3/30/02	3/29/03	3/30/02
Acquired technology amortization	$2	$1	$5	$2

Accrued Warranty and Related Costs

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end user. The Company also offers a 90-day basic warranty for Apple software and for Apple service parts used to repair Apple hardware products. The Company provides currently for the estimated cost that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, historical cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future expectations.

The following table reconciles changes in the Company’s accrued warranties and related costs for the six-month periods ended March 29, 2003 and March 30, 2002 (in millions):

	Six Months Ended
	3/29/03	3/30/02

Beginning accrued warranty and related costs	$69	$87
Cost of warranty claims	(35)	(42)
Accruals for product warranties	34	31
Ending accrued warranty and related costs	$68	$76

Note 4 – Restructuring Actions

Fiscal 2003 Restructuring Actions

Q2’03 Restructuring Actions

During the second quarter of 2003, the Company’s management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million. The primary focus of actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company’s Americas and Europe operating segments and further reductions associated with PowerSchool-related activities in the Americas operating segment. The second quarter actions resulted in recognition of severance costs of $2.4 million for termination of 93 employees, 79 of who were terminated prior to the end of the second quarter at a cost of $1.6 million. During the second quarter, an additional $400,000 was accrued for asset write-offs and lease payments on an abandoned facility in the Americas operating segment. Except for certain costs associated with operating leases on the abandoned facility, the Company currently anticipates that substantially all of the remaining accrual will be spent by the end of the third quarter of fiscal 2003.

The following table summarizes activity associated with restructuring actions initiated during the second quarter of 2003 (in millions):

	Employee Severance Benefits	Asset Impairments	Lease and Contract Cancellations	Totals

Q2’03 Charge	$2.4	$0.1	$0.3	$2.8
Q2’03 Spending	(1.6)	—	—	(1.6)
Q2’03 Non-Cash Charges	—	(0.1)	—	(0.1)
3/29/03 Accrual Balance	$0.8	$0.0	$0.3	$1.1

Q1’03 Restructuring Actions

During the first quarter of 2003, the Company’s management approved and initiated restructuring actions with a total cost of $24 million that resulted in the termination of operations at the Company-owned manufacturing facility in Singapore, further reductions in headcount resulting from the shift in PowerSchool product strategy that took place at the end of fiscal 2002, and termination of various sales and marketing activities in the United States and Europe. These restructuring actions will ultimately result in the elimination of 260 positions worldwide, 197 of which were eliminated by the end of the first quarter of 2003.

Closure of the Company’s Singapore manufacturing operations resulted in severance costs of $1.8 million and costs of $6.7 million to write-off manufacturing related fixed assets, whose use ceased during the first quarter. PowerSchool related costs included severance of approximately $550,000 and recognition of $5 million of previously deferred stock compensation that arose when PowerSchool was acquired by the Company in 2001 related to certain PowerSchool employee stockholders who were terminated in the first quarter of 2003. Termination of sales and marketing activities and employees, principally in the United States and Europe, resulted in severance costs of $2.8 million and accrual of costs associated with operating leases on closed facilities of $6.7 million. The total net restructuring charge of $23 million recognized during the first quarter of 2003 also reflects the reversal of $600,000 of unused restructuring accrual originally made during the first quarter of 2002.

During the second quarter of 2003, the Company identified and reversed approximately $150,000 of severance  costs accrued as part of the first quarter 2003 restructuring actions when it was determined the accrual would not be used. As of March 29, 2003, approximately $4 million of the original $5 million accrual for severance had been utilized and a total of 242 positions had been eliminated. Except for certain costs associated with operating leases on closed facilities, the Company currently anticipates that substantially all of the remaining accrual for severance will be spent to eliminate 14 additional positions by the end of the third quarter of fiscal 2003.

The following table summarizes activity associated with restructuring actions initiated during the first quarter of 2003 (in millions):

	Employee Severance Benefits	Deferred Compensation Write-off	Asset Impairments	Lease Cancellations	Totals

Q1’03 Charge	$5	$5	$7	$7	$24
Q1’03 Spending	(3)	—	—	—	(3)
Q1’03 Non-Cash Charges	—	(5)	(7)	—	(12)
12/28/02 Accrual Balance	2	—	—	7	9
Q2’03 Spending	(1)	—	—	(1)	(2)
3/29/03 Accrual Balance	$1	$0	$0	$6	$7

Fiscal 2002 Restructuring Actions

During fiscal 2002, the Company recorded total restructuring charges of approximately $30 million related to actions intended to eliminate certain activities and better align the Company’s operating expenses with existing general economic conditions and to partially offset the cost of continuing investments in new product development and investments in the Company’s Retail operating segment.

Q4’02 Restructuring Actions

During the fourth quarter of 2002, the Company’s management approved and initiated restructuring actions with a total cost of approximately $6 million designed to reduce headcount costs in corporate operations and sales and to adjust its PowerSchool product strategy. These restructuring actions resulted in the elimination of approximately 180 positions worldwide at a cost of $1.8 million, 162 of which were eliminated by December 28, 2002. Eliminated positions were primarily in corporate operations, sales, and PowerSchool related research and development in the Americas operating segment. The shift in product strategy at PowerSchool included discontinuing development and marketing of PowerSchool’s PSE product. This shift resulted in the impairment of previously capitalized development costs associated with the PSE product in the amount of $4.5 million. As of March 29, 2003, substantially all of the $2 million severance accrual had been utilized, except for insignificant severance and related costs associated with 12 remaining positions.

The following table summarizes activity associated with restructuring actions initiated during the fourth quarter of 2002 (in millions):

	Employee Severance Benefits	Asset Impairments	Totals

Q4’02 Charge	$2	$4	$6
Q4’02 Spending	(2)	—	(2)
Q4’02 Non-Cash Charges	—	(4)	(4)
9/28/02 Accrual Balance	$0	$0	$0

Q1’02 Restructuring Actions

During the first quarter of 2002, the Company’s management approved and initiated restructuring actions with a total cost of approximately $24 million. These restructuring actions resulted in the elimination of approximately 425 positions worldwide at a cost of $8 million. Positions were eliminated primarily in the Company’s operations, information systems, and administrative functions. In addition, these restructuring actions also included significant changes in the Company’s information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities.  The Company ceased using the assets associated with first quarter 2002 restructuring actions during that same quarter. Related lease and contract cancellation charges totaled $12 million, and charges for asset impairments totaled $4 million. The first quarter 2002 restructuring actions were primarily related to corporate activity not allocated to operating segments. During the first quarter of 2003, the Company reversed the remaining unused accrual of $600,000.

The following table summarizes activity associated with restructuring actions initiated during the first quarter of 2002 (in millions):

	Employee Severance Benefits	Asset Impairments	Lease and Contract Cancellations	Totals

Q1’02 Charge	$8	$4	$12	$24
Q1’02 Spending	(5)	—	—	(5)
Q1’02 Non-Cash Charges	—	(4)	—	(4)
12/29/01 Accrual Balance	$3	$0	$12	$15
Q2’02 Spending	(1)	—	(11)	(12)
3/30/02 Accrual Balance	$2	$0	$1	$3
Q3’02 Spending	(1)	—	—	(1)
6/26/02 Accrual Balance	$1	$0	$1	$2
Q4’02 Spending	(1)	—	—	(1)
9/28/02 Accrual Balance	$0	$0	$1	$1
Q1’03 Reversal	—	—	(1)	(1)
12/28/02 Accrual Balance	$0	$0	$0	$0

Note 5 – Shareholders’ Equity

CEO Restricted Stock Award

On March 19, 2003, the Company entered into an Option Cancellation and Restricted Stock Award Agreement (the Agreement) with Steven P. Jobs, its Chief Executive Officer.  The Agreement cancelled stock option awards previously granted to Mr. Jobs  in 2000 and 2001 for the purchase of 27.5 million common shares of the Company’s common stock.  Mr. Jobs retained options to purchase 60,000 shares of the Company’s common stock granted in August of 1997 in his capacity as a member of the Company’s Board of Directors.  The Agreement replaced the cancelled options with a restricted stock award of 5 million shares of the Company’s common stock.  The restricted stock award generally vests three years from date of grant.  Vesting of some or all of the restricted shares will be accelerated in the event Mr. Jobs is terminated without cause, dies, or has his management role reduced following a change in control of the Company.

The Company has recorded the value of the restricted stock award of $74.75 million as a component of shareholders’ equity and will amortize that amount on a straight-line basis over the 3-year service/vesting period.  The value of the restricted stock award was based on the closing market price of the Company’s common stock on the date of the award.  Quarterly amortization will be approximately $6.3 million and will be recognized as an operating expense.  The 5 million restricted shares will be included in the calculation of diluted earnings per share utilizing the treasury stock method.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Since inception of the stock repurchase plan through the end of fiscal 2000, the Company had repurchased a total of 5.05 million shares at a cost of $191 million. No shares have been repurchased since the end of fiscal 2000. During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million.  The total cost to acquire the same number of shares at the closing price of the Company's common stock on March 29, 2003, would be approximately $22.3 million.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, from unrealized gains and losses on marketable securities categorized as available-for-sale, and from net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

The following table summarizes components of total comprehensive income, net of taxes, during the three and six-month periods ended March 29, 2003, and March 30, 2002 (in millions):

	Three Months Ended		Six Months Ended
	3/29/03	3/30/02	3/29/03	3/30/02

Net income	$14	$40	$6	$78
Other comprehensive income:
Net change in unrealized derivative gains/losses	5	(12)	10	13
Change in accumulated translation adjustment	6	(1)	14	(4)
Net change in unrealized investment gains losses	—	(21)	3	(32)
Reclassification adjustment for investment gains included in net income	(7)	—	(14)	(17)

Total comprehensive income	$18	$6	$19	$38

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and six-month periods ending March 29, 2003 and March 30, 2002 (in millions):

	Three Months Ended		Six Months Ended
	3/29/03	3/30/02	3/29/03	3/30/02

Change in fair value of derivatives	$—	$4	$(4)	$30
Adjustment for net losses (gains) realized and included in net income	5	(16)	14	(17)
Change in unrealized gain on derivative instruments	5	(12)	10	13

The following table summarizes the components of accumulated other comprehensive income, net of taxes (in millions):

	As of 3/29/03	As of 9/28/02

Unrealized gains on available-for-sale securities	$2	$13
Unrealized losses on derivative investments	(1)	(11)
Cumulative translation adjustments	(37)	(51)

Accumulated other comprehensive income (loss)	$(36)	$(49)

Note 6 – Employee Benefit Plans

1998 Executive Officer Stock Plan

The 1998 Executive Officer Stock Plan (the 1998 Plan) is a shareholder approved plan which replaced the 1990 Stock Option Plan terminated in April 1998, the 1981 Stock Option Plan terminated in October 1990, and the 1987 Executive Long Term Stock Option Plan terminated in July 1995. Options granted before these plans’ termination dates remain outstanding in accordance with their terms. Options may be granted under the 1998 Plan to the Chairman of the Board of Directors, executive officers of the Company at the level of Senior Vice President and above, and other key employees. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire 10 years after the grant date. The 1998 Plan permits the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, and stock purchase rights.

1997 Employee Stock Option Plan

In August 1997, the Company’s Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Options may be granted under the 1997 Plan to employees at not less than the fair market value on the date of grant. These options generally become exercisable over a period of 4 years, based on continued employment, and generally expire 10 years after the grant date.

1997 Director Stock Option Plan

In August 1997, the Company’s Board of Directors adopted a shareholder approved Director Stock Option Plan (DSOP) for non-employee directors of the Company. Initial grants of 30,000 options under the DSOP vest in three equal installments on each of the first through third anniversaries of the date of grant, and subsequent annual grants of 10,000 options are fully vested at grant.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year.  As of March 29, 2003, approximately 1 million shares were reserved for issuance under the Purchase Plan.

Subsequent Event – Employee Stock Plans

At the Annual Meeting of Shareholders held on April 24, 2003, the shareholders approved an amendment to the 1998 Executive Officer Stock Plan to change the name of the plan to the 2003 Employee Stock Option Plan, to provide for broad-based grants to all employees in addition to executive officers and other key employees and to prohibit “repricings” including 6-months-plus-1-day option exchange programs without shareholder approval.  Since the amendment was approved, the Company will terminate the 1997 Employee Stock Option Plan and cancel all remaining unissued shares, following the completion of the employee stock option exchange program.  In addition, shareholders also approved an amendment to the Employee Stock Purchase Plan to increase the number of shares authorized for issuance by 4 million shares.

Stock Option Activity

A summary of the Company’s stock option activity and related information for the six month periods ended March 29, 2003, and March 30, 2002 follows (option amounts are presented in thousands):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price

Balance at 9/28/02	6,571	109,430	$28.17
Options Granted	(2,278)	2,278	$14.93
Restricted Share Grant	(5,000)	—	—
Options Cancelled	29,990	(29,990)	$35.83
Options Exercised	—	(303)	$9.32
Plan Shares Expired	(1)	—	—
Balance at 3/29/03	29,282	81,415	$25.05

Balance at 9/29/01	10,075	97,179	$29.25
Additional Options Authorized	10,000	—
Options Granted	(20,461)	20,461	$19.83
Options Cancelled	2,376	(2,376)	$32.15
Options Exercised	—	(2,375)	$13.61
Plan Shares Expired	(2)	—
Balance at 3/30/02	1,988	112,889	$27.81

The options outstanding as of March 29, 2003, have been segregated into five ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
	Options Outstanding as of March 29, 2003	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of March 29, 2003	Weighted Average Exercise Price

$ 0.83 - $17.09	19,263	6.49	$13.70	13,218	$12.76
$17.10 - $18.50	23,039	7.25	$18.22	13,187	$18.18
$18.51 - $25.45	19,318	8.36	$21.19	7,042	$20.96
$25.46 - $47.44	13,703	6.74	$45.15	9,760	$45.36
$47.45 - $69.78	6,092	7.17	$53.84	3,207	$54.03

$ 0.83 - $69.78	81,415	7.24	$25.05	46,414	$25.25

Employee Stock Option Exchange Program

On March 20, 2003, the Company announced a voluntary employee stock option exchange program (the Exchange Program) whereby eligible employees, other than executive officers and members of the Board of Directors, have an opportunity to exchange outstanding options with exercise prices at or above $25.00 per share, for a predetermined smaller number of new stock options that will be granted at the fair market value on the day of the new grant, which will be at least six months plus one day after the exchange options are cancelled.  On April 17, 2003, in accordance with the Exchange Program, the Company accepted and cancelled options to purchase 16,569,193 shares of its common stock and issued a promise to grant approximately 6,892,309 new options to participating employees. Options cancelled pursuant to the Exchange Program are reflected as outstanding as of March 29, 2003, in the preceding tables. The new stock options will be granted on October 20, 2003, which is the first business day that is six months and one day after cancellation of the exchanged options. No financial or accounting impact to the Company’s financial position, results of operations or cash flow for the three months ended March 29, 2003, was associated with this transaction.

Note 7 – Stock-Based Compensation

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

The assumptions used for the three and six-month periods ended March 29, 2003, and March 30, 2002, and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended		Six Months Ended
	3/29/03	3/30/02	3/29/03	3/30/02

Expected life of stock options	4 years	4 years	4 years	4 years
Expected life of stock purchases	N/A	N/A	6 months	6 months
Interest rate - stock options	2.43%	4.46%	2.44%	3.94%
Interest rate - stock purchases	N/A	N/A	1.75%	3.61%
Volatility - stock options	62%	64%	63%	64%
Volatility - stock purchases	N/A	N/A	44%	50%
Dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$7.12	$12.39	$7.38	$10.17
Weighted-average fair value of employee stock purchases during the period	N/A	N/A	$4.67	$7.01

Note 8 – Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 12 years and often contain multi-year renewal options. As of September 28, 2002, the Company’s total future minimum lease payments under noncancelable operating leases were $464 million, of which $209 million related to leases for retail space.  As of March 29, 2003, total future minimum lease payments related to leases for retail space increased to $305 million.

Contingencies

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company’s publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company’s motion to dismiss for failure to state a cause of action, with leave to plaintiffs to amend their complaint. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. A hearing on the Company’s motion is currently scheduled for July 2003.

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

The parliament of the European Union has finalized the Waste Electrical and Electronic Equipment Directive (the Directive). The Directive makes producers of electrical goods, including personal computers, financially responsible for the collection, recycling, and safe disposal of past and future products. The Directive must now be approved and implemented by individual European Union governments by August 13, 2004, while the producers’ financial obligations are scheduled to start August 13, 2005. The Company’s potential liability resulting from the Directive related to past sales of its products and expenses associated with future sales of its product may be substantial. However, because it is likely that specific laws, regulations, and enforcement policies will vary significantly between individual European member states, it is not currently possible to estimate the Company’s existing liability or future expenses resulting from the Directive. As the European Union and its individual member states clarify specific requirements and policies with respect to the Directive, the Company will continue to assess its potential financial impact. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant.

Note 9 - Segment Information and Geographic Data

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company’s Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. The Retail segment operates Apple-owned retail stores in the United States. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company’s subsidiary, FileMaker, Inc. Each reportable geographic operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in the Summary of Significant Accounting Policies in Note 1, except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are based on the location of the customers. Operating income for each segment includes revenue from third parties, cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $30 million and $24 million during the first six months of 2003 and during the second quarter of 2003, respectively.

Operating income for all segments, except Retail, includes cost of sales at standard cost. Certain manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses.

To assess the operating performance of the Retail segment several significant items are included in its results for internal management reporting that are not included in results of the Company’s other segments. First, cost of sales for the Retail segment includes a mark-up above the Company’s standard cost to approximate the price normally charged to the Company’s resellers operating retail stores in the United States. For the second quarter of 2003 and the second quarter of 2002, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $23 million and $21 million, respectively. For the first six months of 2003 and the first six months of 2002, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $46 million and $30 million, respectively.

Second, the Retail segment includes in its net sales proceeds from sales of the Company’s extended warranty and support contracts and also recognizes related cost of sales based on the amount such contracts are normally sold to the Company’s resellers operating retail stores in the United States. This treatment is consistent with how the Company’s major resellers account for the sales and cost of the Company’s extended warranty and support contracts. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in the Americas segment’s net sales and cost of sales. For the second quarter of 2003, this resulted in the recognition of additional net sales and cost of sales by the Retail segment, with corresponding offsets in the Americas segment, of $6.3 million and $4.3 million, respectively. For the second quarter of 2002, the net sales and cost of sales recognized by the Retail segment for sales of extended warranty and support contracts were $1.9 million and $1.4 million, respectively. For the first six months of 2003, this resulted in the recognition of additional net sales and cost of sales by the Retail segment, with corresponding offsets in the Americas segment, of $12.2 million and $8.5 million, respectively. This compares to similar adjustments to net sales and cost of sales during the first six months of 2002 of $3.0 million and $2.1 million, respectively.

Third, a portion of the operating expenses associated with certain high profile retail stores is allocated from the Retail segment to corporate marketing expense. Allocation of these expenses reflects the unique nature of these stores which, given their larger size and extraordinary design elements, function as vehicles for general corporate marketing, corporate sales and marketing events, and brand awareness.  Allocated operating costs are those in excess of operating costs incurred by one of the Company’s more typical retail locations. Stores were open in two such high profile locations in New York and Los Angeles as of March 29, 2003, both of which were opened in fiscal 2002. Expenses allocated to corporate marketing resulting from the operations of these two stores were $1.1 million in the second quarter of 2003 and $2.2 million for the six-months ended March 29, 2003. These costs were not significant during the first half of 2002.

Summary information by operating segment follows (in millions):

Three Months Ended

Six Months Ended

	3/29/03	3/30/02	3/29/03	3/30/02
Americas:
Net sales	$684	$736	$1,422	$1,439
Operating income	$49	$68	$90	$109

Europe:
Net sales	$338	$365	$689	$728
Operating income	$43	$48	$69	$91

Japan:
Net sales	$220	$227	$359	$410
Operating income	$45	$55	$58	$85

Retail:
Net sales	$135	$70	$283	$118
Operating loss	$(3)	$(4)	$(4)	$(12)

Other Segments (a):
Net sales	$98	$97	$194	$175
Operating income	$14	$13	$27	$19

(a)                                  Other Segments consists of Asia-Pacific and FileMaker. Certain amounts in 2002 fiscal periods related to recent acquisitions and Internet services have been reclassified from Other Segments to the Americas segment to conform to the  2003 presentation.

A reconciliation of the Company’s segment operating income to the consolidated financial statements follows (in millions):

	Three Months Ended		Six Months Ended
	3/29/03	3/30/02	3/29/03	3/30/02

Segment operating income	148	180	240	292
Corporate expenses, net	(149)	(152)	(255)	(244)
Restructuring costs	(3)	—	(26)	(24)
Total operating income (loss)	$(4)	$28	$(41)	$24

Note 10 - Earnings Per Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options and restricted stock is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except net income and per share amounts):

	Three Months Ended		Six Months Ended
	3/29/03	3/30/02	3/29/03	3/30/02

Numerator (in millions):
Income before accounting change	$14	$40	$8	$78
Net income	$14	$40	$6	$78

Denominator:
Weighted average-shares outstanding	360,490	353,480	359,774	352,405
Effect of dilutive options and dilutive restricted stock	1,753	12,489	1,817	9,217
Denominator for diluted earnings per share	362,243	365,969	361,591	361,622

Basic earnings per share before accounting change	$0.04	$0.11	$0.02	$0.22
Cumulative effect of accounting change, net of tax	—	—	—	—
Basic earnings per share after accounting change	$0.04	$0.11	$0.02	$0.22

Diluted earnings per share before accounting change	$0.04	$0.11	$0.02	$0.22
Cumulative effect of accounting change, net of tax	—	—	—	—
Diluted earnings per share after accounting change	$0.04	$0.11	$0.02	$0.22

Options to purchase approximately 74 and 44 million shares of common stock that were outstanding at March 29, 2003 and March 30, 2002, respectively, were not included in the computation of diluted earnings per share for the quarters then ended because the options’ exercise price was greater than the average market price of the Company’s common stock during those quarters and therefore, their effect would have been antidilutive. Additionally, 5 million shares of restricted stock were not included in the computation of diluted earnings per share for the second quarter of 2003 because their effect would have been antidilutive.

Note 11 – Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its Chief Executive Officer, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business.  The Reimbursement Agreement is effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $77,000 in expenses pursuant to this reimbursement agreement during the second quarter of 2003, and $161,000 in expenses for the six-months ended March 29, 2003. For fiscal 2002, the Company recognized a total of $1,168,000 in expenses pursuant to this reimbursement agreement related to expenses incurred by Mr. Jobs during 2001 and 2002.

Mr. Jerome York, a member of the Board of Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. (“MicroWarehouse”) in January 2000. He also serves as its Chairman, President and Chief Executive Officer. MicroWarehouse is a multi-billion dollar specialty catalogue and online retailer and direct marketer of computer products, including products made by the Company, through its MacWarehouse catalogue.  MicroWarehouse accounted for 2.8% and 3.0% of the Company’s net sales for the three and six-month periods ended March 29, 2003, respectively, and 3.3% of the Company’s net sales in fiscal 2002. Trade receivables from MicroWarehouse were $20.2 million and $20.9 million as of March 29, 2003, and September 28, 2002, respectively. Sales to MicroWarehouse and related trade receivables are generally subject to the same terms and conditions as those with the Company’s other resellers. In addition, the Company purchases miscellaneous equipment and supplies from MicroWarehouse. Total purchases amounted to approximately $385,000 and $1.2 million for the three and six-month periods ended March 29, 2003, respectively, and $2.9 million in fiscal 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the 2002 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal calendar.

Available Information

Beginning in fiscal 2003, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.apple.com/investor when such reports are available on the Securities and Exchange Commission website. The contents of this website are not incorporated into this filing.  Further, our reference to the URL for this website is intended to be an inactive textual reference only.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2002 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the Company’s critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and exposures related to inventory purchase commitments, valuation of long-lived assets including acquired intangibles, and valuation of non-current debt and equity investments. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain. Additional information about these critical accounting policies may by found in the Company’s 2002 Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies.”

Accounting for Stock-Based Compensation

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees and provides pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. The Company has elected to follow APB No. 25 because, as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements provided in this Form 10-Q, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plan shares. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The Financial Accounting Standards Board (FASB) decided on April 22, 2003, to require all companies to expense the value of employee stock options. Companies will be required to measure the cost of employee stock options according to their fair value. The FASB has indicated that later this year it plans to issue an exposure draft of a new accounting standard addressing this matter. This new accounting standard  could become effective as early as 2004. Prior to issuance of this exposure draft, the FASB has indicated it will be addressing several significant technical issues. Among other things, the FASB must determine the extent to which the new accounting standard will permit adjustments to recognized expense for actual option forfeitures and actual performance outcomes. This determination will affect the amount of compensation cost recognized. Also, a method to determine the fair value of employee stock options must be established. Current accounting standards require use of an option-pricing model, such as the Black-Scholes model, to determine fair value and provide guidance on adjusting some of the input factors used in the model. This valuation approach has received significant criticism and may be subject to changes that could have a significant impact on the calculated fair value of employee stock options under the new standard.

The Company has provided formal input to both the FASB and the International Accounting Standards Board  (IASB) regarding the IASB’s exposure draft on stock-based compensation and the FASB’s efforts to achieve maximum convergence on accounting for stock-based compensation between U.S. and international accounting standards. The Company believes it is important to be involved in the development of accounting standards and plans on continuing its involvement in the process of developing new U.S. and international accounting standards regarding the accounting for employee stock options.

At the Company’s annual shareholder’s meeting on April 24, 2003, shareholders approved a proposal requesting that the Company’s Board of Directors (the Board) establish a policy of expensing the value of all future employee stock options issued by the Company. The Board and management appreciates and takes seriously the views expressed by the Company’s shareholders. However, in light of the FASB’s announced intention to soon require all companies to expense the value of employee stock options and the FASB’s near-term review of technical issues that will play a significant role in determining the value of and accounting for employee stock options, the Company does not currently intend to expense the value of employee stock options until the FASB finalizes its new accounting standard on the matter.

Internet Services Update

In April 2003, the Company launched the iTunes® Music Store, an online music store that allows customers to  find, purchase, and download music for 99 cents per song. Requiring no subscription fee, the iTunes Music Store offers customers a broad range of personal rights to the songs they purchase including playing songs on up to three Macintosh® computers, burning songs onto an unlimited number of CD’s for personal use, playing songs on an unlimited number of iPod™ portable digital music players, and using songs in any application on their Macintosh system including iPhoto™, iMovie™, and iDVD™. The iTunes Music Store currently features over 200,000 songs.

Users can easily search the contents of the entire music store to locate songs by title, artist, or album, or browse the entire contents of the music store by genre and artist. Users can also listen to a free 30-second preview of any song in the store. The iTunes Music Store is fully integrated into the latest version of iTunes, allowing customers to purchase, download, organize, share, and listen to their digital music using a single application.

Hardware Products Update

iPod™

The Company introduced new iPod models in April 2003. The new iPod is smaller and lighter and is available in three models with storage capacity of either 10GB, 15GB, or 30GB; the latter holding up to 7,500 songs. In addition to MP3, iPod now supports the AAC audio format. The new iPod also features solid-state interfaces and is available with a new dock that facilitates fast and easy connection to a computer or stereo.

Xserve® and Xserve RAID Storage System

In February 2003, the Company upgraded its Xserve 1U rack servers with more powerful processors, more storage capacity, and a FireWire® 800 interface. At the same time, the Company introduced the Xserve RAID Storage System, a rack storage system that holds up to 14 hot-swapable drive modules capable of holding up to 2.5 terabytes of data. Xserve RAID architecture combines affordable, high-capacity ATA/100 drive technology with a Fibre channel interface for reliable and fast data access. Xserve RAID provides RAID level 5 throughput that supports affordable real-time HD 1080i video editing.

PowerBook®

In January 2003, the Company introduced two new PowerBook models. The 17-inch PowerBook G4 features a 17-inch active-matrix display, is encased in a durable aluminum alloy enclosure, is 1-inch thick, and weighs as little as 6.8 pounds. The new 17-inch PowerBook G4 also features built-in support for AirPort® Extreme 54 Mbps 802.11g wireless networking, new high-speed FireWire 800, a backlit keyboard with ambient light sensors, and built-in Bluetooth for wireless connection to cell phones and other Bluetooth equipped peripherals. The 12-inch PowerBook G4 features a 12-inch, active-matrix display housed in a lightweight, durable aluminum alloy enclosure weighing approximately 4.6 pounds. The 12-inch PowerBook G4 features a high-speed PowerPC G4 processor, NVIDIA graphics, built-in Bluetooth wireless networking, and battery life of up to five hours on a single charge.

Power Mac®

In January 2003, the Company announced a refresh of its Power Macintosh® line of professional desktop systems. The new line is priced significantly lower than the models it replaces and features faster processors, FireWire 800, and internal support for 54Mbps AirPort Extreme and Bluetooth wireless networking.

Peripheral Products Update

In January 2003, the Company introduced the 20-inch Apple Cinema Display® and instituted significant price reductions on its 23-inch Cinema HD Display and its 17-inch Apple Studio Display®. The new 20-inch Apple Cinema Display features an active-matrix, liquid crystal display that incorporates a digital interface.

Software Products and Computer Technologies Update

Final Cut Pro® 4

Final Cut Pro 4, a major upgrade to the Company’s professional editing software for film and video, was announced in April 2003. Final Cut Pro 4 introduces RT Extreme for real-time compositing and effects, new interface customization tools, new high-quality 8- and 10-bit uncompressed formats, and for the first time in an editing system costing less than $100,000, full 32-bit floating point per channel video processing. Final Cut Pro 4 also includes three completely new integrated applications – Live Type for advanced titling, Soundtrack for music creation, and Compressor for full featured batch transcoding.

DVD Studio Pro® 2

The Company announced DVD Studio Pro 2 in April 2003. It is a completely new DVD authoring product, rebuilt from the ground up with a new user interface, professionally designed and fully customizable templates, an innovative new menu editor, timeline-based track editing and a new software-based MPEG-2 encoder.

Shake® 3

The Company announced Shake 3 in April 2003, an upgrade of its compositing and visual effects software. Shake 3 includes new Mac® OS X only features such as the Shake Qmaster network render management software and unlimited network rendering licenses which allow visual effects artists to easily distribute rendering tasks across a cluster of Apple’s Xserve rack servers or desktop Power Mac G4 computers for maximum performance and efficiency. Shake 3 also includes new visual effects features available to Mac OS X, Linux and IRIX customers including motion-tracking and real-time broadcast preview.

Final Cut® Express

Final Cut Express is a new product based on Apple’s award-winning Final Cut Pro®. Final Cut Express enables small business users, educators, students and advanced hobbyists to perform professional-quality digital video editing. Final Cut Express includes key features used by video editors such as the same interface and workflow as Final Cut Pro, powerful video editing tools, hundreds of special effects, and easy delivery of output to DVD, the Internet, or tape.

Keynote™

Keynote is the Company’s new presentation software that gives users the ability to create high-quality presentations. Designed to be easy to use, Keynote includes professionally designed themes, advanced typography, professional-quality image resizing, animated charts and tables that can be created quickly, and cinematic-quality transitions.  Keynote imports and exports PowerPoint, QuickTime®, and PDF files to simplify the creation and sharing of presentations.

iLife™

Introduced in January 2003, iLife is the Company’s integrated suite of four digital lifestyle applications that features the Company’s iTunes®, iPhoto™, iMovie™, and iDVD™ software applications. These applications are integrated to allow users to easily access their digital music, photos and movies from within each application.

Safari™ Public Beta

Safari is the Company’s new Mac OS® X compatible web browser that is capable of loading web pages more quickly than any other Macintosh-based web browser. Safari uses the advanced interface technologies underlying Mac OS X.

Airport® Extreme

AirPort Extreme is the Company’s next generation of Wi-Fi wireless networking technology based on the new ultra-fast 802.11g standard. With speeds up to 54 Mbps, AirPort Extreme delivers almost five times the data rate of today’s 802.11b based products, yet is fully compatible with the millions of 802.11b Wi-Fi devices around the world.  The new AirPort Extreme Base Stations offer 54 Mbps data rates for up to 50 users, wireless bridging to extend the range beyond just one base station, and USB printer sharing to allow multiple users to wirelessly share USB printers connected directly to the base station.

Business Outlook

For the third quarter of 2003, the Company expects net sales, gross margin, and total operating expenses to be relatively flat as compared to the second quarter of 2003. The Company expects third quarter interest and other income, net to decline significantly to approximately $15 million. As a result, the Company currently expects to report a slight profit for the third quarter of 2003.

The foregoing statements concerning the Company’s anticipated net sales, gross margin, operating expenses, interest and other income, net, and earnings for the third quarter of 2003 are forward-looking. The Company’s actual results could differ. The Company’s future operating results and financial condition are dependent upon general economic conditions, market conditions within the PC industry, and the Company’s ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Some of the potential risks and uncertainties that could affect the Company’s future operating results and financial condition are discussed throughout this Item 2, including the discussion under the heading below “Factors That May Affect Future Results and Financial Condition,” and in the 2002 Form 10-K.

Net Sales

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended			Six Months Ended
	3/29/03	3/30/02	Change	3/29/03	3/30/02	Change

Net Sales by Operating Segment:
Americas net sales (a)	$684	$736	(7)%	$1,422	$1,439	(1)%
Europe net sales	338	365	(7)%	689	728	(5)%
Japan net sales	220	227	(3)%	359	410	(12)%
Retail net sales	135	70	93%	283	118	140%
Other segments net sales (a)	98	97	1%	194	175	11%
Total net sales	$1,475	$1,495	(1)%	$2,947	$2,870	3%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	338	401	(16)%	715	783	(9)%
Europe Macintosh unit sales	180	211	(15)%	382	426	(10)%
Japan Macintosh unit sales	107	131	(18)%	178	228	(22)%
Retail Macintosh unit sales	42	24	75%	88	38	132%
Other segments Macintosh unit sales (a)	44	46	(4)%	91	84	8%
Total Macintosh unit sales	711	813	(13)%	1,454	1,559	(7)%

Net Sales by Product:
Power Macintosh net sales (b)	$293	$383	(23)%	$585	$749	(22)%
PowerBook net sales	353	198	78%	588	455	29%
iMac net sales	302	448	(33)%	658	652	1%
iBook net sales	151	180	(16)%	367	424	(13)%
Total Macintosh net sales	1,099	1,209	(9)%	2,198	2,280	(4)%

Peripherals and other hardware (c)	216	153	41%	434	333	30%
Software (d)	95	72	32%	183	135	36%
Service and other sales	65	61	7%	132	122	8%
Total other net sales	376	286	31%	749	590	27%

Total net sales	$1,475	$1,495	(1)%	$2,947	$2,870	3%

Unit Sales by Product:
Power Macintosh unit sales	156	211	(26)%	314	423	(26)%
PowerBook unit sales	166	89	87%	267	205	30%
iMac unit sales	256	372	(31)%	554	605	(8)%
iBook unit sales	133	141	(6)%	319	326	(2)%
Total Macintosh unit sales	711	813	(13)%	1,454	1,559	(7)%

Net sales per Macintosh unit sold (e)	$1,546	$1,487	4%	$1,512	$1,462	3%

iPod unit sales	78	57	37%	294	187	57%

Notes:

(a)             Other Segments consists of Asia Pacific and FileMaker. Certain net sales in 2002 fiscal periods related to recent acquisitions and Internet services have been reclassified from Other Segments net sales to Americas segment net sales to conform to the 2003 presentation.

(b)            Power Macintosh figures include server sales.

(c)             Net sales of peripherals and other hardware include sales of iPod, Apple-branded and third-party displays, and other hardware accessories.

(d)            Net sales of software include sale of Apple-branded operating system and application software and sale of third-party software.

(e)             Net sales per Macintosh unit sold are derived by dividing total Macintosh net sales by total Macintosh unit sales.

Net sales during the second quarter of 2003 fell 1% from the same period in 2002, but were up 3% for the first six months of fiscal 2003 compared to 2002. Several factors have contributed favorably to net sales during both the first half and the second quarter of 2003 including:

•                     Net sales of peripherals and other hardware rose $63 million or 41% during the second quarter of 2003 compared to the same quarter in 2002 and rose $101 million or 30% for the first six months of 2003. These increases are the result of significant year-over-year increases in iPod sales and in sales of computer accessories, including Apple-branded displays.

•                     Net sales of software rose $23 million or 32% during the second quarter of 2003 compared to the same quarter in 2002 and rose $48 million or 36% for the first six months of 2003. These increases reflect higher net sales of Apple-branded application software, Mac OS X software, and third-party software. Net sales of Apple-branded software during the first six months of 2003 has been favorably affected by several new software titles, including Final Cut Express, iLife, Keynote, and Shake.

•                     The Retail segment’s net sales grew to $283 million during the first six months of 2003 from $118 million during the same period in 2002, a 140% increase. The Retail segment’s 2003 second quarter net sales rose $65 million or 93% from the second quarter of 2002. While the Retail segment may divert some net sales from the Company’s preexisting sales channels in the U.S., the Company believes that a substantial portion of the Retail segment’s net sales is incremental to the Company’s total net sales. See additional comments below related to the Retail segment under the heading “Segment Operating Performance.”

•                     Although total Macintosh unit sales are down in fiscal 2003, PowerBook sales have been strong. PowerBook net sales were up 78% during the second quarter of 2003 and up 29% during the first six months of 2003. New PowerBook models introduced during the first six months of 2003 included two new form factors and the Company’s first portable product capable of burning DVDs.

•                     Net sales per Macintosh unit sold were up 4% for the second quarter of 2003 and up 3% for the first six months of 2003. These increases reflect the higher proportion of relatively higher value PowerBook models and a shift in mix towards higher value iMac models, including the flat panel models introduced during 2002.

Offsetting the favorable factors discussed above, the Company’s net sales during the second quarter and first six months of 2003 were negatively impacted by three notable factors.

•                     Unit sales of Power Macintosh systems fell 26% during both the second quarter and first six months of 2003 compared to the same periods in 2002. These declines are consistent with the declining sales of Power Macintosh systems experienced by the Company during recent years. The Company continues to believe that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers and that many of these customers continue to delay upgrades of their Power Macintosh systems due to the Company’s ongoing transition to Mac OS X, customer perception of microprocessor clock speed on overall system performance, and in anticipation of certain software vendors transitioning their professionally oriented Macintosh software applications, such as QuarkXPress, to run natively in Mac OS X. However, the Company did not experience the anticipated increase in Power Macintosh sales that it expected following the introduction of Adobe’s PhotoShop 7 during 2002.

•                     The Company experienced weakness in its U.S. education channel during the second quarter of 2003. While 2003 first quarter net sales in this channel were relatively flat compared to 2002, second quarter net sales in 2003 in U.S. education fell 8% as compared to 2002, while Macintosh unit sales fell 14%. The Company believes this weakness has been caused by multiple factors including funding pressures due to weak economic conditions and large budget deficits in many states and due to increased competition. Although the Company has taken steps, and will continue to take steps, to address weakness in the U.S. education channel, it is difficult to anticipate how this trend will affect the remainder of 2003 and thereafter or to anticipate when and if this trend will reverse.

•                     The personal computer industry in general, and the Company specifically, continues to see relatively soft demand for its products. Sales of professional and consumer oriented Macintosh systems remain far below levels experienced in fiscal 2000 and earlier. Worsening global economic conditions over the past three years exacerbated by the economic and political uncertainties caused by terrorist activities and the associated international responses have clearly had a pronounced negative effect on the overall demand for the Company’s products in virtually all of its markets. Further, growth in the overall personal computer industry has slowed due to the high market penetration of personal computers and a lengthening of consumer, creative, and business personal computer upgrade cycles. In summary, the Company believes that expansion in the overall market for personal computers has slowed and that significant growth continues to await a combination of economic recovery and technological advancements.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company’s Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan.  The Retail segment operates Apple-owned retail stores in the United States. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment during the second quarter of 2003 decreased  $52 million or 7% compared to the same quarter in 2002, and declined $17 million or 1% for the first six months of 2003 compared to the same period in 2002. Both the quarterly and year-to-date results of the America’s segment are similar to the overall results of the Company as they reflect lower unit sales and net sales of Power Macintosh systems and iMac systems partially offset by significant increases in unit sales and net sales of PowerBooks and by net sales of peripherals and software. The Americas segment results were also negatively affected by the 8% decline in quarterly net sales in the U.S. education channel. As discussed above, the Company believes the cause for this decline is that U.S. educational institutions appear to have reduced or postponed capital spending due to federal and state funding concerns and tax revenue shortfalls resulting from the weak economy and that competition in this market is increasing. Additionally, some of the decline in 2003 net sales in the Americas segment may be the result of the operation of the Company’s Retail segment whose net sales, all of which occur within the U.S., increased significantly in the first half of 2003.

Europe

Net sales in Europe decreased $27 million or 7% during the second quarter of 2003 as compared to the same quarter in 2002, and decreased $39 million or 5% during the first six months of 2003 as compared to the same period in 2002.  Total Macintosh unit sales in Europe for the three and six-month periods ended March 29, 2003, were down 15% and 10%, respectively. Europe has experienced weakened demand for Power Macintosh and iMac systems in 2003 and strong demand for PowerBooks, peripherals, and software. Demand for professionally oriented Macintosh systems was particularly weak in Europe in the first quarter of 2003 compared to the same period in 2002.

Japan

Net sales in the Japan segment during the second quarter of 2003 decreased $7 million or 3% compared to the same quarter in 2002, and decreased $51 million or 12% during the first six months of 2003 as compared to the same period in 2002. Although Japan did experience a sequential increase in net sales and unit sales in the second quarter of 2003 from the first quarter of 58% and 51%, respectively, Japan’s Macintosh unit sales remain significantly below the segment’s historic levels due to current economic conditions that remain particularly negative in Japan. Consistent with other geographic operating segments, Japan experienced strong demand for PowerBooks during the second quarter of 2003.

Retail

The Company opened two new retail stores early in the second quarter of 2003, bringing the total number of open stores to 53 as of the end of the second quarter of 2003. This compares to 29 stores as of the end of the same quarter in 2002. The Retail segment’s net sales grew to $283 million during the first six months of 2003 from $118 million during the same period in 2002, a 140% increase. Second quarter net sales in 2003 grew 93% from the same quarter in 2002. Activities of the Retail segment have contributed strongly to the increases in net sales of computer peripherals and software experienced by the Company during 2003. During the first half of 2003, approximately 42% of the Retail segment’s net sales came from the sale of Apple-branded and third-party peripherals and software. This compares to 25% for the Company as a whole.

As measured by the Company’s operating segment reporting, the Retail segment lost $4 million during the first six months of 2003 compared to $12 million during the same period in 2002. This improvement is primarily attributable the segment’s year-over-year increase in net sales.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $198 million through the end of fiscal 2002, and totaled $30 million during the first six months of 2003. As of March 29, 2003, the Retail segment had approximately 1,000 employees and had outstanding operating lease commitments associated with retail store space and related facilities of $305 million. The Company would incur substantial costs should it choose to terminate its Retail segment or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Investment in a new business model such as the Retail segment is inherently risky, particularly in light of the significant investment involved, the current economic climate, and the fixed nature of a substantial portion of the Retail segment’s operating expenses. Results for this segment are dependent upon a number of risks and uncertainties, some of which are discussed below under the heading “Factors That May Affect Future Results and Financial Condition.”

Gross Margin

Gross margin for the three and six months ended March 29, 2003 and March 30, 2002 were as follows (in millions, except gross margin percentages):

	Three Months Ended		Six Months Ended
	3/29/03	3/30/02	3/29/03	3/30/02

Net sales	$1,475	$1,495	$2,947	$2,870
Cost of sales	1,057	1,086	2,123	2,039
Gross margin	$418	$409	$824	$831
Gross margin percentage	28.3%	27.4%	28.0%	29.0%

Gross margin for the first six months of 2003 was 28% compared to 29% for the same period in 2002. The year-over-year decline in gross margin during the first six months of 2003 reflects relatively aggressive pricing beginning in late fiscal 2002 on several Macintosh models and lower sales of relatively higher margin Power Macintosh systems partially offset by a higher mix of higher margin portable products, peripherals, and software.

As noted above, the Company currently expects gross margin as a percent of net sales to be relatively flat in the third quarter of 2003 as compared to the second quarter. However, the Company’s gross margin and the gross margin of the personal computer industry is expected to remain under pressure throughout fiscal 2003 in light of weak economic conditions, flat demand for personal computers in general, price competition in the PC industry, and potential increases in component pricing.

The foregoing statements regarding the Company’s expected gross margin during the third quarter of 2003, general demand for personal computers, anticipated industry component pricing, and future economic conditions are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled “Factors That May Affect Future Results and Financial Condition.” There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company’s product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company’s ability to effectively manage product quality and warranty costs and to stimulate demand for certain of its products. The Company’s operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company’s results of operations can be significantly affected in the short-term by fluctuations in exchange rates.

The Company orders components for its products and builds inventory in advance of product shipments. Because the Company’s markets are volatile and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products or components. The Company’s operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company’s ability to manage its inventory levels and outstanding purchase commitments and to respond to short-term shifts in customer demand patterns.

Operating Expenses

Operating expenses for the three and six months ended March 29, 2003 and March 30, 2002 were as follows (in millions, except for percentages):

	Three Months Ended		Six Months Ended
	3/29/03	3/30/02	3/29/03	3/30/02

Research and development	$119	$111	$240	$224
Percentage of net sales	8.1%	7.4%	8.1%	7.8%
Selling, general, and administrative expenses	$300	$270	$599	$559
Percentage of net sales	20.3%	18.1%	20.3%	19.5%
Restructuring costs	$3	—	$26	$24

Research and Development (R&D)

Expenditures for research and development increased 7% for both the three and six month periods ending in March of 2003 compared to the same periods in 2002 primarily due to increased R&D headcount to support expanded R&D activities. The Company has continued to expand R&D even though its net sales and profitability are under pressure. The Company has historically relied upon innovation to remain competitive. The Company’s management believes that maintaining or increasing the pace of innovation and product development is the best way to respond to current economic and market conditions and will better position the Company for future growth when conditions improve.

Selling, General, and Administrative Expense (SG&A)

SG&A increased 11% and 7% during the second quarter of 2003 and for the first six months of fiscal 2003, respectively, as compared to the same periods in 2002. Increased SG&A is primarily the result of increased selling expenses associated with the expanded operations of the Company’s Retail segment partially offset by a decline in discretionary spending on marketing and advertising.

Restructuring Costs

During the second quarter of 2003, the Company’s management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million. The primary focus of actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company’s Americas and Europe operating segments and further reductions associated with PowerSchool-related activities in the Americas operating segment. The second quarter actions resulted in recognition of severance costs of $2.4 million for termination of 93 employees, 79 of who were terminated prior to the end of the second quarter at a cost of $1.6 million. During the second quarter, an additional $400,000 was accrued for asset write-offs and lease payments on an abandoned facility in the Americas operating segment. Once fully implemented, the Company estimates these restructuring actions will reduce quarterly operating expenses by $1.5 million.

During the first quarter of 2003, the Company’s management approved and initiated restructuring actions with a total cost of $24 million that resulted in the termination of operations at the Company-owned manufacturing facility in

Singapore, further reductions in headcount resulting from the shift in PowerSchool product strategy that took place at the end of fiscal 2002, and termination of various sales and marketing activities in the United States and Europe. These restructuring actions will ultimately result in the elimination of 260 positions worldwide, 242 of which were eliminated by the end of the second quarter of 2003. Once fully implemented, the Company estimates these restructuring actions will result in reduced quarterly operating expenses of $6 million.

During the first quarter of 2002, the Company’s management approved and initiated restructuring actions with a total cost of approximately $24 million. These restructuring actions resulted in the elimination of approximately 425 positions worldwide at a cost of $8 million. Positions were eliminated primarily in the Company’ operations, information systems, and administrative functions. In addition, these restructuring actions also included significant changes in the Company’s information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. Related lease and contract cancellation charges totaled $12 million, and charges for asset impairments totaled $4 million. During the first quarter of 2003, the Company reversed the remaining unused accrual of $600,000. The first quarter 2002 restructuring actions were primarily related to corporate activity not allocated to operating segments and have eliminated approximately $8.5 million of quarterly operating expenses.

Other Income and Expense

Other income and expense for the three and six month periods ended March 29, 2003 and March 30, 2002 was as follows (in millions, except for percentages):

	Three Months Ended		Six Months Ended
	3/29/03	3/30/02	3/29/03	3/30/02

Gains on non-current investments, net	—	—	—	$23

Interest income	$18	$29	$41	$63
Interest expense	(2)	(3)	(4)	(6)
Gain on sales of short term investments	9	—	18	3
Other income (expense), net	(2)	1	(3)	1

Interest and other income, net	23	27	52	61

Total interest and other income, net	$23	$27	$52	$84

Gains and Losses on Non-current Investments

During the first quarter of 2003, the Company sold 2,580,000 shares of EarthLink, Inc. (EarthLink) stock for net proceeds of approximately $13.7 million, an amount that approximated the Company’s carrying value of the shares sold. During the first quarter of 2002, the Company sold 4.7 million shares of ARM Holdings plc (ARM) stock for both net proceeds and a gain before taxes of $21 million. During the first quarter of 2002, the Company also sold 250,000 shares of Akamai Technologies, Inc. (Akamai) and 117,000 shares of EarthLink stock for net proceeds of approximately $2 million each and a gain before taxes of $710,000 and $223,000, respectively.

Interest and Other Income, Net

Total interest and other income, net decreased $4 million or 15% to $23 million during the second quarter of 2003 compared to the same quarter in 2002 and decreased $9 million or 15% for the first six months of 2003 from the same period in 2002. These decreases are attributable primarily to declining investment yields on the Company’s cash and short-term investments resulting from lower market interest rates and the closing out of longer-term investments in favor of investments with shorter maturities. Declines in investment yields were partially offset by gains on the sale of short-term investments. The Company occasionally sells short-term investments prior to their stated maturities.  As a result of such sales, the Company recognized net gains of $9 million during the second quarter of 2003 and $18 million and $3 million during the first 6 months of fiscal 2003 and 2002, respectively. The sale of short-term investments during the first half of 2003 was intended to shorten the average maturity of the Company’s investment portfolio based on management’s belief that interest rates are at or near their bottom.

Interest expense consists primarily of interest on the Company’s $300 million aggregate principal amount unsecured notes partially offset by amortization of deferred gains realized in 2002 and 2001 that resulted from the closure of swap positions associated with the unsecured notes. The unsecured notes, which mature in February of 2004, were sold at 99.925% of par for an effective yield to maturity of 6.51%. Total deferred gain resulting from the closure of debt swaps of approximately $23 million, $10 million of which remained unamortized as of March 29, 2003, is being amortized over the remaining life of the unsecured notes at a rate of approximately $2.8 million per quarter.

As noted above, the Company currently expects interest and other income, net to decline significantly during the third quarter of 2003 to approximately $15 million as the impact of declining interest rates and the repositioning of the Company’s cash portfolio to shorter-term maturities impact earnings on the Company’s investment portfolio. The Company believes further declines in interest and other income, net following the third quarter of fiscal 2003 are likely. The foregoing statements are forward-looking. Interest and other income, net, in the third quarter of 2003 and in subsequent periods and the average maturity of the Company’s investment portfolio could differ from expected levels because of several factors, including certain of those set forth below in the subsection entitled “Factors That May Affect Future Results and Financial Condition.” Additionally, actual future interest and other income, net could be significantly impacted by unforeseen changes in market interest rates and foreign currency exchange rates, by sales of short-term investments, and by future changes in the fair value of the Company’s short-term and long-term investments.

Provision for Income Taxes

The Company’s effective tax rate for the three and six-month periods ended March 29, 2003 was approximately 28%. The Company’s 2003 effective rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings will be indefinitely reinvested outside the U.S. and due to the research and development credit.

The Company currently believes that its effective tax rate for the remainder of fiscal 2003 will be approximately 28%. The foregoing statement is forward-looking. The Company’s future tax rate could differ because of several factors, including those set forth below in the subsection entitled “Factors That May Affect Future Results and Financial Condition.” The Company’s actual future tax rate may be impacted by the amount and jurisdiction of foreign profits or any changes to applicable tax laws and regulations. On April 10, 2003, the Internal Revenue Service (IRS) completed its audit of the Company’s federal income tax returns for the years 1998 through 2000 and proposed certain adjustments. Certain of these adjustments are being contested through the IRS Appeals Office.  Substantially all IRS audit issues for years prior to 1998 have been resolved. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. While the Company will continue to evaluate the requirements of EITF Issue No. 00-21, management does not currently believe adoption will have a significant impact on its accounting for multiple element arrangements.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ending on the dates indicated (dollars in millions):

	As of 3/29/03	As of 9/28/02
Cash, cash equivalents, and short-term investments	$4,526	$4,337
Accounts receivable, net	$492	$565
Inventory	$41	$45
Working capital	$3,461	$3,730
Days sales in accounts receivable (a)	30	36
Days of supply in inventory (b)	4	4
Days payables outstanding (c)	79	77
Operating cash flow (quarterly)	$98	$82

(a)     DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)     Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)     DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory

As of March 29, 2003, the Company had $4.526 billion in cash, cash equivalents, and short-term investments, an increase of $189 million over the same balances at the end of fiscal 2002. The principal components of this increase were cash generated by operating activities of $208 million, proceeds of $13 million from the sale of a long-term investment, and proceeds of $16 million from the issuance of common stock, partially offset by capital expenditures of $60 million.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Lease Commitments

As of September 28, 2002, the Company had total outstanding commitments on noncancelable operating leases of $464 million, $209 million of which related to the lease of retail space and related facilities. Remaining terms on the Company’s existing operating leases range from 1 to 12 years. Total outstanding commitments on noncancelable operating leases related to the lease of retail space and related facilities rose to $305 million as of March 29, 2003.

Debt

The Company currently has debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes that was originally issued in 1994. The notes, which pay interest semiannually, were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes, along with approximately $10 million of unamortized deferred gains on closed interest rate swaps, are due in February of 2004 and therefore have been classified as current debt as of March 29, 2003.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 1 to 3 months. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. The nature of the Company’s outstanding third-party manufacturing commitments and component purchase commitments has not changed significantly since the end of its fiscal 2002.

Capital Expenditures

Of $60 million in total capital expenditures during the first half of fiscal 2003, $30 million was for retail store facilities and equipment related to the Company’s Retail segment and $30 million was for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $150 million for capital expenditures during 2003, approximately $75 million of which is expected to be utilized for further expansion of the Company’s Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Since inception of the stock repurchase plan through the end of fiscal 2000, the Company had repurchased a total of 5.05 million shares at a cost of $191 million. No shares have been repurchased since the end of fiscal 2000. During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million.

Non-Current Debt and Equity Investments

The Company has held significant investments in ARM, Akamai, and EarthLink. These investments are reflected in the consolidated balance sheets as non-current debt and equity investments and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. The combined fair value of these investments was $28 million and $39 million as of the end of the second quarter of 2003 and the end of fiscal 2002, respectively. The Company believes it is likely there will continue to be significant fluctuations in the fair value of these investments in the future.

Additional information related to the Company’s non-current debt and equity investments may be found in this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 2, “Financial Instruments,” and in the 2002 Form 10-K.

Factors That May Affect Future Results and Financial Condition

Because of the following factors, as well as other factors affecting the Company’s operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

General economic conditions and current economic and political uncertainty could adversely affect the Company.

The Company’s operating performance depends significantly on general economic conditions. For much of the past 3 years, demand for the Company’s products has been negatively impacted by worsening global economic conditions. Additionally, some of the Company’s education customers appear to be delaying technology purchases due to concerns about the overall impact of the weaker economy on their available funding. Continued uncertainty about future economic conditions continues to make it difficult to forecast future operating results. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company’s products could continue to be adversely affected, as could the financial health of its suppliers, distributors, and resellers.

The terrorist attacks that took place on September 11, 2001, disrupted commerce throughout the world and created many economic and political uncertainties that have had a strong negative impact on the global economy. The long-term effects of the September 11, 2001 attacks on the Company’s future operating results and financial condition remain unknown. The national and international responses to terrorist attacks, the potential for future terrorist attacks and other acts of hostility, and the potential for further war in the Middle East and elsewhere have created economic and political uncertainties that could adversely affect the Company’s future operating results and financial condition.

Expansion and/or intensification of the outbreak of severe acute respiratory syndrome (SARS)  in Asia and elsewhere could negatively affect the Company’s operations and performance.

The SARS outbreak has so far had only a minor effect on the Company. The Company has restricted nonessential employee travel to various areas impacted by the illness and formed an internal management committee to closely monitor the situation. The Company has experienced weakness in net sales in specific areas affected by the illness and has experienced some increase in freight costs as airlines have reduced service to certain areas. To date, these conditions have not had a material adverse impact on the Company’s financial results or general operations. However, should the illness spread to new regions in Asia or elsewhere or intensify in severity in areas already affected, the Company’s operating results could be adversely impacted.

The Company and some of its manufacturing vendors and component suppliers have significant operations in various locations throughout Asia, including locations in mainland China, the Hong Kong Special Administrative Region, and Singapore, all of which have been subject to World Health Organization and Centers for Disease Control and Prevention SARS travel advisories. Similar travel advisories have been issued for Taiwan, where all of the Company’s portable Macintosh systems and the iPod are assembled. Should the illness spread further or should it intensify in regions already affected, circumstances could arise that would negatively impact the Company including the need for more stringent employee travel restrictions, additional limitations in the availability of freight services within Asia and between Asia and other regions, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers.

The market for personal computers is highly competitive. If the Company is unable to effectively compete in this market, its results of operations could be adversely affected.

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, continual improvement in product price/performance characteristics, price sensitivity on the part of consumers, and a large number of competitors. Over the past several years, price competition in the market for personal computers has been particularly intense. The Company’s competitors who sell Windows-based personal computers have aggressively cut prices and lowered their product margins in order to gain or maintain market share in response to weakness in demand for personal computing products that began in the second half of calendar 2000. The Company’s results of operations and financial condition have been, and in the future may continue to be, adversely affected by these and other industry-wide pricing pressures and downward pressures on gross margins.

The personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards.  Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional personal computers may compete for market share with the Company’s existing products.  Several competitors of the Company have either targeted or announced their intention to target certain of the Company’s key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing.  Additionally, several of the Company’s competitors have introduced or announced plans to introduce products that mimic many of the unique design, technical features, and solutions of the Company’s products. The Company has many substantial competitors, many of whom have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company. Additionally, there has been a trend towards consolidation in the personal computer industry that has resulted in larger and potentially stronger competitors in the Company’s markets.

The Company is currently the only maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers utilizing Microsoft’s Windows operating systems. The Company’s future operating results and financial condition are substantially dependent on its ability to continue to develop improvements to the Macintosh platform in order to maintain perceived design and functional advantages over competing platforms, including Windows.

The Company has higher research and development and selling, general and administrative costs, as a percentage of revenues, than many of its competitors.

The Company’s ability to compete successfully and maintain attractive gross margins is heavily dependent upon its ability to ensure a continuing and timely flow of innovative and competitive products and technology to the marketplace. As a result, the Company incurs higher research and development costs as a percentage of revenue than its competitors who sell Windows-based personal computers. Many of these competitors seek to compete aggressively on price and maintain very low cost structures. Further, as a result of the expansion of the Company’s Retail segment and costs associated with marketing the Company’s brand including its unique operating system, the Company incurs higher selling costs as a percent of revenue than many of its competitors. If the Company is unable to continue to develop and sell innovative new products with attractive gross margins, its results of operations may be materially adversely affected by its operating cost structure.

The Company must successfully manage frequent product introductions and transitions.

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies and enhance existing products in order to remain competitive. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company’s ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the effect that new products will have on its sales or results of operations.

During 2001, the Company introduced a new client operating system, Mac OS X, and delivered its first major upgrade, Mac OS X version 10.1. During 2002, the Company delivered another major upgrade, Mac OS X Jaguar. Inability of the Company to improve the performance and functionality of Mac OS X, advance customer acceptance of the new operating system and its upgrades, or obtain the continued commitment of software developers to transition existing applications to run on Mac OS X or create new applications to run on Mac OS X, may have an adverse impact on the Company’s operating results and financial condition.

Because orders for components, and in some cases commitments to purchase components, must be placed in advance of customer orders, the Company faces substantial inventory risk.

The Company records a write-down for inventories of components and products that have become obsolete or are in excess of anticipated demand or net realizable value and accrues necessary reserves for cancellation fees of orders for inventories that have been cancelled. Although the Company believes its inventory and related provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the computer industry, no assurance can be given that the Company will not incur additional inventory and related charges. In addition, such charges have had, and may again have, a material effect on the Company’s financial position and results of operations.

The Company must order components for its products and build inventory in advance of product shipments. Because the Company’s markets are volatile and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. The Company’s operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company’s ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Future operating results are dependent upon the Company’s ability to obtain a sufficient supply of components, some of which are in short supply or available only from limited sources.

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including microprocessors and application specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources. Some key components (including without limitation DRAM, TFT-LCD flat-panel displays, and optical and magnetic disk drives), while currently available to the Company from multiple sources, are at times subject to industry-wide availability and pricing pressures. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers’ yields have matured. The Company and other producers in the personal computer industry also compete for various components with other industries that have experienced increased demand for their products.

The Company uses some components that are not common to the rest of the personal computer industry including certain microprocessors and ASICs. Continued availability of these components may be affected if producers were to decide to concentrate on the production of components other than those customized to meet the Company’s requirements. If the supply of a key component were to be delayed or constrained on a new or existing product, including rights to music titles sold on the iTunes Music Store, the Company’s results of operations and financial condition could be adversely affected.

The Company’s ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC-based microprocessor for the Company’s Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company’s competitors by Intel Corporation and other developers and producers of microprocessors used by personal computers using the Windows operating systems. Further, despite its efforts to educate the marketplace to the contrary, the Company believes that many of its current and potential customers believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by Windows-based systems and translates to slower overall system performance. There have been instances in recent years where the inability of the Company’s suppliers to provide advanced PowerPC G4 and G3 microprocessors with higher clock speeds in sufficient quantity has had significant adverse effects on the Company’s results of operations. The inability in the future of the Company to obtain microprocessors in sufficient quantities with competitive price/performance features could have an adverse impact on the Company’s results of operations and financial condition.

The Company is dependent on manufacturing and logistics services provided by third parties, many of whom are located outside of the United States.

Many of the Company’s products are manufactured in whole or in part by third-party manufacturers. In addition, the Company has outsourced much of its transportation and logistics management. While outsourcing arrangements may lower the fixed cost of operations, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain at least initially responsible to the consumer for warranty service or in the event of product defects.  Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company’s future operating results and financial condition.

Final assembly of products sold by the Company is conducted in the Company’s manufacturing facilities in Sacramento, California, and Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the People’s Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company’s products and final assembly of all of the Company’s portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in Taiwan. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, medical, political, or military conditions or events, the Company’s results of operations and financial condition could be adversely affected.

The Company’s products could experience quality problems that result in decreased net sales and operating profits.

The Company sells highly complex hardware and software products that may contain defects in design and manufacture. Sophisticated operating system software and applications such as the Company sells often contains “bugs” that can unexpectedly interfere with the operation of the software. Defects may also occur in components and products the Company purchases from third parties that may be beyond its control. There can be no assurance that the Company will be able to detect and fix all defects in the hardware and software it sells. Failure to do so could result in lost revenues, loss of reputation, and significant expense to remedy.

The Company’s retail initiative requires a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Since May of 2001, the Company has opened 55 retail stores in the United States and anticipates opening more stores during the remainder of calendar 2003. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating leases commitments for retail space with lease terms ranging from 5 to 12 years. The Company would incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of depreciation on store construction costs and lease expense. As a result, should the Retail segment experience a decline in sales for any reason, significant losses would result.

Certain of the Company’s stores have been designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened two such stores and has several others under development. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 5 to 10 years with total commitments per location over the lease terms ranging from $25 million to $50 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company’s results of operations and financial condition.

Many of the general risks and uncertainties the Company faces could also have an adverse impact on its Retail segment. Also, many factors unique to retail operations present risks and uncertainties, some of which are beyond the Company’s control, that could adversely affect the Retail segment’s future results, cause its actual results to differ from those currently expected, and/or have an adverse effect on the Company’s consolidated results of operations. Potential risks and uncertainties unique to retail operations that could have an adverse impact on the Retail segment include, among other things, macro-economic factors that have a negative impact on general retail activity; inability to manage costs associated with store construction and operation; lack of consumer acceptance of the Company’s retail approach; failure to attract new users to the Macintosh platform; inability to sell third-party hardware and software products at adequate margins; failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations; costs associated with unanticipated fluctuations in the value of Apple-branded and third-party retail inventory; and inability to obtain quality retail locations at reasonable cost.

Unit sales of the Company’s professionally oriented desktop systems have declined sharply over past two to three years negatively impacting net sales and gross margin.

Unit sales of Power Macintosh systems fell 18% during 2002 as compared to 2001 and fell 35% in 2001 from 2000. Power Macintosh unit sales have fallen as a percentage of total Macintosh unit sales from 38% in 1999 to 25% in 2002 and 22% during the first six months of fiscal 2003. The Company believes that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers who are the primary users of such systems. The Company also believes that many of these customers continue to delay upgrades of their Power Macintosh systems due to the Company’s ongoing transition to Mac OS X and in anticipation of certain software vendors transitioning their professionally oriented Macintosh software applications to run natively in Mac OS X.  Also, it is likely that many of the Company's current and potential customers, particularly professional and creative customers who are most likely to utilize the Company's Power Macintosh systems, believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by Windows-based systems and translates to slower overall system performance.  In addition to the negative impact on net sales, declining sales of Power Macintosh systems also have a negative effect on the Company’s overall gross margin because Power Macintosh systems generally have higher individual gross margins than the Company’s other Macintosh systems. Continued deterioration in Power Macintosh unit sales will adversely affect the Company’s future net sales and gross margin. If future unit sales of Power Macintosh systems fail to partially or fully recover, it will be difficult for the Company to improve its overall profitability.

The Company faces increasing competition in the U.S. education market.

Sales in the United States to both elementary and secondary schools, as well as for college and university customers, remains a core market for Apple. Net sales in these markets fell to 21% of the Company’s total net sales in 2002 from 26% in 2001. The drop in 2002 reflects declines in both net sales and Macintosh unit sales in these markets of 15% and 14%, respectively, in fiscal 2002 compared to 2001. Additionally, the Company experienced a 14% decline during the first six months of 2003 as compared to the same period in 2002. These developments are consistent with industry data showing the Company losing market share in the U.S. education market in each of the last two full fiscal years. Several competitors of the Company have either targeted or announced their intention to target the education market for personal computers. Although the Company has taken certain steps to strengthen its position in the education market, there can be no assurance that the Company will be able to increase its share of the education market or maintain its existing share of that market. Failure to increase or maintain market share in the education market may have an adverse impact on the Company’s operating results and financial condition.

The Company’s future operating performance is dependent on the performance of distributors and other resellers of the Company’s products.

The Company distributes its products through a variety of resellers including wholesalers, national and regional retailers and cataloguers, many of who distribute products from competing manufacturers. In addition, the Company also sells many of its products and resells certain third-party products in most of its major markets directly to end users, certain education customers, and certain resellers through its online stores around the world. The Company also sells its own products and certain third-party products through its retail stores in the United States. Many of the Company’s significant resellers operate on narrow product margins and have been negatively affected by current economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company’s distribution and retail channel partners. The Company’s business and financial results could be adversely affected if the financial condition of these resellers weakened, if resellers within consumer channels were to cease distribution of the Company’s products, or if uncertainty regarding demand for the Company’s products caused resellers to reduce their ordering and marketing of the Company’s products.

Over the past several years, an increasing proportion of the Company’s net sales have been made by the Company directly to end users through its online stores around the world and through its retail stores in the United States. The Company’s resellers may perceive this expansion of the Company’s direct sales as conflicting with their own business and economic interests as distributors and resellers of the Company’s products. Perception of such a conflict could discourage the Company’s resellers from investing additional resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of the Company’s products. The Company’s business and financial results could be adversely affected if expansion of its direct sales to end users causes some or all of its resellers to cease or limit distribution of the Company’s products.

The Company’s business is subject to the risks of international operations.

A large portion of the Company’s revenue is derived from its international operations. As a result, the Company’s operating results and financial condition could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased. The Company’s primary exposure to movements in foreign currency exchange rates relate to non-dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia and non-dollar denominated operating expenses incurred throughout the world. Weaknesses in foreign currencies, particularly the Japanese Yen and the Euro, can adversely impact consumer demand for the Company’s products and the U.S. dollar value of the Company’s foreign currency denominated sales. Conversely, strengthening in these and other foreign currencies can increase the cost to the Company of product components, negatively affecting the Company’s results of operations.

Margins on sales of Apple products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Further information related to the Company’s global market risks may be found in Part I, Item 3 of this Form 10-Q under the subheading “Foreign Currency Risk,” and also in the 2002 Form 10-K.

The Company’s future performance is dependent upon support from third-party software developers.

The Company believes that decisions by customers to purchase the Company’s personal computers, as opposed to Windows-based systems or other devices, are often based on the availability of third-party software for particular applications such as Microsoft Office. The Company also believes the availability of third-party application software for the Company’s hardware products depends in part on third-party developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the Company’s financial losses in prior years and the minority market share held by the Company in the personal computer market, as well as the Company’s decision to end its Mac OS licensing program, have caused software developers to question the Company’s prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market.  Moreover, there can be no assurance software developers will continue to develop software for Mac OS X, the Company's new operating system, on a timely basis or at all.

In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers to develop, maintain, and upgrade similar or competitive software for the Company’s products.  The company currently markets and sells a variety of software applications for use by professionals, consumers and education customers that could influence the decision of third-party software developers to develop or upgrade Macintosh-compatible software products.  Software applications currently marketed by the Company include software for professional film and video editing, professional compositing and visual effects for large format film and video productions, professional music production and music post production, professional and consumer DVD encoding and authoring, consumer digital video and digital photo editing and management, digital music management, desktop-based database management, and high-quality presentations.  The Company also markets an integrated productivity application that incorporates word processing, page layout, image manipulation, spreadsheets, databases, and presentations in a single application.

In August 1997, the Company and Microsoft Corporation entered into patent cross license and technology agreements. In addition, for a period of five years through August 2002, and subject to certain limitations related to the number of Macintosh computers sold by the Company, Microsoft was required to make versions of its Microsoft Office and Internet Explorer products for the Mac OS. Although Microsoft has released Microsoft Office and Internet Explorer for Mac OS X, Microsoft is not obligated to produce future versions of its products subsequent to August 2002. While the Company believes its relationship with Microsoft has been and will continue to be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Company does compete directly with Microsoft in a number of key areas. Accordingly, Microsoft’s interest in producing application software for the Mac OS following expiration of the agreements may be influenced by Microsoft’s perception of its interests as the vendor of the Windows operating system. Discontinuance of Microsoft Office and other Microsoft products for the Macintosh platform would have an adverse effect on the Company’s net sales and results of operations.

The Company’s business relies on access to patents and intellectual property obtained from third parties, and the Company’s future results could be adversely affected if it is alleged or found to have infringed on the intellectual property rights of others.

Many of the Company’s products are designed to include intellectual property obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes that based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms. However, there can be no assurance that the necessary licenses would be available or available on acceptable terms.

Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company’s future operating results and financial condition could be adversely affected. Information regarding certain claims and potential litigation involving the Company related to alleged patent infringement and other matters is set forth in Part I, Item 3 of the 2002 Form 10-K.  In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would have a material adverse affect on its results of operations, or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part I, Item 3 of the 2002 Form 10-K or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

The Company expects its quarterly revenues and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. As a result, the overall profitability of the Company in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period’s net sales.

The typical concentration of net sales in the third month of the Company’s fiscal quarters can adversely affect the Company’s business and operating results.

The Company generally sells more products during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer industry. This sales pattern can produce pressure on the Company’s internal infrastructure during the third month of a quarter and may adversely impact the Company’s ability to predict its financial results accurately. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics or components suppliers, can have significant adverse impacts on the Company and its results of operations and financial condition.

The Company’s success depends largely on its ability to attract and retain key personnel.

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including those in technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company’s employees are located. There can be no assurance that the Company will be able to successfully attract and retain the key personnel it needs. Additionally, volatility or a lack of positive performance in the Company’s stock price may adversely affect its ability to retain key employees. As of March 29, 2003, a substantial majority of the Company’s outstanding employee stock options were out-of-the-money.

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

The Company is exposed to credit risk on its accounts receivable. This risk is heightened as economic conditions worsen.

The Company distributes its products through third-party computer resellers and retailers and directly to certain educational institutions and commercial customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company also has non-trade receivables from certain of its manufacturing vendors resulting from the sale by the Company of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. While the Company has procedures in place to monitor and limit exposure to credit risk on its trade and non-trade receivables, there can be assurance that such procedures will be effective in limiting its credit risk and avoiding losses. Additionally, if the global economy and regional economies fail to improve or continue to deteriorate, it becomes more likely that the Company will incur a material loss or losses as a result of the weakening financial condition of one or more of its customers or manufacturing vendors.

The market value of the Company’s non-current debt and equity investments is subject to significant volatility.

The Company holds minority investments in several public companies with a combined fair market value of approximately $28 million as of March 29, 2003. These investments are in publicly traded companies whose share prices are subject to significant volatility. The Company has categorized its investments in these companies as available-for-sale requiring the investments be carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income. The Company recognizes an impairment charge to earnings when it is judged an investment has experienced a decline in value that is other-than-temporary. The Company has recognized material impairment charges related to its non-current debt and equity investments twice in the last two fiscal years.

The Company is subject to risks associated with environmental regulations.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement that the Company provide consumers with the ability to return product to the Company at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company.

The parliament of the European Union has finalized the Waste Electrical and Electronic Equipment Directive (the Directive). The Directive makes producers of electrical goods, including personal computers, financially responsible for the collection, recycling, and safe disposal of past and future products. The Directive must now be approved and implemented by individual European Union governments by August 13, 2004, while the producers’ financial obligations are scheduled to start August 13, 2005. The Company’s potential liability resulting from the Directive related to past sales of its products and expenses associated with future sales of its product may be substantial. However, because it is likely that specific laws, regulations, and enforcement policies will vary significantly between individual European member states, it is not currently possible to estimate the Company’s existing liability or future expenses resulting from the Directive. As the European Union and its individual member states clarify specific requirements and policies with respect to the Directive, the Company will continue to assess its potential financial impact. Similar legislation may be enacted in other geographies, including federal and state legislation in the United States, the cumulative impact of which could be significant.

Business interruptions could adversely affect the Company’s future operating results.

The Company’s major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, medical conditions, and other events beyond its control. The majority of the Company’s research and development activities, its corporate headquarters, and other critical business operations, including certain major components suppliers and manufacturing vendors, are located near major seismic faults. The Company does not carry earthquake insurance for direct quake-related losses. The Company’s operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or manmade disaster.

Unanticipated changes in the Company’s tax rates could affect its future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or by changes in tax laws or their interpretation.

The Company’s stock price may be volatile.

The Company’s stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions and investors’ concerns regarding the credibility of corporate financial reporting and integrity of financial markets, may materially adversely affect the market price of the Company’s common stock in the future.

For a discussion of these and other factors affecting the Company’s future results and financial condition, see Item 7, “Management’s Discussion and Analysis - Factors That May Affect Future Results and Financial Condition” and Item 1, “Business” in the Company’s 2002 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk profile has not changed significantly from that described in the 2002 Form 10-K.

Interest Rate and Foreign Currency Risk Management

To ensure the adequacy and effectiveness of the Company’s foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the non-hedge portfolios, the Company regularly reviews its foreign exchange forward and option positions, and its interest rate swap and option positions both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company’s risk management activities and the anticipatory nature of the exposures intended to be hedged, there can be no assurance the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s operating results and financial position. The Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as of October 1, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company’s hedging strategies.  However, its application may increase the volatility of other income and expense and other comprehensive income.

Interest Rate Risk

While the Company is exposed to interest rate fluctuations in many of the world’s leading industrialized countries, the Company’s interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents, and short-term investments as well as costs associated with foreign currency hedges.

The Company’s fixed income investment policy and strategy is to ensure the preservation of capital, meet liquidity requirements, and optimize return in light of the current credit and interest rate environment. The Company benchmarks its performance by utilizing external money managers to manage a small portion of the aggregate investment portfolio. The external managers adhere to the Company’s investment policies and also provide occasional research and market information that supplements internal research used to make credit decisions in the investment process.

During 1994, the Company issued $300 million aggregate principal amount of 6.5% unsecured notes in a public offering registered with the SEC. The notes were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes pay interest semiannually and mature on February 15, 2004.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and long-term debt obligations and related derivative financial instruments. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of March 29, 2003, $385 million of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years. As of September 28, 2002, $1.087 billion of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years. The remainder of such short-term investments had underlying maturities of between 3 and 12 months. Due to liquidity needs, or in anticipation of credit deterioration, or for the purpose of duration management of the Company’s investment portfolio, the Company may sell investments prior to their stated maturities.  As a result of such activity, the Company recognized net gains of $9 million and $18 million during the three and six month periods ended March 29, 2003, respectively.

The Company sometimes enters into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company’s floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company’s exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program.  The Company entered into no interest rate asset swaps during 2002 or for the first six months of 2003 and had no open interest rate asset swaps at March 29, 2003.

During the last two years, the Company has entered into interest rate swaps with financial institutions in order to better match the Company’s floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company’s exposure away from fluctuations in short-term U.S. interest rates. The interest rate swaps, which qualified as accounting hedges, generally required the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts.  These swaps effectively converted the Company’s fixed-rate 10-year debt to floating-rate debt and converted a portion of the floating rate investments to fixed rate. Due to prevailing market interest rates, during 2002 the Company entered into and then subsequently closed out debt swap positions realizing a gain of $6 million. During 2001 the Company closed out all of its then existing debt swap positions realizing a gain of $17 million. Both the gains in 2002 and 2001 were deferred, recognized in long-term debt and are being amortized to other income and expense over the remaining life of the debt. At certain times in the past, the Company has also entered into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company does not hold or transact in such financial instruments for purposes other than risk management.

Foreign Currency Risk

Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, generally benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. There is also a risk that the Company will have to adjust local currency product pricing within the time frame of our hedged positions due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

The Company enters into foreign currency forward and option contracts with financial institutions primarily to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, and probable but not firmly committed transactions. Generally, the Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments. The Company also enters into foreign currency forward and option contracts to offset the foreign exchange gains and losses generated by the re-measurement of certain recorded assets and liabilities denominated in non-functional currencies of its foreign subsidiaries.

Item 4. Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses identified, and therefore there were no corrective resulting actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations.

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

Pitney Bowes Inc. v. Apple Computer, Inc.

Plaintiff Pitney Bowes filed this patent infringement action on June 18, 2001 alleging patent infringement relating to laser printer technology. Plaintiff has filed similar lawsuits against other companies. Plaintiff sought unspecified damages and other relief.  The Company answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company settled this matter during the second quarter of 2003 for an amount that did not have a material adverse effect on its financial condition, liquidity or results of operations.

Hawaii Structural Iron Workers and Pension Trust Fund v. Apple Computer, Inc. and Steven P. Jobs; Young v. Apple Computer, Inc. et al; Hsu v. Apple Computer Inc. et al

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company’s publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company’s motion to dismiss for failure to state a cause of action, with leave to plaintiffs to amend their complaint within thirty days. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. A hearing on the Company’s motion is currently scheduled for July 2003.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 24, 2003.  Proposals I, II, III, IV and V were approved. The results are as follows:

Proposal I

The following directors were elected at the meeting to serve a one-year term as directors:

	For	Authority Withheld
William V. Campbell	239,627,912	65,728,547
Millard S. Drexler	241,239,341	64,117,118
Albert Gore, Jr.	286,268,250	19,088,209
Steven P. Jobs	244,409,513	60,946,946
Arthur D. Levinson	239,711,322	65,645,137
Jerome B. York	241,560,389	63,796,070

Proposal II

The proposal to amend the Company’s Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 4,000,000 shares.

For

Against

Abstained

295,611,636	7,565,725	2,179,098

Proposal III

The proposal to amend the Company’s 1998 Executive Officer Stock Plan (the 1998 Plan) to allow for broad-based grants to all employees.

For

Against

Abstained

270,547,870	32,539,900	2,268,689

Proposal IV

Ratification of appointment of KPMG LLP as the Company’s independent auditors for fiscal year 2003.

For

Against

Abstained

296,780,091	6,520,075	2,056,293

Proposal V

A shareholder proposal requesting that the Board of Directors establish a policy of expensing in the Company’s annual income statement the cost of all future stock options issued by the Company.

For

Against

Abstained

Broker Non-Vote

116,337,358	90,028,640	18,180,032	98,625,086

The proposals above are described in detail in the Registrant’s definitive proxy statement dated March 24, 2003, for the Annual Meeting of Shareholders held on April 24, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)  Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed herewith
		Form	Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88

3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00

3.3	By-Laws of the Company, as amended through March 19, 2003.			☒

4.2	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York.	10-Q	4/01/94

4.3	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.	10-Q	4/01/94

4.5	Form of the Company’s 6 1/2% Notes due 2004.	10-Q	4/01/94

4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.	S-3	8/28/96

4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97

10.A.1	1981 Stock Option Plan, as amended	10-Q	6/25/93

10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91

10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92

10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97

10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97

10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through October 6, 1999.	10-K	9/25/99

10.A.8	Form of Indemnification Agreement between	10-K	9/26/97

the Registrant and each officer of the Registrant.

10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97

10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98

10.A.51	1998 Executive Officer Stock Plan, as amended through April 24, 2002.	10-Q	6/29/02

10.A.52	Reimbursement Agreement.	10-Q	6/29/02

10.B.8	Participation in the Customer Design Center by the Registrant dated as of September 30, 1991 between IBM and the Registrant.	8-K	10/91

10.B.9	Agreement for Purchase of IBM Products (Original Equipment Manufacturer) dated as of September 30, 1991 between IBM and the Registrant.	8-K	10/91

10.B.12	Microprocessor Requirements Agreement dated January 31, 1992 between the Registrant and Motorola, Inc.	10-K	9/25/92

10.B.16	Fountain Manufacturing Agreement dated May 31, 1996 between Registrant and SCI Systems, Inc.	10-Q	8/12/96

99.1	Certificate of Apple Computer, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			☒

(b)  Reports on Form 8-K

The Company filed a current report on Form 8-K on March 21, 2003, to reference and file as exhibits press releases issued to the public by the Company on March 19, 2002, and March 20, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE COMPUTER, INC.
(Registrant)

By:	/s/ Fred D. Anderson

Fred D. Anderson
Executive Vice President and Chief Financial Officer
May 13, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 13, 2003

	By:	/s/ Fred D. Anderson
Fred D. Anderson
Executive Vice President and
Chief Financial Officer