Form 10-Q
period 2003-06-28
APPLE COMPUTER INC
filed 2003-08-12
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003 OR

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

Yes  ☒   No  ☐

362,500,925 shares of Common Stock Issued and Outstanding as of August 1, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$1,545	$1,429	$4,492	$4,299
Cost of sales	1,117	1,038	3,240	3,077
Gross margin	428	391	1,252	1,222
Operating expenses:
Research and development	120	106	360	330
Selling, general, and administrative	299	272	898	831
Restructuring costs	—	—	26	24
Total operating expenses	419	378	1,284	1,185
Operating income (loss)	9	13	(32)	37

Gains on non-current investments, net	2	—	2	23
Interest and other income, net	15	26	67	87
Total interest and other income, net	17	26	69	110

Income before provision for income taxes	26	39	37	147
Provision for income taxes	7	7	10	37

Income before accounting change	19	32	27	110
Cumulative effect of accounting change, net of income taxes of $1	—	—	(2)	—

Net income	$19	$32	$25	$110
Earnings per common share before accounting change:
Basic	$0.05	$0.09	$0.07	$0.31
Diluted	$0.05	$0.09	$0.07	$0.30

Earnings per common share after accounting change:
Basic	$0.05	$0.09	$0.07	$0.31
Diluted	$0.05	$0.09	$0.07	$0.30
Shares used in computing earnings per share (in thousands):
Basic	360,793	356,370	360,113	353,800
Diluted	363,777	366,882	362,421	363,438

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	June 28, 2003	September 28, 2002

ASSETS:

Current assets:
Cash and cash equivalents	$3,507	$2,252
Short-term investments	1,038	2,085
Accounts receivable, less allowances of $49 and $51, respectively	568	565
Inventories	38	45
Deferred tax assets	176	166
Other current assets	219	275
Total current assets	5,546	5,388
Property, plant and equipment, net	639	621
Goodwill	85	85
Acquired intangible assets	27	34
Other assets	144	170
Total assets	$6,441	$6,298

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$880	$911
Accrued expenses	838	747
Current debt	307	—
Total current liabilities	2,025	1,658
Long-term debt	—	316
Deferred tax liabilities and other non-current liabilities	218	229
Total liabilities	2,243	2,203

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 900,000,000 shares authorized; 366,992,631 and 358,958,989 shares issued and outstanding, respectively	1,935	1,826
Deferred stock compensation	(68)	(7)
Retained earnings	2,350	2,325
Accumulated other comprehensive income (loss)	(19)	(49)
Total shareholders’ equity	4,198	4,095
Total liabilities and shareholders’ equity	$6,441	$6,298

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	June 28, 2003	June 29, 2002

Cash and cash equivalents, beginning of the period	$2,252	$2,310
Operating Activities:
Net income	25	110
Cumulative effect of accounting change, net of taxes	2	—
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	93	85
Non-cash restructuring	12	4
Provision for (benefit from) deferred income taxes	(16)	(2)
Loss on disposition of property, plant, and equipment	2	6
Gains on sales of short-term investments, net	(21)	(5)
Gains on sales of non-current investments, net	(2)	(23)
Changes in operating assets and liabilities:
Accounts receivable	(3)	(160)
Inventories	7	(23)
Other current assets	56	(154)
Other assets	(15)	(13)
Accounts payable	(31)	103
Other current liabilities	107	79

Cash generated by operating activities	216	7

Investing Activities:
Purchase of short-term investments	(1,981)	(3,478)
Proceeds from maturities of short-term investments	1,954	1,917
Proceeds from sale of short-term investments	1,072	519
Proceeds from sale of non-current investments	36	25
Purchases of property, plant, and equipment	(106)	(110)
Other	33	(33)

Cash generated by (used for) investing activities	1,008	(1,160)

Financing Activities:
Proceeds from issuance of common stock	31	89

Cash generated by financing activities	31	89

Increase (decrease) in cash and cash equivalents	1,255	(1,064)
Cash and cash equivalents, end of the period	$3,507	$1,246

Supplemental cash flow disclosures:
Cash paid for interest	$10	$10
Cash paid for income taxes, net	$35	$8

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 28, 2002, included in its Annual Report on Form 10-K for the year ended September 28, 2002 (the 2002 Form 10-K). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

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

The following table reconciles changes in the Company’s asset retirement liability for the first nine months of 2003 (in millions):

Asset retirement liability recorded at 9/29/02	$5.5
Additional asset retirement obligations recognized	0.3
Accretion recognized	1.1
Asset retirement liability as of 6/28/03	$6.9

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

For purposes of the pro forma disclosures provided pursuant to SFAS No. 123, the expected volatility assumptions used by the Company prior to the third quarter of 2003 have been based solely on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. Beginning in the third quarter of 2003, the Company has modified this approach to consider other relevant factors including implied volatility in market traded options on the Company’s common stock and the impact of unusual fluctuations not reasonably expected to recur on the historical volatility of the Company’s common stock. The Company will continue to monitor these and other relevant factors in developing the expected volatility assumption used to value future awards.

Beginning in the third quarter of 2003, the Company shortened its estimate of the expected life of new options granted to its employees from 4 years to 3.5 years. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock options it grants to employees. The change in the expected life assumption made during the third quarter of 2003 was the result of the expected impact of shortening the contractual life of new options granted to employees from 10 years to 7 years and changing the vesting provisions of new options granted to employees from 4 year straight-line annual vesting to 4 year straight-line quarterly vesting.

For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income over the options’ vesting period and the shares’ plan period. The Company’s pro forma information for the three and nine month periods ended June 28, 2003 and June 29, 2002 follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	6/28/03	6/29/02	6/28/03	6/29/02

Net income - as reported	$19	$32	$25	$110
Add: Stock-based employee compensation expense included in reported net income, net of tax	6	—	6	—
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(40)	(60)	(141)	(185)

Net loss - pro forma	$(15)	$(28)	$(110)	$(75)

Net income per common share - as reported
Basic	$0.05	$0.09	$0.07	$0.31
Diluted	$0.05	$0.09	$0.07	$0.30

Net loss per common share - pro forma
Basic	$(0.04)	$(0.08)	$(0.30)	$(0.21)
Diluted	$(0.04)	$(0.08)	$(0.30)	$(0.21)

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of June 28, 2003, and September 28, 2002 (in millions):

	As of 6/28/03	As of 9/28/02

Cash	$174	$161

U.S. Treasury and Agency securities	45	47
U.S. corporate securities	2,453	1,952
Foreign securities	835	92
Total cash equivalents	3,333	2,091

U.S. Treasury and Agency securities	358	681
U.S. corporate securities	456	988
Foreign securities	224	416

Total short-term investments	1,038	2,085

Total cash, cash equivalents, and short-term investments	$4,545	$4,337

The Company’s short-term investment portfolio consists of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized gains on its investment portfolio of $20 million as of September 28, 2002, and net unrealized losses of $2 million as of June 28, 2003. The Company occasionally sells short-term investments prior to their stated maturities. As a result of such sales, the Company recognized gains of $3 million and $2 million during the third quarters of 2003 and 2002, respectively.  Recognized gains on the sale of short-term investments were $21 million and $5 million during the first nine months of 2003 and 2002, respectively. These gains were included in interest and other income, net.

As of June 28, 2003, and September 28, 2002, $338 million and $1.087 billion, respectively, of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years.  The remainder of the Company’s short-term investments had underlying maturities of between 3 and 12 months.

Non-Current Debt and Equity Investments and Related Gains

The Company has held significant investments in ARM Holdings plc (ARM), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments have been reflected in the consolidated balance sheets as long term assets within other assets and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in interest and other income.  The combined fair value of these investments held by the Company was $39 million as of September 28, 2002.

During the third quarter of 2003, the Company sold all of its remaining holdings in both ARM and EarthLink, consisting of 278,000 shares of ARM stock for net proceeds of approximately $295,000, and a gain before taxes of $270,000, and 3,960,000 shares of Earthlink stock for net proceeds of approximately $23 million, and a gain before taxes of $2 million. During the first quarter of 2003, the Company sold 2,580,000 shares of EarthLink stock for net proceeds of approximately $13.7 million, an amount that approximated the Company’s carrying value of the shares. As of June 28, 2003, the fair value of the Company’s remaining investment in Akamai was $14 million.

During the first quarter of 2002, the Company sold 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million. During the first quarter of 2002, the Company also sold 250,000 shares of Akamai and 117,000 shares of EarthLink stock for net proceeds of approximately $2 million each and a gain before taxes of $710,000 and $223,000, respectively.

Debt

The Company currently has debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes that was originally issued in 1994. The notes, which pay interest semiannually, were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes, along with approximately $7 million of related unamortized deferred gains on closed interest rate swaps, are due in February of 2004 and therefore have been classified as current debt as of June 28, 2003.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenues and cost of sales. From time to time, the Company enters into interest rate swap agreements to modify the interest rate profile of certain investments and debt. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value.  As of the end of the third quarter of 2003, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of fiscal 2002.

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

Accounting for Derivative Financial Instruments

On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of June 28, 2003, the Company had a net deferred loss associated with cash flow hedges of approximately $4 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the first quarter of fiscal 2004.

Note 3 – Condensed Consolidated Financial Statement Details (in millions)

Inventories

	6/28/03	9/28/02
Purchased parts	$1	$9
Work in process	—	—
Finished goods	37	36

Total inventories	$38	$45

Other Current Assets

	6/28/03	9/28/02
Vendor non-trade receivables	$106	$142
Other current assets	113	133

Total other current assets	$219	$275

Property, Plant, and Equipment

	6/28/03	9/28/02
Land and buildings	$348	$342
Machinery, equipment, and internal-use software	367	367
Office furniture and equipment	73	67
Leasehold improvements	336	281
	1,124	1,057

Accumulated depreciation and amortization	(485)	(436)

Total net property, plant, and equipment	$639	$621

Other Assets

	6/28/03	9/28/02
Non-current deferred tax assets	$59	$70
Non-current debt and equity investments	14	39
Capitalized software development costs, net	16	19
Other assets	55	42

Total other assets	$144	$170

Accrued Expenses

	6/28/03	9/28/02
Deferred revenue	$331	$253
Accrued marketing and distribution	128	136
Accrued compensation and employee benefits	117	93
Accrued warranty and related costs	67	69
Other current liabilities	195	196

Total accrued expenses	$838	$747

Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
	6/28/03	6/29/02	6/28/03	6/29/02
Interest income	$15	$29	$56	$92
Interest expense	(2)	(2)	(6)	(8)
Gain on sales of short term investments	3	2	21	5
Other income (expense), net	(1)	(3)	(4)	(2)

Interest and other income, net	$15	$26	$67	$87

Inventory Prepayment

In April 2002, the Company made a $100 million prepayment to an Asian supplier for the purchase of components over the following nine months. In return for this deposit, the supplier agreed to supply the Company with a specified level of components during the three consecutive fiscal quarters ending December 28, 2002. Approximately $53 million of this deposit remained unused as of September 28, 2002 and was reflected in the condensed consolidated balance sheets in other current assets. During the first six months of 2003, the remainder of the deposit balance was fully utilized for the purchase of components. The deposit was unsecured and had no stated interest component. The Company imputed an amount to cost of sales and interest income during each period the deposit was outstanding at a 3.25% interest rate to reflect the economics of this transaction.

Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 7 years. The Company ceased amortization of goodwill at the beginning of fiscal 2002 when it adopted SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes the components of gross and net intangible asset balances  (in millions):

	As of 6/28/03			As of 9/28/02
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Goodwill (a)	$85	$—	$85	$85	$—	$85
Other intangible assets	5	(5)	—	5	(5)	—
Acquired technology	42	(15)	27	42	(8)	34

Total acquired intangible assets	$132	$(20)	$112	$132	$(13)	$119

(a)          Accumulated amortization related to goodwill of $55 million arising prior to the adoption of SFAS No. 142 has been reflected in the gross carrying amount of goodwill as of June 28, 2003, and September 28, 2002.

Amortization associated with acquired technology for the three and nine-month periods ended June 28, 2003 and June 29, 2002 follows (in millions):

	Three Months Ended		Nine Months Ended
	6/28/03	6/29/02	6/28/03	6/29/02
Acquired technology amortization	$2	$1	$7	$4

Note 4 – Restructuring Actions

Fiscal 2003 Restructuring Actions

The Company recorded total restructuring charges of approximately $27 million during the nine months ended June 28, 2003, including approximately $7.4 million in severance costs, a $5 million charge to write-off deferred compensation, $7.1 million in asset impairments and a $7.3 million charge for lease cancellations. Of the $27 million, nearly all had been spent by the end of the third quarter of 2003, except for approximately $500,000 of severance costs and approximately $5.0 million related to operating lease costs on abandoned facilities. During the third quarter of 2003, approximately $500,000 of the amount originally accrued for lease cancellations was determined to be in excess due to the sublease of a property sooner than originally estimated and an approximately $500,000 shortfall was identified in the severance accrual due to higher than expected severance costs related to the closure of the Company’s Singapore manufacturing operations. These adjustments had no net effect on reported operating expense.

Q2’03 Restructuring Actions

During the second quarter of 2003, the Company’s management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million, including $2.4 million in severance costs and $400,000 for asset write-offs and lease payments on an abandoned facility. Actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company’s Americas and Europe operating segments and further reductions associated with PowerSchool-related activities in the Americas operating segment, including an accrual for asset write-offs and lease payments on an abandoned facility. The second quarter actions resulted in the termination of 93 employees, 87 of who were terminated prior to the end of the third quarter of 2003.

Except for certain costs associated with operating leases on the abandoned facility, the Company currently anticipates that substantially all of the remaining accrual for severance costs of approximately $300,000 will be spent by the end of the fourth quarter of fiscal 2003.

Q1’03 Restructuring Actions

During the first quarter of 2003, the Company’s management approved and initiated restructuring actions with a total cost of $24 million that resulted in the termination of manufacturing operations at the Company-owned facility in Singapore, further reductions in headcount resulting from the shift in PowerSchool product strategy that took place at the end of fiscal 2002, and termination of various sales and marketing activities in the United States and Europe. These restructuring actions will ultimately result in the elimination of 260 positions worldwide, all but one of which were eliminated by the third quarter of 2003.

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

Except for certain costs associated with operating leases on closed facilities, the Company currently anticipates that all of the remaining accrual for severance costs of approximately $200,000 will be spent by the end of the fourth quarter of fiscal 2003.

The following table summarizes activity associated with restructuring actions initiated during the first and second quarters of 2003 (in millions):

	Employee Severance Benefits	Deferred Compensation Write-off	Asset Impairments	Lease Cancellations	Totals

Total charge	$7.4	$5.0	$7.1	$7.3	$26.8
Total spending thru 6/28/03	(7.4)	—	—	(1.8)	(9.2)
Total non-cash items	—	(5.0)	(7.1)	—	(12.1)
Adjustments	0.5	—	—	(0.5)	—

Accrual at 6/28/03	$0.5	$—	$—	$5.0	$5.5

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

Q4’02 Restructuring Actions

During the fourth quarter of 2002, the Company’s management approved and initiated restructuring actions with a total cost of approximately $6 million designed to reduce headcount costs in corporate operations and sales and to adjust its PowerSchool product strategy. These restructuring actions resulted in the elimination of approximately 180 positions worldwide at a cost of $1.8 million, 176 of which were eliminated by June 28, 2003. Eliminated positions were primarily in corporate operations, sales, and PowerSchool related research and development in the Americas operating segment. The shift in product strategy at PowerSchool included discontinuing development and marketing of PowerSchool’s PSE product. This shift resulted in the impairment of previously capitalized development costs associated with the PSE product in the amount of $4.5 million. As of June 28, 2003, substantially all of the severance accrual had been utilized, except for insignificant severance and related costs associated with 4 remaining employees identified for subsequent termination.

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

The following table summarizes activity associated with restructuring actions initiated during the first and fourth quarters of 2002 (in millions):

	Employee Severance Benefits	Asset Impairments	Lease and Contract Cancellations	Totals

Q4’02 Charge	$2	$4	$—	$6
Q1’02 Charge	8	4	12	24
Total spending thru 9/28/02	(10)	—	(11)	(21)
Total non-cash items	—	(8)	—	(8)
Adjustments	—	—	(1)	(1)
Accrual at 12/28/02	$0	$0	$0	$0

Note 5 – Shareholders’ Equity

CEO Restricted Stock Award

On March 19, 2003, the Company entered into an Option Cancellation and Restricted Stock Award Agreement (the Agreement) with Steven P. Jobs, its Chief Executive Officer (CEO).  The Agreement cancelled stock option awards previously granted to Mr. Jobs in 2000 and 2001 for the purchase of 27.5 million common shares of the Company’s common stock.  Mr. Jobs retained options to purchase 60,000 shares of the Company’s common stock granted in August of 1997 in his capacity as a member of the Company’s Board of Directors, prior to becoming the Company’s CEO.  The Agreement replaced the cancelled options with a restricted stock award of 5 million shares of the Company’s common stock.  The restricted stock award generally vests three years from date of grant. Vesting of some or all of the restricted shares will be accelerated in the event Mr. Jobs is terminated without cause, dies, or has his management role reduced following a change in control of the Company.

The Company has recorded the value of the restricted stock award of $74.75 million as a component of shareholders’ equity and is amortizing that amount on a straight-line basis over the 3-year service/vesting period.  The value of the restricted stock award was based on the closing market price of the Company’s common stock on the date of the award.  Quarterly amortization of approximately $6.3 million is being recognized as an operating expense.  The 5 million restricted shares have been included in the calculation of diluted earnings per share utilizing the treasury stock method.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Since inception of the stock repurchase plan through the end of fiscal 2000, the Company had repurchased a total of 5.05 million shares at a cost of $191 million. No shares have been repurchased since the end of fiscal 2000. During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million. The total cost to acquire the same number of shares at the closing price of the Company’s common stock on June 28, 2003, would be approximately $28.7 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of June 28, 2003.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three and nine-month periods ended June 28, 2003, and June 29, 2002 (in millions):

	Three Months Ended		Nine Months Ended
	6/28/03	6/29/02	6/28/03	6/29/02

Net income	$19	$32	$25	$110
Other comprehensive income:
Net change in unrealized derivative gains/losses	(3)	(46)	7	(33)
Change in accumulated translation adjustment	16	11	30	7
Net change in unrealized investment gains losses	7	(7)	10	(39)
Reclassification adjustment for investment gains included in net income	(3)	—	(17)	(17)

Total comprehensive income	$36	$(10)	$55	$28

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and nine-month periods ending June 28, 2003 and June 29, 2002 (in millions):

	Three Months Ended		Nine Months Ended
	6/28/03	6/29/02	6/28/03	6/29/02

Change in fair value of derivatives	$(5)	$(31)	$(9)	$(1)
Adjustment for net losses (gains) realized and included in net income	2	(15)	16	(32)
Change in unrealized gain on derivative instruments	$(3)	$(46)	$7	$(33)

The following table summarizes the components of accumulated other comprehensive income, net of taxes (in millions):

	As of 6/28/03	As of 9/28/02

Unrealized gains on available-for-sale securities	$6	$13
Unrealized losses on derivative investments	(4)	(11)
Cumulative translation adjustments	(21)	(51)

Accumulated other comprehensive income (loss)	$(19)	$(49)

Note 6 – Employee Benefit Plans

2003 Employee Stock Option Plan

At the Annual Meeting of Shareholders held on April 24, 2003, the shareholders approved an amendment to the 1998 Executive Officer Stock Plan to change the name of the plan to the 2003 Employee Stock Option Plan (the 2003 Plan), to provide for broad-based grants to all employees in addition to executive officers and other key employees and to prohibit future “repricings” of employee stock options, including 6-months-plus-1-day option exchange programs, without shareholder approval. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of 4 years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, and stock purchase rights.

1997 Employee Stock Option Plan

In August 1997, the Company’s Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Options may be granted under the 1997 Plan to employees at not less than the fair market value on the date of grant. Based on the terms of individual option grants, options granted under the 1997 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of 4 years, based on continued employment, with either annual or quarterly vesting. As a result of shareholder approval of amendments to the 1998 Executive Officer Stock Plan in April 2003, the Company will terminate the 1997 Employee Stock Option Plan and cancel all remaining unissued shares, following the completion of the employee stock option exchange program in October 2003.

Employee Stock Option Exchange Program

On March 20, 2003, the Company announced a voluntary employee stock option exchange program (the Exchange Program) whereby eligible employees, other than executive officers and members of the Board of Directors, had an opportunity to exchange outstanding options with exercise prices at or above $25.00 per share for a predetermined smaller number of new stock options issued with exercise prices equal to the fair market value of one share of the Company’s common stock on the day the new awards are issued, which will be at least six months plus one day after the exchange options are cancelled.  On April 17, 2003, in accordance with the Exchange Program, the Company accepted and cancelled options to purchase 16,569,193 shares of its common stock and granted a promise to issue approximately 6,892,309 new options to participating employees. The new stock options will be issued on October 20, 2003, which is the first business day that is six months and one day after cancellation of the exchanged options. No financial or accounting impact to the Company’s financial position, results of operations or cash flow for the three months ended June 28, 2003, was associated with this transaction.

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

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year.  During the first nine months of 2003, approximately 2.1 million shares were issued under the Purchase Plan.  In the third quarter of 2003, the Company’s shareholders also approved an amendment to the Employee Stock Purchase Plan to increase the number of shares authorized for issuance by 4 million shares. As of June 28, 2003, approximately 4 million shares were reserved for future issuance under the Purchase Plan.  Beginning with the six-month offering period that started on June 30, 2003, the number of shares authorized for issuance is limited to a total of 1 million shares per offering period.

Stock Option Activity

A summary of the Company’s stock option activity and related information for the nine-month periods ended June 28, 2003, and June 29, 2002 follows (option amounts are presented in thousands):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price

Balance at 9/28/02	6,571	109,430	$28.17
Options Granted	(3,225)	3,225	$15.12
Restricted Share Grant	(5,000)	—	—
Options Cancelled	47,689	(47,689)	$39.85
Options Exercised	—	(887)	$11.48
Plan Shares Expired	(1)	—	—
Balance at 6/28/03	46,034	64,079	$19.06

Balance at 9/29/01	10,075	97,179	$29.25
Additional Options Authorized	15,000	—
Options Granted	(22,153)	22,153	$20.09
Options Cancelled	3,491	(3,491)	$31.27
Options Exercised	—	(6,147)	$12.06
Plan Shares Expired	(2)	—	—
Balance at 6/29/02	6,411	109,694	$28.29

Total options outstanding at June 28, 2003 to purchase approximately 64.1 million shares do not include options to purchase approximately 6.9 million shares that are expected to be issued in October 2003 pursuant to the Employee Stock Option Exchange Program discussed above.

The options outstanding as of June 28, 2003, have been segregated into six ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding as of 6/28/03	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of 6/28/03	Weighted Average Exercise Price

$ 0.83 - $ 16.81	17,266	6.33	$13.39	11,087	$12.17
$ 16.82 - $ 18.13	7,974	5.97	$17.29	5,460	$17.28
$ 18.14 - $ 18.50	17,039	7.34	$18.50	10,325	$18.50
$ 18.51 - $ 20.39	13,049	8.23	$20.24	5,681	$20.17
$ 20.40 - $ 32.28	6,012	7.74	$23.49	2,646	$23.51
$ 32.29 - $ 69.78	2,739	6.53	$48.04	1,960	$48.02

$ 0.83 - $ 69.78	64,079	7.08	$19.06	37,159	$18.60

Note 7 – Stock-Based Compensation

The Company has provided pro forma disclosures in Note 1 of these Notes to Condensed Consolidated Financial Statements of the effect on net income and earnings per share as if the fair value method of accounting for stock compensation had been used for its employee stock option grants and employee stock purchase plan purchases. These pro forma effects have been estimated at the date of grant and beginning of the period, respectively, using the Black-Scholes option pricing model.

For purposes of the pro forma disclosures provided pursuant to SFAS No. 123, the option awards expected to be issued in October 2003 and the awards cancelled as part of the Employee Stock Option Exchange Program have been accounted for using modification accounting.  In accordance with SFAS No. 123, the grant date of the awards to be issued is the date of acceptance of the exchange offer by participating employees.  The cancellation of certain of the Company’s Chief Executive Officer’s options and replacement with restricted shares in March 2003 is also being accounted for using modification accounting for purposes of the pro forma disclosures provided pursuant to SFAS No. 123.

The assumptions used for the three and nine-month periods ended June 28, 2003, and June 29, 2002, and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended		Nine Months Ended
	6/28/03	6/29/02	6/28/03	6/29/02

Expected life of stock options	3.5 years	4 years	3.5 - 4 years	4 years
Expected life of stock purchases	6 months	6 months	6 months	6 months
Interest rate - stock options	2.27%	4.19%	2.39%	3.96%
Interest rate - stock purchases	1.49%	2.71%	1.65%	3.57%
Volatility - stock options	40%	65%	56%	65%
Volatility - stock purchases	35%	52%	40%	51%
Dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$4.91	$11.80	$6.66	$10.30
Weighted-average fair value of employee stock purchases during the period	$3.32	$6.50	$4.08	$6.73

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 14 years and often contain multi-year renewal options. As of September 28, 2002, the Company’s total future minimum lease payments under noncancelable operating leases were $464 million, of which $209 million related to leases for retail space.  As of June 28, 2003, total future minimum lease payments related to leases for retail space increased to $304 million.

Accrued Warranty and Indemnifications

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. The Company also offers a 90-day basic warranty for Apple software and for Apple service parts used to repair Apple hardware products. The Company provides currently for the estimated cost that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, historical cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future expectations.

The following table reconciles changes in the Company’s accrued warranties and related costs for the nine-month periods ended June 28, 2003 and June 29, 2002 (in millions):

	Nine Months Ended
	6/28/03	6/29/02

Beginning accrued warranty and related costs	$69	$87
Cost of warranty claims	(53)	(61)
Accruals for product warranties	51	43
Ending accrued warranty and related costs	$67	$69

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other licensing agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either June 28, 2003, or September 28, 2002.

Contingencies

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company’s publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company’s motion to dismiss for failure to state a cause of action, with leave to plaintiffs to amend their complaint. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. A hearing on the Company’s motion was held on July 11, 2003, and the Court has yet to rule on the matter.

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

Note 9 - Segment Information and Geographic Data

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company’s Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. The Retail segment currently operates Apple-owned retail stores in the United States. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company’s subsidiary, FileMaker, Inc. Each reportable geographic operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in the Summary of Significant Accounting Policies in Note 1, except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are based on the location of the customers. Operating income for each segment includes revenue from third parties, cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $30 million and $60 million during the third quarter and first nine months of 2003, respectively. For the third quarter and first nine months of 2002, capital expenditures by the Retail segment were $16 million and $67 million, respectively.

Operating income for all segments, except Retail, includes cost of sales at standard cost. Certain manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses.

To assess the operating performance of the Retail segment several significant items are included in its results for internal management reporting that are not included in results of the Company’s other segments. First, cost of sales for the Retail segment includes a mark-up above the Company’s standard cost to approximate the price normally charged to the Company’s resellers operating retail stores in the United States. For the third quarter of 2003 and the third quarter of 2002, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $25 million and $11 million, respectively. For the first nine months of 2003 and the first nine months of 2002, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $71 million and $32 million, respectively.

Second, the Retail segment includes in its net sales proceeds from sales of the Company’s extended warranty and support contracts and also recognizes related cost of sales based on the amount such contracts are normally sold to the Company’s resellers operating retail stores in the United States. This treatment is consistent with how the Company’s major resellers account for the sales and cost of the Company’s extended warranty and support contracts. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in the Americas segment’s net sales and cost of sales. For the third quarter of 2003, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in the Americas segment, of $7.1 million and $4.8 million, respectively. For the third quarter of 2002, the net sales and cost of sales recognized by the Retail segment for sales of extended warranty and support contracts were $2.0 million and $1.4 million, respectively. For the first nine months of 2003, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in the Americas segment, of $19.3 million and $13.2 million, respectively. This compares to similar adjustments to net sales and cost of sales during the first nine months of 2002 of $5.0 million and $3.5 million, respectively.

Third, a portion of the operating expenses associated with certain high profile retail stores is allocated from the Retail segment to corporate marketing expense. Allocation of these expenses reflects the unique nature of these stores which, given their larger size and extraordinary design elements, function as vehicles for general corporate marketing, corporate sales and marketing events, and brand awareness.  Allocated operating costs are those in excess of operating costs incurred by one of the Company’s more typical retail locations. Stores were open in three such high profile locations in New York, Los Angeles, and Chicago as of June 28, 2003. Expenses allocated to corporate marketing resulting from the operations of these stores were $1.1 million in the third quarter of 2003 and $3.3 million for the nine-months ended June 28, 2003. These costs were not significant during the first nine months of 2002.

Summary information by operating segment follows (in millions):

Three Months Ended

Nine Months Ended

	6/28/03	6/29/02	6/28/03	6/29/02
Americas:
Net sales	$831	$817	$2,253	$2,256
Operating income	$98	$76	$188	$185

Europe:
Net sales	$297	$275	$986	$1,003
Operating income	$39	$23	$108	$114

Japan:
Net sales	$168	$168	$527	$578
Operating income	$33	$35	$91	$120

Retail:
Net sales	$145	$63	$428	$181
Operating loss	$(2)	$(6)	$(6)	$(18)

Other Segments (a):
Net sales	$104	$106	$298	$281
Operating income	$13	$15	$40	$34

(a)                                  Other Segments consists of Asia-Pacific and FileMaker. Certain amounts in 2002 fiscal periods related to recent acquisitions and Internet services have been reclassified from Other Segments to the Americas segment to conform to the 2003 presentation.

A reconciliation of the Company’s segment operating income to the consolidated financial statements follows (in millions):

	Three Months Ended		Nine Months Ended
	6/28/03	6/29/02	6/28/03	6/29/02

Segment operating income	181	143	421	435
Corporate expenses, net	(172)	(130)	(427)	(374)
Restructuring costs	—	—	(26)	(24)
Total operating income (loss)	$9	$13	$(32)	$37

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except net income and per share amounts):

	Three Months Ended		Nine Months Ended
	6/28/03	6/29/02	6/28/03	6/29/02

Numerator (in millions):
Income before accounting change	$19	$32	$27	$110
Cumulative effect of accounting change, net of income taxes of $1	$—	$—	$(2)	$—

Net income	$19	$32	$25	$110

Denominator:
Weighted average-shares outstanding	360,793	356,370	360,113	353,800
Effect of dilutive options and dilutive restricted stock	2,984	10,512	2,308	9,638

Denominator for diluted earnings per share	363,777	366,882	362,421	363,438

Basic earnings per share before accounting change	$0.05	$0.09	$0.07	$0.31
Cumulative effect of accounting change, net of tax	—	—	—	—

Basic earnings per share after accounting change	$0.05	$0.09	$0.07	$0.31

Diluted earnings per share before accounting change	$0.05	$0.09	$0.07	$0.30
Cumulative effect of accounting change, net of tax	—	—	—	—

Diluted earnings per share after accounting change	$0.05	$0.09	$0.07	$0.30

Options to purchase approximately 51 million and 45 million shares of common stock that were outstanding at June 28, 2003 and June 29, 2002, respectively, were not included in the computation of diluted earnings per share for the quarters then ended because the options’ exercise prices were greater than the average market price of the Company’s common stock during those quarters, and therefore, their effect would have been antidilutive.

Note 11 – Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its Chief Executive Officer, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business.  The Reimbursement Agreement is effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $105,000 in expenses pursuant to the Reimbursement Agreement during the third quarter of 2003, and $266,000 in expenses for the nine-months ended June 28, 2003. For fiscal 2002, the Company recognized a total of $1,168,000 in expenses pursuant to the Reimbursement Agreement related to expenses incurred by Mr. Jobs during 2001 and 2002. All expenses recognized pursuant to the Reimbursement Agreement have been included by the Company in selling, general, and administrative expenses.

Mr. Jerome York, a member of the Board of Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. (“MicroWarehouse”) in January 2000. He also serves as its Chairman, President and Chief Executive Officer. MicroWarehouse is a multi-billion dollar specialty catalogue and online retailer and direct marketer of computer products, including products made by the Company, through its MacWarehouse catalogue.  MicroWarehouse accounted for 2.3% and 2.9% of the Company’s net sales for the three and nine-month periods ended June 28, 2003, respectively, and 3.3% of the Company’s net sales in fiscal 2002. Trade receivables from MicroWarehouse were $12.7 million and $20.9 million as of June 28, 2003, and September 28, 2002, respectively. Sales to MicroWarehouse and related trade receivables are generally subject to the same terms and conditions as those with the Company’s other resellers. In addition, the Company purchases miscellaneous equipment and supplies from MicroWarehouse. Total purchases amounted to approximately $431,000 and $1.7 million for the three and nine-month periods ended June 28, 2003, respectively, and $2.9 million in fiscal 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties, including statements regarding the expected timing and features of new product introductions, statements under the heading “Business Outlook,” statements regarding gross margin and provision for income tax in future periods, statements regarding income tax provisions, statements regarding the likely impact on the Company of new accounting standards, statements about the sufficiency of current cash balances, statements regarding the impact on the Company or outcome of litigation, statements about capital expenditures in future periods and statements regarding the impact on the Company of restructuring actions. The Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the 2002 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal calendar. Unless otherwise stated, references  in this report to particular  years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

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

The Financial Accounting Standards Board (FASB) decided on April 22, 2003 to require all companies to expense the value of employee stock options. Companies will be required to measure the cost of employee stock options according to their fair value. The FASB has indicated that it plans to issue in the near future an exposure draft of a new accounting standard addressing this matter. This new accounting standard could become effective as early as 2004. Prior to issuance of this exposure draft, the FASB has indicated it will be addressing several significant technical issues. Among other things, the FASB must determine the extent to which the new accounting standard will permit adjustments to recognized expense for actual option forfeitures and actual performance outcomes. This determination will affect the timing and amount of compensation expense recognized. Also, a method to determine the fair value of employee stock options must be established. Current accounting standards require use of an option-pricing model, such as the Black-Scholes model, to determine fair value and provide guidance on adjusting some of the input factors used in the model. This valuation approach has received significant criticism and may be subject to changes that could have a significant impact on the calculated fair value of employee stock options under the new standard.

At the Company’s annual shareholder’s meeting on April 24, 2003, shareholders approved a proposal requesting that the Company’s Board of Directors (the Board) establish a policy of expensing the value of all future employee stock options issued by the Company. The Board and management appreciate and take seriously the views expressed by the Company’s shareholders. As discussed in the Company’s Form 10-Q for the period ended March 29, 2003, the Company had decided not to expense the value of employee stock options until the FASB finalizes its new accounting standard on the matter. The Company based this decision on the FASB’s announced intention to soon require all companies to expense the value of employee stock options and the FASB’s near-term review of technical issues that will play a significant role in determining the fair value of and accounting for employee stock options. The Company monitors progress at the FASB and other developments with respect to the general issue of employee stock compensation. Further, the Company is evaluating its current employee compensation programs. In the future, should the Company expense the value of employee stock options, either out of choice or due to new requirements issued by the FASB, and/or decide to alter its current employee compensation programs to provide other benefits in place of options, including restricted stock grants or additional cash bonuses, the Company may have to recognize substantially more compensation expense in future periods that could have a material adverse impact on the Company’s future results of operations.

Internet Services Update

In April 2003, the Company launched the iTunes® Music Store in the United States, an online music store that allows customers to find, purchase, and download music for 99 cents per song or, in most cases, $9.99 per album. Requiring no subscription fee, the iTunes Music Store offers customers a broad range of personal rights to the songs they purchase including playing songs on up to three Macintosh® computers, burning songs onto an unlimited number of CDs for personal use, playing songs on an unlimited number of iPod™ portable digital music players, and using songs in any application on their Macintosh system including iPhoto™, iMovie®, and iDVD™. The Company currently expects to deliver a Windows version of the iTunes Music Store before the end of calendar 2003.

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

Hardware Products Update

Power Mac® G5

In June 2003, the Company announced the Power Mac G5 that is expected to be available in August 2003. Powered by the PowerPC G5 processor designed by IBM and Apple and featuring up to a 1 GHz front-side bus and the ability to address up to 8GB of memory, the Power Mac G5 utilizes 64-bit processing technology for advanced 64-bit computation, while running existing 32-bit applications natively. The PowerPC G5 processor architecture is based on a completely new execution core that features massively parallel computation, full symmetric multi-processing, two double precision floating point units and an optimized Velocity Engine™.

Power Mac G5 systems include Gigabit Ethernet, FireWire® 800, two FireWire 400 ports, three USB 2.0 ports, dual display support, optical digital audio input and output, analog audio input and output, and a headphone jack. The system also supports 54 Mbps AirPort® Extreme wireless networking and is Bluetooth ready for wireless connections to a host of Bluetooth-enabled peripherals.

The Power Mac G5 features a new anodized aluminum alloy enclosure designed to meet the needs of professional users. The new enclosure is built around four independently controlled thermal zones for advanced airflow management, with fans in each zone that are individually controlled based on a sophisticated combination of thermal and power monitoring, resulting in the Power Mac G5 running substantially quieter than the previous Power Mac G4. The G5 enclosure also features an easy-to-open access panel allowing quick access to internal components for tool-less installation of memory, hard drives, optical drives or an AirPort Extreme card. Front and rear handles allow professionals to rapidly and safely move Power Mac G5s when and where they need them, and front-mounted FireWire, USB 2.0, and headphone ports provide convenient access for popular peripherals.

iPod™

The Company introduced new iPod models in April 2003. The new iPod is smaller and lighter than previous versions and is available in three models with storage capacity of either 10GB, 15GB, or 30GB; the latter holding up to 7,500 songs. In addition to MP3, iPod now supports the AAC audio format. The new iPod also features solid-state interfaces and is available with a new dock that facilitates fast and easy connection to a computer or stereo.

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

PowerBook®

In January 2003, the Company introduced two new PowerBook models. The 17-inch PowerBook G4 features a 17-inch wide-format active-matrix display, is encased in a durable aluminum alloy enclosure, is 1-inch thick, and weighs as little as 6.8 pounds. The new 17-inch PowerBook G4 also features built-in support for AirPort® Extreme 54 Mbps 802.11g wireless networking, new high-speed FireWire 800, a backlit keyboard with ambient light sensors, and built-in Bluetooth for wireless connection to cell phones and other Bluetooth equipped peripherals. The 12-inch PowerBook G4 features a 12-inch, active-matrix display housed in a lightweight, durable aluminum alloy enclosure weighing approximately 4.6 pounds. The 12-inch PowerBook G4 features a high-speed PowerPC G4 processor, NVIDIA graphics, built-in Bluetooth wireless networking, and battery life of up to five hours on a single charge.

Peripheral Products Update

iSight™

The Company introduced the iSight digital video camera and the beta version of its iChat™ AV software application in June 2003. Together they enable high-quality audio and video conferences between two Macintosh systems over broadband connections. iSight is a small, portable aluminum alloy camera with all audio, video and power provided by a single FireWire cable. iSight features a custom designed lens with auto-focus and a high-end CCD sensor to provide high-resolution images and full-motion video at up to 30 frames per second. iSight includes an integrated microphone that suppresses ambient noise for clear digital audio. With its on-board processor, iSight automatically adjusts color, white balance, sharpness and contrast to provide high-quality images with accurate color reproduction in any lighting conditions. iSight is designed to be center-mounted on the top of any computer screen and uses its integrated tilt and rotate mechanism to easily position the camera for natural, face-to-face video conferencing.

AirPort® Extreme™

AirPort Extreme is the Company’s next generation of Wi-Fi wireless networking technology based on the new ultra-fast 802.11g standard. With speeds up to 54 Mbps, AirPort Extreme delivers almost five times the data rate of today’s 802.11b based products, yet is fully compatible with the millions of 802.11b Wi-Fi devices around the world.  AirPort Extreme Base Stations can serve up to 50 Macintosh and Windows users simultaneously, provide wireless bridging to extend the range beyond just one base station, and support USB printer sharing to allow multiple users to wirelessly share USB printers connected directly to the base station. AirPort Extreme was introduced in January 2003.

Displays

In January 2003, the Company introduced the 20-inch Apple Cinema Display® and instituted significant price reductions on its 23-inch Cinema HD Display and its 17-inch Apple Studio Display®. The new 20-inch Apple Cinema Display features an active-matrix, liquid crystal display that incorporates a digital interface.

Software Products and Computer Technologies Update

Mac OS® X Panther

In June 2003, the Company announced Mac OS X version 10.3 “Panther,” the next major version of Mac OS X that is expected to ship by the end of calendar 2003. The fourth major release of Mac OS X in four years, Panther will incorporate many new features including a completely new Finder™; Exposé, a new way to organize windows and instantly see all open windows at once; FileVault, a new feature that secures the contents of a home directory with 128-bit AES encryption; and enhanced support for use on Windows-based networks.

Additional new features in Panther include:

•                  an enhanced Mail application that organizes email into convenient threads with drag-and-drop addressing and a Safari™-based engine for displaying HTML formatted email;

•                  Fast User Switching, allowing users to share a single Mac and quickly switch between accounts without having to quit running applications and completely logout of the system;

•                  a fully integrated iDisk that increases productivity by automatically syncing a user’s offline work to their .Mac Internet server storage once they are  online again, so users can work locally on files and have them synced automatically back to their iDisk later;

•                  integrated faxing synced with the Address Book so sending and receiving faxes is as easy as printing, and includes support for adding cover pages;

•                  Font Book, a new application that provides system-level font management with double-click font preview, one-click installation and an intuitive iTunes®-like interface for managing font collections, and searching, activating and deactivating fonts;

•                  a significantly improved Preview application that is a fast PDF reader with fast text searching that builds an instant index of search results in a PDF, text selection and copying, URL support and support for the PDF 1.4 format. Preview leverages powerful improvements to Quartz filtering technology such as colorspace conversion, image sampling and compression for advanced PDF workflows; and

•                  iChat™ AV, a desktop video conferencing solution for business, education and consumers.

Mac OS® X Panther Server

In June 2003, the Company previewed Mac® OS X version 10.3 “Panther” Server, the next major release of the Company’s UNIX-based server operating system that makes it easy to deploy popular open source solutions for Macintosh, Windows and Linux clients. Panther Server includes powerful open source solutions and easy to use server management capabilities. New features in Panther Server include Automatic Setup for easily setting up multiple servers; Open Directory 2 for hosting scalable LDAP directory and Kerberos authentication services; Samba 3 for providing login and home directory support for Windows clients; and the JBoss application server for running powerful J2EE applications.

iChat™ AV

The Company introduced the beta version of its iChat™ AV software application and the iSight™ digital video camera in June 2003. Together they enable high-quality audio and video conferences between two Macintosh systems over broadband connections. iChat AV also features audio conferences over dial-up connections to the Internet. iChat AV requires no set up or configuration beyond installing the software and plugging in a FireWire® video camera and microphone.

Soundtrack

The Company announced Soundtrack in July 2003. Soundtrack, which is expected to be available in August 2003, is a royalty-free music production tool previously available only with Final Cut Pro® 4. Soundtrack includes more than 4,000 royalty-free, professionally-recorded audio loops and sound effects, giving creative professionals such as video editors, DVD authors and web developers a powerful and easy-to-use tool to create high-quality music scores. Soundtrack also ships with over 30 professional, high-quality audio plug-ins. Plug-ins like Platinum Verb, SpectralGate, Multiband Compressor and AutoFilter, enable users to combine effects with individual tracks to create sophisticated audio. Furthermore, Soundtrack’s support for Mac® OS X’s Audio Units plug-in architecture allows users to further expand their capabilities with additional third-party audio effects developed through the Company’s open-standard plug-in format.

Final Cut Pro® 4

Final Cut Pro 4, a major upgrade to the Company’s professional editing software for film and video, was announced in April 2003 and released in June 2003. Final Cut Pro 4 software introduces RT Extreme for real-time compositing and effects, new interface customization tools, new high-quality 8- and 10-bit uncompressed formats, and full 32-bit floating point per channel video processing. Final Cut Pro 4 also includes three completely new integrated applications – Live Type for advanced titling, Soundtrack for music creation, and Compressor for full featured batch transcoding.

Safari™ 1.0

In June 2003, the Company introduced Safari™ 1.0, the Company’s new Mac OS® X compatible web browser that is capable of loading web pages rapidly. Safari uses the advanced interface technologies underlying Mac OS X and includes built-in Google search; SnapBack to instantly return to search results; a new way to name, organize and present bookmarks; tabbed browsing; and automatic “pop-up” ad blocking. The Company also released a software development kit that allows developers to embed the Safari HTML rendering engine directly into their applications.

DVD Studio Pro® 2

The Company announced DVD Studio Pro 2 in April 2003. It is a completely new DVD authoring product, rebuilt from the ground up with a new user interface, professionally designed and fully customizable templates, an innovative new menu editor, timeline-based track editing and a new software-based MPEG-2 encoder.

Shake® 3

Shake 3, an upgrade of the Company’s compositing and visual effects software, was announced in April 2003 and released in June 2003. Shake 3 includes new Mac® OS X only features such as the Shake Qmaster network render management software and unlimited network rendering licenses which allow visual effects artists to easily distribute rendering tasks across a cluster of Apple’s Xserve rack servers or desktop Power Mac G4 computers for enhanced performance and efficiency. Shake 3 also includes new visual effects features available to Mac OS X, Linux and IRIX customers including motion-tracking and real-time broadcast preview.

Final Cut® Express

Final Cut Express, introduced in January 2003, is a new product based on Apple’s award-winning Final Cut Pro software. Final Cut Express enables small business users, educators, students and advanced hobbyists to perform professional-quality digital video editing. Final Cut Express includes key features used by video editors such as the same interface and workflow as Final Cut Pro, powerful video editing tools, hundreds of special effects, and easy delivery of output to DVD, the Internet, or tape.

Keynote™

Keynote is the Company’s new presentation software introduced in January 2003 that gives users the ability to create high-quality presentations. Designed to be easy to use, Keynote includes professionally designed themes, advanced typography, professional-quality image resizing, animated charts and tables that can be created quickly, and cinematic-quality transitions.  Keynote imports and exports PowerPoint, QuickTime®, and PDF files to simplify the creation and sharing of presentations.

iLife™

Introduced in January 2003, iLife is the Company’s integrated suite of four digital lifestyle applications that features the Company’s iTunes®, iPhoto™, iMovie™, and iDVD™ software applications. These applications are integrated to allow users to easily access their digital music, photos and movies from within each application.

Business Outlook

For the fourth quarter of 2003, the Company expects a high single-digit percentage increase in net sales from the third quarter and a slight sequential increase in quarterly earnings. The Company expects fourth quarter gross margin to be approximately 100 basis points lower than the third quarter due to lower Mac OS sales and increased manufacturing costs associated with the production ramp-up of new Power Mac G5 systems. Fourth quarter reported operating expenses are expected to be approximately $420 million.  This excludes approximately $10 million of software development costs related to development of Mac OS X Panther that the Company anticipates capitalizing during the fourth quarter. The Company expects fourth quarter interest and other income, net to decline to approximately $10 million due to lower interest yields on the Company’s investment portfolio. The Company’s expects its effective tax rate to remain at 28% during the fourth quarter.

The foregoing statements concerning the Company’s fourth quarter 2003 anticipated net sales, gross margin, operating expenses, interest and other income, net, effective tax rate, earnings, capitalized software development costs, Mac OS sales, and production ramp expenses are forward-looking. The Company’s actual results could differ. The Company’s future operating results and financial condition are dependent upon general economic conditions, market conditions within the PC industry, and the Company’s ability to successfully develop, manufacture, and market technologically innovative products in order to meet the dynamic conditions within the highly competitive market for personal computers. Some of the potential risks and uncertainties that could affect the Company’s future operating results and financial condition are discussed throughout this Item 2, including the discussion under the heading below “Factors That May Affect Future Results and Financial Condition,” and in the 2002 Form 10-K.

Net Sales

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended			Nine Months Ended
	6/28/03	6/29/02	Change	6/28/03	6/29/02	Change

Net Sales by Operating Segment:
Americas net sales (a)	$831	$817	2%	$2,253	$2,256	0%
Europe net sales	297	275	8%	986	1,003	(2)%
Japan net sales	168	168	0%	527	578	(9)%
Retail net sales	145	63	130%	428	181	136%
Other segments net sales (a)	104	106	(2)%	298	281	6%
Total net sales	$1,545	$1,429	8%	$4,492	$4,299	4%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	452	478	(5)%	1,167	1,261	(7)%
Europe Macintosh unit sales	144	160	(10)%	526	586	(10)%
Japan Macintosh unit sales	85	98	(13)%	263	326	(19)%
Retail Macintosh unit sales	40	20	100%	128	58	121%
Other segments Macintosh unit sales (a)	50	52	(4)%	141	136	4%
Total Macintosh unit sales	771	808	(5)%	2,225	2,367	(6)%

Net Sales by Product:
Power Macintosh net sales (b)	$234	$285	(18)%	$819	$1,034	(21)%
PowerBook net sales	363	234	55%	951	689	38%
iMac net sales	301	424	(29)%	959	1,076	(11)%
iBook net sales	196	217	(10)%	563	641	(12)%
Total Macintosh net sales	1,094	1,160	(6)%	3,292	3,440	(4)%

Peripherals and other hardware (c)	285	148	93%	719	481	49%
Software (d)	90	64	41%	273	200	37%
Service and other sales	76	57	33%	208	178	17%
Total other net sales	451	269	68%	1,200	859	40%

Total net sales	$1,545	$1,429	8%	$4,492	$4,299	4%

Unit Sales by Product:
Power Macintosh unit sales	133	167	(20)%	447	590	(24)%
PowerBook unit sales	161	94	71%	428	299	43%
iMac unit sales	287	378	(24)%	841	983	(14)%
iBook unit sales	190	169	12%	509	495	3%
Total Macintosh unit sales	771	808	(5)%	2,225	2,367	(6)%

Net sales per Macintosh unit sold (e)	$1,419	$1,436	(1)%	$1,480	$1,453	2%

iPod unit sales	304	54	463%	603	241	150%
iPod net sales	$111	$22	405%	$224	$90	149%

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

(d)         Net sales of software include sales of Apple-branded operating system and application software and sales of third-party software.

(e)          Net sales per Macintosh unit sold are derived by dividing total Macintosh net sales by total Macintosh unit sales.

Net sales during the third quarter of 2003 increased 8% or $116 million from the same period in 2002, and increased 4% or $193 million for the first nine months of fiscal 2003 compared to the same period in 2002. Several factors have contributed favorably to net sales during both the third quarter and the first nine months of 2003 including:

•                  Net sales of peripherals and other hardware rose $137 million or 93% during the third quarter of 2003 compared to the same quarter in 2002 and rose $238 million or 49% for the first nine months of 2003. These increases are the result of significant year-over-year increases in quarterly and year-to-date iPod net sales experienced in all of the Company’s operating segments. iPod sales during the third quarter of 2003 were favorably affected by introduction of substantially redesigned new models during the quarter and by the Company’s introduction of its iTunes Music Store. Net sales of peripherals and other hardware during 2003 also reflect an overall increase in net sales of other computer accessories, the majority of which was experienced by the Company’s Americas, Europe, and Retail segments.

•                  Net sales of software rose $26 million or 41% during the third quarter of 2003 compared to the same quarter in 2002 and rose $73 million or 37% for the first nine months of 2003. These increases reflect higher net sales of Apple-branded application software, Mac OS X client and server software, and third-party software. Net sales of Apple-branded software during the first nine months of 2003 was favorably affected by several new software titles including Final Cut Express, iLife, Keynote, and titles acquired by the Company from Emagic during the fourth quarter of 2002. Growth in net sales of third-party software was particularly strong in the Retail segment for the third quarter and first nine months of 2003.

•                  Service and other net sales rose $19 million or 33% during the third quarter of 2003 compared to the same quarter in 2002 and rose $30 million or 17% for the first nine months of 2003. These increases are the result of significant year-over-year increases in quarterly and year-to-date net sales associated with AppleCare and related services and increases in net sales associated with Internet services. Increased net sales associated with AppleCare are primarily the result of higher attach rates on AppleCare protection plans over the last several years. Increased net sales associated with Internet services are due primarily to introduction of the iTunes Music Store during the third quarter of 2003 and increased net sales from the Company’s .Mac Internet service.

•                  The Retail segment’s net sales grew to $428 million during the first nine months of 2003 from $181 million during the same period in 2002, a 136% increase. The Retail segment’s 2003 third quarter net sales rose $82 million or 130% from the third quarter of 2002. While the Company’s customers in areas where the Retail segment has opened stores may elect to purchase from the Retail segment stores rather than the Company’s preexisting sales channels in the United States, the Company believes that a substantial portion of the Retail segment’s net sales is incremental to the Company’s total net sales. See additional comments below related to the Retail segment under the heading “Segment Operating Performance.”

•                  Although total Macintosh unit sales were down 6% during the first nine months of 2003 compared to the same period in 2002, unit sales of portable systems have been relatively strong. PowerBook unit sales were up 71% and 43% during the first three and nine months of 2003 versus the same periods in 2002, respectively.  iBook unit sales were up 12% and 3% during the first three and nine months of 2003 versus the same periods in 2002, respectively. Increased sales of portable systems reflect an overall trend in the industry towards portable systems. Portable systems represented a record high 46% of all Macintosh systems sold during the third quarter of 2003. Additionally, new PowerBook models introduced during the first six months of 2003, including two new form factors featuring 12-inch and 17-inch displays and the Company’s first portable product capable of burning DVDs, have been well received by customers.

Offsetting the favorable factors discussed above, the Company’s net sales during the third quarter and first nine months of 2003 were negatively impacted by three notable factors.

•                  Total unit sales of desktop systems fell 23% and 18% during the third quarter and first nine months of 2003 compared to the same periods in 2002. Unit sales of iMac systems were down 24% during the third quarter of 2003 versus the same quarter in 2002 and were down 15% for the first 9 months of 2003 compared to the same period in 2002. iMac sales have been negatively affected by the shift in sales away from desktop systems in favor of portables. Also, the current flat panel iMac form factor is in the seventh quarter of its life cycle.

•                  Unit sales of Power Macintosh systems fell 20% during the third quarter of 2003 and 24% during the first nine months of 2003 compared to the same periods in 2002. These declines in unit sales of Power Macintosh systems are consistent with the declining sales of Power Macintosh systems experienced by the Company during recent years. In part, declines in Power Mac sales reflect the shift in sales to portable models, particularly PowerBooks. Also, the Company continues to believe that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers and that many of these customers continue to delay upgrades of their Power Macintosh systems due to the Company’s ongoing transition to Mac OS X, customer perception of microprocessor clock speed on overall system performance, and in anticipation of the introduction of Power Mac G5 systems that were announced in June 2003 and are currently expected to begin shipping to customers during the fourth quarter of 2003. Additionally, some of the Company’s professional and creative customers may be delaying upgrades of their systems in anticipation of certain software vendors transitioning their professionally oriented Macintosh software applications, such as QuarkXPress, to run natively in Mac OS X. However, the Company did not experience the anticipated increase in Power Macintosh sales that it expected following the introduction of Adobe’s PhotoShop 7 for Mac OS X during 2002.

•                  The Company has experienced ongoing weakness in its U.S. education channel during the first nine months of 2003. Net sales in U.S. education during the first nine months of 2003 were down approximately 3% from the same period in 2002.  Further, although the Company was encouraged that unit sales in U.S. education grew 5% during the third quarter of 2003 compared to the same quarter in 2002, net sales for the quarter were slightly down on a year-over-year basis. Despite the year-over-year increase in unit sales for the third quarter of 2003 in the U.S. education channel, net sales declined primarily as a result of a shift in mix away from higher priced Power Mac and iMac systems towards lower priced eMac and iBook systems. The Company believes weakness in its U.S. education channel has been caused by multiple factors including funding pressures due to weak economic conditions, large budget deficits in many states, and due to increased competition. Although the Company did experience growth in quarterly unit sales during the third quarter of 2003 and has taken steps, and will continue to take steps, to address weakness in the U.S. education channel, it remains difficult to anticipate when and if this negative trend will reverse.

•                  The personal computer industry in general, and the Company specifically, continue to see relatively soft demand for their products. Sales of professional and consumer oriented Macintosh systems remain far below levels experienced in fiscal 2000 and earlier. Worsening global economic conditions over the past three years exacerbated by the economic and political uncertainties caused by terrorist activities and the associated international responses have clearly had a pronounced negative effect on the overall demand for the Company’s products in virtually all of its markets. Further, growth in the overall personal computer industry has slowed due to the high market penetration of personal computers and a lengthening of consumer, creative, and business personal computer upgrade cycles. In summary, the Company believes that expansion in the overall market for personal computers has slowed and that significant growth continues to await a combination of economic recovery and meaningful technological advancements.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company’s Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan.  The Retail segment currently operates Apple-owned retail stores in the United States. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment during the third quarter of 2003 increased  $14 million or 2% compared to the same quarter in 2002, and declined $3 million for the first nine months of 2003 compared to the same period in 2002. Both the quarterly and year-to-date results of the America’s segment are similar to the overall results of the Company as they reflect substantially lower unit sales and net sales of Power Macintosh systems and iMac systems partially offset by significant increases in unit sales and net sales of PowerBooks. The net sales of the Americas segment, and the Company in total, also reflect substantially higher sales of peripherals, software, and services during the third quarter and first nine months of 2003 versus the same periods in 2002. The Americas segment has been negatively affected by weakness in its U.S. education channel. As noted above, the Company was encouraged that unit sales in U.S. education grew 5% during the third quarter of 2003 compared to the same quarter in 2002. However, total net sales and unit sales in the U.S. education channel during the first nine months of 2003 were down 3% and 2%, respectively, compared to the same period in 2002. The Company believes the cause for this decline is that U.S. educational institutions appear to have reduced or postponed capital spending due to federal and state funding concerns and tax revenue shortfalls resulting from the weak economy and that competition in this market is increasing. Additionally, some of the decline during 2003 in net sales and unit sales of Macintosh systems in the Americas segment may be the result of the operation of the Company’s Retail segment whose net sales, all of which occur within the U.S., increased significantly during the nine months of 2003.

Europe

Net sales in Europe increased $22 million or 8% during the third quarter of 2003 as compared to the same quarter in 2002, and decreased $17 million or 2% during the first nine months of 2003 as compared to the same period in 2002.  Total Macintosh unit sales in Europe for the three and nine-month periods ended June 28, 2003, were both down 10%. Europe has experienced weakened demand for Power Macintosh and iMac systems in 2003 and strong demand for PowerBooks, peripherals, and software. Demand for PowerBooks was particularly strong in Europe during the third quarter of 2003.

Japan

Net sales in the Japan segment during the third quarter of 2003 were flat at $168 million as compared to the same quarter in 2002. However, net sales in Japan decreased $51 million or 9% during the first nine months of 2003 as compared to the same period in 2002, the weakest year-to-date performance in 2003 of any of the Company’s operating segments. Japan’s Macintosh unit sales have been particularly weak in 2003, declining 13% and 19% during the third quarter and first nine months of 2003, respectively, compared to the same periods in 2002. Japan’s Macintosh unit sales remain significantly below the segment’s historic levels due to current economic conditions that remain particularly negative in Japan. Further, while Japan has experienced substantial increases in net sales of both other hardware and software, these increases were somewhat less than those experienced by the Company’s other operating segments.

Retail

The Company opened three new retail stores during the third quarter of 2003, bringing the total number of open stores to 59 as of the end of the third quarter of 2003. This compares to 31 stores as of the end of the third quarter of 2002. The Retail segment’s net sales grew to $428 million during the first nine months of 2003 from $181 million during the same period in 2002, a 136% increase. Third quarter net sales in 2003 grew 130% from the same quarter in 2002 and rose $10 million or 7% from the second quarter of 2003. The Retail segment has contributed strongly to the increases in net sales of computer peripherals and software experienced by the Company during 2003. During the first nine months of 2003, approximately 44% of the Retail segment’s net sales came from the sale of Apple-branded and third-party peripherals and software. This compares to 27% for the Company as a whole.

As measured by the Company’s operating segment reporting, the Retail segment lost $6 million during the first nine months of 2003 compared to $18 million during the same period in 2002. This improvement is primarily attributable the segment’s year-over-year increase in net sales.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $198 million through the end of fiscal 2002, and totaled $60 million during the first nine months of 2003. As of June 28, 2003, the Retail segment had approximately 1,200 employees and had outstanding operating lease commitments associated with retail store space and related facilities of $304 million. The Company would incur substantial costs should it choose to terminate its Retail segment or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Investment in a new business model such as the Retail segment is inherently risky, particularly in light of the significant investment involved, the current economic climate, and the fixed nature of a substantial portion of the Retail segment’s operating expenses. Results for this segment are dependent upon a number of risks and uncertainties, some of which are discussed below under the heading “Factors That May Affect Future Results and Financial Condition.”

Gross Margin

Gross margin for the three and nine months ended June 28, 2003 and June 29, 2002 were as follows (in millions, except gross margin percentages):

	Three Months Ended		Nine Months Ended
	6/28/03	6/29/02	6/28/03	6/29/02

Net sales	$1,545	$1,429	$4,492	$4,299
Cost of sales	1,117	1,038	3,240	3,077
Gross margin	$428	$391	$1,252	$1,222
Gross margin percentage	27.7%	27.4%	27.9%	28.4%

Gross margin for the first nine months of 2003 was 27.9% compared to 28.4% for the same period in 2002. The year-over-year decline in gross margin during the first nine months of 2003 reflects relatively aggressive pricing beginning in late fiscal 2002 on several Macintosh models and lower sales of relatively higher margin Power Macintosh systems partially offset by a higher mix of higher margin portable products, peripherals, and software.

As noted above, the Company expects fourth quarter gross margin to be approximately 100 basis points lower than the third quarter due to lower sales of the Macintosh operating system and increased manufacturing costs associated with the production ramp-up of new Power Mac G5 systems. However, the Company’s gross margin and the gross margin of the personal computer industry are expected to remain under pressure during upcoming quarters in light of weak economic conditions, flat demand for personal computers in general, price competition in the PC industry, and potential increases in component pricing.

The foregoing statements regarding the Company’s expected gross margin during the fourth quarter of 2003, general demand for personal computers, anticipated industry component pricing, and future economic conditions are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled “Factors That May Affect Future Results and Financial Condition.” There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company’s product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company’s ability to effectively manage product quality and warranty costs and to stimulate demand for certain of its products. The Company’s operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company’s results of operations can be significantly affected in the short-term by fluctuations in exchange rates.

The Company orders components for its products and builds inventory in advance of product shipments. Because the Company’s markets are volatile and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and produce or order from third-parties excess or insufficient inventories of particular products or components. The Company’s operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company’s ability to manage its inventory levels and outstanding purchase commitments and to respond to short-term shifts in customer demand patterns.

Operating Expenses

Operating expenses for the three and nine months ended June 28, 2003 and June 29, 2002 were as follows (in millions, except for percentages):

	Three Months Ended		Nine Months Ended
	6/28/03	6/29/02	6/28/03	6/29/02

Research and development	$120	$106	$360	$330
Percentage of net sales	7.8%	7.4%	8.0%	7.7%
Selling, general, and administrative expenses	$299	$272	$898	$831
Percentage of net sales	19.4%	19.0%	20.0%	19.3%
Restructuring costs	$—	$—	$26	$24

Research and Development (R&D)

Expenditures for research and development increased 13% and 9% for the three and nine month periods ending in June of 2003 compared to the same periods in 2002. These increases were primarily the result of increased R&D headcount to support expanded R&D activities. The Company has continued to expand R&D even though its net sales and profitability are under pressure. The Company has historically relied upon innovation to remain competitive. The Company’s management believes that maintaining or increasing the pace of innovation and product development is the best way to respond to current economic and market conditions and will better position the Company for future growth when conditions improve.

Selling, General, and Administrative Expense (SG&A)

SG&A increased 10% and 8% during the third quarter of 2003 and for the first nine months of fiscal 2003, respectively, as compared to the same periods in 2002. Increased SG&A is primarily the result of increased selling expenses associated with the expanded operations of the Company’s Retail segment partially offset by a decline in discretionary spending on marketing and advertising and by savings resulting from the restructuring activities described below.

Restructuring Costs

During the second quarter of 2003, the Company’s management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million. The primary focus of actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company’s Americas and Europe operating segments and further reductions associated with PowerSchool-related activities in the Americas operating segment. The second quarter actions resulted in recognition of severance costs of $2.4 million for termination of 93 employees, 87 of who were terminated prior to the end of the third quarter of 2003 at a cost of $2.1 million. During the second quarter of 2003, an additional $400,000 was accrued for asset write-offs and lease payments on an abandoned facility in the Americas operating segment. Once fully implemented, the Company estimates these restructuring actions will reduce quarterly operating expenses by $1.5 million.

During the first quarter of 2003, the Company’s management approved and initiated restructuring actions with a total cost of $24 million that resulted in the termination of manufacturing operations at the Company-owned facility in Singapore, further reductions in headcount resulting from the shift in PowerSchool product strategy that took place at the end of fiscal 2002, and termination of various sales and marketing activities in the United States and Europe. These restructuring actions will ultimately result in the elimination of 260 positions worldwide, all but one of which were eliminated by the third quarter of 2003. Once fully implemented, the Company estimates these restructuring actions will reduce quarterly operating expenses by $6 million.

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

Other Income and Expense

Other income and expense for the three and nine month periods ended June 28, 2003 and June 29, 2002 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	6/28/03	6/29/02	6/28/03	6/29/02

Gains on non-current investments, net	$2	—	$2	$23

Interest income	$15	$29	$56	$92
Interest expense	(2)	(2)	(6)	(8)
Gain on sales of short term investments, net	3	2	21	5
Other income (expense), net	(1)	(3)	(4)	(2)

Interest and other income, net	15	26	67	87

Total interest and other income, net	$17	$26	$69	$110

Gains and Losses on Non-current Investments

During the third quarter of 2003, the Company sold 278,000 shares of ARM Holdings plc (ARM) stock for net proceeds of approximately $295,000, and a gain before taxes of $270,000.  During the third quarter of 2003, the Company also sold 3,960,000 shares of EarthLink, Inc. (EarthLink) stock for net proceeds of approximately $23 million, and a gain before taxes of $2 million. During the first quarter of 2003, the Company sold 2,580,000 shares of EarthLink stock for net proceeds of approximately $13.7 million, an amount that approximated the Company’s carrying value of the shares sold.

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

Interest and Other Income, Net

Total interest and other income, net decreased $9 million or 35% to $17 million during the third quarter of 2003 compared to the same quarter in 2002 and decreased $41 million or 37% for the first nine months of 2003 from the same period in 2002. These decreases are attributable primarily to declining investment yields on the Company’s cash and short-term investments resulting from lower market interest rates and the closing out of longer-term investments in favor of investments with shorter maturities. Declines in investment yields were partially offset by gains on the sale of short-term investments. The Company occasionally sells short-term investments prior to their stated maturities. The sale of short-term investments during the first nine months of 2003 was intended to shorten the average maturity of the Company’s investment portfolio based on management’s belief that interest rates are at or near their bottom. As a result of such sales, the Company recognized net gains of $3 million during the third quarter of 2003 and $2 million during the third quarter of 2002. Such gains were $21 million and $5 million during the first nine months of fiscal 2003 and 2002, respectively.

Interest expense consists primarily of interest on the Company’s $300 million aggregate principal amount unsecured notes partially offset by amortization of deferred gains realized in 2002 and 2001 that resulted from the closure of swap positions associated with the unsecured notes. The unsecured notes, which mature in February of 2004, were sold at 99.925% of par for an effective yield to maturity of 6.51%. Total deferred gain resulting from the closure of debt swaps of approximately $23 million, $7 million of which remained unamortized as of June 28, 2003, is being amortized over the remaining life of the unsecured notes at a rate of approximately $2.8 million per quarter.

As noted above, the Company currently expects interest and other income, net to decline significantly during the fourth quarter of 2003 to approximately $10 million as the impact of declining interest rates and the repositioning of the Company’s cash portfolio to shorter-term maturities impact earnings on the Company’s investment portfolio. The foregoing statements are forward-looking. Interest and other income, net, in the fourth quarter of 2003 could differ from expected levels because of several factors, including certain of those set forth below in the subsection entitled

“Factors That May Affect Future Results and Financial Condition.” Additionally, actual future interest and other income, net could be significantly impacted by unforeseen changes in market interest rates and foreign currency exchange rates, by sales of short-term investments, and by future changes in the fair value of the Company’s short-term and long-term investments.

Provision for Income Taxes

The Company’s effective tax rate for the three and nine-month periods ended June 28, 2003 was approximately 28%. The Company’s 2003 effective rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings will be indefinitely reinvested outside the U.S. and due to the research and development credit.

As noted above, the Company currently believes that its effective tax rate for the remainder of fiscal 2003 will be approximately 28%. The foregoing statement is forward-looking. The Company’s future tax rate could differ because of several factors, including those set forth below in the subsection entitled “Factors That May Affect Future Results and Financial Condition.” The Company’s actual future tax rate may be impacted by the amount and jurisdiction of foreign profits or any changes to applicable tax laws and regulations.

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

Recent Accounting Pronouncements

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The Company expects to adopt the provisions of SFAS No. 150 on June 29, 2003. Adoption of SFAS No. 150 is expected to result in a favorable cumulative effect type adjustment of approximately $3 million, all of which is related to a forward repurchase agreement that requires the Company to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million. Any fluctuation in the fair value of this forward repurchase agreement that occurs prior to its maturity in September 2003 will be reflected in other income and expense.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applied immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. While it will continue to evaluate the requirements of FIN 46, the Company does not currently believe adoption will have a material impact on its results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee.  In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has adopted the disclosure requirements for its financial statements included in this Form 10-Q.  The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or to indemnification provisions in the Company’s software license arrangements.  However, the accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application.  These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on the Company’s future financial results.  Therefore, although the Company currently does not believe these provisions will have a material effect on its operating results or financial position, it will continue to evaluate the impact of FIN 45.  Currently, the only significant guarantees issued by the Company to third parties within the scope of FIN 45 are formal product warranty arrangements the Company has with its customers and indemnification provisions that exist in certain of the Company’s software license agreements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. While the Company will continue to evaluate the requirements of EITF Issue No. 00-21, management does not currently believe adoption of the standard as written will have a significant impact on its accounting for multiple element arrangements. However, the EITF has recently indicated it is considering clarifying/changing how the scope provisions of EITF 00-21 and SOP No. 97-2, Software Revenue Recognition are to be applied in determining which standard applies to multiple element transactions involving both software and non-software components. The Company applies the requirements of SOP No. 97-2 when accounting for such multiple element transactions. The Company will assess the impact, if any, of changes to the scope provisions of either standard when and if such changes occur.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ending on the dates indicated (dollars in millions):

	As of 6/28/03	As of 9/28/02

Cash, cash equivalents, and short-term investments	$4,545	$4,337
Accounts receivable, net	$568	$565
Inventory	$38	$45
Working capital	$3,521	$3,730
Days sales in accounts receivable (a)	33	36
Days of supply in inventory (b)	3	4
Days payables outstanding (c)	72	77
Operating cash flow (quarterly)	$8	$82

(a)          DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)         Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)          DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of June 28, 2003, the Company had $4.545 billion in cash, cash equivalents, and short-term investments, an increase of $208 million over the same balances at the end of fiscal 2002. The principal components of this increase were cash generated by operating activities of $216 million, proceeds of $36 million from the sales of non-current investments, and proceeds of $31 million from the issuance of common stock, partially offset by capital expenditures of $106 million.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Lease Commitments

As of September 28, 2002, the Company had total outstanding commitments on noncancelable operating leases of $464 million, $209 million of which related to the lease of retail space and related facilities. Remaining terms on the Company’s existing operating leases range from 1 to 12 years. Total outstanding commitments on noncancelable operating leases related to the lease of retail space and related facilities rose to $304 million as of June 28, 2003.

Debt

The Company currently has debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes that was originally issued in 1994. The notes, which pay interest semiannually, were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes, along with approximately $7 million of unamortized deferred gains on closed interest rate swaps, are due in February of 2004 and therefore have been classified as current debt as of June 28, 2003. The Company currently anticipates utilizing its existing cash balances to settle these notes when due.

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

Capital Expenditures

The Company’s total capital expenditures were $106 million during the first nine months of fiscal 2003, $60 million of which were for retail store facilities and equipment related to the Company’s Retail segment and $46 million of which were for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $160 million for capital expenditures during 2003, approximately $85 million of which is expected to be utilized for further expansion of the Company’s Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

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

Non-Current Debt and Equity Investments

The Company has held significant investments in ARM, Akamai, and EarthLink. These investments have been reflected in the consolidated balance sheets as non-current debt and equity investments and categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income. With the exception of approximately 2.9 million shares of Akamai common stock, all such investments have been sold prior to June 28, 2003. The fair value of the Company’s remaining investment in Akamai as of June 28, 2003, was approximately $14 million. The Company believes it is likely there will continue to be significant fluctuations in the fair value of this investment in the future.

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

The SARS outbreak has so far had only a minor effect on the Company. The Company temporarily restricted nonessential employee travel to various areas impacted by the illness during parts of the second and third quarters of fiscal 2003 and formed an internal management committee to closely monitor the situation. The Company experienced weakness in net sales in specific areas affected by the illness and experienced some increase in freight costs as airlines reduced service to certain areas. To date, these conditions have not had a material adverse impact on the Company’s financial results or general operations. However, should the illness recur, spread to new regions in Asia or elsewhere, or intensify in areas already affected, the Company’s operating results could be adversely impacted.

The Company and some of its manufacturing vendors and component suppliers have significant operations in various locations throughout Asia, including locations in mainland China, the Hong Kong Special Administrative Region, and Singapore, all of which have been subject to World Health Organization and Centers for Disease Control and Prevention SARS travel advisories at times during the second and third quarters of fiscal 2003. Similar travel advisories were issued for Taiwan, where substantially all of the Company’s portable Macintosh systems and the iPod are assembled. Should the illness spread further or should it intensify in regions already affected, circumstances could arise that would negatively impact the Company including the need for more stringent employee travel restrictions, additional limitations in the availability of freight services within Asia and between Asia and other regions, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers.

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

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies and enhance existing products in order to remain competitive. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company’s ability to manage the risks associated with product transitions, the availability of application software for new products, the effective management of inventory levels in line with anticipated product demand, the availability of products in appropriate quantities to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the effect that new products will have on its sales or results of operations. This includes the Company’s planned introduction of Mac OS X version 10.3 “Panther” and introduction of Power Mac G5 systems planned for the second half of calendar 2003.

During 2001, the Company introduced a new client operating system, Mac OS X, and delivered its first major upgrade, Mac OS X version 10.1. During 2002, the Company delivered another major upgrade, Mac OS X Jaguar. As previously noted, the Company also plans to introduce another major upgrade during the second half of calendar 2003. Inability of the Company to improve the performance and functionality of Mac OS X, advance customer acceptance of the new operating system and its upgrades, or obtain the continued commitment of software developers to transition existing applications to run on Mac OS X or create new applications to run on Mac OS X, may have an adverse impact on the Company’s operating results and financial condition.

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

Final assembly of products sold by the Company is conducted in the Company’s manufacturing facilities in Sacramento, California, and Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the People’s Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company’s products and final assembly of substantially all of the Company’s portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in Taiwan. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, medical, political, or military conditions or events, the Company’s results of operations and financial condition could be adversely affected.

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

Through June 2003, the Company has opened 59 retail stores in the United States and anticipates opening more stores during the remainder of calendar 2003. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 14 years. The Company could incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of depreciation on store construction costs and lease expense. As a result, should the Retail segment experience a decline in sales for any reason, significant losses would result.

Certain of the Company’s stores have been designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened three such stores and has others under development. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 14 years with total commitments per location over the lease terms ranging from $25 million to $50 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company’s results of operations and financial condition.

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

Unit sales of Power Macintosh systems fell 18% during 2002 as compared to 2001 and fell 35% in 2001 from 2000. Power Macintosh unit sales have fallen as a percentage of total Macintosh unit sales from 38% in 1999 to 25% in 2002 and 20% during the first nine months of fiscal 2003. The Company believes that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers who are the primary users of such systems. The Company also believes that many of these customers continue to delay upgrades of their Power Macintosh systems due to the Company’s ongoing transition to Mac OS X and in anticipation of certain software vendors transitioning their professionally oriented Macintosh software applications to run natively in Mac OS X. Also, it is likely that many of the Company’s current and potential customers, particularly professional and creative customers who are most likely to utilize the Company’s Power Macintosh systems, believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by Windows-based systems and translates to slower overall system performance. In addition to the negative impact on net sales, declining sales of Power Macintosh systems also have a negative effect on the Company’s overall gross margin because Power Macintosh systems generally have higher individual gross margins than the Company’s other Macintosh systems. Continued deterioration in Power Macintosh unit sales will adversely affect the Company’s future net sales and gross margin. If future unit sales of Power Macintosh systems fail to partially or fully recover, it will be difficult for the Company to improve its overall profitability. While the Company has announced plans to introduce faster Power Macintosh systems utilizing 64-bit PowerPC G5 processors, there can be no assurance that introduction of such systems will favorably impact net sales either in the short or long term.

The Company faces increasing competition in the U.S. education market.

Sales in the United States to both elementary and secondary schools, as well as for college and university customers, remain a core market for Apple. Net sales in these markets fell to 21% of the Company’s total net sales in 2002 from 26% in 2001. The drop in 2002 reflects declines in both net sales and Macintosh unit sales in these markets of 15% and 14%, respectively, in fiscal 2002 compared to 2001. Additionally, the Company experienced a 3% decline in net sales in its U.S. education channel during the first nine months of 2003 as compared to the same period in 2002. Industry data shows that the Company lost market share in the U.S. education market in both fiscal 2002 and 2001. While the Company experienced unit sales growth of 5% in its U.S. education channel during the third quarter of 2003 compared to the same period in 2002, which may indicate the Company has regained some market share during the quarter, total unit sales in U.S. education did decline by 2% during the first nine months of 2003 compared to the same period in 2002. Several competitors of the Company have either targeted or announced their intention to target the education market for personal computers. Although the Company has taken certain steps to strengthen its position in the education market, there can be no assurance that the Company will be able to increase its share of the education market or maintain its existing share of that market. Failure to increase or maintain market share in the education market may have an adverse impact on the Company’s operating results and financial condition.

The Company’s future operating performance is dependent on the performance of distributors and other resellers of the Company’s products.

The Company distributes its products through a variety of resellers including wholesalers, national and regional retailers and cataloguers, many of who distribute products from competing manufacturers. In addition, the Company also sells many of its products and resells certain third-party products in most of its major markets directly to end-users, certain education customers, and certain resellers through its online stores around the world. The Company also sells its own products and certain third-party products through its retail stores in the United States. Many of the Company’s significant resellers operate on narrow product margins and have been negatively affected by current economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company’s distribution and retail channel partners. The Company’s business and financial results could be adversely affected if the financial condition of these resellers weakened, if resellers within consumer channels were to cease distribution of the Company’s products, or if uncertainty regarding demand for the Company’s products caused resellers to reduce their ordering and marketing of the Company’s products.

Over the past several years, an increasing proportion of the Company’s net sales have been made by the Company directly to end-users through its online stores around the world and through its retail stores in the United States. The Company’s resellers may perceive this expansion of the Company’s direct sales as conflicting with their own business and economic interests as distributors and resellers of the Company’s products. Perception of such a conflict could discourage the Company’s resellers from investing additional resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of the Company’s products. The Company’s business and financial results could be adversely affected if expansion of its direct sales to end-users causes some or all of its resellers to cease or limit distribution of the Company’s products.

The Company’s business is subject to the risks of international operations.

A large portion of the Company’s revenue is derived from its international operations. As a result, the Company’s operating results and financial condition could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased. The Company’s primary exposure to movements in foreign currency exchange rates relates to non-dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia and non-dollar denominated operating expenses incurred throughout the world. Weaknesses in foreign currencies, particularly the Japanese Yen and the Euro, can adversely impact consumer demand for the Company’s products and the U.S. dollar value of the Company’s foreign currency denominated sales. Conversely, strengthening in these and other foreign currencies can increase the cost to the Company of product components, negatively affecting the Company’s results of operations.

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

The Company believes that decisions by customers to purchase the Company’s personal computers, as opposed to Windows-based systems or other devices, are often based on the availability of third-party software for particular applications such as Microsoft Office. The Company also believes the availability of third-party application software for the Company’s hardware products depends in part on third-party developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the Company’s financial losses in prior years and the minority market share held by the Company in the personal computer market, as well as the Company’s decision to end its Mac OS licensing program, have caused software developers to question the Company’s prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. Moreover, there can be no assurance software developers will continue to develop software for Mac OS X, the Company’s new operating system, on a timely basis or at all.

In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers to develop, maintain, and upgrade similar or competitive software for the Company’s products. The Company currently markets and sells a variety of software applications for use by professionals, consumers, and education customers that could influence the decision of third-party software developers to develop or upgrade Macintosh-compatible software products. Software applications currently marketed by the Company include software for professional film and video editing, professional compositing and visual effects for large format film and video productions, professional music production and music post production, professional and consumer DVD encoding and authoring, consumer digital video and digital photo editing and management, digital music management, desktop-based database management, and high-quality presentations, The Company also markets an integrated productivity application that incorporates word processing, page layout, image manipulation, spreadsheets, databases, and presentations in a single application.

In August 1997, the Company and Microsoft Corporation entered into patent cross license and technology agreements. In addition, for a period of five years through August 2002, and subject to certain limitations related to the number of Macintosh computers sold by the Company, Microsoft was required to make versions of its Microsoft Office and Internet Explorer products for the Mac OS. Although Microsoft has released Microsoft Office and Internet Explorer for Mac OS X, Microsoft is not obligated to produce future versions of its products subsequent to August 2002. While the Company believes its relationship with Microsoft has been and will continue to be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Company does compete directly with Microsoft in a number of key areas. Accordingly, Microsoft’s interest in producing application software for the Mac OS following expiration of the agreements may be influenced by Microsoft’s perception of its interests as the vendor of the Windows operating system. Discontinuance of Microsoft Office and other Microsoft products for the Macintosh platform would have an adverse effect on the Company’s net sales and results of operations. In June of 2003, Microsoft stated that it would no longer develop new versions of Internet Explorer for the Mac OS. Microsoft’s decision to discontinue development of Internet Explorer for Mac OS X appears to have been influenced in part by the Company’s introduction during 2003 of its own web browser, Safari. It is unclear what impact, if any, Microsoft’s decision to cease further development of Internet Explorer for Mac OS X will have on the Company. However, if customers chose not to purchase the Company’s products because Internet Explorer is not available on the Macintosh platform or should websites fail to provide support for web browsers other than Internet Explorer, the Company’s net sales and results of operations could be materially adversely affected.

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

The Company distributes its products through third-party computer resellers and retailers and directly to certain educational institutions and commercial customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company also has non-trade receivables from certain of its manufacturing vendors resulting from the sale by the Company of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. While the Company has procedures in place to monitor and limit exposure to credit risk on its trade and non-trade receivables, there can be no assurance that such procedures will be effective in limiting its credit risk and avoiding losses. Additionally, if the global economy and regional economies fail to improve or continue to deteriorate, it becomes more likely that the Company will incur a material loss or losses as a result of the weakening financial condition of one or more of its customers or manufacturing vendors.

The market value of the Company’s non-current debt and equity investments is subject to significant volatility.

The Company has held minority investments in several public companies. As of June 28, 2003, the Company continued to hold an investment in Akamai Technologies, Inc. with a fair market value of approximately $14 million. Akamai Technologies, Inc. is a publicly traded company whose share price is subject to significant volatility. The Company has categorized its investment in Akamai as available-for-sale requiring it be carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income. The Company recognizes an impairment charge to earnings when it is judged an investment has experienced a decline in value that is other-than-temporary. The Company has recognized material impairment charges related to its non-current debt and equity investments twice in the last two fiscal years.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and long-term debt obligations and related derivative financial instruments. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of June 28, 2003, $338 million of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years. As of September 28, 2002, $1.087 billion of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years. The remainder of such short-term investments had underlying maturities of between 3 and 12 months. Due to liquidity needs, or in anticipation of credit deterioration, or for the purpose of duration management of the Company’s investment portfolio, the Company may sell investments prior to their stated maturities.  As a result of such activity, the Company recognized net gains of $3 million and $21 million during the three and nine month periods ended June 28, 2003, respectively.

The Company sometimes enters into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company’s floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its long-term debt, and/or to diversify a portion of the Company’s exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program.  The Company entered into no interest rate asset swaps during 2002 or for the first nine months of 2003 and had no open interest rate asset swaps at June 28, 2003.

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

Pitney Bowes Inc. v. Apple Computer, Inc.

Plaintiff Pitney Bowes filed this patent infringement action on June 18, 2001 alleging patent infringement relating to laser printer technology. Plaintiff filed similar lawsuits against other companies. Plaintiff sought unspecified damages and other relief.  The Company answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company settled this matter during the second quarter of 2003 for an amount that did not have a material adverse effect on its financial condition, liquidity or results of operations.

Hawaii Structural Iron Workers and Pension Trust Fund v. Apple Computer, Inc. and Steven P. Jobs; Young v. Apple Computer, Inc. et al; Hsu v. Apple Computer Inc. et al

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company’s publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company’s motion to dismiss for failure to state a cause of action, with leave to plaintiffs to amend their complaint. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. A hearing on the Company’s motion was held on July 11, 2003, and the Court has yet to issue a ruling on the matter.

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

 Item 6. Exhibits and Reports on Form 8-K

(a)                                  Index to Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference		Filed herewith
		Form	Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88

3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00

3.3	By-Laws of the Company, as amended through March 19, 2003.	10-Q	5/13/03

4.2	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York.	10-Q	4/01/94

4.3	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.	10-Q	4/01/94

4.5	Form of the Company’s 6 1/2% Notes due 2004.	10-Q	4/01/94

4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.	S-3	8/28/96

4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97

10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91

10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92

10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97

10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97

10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 24, 2003.	S-8	6/24/03

10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97

10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97

10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98

10.A.51	2003 Employee Stock Option Plan, as amended through April 24, 2003.			✓

10.A.52	Reimbursement Agreement.	10-Q	6/29/02

10.A.53	Option Cancellation and Restricted Stock Award Agreement.			✓

10.B.8	Participation in the Customer Design Center by the Registrant dated as of September 30, 1991 between IBM and the Registrant.	8-K	10/91

10.B.9	Agreement for Purchase of IBM Products (Original Equipment Manufacturer) dated as of September 30, 1991 between IBM and the Registrant.	8-K	10/91

10.B.12	Microprocessor Requirements Agreement dated January 31, 1992 between the Registrant and Motorola, Inc.	10-K	9/25/92

10.B.16	Fountain Manufacturing Agreement dated May 31, 1996 between Registrant and SCI Systems, Inc.	10-Q	8/12/96

99.1	Certificate of Apple Computer, Inc. Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			✓

(b)          Reports on Form 8-K

The Company filed a current report on Form 8-K on July 16, 2003, to reference and furnish as exhibits a press release and data sheet issued to the public by the Company on July 16, 2003.

The Company filed a current report on Form 8-K on April 18, 2003, to reference and furnish as exhibits a press release and data sheet issued to the public by the Company on April 16, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE COMPUTER, INC.
(Registrant)

By:	/s/ Fred D. Anderson

Fred D. Anderson Executive Vice President and Chief Financial Officer August 12, 2003

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

August 12, 2003
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

August 12, 2003
	By:	/s/ Fred D. Anderson
Fred D. Anderson Executive Vice President and Chief Financial Officer