Form 10-K
period 2003-09-27
APPLE COMPUTER INC
filed 2003-12-19
CIK 320193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2003

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
Common Stock, no par value
(Titles of classes)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 29, 2003, was approximately $4,479,669,616 based upon the closing price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

367,734,960 shares of Common Stock Issued and Outstanding as of December 5, 2003

PART I

The Business section and other parts of this Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" under Part II, Item 7 of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Item 1. Business

Company Background

Apple Computer, Inc. ("Apple" or the "Company") was incorporated under the laws of the State of California on January 3, 1977. The Company designs, manufactures and markets personal computers and related software, peripherals and personal computing and communicating solutions. The Company's products include the Macintosh® line of desktop and notebook computers, the Mac OS® X operating system, the iPod™ digital music player, and a portfolio of software and peripheral products for education, creative, consumer and business customers. The Company sells its products through its online stores, direct sales force, third-party wholesalers and resellers, and its own retail stores. The Company's fiscal year ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company's fiscal calendar.

Business Strategy

Digital Hub

Apple is committed to bringing the best possible personal computing experience to students, educators, creative professionals, businesses and consumers around the world through its innovative hardware, software, peripherals and Internet offerings, including .Mac™ and the iTunes® Music Store™. The Company believes that personal computing has entered a new era in which the personal computer functions for both professionals and consumers as the digital hub for advanced new digital devices such as the Company's iPod digital music players, personal digital assistants, cellular phones, digital still and movie cameras, CD and DVD players, and other electronic devices. The attributes of the personal computer, including its ability to run complex applications, possess a high quality user interface, contain large and relatively inexpensive storage, and easily connect to the Internet in multiple ways and at varying speeds, can individually add value to these devices and interconnect them as well. Apple is the only company in the personal computer industry that designs and manufactures the entire personal computer—from the hardware and operating system to sophisticated applications. Apple provides innovative industrial design, intuitive ease-of-use, and built-in networking, graphics, and multimedia capabilities. Thus, the Company is uniquely positioned to offer digital hub products and solutions.

Apple develops products and technologies that adhere to many industry standards in order to provide an optimized user experience through interoperability with peripherals and devices from other companies. Apple has played a role in the development, enhancement, promotion, and/or use of numerous of these industry standards, many of which are discussed below.

Retail

Since inception of its retail initiative in 2001, the Company has opened 65 retail stores in the United States through fiscal year 2003 and during the first quarter of 2004 opened 9 additional stores, including its first international store in the Ginza in Tokyo, Japan. The Company has located its stores at high traffic locations in quality shopping malls and urban shopping districts. In addition to its own hardware, software and peripheral products, the Company's stores carry a variety of third-party hardware and software products.

One of the main goals of the retail initiative is to bring new customers to the Company and expand its installed base through sales to both first time personal computer buyers and those switching to the Macintosh platform from competing operating system platforms. By operating its own stores, the Company is able to better control the customer retail experience. The stores are designed to simplify and enhance the presentation and marketing of personal computing products. To that end, retail store configurations have expanded to various sizes in order to accommodate market demands. The stores employ experienced and knowledgeable personnel, provide post-sale advice and support, offer a wide selection of third-party products selected to complement the Company's own products, host training and marketing presentations, and provide certain hardware support services. Additionally, the stores provide a forum in which the Company is able to present entire computing solutions to users in areas such as digital photography, digital video, music, children's software, and home and small business computing.

Education

For more than 25 years, the Company has focused on the use of technology in education. The Company believes that effective integration of technology into classroom instruction can result in higher levels of student achievement, especially when used to support collaboration, information access, and the expression and representation of student thought and ideas. The Company provides a range of products and services designed to help schools maximize their investments in technology. This is manifested in many of the Company's products and services, including hardware products like the eMac™ and the iBook® that are designed to meet the needs of education customers, video editing solutions, wireless networking capabilities, student information systems, one-to-one learning solutions, and high-quality curriculum and professional development solutions.

Creative Professionals

Creative professionals constitute one of the Company's most important markets for both hardware and software products. This market is also important to many third-party developers who provide Macintosh compatible hardware and software solutions. Creative customers utilize the Company's products for a variety of creative activities including digital video and film production and editing; digital video and film special effects, compositing, and titling; digital still photography; graphic design, publishing, and print production; music performance and production; audio production and sound design; and web design, development, and administration.

The Company designs its high-end hardware solutions, including servers and desktop and portable Macintosh systems, to incorporate the power, expandability, and features desired by creative professionals. Additionally, the Company's operating system, Mac OS X, incorporates powerful graphics and audio technologies and features developer tools to optimize system and application performance when running powerful creative solutions provided by the Company or by third-party developers. The Company also offers various software solutions to meet the needs of its creative customers, many of which are described below.

Business Organization

The Company manages its business primarily on a geographic basis. The Company's reportable operating segments are the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company's Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan, except for the activities of the Company's Retail segment. The Retail segment currently operates Apple-owned retail stores in the United States and in the first quarter of fiscal 2004, opened its first international store in Tokyo, Japan. Other operating segments include Asia-Pacific, which includes Australia and Asia except for

Japan, and the Company's subsidiary, FileMaker, Inc. Each reportable operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Part II, Item 7 of this Form 10-K under the heading "Segment Operating Performance," and in Part II, Item 8 on this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data."

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

Power Mac®

The Power Mac line of desktop personal computers is targeted at business and professional users and is designed to meet the speed, expansion and networking needs of the most demanding Macintosh user. Powered by the PowerPC G5 processor, designed by IBM and Apple, and featuring up to a 1 GHz front-side bus and the ability to address up to 8GB of memory, the current Power Mac G5 utilizes 64-bit processing technology for advanced 64-bit computation, while running existing 32-bit applications natively. The PowerPC G5 processor architecture is based on a completely new execution core that features massively parallel computation, full symmetric multi-processing, two double precision floating point units and an optimized Velocity Engine™. Power Mac G5 systems, encased in a professional aluminum enclosure with computer controlled cooling for quiet operation, also include on all models SuperDrive CD-RW/DVD-R drives, digital audio and PCI-X expansion, and advanced input and output technologies including Gigabit Ethernet, FireWire® and USB ports. The system also supports 54 Mbps AirPort Extreme® wireless networking and is Bluetooth ready for wireless connections to a host of Bluetooth-enabled peripherals. Prior to the availability of the Power Mac G5 in August 2003, the Company's Power Mac line during most of fiscal 2003 featured PowerPC G4 processors in all models. The Company continues to offer a Power Macintosh G4 system with a single or dual 1.25 Ghz processor configuration.

Xserve® and Xserve RAID Storage System

Xserve, the Company's first ever rack-mount server product, was designed for simple setup and remote management of intensive input/output (I/O) applications such as digital video, high-resolution digital imagery, and large databases. In February 2003, the Company upgraded its Xserve 1U rack servers with more powerful processors, more storage capacity, and a FireWire 800 interface. At the same time, the Company introduced the Xserve RAID Storage System, a rack storage system that holds up to 14 hot-swapable drive modules capable of holding up to 3.5 terabytes of data. Xserve RAID architecture combines affordable, high-capacity ATA/100 drive technology with a Fibre Channel interface for reliable and fast data access. Xserve RAID provides RAID level 5 throughput that supports affordable real-time high definition (HD) 1080i video editing.

PowerBook®

The PowerBook family of portable computers is designed to meet the mobile computing needs of professionals and advanced consumer users. The 17-inch PowerBook G4 features a 17-inch wide-format active-matrix display, is encased in a durable aluminum alloy enclosure, is 1-inch thick, and weighs as little as 6.9 pounds. The 17-inch PowerBook G4 also features built-in support for AirPort Extreme 54 Mbps 802.11g wireless networking, new high-speed FireWire 800, a backlit keyboard with ambient light sensors, and built-in Bluetooth for wireless connection to cell phones and other Bluetooth equipped peripherals. The 12-inch PowerBook G4 features a 12-inch, active-matrix display housed in a lightweight, durable aluminum alloy enclosure weighing approximately 4.6 pounds. The 12-inch PowerBook G4 features a high-speed PowerPC G4 processor, NVIDIA graphics, built-in Bluetooth wireless networking, and battery life of up to five hours on a single charge. In September 2003, the Company introduced a new 15-inch PowerBook G4, which features a 15.2-inch widescreen display, and is encased in a sleek aluminum design weighing as little as 5.6 pounds. This product line addition complements the Company's other two PowerBook models, the 12-inch and 17-inch PowerBook G4s that were introduced in January 2003 and updated in September 2003.

iMac®

The iMac line of desktop computers is targeted to education and consumer markets. The Company's iMac product line features an innovative industrial design that incorporates an adjustable 15-inch or 17-inch thin film transistor (TFT) active-matrix flat panel display and an ultra-compact base. In November 2003, a new 20-inch iMac model was released. All models utilize PowerPC G4 processors, fast 333 MHz DDR memory, NVIDIA graphics, two FireWire 400 and three high-speed USB 2.0 ports. The iMac also offers the latest in wireless communications with support for 54 Mbps AirPort Extreme and Bluetooth wireless connectivity.

eMac™

The eMac, which is targeted primarily at the Company's education and consumer customers, features a PowerPC G4 processor, a high resolution 17-inch flat cathode ray tube (CRT) display, a SuperDrive option, and preserves the all-in-one compact design of the original iMac favored by many of the Company's education and consumer customers.

iBook®

The iBook is designed to meet the portable computing needs of education and consumer users. The current iBooks, upgraded in October 2003, feature PowerPC G4 processors and either a 12-inch or 14-inch display. These systems offer advanced connectivity with AirPort Extreme and Bluetooth, and certain models include 256 MB of DDR memory and slot-load Combo drives for burning CDs and watching DVDs. Each iBook is outfitted with a sleek polycarbonate plastic enclosure and weighs as little as 4.9 pounds.

Peripheral Products

The Company sells certain associated Apple-branded computer hardware peripherals, including iPod™ digital music players, iSight™ digital video cameras, and a range of high quality flat panel TFT active-matrix digital color displays. The Company also sells a variety of third-party Macintosh compatible hardware products directly to end users through both its retail and online stores, including computer printers and printing supplies, storage devices, computer memory, digital video and still cameras, personal digital assistants, and various other computing products and supplies.

iPod™

The Company's newest iPod portable music player, compatible with both the Macintosh and Windows platforms, is smaller and lighter than previous versions and is available in three models with storage capacity of either 10GB, 20GB, or 40GB; the latter holding up to 10,000 songs. In addition to MP3, iPod now supports the Advanced Audio Coding (AAC) audio format. The new iPod models also feature solid-state interfaces and the 20GB and 40GB models include the iPod Dock, which facilitates fast and easy connection to a computer or stereo. The iPod's functionality extends well beyond playing music. Other key capabilities include data storage, calendar and contact information utility, and a selection of games. With the addition of third-party iPod peripherals, the capabilities of certain iPods can be enhanced to include voice recording and photo downloading from certain digital cameras. Along with the iPod, the Company has developed a seamless end-to-end music solution with the Company's iTunes® digital music management software and the iTunes Music Store, a service that consumers may use to purchase music over the Internet. Further discussion on these related music offerings may be found below under the headings "Software Products and Computer Technologies" and "Internet Software, Integration, and Services."

iSight™

The Company introduced the iSight digital video camera and the beta version of its iChat™ AV software application in June 2003. Together they enable high-quality audio and videoconferences between two Macintosh systems over broadband connections. iSight is a small, portable aluminum alloy camera with all audio, video and power provided by a single FireWire cable. iSight features a custom designed lens with auto-focus and a high-end CCD sensor to provide high-resolution images and full-motion video at up to 30 frames per second. iSight includes an integrated microphone that suppresses ambient noise for clear digital audio. With its on-board processor, iSight automatically adjusts color, white balance, sharpness and contrast to provide high-quality images with accurate color reproduction in most lighting conditions. iSight is designed to be center-mounted on the top of a computer screen and uses its integrated tilt and rotate mechanism to easily position the camera for natural, face-to-face video conferencing.

Displays

The Company's all-digital, active-matrix LCD flat panel displays, including the 23-inch Cinema HD Display®, 20-inch Apple Cinema Display® and the 17-inch Apple Studio Display®, produce flicker-free images with twice the brightness, sharpness, and contrast ratio of a typical CRT display.

Software Products and Computer Technologies

The Company offers a range of software products for education, creative, consumer and business customers, including Mac OS X, the Company's proprietary operating system software for the Macintosh; server software and related solutions; professional application software; and consumer, education and business oriented application software.

Operating System Software

During 2001, the Company introduced the first customer release of its new client operating system, Mac OS X, and its first significant upgrade, Mac OS X version 10.1. At its introduction, Mac OS X offered advanced functionality built on an open-source UNIX-based foundation and incorporated the most fundamental changes in both core technology and user interface design made by the Company to the Mac OS in a single upgrade since the original introduction of the Macintosh in 1984. Mac OS X features memory protection, pre-emptive multi-tasking, and symmetric multiprocessing. Mac OS X includes Apple's Quartz™® 2D graphics engine (based on the Internet-standard Portable Document Format) for enhanced graphics and broad font support, OpenGL for enhanced 3D graphics and gaming, and Apple's new user interface named "Aqua®," which combines superior ease-of-use with new functionality. In January 2002, the Company made Mac OS X the default operating system on all new Macintosh systems.

In August 2002, the Company introduced Mac OS X version 10.2 (code named "Jaguar"), the second significant upgrade to the original Mac OS X version. Jaguar included a new Mail application designed to manage junk mail; iChat, an AIM-compatible instant messenger; a system-wide Address Book; Inkwell™ handwriting recognition; improved Universal Access; an enhanced Finder™; an updated version of QuickTime®, the Company's multimedia software for playing, interacting with or viewing video, audio, and graphics files; and an updated version of Sherlock®, the Company's advanced Internet search engine. Jaguar also featured accelerated graphics performance, increased compatibility with Windows networks, and a UNIX-based foundation with enhancements including FreeBSD 4.4 and GCC 3.1-based developer tools.

In October 2003, the Company released Mac OS X version 10.3 (code named "Panther"), the Company's current version of Mac OS X. Panther incorporates more than 150 new features including a completely new Finder™; Exposé, a new way to organize windows and instantly see all open windows at once; FileVault™, a new feature that secures the contents of a home directory with 128-bit AES encryption; iChat AV, a complete desktop video conferencing solution; and enhanced support for use on Windows-based networks.

Server Software and Server Solutions

Mac OS X server software was initially introduced in May 2001, followed by Mac OS X Server version 10.2 (code named "Jaguar Server") that was released in August 2002. Jaguar Server delivers high-performance services for Internet and web serving, filing, printing, and networking services needed to manage a network of Mac, UNIX, and Windows clients. It provides performance and stability through full pre-emptive multi-tasking, symmetric multiprocessing, protected memory, advanced virtual memory, software RAID support, and support for networking and security standards. Jaguar Server also includes Apple's Open Directory architecture for centralized management of network resources using LDAPv3 directory services and a suite of built-in, standards-based Internet services like an optimized Apache web server for high-performance hosting of secure dynamic web sites and QuickTime Streaming Server and QuickTime Broadcaster for streaming live events over the Internet. Jaguar Server also comes with a flexible mail server that supports POP and secure IMAP, as well as WebMail for browser-based email access.

In October 2003, the Company began shipping the current version of its server operating system, which is called Mac OS X Server version 10.3 "Panther Server." This release integrates leading open source and open standards server software with easy-to-use management tools that make it easy to serve Macintosh, Windows and Linux clients. Panther Server includes powerful open source solutions and easy-to-use server management capabilities. New features in Panther Server include Server Admin tool for easily setting up multiple servers; Open Directory 2 for hosting scalable LDAP directory and Kerberos authentication services; Samba 3 for providing login and home directory support for Windows clients; and the JBoss application server for running powerful J2EE applications.

Apple Remote Desktop™ for Mac OS X software enables users, teachers and administrators to remotely manage other Macintosh systems anywhere on a local network, AirPort® wireless network or across the Internet. With Apple Remote Desktop, teachers can view students' computer screens, perform group demonstrations and help individuals with real-time screen-sharing, text chat and the "request attention" command. System administrators can provide remote assistance, get comprehensive system profiles, reconfigure system settings and quickly and easily distribute software applications across hundreds of computers—all from one central location over both Ethernet and AirPort wireless networks. Apple Remote Desktop supports multiple levels of administrator access, each with its own password, providing a secure way for teachers or department-level administrators to assist users while restricting privileges for deleting items or changing system settings.

Professional Application Software

Final Cut Pro® is a video editing application designed to meet the demanding needs of professional video editors by providing them with a high-performance, scalable, and cost-effective solution for editing in virtually any format: DV, SD, HD and film. Final Cut Pro includes tools for editing, compositing and effects, color-correction and audio. Final Cut Pro 4, released in June 2003, introduced RT Extreme, a multi-stream real-time effects engine, new interface customization tools, high performance codecs for uncompressed SD and HD video, and 32-bit floating point (per channel) image processing. Final Cut Pro 4 also includes three completely new integrated tools—LiveType for creating animated, broadcast-quality titles, Soundtrack for music composition, and Compressor for batch encoding and output of high-quality MPEG-2, MPEG-4, and QuickTime files directly from Final Cut Pro 4's timeline. Version 4.1 of Final Cut Pro was released in November 2003 and included optimizations for the Power Mac G5 and Mac OS X Panther.

Shake® 3, an upgrade of the Company's compositing and visual effects software designed for large format film and video productions, was announced in April 2003 and released in June 2003. Shake 3 includes new Mac OS X only features such as the Shake Qmaster network render management software and unlimited network rendering licenses which allow visual effects artists to easily distribute rendering tasks across a cluster of Apple's Xserve rack servers or desktop Power Macintosh computers for enhanced performance and efficiency. Shake 3 also includes new visual effects features available to Mac OS X, Linux and IRIX customers including motion-tracking and real-time broadcast preview.

The Company acquired Emagic, a leading provider of professional software and hardware solutions for computer based music production, during the fourth quarter of 2002. Emagic's most popular product, Logic®, is actively used by musicians around the world and by professionals in music production, film scoring, and post-production facilities. It combines composition, notation and audio production facilities in one comprehensive product. Logic Platinum offers a comprehensive set of music creation tools featuring rock-solid MIDI timing and synchronization, mixing and automation with total recall, and non-destructive real-time editing of both audio and MIDI. It also offers MIDI timing with 960 PPQN and sends and receives synchronized MIDI clock, MTC, MMC and word clock signals, making it ideal for film, TV and video post-production facilities.

DVD Studio Pro® 2 was announced in April 2003 and released in August 2003. It is a completely new DVD authoring product, rebuilt from the ground up with a new user interface, professionally designed and fully customizable templates, an innovative new menu editor, timeline-based track editing and a new software-based MPEG-2 encoder.

Consumer, Education and Business Oriented Application Software

Introduced in January 2003, iLife™ is the Company's integrated suite of digital lifestyle applications that features the Company's iTunes®, iPhoto™, iMovie™®, and iDVD™ software applications. These applications are integrated to allow users easy access to their digital music, photos and movies from within each application. All of these iLife applications come preinstalled on the Company's Macintosh systems, except for iDVD, which is only available on Macintosh systems configured with a SuperDrive.

iTunes® is a digital music management application that lets users create and manage their own digital music library. iTunes organizes music using searching, browsing and playlist features. It supports both audio and MP3 CD burning, features a graphic equalizer and cross fading between songs, and supports automatic synchronization with the music stored on an iPod. In July 2002, the Company introduced iTunes 3, featuring Smart Playlists, which automatically and dynamically updates playlists based on simple rules set by the user, and Sound Check for consistent volume playback. In April 2003, the Company launched iTunes 4, which integrated the Company's iTunes Music Store. Further discussion on the iTunes Music Store may be found below under the heading "Internet Software, Integration, and Services." In October 2003, the Company launched iTunes for Windows, the first version of the Company's digital music management software for users of Windows-based personal computers. iTunes for Windows includes all of the same features as the Macintosh version, including MP3 and AAC encoding from audio CDs, Smart Playlists, free Internet radio stations, and the ability to burn custom playlists to CDs and MP3 CDs, burn content to DVDs to back-up an entire music collection and share music between networked computers via Rendezvous™, the Company's zero configuration networking technology.

iMovie®, the Company's easy-to-use consumer digital video editing software for creation of home and classroom movies, features an enhanced user interface, improved audio editing capabilities, enhanced controls for titling and transitions, and added special effects.

iDVD™ is consumer oriented software that makes it easy to turn iMovie files, QuickTime files and digital pictures into DVDs that can be played on most consumer DVD players. iDVD simplifies DVD authoring by including professionally designed themes and drag-and-drop simplicity.

iPhoto™ is consumer oriented digital photo software that makes it easy to import, edit, save, share, and print digital photos, as well as organize and manage an entire digital photo collection containing thousands of photos. Users are able to view their photos in full-screen; use the slide show feature accompanied by their favorite music; automatically create custom web pages of their photos; email photos to friends and family; order professionally-processed prints and enlargements online; or easily design and order custom-

printed, linen-covered hard bound photo books online. Prints, enlargements, and hardbound book production are currently only available to U.S. and Canadian customers.

The Company's iChat AV software application and the iSight digital video camera together enable high-quality audio and video conferences between two Macintosh systems over broadband connections. iChat AV also enables audio conferences over dial-up connections to the Internet. iChat AV requires no setup or configuration beyond installing the software and plugging in a FireWire video camera and microphone, such as iSight or certain third-party FireWire based cameras with microphones.

Final Cut® Express, introduced in January 2003, is based on Apple's award-winning Final Cut Pro software. Final Cut Express enables small business users, educators, students and advanced hobbyists to perform professional-quality digital video editing. Final Cut Express includes key features used by video editors such as the same interface and workflow as Final Cut Pro, powerful video editing tools, hundreds of special effects, and easy delivery of output to DVD, the Internet, or tape.

Keynote™ is the Company's presentation software introduced in January 2003 that gives users the ability to create high-quality presentations. Designed to be easy to use, Keynote includes professionally designed themes, advanced typography, professional-quality image resizing, animated charts and tables that can be created quickly, and cinematic-quality transitions. Keynote imports and exports PowerPoint, QuickTime, and PDF files to simplify the creation and sharing of presentations.

AppleWorks® 6.2 is an integrated productivity application that incorporates word processing, page layout, image manipulation, spreadsheets, databases and presentations in a single application. Intended to be an easy-to-use product for the Company's consumer and education customers, AppleWorks makes it simple to create professional-looking documents in the classroom and at home.

FileMaker Corporation, a wholly owned subsidiary of the Company, develops, publishes, and distributes desktop-based database management application software for Mac OS and Windows-based systems. The FileMaker® Pro database software and related products offer strong relational databases and advanced desktop-to-web publishing capabilities.

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

iTunes Music Store™

In April 2003, the Company launched the iTunes Music Store in the United States, an online music store that allows Macintosh customers to find, purchase, and download music for 99 cents per song or, in most cases, $9.99 per album. The iTunes Music Store is fully integrated with a one-click download directly into the latest version of the iTunes software, allowing customers to purchase, download, organize, share, and transfer their digital music to an iPod using a single software application. Requiring no subscription fee, the iTunes Music Store with iTunes software offers customers a broad range of personal rights to the songs purchased, including playing songs on up to three computers, burning songs onto an unlimited number of CDs for personal use, playing songs on an unlimited number of iPods, and using songs in certain applications such as iPhoto, iMovie, and iDVD. Users can easily search the contents of the entire music store to locate songs by title, artist, or album, or browse the entire contents of the music store by genre and artist. Users can also listen to a free 30-second preview of any song in the store.

The second generation of the iTunes Music Store for both Macintosh and Windows users became available in October 2003. New features of the music store include online gift certificates that can be sent to family and friends via e-mail, an "allowance" feature that enables users to automatically deposit funds into an iTunes Music Store account every month, and the availability of audio books for purchase directly from the iTunes Music Store. The Company is exploring ways to enhance awareness and promote use of the iTunes Music Store, including arrangements with America Online, Inc. (AOL) to integrate links to the iTunes Music Store into AOL's Music site and Pepsi-Cola North America to give away songs from the iTunes Music Store.

Safari™

In June 2003, the Company introduced Safari 1.0, the Company's new Mac OS X compatible web browser that is capable of loading web pages rapidly. Safari uses the advanced interface technologies underlying Mac OS X and includes built-in Google search; SnapBack™ to instantly return to search results; a new way to name, organize and present bookmarks; tabbed browsing; and automatic "pop-up" ad blocking. The Company also released a software development kit that allows developers to embed the Safari HTML rendering engine directly into their applications.

Quicktime®

QuickTime, the Company's multimedia software for Macintosh and Windows platforms, features streaming of live and stored video and audio over the Internet and playback of high-quality audio and video on computers. The current version of QuickTime, QuickTime 6, features support for the open-standard MPEG 4 format. QuickTime 6 includes the new Instant-On Streaming feature that eliminates buffer delays and provides users with the ability to quickly and easily scrub through streaming media content to locate and instantly view specific sections. In addition, QuickTime 6 running on Mac OS X now supports JPEG 2000, the next generation JPEG standard that allows users to capture still images in a higher quality and smaller file size than ever before. QuickTime 6 also includes AAC, the standard MPEG-4 audio format. AAC is the next generation professional-quality audio format that delivers superior sound quality with reduced file sizes.

The Company also offers several other QuickTime products, including QuickTime Pro, a suite of software tools that allows creation and editing of Internet-ready audio and video files and allows a user to add special effects and other features to QuickTime movies; QuickTime Streaming Server which facilitates the broadcasting of streaming digital video; and QuickTime Broadcaster that allows users to quickly and easily produce professional-quality live events for online delivery.

.Mac™

The Company's .Mac offering is a suite of Internet services that for an annual fee provides Macintosh users with powerful Internet tools. .Mac features email service with IMAP, POP or web-based access, 100MB of iDisk Internet storage, and hosting for personalized homepages and shared digital photo albums. Also included with .Mac is McAfee's Virex anti-virus software and Backup, a personal back-up solution allowing users to archive data to their Internet storage, CD, or DVD.

Wireless Connectivity and Networking

AirPort Extreme™®

AirPort Extreme, introduced in January 2003, is the Company's next generation of Wi-Fi wireless networking technology based on the new ultra-fast 802.11g standard. With speeds up to 54 Mbps, AirPort Extreme delivers almost five times the data rate of today's 802.11b based products, yet is fully compatible with the millions of 802.11b Wi-Fi devices around the world. AirPort Extreme Base Stations can serve up to 50 Macintosh and Windows users simultaneously, provide wireless bridging to extend the range beyond just one base station, and support USB printer sharing to allow multiple users to wirelessly share USB printers connected directly to the base station.

Embedded into Mac OS X is Bluetooth technology. Bluetooth is an emerging industry standard for wirelessly connecting computers and peripherals that supports transmission of data at up to 1 Mbps within a range of approximately 30 feet. The Company's Bluetooth technology for Mac OS X lets customers wirelessly share files between Macintosh systems, synchronize and share contact information with Palm-OS based PDAs, and access the Internet through Bluetooth-enabled cell phones. A Bluetooth USB adaptor can Bluetooth-enable any USB-based Macintosh computer running in Mac OS X version 10.1.4 or higher.

The Company's Rendezvous™ networking technology is based on open Internet Engineering Task Force (IETF) Standard Protocols such as IP, ARP and DNS. Rendezvous uses industry standard networking protocols and zero configuration technology to automatically discover and connect devices over any IP network, including Ethernet or 802.11-based wireless networks like the Company's AirPort product. Major developers such as Canon, Epson, Hewlett-Packard, Lexmark, Philips, Sybase, World Book and Xerox have announced support for Rendezvous in a broad range of products including network printers, consumer electronics, enterprise database management and educational applications. The Company has made the Rendezvous source code freely available allowing developers to use Rendezvous technology in their network-enabled devices or software applications. The Rendezvous source code includes software to support UNIX, Linux, and Windows-based systems and devices. Rendezvous support is built into Mac OS X.

The Company developed FireWire® technology, also referred to as IEEE 1394, which is a high-speed serial I/O technology for connecting digital devices such as digital camcorders and cameras to desktop and portable computers. With its high data-transfer speed and "hot plug-and-play" capability, FireWire has become an established cross-platform industry standard for both consumers and professionals and is the data interface of choice for today's digital video and audio devices, as well as external hard drives and other high-speed peripherals. FireWire is currently included on all Macintosh systems and is a data transfer technology utilized by iPod.

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

Apple Training offers comprehensive system administration and development training on Apple technologies, together with certification programs that test customers' skills and verify their technical proficiency. Apple Professional Services offers a range of custom, personalized technical services, including Internet consulting and setup, installation and integration services. The Company also offers specialized loan programs including loans for consumers, students, and educators. Apple also provides leasing solutions for its education institution customers and its business and professional customers. The Company uses several third-party lenders to originate and carry these loans and leases, all of which are non-recourse to the Company.

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

Markets and Distribution

The Company's customers are primarily in the education, creative, consumer, and business markets. Certain customers are attracted to Macintosh computers for a variety of reasons, including the reduced amount of training resulting from the Macintosh computer's intuitive ease of use, advanced graphics capabilities, industrial design features of the Company's hardware products, and ability of Macintosh computers to network and communicate with other computer systems and environments. Apple personal computers were first introduced to education customers in the late 1970s. Over 18% of the Company's net sales in 2003 were to education customers in the United States, including sales to elementary and secondary schools and college and university customers.

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers. No individual customer accounted for more than 10% of net sales in 2003, 2002 or 2001. The Company also sells many of its products and resells certain third-party products in most of its major markets directly to education customers, consumers, businesses, and certain resellers through its retail stores in the United States, or through one of its online stores around the world. Total direct and indirect sales attributable to the Company's online stores totaled approximately $2.9 billion, $2.4 billion, and $2.0 billion for fiscal years 2003, 2002 and 2001, respectively.

Competition

The Company is confronted by aggressive competition in all areas of its business. The market for the design, manufacture, and sale of personal computers and related software and peripheral products is highly competitive. This market continues to be characterized by rapid technological advances in both hardware and software development, which have substantially increased the capabilities and applications of these products, and have resulted in the frequent introduction of new products and significant price, feature, and performance competition. Over the past several years, price competition in the market for personal computers has been particularly intense. The Company's competitors who sell personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by these and other industry-wide downward pressures on gross margins.

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

The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its personal computer sales as a result of innovations in competing platforms. The Company's future operating results and financial condition are substantially dependent on its ability to continue to develop improvements to the Macintosh platform in order to maintain perceived functional and design advantages over competing platforms.

The Company's initial success with the development of an end-to-end music offering, which includes the iTunes digital music management software, iTunes Music Store and iPod digital music player, has already encouraged significant competition in this area from other companies, many of whom have greater financial, marketing, and manufacturing resources than those of the Company. The Company believes it maintains a competitive advantage by more effectively integrating the entire end-to-end music solution, including the hardware (iPod), software (iTunes) and music content (iTunes Music Store).

Raw Materials

Although most components essential to the Company's business are generally available from multiple sources, certain key components (including microprocessors and application-specific integrated circuits ("ASICs")) are currently obtained by the Company from single or limited sources. Some other key components, while currently available to the Company from multiple sources, are at times subject to industry wide availability constraints and pricing pressures. In addition, the Company uses some components that are not common to the rest of the personal computer industry, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. If the supply of a key or single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company's requirements for periods ranging from 30 to 130 days.

The Company believes there are several component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon the Company's business and financial position. At this time, such vendors include Agere Systems, Inc., Ambit Microsystems Corporation, ASUSTeK Corporation, ATI Technologies, Inc., Broadcom Corporation, Compal Corporation, Hon Hai Precision Industry Co., Ltd., IBM Corporation, International Display Technology, Inventec Appliances Corporation, LG. Phillips Co., Ltd., Matsushita, Mitsubishi Electric Corporation, Motorola, Inc., Nvidia Corp., Quanta Computer, Inc., Samsung Electronics, Synaptics, Inc., and Toshiba Corporation.

Research and Development

Because the personal computer industry is characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, system software, applications software, networking and communications software and solutions, and the Internet. The Company's research and development expenditures, before any charges for purchased in-process research and development, totaled $471 million, $446 million, and $430 million in 2003, 2002, and 2001, respectively.

Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its computer systems, peripheral systems, and software. In addition, the Company has registered, and/or has applied to register, trademarks and service marks in the United States and a number of foreign countries for "Apple," the Apple logo, "Macintosh," and numerous other trademarks and service marks. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

Many of the Company's products are designed to include intellectual property obtained from third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes that based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained at all. Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company's products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others.

Foreign and Domestic Operations and Geographic Data

The United States represents the Company's largest geographic marketplace. Approximately 58% of the Company's net sales in fiscal 2003 came from sales to customers inside the United States. Final assembly of products sold by the Company is conducted in the Company's manufacturing facilities in Sacramento, California, and Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the Netherlands, the People's Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company's products and final assembly of substantially all of the Company's portable products including PowerBooks, iBooks, and the iPod are performed by third-party vendors in Japan, Taiwan and China. Margins on sales of Apple products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data."

Seasonal Business

Although the Company does not consider its business to be highly seasonal, it has historically experienced increased net sales in its first and fourth fiscal quarters, compared to other quarters in its fiscal year, due to seasonal demand related to the holiday season and the school year, respectively. Past performance should not be considered a reliable indicator of the Company's future net sales or financial performance.

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

Environmental Laws

Compliance with federal, state, local, and foreign laws enacted for the protection of the environment has to date had no material effect upon the Company's capital expenditures, earnings, or competitive position. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the subject of these laws, there is no assurance that such existing laws or future laws will not have a material adverse affect on the Company.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement that the Company provide consumers with the ability to return to the Company product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates, including various European Union member states, Japan and California. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse affect on the Company.

Employees

As of September 27, 2003, Apple and its subsidiaries worldwide had 10,912 employees and an additional 2,654 temporary employees and contractors.

Available Information

Beginning in fiscal 2003, the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on its website at www.apple.com/investor when such reports are available on the Securities and Exchange Commission (SEC) website. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company's references to the URLs for these websites are intended to be inactive textual references only.

Item 2. Properties

The Company's headquarters are located in Cupertino, California. The Company has manufacturing facilities in Sacramento, California and Cork, Ireland. As of September 27, 2003, the Company leased approximately 3.2 million square feet of space, primarily in the United States, and to a lesser extent, in Europe, Japan, and the Asia Pacific region. Leased space in the United States includes 538,000 square feet of retail space. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 15 years and often contain multi-year renewal options.

The Company owns its manufacturing facility in Cork, Ireland, which has approximately 352,000 square feet. The Company also owns a 752,000 square-foot facility in Sacramento, California, which is used as a manufacturing, warehousing and distribution center. The Sacramento and Cork facilities also house customer support call centers. In addition, the Company owns 930,000 square feet of facilities located in Cupertino, California, used for research and development and corporate functions. Outside the United States, the Company owns additional facilities totaling approximately 169,000 square feet.

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

Item 3. Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain legal matters in 2003, which did not individually or in the aggregate have a material impact on the Company's results of operations.

Antor Media Corporation v. Apple Computer, Inc. et al.

Plaintiff, Antor Media filed this action on September 5, 2003 in the United States District Court in the Eastern District of Texas alleging infringement by the Company and other defendants of patent 5,754,961 relating to a "Method and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network." Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity.

Apple Corps Ltd. v. Apple Computer, Inc.; Apple Computer, Inc. v. Apple Corps Ltd.

Plaintiff, Apple Corps filed this action on July 4, 2003 in the High Court of Justice, Chancery Division, in London alleging that the Company has breached a 1991 agreement which resolved earlier trademark litigation regarding use of the Apple marks. Plaintiff seeks unspecified damages and other relief. The Company filed a motion on October 13, 2003, challenging jurisdiction in the U.K. On October 8, 2003, the Company filed a case in the United States District Court for the Northern District of California requesting a declaratory judgment that the Company has not breached the 1991 agreement.

Articulate Systems, Inc. v. Apple Computer, Inc.

Plaintiff Articulate filed this action in March 1996 in the United States District Court in Massachusetts claiming patent infringement relating to voice recognition technology. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement, unenforceability and invalidity. The case was stayed for several months pending resolution of four summary judgment motions filed by the Company, all of which were denied by the Court. Through a series of corporate transactions the assets belonging to Plaintiff were acquired by a subsidiary, Lernout & Hauspie Speech Products N.V. ("L&H"). L&H filed for bankruptcy in November 2000 and is being liquidated as part of the bankruptcy. The case has been inactive since approximately May 2002, pending the resolution of the L&H bankruptcy and liquidation.

Bancroft v. Apple Computer, Inc.

Plaintiff Bancroft filed this purported class action on January 30, 2002 in Los Angeles Superior Court on behalf of a potentially nationwide class of purchasers of certain Power Macintosh G3 computers. Plaintiff alleged violation of the Consumer Legal Remedies Act ("CLRA") arising from allegedly poor performance while running the Company's Mac OS X operating system, specifically relating to 2D hardware acceleration, QuickTime movie hardware acceleration, 3D graphics performance and DVD movie playback. The parties reached a settlement and the Court granted preliminary approval on September 2, 2003. The final approval hearing is set for January 26, 2004. Settlement of the matter will not have a material effect on the Company's financial position or results of operations.

BIAX Corporation v. Apple Computer, Inc.

Plaintiff BIAX filed this action on September 5, 2001 in the United States District Court in Delaware claiming patent infringement relating to dual processor technology. IBM and Motorola were added as defendants in an amended complaint. Plaintiff sought unspecified damages and other relief. The Company answered the complaint, denied all allegations and asserted numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment for non-infringement, unenforceability and invalidity. The parties settled this case in August 2003 and the matter is concluded. Settlement of this matter did not have a material effect on the Company's financial position or results of operations.

Dan, et al. v. Apple Computer, Inc. et al.

Plaintiffs filed this purported class action on September 22, 2003 in Los Angeles Superior Court against the Company and other members of the industry on behalf of a nationwide class of purchasers of certain computer hard drives. The case alleges violations of Civil Code Section 17200 ("Unfair Competition"), the Consumer Legal Remedies Act ("CLRA") and false advertising related to the size of the drives. Plaintiffs allege that calculation of hard drive size using the decimal method misrepresents the actual size of the drive. The complaint seeks unspecified damages and other relief. The case is stayed pending resolution of whether the case will be considered "complex" and potentially a new judge assigned. The Company is beginning its investigation of these allegations.

Digital Development Corporation v. Apple Computer, Inc.

Plaintiff, Digital Development Corporation filed this action on April 25, 2003 in the United States District Court in New Jersey, claiming patent infringement of two patents, 4,975,950 and 5,121,345, related to a "System and Method of Protecting Integrity of Computer Data and Software." Plaintiff requests unspecified damages and other relief. The complaint has not yet been served on the Company.

Dowhal v. Apple Computer, Inc.

Plaintiff filed this representative action in San Francisco County Superior Court on February 4, 2003 alleging that the Company and numerous other defendants have participated in false advertising and unfair business practices related to alleged misrepresentation of printer speed. Plaintiff asserts causes of action for violation of California Business and Professions Code §17200 and §17500. Plaintiff requests an injunction, restitution and other unspecified damages and relief. The Company was served on February 10, 2003. Apple filed a response on March 12, 2003. The parties are in discovery.

Dynacore Holdings Corp. v. Apple Computer, Inc.

Plaintiff Dynacore filed this action on June 6, 2001 in United States District Court for the Southern District of New York against the Company and thirteen other defendants claiming patent infringement relating to IEEE 1394 technology, also known as FireWire. Plaintiff claims that any computer system or other electronic product that uses or complies with the IEEE 1394 standard violates the patent. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. Defendants are seeking to amend the pleading to assert a counterclaim for inequitable conduct against Dynacore. The case was initially stayed pending the Federal Circuit's decision in Datapoint Corp. v. Standard Microsystems Corp., a related case in which plaintiff claimed that its patent was infringed by products complying with the fast Ethernet standard. In February 2002, the Federal Circuit affirmed the judgment of non-infringement in Datapoint, and the District Court lifted the stay in this action. The defendants in this action filed a joint motion for summary judgment based upon the decision in Datapoint. The Court heard the motion on October 4, 2002 and granted summary judgment in favor of the defendants on February 11, 2003. Dynacore has appealed the ruling. The parties have filed their respective briefs, and the case is scheduled for oral argument before the Federal Circuit Court on January 5, 2004.

Hawaii Structural Iron Workers and Pension Trust Fund v. Apple Computer, Inc. and Steven P. Jobs; Young v. Apple Computer, Inc. et al; Hsu v. Apple Computer Inc. et al

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company's publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company's motion to dismiss for failure to state a cause of action, with leave to Plaintiffs to amend their complaint within thirty days. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. The Court heard the Company's motion on July 11, 2003 and dismissed Plaintiff's claims with prejudice on August 12, 2003. Plaintiffs have appealed the ruling.

John W. Davis v Apple Computer, Inc.

Plaintiff filed this purported class action in San Francisco County Superior Court on December 5, 2002, alleging that the Company has engaged in unfair and deceptive business practices relating to its AppleCare Extended Service and Warranty Plan. Plaintiff asserts causes of action for violation of the California Business and Professions Code §17200 and §17500, breach of the Song-Beverly Warranty Act, intentional misrepresentation and concealment. The Company was served on December 11, 2002 and is continuing its investigation of the allegations. Plaintiff requests unspecified damages and other relief. Apple filed a motion on October 29, 2003 to disqualify Plaintiff's counsel, which the Court approved. The case is set for trial on February 23, 2004.

MacTech v. Apple Computer, Inc.; Macadam v. Apple Computer, Inc.; Computer International, Inc. v. Apple Computer, Inc.; Elite Computers and Software, Inc. v. Apple Computer, Inc.; The Neighborhood Computer Store v. Apple Computer, Inc. (All in Santa Clara County Superior Court).

Five resellers have filed similar lawsuits against the Company for various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. Plaintiffs request unspecified damages and other relief. The parties are in discovery. On October 1, 2003, one of the resellers, Macadam was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to re-instate it as a reseller, which the Court denied. A hearing on its motion for a preliminary injunction is scheduled for December 18, 2003.

Palmieri v. Apple Computer, Inc.

Plaintiff filed this purported class action on September 5, 2003 in Los Angeles Superior Court on behalf of a nationwide class of purchasers of certain PowerBooks. The case alleges violations of Civil Code Section 17200 (Unfair Competition) and the Consumer Legal Remedies Act ("CLRA") arising from an alleged design defect in the PowerBooks which purportedly causes marks and dead pixels in the LCD screens. Plaintiffs amended their complaint to allege an additional defect in the new 15" PowerBook, introduced in September, 2003, which purportedly causes "white spots" on the screen. The complaint seeks unspecified damages and other relief. The Company's response is not yet due. The Company is beginning its investigation of these allegations.

TIBCO Software, Inc. v. Apple Computer, Inc.

Plaintiff filed this case on August 27, 2003 in United States District Court for the Northern District of California alleging trademark infringement by the Company for using the mark "Rendezvous." Plaintiff's mark is "TIBCO Rendezvous." The complaint seeks unspecified damages and other relief. The Company answered the complaint denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting a declaratory judgment for non-infringement, invalidity and no dilution.

UNOVA, Inc. v. Apple Computer, Inc., et al.

Plaintiff UNOVA filed this patent infringement action against the Company and six other defendants on May 8, 2002 in the Central District of California for infringement of eight UNOVA patents related to "Smart Battery Management." Plaintiff alleges that the Company's portable computers manufactured since 1996 infringe these eight patents. Plaintiff has filed similar lawsuits against other companies in addition to the co-defendants in this case. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting a declaratory judgment for non-infringement, invalidity and unenforceability. The case is in discovery and is set for trial on March 16, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 27, 2003.

PART II

Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters

The Company's common stock is traded on the over-the-counter market and is quoted on the Nasdaq National Market under the symbol AAPL, on the Tokyo Stock Exchange under the symbol APPLE, and on the Frankfurt Stock Exchange under the symbol APCD. As of December 5, 2003, there were 29,015 shareholders of record.

On June 21, 2000, the Company effected a two-for-one stock split in the form of a Common Stock dividend to shareholders of record as of May 19, 2000. All share price and per share data and numbers of common shares have been retroactively adjusted to reflect the stock split. The Company did not pay cash dividends in either fiscal 2003 or 2002. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business. The price range per share of common stock presented below represents the highest and lowest closing prices for the Company's common stock on the Nasdaq National Market during each quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2003 price range per common share	$23.10-$19.06	$19.29-$13.12	$15.27-$13.80	$17.22-$13.59
Fiscal 2002 price range per common share	$18.74-$13.99	$26.11-$16.55	$25.45-$20.78	$23.76-$14.98

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

Five fiscal years ended September 27, 2003 (In millions, except share and per share amounts)	2003	2002	2001	2000	1999
Net sales	$6,207	$5,742	$5,363	$7,983	$6,134
Net income (loss)	$69	$65	$(25)	$786	$601
Earnings (loss) per common share:
Basic	$0.19	$0.18	$(0.07)	$2.42	$2.10
Diluted	$0.19	$0.18	$(0.07)	$2.18	$1.81
Cash dividends declared per common share	$—	$—	$—	$—	$—
Shares used in computing earnings (loss) per share (in thousands):
Basic	360,631	355,022	345,613	324,568	286,314
Diluted	363,466	361,785	345,613	360,324	348,328
Cash, cash equivalents, and short-term investments	$4,566	$4,337	$4,336	$4,027	$3,226
Total assets	$6,815	$6,298	$6,021	$6,803	$5,161
Long-term debt (including current maturities)	$304	$316	$317	$300	$300
Total liabilities	$2,592	$2,203	$2,101	$2,696	$2,057
Shareholders' equity	$4,223	$4,095	$3,920	$4,107	$3,104

Net gains before taxes related to the Company's non-current debt and equity investments of $10 million, $75 million, $367 million, and $230 million were recognized in 2003, 2001, 2000, and 1999, respectively. A net loss before taxes related to the Company's non-current debt and equity investments of $42 million was recognized in 2002. In 2002, the Company acquired Emagic resulting in a charge of approximately $1 million for acquired in-process technologies with no alternative future use. The Company recognized a similar charge of $11 million in 2001 related to its acquisition of PowerSchool. Net charges related to Company restructuring actions of $26 million, $30 million, $8 million, and $27 million were recognized in 2003, 2002, 2000, and 1999, respectively. During 2000, the Company recognized the cost of a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the Company of approximately $90 million. In 2002, of the original $90 million accrual, $2 million remained unspent and was reversed. In 2003, settlement of the Company's forward stock purchase agreement resulted in a gain of $6 million. Favorable cumulative-effect type adjustments of $1 million and $12 million were recognized in 2003 and 2001, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. All information presented herein is based on the Company's fiscal calendar. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of products (i.e., hardware, software, and peripherals), and extended warranty and support contracts. The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. For most of the Company's product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the United States, and for certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed to not be, fixed and determinable, revenue is deferred and subsequently recognized as amounts become due and payable.

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end-user rebates, and other sales programs and volume-based incentives. The estimated cost of these programs is accrued as a reduction to revenue in the period the Company has sold the product and committed to a plan. The Company also records reductions to revenue for expected future product returns based on the Company's historical experience. Future market conditions and product transitions may require the Company to increase customer incentive programs and incur incremental price protection obligations that could result in additional reductions of revenue at the time such programs are offered. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, the Company would be required to record additional reductions to revenue, which could have a material adverse impact on the Company's results of operations.

Allowance for Doubtful Accounts

The Company distributes its products through third-party resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers. However, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe and Asia and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company's direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company's distribution and retail channel partners.

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

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, product lifecycle status, product development plans, current sales levels, and component cost trends. The personal computer industry is subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company's products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs are recorded.

The Company accrues necessary reserves for cancellation fees related to component orders that have been cancelled. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. These commitments typically cover the Company's requirements for periods ranging from 30 to 130 days. If there is an abrupt and substantial decline in demand for one or more of the Company's products or an unanticipated change in technological requirements for any of the Company's products, the Company may be required to record additional reserves for cancellation fees that would negatively affect gross margins in the period when the cancellation fees are identified.

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

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2002. As a result, the Company no longer amortizes goodwill but instead performs a review of goodwill for impairment annually, or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill be allocated to various reporting units of the Company's business to which it relates; (2) the Company estimate the fair value of those reporting units to which the goodwill relates; and (3) the Company determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain internally developed and unrecognized assets including in-process research and development and developed technology. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

Based on the Company's estimates as of September 27, 2003, there was no impairment of goodwill. However, changes in various circumstances including changes in the Company's market capitalization, changes in the Company's forecasts, and changes in the Company's internal business structure could cause one or more of the Company's reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in the personal computer industry and changes in global or regional economic conditions, the Company may strategically realign its resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of property, plant, and equipment, identifiable intangibles, or goodwill.

Warranty Costs

The Company provides currently for the estimated cost for product warranties at the time the related revenue is recognized based on historical experience of failure rates. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could negatively affect the Company's results of operations.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on the Company's results of operations and financial position.

Net Sales

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and Macintosh unit sales in thousands):

	2003	Change	2002	Change	2001
Net Sales by Operating Segment:
Americas net sales (a)	$3,181	2%	$3,131	3%	$3,037
Europe net sales	1,309	5%	1,251	0%	1,249
Japan net sales	698	(2)%	710	0%	713
Retail net sales	621	119%	283	—	19
Other segments net sales (a)	398	8%	367	6%	345

Total net sales	$6,207	8%	$5,742	7%	$5,363

Unit Sales by Operating Segment:
Americas Macintosh unit sales	1,620	(6)%	1,728	(2)%	1,768
Europe Macintosh unit sales	684	(5)%	722	(4)%	754
Japan Macintosh unit sales	339	(12)%	386	(2)%	394
Retail Macintosh unit sales	187	103%	92	—	7
Other segments Macintosh unit sales (a)	182	5%	173	5%	164

Total Macintosh unit sales	3,012	(3)%	3,101	0%	3,087

Net Sales by Product:
Power Macintosh net sales (b)	$1,237	(10)%	$1,380	(17)%	$1,664
PowerBook net sales	1,299	56%	831	2%	813
iMac net sales	1,238	(15)%	1,448	30%	1,117
iBook net sales	717	(18)%	875	8%	809

Total Macintosh net sales	4,491	(1)%	4,534	3%	4,403

Peripherals and other hardware (c)	1,058	57%	674	74%	387
Software (d)	362	18%	307	33%	230
Service and other sales	296	30%	227	(34)%	343

Total net sales	$6,207	8%	$5,742	7%	$5,363

Unit Sales by Product:
Power Macintosh unit sales (b)	667	(13)%	766	(18)%	937
PowerBook unit sales	604	69%	357	3%	346
iMac unit sales	1,094	(16)%	1,301	8%	1,208
iBook unit sales	647	(4)%	677	14%	596

Total Macintosh unit sales	3,012	(3)%	3,101	0%	3,087

Net sales per Macintosh unit sold (e)	$1,491	2%	$1,462	3%	$1,426

iPod unit sales	939	146%	381	—	—

iPod net sales	$345	141%	$143	—	—

Notes:

(a)
Other segments consists of Asia Pacific and FileMaker. Certain net sales in 2002 and 2001 related to recent acquisitions and Internet services have been reclassified from Other segments net sales to Americas segment net sales to conform to the 2003 presentation.

(b)
Power Macintosh figures include server sales.

(c)
Net sales of peripherals and other hardware include sales of iPod, Apple-branded and third-party displays, and other hardware accessories.

(d)
Net sales of software include sales of Apple-branded operating system and application software and sales of third-party software.

(e)
Net sales per Macintosh unit sold is derived by dividing total Macintosh net sales by total Macintosh unit sales.

Fiscal Year 2003 versus 2002

Net sales increased $465 million or 8% during 2003 compared to 2002 while Macintosh unit sales declined 3% year-over-year to approximately 3 million units in 2003. Several factors have contributed favorably to net sales during 2003 including:

  •
  The Retail segment's net sales grew to $621 million during 2003 from $283 million in 2002, an increase of 119%. While the Company's customers may elect to purchase product from their local Apple Retail store rather than through other preexisting sales channels in the United States, the Company believes that a substantial portion of the Retail segment's net sales is incremental to total net sales. See additional comments below related to the Retail segment under the heading "Segment Operating Performance."

  •
  Net sales of peripherals and other hardware rose $384 million or 57% during 2003 compared 2002, which follows a $287 million or 74% increase in 2002 as compared to 2001. The current year increase was primarily driven by the $202 million, or 141%, year-over-year increase in iPod net sales to $345 million. All of the Company's operating segments experienced substantial increases in iPod net sales and unit sales during 2003. iPod sales during 2003 were favorably affected by the introduction of substantially redesigned new models, which are compatible with both Macintosh and Windows operating systems and by the Company's introduction of its iTunes Music Store for the Macintosh operating system in April 2003. The Company's iPod digital music player is sold by a variety of resellers, many of which do not currently market the Company's Macintosh systems. The Company has expanded this distribution network during 2003, which has contributed to the current year increase in iPod unit sales of 146%.

  In addition to the iPod, the increase in net sales of peripherals and other hardware during 2003 also reflects an overall increase in net sales of other computer accessories including AirPort cards and base stations, which facilitate wireless connectivity; third party digital cameras and printers; and a number of portable computer related accessories.

  •
  Although total Macintosh unit sales were down 3% in 2003, unit sales of the Company's portable systems were relatively strong primarily due to the 69% or 247,000 unit increase in PowerBook unit sales, slightly offset by a 4% or 30,000 unit decrease in iBook unit sales. The increase in PowerBook net sales of $468 million or 56% is due primarily to the success of the Company's new 12-inch, 15-inch and 17-inch models that were introduced during 2003. The decline in iBook consumer portable sales during 2003 is primarily due to a lower average price per unit. Portable systems represented 42% of all Macintosh systems sold in 2003 versus 33% in 2002 and 31% in 2001, which reflects an overall industry trend towards portable systems.

  •
  The Company's average net sales per Macintosh unit sold increased 2% to $1,491 in 2003 as a result of various changes in overall unit mix towards relatively higher-priced PowerBook systems and an increase in direct sales primarily from the Company's retail and online stores, offset by somewhat lower year-over-year pricing on comparable Macintosh systems for most of the Company's Macintosh product lines in response to industry pricing pressure, particularly with the Company's

    iBook consumer portable systems. PowerBook and Power Macintosh systems accounted for 42% of total unit sales in 2003 versus 36% in 2002.

  •
  Net sales of software increased $55 million or 18% during 2003 compared to the prior year and reflects higher net sales of Apple-branded application and server software and third-party software. Net sales of Apple-branded application and server software increased due to the introduction of several new software titles during the year including Final Cut Express, iLife, and Keynote, as well as from higher sales of software related to recent acquisitions including PowerSchool and Emagic. Growth in net sales of third-party software during 2003 was particularly strong in the Americas Segment due to strong sales of software by the Company's online store and its Retail segment.

  •
  Service and other sales rose $69 million or 30% during 2003 and results from significant year-over-year increases in net sales associated with AppleCare Protection Plan (APP) extended maintenance and support services, as well as the Company's Internet related services. Increased net sales associated with APP are primarily the result of increasing attach rates over the last several years. Increased net sales associated with Internet services are due to net sales from the iTunes Music Store introduced in April 2003 and increased net sales of the Company's .Mac Internet service.

Offsetting the favorable factors discussed above, the Company's net sales during 2003 were negatively impacted by the following factors:

  •
  Total unit sales of desktop systems fell 15% during 2003 compared to 2002. iMac systems unit sales declined 16% from 2003 to 2002 resulting from a shift in sales away from desktop systems in favor of portables. Also, the current flat panel iMac form factor was in the eighth quarter of its life cycle by the end of 2003 and did not experience significant enhancements until the release of the 20-inch flat-panel iMac in November 2003.

  •
  Unit sales of Power Macintosh systems fell 13% during 2003 compared to 2002. For the first nine months of 2003 compared to the same period in 2002, unit sales of Power Macintosh systems decreased 24%, which is representative of the decline of Power Macintosh systems sales experienced by the Company during recent years and is also believed to be attributable to delays in purchasing pending the release of the Power Mac G5. As expected, this trend reversed in the fourth quarter of 2003 with unit sales increasing 26% during the quarter as compared to the same period in the prior year due largely to the new Power Mac G5, which the Company introduced in June 2003 and began shipping at the end of fiscal 2003. The decline in Power Macintosh sales over the last several years also reflects the shift in sales to portable systems, particularly PowerBooks. In addition, the Company continues to believe that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers. Additionally, some of the Company's professional and creative customers may have delayed upgrades of their systems in anticipation of certain software vendors transitioning their professionally oriented Macintosh software applications to run natively on Mac OS X. Currently there are many applications that run natively on Mac OS X, including Adobe's PhotoShop 7 and QuarkXPress 6; however, there is no assurance that this will result in additional sales of Macintosh systems, particularly Power Macintosh units.

  •
  The Company has continued to experience ongoing weakness in its U.S. education channel during 2003. Net sales and unit sales in U.S. education during 2003 were down 4% and 6%, respectively, as compared to 2002. This decline was due to a decrease in K-12 sales, partially offset by an increase in higher education sales. Net sales declined primarily as a result of a continued shift in mix away from higher priced Power Macintosh and iMac systems towards lower priced eMac and iBook systems, although the Company did experience a significant increase in sales of its PowerBook systems primarily to higher education customers. Portable systems accounted for approximately 43% of total unit sales in the education channel during 2003, as compared to approximately 34% in 2002.

    The Company's one-to-one (1:1) learning solutions are a complete solution consisting of an iBook portable system for every student and teacher along with a wireless network connected to a central server. The Company has experienced significant competition in 1:1 learning solutions and, accordingly, has experienced a lower sales price per unit, on average, in these transactions.

    The Company believes weakness in its U.S. education channel, particularly K-12, has been caused by multiple factors including funding pressures due to weak economic conditions, large budget deficits in many states, and increased competition particularly for desktop computers. Although the Company has taken steps, and will continue to take steps, to address weakness in the U.S. education channel, it remains difficult to anticipate when and if this negative trend will reverse.

  •
  The personal computer industry in general, and the Company specifically, continue to see relatively soft demand for their products. Sales of professional and consumer oriented Macintosh systems remain far below levels experienced in fiscal 2000 and earlier. Difficult global economic conditions during the past several years exacerbated by the economic and political uncertainties caused by terrorist activities and the associated international responses have clearly had a pronounced negative effect on the overall demand for the Company's products in virtually all of its markets. Further, growth in the overall personal computer industry has slowed due to the high market penetration of personal computers and a lengthening of consumer, creative, and business personal computer upgrade cycles.

Fiscal Year 2002 versus 2001

Net sales increased $379 million or 7% during 2002 compared to 2001, while Macintosh unit sales were relatively flat year-over-year at approximately 3.1 million units. On a geographic basis, performance in the domestic market was relatively strong, especially when considering the performance of the Company's Retail segment, which operated during 2002 exclusively in the United States. However, the European and Japanese markets remained sluggish throughout 2002. The Company's net sales in 2002 were positively influenced by a number of factors.

  •
  First, net sales from software, service, peripherals, and other sources rose $248 million or 26% in 2002 versus 2001. This increase was driven by several factors including a 28% increase in combined third-party and Apple-branded software sales; $143 million in net sales of iPod, the Company's portable digital music player that was introduced in the first half of 2002; a 9% increase in the sale of computer accessories; and a 14% increase in service revenue caused primarily by increased revenue associated with extended maintenance and support contracts. The growth in software revenue was primarily the result of increased sales of third-party software in the Company's retail and online stores and expansion in recent years in the number of Apple-branded software titles.

  •
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

  •
  Third, the Company's Retail segment grew from 8 stores at the end of 2001 to 40 stores at the end of 2002. The Retail segment's net sales grew from $19 million in 2001 to $283 million in 2002. While the Retail segment may have cannibalized some net sales from the Company's preexisting sales channels in the U.S., the Company believed that a substantial portion of the Retail segment's net sales was incremental to the Company's total net sales. See additional comments below related to the Retail segment under the heading "Segment Operating Performance."

  •
  Fourth, the Company's average unit pricing increased 3% during 2002 as a result of various changes in overall unit mix offset by somewhat lower pricing year-over-year on comparative Macintosh systems. Net sales per Macintosh unit sold during 2002 of $1,462 per unit reflected the shift in mix towards relatively higher-priced portable Macintosh systems and reflected the impact on net sales of the relatively higher-priced new iMac design introduced during 2002. The impact of these changes in mix were offset by the decline in unit sales of relatively higher-priced Power Macintosh systems and by lower pricing on comparative Macintosh systems during 2002 for most of the Company's Macintosh product lines in response to industry pricing pressure.

  •
  Fifth, any comparison of net sales in 2002 versus 2001 must consider the effect of unusually low net sales during the first quarter of 2001. This was attributable to several factors at the beginning of 2001, including continued deterioration in worldwide demand for personal computers, rebate programs and price cuts instituted by the Company during that quarter that cost the Company approximately $138 million, and a plan implemented by the Company during the first quarter of 2001 that reduced substantially the level of inventory in its distribution channels that resulted in a decline in channel inventory of approximately 300,000 units during that quarter.

Offsetting the favorable factors discussed above, the Company's net sales in 2002 were negatively impacted by several notable factors.

  •
  First, unit sales of Power Macintosh systems fell 18% during 2002 as compared to 2001. This followed a 35% decline in Power Macintosh unit sales in 2001 from 2000. The Company believed that weak economic conditions over the past several years had a pronounced negative impact on its professional and creative customers and that many of these customers continued to delay upgrades of their Power Macintosh systems due to the Company's ongoing transition to Mac OS X, its new operating system, and in anticipation of certain software vendors transitioning their Macintosh applications to run natively in Mac OS X. Further, the Company did not experience the anticipated increase in Power Macintosh sales that it expected following the introduction of Adobe's PhotoShop 7 during 2002. Additionally, many professional users may have postponed upgrading their systems until after the introduction of Mac OS X Jaguar released in the fourth quarter of 2002. Others may have delayed upgrading until after the availability of other professionally oriented software applications for Mac OS X such as QuarkXPress.

  •
  Second, despite the overall increase in net sales during 2002 in the Americas, the Company continued to see weakness in its U.S. education channel. Total net sales in this channel fell 15% in 2002 and 4% in 2001. These declines were consistent with industry data that showed the Company losing market share in the U.S. education market in each of the last two fiscal years. The Company believed this weakness was caused by multiple factors, including increased price competition in this price sensitive market from the Company's competitors who sell Windows-based personal computers. Additionally, some of the Company's education customers appeared to be delaying technology purchases due to concerns about the overall impact of the weaker economy on their available funding.

  •
  Third, the personal computer industry in general and the Company specifically experienced soft demand for its products due to adverse global economic conditions, political uncertainties, and a lengthening of consumer, creative, and business personal computer upgrade cycles.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company's reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company's Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan, except for the activities of the Company's Retail segment. The Retail segment currently operates

Apple-owned retail stores in the United States and opened its first international store in Tokyo, Japan in the first quarter of 2004. Each reportable operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data."

Americas

Net sales in the Americas segment during 2003 increased $50 million or 2% compared to 2002. During 2003 and 2002, the Americas segment represented approximately 51% and 55%, respectively, of the Company's total net sales and represented approximately 54% and 56%, respectively, of total Macintosh unit sales. The results of the Americas segment are similar to the overall results of the Company as they reflect substantially lower unit sales and net sales of Power Macintosh systems and iMac systems, partially offset by increases in unit sales and net sales of PowerBooks. The net sales of the Americas segment, and the Company in total, also reflect substantially higher sales of peripherals, software, and services during 2003 compared to 2002 due primarily to higher sales of iPods and Internet services. The Americas segment has been negatively affected by weakness in its U.S. education channel. As noted above, total net sales and unit sales in the U.S. education channel during 2003 were down 4% and 6%, respectively, compared to the same period in 2002. The Company believes this decline is caused by increased competition in the education market and by a reduction in spending by U.S. educational institutions due to federal and state funding concerns and tax revenue shortfalls resulting from the weak economy. Additionally, some of the decline during 2003 in net sales and unit sales of Macintosh systems in the Americas segment may be the result of the operation of the Company's Retail segment whose net sales, all of which occurred within the U.S., increased significantly during 2003.

Net sales for the Americas segment increased 3% or $94 million in 2002 compared to 2001. The Americas segment was negatively affected by a decline in U.S. education sales in 2002 of $215 million. The Americas segment also experienced a 17% decline in Power Macintosh unit sales. However, outside of the U.S. education channel, unit sales of consumer desktop and portable systems rebounded from the substantial declines experienced in 2001, rising a combined 31% in 2002. Sales of software, peripherals, and accessories were also up in the Americas during 2002. Growth in unit sales of consumer oriented systems during 2002 in the Americas is somewhat attributable to the significantly depressed level of net sales experienced in the first quarter of 2001 as discussed above. However, growth in the Americas was somewhat negatively affected, particularly with respect to consumer-oriented systems, by the significant growth of the Company's Retail segment in the U.S. More than 70% of the Retail segment's Macintosh unit sales during 2002 were for iMacs and iBooks.

Europe

Net sales in Europe increased $58 million or 5% during 2003 as compared to 2002 while Macintosh unit sales declined by 5% during the same period. Europe's operating results were consistent with the trend experienced in the Americas and by the Company as a whole. Europe experienced weakened demand for Power Macintosh, iMac and iBook systems in 2003, partially offset by strong demand for PowerBooks whose net sales increased by 48% or $100 million from 2002. Europe also realized increased sales of peripherals, software, and service, primarily attributable to higher sales of iPods, accessories and APP.

Economic conditions in Europe remained weak throughout 2002, and the overall demand for the Company's products in that region remained flat during 2002 versus 2001. Unit sales in Europe for 2002 reflect relatively stronger demand for consumer-oriented products, particularly iBook whose unit sales increased 27% in 2002, offset by declines in Power Macintosh unit sales.

Japan

Net sales in Japan decreased $12 million or 2% during 2003 as compared to the same period in 2002, the weakest year-to-date performance of any of the Company's operating segments. Japan's Macintosh unit sales were particularly weak in 2003, declining 12%, and were primarily attributable to lower sales of iMac and iBook systems, partially offset by an increase in PowerBook sales as well as higher sales of peripherals and other hardware. Japan's Macintosh unit sales remain significantly below the segment's historic levels due to current economic conditions that remain particularly negative in Japan.

Net sales in Japan remained flat during 2002 versus 2001, with a slight decline in unit sales of 2%. Consistent with the Company's other geographic operating segments, during 2002 Japan showed growth in unit sales of consumer systems and a decline in unit sales of Power Macintosh systems. Japan's iMac unit sales increased 85% in 2002. However, in the case of Japan the increase in iMac unit shipments in 2002 versus 2001 was primarily the result of the unusually depressed level of net sales experienced by the Company in the first quarter of 2001 as discussed above. Additionally, net sales in Japan on a sequential and year-over-year comparative basis generally worsened as 2002 progressed reflecting particularly poor economic conditions in Japan.

Retail

The Company opened 25 new retail stores during 2003, bringing the total number of open stores to 65 as of September 27, 2003, which compares to 40 open stores as of September 28, 2002 and 8 open stores as of September 29, 2001. During the first quarter of fiscal 2004, the Company opened 9 additional stores including its first international store in the Ginza in Tokyo, Japan. The Retail segment's net sales grew to $621 million during 2003 from $283 million in 2002 and from $19 million in 2001. The $338 million or 119% increase in net sales during 2003 reflects the impact from opening 25 new stores in 2003, the full year impact of 2002 store openings, as well as an increase in average revenue per store. Total Macintosh sales increased by approximately $170 million of which $108 million related to year-over-year increases in PowerBook sales. The Retail segment has also contributed strongly to the increases in net sales of peripherals, software and services experienced by the Company during 2003. During 2003, approximately 45% of the Retail segment's net sales came from the sale of Apple-branded and third-party peripherals, software and services as compared to 28% for the Company as a whole. With an average of 54 stores open during 2003, the Retail segment achieved annualized revenue per store of approximately $11.5 million, as compared to approximately $10.2 million based on an average of 28 stores open in 2002.

As measured by the Company's operating segment reporting, the Retail segment improved from a loss of $22 million during 2002 to a loss of $5 million during 2003. This improvement is primarily attributable to the segment's year-over-year increase in net sales, which resulted in higher leverage on occupancy, depreciation and other fixed costs.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled approximately $290 million through the end of fiscal 2003, $92 million of which was incurred during 2003. As of September 27, 2003, the Retail segment had approximately 1,300 employees and had outstanding operating lease commitments associated with retail store space and related facilities of $354 million. The Company would incur substantial costs should it choose to terminate its Retail segment or close individual stores. Such costs could adversely affect the Company's results of operations and financial condition. Investment in a new business model such as the Retail segment is inherently risky, particularly in light of the significant investment involved, the current economic climate, and the fixed nature of a substantial portion of the Retail segment's operating expenses.

Gross Margin

Gross margin for the three fiscal years ended September 27, 2003 are as follows (in millions, except gross margin percentages):

	2003	2002	2001
Net sales	$6,207	$5,742	$5,363
Cost of sales	4,499	4,139	4,128

Gross margin	$1,708	$1,603	$1,235

Gross margin percentage	27.5%	27.9%	23.0%

Gross margin decreased to 27.5% of net sales in 2003 from 27.9% of net sales in 2002. This decline in gross margin reflects relatively aggressive pricing actions on several Macintosh models instituted by the Company beginning in late fiscal 2002 as a result of continued pricing pressure throughout the personal computer industry, lower sales of relatively higher margin Power Macintosh systems during the first three fiscal quarters of 2003, and increased air freight and manufacturing costs associated with the production ramp-up of the new Power Mac G5 and 15-inch PowerBook, both of which began shipping in volume during September 2003. This decline is also attributable to a rise in certain component costs as the year progressed. The aforementioned negative factors affecting gross margins during 2003 were partially offset by the increase in higher margin software and direct sales.

The Company anticipates that its gross margin and the gross margin of the overall personal computer industry will remain under pressure throughout fiscal 2004 in light of weak economic conditions, price competition in the personal computer industry, and potential increases in component pricing. The Company also expects to continue to incur air freight charges on the Power Mac G5 and other products during 2004.

The foregoing statements regarding the Company's expected gross margin during 2004, general demand for personal computers, anticipated industry component pricing, anticipated air freight charges, and future economic conditions are forward-looking. There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained. In general, gross margins and margins on individual products will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage product quality and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short-term by fluctuations in exchange rates.

The Company orders components for its products and builds inventory in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and produce or order from third-parties excess or insufficient inventories of particular products or components. The Company's operating results and financial condition in the past have been and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and outstanding purchase commitments and to respond to short-term shifts in customer demand patterns.

Gross margin increased to 27.9% of net sales in 2002 from 23.0% in 2001. Gross margin in 2001 was unusually low resulting from negative gross margin of 2% experienced in the first quarter of 2001. As a percentage of net sales, the Company's quarterly gross margins declined during fiscal 2002 from 31% in the first quarter down to 26% in the fourth quarter. This decline resulted from several factors including a rise in component costs as the year progressed and aggressive pricing by the Company across its products lines instituted as a result of continued pricing pressures in the personal computer industry.

Operating Expenses

Operating expenses for the three fiscal years ended September 27, 2003 are as follows (in millions, except for percentages):

	2003	2002	2001
Research and development	$471	$446	$430
Percentage of net sales	8%	8%	8%
Selling, general, and administrative expenses	$1,212	$1,109	$1,138
Percentage of net sales	20%	19%	21%
Restructuring costs	$26	$30	—
Purchased in-process research and development	—	$1	$11

Research and Development (R&D)

The Company recognizes that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company's core business strategy. The Company has historically relied upon innovation to remain competitive. R&D expense amounted to approximately 8% of total net sales during 2003, 2002 and 2001, up substantially from approximately 5% of total net sales in fiscal year 2000 and recent earlier periods. The Company's management believes that maintaining or increasing the pace of innovation and product development is the best way to respond to current economic and market conditions and will continue to position the Company for future growth as conditions improve. R&D expense increased 6% or $25 million to $471 million in 2003 as compared to 2002, which follows a $16 million increase in 2002 as compared to 2001. The overall increase in R&D expense relates primarily to increased headcount and support for new product development activities. R&D spending also included capitalized software development costs of approximately $14.7 million related to the development of Mac OS X Panther in 2003; approximately $13.3 million associated with the development of Mac OS X Jaguar and approximately $6 million associated with the PowerSchool enterprise student information system in 2002; and approximately $5.4 million associated with the development of the original version of Mac OS X in 2001. Further information related to the Company's capitalization of software development costs may be found in Part II, Item 8 of this Form 10-K at Note 1 of Notes to Consolidated Financial Statements.

Selling, General, and Administrative Expense (SG&A)

SG&A increased $103 million or 9% during 2003 as compared to 2002 due primarily to the Company's continued expansion of the Retail segment and increases in headcount. The overall increase was partially offset by a decrease in current year discretionary spending on marketing and advertising and by savings resulting from the 2003 and 2002 restructuring activities described below.

SG&A decreased $29 million or 3% during 2002 as compared to 2001. The decrease in SG&A in 2002 was primarily the result of lower discretionary spending on marketing and advertising expenses, decreased spending related to information systems, and benefits directly related to the Company's restructuring actions in 2002 and 2001. The decreases were partially offset by higher sales expense in 2002 resulting from increased operating expenses associated with expansion of the Company's Retail segment.

Restructuring Actions

During the second quarter of 2003, the Company's management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million. The primary focus of actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company's Americas and Europe operating segments and further reductions associated with PowerSchool related activities in the Americas operating segment. The second quarter actions resulted in recognition of severance costs of $2.4 million for termination of 93 employees, 92 of whom were terminated prior to the end of 2003 at a cost of $2.2 million. During the second quarter of 2003, an additional $400,000 was accrued for asset write-offs and lease payments on an abandoned facility in the Americas operating segment. The Company estimates these restructuring actions will reduce quarterly operating expenses by $1.5 million.

During the first quarter of 2003, the Company's management approved and initiated restructuring actions with a total cost of $24 million that resulted in the termination of manufacturing operations at the Company-owned facility in Singapore, further reductions in headcount resulting from the shift in PowerSchool product strategy that took place at the end of fiscal 2002, and termination of various sales and marketing activities in the United States and Europe. These restructuring actions will ultimately result in the elimination of 260 positions worldwide, all but one was eliminated by the end of 2003. The Company estimates these restructuring actions will reduce quarterly operating expenses by $6 million.

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

Of the $30 million restructuring charge for fiscal 2002, $6 million was incurred in the fourth quarter of 2002 related to actions designed to reduce headcount costs in corporate operations and sales and to adjust its PowerSchool product strategy. Headcount actions, primarily in corporate operations, sales, and PowerSchool related research and development, resulted in the elimination of approximately 180 positions worldwide at a cost of $1.8 million. The shift in product strategy at PowerSchool included discontinuing development and marketing of a PowerSchool product that resulted in the impairment of previously capitalized development costs associated with the product in the amount of $4.5 million. The remaining charge in 2002 of $24 million was incurred in the first quarter of 2002 and resulted in the elimination of approximately 425 positions worldwide, at a cost of $8 million. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions. In addition, these restructuring actions also included significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. Related lease and contract cancellation charges totaled $12 million, and charges for asset impairments totaled $4 million. During the first quarter of 2003, the Company reversed the remaining unused accrual of $600,000.

Purchased In-Process Research and Development (IPR&D)

During the fourth quarter of 2002, the Company acquired Emagic GmbH, a provider of professional software solutions for computer based music production, for approximately $30 million in cash; $551,000 of which was allocated to IPR&D. The amount of the purchase price allocated to IPR&D was expensed upon acquisition, because the technological feasibility of products under development had not been established and no alternative future uses existed. The IPR&D relates primarily to Emagic's Logic series technology and extensions. At the date of the acquisition, the products under development were between 43%-83% complete, and it was expected that the remaining work would be completed during the Company's fiscal 2003 at a cost of approximately $415,000. The remaining efforts, which were completed in 2003, included finalizing user interface design and development, and testing. The fair value of the IPR&D was determined using the income approach, which reflects the projected free cash flows that will be generated by the IPR&D projects and that are attributable to the acquired technology, and discounting the projected net cash flows back to their present value using a discount rate of 25%.

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

Other Income and Expense

Other income and expense for the three fiscal years ended September 27, 2003 are as follows (in millions):

	2003	2002	2001
Gains (losses) on non-current investments, net	$10	$(42)	$88
Unrealized loss on convertible securities	$—	$—	$(13)
Interest income	$69	$118	$218
Interest expense	(8)	(11)	(16)
Gains on sales of short term investments, net	21	7	—
Other income (expense), net	(5)	(2)	15
Gain on forward purchase agreement	6	—	—

Interest and other income, net	$83	$112	$217

Total other income and expense	$93	$70	$292

Gains and Losses on Non-current Investments

The Company has held investments in EarthLink Inc. (EarthLink), Akamai Technologies, Inc. (Akamai), ARM Holdings plc (ARM) and certain investments in private companies. These investments have been reflected in the consolidated balance sheets as long term assets within other assets and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. The Company recognizes an impairment charge to earnings in the event a decline in fair value below the cost basis of one of these investments is determined to be other-than-temporary. The Company includes recognized gains and losses resulting from the sale or from other-than-temporary declines in fair value associated with these investments in other income and expense. Further information related to the Company's non-current debt and equity investments may be found in Part II, Item 8 of this Form 10-K at Note 2 of Notes to Consolidated Financial Statements.

During 2003, the Company sold 1,875,000 shares of Akamai stock for net proceeds of approximately $9 million, and a gain before taxes of approximately $8 million. Additionally, the Company sold its remaining investment in ARM stock, 278,000 shares, for net proceeds of approximately $295,000, and a gain before taxes of $270,000, and sold its remaining investment in EarthLink stock, 6,540,000 shares, for net proceeds of approximately $37 million, and a gain before taxes of $2 million. The fair value of the Company's remaining investment in Akamai as of September 27, 2003, was approximately $5 million.

During 2002, the Company determined that declines in the fair value of certain of these investments were other-than-temporary. As a result, the Company recognized a $44 million charge to earnings to writedown the basis of its investment in EarthLink, a $6 million charge to earnings to writedown the basis of its investment in Akamai, and a $15 million charge to earnings to writedown the basis of its investment in a private company investment. These losses in 2002 were partially offset by the sale of 117,000 shares of EarthLink stock for net proceeds of $2 million and a gain before taxes of $223,000, the sale of 250,000 shares of Akamai stock for net proceeds of $2 million and a gain before taxes of $710,000, and the sale of approximately 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million.

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

Unrealized Loss on Convertible Securities

On October 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 required the Company to adjust the carrying value of the derivative component of its investment in Samsung to earnings during the first quarter of 2001, the before tax effect of which was an unrealized loss of approximately $13 million.

Interest and Other Income, Net

Net interest and other income decreased $29 million or 26% to $83 million during 2003. The decrease is primarily the result of declining investment yields on the Company's cash and short-term investments resulting from substantially lower market interest rates. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments fell to 1.89% in 2003 compared to 2.85% in 2002. The decrease is offset by the increase of $14 million from the gain on the sales of short term investments from the Company's fixed income portfolio, and the increase of $6 million from the gain on the forward purchase agreement during the fourth quarter of 2003.

Net interest and other income was $112 million in fiscal 2002, compared to $217 million in fiscal 2001. This $105 million or 48% decrease was primarily the result of declining investment yields on the Company's cash and short-term investments resulting from substantially lower market interest rates. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments fell to 2.85% in 2002 compared to 5.38% in 2001.

Provision for Income Taxes

The Company's effective tax rate for 2003 was 26% compared to the higher statutory rate due primarily to research and development credits, a non-taxable gain on stock repurchase and certain undistributed foreign earnings for which no U.S. taxes were provided. As of September 27, 2003, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $452 million before being offset against certain deferred tax liabilities and a valuation allowance for presentation on the Company's consolidated balance sheet. As of September 27, 2003, a valuation allowance of $30 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates principally to the operating loss carryforwards acquired from NeXT and other acquisitions, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover the remaining net deferred tax assets. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

On April 10, 2003, the Internal Revenue Service (IRS) proposed adjustments to the Company's federal income tax returns for the years 1998 through 2000, and the Company has made certain prepayments thereon. Certain of these adjustments are being contested through the IRS Appeals Office. Substantially all IRS audit issues for years prior to 1998 have been resolved. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

Cumulative Effects of Accounting Changes

Financial Instruments with Characteristics of Both Liabilities and Equity

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities certain freestanding financial instruments that embody obligations for the issuer and have characteristics of both liabilities and equity. The Company adopted the provisions of SFAS No. 150 on June 29, 2003, which resulted in a favorable cumulative effect type adjustment of approximately $3 million. This adjustment represented the mark-to-market adjustment to fair value for a forward purchase agreement that allowed the Company to acquire 1.5 million shares of its common stock at a price of $16.64 per share. The Company settled this forward purchase agreement in August 2003. The settlement resulted in an additional gain of approximately $6 million, which is included in interest and other income, net.

Accounting for Asset Retirement Obligations

On September 29, 2002, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Net of the related income tax effect of approximately $1 million, adoption of SFAS No. 143 resulted in an unfavorable cumulative-effect type adjustment to net income during 2003 of approximately $2 million. This adjustment represents cumulative depreciation and accretion that would have been recognized through the date of adoption of SFAS No. 143 had the statement been applied to the Company's existing asset retirement obligations at the time they were initially incurred.

Accounting for Derivatives

The adoption of SFAS 133 during 2001 resulted in a favorable cumulative-effect type adjustment of approximately $12 million, net of a related income tax effect of approximately $5 million.

Further information related to the adoption of SFAS Nos. 133, 143 and 150 and the resulting cumulative accounting effects may be found in Part II, Item 8 of this Form 10-K at Note 1 of Notes to Consolidated Financial Statements.

Accounting for Stock-Based Compensation

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25,

Accounting for Stock Issued to Employees and provides pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. The Company has elected to follow APB Opinion No. 25 because, as further discussed in Part II, Item 8 of this Form 10-K at Note 1 of the Notes to Consolidated Financial Statements, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plan shares. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

The FASB decided on April 22, 2003 to require all companies to expense the value of employee stock options. Companies will be required to measure the cost of employee stock options according to their fair value. The FASB has indicated that it plans to issue in the first quarter of calendar year 2004 an exposure draft of a new accounting standard addressing this matter. Prior to issuance of this exposure draft, the FASB has indicated it will be addressing several significant technical issues. Among other things, the FASB must determine the extent to which the new accounting standard will permit adjustments to recognized expense for actual option forfeitures and actual performance outcomes. This determination will affect the timing and amount of compensation expense recognized. Also, a method to determine the fair value of employee stock options must be established. Current accounting standards require use of an option-pricing model, such as the Black-Scholes formula, to determine fair value and provide guidance on adjusting some of the input factors used in the model. This valuation approach has received significant criticism and may be subject to changes that could have a significant impact on the calculated fair value of employee stock options under the new standard.

At the Company's annual shareholder's meeting on April 24, 2003, shareholders approved a proposal requesting that the Company's Board of Directors (the Board) establish a policy of expensing the value of all future employee stock options issued by the Company. The Board and management appreciate and take seriously the views expressed by the Company's shareholders. As discussed in the Company's Form 10-Q for the period ended March 29, 2003, the Company had decided not to expense the value of employee stock options until the FASB finalizes its new accounting standard on the matter. The Company based this decision on the FASB's announced intention to soon require all companies to expense the value of employee stock options and the FASB's near-term review of technical issues that will play a significant role in determining the fair value of and accounting for employee stock options. The Company monitors progress at the FASB and other developments with respect to the general issue of employee stock compensation. In the future, should the Company expense the value of employee stock options, either out of choice or due to new requirements issued by the FASB, the Company may have to recognize substantially more compensation expense in future periods that could have a material adverse impact on the Company's future results of operations.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applied immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of the provision of FIN 46 related to variable interests created after January 31, 2003 did not have a material impact on the Company's results of operations or financial position. The Company continues to evaluate the provisions of FIN 46, and does not believe that the adoption of the remaining provisions will have a material impact on its results of operations or financial position.

In May 2003, the FASB's Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue transactions entered into in fiscal periods beginning after June 15, 2003. Additionally, in August 2003, the EITF reached consensus on EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, "Software Revenue Recognition," to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software. EITF Issue No. 03-5 provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2, and accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF Issue No. 00-21 or SOP 97-2. The Company currently applies the requirements of SOP No. 97-2 when accounting for all multiple element transactions. The Company does not anticipate the application of either EITF Issue Nos. 00-21 or 03-5 will have a significant impact on its results of operations or financial position.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the last three fiscal years (dollars in millions):

	2003	2002	2001
Cash, cash equivalents, and short-term investments	$4,566	$4,337	$4,336
Accounts receivable, net	$766	$565	$466
Inventory	$56	$45	$11
Working capital	$3,530	$3,730	$3,625
Days sales in accounts receivable (DSO) (a)	41	36	29
Days of supply in inventory (b)	4	4	1
Days payables outstanding (DPO) (c)	82	77	73
Annual operating cash flow	$289	$89	$185

  (a)
  DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

  (b)
  Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

  (c)
  DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of September 27, 2003, the Company's cash, cash equivalents, and short-term investments portfolio totaled $4.566 billion, an increase of $229 million from the end of fiscal 2002. The Company's short-term investment portfolio consists primarily of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company's investments are generally liquid and investment grade.

As a result of declining investment yields on the Company's cash equivalents and short-term investments resulting from substantially lower market interest rates during 2003, the Company has elected to reduce the average maturity of its portfolio to maintain liquidity for future investment opportunities when market interest rates increase. Accordingly, during 2003 the Company increased its holdings in short-term investment grade instruments, both in U.S. corporate and foreign securities, that are classified as cash equivalents and has reduced its holdings in longer-term U.S. corporate securities classified as short-term investments.

Although the Company's cash, cash equivalents, and short-term investments increased in 2003, the Company's working capital at September 27, 2003 decreased by $200 million as compared to the end of fiscal 2002 due primarily to the current year reclassification of the Company's long-term debt as a current obligation resulting from its scheduled maturity in February 2004.

The primary sources of total cash and cash equivalents in fiscal 2003 were $289 million in cash generated by operating activities and $53 million in proceeds from the issuance of common stock, partially offset by $164 million utilized for capital expenditures and $26 million for the repurchase of common stock.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, debt obligations, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Debt

The Company currently has debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes that were originally issued in 1994. The notes, which pay interest semiannually, were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes, along with approximately $4 million of unamortized deferred gains on closed interest rate swaps, are due in February 2004 and therefore have been classified as current debt as of September 27, 2003. The Company currently anticipates utilizing its existing cash balances to settle these notes when due.

Capital Expenditures

The Company's total capital expenditures were $164 million during fiscal 2003, $92 million of which were for retail store facilities and equipment related to the Company's Retail segment and $72 million of which were primarily for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $160 million for capital expenditures during 2004, approximately $85 million of which is expected to be utilized for further expansion of the Company's Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million. In August 2003, the Company settled this agreement prior to its maturity, at which time the Company's common stock had a fair value of $22.81. Other than this forward purchase transaction, the Company has not engaged in any transactions to repurchase its common stock since fiscal 2000. Since inception of the stock repurchase plan, the Company had repurchased a total of 6.55 million shares at a cost of $217 million. The Company was still authorized to repurchase up to an additional $283 million of its common stock as of September 27, 2003.

Off-Balance Sheet Arrangements

The Company has not entered into any transactions with unconsolidated entities whereby the Company has financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

Lease Commitments

As of September 27, 2003, the Company had total outstanding commitments on noncancelable operating leases of approximately $600 million, $354 million of which related to the lease of retail space and related facilities. Remaining terms on the Company's existing operating leases range from 1 to 12 years. Subsequent to September 27, 2003, the Company entered into additional operating lease commitments for retail space with future lease commitments totaling $64 million for periods ranging from 10 to 12 years.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company's products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 1 to 3 months. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company's forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. As of September 27, 2003, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $848 million.

Indemnifications

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

General economic conditions and current economic and political uncertainty could adversely affect the demand for the Company's products and the financial health of its suppliers, distributors, and resellers.

The Company's operating performance depends significantly on general economic conditions. For much of the past several years, demand for the Company's products has been negatively impacted by difficult global economic conditions. Additionally, some of the Company's education customers appear to be delaying technology purchases due to concerns about the overall impact of the weaker economy on their available funding. Continued uncertainty about future economic conditions continues to make it difficult to forecast future operating results. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company's products could continue to be adversely affected, as could the financial health of its suppliers, distributors, and resellers.

War, terrorism or public health issues could disrupt supply, delivery or demand of products which could negatively affect the Company's operations and performance.

War, terrorism or public health issues, whether in the U.S. or abroad, have caused and could continue to cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, the Company, and the Company's suppliers or customers. Although it is impossible to predict the occurrences or consequences of any such events, such events could result in a decrease in demand for the Company's products, make it difficult or impossible to deliver products to its customers, or to receive components from its suppliers, and could create delays and inefficiencies in the Company's supply chain. The Company's operating results and financial condition have been, and in the future may continue to be, adversely affected by these events.

The Company and some of its manufacturing vendors and component suppliers have significant operations in various locations throughout Asia, including locations in mainland China, the Hong Kong Special Administrative Region, and Singapore, all of which were subject to the World Health Organization and Centers for Disease Control and Prevention severe acute respiratory syndrome (SARS) travel advisories at times during the second and third quarters of fiscal 2003. Similar travel advisories were issued for Taiwan, where a significant amount of the Company's portable Macintosh systems and the iPod are assembled. Should the severity of the SARs threat increase or other public health issues arise, the Company could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company's manufacturing vendors and component suppliers.

The market for personal computers and related peripherals and services is highly competitive. If the Company is unable to effectively compete in these markets, its results of operations could be adversely affected.

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, and a large number of competitors. Over the past several years, price competition in the market for personal computers and related peripherals has been particularly intense. The Company's competitors who sell Windows-based personal computers have aggressively cut prices and lowered their product margins in order to gain or maintain market share in response to the weakness in demand that began in the second half of calendar 2000 for personal computing products. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by these and other industry-wide pricing pressures and downward pressures on gross margins.

The personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional personal computers may compete for market share with the Company's existing products. Several competitors of the Company have either targeted or announced their intention to target certain of the Company's key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing. Several of the Company's competitors have introduced or announced plans to introduce digital music products that mimic many of the unique design, technical features, and solutions of the Company's products. The Company has a significant number of competitors, many of whom have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company. Additionally, there has been a trend towards consolidation in the personal computer industry that has resulted in larger and potentially stronger competitors in the Company's markets.

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

The Company is currently focused on market opportunities related to digital music distribution and related consumer electronic devices including iPods. The Company faces increasing competition from other companies promoting their own digital music distribution services, free peer-to-peer music services, emerging companies, and larger companies that may have greater resources, including technical and marketing resources, and supplier relationships. There can be no assurance that the Company will be able to provide products and services that effectively compete in these markets. Failure to effectively compete could negatively affect the Company's operating results and financial position.

The Company has higher research and development and selling, general and administrative costs, as a percentage of revenue, than many of its competitors.

The Company's ability to compete successfully and maintain attractive gross margins is heavily dependent upon its ability to ensure a continuing and timely flow of innovative and competitive products and technologies to the marketplace. As a result, the Company incurs higher research and development costs as a percentage of revenue than its competitors who sell personal computers based on other operating systems. Many of these competitors seek to compete aggressively on price and maintain very low cost structures. Further, as a result of the expansion of the Company's Retail segment and costs associated with marketing the Company's brand including its unique operating system, the Company incurs higher selling costs as a percentage of revenue than many of its competitors. If the Company is unable to continue to develop and sell innovative new products with attractive gross margins, its results of operations may be materially adversely affected by its operating cost structure.

The Company must successfully manage frequent product introductions and transitions in order to remain competitive and effectively stimulate customer demand.

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of the Company's existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; the Company's ability to manage the risks associated with product transitions, including production ramp issues; the availability of application software for new products; the effective management of inventory levels in line with anticipated product demand; the availability of products in appropriate quantities to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect that new products will have on its sales or results of operations.

During 2001, the Company introduced a new client operating system, Mac OS X, and delivered its first major upgrade, Mac OS X version 10.1. Other major upgrades include Mac OS X Jaguar in 2002 and most recently Mac OS X Panther in October 2003. Inability of the Company to provide additional improvements in the performance and functionality of Mac OS X, advance customer acceptance of the new operating system and its upgrades, obtain the continued commitment of software developers to transition existing applications to run on Mac OS X, or create new applications to run on Mac OS X, may have an adverse impact on the Company's operating results and financial condition.

Because orders for components, and in some cases commitments to purchase components, must be placed in advance of customer orders, the Company faces substantial inventory risk.

The Company records a write-down for inventories of components and products that have become obsolete or are in excess of anticipated demand or net realizable value and accrues necessary reserves for cancellation fees of orders for inventories that have been cancelled. Although the Company believes its inventory and related provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the computer industry, no assurance can be given that the Company will not incur additional inventory and related charges. In addition, such charges have had, and may have, a material effect on the Company's financial position and results of operations.

The Company must order components for its products and build inventory in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products. Consistent with industry practice, components are normally acquired through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company's forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. The Company's operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Future operating results are dependent upon the Company's ability to obtain a sufficient supply of components, some of which are in short supply or available only from limited sources.

Although most components essential to the Company's business are generally available from multiple sources, certain key components including microprocessors and ASICs are currently obtained by the Company from single or limited sources. Some key components (including without limitation DRAM, TFT-LCD flat-panel displays, and optical and magnetic disk drives), while currently available to the Company from multiple sources, are at times subject to industry-wide availability and pricing pressures. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers' yields have matured. The Company and other producers in the personal computer industry also compete for various components with other industries that have experienced increased demand for their products. The Company uses some components that are not common to the rest of the personal computer industry including certain microprocessors and ASICs. Continued availability of these components may be affected if producers were to decide to concentrate on the production of components other than those customized to meet the Company's requirements. If the supply of a key component were to be delayed or constrained on a new or existing product, the Company's results of operations and financial condition could be adversely affected.

The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC-based microprocessor for the Company's Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company's competitors by Intel Corporation and other developers and producers of microprocessors used by personal computers using other operating systems. Further, despite its efforts to educate the marketplace to the contrary, the Company believes that many of its current and potential customers believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by other operating systems and translates to slower overall system performance. There have been instances in recent years where the inability of the Company's suppliers to provide advanced PowerPC G4 and G3 microprocessors with higher clock speeds in sufficient quantity has had significant adverse effects on the Company's results of operations. In addition, currently IBM is the Company's sole supplier of the G5 processor used in current Power Macintosh products and Motorola is the sole supplier of the G4 processors. The inability in the future of the Company to obtain microprocessors in sufficient quantities with competitive price/performance features could have an adverse impact on the Company's results of operations and financial condition.

The Company relies on third-party music content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with third parties to offer their music content to customers through the Company's iTunes Music Store. The Company pays substantial fees to obtain the rights to offer to its customers this third-party music. Many of the Company's licensing arrangements with these third-party content providers are short-term in nature and do not guarantee the future renewal of these arrangements at commercially reasonable terms, if at all. Certain parties in the music industry have announced their intent to consolidate their music distribution operations, which could limit the availability and increase the fees required to offer music content to customers through the iTunes Music Store. If the Company is unable to continue to offer a wide variety of music content at reasonable prices with acceptable usage rules, or expand its geographic reach outside the United States, then sales and gross margins of the Company's iTunes Music Store as well as related hardware and peripherals, including iPods, may be adversely affected.

Third-party content providers and artists require that the Company provide certain digital rights management solutions and other security mechanisms. If the requirements from content providers or artists change, then the Company may be required to further develop or license technology to address such new rights and requirements. There is no assurance that the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner, if at all, which could have a materially adverse affect on the Company's operating results and financial position.

The Company is dependent on manufacturing and logistics services provided by third parties, many of whom are located outside of the United States.

Many of the Company's products are manufactured in whole or in part by third-party manufacturers. In addition, the Company has outsourced much of its transportation and logistics management. While outsourcing arrangements may lower the fixed cost of operations, they also reduce the Company's direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain at least initially responsible to the ultimate consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company's future operating results and financial condition.

Final assembly of products sold by the Company is conducted in the Company's manufacturing facilities in Sacramento, California, and Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the Netherlands, the People's Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company's products and final assembly of substantially all of the Company's portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in Japan, Taiwan and China. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, medical, political, or military conditions or events, the Company's results of operations and financial condition could be adversely affected.

The Company's products, from time to time, experience quality problems that can result in decreased net sales and operating profits.

The Company sells highly complex hardware and software products that can contain defects in design and manufacture. Sophisticated operating system software and applications, such as those sold by the Company, often contain "bugs" that can unexpectedly interfere with the operation of the software. Defects may also occur in components and products the Company purchases from third-parties that may be beyond its control. There can be no assurance that the Company will be able to detect and fix all defects in the hardware and software it sells. Failure to do so could result in lost revenue, loss of reputation, and significant expense to remedy.

The Company's retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through November 2003, the Company has opened 74 retail stores including its first international store in Tokyo, Japan. The Company's retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 15 years. The Company could incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company's results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment's costs are fixed because of depreciation on store construction costs and lease expense. As a result, significant losses would result should the Retail segment experience a decline in sales for any reason.

Certain of the Company's stores have been designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company's more typical retail stores. The Company has opened four such stores and has one under construction. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 15 years with total commitments per location over the lease terms ranging from $25 million to $50 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company's results of operations and financial condition.

Many of the general risks and uncertainties the Company faces could also have an adverse impact on its Retail segment. Also, many factors unique to retail operations present risks and uncertainties, some of which are beyond the Company's control, that could adversely affect the Retail segment's future results, cause its actual results to differ from those currently expected, and/or have an adverse effect on the Company's consolidated results of operations. Potential risks and uncertainties unique to retail operations that could have an adverse impact on the Retail segment include, among other things, macro-economic factors that have a negative impact on general retail activity; inability to manage costs associated with store construction and operation; lack of consumer acceptance of the Company's retail approach; failure to attract new users to the Macintosh platform; inability to sell third-party hardware and software products at adequate margins; failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations outside the United States; costs associated with unanticipated fluctuations in the value of Apple-branded and third-party retail inventory; and inability to obtain quality retail locations at reasonable cost.

Unit sales of the Company's professionally oriented desktop systems have declined sharply over the past several years negatively impacting net sales and gross margin.

Unit sales of Power Macintosh systems fell 13% during 2003 as compared to 2002 and fell 18% in 2002 from 2001. Power Macintosh unit sales have fallen as a percentage of total Macintosh unit sales from 30% in 2001 to 22% in 2003. The Company believes that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers who are the primary users of such systems. Also, it is likely that many of the Company's current and potential customers, particularly professional and creative customers who are most likely to utilize the Company's Power Macintosh systems, believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by other operating systems and translates to slower overall system performance. In addition to the negative impact on net sales, declining sales of Power Macintosh systems also have a negative effect on the Company's overall gross margin because Power Macintosh systems generally have higher individual gross margins than the Company's other Macintosh systems. Continued deterioration in Power Macintosh unit sales could adversely affect the Company's future net sales and gross margin. If future unit sales of Power Macintosh systems fail to partially or fully recover, it will be difficult for the Company to improve its overall profitability. While the Company has introduced faster Power Macintosh systems utilizing 64-bit PowerPC G5 processors during 2003, there can be no assurance that introduction of such systems will favorably impact net sales either in the short or long term.

The Company faces increasing competition in the U.S. education market.

Sales in the United States to both elementary and secondary schools, as well as for college and university customers, remain a core market for Apple. Net sales in these markets fell to 18% of the Company's total net sales in 2003 from 21% and 26% in 2002 and 2001, respectively. The drop in 2003 reflects declines in both net sales and Macintosh unit sales in these markets of 4% and 6%, respectively, in fiscal 2003 compared to 2002. Additionally, several competitors of the Company have either targeted or announced their intention to target the education market for personal computers, which could also negatively affect the Company's market share. In an effort to regain market share and remain competitive, the Company has been and will continue to pursue 1:1 learning solutions in education. These 1:1 solutions and other strategic sales are generally priced more aggressively and could result in significantly less profitability or even in financial losses, particularly for larger deals. Although the Company believes it has taken certain steps to strengthen its position in the education market, there can be no assurance that the Company will be able to increase or maintain its share of the education market or execute profitably on large strategic arrangements. Failure to do so may have an adverse impact on the Company's operating results and financial condition.

The Company's future operating performance is dependent on the performance of distributors and other resellers of the Company's products.

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers, many of whom distribute products from competing manufacturers. In addition, the Company also sells many of its products and resells certain third-party products in most of its major markets directly to end users, certain education customers, and certain resellers through its online stores around the world. The Company also sells its own products and certain third-party products through its retail stores. Many of the Company's significant resellers operate on narrow product margins and have been negatively affected by current economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company's distribution and retail channel partners. The Company's business and financial results could be adversely affected if the financial condition of these resellers weaken, if resellers within consumer channels were to cease distribution of the Company's products, or if uncertainty regarding demand for the Company's products caused resellers to reduce their ordering and marketing of the Company's products. The Company has invested and will continue to invest in various programs to enhance reseller sales, including staffing selected resellers' stores with Company employees. These programs could require a substantial investment from the Company, while providing no assurance of return or incremental revenue to offset this investment.

Over the past several years, an increasing proportion of the Company's net sales have been made by the Company directly to end-users through its online stores around the world and through its retail stores in the United States. Some of the Company's resellers have perceived this expansion of the Company's direct sales as conflicting with their own business and economic interests as distributors and resellers of the Company's products. Perception of such a conflict could discourage the Company's resellers from investing additional resources in the distribution and sale of the Company's products or lead them to limit or cease distribution of the Company's products. The Company's business and financial results could be adversely affected if expansion of its direct sales to end-users causes some or all of its resellers to cease or limit distribution of the Company's products.

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

Derivative instruments, such as foreign exchange forward and option positions, and interest rate swap and option positions have been utilized by the Company to hedge exposures to fluctuations in interest rates and foreign currency exchange rates. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates.

Further information related to the Company's global market risks may be found in Part II, Item 7A of this Form 10-K under the subheading "Foreign Currency Risk" and may be found in Part II, Item 8 of this Form 10-K at Notes 1 and 2 of Notes to Consolidated Financial Statements, which information is hereby incorporated by reference.

The Company's future performance is dependent upon support from third-party software developers. If third-party software applications cease to be developed or available for the Company's hardware products, then customers may choose not to buy the Company's products.

The Company believes that decisions by customers to purchase the Company's personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software for particular applications such as Microsoft Office. The Company also believes the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the Company's financial losses in prior years and the minority market share held by the Company in the personal computer market, as well as the Company's decision to end its Mac OS licensing program, have caused software developers to question the Company's prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. Moreover, there can be no assurance software developers will continue to develop software for Mac OS X, the Company's operating system, on a timely basis or at all.

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

In August 1997, the Company and Microsoft Corporation entered into patent cross license and technology agreements. In addition, for a period of five years through August 2002, and subject to certain limitations related to the number of Macintosh computers sold by the Company, Microsoft was required to make versions of its Microsoft Office and Internet Explorer products for the Mac OS. Although Microsoft has released Microsoft Office and Internet Explorer for Mac OS X, Microsoft is not obligated to produce future versions of its products subsequent to August 2002. While the Company believes its relationship with Microsoft has been and will continue to be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Company does compete directly with Microsoft in a number of key areas. Accordingly, Microsoft's interest in producing application software for the Mac OS following expiration of the agreements may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating system. Discontinuance of Microsoft Office and other Microsoft products for the Macintosh platform would have an adverse effect on the Company's net sales and results of operations. In June of 2003, Microsoft stated that it would no longer develop new versions of Internet Explorer for the Mac OS. Microsoft's decision to discontinue development of Internet Explorer for Mac OS X appears to have been influenced in part by the Company's introduction during 2003 of its own web browser, Safari. It is unclear what impact, if any, Microsoft's decision to cease further development of Internet Explorer for Mac OS X will have on the Company. However, if customers chose not to purchase the Company's products because Internet Explorer is not available on the Macintosh platform or should websites fail to provide support for web browsers other than Internet Explorer, the Company's net sales and results of operations could be materially adversely affected.

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

Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company's products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company's future operating results and financial condition could be adversely affected. Information regarding claims and litigation involving the Company related to alleged patent infringement and other matters is set forth in

Part I, Item 3 of this Form 10-K. In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would individually or in the aggregate have a material adverse effect on its results of operations, or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part I, Item 3 of this Form 10-K or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company's profit margins vary among its products and its distribution channels. As a result, the overall profitability of the Company in any given period will depend, in part, on the product, geographic, and channel mix reflected in that period's net sales.

The typical concentration of net sales in the third month of the Company's fiscal quarters can adversely affect the Company's business and operating results.

The Company generally sells more products during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer industry. This sales pattern can produce pressure on the Company's internal infrastructure during the third month of a quarter and may adversely impact the Company's ability to predict its financial results accurately. Developments late in a quarter, such as lower-than-anticipated demand for the Company's products, an internal systems failure, or failure of one of the Company's key logistics, components suppliers, or manufacturing partners, can have significant adverse impacts on the Company and its results of operations and financial condition.

The Company's success depends largely on its ability to attract and retain key personnel.

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including its Chief Executive Officer, members of its executive team, and those in technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company's employees are located. The Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Potential accounting regulations requiring the expensing of stock options may impair the Company's future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

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

The Company's major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, medical conditions, and other events beyond its control. The majority of the Company's research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. The Company does not carry earthquake insurance for direct quake-related losses. The Company's operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or manmade disaster.

Failure of the Company's information technology systems and breaches in the security of data could adversely affect the Company's future operating results.

Information technology system failures and breaches of data security could disrupt the Company's ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns by its implementation of sophisticated network security and internal control measures. However, there can be no assurance that a system failure or data security breach will not have a material adverse effect on the Company's results of operations.

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

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates, including various European Union member countries, Japan and California. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company's results of operation and financial position.

Changes in accounting rules could adversely affect the Company's future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who interpret and create appropriate accounting regulations. A change from current accounting regulations can have a significant effect on the Company's results of operations and could impact the manner in which the Company conducts business.

Unanticipated changes in the Company's tax rates could affect its future results.

The Company's future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company's deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, the Company is subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on its operating results and financial condition.

The Company's stock price may be volatile.

The Company's stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have been unrelated to the operating performance of these companies. These factors, including lack of positive performance in the Company's stock price, as well as general economic and political conditions and investors' concerns regarding the credibility of corporate financial reporting and integrity of financial markets, may materially adversely affect the market price of the Company's stock in the future.

The Company's acquisition activity could disrupt its ongoing business and may present risks not contemplated at the time of the transaction.

The Company has acquired and may continue to acquire companies that have products, services, personnel and technologies that complement the Company's strategic direction and product roadmap. These acquisitions may involve significant risks and uncertainties, including difficulties in incorporating the acquired companies' operations and technologies; distraction of management's attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with acquisition; and unidentified issues not discovered in the Company's due diligence process, including product quality issues and legal contingencies. Acquisitions are inherently risky, and no assurance can be given that the Company's previous or future acquisitions will be successful and will not materially adversely affect business, operating results or financial condition. The Company has generally paid cash for its acquisitions. Should the Company issue its common stock or other equity related purchase rights as consideration in an acquisition, current shareholders' percentage ownership and earnings per share may become diluted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Currency Risk Management

To ensure the adequacy and effectiveness of the Company's foreign exchange and interest rate hedge positions, as well as to monitor the risks and opportunities of the non-hedge portfolios, the Company regularly reviews its foreign exchange forward and option positions, and its interest rate swap and option positions both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures, respectively, from both an accounting and an economic perspective. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures intended to hedge, there can be no assurance the aforementioned programs will offset more than a portion of the adverse financial impact resulting from unfavorable movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's operating results and financial position. The Company adopted SFAS No. 133 as of October 1, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

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

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and debt obligations and related derivative financial instruments. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of September 27, 2003, approximately $629 million of the Company's short-term investments had underlying maturities ranging from 1 and 5 years. As of September 28, 2002, $1.087 billion of the Company's investment portfolio classified as short-term investments had maturities ranging from 1 to 5 years. The remainder all had underlying maturities between 3 and 12 months. Due to liquidity needs, or in anticipation of credit deterioration, or for the purpose of duration management of the Company's investment portfolio, the Company may sell investments prior to their stated maturities. As a result of such activity, the Company recognized net gains of $21 million in 2003 and $7 million in 2002.

In order to provide a meaningful assessment of the interest rate risk associated with the Company's investment portfolio, the Company performed a sensitivity analysis to determine the impact that a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 27, 2003, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $12.9 million decline in the fair market value of the portfolio. As of September 28, 2002, a similar 100 basis point shift in the yield curve would have resulted in a $37.7 million decline in fair value. Such losses would only be realized if the Company sold the investments prior to maturity. Except in instances noted above, the Company's policy is to hold investments to maturity.

The Company sometimes enters into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program. The Company entered into no interest rate asset swaps during 2003 or 2002 and had no open interest rate asset swaps at September 27, 2003.

In prior years, the Company had entered into interest rate debt swaps with financial institutions. The interest rate debt swaps, which qualified as accounting hedges, generally required the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively converted the Company's fixed-rate 10-year debt to floating-rate debt and convert a portion of the floating rate investments to fixed rate. Due to prevailing market interest rates, during 2002 the Company entered into and then subsequently closed out debt swap positions realizing a gain of $6 million. During 2001 the Company closed out all of its then existing debt swap positions realizing a gain of $17 million. Both the gains in 2002 and 2001 were deferred, recognized in long-term debt and are being amortized to other income and expense over the remaining life of the debt.

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

In order to provide a meaningful assessment of the foreign currency risk associated with certain of the Company's foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (VAR) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate 3000 random market price paths. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company's foreign exchange portfolio due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments, and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $7.5 million as of September 27, 2003 compared to a maximum one-day loss of $3.8 million as of September 28, 2002. Because the Company uses foreign currency instruments for hedging purposes, losses incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual gains and losses in the future associated with the Company's investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 27, 2003 due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company's actual exposures and positions.

Item 8. Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 27, 2003	September 28, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$3,396	$2,252
Short-term investments	1,170	2,085
Accounts receivable, less allowances of $49 and $51, respectively	766	565
Inventories	56	45
Deferred tax assets	190	166
Other current assets	309	275

Total current assets	5,887	5,388
Property, plant, and equipment, net	669	621
Goodwill	85	85
Acquired intangible assets	24	34
Other assets	150	170

Total assets	$6,815	$6,298

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,154	$911
Accrued expenses	899	747
Current debt	304	—

Total current liabilities	2,357	1,658
Long-term debt	—	316
Deferred tax liabilities and other non-current liabilities	235	229

Total liabilities	2,592	2,203

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 900,000,000 shares authorized; 366,726,584 and 358,958,989 shares issued and outstanding, respectively	1,926	1,826
Deferred stock compensation	(62)	(7)
Retained earnings	2,394	2,325
Accumulated other comprehensive income (loss)	(35)	(49)

Total shareholders' equity	4,223	4,095

Total liabilities and shareholders' equity	$6,815	$6,298

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

Three fiscal years ended September 27, 2003	2003	2002	2001
Net sales	$6,207	$5,742	$5,363
Cost of sales	4,499	4,139	4,128

Gross margin	1,708	1,603	1,235

Operating expenses:
Research and development	471	446	430
Selling, general, and administrative	1,212	1,109	1,138
Restructuring costs	26	30	—
Purchased in-process research and development	—	1	11

Total operating expenses	1,709	1,586	1,579

Operating income (loss)	(1)	17	(344)
Other income and expense:
Gains (losses) on non-current investments, net	10	(42)	88
Unrealized loss on convertible securities	—	—	(13)
Interest and other income, net	83	112	217

Total other income and expense	93	70	292

Income (loss) before provision for (benefit from) income taxes	92	87	(52)
Provision for (benefit from) income taxes	24	22	(15)

Income (loss) before accounting changes	68	65	(37)

Cumulative effects of accounting changes, net of income taxes	1	—	12

Net income (loss)	$69	$65	$(25)

Earnings (loss) per common share before accounting changes:
Basic	$0.19	$0.18	$(0.11)
Diluted	$0.19	$0.18	$(0.11)
Earnings (loss) per common share:
Basic	$0.19	$0.18	$(0.07)
Diluted	$0.19	$0.18	$(0.07)
Shares used in computing earnings (loss) per share (in thousands):
Basic	360,631	355,022	345,613
Diluted	363,466	361,785	345,613

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions, except share amounts which are in thousands)

	Preferred Stock		Common Stock				Accumulated Other Comprehensive Income (Loss)
					Retained Earnings	Deferred Stock Compensation		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balances as of September 30, 2000	76	$76	335,677	$1,502	$2,285	$—	$244	$4,107
Components of comprehensive loss:
Net loss	—	—	—	—	(25)	—	—	(25)
Change in foreign currency translation	—	—	—	—	—	—	(3)	(3)
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	(267)	(267)
Change in unrealized gain on derivative investments, net of tax	—	—	—	—	—	—	4	4

Total comprehensive loss								(291)
Issuance of common stock and assumption of stock options in connection with acquisition	—	—	2,403	66	—	(13)	—	53
Amortization of deferred stock compensation	—	—	—	—	—	2	—	2
Common stock issued under stock plans	—	—	3,660	42	—	—	—	42
Conversion of Series A preferred stock	(76)	(76)	9,182	76	—	—	—	—
Tax benefit related to stock options	—	—	—	7	—	—	—	7

Balances as of September 29, 2001	—	$—	350,922	$1,693	$2,260	$(11)	$(22)	$3,920
Components of comprehensive income:
Net income	—	—	—	—	65	—	—	65
Change in foreign currency translation	—	—	—	—	—	—	5	5
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	(17)	(17)
Change in unrealized gain on derivative investments, net of tax	—	—	—	—	—	—	(15)	(15)

Total comprehensive income								38
Amortization of deferred stock compensation	—	—	—	—	—	4	—	4
Common stock issued under stock plans	—	—	8,037	105	—	—	—	105
Tax benefit related to stock options	—	—	—	28	—	—	—	28

Balances as of September 28, 2002	—	$—	358,959	$1,826	$2,325	$(7)	$(49)	$4,095
Components of comprehensive income:
Net income	—	—	—	—	69	—	—	69
Change in foreign currency translation	—	—	—	—	—	—	31	31
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	(12)	(12)
Change in unrealized gain on derivative investments, net of tax	—	—	—	—	—	—	(5)	(5)

Total comprehensive income								83
Amortization of deferred stock compensation	—	—	—	—	—	15	—	15
Write-off of deferred stock compensation	—	—	—	—	—	5	—	5
Common stock issued under stock plans	—	—	9,299	128	—	(75)	—	53
Settlement of forward purchase agreement	—	—	(1,531)	(35)	—	—	—	(35)
Tax benefit related to stock options	—	—	—	7	—	—	—	7

Balances as of September 27, 2003	—	$—	366,727	$1,926	$2,394	$(62)	$(35)	$4,223

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Three fiscal years ended September 27, 2003	2003	2002	2001
Cash and cash equivalents, beginning of the year	$2,252	$2,310	$1,191

Operating Activities:
Net income (loss)	69	65	(25)
Cumulative effects of accounting changes, net of taxes	(1)	—	(12)
Adjustments to reconcile net income (loss) to cash generated by operating activities:
Depreciation, amortization and accretion	113	114	100
Stock based compensation expense	16	5	2
Non-cash restructuring	12	8	—
Benefit from deferred income taxes	(11)	(34)	(36)
Loss on disposition of property, plant, and equipment	2	7	9
Gains on sales of short-term investments, net	(21)	(7)	—
(Gains) losses on sales of non-current investments, net	(10)	42	(88)
Gain on forward purchase agreement	(6)	—	—
Unrealized loss on convertible securities	—	—	13
Purchased in-process research and development	—	1	11
Changes in operating assets and liabilities:
Accounts receivable	(201)	(99)	487
Inventories	(11)	(34)	22
Other current assets	(34)	(114)	106
Other assets	(30)	(11)	12
Accounts payable	243	110	(356)
Other liabilities	159	36	(60)

Cash generated by operating activities	289	89	185

Investing Activities:
Purchases of short-term investments	(2,648)	(4,144)	(4,268)
Proceeds from maturities of short-term investments	2,446	2,846	4,811
Proceeds from sales of short-term investments	1,116	1,254	278
Proceeds from sales of non-current investments	45	25	340
Purchases of property, plant, and equipment	(164)	(174)	(232)
Cash used for business acquisitions	—	(52)	(19)
Other	33	(7)	(18)

Cash generated by (used for) investing activities	828	(252)	892

Financing Activities:
Proceeds from issuance of common stock	53	105	42
Cash used for repurchase of common stock	(26)	—	—

Cash generated by financing activities	27	105	42

Increase (decrease) in cash and cash equivalents	1,144	(58)	1,119

Cash and cash equivalents, end of the year	$3,396	$2,252	$2,310

Supplemental cash flow disclosures:
Cash paid during the year for interest	$20	$20	$20
Cash paid for income taxes, net	$45	$11	$42
Noncash transactions:
Issuance of common stock for conversion of Series A preferred stock	$—	$—	$76
Issuance of common stock in connection with acquisition	$—	$—	$66

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Apple Computer, Inc. and its subsidiaries (the Company) designs, manufactures and markets personal computers and related software, peripherals and personal computing and communicating solutions. The Company's products include the Macintosh line of desktop and notebook computers, the Mac OS X operating system, the iPod digital music player, and a portfolio of software products and peripherals for education, creative, consumer and business customers. The Company sells its products through its online stores, direct sales force, third-party wholesalers and resellers, and its own retail stores.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.

Typically, the Company's fiscal year ends on the last Saturday of September. Fiscal years 2003, 2002 and 2001 were each 52-week years. However, approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its first fiscal quarter. All information presented herein is based on the Company's fiscal calendar.

Financial Instruments

Cash Equivalents and Short-term Investments

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

Non-Current Debt and Equity Investments

The Company has made investments in non-current debt and equity investments of public and privately held companies that have been reflected in the consolidated balance sheets as long-term assets within other assets. They are not categorized as current assets either because, given their nature, they are not readily convertible into cash or because they represent potentially longer-term investments by the Company. Further, the fair value of these investments has been subject to a high degree of volatility. The Company's non-current debt and equity investments have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. However, the Company recognizes an impairment charge to earnings in the event a decline in fair value below the cost basis of one of these investments is determined to be other-than-temporary. The Company includes recognized gains and losses resulting from the sale or from other-than-temporary declines in fair value associated with these investments in other income and expense. Occasionally, the Company uses short-term equity derivatives to manage potential dispositions of non-current debt and equity investments. Any gains or losses associated with such derivatives are recognized currently in other income and expense.

Financial Instruments with Characteristics of Both Liabilities and Equity

On May 15, 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) certain freestanding financial instruments that embody obligations for the issuer and have characteristics of both liabilities and equity. The Company adopted the provisions of SFAS No. 150 on June 29, 2003, which resulted in a favorable cumulative-effect type adjustment of approximately $3 million. This adjustment related to a forward purchase agreement that allowed the Company to acquire 1.5 million shares of its common stock at an average price of $16.64 per share for a total cost of $25.5 million. The Company settled this forward purchase agreement in August 2003, which resulted in an additional gain of approximately $6 million representing the increase in fair value of the agreement from June 29, 2003 through the settlement date.

Derivative Financial Instruments

On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, hedging activities, and exposure definition. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect type adjustment to net income of approximately $12 million. Net of the related income tax effect of approximately $5 million, adoption of SFAS No. 133 resulted in a favorable cumulative-effect-type adjustment to other comprehensive income of approximately $12 million, all of which was reclassified to earnings during 2001. Management does not believe that ongoing application of SFAS No. 133 will significantly alter the Company's hedging strategies. However, its application may increase the volatility of other income and expense and other comprehensive income.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are attributable to a particular risk and that are designated as cash flow hedges, the net gain or loss on the derivative instrument is reported as a component of other comprehensive income in shareholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in achieving offsetting changes to expected future cash flows on hedged transactions. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that are attributable to a particular risk and that are designated as fair value hedges, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current earnings. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period.

For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. For currency option contracts, hedge effectiveness is measured based on changes in the total fair value of the option contract. Hedge effectiveness is assessed by comparing the present value of the cumulative change in expected future cash flows on the hedged transaction to changes in expected cash flow of the option hedge at maturity. The net gains or losses on derivative instruments qualifying as cash flow hedges are reported as components of other comprehensive income in shareholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any hedge ineffectiveness is recognized in current earnings in other income and expense. For interest rate swap agreements qualifying as fair value hedges, the Company assumes no ineffectiveness because these swaps meet the criteria for accounting under the short-cut method defined in SFAS No. 133.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by use of the declining balance and straight-line methods over the estimated useful lives of the assets, which are 30 years for buildings, from 2 to 5 years for equipment, and the shorter of lease terms or 10 years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

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

As of the date of adoption, the Company recorded a $6 million long-term asset retirement liability and a corresponding increase in leasehold improvements. This amount represents the present value of expected future cash flows associated with returning certain of the Company's leased properties to original condition. The difference between the gross expected future cash flow of $9.5 million and its present value of $6 million at September 29, 2002, is being accreted over the life of the related leases as an operating expense. Net of the related income tax effect of approximately $1 million, adoption of SFAS No. 143 resulted in an unfavorable cumulative-effect type adjustment to net income during the first quarter of 2003 of approximately $2 million. This adjustment represents cumulative depreciation and accretion that would have been recognized through the date of adoption of SFAS No. 143 had the statement been applied to the Company's existing asset retirement obligations at the time they were initially incurred.

The following table reconciles changes in the Company's asset retirement liability for fiscal 2003 (in millions):

Asset retirement liability recorded at September 29, 2002	$5.5
Additional asset retirement obligations recognized	0.5
Accretion recognized	1.2

Asset retirement liability as of September 27, 2003	$7.2

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. For the three years ended September 27, 2003, the Company has made no material adjustments to its long-lived assets, except those made in connection with the restructuring actions described in Note 5.

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated useful life. The Company completed its transitional goodwill impairment test as of October 1, 2001, and its annual goodwill impairment tests at August 30, 2003 and August 30, 2002, respectively, and found no impairment. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 10 years.

Foreign Currency Translation

The Company translates the assets and liabilities of its international non-U.S. functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are credited or charged to foreign currency translation included in "accumulated other comprehensive income (loss)" in shareholders' equity. The Company's foreign manufacturing subsidiaries and certain other international subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these translations were insignificant and have been included in the Company's results of operations.

Revenue Recognition

Net sales consist primarily of revenue from the sale of products (hardware, software, and peripherals), and extended warranty and support contracts. The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company's product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the United States, and for certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed to not be, fixed and determinable, revenue is deferred and subsequently recognized as amounts become due and payable.

Revenue from extended warranty and support contracts is deferred and recognized ratably over the warranty and support periods. These contracts typically include extended phone support, certain repairs, web-based support resources, diagnostic tools, and extend the Company's one-year basic limited parts and labor warranty.

The Company sells software and peripheral products obtained from other companies. The Company establishes its own pricing and retains related inventory risk, is the primary obligor in sales transactions with its customers, and assumes the credit risk for amounts billed to its customers. Accordingly, the Company recognizes revenue for the sale of products obtained from other companies at the gross amount billed.

Revenue on arrangements that include multiple elements such as hardware, software, and services is allocated to each element based on vendor specific objective evidence (VSOE) of the fair value of each element. Allocated revenue for each element is recognized when revenue recognition criteria have been met for each element. VSOE is determined based on the price charged when each element is sold separately.

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end user rebates, and other sales programs and volume-based incentives. The estimated cost of these programs is accrued as a reduction to revenue in the period the Company has sold the product and committed to a plan. The Company also records reductions to revenue for expected future product returns based on the Company's historical experience.

Generally, the Company does not offer specified or unspecified upgrade rights to its customers in connection with software sales or the sale of extended warranty and support contracts. However, a limited number of the Company's software products are available with maintenance agreements that grant customers rights to unspecified future upgrades over the maintenance term on a when and if available basis. Revenue associated with such maintenance is recognized ratably over the maintenance term.

Shipping Costs

The Company's shipping and handling costs are included in cost of sales for all periods presented.

Warranty Expense

The Company provides currently for the estimated cost for product warranties at the time the related revenue is recognized.

Research and Development

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers pursuant to SFAS No. 86, Computer Software to be Sold, Leased, or Otherwise Marketed. In most instances, the Company's products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally all software development costs have been expensed.

During the third and fourth quarters of 2003, the Company incurred substantial development costs associated with the development of Mac OS X version 10.3 (code-named "Panther"), which enhances the features and functionality of the previous version of Mac OS X, subsequent to achievement of technological feasibility as evidenced by public demonstration and release of a developer beta in June 2003, and prior to release of the final version of the product in the first quarter of 2004. Therefore, during 2003 the Company capitalized approximately $14.7 million of development costs associated with the development of Panther. Amortization of this asset began in the first quarter of 2004 when Panther was shipped and is being recognized on a straight-line basis in accordance with SFAS No. 86 over a 3 year estimated useful life.

During the third and fourth quarters of 2002, the Company incurred substantial development costs associated with the development of Mac OS X version 10.2 (code-named "Jaguar") subsequent to achievement of technological feasibility as evidenced by public demonstration and release of a developer beta in May 2002, and prior to release of the final version of the product in the fourth quarter of 2002. As such, the Company capitalized approximately $13.3 million of development costs associated with development of Jaguar. Amortization of this asset began in the fourth quarter of 2002 when Jaguar was shipped and is being recognized on a straight-line basis in accordance with SFAS No. 86 over a 3 year estimated useful life. In addition, during 2002, the Company also began capitalizing certain costs related to development of its new PowerSchool enterprise student information system. Capitalization of approximately $6 million began upon achievement of technological feasibility in the first quarter of 2002. The final version of the enterprise student information system was released in July 2002.

During 2001 the Company incurred substantial development costs associated with the development of the original version of Mac OS X, subsequent to release of a public beta version of the product and prior to release of the final product version. As a result, the Company capitalized approximately $5.4 million of development costs during 2001 associated with development of Mac OS X. Related amortization is computed by use of the straight-line method in accordance with SFAS No. 86 over a 8 year estimated useful life.

Total amortization related to capitalized software development costs was $5.8 million, $1.2 million and $350,000 in 2003, 2002 and 2001, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $193 million, $209 million, and $261 million for 2003, 2002, and 2001, respectively.

Restructuring Charges

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring) and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. This Statement was effective for exit or disposal activities initiated after December 31, 2002. The provisions of SFAS No. 146 were required to be applied prospectively after the adoption date to newly initiated exit activities.

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company applies the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation—Transition and Disclosure as if the fair value-based method had been applied in measuring compensation expense. The Company has elected to follow APB Opinion No. 25 because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plan shares. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income (loss) over the options' vesting period and the shares' plan period. The Company's pro forma information for each of the last three fiscal years follows (in millions, except per share amounts):

	2003	2002	2001
Net income (loss)—as reported	$69	$65	$(25)
Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	15	5	2
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(181)	(234)	(373)

Net loss—pro forma	$(97)	$(164)	$(396)

Net income (loss) per common share—as reported
Basic	$0.19	$0.18	$(0.07)
Diluted	$0.19	$0.18	$(0.07)
Net loss per common share—pro forma
Basic	$(0.27)	$(0.46)	$(1.15)
Diluted	$(0.27)	$(0.46)	$(1.15)

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

The following table sets forth the computation of basic and diluted earnings per share:

For the Years Ended	September 27, 2003	September 28, 2002	September 29, 2001
Numerator (in millions):
Income (loss) before accounting changes	$68	$65	$(37)
Cumulative effects of accounting changes, net of income taxes	$1	$—	$12

Net income (loss)	$69	$65	$(25)

Denominator (in thousands):
Weighted-average shares outstanding	360,631	355,022	345,613
Effect of dilutive options and dilutive restricted stock	2,835	6,763	—

Denominator for diluted earnings (loss) per share	363,466	361,785	345,613

Basic earnings (loss) per share before accounting changes	$0.19	$0.18	$(0.11)
Cumulative effects of accounting changes, net of tax	—	—	$0.04

Basic earnings (loss) per share after accounting changes	$0.19	$0.18	$(0.07)

Diluted earnings (loss) per share before accounting changes	$0.19	$0.18	$(0.11)
Cumulative effects of accounting changes, net of tax	—	—	$0.04

Diluted earnings (loss) per share after accounting changes	$0.19	$0.18	$(0.07)

Options to purchase 50.8 million and 58.0 million shares of common stock were outstanding at the end of 2003 and 2002, respectively, that were not included in the computation of diluted earnings per share for that year because the options' exercise price was greater than the average market price of the Company's common shares for that year and, therefore, the effect would be antidilutive. At September 29, 2001, the Company had options to purchase 97.2 million shares of its common stock outstanding, all of which were excluded from the computation of diluted loss per share for 2001 because the effect would have been antidilutive.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

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

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company's cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of September 27, 2003, and September 28, 2002 (in millions):

	September 27, 2003	September 28, 2002
Cash	$158	$161

U.S. Treasury and Agency securities	87	47
U.S. corporate securities	2,368	1,828
Foreign securities	783	216

Total cash equivalents	3,238	2,091

U.S. Treasury and Agency securities	454	674
U.S. corporate securities	623	1,330
Foreign securities	93	81

Total short-term investments	1,170	2,085

Total cash, cash equivalents, and short-term investments	$4,566	$4,337

The Company's short-term investment portfolio consists of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. The Company's U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized losses totaling $1 million on its investment portfolio, primarily related to investments with stated maturities greater than 1 year as of September 27, 2003 and net unrealized gains of $20 million on its investment portfolio, primarily related to investments with stated maturities greater than 1 year, as of September 28, 2002. The Company occasionally sells short-term investments prior to their stated maturities. As a result of such sales, the Company recognized net gains of $21 million in 2003 and $7 million in 2002. These net gains were included in interest and other income, net.

As of September 27, 2003, approximately $629 million of the Company's short-term investments had underlying maturities ranging from 1 to 5 years. The remaining short-term investments as of September 27, 2003 had maturities of 3 to 12 months. As of September 28, 2002, approximately $1.087 billion of the Company's short-term investments had underlying maturities ranging from 1 to 5 years. The remaining short-term investments as of September 28, 2002 had maturities of 3 to 12 months.

Accounts Receivable

Trade Receivables

The Company distributes its products through third-party resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers. However, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe and Asia and by arranging with third-

party financing companies to provide flooring arrangements and other loan and lease programs to the Company's direct customers. These credit financing arrangements are directly between the third-party financing company and the end customer. As such, the Company does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company's distribution and retail channel partners. Trade receivables from a single customer, Ingram Micro, Inc., accounted for approximately 10.3% and 10.8% of net accounts receivable as of September 27, 2003, and September 28, 2002, respectively.

The following table summarizes the activity in the allowance for doubtful accounts (in millions):

	2003	2002	2001
Beginning allowance balance	$51	$51	$64
Charged to costs and expenses	4	10	7
Deductions (a)	(6)	(10)	(20)

Ending allowance balance	$49	$51	$51

  (a)
  Represents amounts written off against the allowance, net of recoveries.

Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these raw material components directly from suppliers. These non-trade receivables, which are included in the consolidated balance sheets in other current assets, totaled $184 million and $142 million as of September 27, 2003, and September 28, 2002, respectively. The Company does not recognize any profits on these sales or reflect the sale of these components in its net sales.

Inventory Prepayment

In April 2002, the Company made a $100 million prepayment to an Asian supplier for the purchase of components over the following nine months. In return for this deposit, the supplier agreed to supply the Company with a specified level of components during the three consecutive fiscal quarters ended December 28, 2002. Approximately $53 million of this deposit remained unused as of September 28, 2002 and was reflected in the consolidated balance sheets in other current assets. During the first six months of 2003, the remainder of the deposit balance was fully utilized for the purchase of components. The deposit was unsecured and had no stated interest component. The Company imputed an amount to cost of sales and interest income during each period the deposit was outstanding at a 3.25% interest rate to reflect the economics of this transaction.

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

The following table shows the notional principal, net fair value, and credit risk amounts of the Company's foreign currency instruments as of September 27, 2003 and September 28, 2002 (in millions):

	September 27, 2003			September 28, 2002
	Notional Principal	Fair Value	Credit Risk Amounts	Notional Principal	Fair Value	Credit Risk Amounts
Foreign exchange instruments qualifying as accounting hedges:
Spot/Forward contracts	$464	$(21)	$—	$462	$1	$1
Purchased options	$512	$3	$3	$196	$—	$—
Sold options	$645	$(8)	$—	$392	$(4)	$—
Foreign exchange instruments other than accounting hedges:
Spot/Forward contracts	$445	$3	$3	$302	$—	$—
Purchased options	$8	$—	$—	$—	$—	$—
Sold options	$5	$—	$—	$—	$—	$—

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of year-end, and do not represent the amount of the Company's exposure to credit or market loss. The credit risk amount shown in the table above represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. The Company's exposure to credit loss and market risk will vary over time as a function of currency exchange rates.

The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 27, 2003 and September 28, 2002. In certain instances where judgment is required in estimating fair value, price quotes were obtained from several of the Company's counterparty financial institutions. Although the table above reflects the notional principal, fair value, and credit risk amounts of the Company's foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

For currency option contracts, hedge effectiveness is measured based on changes in the total fair value of the option contract. Hedge effectiveness is assessed by comparing the present value of the cumulative change in expected future cash flows on the hedged transaction to changes in expected cash flow of the option hedge at maturity. The net gains or losses on derivative instruments qualifying as cash flow hedges are reported as components of other comprehensive income in shareholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any hedge ineffectiveness is recognized in current earnings in other income and expense.

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

The Company may enter into foreign currency forward contracts to offset the translation and economic exposure of a net investment position in a foreign subsidiary. Hedge effectiveness on forwards designated as net investment hedges is measured based on changes in the fair value of the contract attributable to changes in the spot exchange rate. The effective portion of the net gain or loss on a derivative instrument designated as a hedge of the net investment position in a foreign subsidiary is reported in the same manner as a foreign currency translation adjustment. Any residual changes in fair value of the forward contract, including changes in fair value based on the differential between the spot and forward exchange rates, are recognized in current earnings in other income and expense.

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

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent 2 month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings in other income and expense. Any subsequent changes in fair value of such derivative instruments are also reflected in current earnings unless they are re-designated as hedges of other transactions. During 2002, the Company recorded net gains of $2.5 million in other income and expense related to the loss of hedge designation on discontinued cash flow hedges due to changes in the Company's forecast of future net sales and cost of sales and due to prevailing market conditions. During 2001, the Company recorded a net gain of $5.1 million in other income and expense related to the loss of hedge designation on discontinued cash flow hedges due to changes in the Company's forecast of future net sales and cost of sales. No net gains, or losses, of a similar nature were recorded in 2003.

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

The unrealized loss on the asset swaps as of September 30, 2000, of $5.7 million was deferred and then recognized in income in 2001 as part of the SFAS No. 133 transition adjustment effective on October 1, 2000. The Company closed out all of its existing interest rate asset swaps during 2001 realizing a gain of $1.1 million.

As of September 27, 2003 and September 28, 2002, the Company had no interest rate derivatives outstanding. Due to perceived market risk, the Company entered into interest rate swaps in early 2002. The interest rate swaps required the Company to pay a floating interest rate based on six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively converted the Company's fixed-rate 10-year debt to floating-rate debt. The Company assumed no ineffectiveness with regard to the debt interest swaps as each debt interest rate swap met the criteria for accounting under the short-cut method defined in SFAS No. 133 for fair value hedges of debt instruments. Accordingly, no net gains or losses were recorded in income relative to the Company's underlying debt interest rate swaps during fiscal 2002 until the Company closed out the positions in late 2002 due to prevailing market interest rates. Closing the debt interest rate swaps resulted in a realized gain of $6 million. This gain was deferred, recognized in long-term debt and is being amortized to other income and expense over the remaining life of the debt.

Debt

The Company currently has debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes that were originally issued in 1994. The notes, which pay interest semiannually, were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes, along with approximately $4 million of related unamortized deferred gains on closed interest rate swaps, are due in February of 2004 and therefore have been classified as current debt as of September 27, 2003. As of September 27, 2003 and September 28, 2002, the carrying amount of these notes, including unamortized deferred gains associated with closed debt interest rate swaps, was $304 million and $316 million, respectively, while the fair value was $302 million and $299 million, respectively. The fair value of the notes is based on their listed market values as of September 27, 2003 and September 28, 2002.

Non-Current Debt and Equity Investments and Related Gains and Losses

The Company has held investments in EarthLink, Inc. (EarthLink), Akamai Technologies, Inc. (Akamai), ARM Holdings plc (ARM), and Samsung Electronics Co., Ltd (Samsung). These investments have been reflected in the consolidated balance sheets as long term assets within other assets and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in total other income and expense. The combined fair value of these investments held by the Company was $5 million and $39 million as of September 27, 2003 and September 28, 2002, respectively.

EarthLink

In January 2000, the Company invested $200 million in EarthLink, an Internet service provider (ISP). The investment was in EarthLink's Series C Convertible Preferred Stock, which was convertible by the Company after January 4, 2001, into approximately 7.1 million shares of EarthLink common stock. Concurrent with this investment, EarthLink and the Company entered into a multi-year agreement to deliver ISP service to Macintosh users in the United States. Under the terms of the agreement, the Company profits from each new Mac customer that subscribes to EarthLink's ISP service for a specified period of time, and EarthLink is the default ISP in the Company's Internet Setup Software included with all Macintosh computers sold in the United States.

During the first quarter of 2003, the Company sold 2,580,000 shares of EarthLink stock for net proceeds of approximately $13.7 million, an amount that approximated the Company's carrying value of the shares. During the third quarter of 2003, the Company sold all of its remaining holdings in EarthLink, consisting of 3,960,000 shares of stock for net proceeds of approximately $23 million, and a gain before taxes of $2 million.

During the first quarter of 2002, the Company sold 117,000 shares of EarthLink stock for net proceeds of $2 million and a gain before taxes of $223,000. No sales of EarthLink were made in any of the subsequent quarters of fiscal 2002. However, during the fourth quarter of 2002, the Company determined that the then current decline in the fair value of its investment in EarthLink was other-than-temporary. As a result, the Company recognized a $44 million charge to earnings to write-down the basis of its investment in EarthLink to $35 million. This charge was included in gains (losses) on non-current investments, net. As of September 28, 2002, the Company held 6.5 million shares of EarthLink stock valued at $35 million.

During the second quarter of 2001, the Company determined that the decline in the fair value of its investment in EarthLink was other-than-temporary requiring that its cost basis be written down to fair value as a new cost basis and the amount of the write-down be included in earnings. As a result, the Company recognized a $114 million charge to earnings to write-down the basis of its investment in EarthLink to $86 million. This charge was included in gains (losses) on non-current investments, net. During the fourth quarter of 2001, the Company sold a total of approximately 425,000 shares of EarthLink stock for net proceeds of approximately $6 million, recorded a gain before taxes of approximately $800,000, and recognized related income tax of approximately $200,000.

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

During the fourth quarter of 2003, the Company sold 1,875,000 shares of Akamai stock for net proceeds of $9 million and a gain before taxes of $8 million. As of September 27, 2003, the Company's remaining investment in Akamai consists of 986,000 shares of Akamai stock valued at $5 million.

During the first quarter of 2002, the Company sold 250,000 shares of Akamai stock for net proceeds of $2 million and a gain before taxes of $710,000. No sales of Akamai were made in any of the subsequent quarters of fiscal 2002. However, during the fourth quarter of 2002, the Company determined that the decline in the fair value of its investment in Akamai was other-than-temporary. As a result, the Company recognized a $6 million charge to earnings to write-down the basis of its investment in Akamai to $3 million. This charge was included in gains (losses) on non-current investments, net. As of September 28, 2002, the Company held 2.9 million shares of Akamai stock valued at $3 million.

During 2001, the Company sold a total of approximately 1 million shares of Akamai stock for net proceeds of approximately $39 million and recorded a gain before taxes of approximately $36 million.

ARM

ARM is a publicly held company in the United Kingdom involved in the design and licensing of high performance microprocessors and related technology.

During the third quarter of 2003, the Company sold all of its remaining holdings in ARM stock, consisting of 278,000 shares for net proceeds of approximately $295,000, and a gain before taxes of $270,000.

During the first quarter of 2002, the Company sold 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million. No sales of ARM were made in any of the subsequent quarters of fiscal 2002. As of September 28, 2002, the Company held 278,000 shares of ARM stock valued at $578,000.

During 2001, the Company sold a total of approximately 29.8 million shares of ARM stock for net proceeds of approximately $176 million, recorded a gain before taxes of approximately $174 million, and recognized related income tax expense of approximately $52 million.

Samsung

During the fourth quarter of 1999, the Company invested $100 million in Samsung to assist in the further expansion of Samsung's TFT-LCD flat-panel display production capacity. The investment was in the form of three year unsecured bonds, which were convertible into approximately 550,000 shares of Samsung common stock beginning in July 2000. The bonds carried an annual coupon rate of 2% and paid a total yield to maturity of 5% if redeemed at maturity.

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

Other Strategic Investments

The Company has made additional minority debt and equity investments in several privately held technology companies, which were reflected in the consolidated balance sheets in other assets. These investments were inherently risky because the products and/or markets of these companies were typically not fully developed. During 2002 and 2001, the Company determined that the decline in fair value of certain of these investments was other-than-temporary and, accordingly, recognized a charge to earnings of $15 million and $8 million, respectively. These charges were included in gains (losses) on non-current investments, net. As of September 27, 2003 and September 28, 2002, the Company had no private debt or equity investments reflected in its consolidated balance sheets.

Note 3—Consolidated Financial Statement Details (in millions)

Inventories

	2003	2002
Purchased parts	$2	$9
Work in process	4	—
Finished goods	50	36

Total inventories	$56	$45

Other Current Assets

	2003	2002
Vendor non-trade receivables	$184	$142
Other current assets	125	133

Total other current assets	$309	$275

Property, Plant, and Equipment

	2003	2002
Land and buildings	$350	$342
Machinery, equipment, and internal-use software	393	367
Office furniture and equipment	74	67
Leasehold improvements	357	281

	1,174	1,057
Accumulated depreciation and amortization	(505)	(436)

Net property, plant, and equipment	$669	$621

Other Assets

	2003	2002
Non-current deferred tax assets	$60	$70
Non-current debt and equity investments	5	39
Capitalized software development costs, net	28	19
Other assets	57	42

Total other assets	$150	$170

Accrued Expenses

	2003	2002
Deferred revenue	$368	$240
Accrued marketing and distribution	124	136
Accrued compensation and employee benefits	101	93
Accrued warranty and related costs	67	69
Other current liabilities	239	209

Total accrued expenses	$899	$747

Interest and Other Income, Net

	2003	2002	2001
Interest income	$69	$118	$218
Interest expense	(8)	(11)	(16)
Gains on sales of short term investments	21	7	—
Other income (expense) net	(5)	(2)	15
Gain on forward purchase agreement	6	—	—

Total interest and other income, net	$83	$112	$217

Note 4—Acquisitions

Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 10 years. The Company ceased amortization of goodwill at the beginning of fiscal 2002 when it adopted SFAS No. 142.

The following table summarizes the components of gross and net intangible asset balances (in millions):

	September 27, 2003			September 28, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill (a)	$85	—	$85	$85	—	$85
Other acquired intangible assets	5	(5)	—	5	(5)	—
Acquired technology	42	(18)	24	42	(8)	34

Total acquired intangible assets	$132	$(23)	$109	$132	$(13)	$119

(a)
Accumulated amortization related to goodwill of $55 million arising prior to the adoption of SFAS No. 142 has been reflected in the gross carrying amount of goodwill as of September 27, 2003 and September 28, 2002.

Expected annual amortization expense related to acquired technology is as follows (in millions):

Fiscal Years:
2004	$7
2005	5
2006	3
2007	2
Thereafter	7

Total expected annual amortization expense	$24

Amortization expense related to acquired intangible assets is as follows (in millions):

	2003	2002	2001
Goodwill amortization	$—	$—	$16
Other acquired intangible assets amortization	—	1	3
Acquired technology amortization	10	5	2

Total amortization	$10	$6	$21

Net loss and net loss per share adjusted to exclude amortization of goodwill in fiscal periods prior to the adoption of SFAS No. 142 in fiscal 2002 follows (in millions, except per share amounts):

2001
Net loss, as reported	$(25)
Add: goodwill amortization	$16

Net loss, as adjusted	$(9)

Basic loss per share, as reported	$(0.07)
Add: goodwill amortization	$0.04

Basic loss per share, as adjusted	$(0.03)

Diluted loss per share, as reported	$(0.07)
Add: goodwill amortization	$0.04

Diluted loss per share, as adjusted	$(0.03)

Acquisition of Emagic GmbH

During the fourth quarter of 2002, the Company acquired Emagic GmbH (Emagic), a provider of professional software solutions for computer based music production, for approximately $30 million in cash; $26 million of which was paid immediately upon closing of the deal and $4 million of which was held-back for future payment contingent on continued employment by certain employees that will be allocated to future compensation expense in the appropriate periods over the next 3 years. During fiscal 2003, contingent consideration totaling $1.3 million was paid. The acquisition has been accounted for as a purchase. The portion of the purchase price allocated to purchased in-process research and development (IPR&D) was expensed immediately, and the portion of the purchase price allocated to acquired technology and to tradename will be amortized over their estimated useful lives of 3 years. Goodwill associated with the acquisition of Emagic is not subject to amortization pursuant to the provisions of SFAS No. 142. Total consideration was allocated as follows (in millions):

Net tangible assets acquired	$2.3
Acquired technology	3.8
Tradename	0.8
In-process research and development	0.5
Goodwill	18.6

Total consideration	$26.0

The amount of the purchase price allocated to IPR&D was expensed upon acquisition, because the technological feasibility of products under development had not been established and no alternative future uses existed. The IPR&D relates primarily to Emagic's Logic series technology and extensions. At the date of the acquisition, the products under development were between 43%-83% complete, and it was expected that the remaining work would be completed during the Company's fiscal 2003 at a cost of approximately $415,000. The remaining efforts, which were completed in 2003, included finalizing user interface design and development, and testing. The fair value of the IPR&D was determined using an income approach, which reflects the projected free cash flows that will be generated by the IPR&D projects and that are attributable to the acquired technology, and discounting the projected net cash flows back to their present value using a discount rate of 25%.

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

Acquisition of PowerSchool, Inc.

In May 2001, the Company acquired PowerSchool, Inc. (PowerSchool), a provider of web-based student information systems for K-12 schools and districts that enable schools to record, access, report, and manage their student data and performance in real-time, and gives parents real-time web access to track their children's progress. The consolidated financial statements include the operating results of PowerSchool from the date of acquisition.

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

The amount of the purchase price allocated to IPR&D was expensed upon acquisition, because the technological feasibility of products under development had not been established and no alternative future uses existed. The IPR&D relates to technologies representing processes and expertise employed to design, develop, and deploy a functioning, scalable web-based student information system for use by K-12 schools. At the date of the acquisition, the product under development was approximately 50% complete, and it was expected that the remaining 50% would be completed during the Company's fiscal 2002 at a cost of approximately $9.25 million. The remaining efforts, which were completed in 2002, included completion of coding, finalizing user interface design and development, and testing. The fair value of the IPR&D was determined using an income approach, which reflects the projected free cash flows that will be generated by the IPR&D projects and that are attributable to the acquired technology, and discounting the projected net cash flows back to their present value using a discount rate of 25%. The acquired intangibles are being amortized over their estimated useful lives of 3 years. Deferred stock compensation associated with restricted stock and options is being amortized over the required future vesting period of 3 years.

In the fourth quarter of 2001, an adjustment was made to increase goodwill associated with the acquisition of PowerSchool by $5.9 million due to the identification of previously unidentified loss contingencies that were in existence prior to consummation of the acquisition.

The Company allocated $12.8 million of its purchase consideration for PowerSchool to deferred stock compensation within shareholders' equity. This amount represented the intrinsic value of stock options assumed that vest as future services are provided by employees and related to 445,000 common shares issued contingent on continued employment of certain PowerSchool employee stockholders. Certain PowerSchool employee stockholders were terminated in the first quarter of 2003 resulting in the $5 million recognition of previously deferred stock compensation as part of the Company's first quarter restructuring action. Unamortized PowerSchool related deferred stock compensation of approximately $294,000 remains as of September 27, 2003.

Pro Forma Financial Information

The unaudited pro forma financial information below presents the condensed consolidated financial results of the Company assuming that PowerSchool and Spruce, acquired in 2001, had been acquired at the beginning of 2001 and includes the effect of amortization of goodwill and other acquired identifiable intangible assets from that date. The impact of the charge for IPR&D associated with the acquisition of PowerSchool has been excluded. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of future operations that would have been achieved had the acquisitions taken place at the beginning of 2001. Pro forma information follows (in millions, except per share amounts):

2001
Net sales	$5,370
Net loss	$(44)
Basic loss per common share	$(0.13)
Diluted loss per common share	$(0.13)

Note 5—Restructuring Charges

Fiscal 2003 Restructuring Actions

The Company recorded total restructuring charges of approximately $26.8 million during the year ended September 27, 2003, including approximately $7.4 million in severance costs, a $5.0 million charge to write-off deferred compensation, $7.1 million in asset impairments and a $7.3 million charge for lease cancellations. Of the $26.8 million, nearly all had been spent by the end of 2003, except for approximately $400,000 of severance costs and approximately $4.5 million related to operating lease costs on abandoned facilities. During the third quarter of 2003, approximately $500,000 of the amount originally accrued for lease cancellations was determined to be in excess due to the sublease of a property sooner than originally estimated and an approximately $500,000 shortfall was identified in the severance accrual due to higher than expected severance costs related to the closure of the Company's Singapore manufacturing operations. These adjustments had no net effect on reported operating expense.

During the second quarter of 2003, the Company's management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million, including $2.4 million in severance costs and $400,000 for asset write-offs and lease payments on an abandoned facility. Actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company's Americas and Europe operating segments and further reductions associated with PowerSchool-related activities in the Americas operating segment, including an accrual for asset write-offs and lease payments on an abandoned facility. The second quarter actions resulted in the termination of 93 employees, 92 were terminated prior to the end of 2003.

During the first quarter of 2003, the Company's management approved and initiated restructuring actions with a total cost of $24 million that resulted in the termination of manufacturing operations at the Company-owned facility in Singapore, further reductions in headcount resulting from the shift in PowerSchool product strategy that took place at the end of fiscal 2002, and termination of various sales and marketing activities in the United States and Europe. These restructuring actions will ultimately result in the elimination of 260 positions worldwide, all but one of which were eliminated by the end of 2003.

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

Except for certain costs associated with operating leases on closed facilities, the Company currently anticipates that all of the remaining accrual for severance costs of approximately $400,000 will be spent by the end of the first quarter of fiscal 2004.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2003 (in millions):

	Employee Severance Benefits	Deferred Compensation Write-off	Asset Impairments	Lease Cancellations	Totals
Total charge	$7.4	$5.0	$7.1	$7.3	$26.8
Total spending through September 27, 2003	(7.5)	—	—	(2.3)	(9.8)
Total non-cash items	—	(5.0)	(7.1)	—	(12.1)
Adjustments	0.5	—	—	(0.5)	—

Accrual at September 27, 2003	$0.4	$—	$—	$4.5	$4.9

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

During the fourth quarter of 2002, the Company's management approved and initiated restructuring actions with a total cost of approximately $6 million designed to reduce headcount costs in corporate operations and sales and to adjust its PowerSchool product strategy. These restructuring actions resulted in the elimination of approximately 180 positions worldwide at a cost of $1.8 million, all of which were eliminated by September 27, 2003. Eliminated positions were primarily in corporate operations, sales, and PowerSchool related research and development in the Americas operating segment. The shift in product strategy at PowerSchool included discontinuing development and marketing of PowerSchool's PSE product. This shift resulted in the impairment of previously capitalized development costs associated with the PSE product in the amount of $4.5 million.

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

The following table summarizes activity associated with restructuring actions initiated during fiscal 2002 (in millions):

	Employee Severance Benefits	Asset Impairments	Lease and Contract Cancellations	Totals
Total charge	$10	$8	$12	$30
Total spending through September 27, 2003	(10)	—	(11)	(21)
Total non-cash items	—	(8)	—	(8)
Adjustments	—	—	(1)	(1)

Accrual at September 27, 2003	$—	$—	$—	$—

Note 6—Income Taxes

The provision for income taxes consisted of the following (in millions):

	2003	2002	2001
Federal:
Current	$18	$12	$(20)
Deferred	(7)	(32)	(8)

	11	(20)	(28)

State:
Current	4	3	—
Deferred	(11)	6	(10)

	(7)	9	(10)

Foreign:
Current	21	29	21
Deferred	(1)	4	2

	20	33	23

Provision for income taxes	$24	$22	$(15)

The foreign provision for income taxes is based on foreign pretax earnings of approximately $250 million, $284 million and $363 million in 2003, 2002, and 2001, respectively. As of September 27, 2003, approximately $2.5 billion of the Company's cash, cash equivalents, and short-term investments are held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries would be subject to U.S. income taxation on repatriation to the United States. The Company's consolidated financial statements fully provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the United States. U.S. income taxes have not been provided on a cumulative total of $822 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

As of September 27, 2003 and September 28, 2002, the significant components of the Company's deferred tax assets and liabilities were (in millions):

	2003	2002
Deferred tax assets:
Accounts receivable and inventory reserves	$35	$32
Accrued liabilities and other reserves	155	126
Basis of capital assets and investments	47	34
Tax losses and credits	204	125
Other	11	11

Total deferred tax assets	452	328
Less valuation allowance	30	30

Net deferred tax assets	422	298

Deferred tax liabilities:
Unremitted earnings of subsidiaries	398	293
Available-for-sale securities	—	1

Total deferred tax liabilities	398	294

Net deferred tax asset	$24	$4

As of September 27, 2003, the Company had operating loss carryforwards for federal tax purposes of approximately $189 million, which expire from 2011 through 2023. A portion of these carryforwards was acquired from NeXT and other acquisitions, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company also has Federal credit carryforwards and various state and foreign tax loss and credit carryforwards, the tax effect of which is approximately $117 million and which expire between 2004 and 2023. The remaining benefits from tax losses and credits do not expire. As of September 27, 2003, a valuation allowance of $30 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates primarily to the operating loss carryforwards acquired from NeXT and other acquisitions. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2003, 2002, and 2001) to income (loss) before provision for (benefit from) income taxes, is as follows (in millions):

	2003	2002	2001
Computed expected tax (benefit)	$32	$30	$(18)
State taxes, net of federal effect	(4)	7	(7)
Indefinitely invested earnings of foreign subsidiaries	(13)	—	—
Nondeductible executive compensation	5	(1)	—
Stock repurchase	(2)	—	—
Purchase accounting and asset acquisitions	4	3	10
Change in valuation allowance	—	(16)	—
Research & development credit, net	(7)	(8)	(5)
Nondeductible expenses	6	4	3
Other items	3	3	2

Provision for (benefit from) income taxes	$24	$22	$(15)

Effective tax rate	26%	25%	30%

On April 10, 2003, the Internal Revenue Service (IRS) completed its audit of the Company's federal income tax returns for the years 1998 through 2000 and proposed certain adjustments. Certain of these adjustments are being contested through the IRS Appeals Office. Substantially all IRS audit issues for years prior to 1998 have been resolved. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

Note 7—Shareholders' Equity

CEO Restricted Stock Award

On March 19, 2003, the Company entered into an Option Cancellation and Restricted Stock Award Agreement (the Agreement) with Steven P. Jobs, its Chief Executive Officer (CEO). The Agreement cancelled stock option awards for the purchase of 27.5 million shares of the Company's common stock previously granted to Mr. Jobs in 2000 and 2001. Mr. Jobs retained options to purchase 60,000 shares of the Company's common stock granted in August of 1997 in his capacity as a member of the Company's Board of Directors, prior to becoming the Company's CEO. The Agreement replaced the cancelled options with a restricted stock award of 5 million shares of the Company's common stock. The restricted stock award generally vests three years from date of grant. Vesting of some or all of the restricted shares will be accelerated in the event Mr. Jobs is terminated without cause, dies, or has his management role reduced following a change in control of the Company.

The Company has recorded the value of the restricted stock award of $74.75 million as a component of shareholders' equity and is amortizing that amount on a straight-line basis over the 3-year service/vesting period. The value of the restricted stock award was based on the closing market price of the Company's common stock on the date of the award. Total amortization of approximately $13 million has been included in selling, general, and administrative expense in 2003 and will continue to be included at approximately $6.2 million per quarter through March 2006. The 5 million restricted shares have been included in the calculation of diluted earnings per share utilizing the treasury stock method.

Stock Repurchase Plan

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million. In August 2003, the Company settled this agreement prior to its maturity, at which time the Company's common stock had a fair value of $22.81. Other than this forward purchase transaction, the Company has not engaged in any transactions to repurchase its common stock since fiscal 2000. Since inception of the stock repurchase plan, the Company had repurchased a total of 6.55 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of September 27, 2003.

Preferred Stock

In August 1997, the Company and Microsoft Corporation (Microsoft) entered into patent cross license and technology agreements. In addition, Microsoft purchased 150,000 shares of Apple Series A nonvoting convertible preferred stock ("preferred stock") for $150 million. These shares were convertible by Microsoft after August 5, 2000, into shares of the Company's common stock at a conversion price of $8.25 per share. During 2000, 74,250 shares of preferred stock were converted to 9 million shares of the Company's common stock. During 2001, the remaining 75,750 preferred shares were converted into 9.2 million shares of the Company's common stock.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The Company's other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	2003	2002	2001
Unrealized gains on available-for-sale securities	$1	$13	$30
Unrealized gains (losses) on derivative investments	(16)	(11)	4
Cumulative foreign currency translation	(20)	(51)	(56)

Accumulated other comprehensive income (loss)	$(35)	$(49)	$(22)

The following table summarizes activity in other comprehensive income related to available-for-sale securities, net of taxes (in millions):

	2003	2002	2001
Change in fair value of available-for-sale securities	$11	$(49)	$(183)
Adjustment for net (gains) losses realized and included in net income (loss)	(23)	32	(84)

Change in unrealized gain on available-for-sale securities	$(12)	$(17)	$(267)

The tax effect related to the change in unrealized gain on available-for-sale securities was $6 million, $10 million, $157 million for fiscal 2003, 2002, and 2001, respectively. The tax effect on the reclassification adjustment for net gains (losses) included in net income (loss) was $(8) million, $10 million and $35 million for fiscal 2003, 2002, and 2001, respectively.

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company (in millions):

	2003	2002	2001
Changes in fair value of derivatives	$(24)	$4	$45
Adjustment for net gains realized and included in net income (loss)	19	(19)	(53)
Cumulative effect of adopting SFAS No. 133	—	—	12

Change in unrealized gain on derivative instruments	$(5)	$(15)	$4

The tax effect related to the cumulative effect of adopting SFAS No. 133 was $(5) as of September 29, 2001. The tax effect related to the changes in fair value of derivatives was $11 million, $(2) million and $(19) million for fiscal 2003, 2002, and 2001, respectively. The tax effect related to derivative gains (losses) reclassified from other comprehensive income was $(7) million, $8 million and $23 million for fiscal 2003, 2002, and 2001, respectively.

Note 8—Employee Benefit Plans

2003 Employee Stock Option Plan

At the Annual Meeting of Shareholders held on April 24, 2003, the shareholders approved an amendment to the 1998 Executive Officer Stock Plan to change the name of the plan to the 2003 Employee Stock Option Plan (the 2003 Plan), to provide for broad-based grants to all employees in addition to executive officers and other key employees and to prohibit future "repricings" of employee stock options, including 6-months-plus-1-day option exchange programs, without shareholder approval. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of 4 years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, restricted stock, stock appreciation rights, and stock purchase rights.

1997 Employee Stock Option Plan

In August 1997, the Company's Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Options may be granted under the 1997 Plan to employees at not less than the fair market value on the date of grant. Based on the terms of individual option grants, options granted under the 1997

Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of 4 years, based on continued employment, with either annual or quarterly vesting. As a result of shareholder approval of amendments to the 1998 Executive Officer Stock Plan in April 2003, the Company terminated the 1997 Employee Stock Option Plan and cancelled all remaining unissued shares, following the completion of an employee stock option exchange program in October 2003.

Employee Stock Option Exchange Program

On March 20, 2003, the Company announced a voluntary employee stock option exchange program (the Exchange Program) whereby eligible employees, other than executive officers and members of the Board of Directors, had an opportunity to exchange outstanding options with exercise prices at or above $25.00 per share for a predetermined smaller number of new stock options issued with exercise prices equal to the fair market value of one share of the Company's common stock on the day the new awards are issued, which would be at least six months plus one day after the exchange options are cancelled. On April 17, 2003, in accordance with the Exchange Program, the Company accepted and cancelled options to purchase 16,569,193 shares of its common stock. On October 22, 2003, new stock options totaling 6,697,368 shares were issued to employees at an exercise price of $22.76 per share, which is equivalent to the closing price of the Company's stock on that date. No financial or accounting impact to the Company's financial position, results of operations or cash flow was associated with this transaction.

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

Rule 10b5-1 Trading Plans

Certain of the Company's executive officers, including Mr. Timothy D. Cook and Mr. Fred D. Anderson, have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of Apple stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company's Employee Stock Purchase Plan.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. In the third quarter of 2003, the Company's shareholders also approved an amendment to the Employee Stock Purchase Plan to increase the number of shares authorized for issuance by 4 million shares. Beginning with the six-month offering period that started on June 30, 2003, the number of shares authorized for issuance is limited to a total of 1 million shares per offering period. During 2003, 2002, and 2001, 2.1 million, 1.8 million and 1.8 million shares, respectively, were issued under the Purchase Plan. As of September 27, 2003, approximately 4.0 million shares were reserved for future issuance under the Purchase Plan.

Employee Savings Plan

The Company has an employee savings plan (the Savings Plan) qualifying as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit ($12,000 for calendar year 2003). The Company matches 50% to 100% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. The Company's matching contributions to the Savings Plan were approximately $21 million, $19 million, and $17 million in 2003, 2002, and 2001, respectively.

Stock Option Activity

A summary of the Company's stock option activity and related information for the years ended September 27, 2003, September 28, 2002 and September 29, 2001 follows (option amounts are presented in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at 9/30/00	11,530	70,758	$34.01
Additional Options Authorized	27,000	—	—
Options Granted	(34,857)	34,857	$18.58
Options Cancelled	6,605	(6,605)	$29.32
Options Exercised	—	(1,831)	$10.05
Plan Shares Expired	(203)	—	—

Balance at 9/29/01	10,075	97,179	$29.24
Additional Options Authorized	15,000	—	—
Options Granted	(23,239)	23,239	$19.89
Options Cancelled	4,737	(4,737)	$30.98
Options Exercised	—	(6,251)	$11.99
Plan Shares Expired	(2)	—	—

Balance at 9/28/02	6,571	109,430	$28.17
Restricted Stock Granted	(5,000)	—	$14.95
Options Granted	(4,179)	4,179	$16.38
Options Cancelled	48,443	(48,443)	$39.61
Options Exercised	—	(2,154)	$14.04
Plan Shares Expired	(5)	—	—

Balance at 9/27/03	45,830	63,012	$19.08

Total options outstanding at September 27, 2003 to purchase approximately 63 million shares do not include options to purchase approximately 6.7 million shares that were issued in October 2003 pursuant to the Exchange Program described above.

The options outstanding as of September 27, 2003 have been segregated into six ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
	Options Outstanding as of September 27, 2003	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of September 27, 2003	Weighted Average Exercise Price
$0.83-$15.59	11,216	5.49	$11.83	8,237	$10.83
$15.60-$17.31	11,936	6.41	$17.00	7,022	$17.07
$17.32-$18.50	17,843	7.04	$18.43	11,903	$18.43
$18.51-$22.21	14,416	7.88	$20.31	6,886	$20.27
$22.22-$38.81	5,006	7.49	$24.03	2,844	$24.29
$38.82-$69.78	2,595	6.28	$48.08	1,864	$48.11

$0.83-$69.78	63,012	6.84	$19.08	38,756	$18.75

As of September 28, 2002, the Company had exercisable options to purchase 57.9 million shares outstanding with a weighted average exercise price of $30.85 per share. As of September 29, 2001, the Company had exercisable options to purchase 42.1 million shares outstanding with a weighted average exercise price of $32.15.

Note 9—Stock-Based Compensation

The Company has provided pro forma disclosures in Note 1 of these Notes to Consolidated Financial Statements of the effect on net income (loss) and earnings (loss) per share as if the fair value method of accounting for stock compensation had been used for its employee stock option grants and employee stock purchase plan purchases. These pro forma effects have been estimated at the date of grant and beginning of the period, respectively, using the Black-Scholes option pricing model.

For purposes of the pro forma disclosures provided pursuant to SFAS No. 123, the option awards issued in October 2003 and the awards cancelled as part of the Exchange Program have been accounted for using modification accounting. In accordance with SFAS No. 123, the grant date of the awards issued is the date of acceptance of the exchange offer by participating employees. The cancellation of certain of the Company's Chief Executive Officer's options and replacement with restricted shares in March 2003 is also being accounted for using modification accounting for purposes of the pro forma disclosures provided pursuant to SFAS No. 123.

The assumptions used for each of the last three fiscal years and the resulting estimate of weighted-average fair value per share of options granted during those years are as follows:

	2003	2002	2001
Expected life of stock options	3.5-4 years	4 years	4 years
Expected life of stock purchases	6 months	6 months	6 months
Interest rate—stock options	2.14%-2.45%	2.90%	4.90%
Interest rate—stock purchases	1.10%-1.77%	2.71%	5.97%
Volatility—stock options	40%-63%	64%	66%
Volatility—stock purchases	35%-44%	51%	90%
Dividend yields	0	0	0
Weighted-average fair value of options granted during the year	$6.63	$10.11	$10.15
Weighted-average fair value of stock purchases during the year	$4.24	$6.73	$11.15

For purposes of the pro forma disclosures provided pursuant to SFAS No. 123, the expected volatility assumptions used by the Company prior to the third quarter of 2003 have been based solely on the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options. Beginning in the third quarter of 2003, the Company has modified this approach to consider other relevant factors including implied volatility in market traded options on the Company's common stock and the impact of unusual fluctuations not reasonably expected to recur on the historical volatility of the Company's common stock. The Company will continue to monitor these and other relevant factors in developing the expected volatility assumption used to value future awards.

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

Note 10—Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 15 years and often contain multi-year renewal options. As of September 27, 2003, the Company's total future minimum lease payments under noncancelable operating leases were $600 million, of which $354 million related to leases for retail space.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $97 million, $92 million, and $80 million in 2003, 2002, and 2001, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 27, 2003, are as follows (in millions):

Fiscal Years
2004	$100
2005	100
2006	83
2007	64
2008	51
Later years	202

Total minimum lease payments	$600

Accrued Warranty and Indemnifications

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. The Company also offers a 90-day basic warranty for Apple software and for Apple service parts used to repair Apple hardware products. The Company provides currently for the estimated cost that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company's typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future expectations.

The following table reconciles changes in the Company's accrued warranties and related costs (in millions):

	2003	2002	2001
Beginning accrued warranty and related costs	$69	$87	$108
Cost of warranty claims	(71)	(79)	(92)
Accruals for product warranties	69	61	71

Ending accrued warranty and related costs	$67	$69	$87

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other licensing agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either September 27, 2003 or September 28, 2002.

Concentrations in the Available Sources of Supply of Materials and Product

Although certain components essential to the Company's business are generally available from multiple sources, other key components (including microprocessors and application-specific integrated circuits, or ("ASICs")) are currently obtained by the Company from single or limited sources. Some other key components, while currently available to the Company from multiple sources, are at times subject to industry-wide availability and pricing pressures. In addition, the Company uses some components that are not common to the rest of the personal computer industry, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. If the supply of a key single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Finally, significant portions of the Company's CPUs, logic boards, and assembled products are now manufactured by outsourcing partners, the majority of which occurs in various parts of Asia. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company's operating results could be adversely affected if its outsourcing partners were unable to meet their production obligations.

Contingencies

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company's publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company's motion to dismiss for failure to state a cause of action, with leave to Plaintiffs to amend their complaint within thirty days. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. The Court heard the Company's motion on July 11, 2003 and dismissed Plaintiff's claims with prejudice on August 12, 2003. Plaintiffs have appealed the ruling.

The Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions that the Company operates including various European Union member countries, Japan and California. Although the Company does not anticipate any material adverse affects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company's results of operations and financial position.

Note 11—Segment Information and Geographic Data

The Company manages its business primarily on a geographic basis. The Company's reportable segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company's Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. As of September 27, 2003, the Retail segment currently operates Apple-owned retail stores in the United States. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company's subsidiary, Filemaker, Inc. Each reportable operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in the Summary of Significant Accounting Policies in Note 1, except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales. The Retail segment's performance is also evaluated based on operating income. Net sales for geographic segments are based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $92 million, $106 million, and $92 million in 2003, 2002, and 2001, respectively.

Operating income for all segments except Retail includes cost of sales at standard cost. Certain manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses.

To assess the operating performance of the Retail segment several significant items are included in its results for internal management reporting that are not included in results of the Company's other segments. First, cost of sales for the Retail segment includes a mark-up above the Company's standard cost to approximate the price normally charged to the Company's major channel partners in the United States. For the years ended September 27, 2003, September 28, 2002, and September 29, 2001 this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $106 million, $52 million, and $4 million, respectively.

Second, the Retail segment includes in its net sales proceeds from sales of the Company's extended warranty and support contracts and also recognizes related cost of sales based on the amount at which such contracts are normally sold to the Company's resellers operating retail stores in the United States. This treatment is consistent with how the Company's major resellers account for the sales and cost of the Company's extended warranty and support contracts. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in the Americas segment's net sales and cost of sales. For the year ended September 27, 2003, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in the Americas segment, of $30 million and $20 million, respectively. For the year ended September 28, 2002, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in the Americas segment, of $8 million and $6 million, respectively. These amounts were insignificant in fiscal 2001.

Third, a portion of the operating expenses associated with certain high profile retail stores are allocated from the Retail segment to corporate marketing expense. Allocation of these expenses reflects the unique nature of these stores which, given their larger size and extraordinary design elements, function as vehicles for general corporate marketing, corporate sales and marketing events, and brand awareness. Allocated operating costs are those in excess of operating costs incurred by one of the Company's more typical retail locations. Stores were open in three such high profile locations in New York, Los Angeles, and Chicago as of September 27, 2003. Expenses allocated to corporate marketing resulting from the operations of these three stores were $6 million and $1 million in fiscal 2003 and 2002, respectively.

Summary information by operating segment follows (in millions):

	2003	2002	2001
Americas:
Net sales	$3,181	$3,131	$3,037
Operating income	$323	$278	$128
Depreciation, amortization and accretion	$5	$4	$4
Segment assets(a)	$494	$395	$334
Europe:
Net sales	$1,309	$1,251	$1,249
Operating income	$130	$122	$68
Depreciation and amortization	$4	$4	$6
Segment assets	$252	$165	$137
Japan:
Net sales	$698	$710	$713
Operating income	$121	$140	$98
Depreciation, amortization and accretion	$3	$2	$2
Segment assets	$130	$50	$44
Retail:
Net sales	$621	$283	$19
Operating loss	$(5)	$(22)	$(21)
Depreciation, amortization and accretion(b)	$25	$16	$2
Segment assets(b)	$243	$141	$46
Other Segments(c):
Net sales	$398	$367	$345
Operating income	$51	$44	$24
Depreciation, amortization and accretion	$2	$2	$2
Segment assets	$78	$67	$70

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

  (c)
  Other Segments consists of Asia-Pacific and FileMaker. Certain amounts in prior fiscal periods related to recent acquisitions and Internet services have been reclassified from Other Segments to the Americas segment to conform to the 2003 presentation.

A reconciliation of the Company's segment operating income and assets to the consolidated financial statements follows (in millions):

	2003	2002	2001
Segment operating income	$620	$562	$297
Corporate expenses, net	(595)	(514)	(630)
Purchased in-process research and development	—	(1)	(11)
Restructuring costs	(26)	(30)	—

Consolidated operating income (loss)	$(1)	$17	$(344)

Segment assets	$1,197	$818	$631
Corporate assets	$5,618	$5,480	$5,390

Consolidated assets	$6,815	$6,298	$6,021

Segment depreciation, amortization and accretion	$39	$28	$16
Corporate depreciation, amortization and accretion	74	86	84

Consolidated depreciation, amortization and accretion	$113	$114	$100

A large portion of the Company's net sales is derived from its international operations. Also, a majority of the raw materials used in the Company's products is obtained from sources outside of the United States, and a majority of the products sold by the Company is assembled internationally in the Company's facility in Cork, Ireland or by third-party vendors in Taiwan, Korea, the Netherlands, the People's Republic of China, and the Czech Republic. As a result, the Company is subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight charges. No single customer accounted for more than 10% of net sales in 2003, 2002 or 2001.

Net sales and long-lived assets related to operations in the United States, Japan, and other foreign countries are as follows (in millions):

	2003	2002	2001
Net Sales:
United States	$3,627	$3,272	$2,936
Japan	698	710	713
Other Foreign Countries	1,882	1,760	1,714

Total Net Sales	$6,207	$5,742	$5,363

Long-Lived Assets:
United States	$635	$561	$498
Japan	19	2	3
Other Foreign Countries	60	69	77

Total Long-Lived Assets	$714	$632	$578

Information regarding net sales by product is as follows (in millions):

	2003	2002	2001
Net Sales:
Power Macintosh(a)	$1,237	$1,380	$1,664
PowerBook	1,299	831	813
iMac	1,238	1,448	1,117
iBook	717	875	809

Total Macintosh Net Sales	$4,491	$4,534	$4,403

Peripherals and other hardware(b)	1,058	674	387
Software(c)	362	307	230
Service and other Net Sales	296	227	343

Total Net Sales	$6,207	$5,742	$5,363

  (a)
  Power Macintosh figures include server sales.

  (b)
  Net sales of peripherals and other hardware include sales of iPod, Apple-branded and third-party displays, and other hardware accessories.

  (c)
  Net sales of software include sales of Apple-branded operating system and application software and sales of third-party software.

Note 12—Related Party Transactions and Certain Other Transactions

During the first quarter of 2000, the Company's Board of Directors approved a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the Company of approximately $90 million, the majority of which was not tax deductible. Approximately half of the total charge was for the cost of the aircraft. The other half represented all other costs and taxes associated with the bonus. In the fourth quarter of 2002, all significant work and payments associated with the aircraft were completed. Of the original $90 million accrual, $2.4 million remained unspent at the end of fiscal 2002 and was reversed.

In March 2002, the Company entered into a Reimbursement Agreement with its Chief Executive Officer, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Reimbursement Agreement is effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $404,000 in expenses pursuant to the Reimbursement Agreement during fiscal 2003. For fiscal 2002, the Company recognized a total of $1,168,000 in expenses pursuant to the Reimbursement Agreement related to expenses incurred by Mr. Jobs during 2001 and 2002. All expenses recognized pursuant to the Reimbursement Agreement have been included by the Company in selling, general, and administrative expenses.

In connection with a relocation assistance package, the Company loaned Mr. Ronald B. Johnson, Senior Vice President, Retail, $1.5 million for the purchase of his principal residence. The loan is secured by a deed of trust and is due and payable in May 2004. Under the terms of the loan, Mr. Johnson agreed that should he exercise any of his stock options prior to the due date of the loan, he would pay the Company an amount equal to the lesser of (1) an amount equal to 50% of the total net gain realized from the exercise of the options; or (2) $375,000 multiplied by the number of years between the exercise date and the date of the loan. Mr. Johnson repaid $750,000 of this loan in fiscal 2003. The remaining $750,000 is due and payable in May 2004.

Mr. Jerome York, a member of the Board of Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. (MicroWarehouse) in January 2000. Until September 7, 2003, he also served as its Chairman, President and Chief Executive Officer. MicroWarehouse is a reseller of computer hardware, software and peripheral products, including products made by the Company. On September 8, 2003, CDW Corporation (CDW), acquired selected North American assets of MicroWarehouse. MicroWarehouse subsequently filed for Chapter 11 bankruptcy protection in the United States. MicroWarehouse accounted for 2.4%, 3.3%, and 2.9% of the Company's net sales in fiscal 2003, 2002 and 2001, respectively. Trade receivables from MicroWarehouse were $9.9 million and $20.9 million as of September 27, 2003, and September 28, 2002, respectively. The Company has provided what it believes to be an adequate allowance on the outstanding receivable based on the Company's secured interest position in selected MicroWarehouse assets and the expected payments to unsecured creditors. Sales to MicroWarehouse and related trade receivables were generally subject to the same terms and conditions as those with the Company's other resellers. In addition, the Company purchases miscellaneous equipment and supplies from MicroWarehouse. Total purchases amounted to approximately $2.3 million, $2.9 million, and $3.4 million in fiscal 2003, 2002, and 2001, respectively.

Note 13—Selected Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Tabular amounts in millions, except per share amounts)
2003
Net sales	$1,715	$1,545	$1,475	$1,472
Gross margin	$456	$428	$418	$406
Net income (loss)	$44	$19	$14	$(8)
Earnings (loss) per common share:
Basic	$0.12	$0.05	$0.04	$(0.02)
Diluted	$0.12	$0.05	$0.04	$(0.02)
2002
Net sales	$1,443	$1,429	$1,495	$1,375
Gross margin	$381	$391	$409	$422
Net income (loss)	$(45)	$32	$40	$38
Earnings (loss) per common share:
Basic	$(0.13)	$0.09	$0.11	$0.11
Diluted	$(0.13)	$0.09	$0.11	$0.11

Basic and diluted earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings (loss) per share.

Net income during the fourth and third quarters of 2003 included after-tax net gains related to non-current investments of $5 million and $1 million, respectively. Net income for the fourth quarter also included settlement of the Company's forward purchase agreement resulting in a gain of $6 million and a favorable cumulative-effect type adjustment related to the adoption of SFAS 150 of $3 million. Net income (loss)

during the second and first quarters of 2003 included restructuring charges, net of tax, of $2 million and $18 million, respectively. Net loss for the first quarter of 2003 included an after-tax unfavorable cumulative-effect type adjustment for the adoption of SFAS No.143 of $2 million.

Net loss for the fourth quarter of 2002 included the following items, net of tax: the write-down of certain equity investments totaling $49 million; a restructuring charge of $4 million; an in-process research and development charge of approximately $1 million; and the reversal of a portion of a previous executive compensation expense resulting in a favorable impact of $2 million. Net income for the first quarter of 2002 included a restructuring charge, net of tax, of $18 million. Net income during the first quarter of 2002 also included gains, net of tax, of $17 million related to non-current investments.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Apple Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Apple Computer, Inc. and subsidiaries as of September 27, 2003 and September 28, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 27, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Computer, Inc. and subsidiaries as of September 27, 2003 and September 28, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations and for financial instruments with characteristics of both liabilities and equity in 2003, changed its method of accounting for goodwill in 2002, and changed its method of accounting for hedging activities in 2001.

/s/ KPMG LLP

Mountain View, California
October 14, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of September 27, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal 2003 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Listed below are the Company's six directors whose terms expire at the next annual meeting of shareholders.

Name	Position With the Company	Age	Director Since
William V. Campbell	Director	63	1997
Millard S. Drexler	Director	59	1999
Albert Gore, Jr.	Director	56	2003
Steven P. Jobs	Director and Chief Executive Officer	48	1997
Arthur D. Levinson	Director	53	2000
Jerome B. York	Director	65	1997

William V. Campbell has been Chairman of the Board of Directors of Intuit, Inc. ("Intuit") since August 1998. From September 1999 to January 2000, Mr. Campbell acted as Chief Executive Officer of Intuit. From April 1994 to August 1998, Mr. Campbell was President and Chief Executive Officer and a director of Intuit. From January 1991 to December 1993, Mr. Campbell was President and Chief Executive Officer of GO Corporation. Mr. Campbell also serves on the board of directors of Opsware, Inc.

Albert Gore, Jr. has served as a Senior Advisor to Google, Inc. and Vice Chairman of Metropolitan West Financial LLC since 2001. He is a visiting professor at the University of California Los Angeles, Fisk University and Middle Tennessee State University. Mr. Gore was inaugurated as the 45th Vice President of the United States in 1993. He was re-elected in 1996 and served for a total of eight years as President of the Senate, a member of the cabinet and the National Security Council, and as the leader of a wide range of Administration initiatives including environmental policy, technology, science, communications and government cost reduction.

Millard S. Drexler has been Chairman and Chief Executive Officer of J. Crew Group, Inc. since March 2003. Previously, Mr. Drexler was Chief Executive Officer of Gap Inc. from 1995 and President from 1987 until September 2002. Mr. Drexler was also a member of the Board of Directors of Gap Inc. from November 1983 until October 2002.

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

Jerome B. York has been Chief Executive Officer of Harwinton Capital Corporation, a private investment company which he controls, since September 2003. From January 2000 until September 2003, Mr. York was Chairman and Chief Executive Officer of MicroWarehouse, Inc., a reseller of computer hardware, software and peripheral products. From September 1995 to October 1999, he was Vice Chairman of Tracinda Corporation. From May 1993 to September 1995 he was Senior Vice President and Chief Financial Officer of IBM Corporation, and served as a member of IBM's Board of Directors from January 1995 to August 1995. Previously his career was in the automotive industry, with his last position being Executive Vice President-Finance and Chief Financial Officer and a member of the Board of Directors of Chrysler Corporation. Mr. York is also a director of Tyco International Ltd. and Metro-Goldwyn-Mayer, Inc.

Role of the Board; Corporate Governance Matters

It is the paramount duty of the Board of Directors to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the Company on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that the Company is committed to business success through maintenance of the highest standards of responsibility and ethics.

Members of the Board bring to the Company a wide range of experience, knowledge and judgment. These varied skills mean that good governance depends on far more than a "check the box" approach to standards or procedures. The governance structure in the Company is designed to be a working structure for principled actions, effective decision-making and appropriate monitoring of both compliance and performance. The key practices and procedures of the Board are outlined in the Corporate Governance Guidelines available on the Company's website at www.apple.com/investor.

Board Committees

The Board has a standing Compensation Committee, a Nominating and Corporate Governance Committee ("Nominating Committee") and an Audit and Finance Committee ("Audit Committee").

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company's executive officers, including the Chief Executive Officer, and for administering the Company's stock option plans. Members of the Compensation Committee are Messrs. Campbell, Drexler, Gore and Dr. Levinson.

The Nominating Committee assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess Board effectiveness and helps develop and implement the Company's corporate governance guidelines. Members of the Nominating Committee are Messrs. Campbell, Drexler, Gore and Dr. Levinson.

The Audit Committee is primarily responsible for overseeing the services performed by the Company's independent auditors and internal audit department, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions. Consistent with the Nasdaq audit committee structure and membership requirements, the Audit Committee is comprised of three members: Messrs. Campbell, York and Dr. Levinson. Because of Mr. York's affiliation with MicroWarehouse, (see Item 13. Certain Relationships and Related Transactions), he is deemed to be a "non-independent" director. As permitted under the Nasdaq requirements, the Board carefully considered Mr. York's affiliation with MicroWarehouse as well as his accounting and financial expertise and determined that it is in the best interest of the Company and its shareholders that he continue to serve as a member of the Audit Committee. Both Mr. Campbell and Dr. Levinson are independent directors.

The Audit, Compensation and Nominating Committees operate under written charters adopted by the Board. These charters are available on the Company's website at www.apple.com/investor.

Audit Committee Financial Expert

While more than one member of the Company's Audit Committee qualifies as an "audit committee financial expert" under Item 401(h) of Regulation S-K, Mr. William V. Campbell, the Committee chairperson, is the designated audit committee financial expert. Mr. Campbell is considered "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has a code of ethics that applies to all of the Company's employees, including its principal executive officer, principal financial officer and principal accounting officer. A copy of this code, "Ethics: The Way We Do Business Worldwide" is available on the Company's website at www.apple.com/investor and is filed as an exhibit to this annual report on Form 10-K. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Executive Officers

The following sets forth certain information regarding executive officers of the Company. Information pertaining to Mr. Jobs, who is both a director and an executive officer of the Company, may be found in the section entitled "Directors."

Fred D. Anderson, Executive Vice President and Chief Financial Officer (age 59), joined the Company in April 1996. Prior to joining the Company, Mr. Anderson was Corporate Vice President and Chief Financial Officer of Automatic Data Processing, Inc., a position he held from August 1992 to March 1996. Mr. Anderson also serves as a director of eBay Inc. and E.piphany, Inc.

Timothy D. Cook, Executive Vice President, Worldwide Sales and Operations (age 43), joined the Company in February 1998. Prior to joining the Company, Mr. Cook held the position of Vice President, Corporate Materials for Compaq Computer Corporation ("Compaq"). Previous to his work at Compaq, Mr. Cook was the Chief Operating Officer of the Reseller Division at Intelligent Electronics. Mr. Cook also spent 12 years with IBM, most recently as Director of North American Fulfillment.

Nancy R. Heinen, Senior Vice President, General Counsel and Secretary (age 47), joined the Company in September 1997. Prior to joining the Company, Ms. Heinen held the position of Vice President, General Counsel and Secretary of the Board of Directors at NeXT from February 1994 until the acquisition of NeXT by the Company in February 1997.

Ronald B. Johnson, Senior Vice President, Retail (age 45), joined the Company in January 2000. Prior to joining the Company, Mr. Johnson spent 16 years with Target Stores, most recently as Senior Merchandising Executive.

Peter Oppenheimer, Senior Vice President of Finance and Corporate Controller (age 41), joined the Company in July 1996. Mr. Oppenheimer also served with the Company in the position of Vice President and Corporate Controller and as Senior Director of Finance for the Americas. Prior to joining the Company, Mr. Oppenheimer was CFO of one of the four business units for Automatic Data Processing, Inc. ("ADP"). Prior to joining ADP, Mr. Oppenheimer spent six years in the Information Technology Consulting Practice with Coopers and Lybrand.

Jonathan Rubinstein, Senior Vice President, Hardware Engineering (age 47), joined the Company in February 1997. Before joining the Company, Mr. Rubinstein was Executive Vice President and Chief Operating Officer of FirePower Systems Incorporated, from May 1993 to August 1996. Mr. Rubinstein also serves as a member of the Board of Directors of Immersion Corporation.

Philip W. Schiller, Senior Vice President, Worldwide Product Marketing (age 43), rejoined the Company in 1997. Prior to rejoining the Company, Mr. Schiller was Vice President of Product Marketing at Macromedia, Inc. from December 1995 to March 1997 and was Director of Product Marketing at FirePower Systems, Inc. from 1993 to December 1995. Prior to that, Mr. Schiller spent six years at the Company in various marketing positions.

Bertrand Serlet, Ph.D., Senior Vice President, Software Engineering (age 42), joined the Company in February 1997 upon the Company's acquisition of NeXT. At NeXT, Dr. Serlet held several engineering and managerial positions, including Director of Web Engineering. Prior to NeXT, from 1985 to 1989, Dr. Serlet worked as a research engineer at Xerox PARC.

Sina Tamaddon, Senior Vice President, Applications (age 46), joined the Company in September 1997. Mr. Tamaddon has also served with the Company in the position of Senior Vice President Worldwide Service and Support, and Vice President and General Manager, Newton Group. Before joining the Company, Mr. Tamaddon held the position of Vice President, Europe with NeXT from September 1996 through March 1997. From August 1994 to August 1996, Mr. Tamaddon held the position of Vice President, Professional Services with NeXT.

Avadis Tevanian, Jr., Ph.D., Senior Vice President, Chief Software Technology Officer (age 42), joined the Company in February 1997 upon the Company's acquisition of NeXT. Dr. Tevanian served with the Company in the position of Senior Vice President, Software Engineering from 1997 to July 2003. With NeXT, Dr. Tevanian held several positions, including Vice President, Engineering, from April 1995 to February 1997. Prior to April 1995, Dr. Tevanian worked as an engineer with NeXT and held several management positions.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Restricted Stock Award ($)		Securities Underlying Options* (#)		All Other Compensation ($)
Steven P. Jobs Chief Executive Officer	2003 2002 2001	1 1 1	— 2,268,698 43,511,534	(2) (2)	74,750,000	(1)	— 7,500,000 —	(1)	— 1,302,795 40,484,594	(2) (2)
Fred D. Anderson Executive Vice President and Chief Financial Officer	2003 2002 2001	656,631 656,631 657,039	— — —		— — —		— — 1,000,000		11,450 11,000 7,312	(3) (3) (3)
Timothy D. Cook Executive Vice President, Worldwide Sales and Operations	2003 2002 2001	617,673 563,829 452,219	— — 500,000		— — —		— — 1,000,000		9,929 8,025 7,875	(3) (3) (3)
Ronald B. Johnson Senior Vice President, Retail	2003 2002 2001	452,404 452,404 452,429	1,500,000 — —		— — —		— 300,000 300,000		— — —
Avadis Tevanian, Jr. Ph.D Senior Vice President, Chief Software Technology Officer	2003 2002 2001	456,731 492,212 460,873	— — 500		— — —		— — 1,000,000		11,962 10,700 10,200	(3) (3) (3)

(1)
In March 2003, Mr. Jobs voluntarily cancelled all of his outstanding options, excluding those granted to him in his capacity as a director. In March 2003, the Board awarded Mr. Jobs five million restricted shares of the Company's Common Stock which generally vest in full on the third anniversary of the grant date.

(2)
In December 1999, Mr. Jobs was given a special executive bonus for past services as the Company's interim Chief Executive Officer, in the form of an aircraft with a total cost to the Company of approximately $90,000,000. Because the aircraft was transferred to Mr. Jobs in 2001, the amount of approximately $43.5 million paid by the Company during fiscal year 2001 towards the purchase of the plane and the related tax assistance of approximately $40.5 million was reported as income to Mr. Jobs. In fiscal 2002, approximately $2.27 million paid by the Company towards the purchase of the plane and approximately $1.3 million in related tax assistance was reported as income to Mr. Jobs.

(3)
Consists of matching contributions made by the Company in accordance with the terms of the 401(k) plan.

Option Grants in Last Fiscal Year

There were no options granted to the Named Executive Officers during fiscal year 2003.

Options Exercised and Year-End Option Holdings

The following table provides information about stock option exercises by the Named Executive Officers during fiscal year 2003 and stock options held by each of them at fiscal year-end.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)			Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable		Unexercisable	Exercisable	Unexercisable
Steven P. Jobs	—	—	60,000	(2)	—	$551,400	—
Fred D. Anderson	—	—	1,150,000		800,000	$4,134,125	$2,952,000
Timothy D. Cook	—	—	800,000		800,000	$2,952,000	$2,952,000
Ronald B. Johnson	—	—	1,181,250		618,750	$451,687	$205,312
Avadis Tevanian, Jr.	—	—	1,600,000		800,000	$9,636,522	$2,952,000

(1)
Market value of securities underlying in-the-money options at the end of fiscal year 2003 (based on $20.69 per share, the closing price of Common Stock on the Nasdaq National Market on September 27, 2003), minus the exercise price.

(2)
Includes 60,000 options granted to Mr. Jobs in his capacity as a director pursuant to the 1997 Director Stock Option Plan. In March 2003, Mr. Jobs voluntarily cancelled all of his outstanding options, excluding those granted to him in his capacity as a director.

Director Compensation

The form and amount of director compensation is determined by the Board after a review of recommendations made by the Nominating Committee. The current practice of the Board is that a substantial portion of a director's annual retainer be equity-based. In 1998, shareholders approved the 1997 Director Stock Option Plan (the "Director Plan") and 800,000 shares were reserved for issuance thereunder. Pursuant to the Director Plan, the Company's non-employee directors are granted an option to acquire 30,000 shares of Common Stock upon their initial election to the Board ("Initial Options"). The Initial Options vest and become exercisable in three equal annual installments on each of the first through third anniversaries of the grant date. On the fourth anniversary of a non-employee director's initial election to the Board and on each subsequent anniversary thereafter, the director will be entitled to receive an option to acquire 10,000 shares of Common Stock ("Annual Options"). Annual Options are fully vested and immediately exercisable on their date of grant. As of the end of the fiscal year, there were options for 370,000 shares outstanding under the Director Plan. Since accepting the position of CEO, Mr. Jobs is no longer eligible for grants under the Director Plan. Directors also receive a $50,000 annual retainer paid in quarterly increments. Directors do not receive any additional consideration for serving on committees or as committee chairperson.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. William V. Campbell, Millard S. Drexler, Albert Gore, Jr. and Dr. Arthur B. Levinson, none of whom are employees of the Company and all of whom are considered "independent" directors under the applicable NASDAQ rules. At the beginning of the fiscal year, Mr. Jerome B. York served on the Committee until his resignation in November 2002 at which time Mr. Drexler was appointed as a member of the Committee. No person who was an employee of the Company in fiscal year 2003 served on the Compensation Committee. No executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of October 31, 2003 (the "Table Date") with respect to the beneficial ownership of the Company's Common Stock by (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Named Executive Officer listed in the Summary Compensation Table under the heading "Executive Compensation;" and (iv) all directors and executive officers as a group. On the Table Date, 367,490,665 shares of Common Stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

Security Ownership of Directors, Nominees and Executive Officers

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Common Stock Outstanding
Lord, Abbett & Co.	34,864,239	(2)	9.49%
Steven P. Jobs	5,060,002	(3)	1.38%
Fred D. Anderson	1,152,672	(4)	*
William V. Campbell	90,502	(5)	*
Timothy D. Cook	804,334	(6)	*
Millard S. Drexler	90,000	(7)	*
Albert Gore, Jr	—		*
Ronald B. Johnson	1,204,334	(8)	*
Arthur D. Levinson	231,600	(9)	*
Avadis Tevanian, Jr.	1,601,252	(10)	*
Jerome B. York	110,000	(5)	*
All executive officers and directors as a group (16 persons)	14,715,373		4.00%

(1)
Represents shares of Common Stock held and/or options held by such individuals that were exercisable at the Table Date or within 60 days thereafter.

(2)
Based on a Form 13F-HR filed October 22, 2003 by Lord, Abbett & Co., 767 Fifth Avenue, New York, NY 10153.

(3)
Includes 60,000 shares of Common Stock which Mr. Jobs has the right to acquire by exercise of stock options.

(4)
Includes 1,150,000 shares of Common Stock which Mr. Anderson has the right to acquire by exercise of stock options.

(5)
Includes 90,000 shares of Common Stock which Messrs. Campbell and York each have the right to acquire by exercise of stock options.

(6)
Includes 800,000 shares of Common Stock which Mr. Cook has the right to acquire by exercise of stock options.

(7)
Includes 70,000 shares of Common Stock which Mr. Drexler has the right to acquire by exercise of stock options.

(8)
Includes 1,200,000 shares of Common Stock which Mr. Johnson has the right to acquire by exercise of stock options.

(9)
Includes 1,400 shares of Common Stock which Dr. Levinson holds indirectly and 30,000 shares of Common Stock which Dr. Levinson has the right to acquire by exercise of stock options.

(10)
Includes 1,600,000 shares of Common Stock which Dr. Tevanian has the right to acquire by exercise of stock options.

*
Represents less than 1% of the issued and outstanding shares of Common Stock on the Table Date.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements were met during fiscal year 2003, except that Messrs. Campbell and York each filed one Form 4 late under the new two-day reporting requirements.

Equity Compensation Plan Information

The following table sets forth certain information, as of September 27, 2003, concerning shares of common stock authorized for issuance under all of the Company's equity compensation plans.

	(a) Number of Securities to be Issued Upon Exercise of Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	19,507,624	$18.75	29,142,907	(1)
Equity compensation plans not approved by shareholders	43,343,560	$19.29	20,689,245	(2)

Total equity compensation plans (3)	62,851,184	$19.12	49,832,152	(2)

(1)
This number includes 4,002,123 shares of common stock reserved for issuance under the Employee Stock Purchase Plan, 310,000 shares available for issuance under the 1997 Director Stock Option Plan and 24,830,784 shares available for issuance under the 2003 Employee Stock Plan. It does not include shares under the 1990 Stock Option Plan which was terminated in 1997. No new options can be granted under the 1990 Stock Option Plan.

(2)
On October 22, 2003, the Company granted 6,697,368 shares under the 1997 Employee Stock Option Plan (the "1997 Plan") pursuant to the stock option exchange program (see Part II, Item 8 of this

  Form 10-K in the Notes to Consolidated Financial Statements at Note 8, under the heading "Employee Stock Option Exchange Program"). Following that grant, the Company terminated the 1997 Plan, its only non-shareholder approved equity plan. All remaining unissued shares in that plan were cancelled and no new options can be granted under that plan.

(3)
This table does not include 160,975 outstanding options assumed in connection with mergers with and acquisitions of the companies which originally established those plans. These assumed options have a weighted average exercise price of $3.69 per share. No additional options may be granted under those assumed plans.

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

In addition, options granted to the Named Executive Officers generally provide that in the event there is a "change in control," as defined in the Company's stock option plans, and if in connection with or following such "change in control," their employment is terminated without "Cause" or if they should resign for "Good Reason," those options outstanding that are not yet vested and exercisable as of the date of such "change in control" shall become fully vested and exercisable. Generally, "Cause" is defined to include a felony conviction, willful disclosure of confidential information or willful and continued failure to perform his or her employment duties. "Good Reason" includes resignation of employment as a result of a substantial diminution in position or duties, or an adverse change in title or reduction in annual base salary.

Item 13. Certain Relationships and Related Transactions

In connection with a relocation assistance package, the Company loaned Mr. Johnson (Senior Vice President, Retail) $1,500,000 for the purchase of his principal residence. The loan is secured by a deed of trust and is due and payable in May 2004. Under the terms of the loan, Mr. Johnson agreed that should he exercise any of his stock options prior to the due date of the loan, he would pay the Company an amount equal to the lesser of (1) an amount equal to 50% of the total net gain realized from the exercise of the options; or (2) $375,000 multiplied by the number of years between the exercise date and the date of the loan. The largest amount of the indebtedness outstanding on this loan during fiscal year 2003 was $1,500,000. Mr. Johnson repaid the Company $750,000 during the fiscal year and the amount remaining on the loan is $750,000.

Mr. Jerome York, a member of the Board of Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. ("MicroWarehouse") in January 2000. Until September 2003, he served as its Chairman, President and Chief Executive Officer. MicroWarehouse is a reseller of computer hardware, software and peripheral products, including products made by the Company. During fiscal year 2003, MicroWarehouse accounted for 2.4% of the Company's net sales. The Company also purchased products from MicroWarehouse for its own internal use.

In March 2002, the Company entered into a Reimbursement Agreement with its Chief Executive Officer, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Reimbursement Agreement is effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. During 2003, the Company recognized a total of $403,766 in expenses pursuant to this reimbursement agreement related to expenses incurred by Mr. Jobs during 2003.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees paid to the Company's independent auditor, KPMG LLP, during fiscal years 2003 and 2002.

Audit and Non-Audit Fees

	2003		2002
Audit Fees	$3,028,000	(1)	$2,635,000
Audit-Related Fees	$144,600	(2)	$140,000
Tax Fees	$1,017,100	(3)	$1,055,000
All Other Fees	$—		$75,000

Total	$4,189,700		$3,905,000

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements, quarterly review of financial statements included in the Company's Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2)
Audit-related fees include professional services related to the audit of the Company's financial statements, consultation on accounting standards or transactions, and audits of employee benefit plans.

(3)
Tax fees include $901,500 for professional services rendered in connection with tax compliance and preparation relating to the Company's expatriate program, tax audits and international tax compliance; and $115,600 for tax consulting and planning services relating to interest computations and international tax changes. The Company does not engage KPMG to perform personal tax services for its executive officers.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Auditors

Prior to the enactment of the Sarbanes-Oxley Act of 2002 (the "Act"), the Company adopted an auditor independence policy that banned its auditors from performing non-financial consulting services, such as information technology consulting and internal audit services. This auditor policy also mandates that an annual budget for both audit and non-audit services be approved by the Audit Committee in advance, and that the Audit Committee be provided with quarterly reporting on actual spending. This policy also mandates that no auditor engagements for non-audit services may be entered into without the express approval of the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

  3.
  Exhibits

Incorporated by Reference
Exhibit Number				Filed herewith
	Exhibit Description	Form	Filing Date
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through March 19, 2003.	10-Q	5/13/03
4.2	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York.	10-Q	4/01/94
4.3	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.	10-Q	4/01/94
4.5	Form of the Company's 6 1/2% Notes due 2004.	10-Q	4/01/94
4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.	S-3	8/28/96
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97
10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97

10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 24, 2003.	S-8	6/24/03
10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97
10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98
10.A.51	2003 Employee Stock Option Plan, as amended through April 24, 2003.	10-Q	6/28/03
10.A.52	Reimbursement Agreement.	10-Q	6/29/02
10.A.53	Option Cancellation and Restricted Stock Award Agreement	10-Q	6/28/03
10.B.18	Custom Sales Agreement effective October 21, 2002 between the Registrant and International Business Machines Corporation.			X
14.1	Code of Ethics of the Company			X
21	Subsidiaries of Apple Computer, Inc.			X
23.1	Independent Auditors' Consent			X
31.1	Rule13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certification of Chief Executive and Chief Financial Officer			X
(b)
Reports on Form 8-K

  The Company filed a current report on Form 8-K on October 15, 2003, to reference and furnish as exhibits a press release and data sheet issued to the public by the Company on October 15, 2003.

  The Company filed a current report on Form 8-K on July 16, 2003, to reference and furnish as exhibits a press release and data sheet issued to the public by the Company on July 16, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of December 2003.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEVEN P. JOBS STEVEN P. JOBS	Chief Executive Officer and Director (Principal Executive Officer)	December 18, 2003
/s/ FRED D. ANDERSON FRED D. ANDERSON	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 18, 2003
/s/ PETER OPPENHEIMER PETER OPPENHEIMER	Senior Vice President of Finance and Corporate Controller (Principal Accounting Officer)	December 18, 2003
/s/ WILLIAM V. CAMPBELL WILLIAM V. CAMPBELL	Director	December 18, 2003
/s/ MILLARD S. DREXLER MILLARD S. DREXLER	Director	December 18, 2003
/s/ ALBERT GORE, JR. ALBERT GORE, JR.	Director	December 18, 2003
/s/ ARTHUR D. LEVINSON ARTHUR D. LEVINSON	Director	December 18, 2003
/s/ JEROME B. YORK JEROME B. YORK	Director	December 18, 2003

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Shareholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  REPORT OF INDEPENDENT AUDITORS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
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
  Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES