Form 10-Q
period 2003-12-27
APPLE COMPUTER INC
filed 2004-02-10
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003 OR

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

369,730,223 shares of common stock issued and outstanding as of January 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended
	December 27, 2003	December 28, 2002

Net sales	$2,006	$1,472
Cost of sales	1,470	1,066

Gross margin	536	406

Operating expenses:
Research and development	119	121
Selling, general, and administrative	343	299
Restructuring costs	—	23

Total operating expenses	462	443

Operating income (loss)	74	(37)

Other income and expense:
Gain on sales of non-current investments	4	—
Interest and other income, net	9	29
Total other income and expense	13	29

Income (loss) before provision for (benefit from) income taxes	87	(8)

Provision for (benefit from) income taxes	24	(2)

Income (loss) before accounting change	63	(6)

Cumulative effect of accounting change, net	—	2

Net income (loss)	63	(8)

Earnings (loss) per common share before accounting change:
Basic	$0.17	$(0.02)
Diluted	$0.17	$(0.02)

Earnings (loss) per common share:
Basic	$0.17	$(0.02)
Diluted	$0.17	$(0.02)

Shares used in computing earnings (loss) per share (in thousands):
Basic	362,450	359,057
Diluted	372,308	359,057

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share amounts)

	December 27, 2003	September 27, 2003
ASSETS:

Current assets:
Cash and cash equivalents	$3,724	$3,396
Short-term investments	1,067	1,170
Accounts receivable, less allowances of $48 and $49, respectively	586	766
Inventories	89	56
Deferred tax assets	218	190
Other current assets	345	309

Total current assets	6,029	5,887

Property, plant and equipment, net	684	669
Goodwill	85	85
Acquired intangible assets	22	24
Other assets	151	150

Total assets	$6,971	$6,815

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$1,085	$1,154
Accrued expenses	995	899
Current debt	302	304

Total current liabilities	2,382	2,357

Deferred tax liabilities and other non-current liabilities	259	235
Total liabilities	2,641	2,592

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 900,000,000 shares authorized; 368,760,946 and 366,726,584 shares issued and outstanding, respectively	1,960	1,926
Deferred stock compensation	(56)	(62)
Retained earnings	2,457	2,394
Accumulated other comprehensive income (loss)	(31)	(35)

Total shareholders’ equity	4,330	4,223

Total liabilities and shareholders’ equity	$6,971	$6,815

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended
	December 27, 2003	December 28, 2002

Cash and cash equivalents, beginning of the period	$3,396	$2,252

Operating Activities:
Net income (loss)	63	(8)
Cumulative effect of accounting change, net of taxes	—	2
Adjustments to reconcile net income (loss) to cash generated by operating activities:
Depreciation, amortization and accretion	33	31
Stock based compensation expense	7	1
Non-cash restructuring	—	12
Provision for deferred income taxes	4	2
Loss on disposition of property, plant, and equipment	—	3
Gain on sales of short-term investments, net	—	(9)
Gain on sales of non-current investments	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	180	68
Inventories	(33)	1
Other current assets	(36)	71
Other assets	(12)	(12)
Accounts payable	(69)	(94)
Other liabilities	86	42

Cash generated by operating activities	219	110

Investing Activities:
Purchases of short-term investments	(395)	(674)
Proceeds from maturities of short-term investments	446	500
Proceeds from sales of short-term investments	52	409
Proceeds from sales of non-current investments	5	13
Purchases of property, plant, and equipment	(44)	(20)
Other	13	9

Cash generated by investing activities	77	237

Financing Activities:

Proceeds from issuance of common stock	32	13

Cash generated by financing activities	32	13

Increase in cash and cash equivalents	328	360

Cash and cash equivalents, end of the period	$3,724	$2,612

Supplemental cash flow disclosures:

Cash paid for income taxes, net	$8	$17

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Apple Computer, Inc. and its subsidiaries (the Company) designs, manufactures and markets personal computers and related software, peripherals and personal computing and communicating solutions. The Company’s products include the Macintosh line of desktop and notebook computers, the Mac OS X operating system, the iPod digital music player, and a portfolio of software products and peripherals for education, creative, consumer and business customers. The Company sells its products through its online stores, direct sales force, third-party wholesalers and resellers, and its own retail stores.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 27, 2003, included in its Annual Report on Form 10-K for the year ended September 27, 2003 (the 2003 Form 10-K). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Stock-Based Compensation

The Company measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company applies the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure as if the fair value-based method had been applied in measuring compensation expense. The Company has elected to follow APB Opinion No. 25 because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plan shares. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

As required under SFAS No. 123, the pro forma effects of stock-based compensation on net income and earnings per common share for employee stock options granted and employee stock purchase plan share purchases have been estimated at the date of grant and beginning of the period, respectively, using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income over the options’ vesting period and the shares’ plan period.

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

The Company’s pro forma information for the three month periods ended December 27, 2003 and December 28, 2002 follows (in millions, except per share amounts):

	Three Months Ended
	12/27/03	12/28/02

Net income (loss) - as reported	$63	$(8)

Add: Stock-based employee compensation expense included in reported net income (loss), net of tax	7	1
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(36)	(54)

Net income (loss) - pro forma	$34	$(61)

Net income (loss) per common share - as reported
Basic	$0.17	$(0.02)
Diluted	$0.17	$(0.02)

Net income (loss) per common share - pro forma
Basic	$0.09	$(0.17)
Diluted	$0.09	$(0.17)

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

The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except net income and per share amounts):

	Three Months Ended
	12/27/03	12/28/02
Numerator (in millions):
Income (loss) before accounting change	$63	$(6)
Cumulative effect of accounting change, net of tax	$—	$2

Net income (loss)	$63	$(8)

Denominator:
Weighted average-shares outstanding	362,450	359,057
Effect of dilutive options and restricted stock	9,858	—

Denominator for diluted earnings (loss) per share	372,308	359,057

Basic earnings (loss) per share before accounting change	$0.17	$(0.02)
Cumulative effect of accounting change, net of tax	—	—
Basic earnings (loss) per share	$0.17	$(0.02)

Diluted earnings (loss) per share before accounting change	$0.17	$(0.02)
Cumulative effect of accounting change, net of tax	—	—
Diluted earnings (loss) per share	$0.17	$(0.02)

Options to purchase approximately 14.4 million shares of common stock that were outstanding at December 27, 2003, were not included in the computation of diluted earnings per share for the first quarter of 2004 because the options’ exercise price was greater than the average market price of the Company’s common stock during this period, and therefore, the effect would have been antidilutive. At December 28, 2002, the Company had options to purchase approximately 109.4 million shares of its common stock outstanding, all of which were excluded from the computation of diluted loss per share for the first quarter of 2003 because the effect would have been antidilutive.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of December 27, 2003, and September 27, 2003 (in millions):

	December 27, 2003	September 27, 2003

Cash	$165	$158

U.S. Treasury and Agency securities	77	87
U.S. corporate securities	2,646	2,368
Foreign securities	836	783
Total cash equivalents	3,559	3,238

U.S. Treasury and Agency securities	420	454
U.S. corporate securities	639	623
Foreign securities	8	93

Total short-term investments	1,067	1,170

Total cash, cash equivalents, and short-term investments	$4,791	$4,566

The Company’s short-term investment portfolio consists of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized losses of $2 million and $1 million on its investment portfolio, primarily related to investments with stated maturities greater than 1 year, as of December 27, 2003 and September 27, 2003, respectively. The Company occasionally sells short-term investments prior to their stated maturities. As a result of such sales, the Company recognized no gains during the first quarter of 2004 and recognized gains of $9 million during the first quarter of 2003. These net gains were included in interest and other income, net.

As of December 27, 2003, and September 27, 2003, $694 million and $629 million, respectively, of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years.  The remainder of the Company’s short-term investments had underlying maturities between 3 and 12 months.

Non-Current Debt and Equity Investments and Related Gains

The Company has held significant investments in ARM Holdings plc (ARM), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments have been reflected in the condensed consolidated balance sheets as long term assets within other assets and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in interest and other income.

During the first quarter of 2004, the Company sold all of its remaining non-current investments in public companies, consisting of 986,164 shares of Akamai for net proceeds of approximately $5 million, and a gain before taxes of $4 million. During the first quarter of 2003, the Company sold 2,580,000 shares of EarthLink stock for net proceeds of approximately $13.7 million, an amount that approximated the Company’s carrying value of the shares.

Debt

The Company currently has debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes that were originally issued in 1994. The notes, which pay interest semiannually, were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes, along with approximately $1.5 million of related unamortized deferred gains on closed interest rate swaps, are due in February of 2004 and therefore have been classified as current debt as of December 27, 2003.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. From time to time, the Company enters into interest rate swap agreements to modify the interest rate profile of certain investments and debt. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value.  As of the end of the first quarter of 2004, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of fiscal 2003.

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

Accounting for Derivative Financial Instruments

The Company accounts for all derivatives at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of December 27, 2003, the Company had a net deferred loss associated with cash flow hedges of approximately $24 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the third quarter of fiscal 2004.

Note 3 – Condensed Consolidated Financial Statement Details (in millions)

Inventories

	12/27/03	9/27/03
Purchased parts	$3	$2
Work in process	1	4
Finished goods	85	50

Total inventories	$89	$56

Other Current Assets

	12/27/03	9/27/03
Vendor non-trade receivables	$201	$184
Other current assets	144	125

Total other current assets	$345	$309

Property, Plant, and Equipment

	12/27/03	9/27/03
Land and buildings	$350	$350
Machinery, equipment, and internal-use software	420	393
Office furniture and equipment	77	74
Leasehold improvements	374	357
	1,221	1,174

Accumulated depreciation and amortization	(537)	(505)

Total net property, plant, and equipment	$684	$669

Other Assets

	12/27/03	9/27/03
Non-current deferred tax assets	$57	$60
Non-current debt and equity investments	—	5
Capitalized software development costs, net	26	28
Other assets	68	57

Total other assets	$151	$150

Accrued Expenses

	12/27/03	9/27/03
Deferred revenue	$406	$368
Accrued marketing and distribution	124	124
Accrued compensation and employee benefits	114	101
Accrued warranty and related costs	80	67
Other current liabilities	271	239

Total accrued expenses	$995	$899

Interest and Other Income, Net

	Three Months Ended
	12/27/03	12/28/02
Interest income	$14	$23
Interest expense	(2)	(2)
Gain on sales of short-term investments	—	9
Other income (expense), net	(3)	(1)

Interest and other income, net	$9	$29

Note 4 – Restructuring Actions

2003 Restructuring Actions

The Company recorded total restructuring charges of approximately $26.8 million during the year ended September 27, 2003, including approximately $7.4 million in severance costs, a $5.0 million charge to write-off deferred compensation, $7.1 million in asset impairments and a $7.3 million charge for lease cancellations.

During the third quarter of 2003, approximately $500,000 of the amount originally accrued for lease cancellations was determined to be in excess due to the sublease of a property sooner than originally estimated and an approximately $500,000 shortfall was identified in the severance accrual due to higher than expected severance costs related to the closure of the Company’s Singapore manufacturing operations. These adjustments had a net neutral effect on reported operating expense.

During the second quarter of 2003, the Company’s management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million, including $2.4 million in severance costs and $400,000 for asset write-offs and lease payments on an abandoned facility. Actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company’s Americas and Europe operating segments and further reductions associated with PowerSchool-related activities in the Americas operating segment, including an accrual for asset write-offs and lease payments on an abandoned facility. The second quarter actions will ultimately result in the elimination of 93 positions worldwide, all but one of which were eliminated by the end of the first quarter of 2004.

During the first quarter of 2003, the Company’s management approved and initiated restructuring actions with a total cost of $24 million that resulted in the termination of manufacturing operations at the Company-owned facility in Singapore, further reductions in headcount resulting from the shift in PowerSchool product strategy that took place at the end of fiscal 2002, and termination of various sales and marketing activities in the United States and Europe. These restructuring actions resulted in the elimination of 260 positions worldwide.

Closure of the Company’s Singapore manufacturing operations resulted in severance costs of $1.8 million and costs of $6.7 million to write off manufacturing related fixed assets, whose use ceased during the first quarter of 2003. PowerSchool related costs included severance of approximately $550,000 and recognition of $5 million of previously deferred stock compensation that arose when PowerSchool was acquired by the Company in 2001 related to certain PowerSchool employee stockholders who were terminated in the first quarter of 2003. Termination of sales and marketing activities and employees, principally in the United States and Europe, resulted in severance costs of $2.8 million and accrual of costs associated with operating leases on closed facilities of $6.7 million. The total net restructuring charge of $23 million recognized during the first quarter of 2003 also reflects the reversal of $600,000 of unused restructuring accrual originally made during the first quarter of 2002.

Of the $26.8 million, nearly all had been spent by the end of the first quarter of 2004, except for approximately $200,000 of severance costs and approximately $4.1 million related to operating lease costs on abandoned facilities. The Company currently anticipates that all of the remaining accrual for severance costs of approximately $200,000 will be spent in fiscal 2004 and the remaining accrual for operating lease costs will be paid over the remaining lease terms.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2003 (in millions):

	Employee Severance Benefits	Deferred Compensation Write-off	Asset Impairments	Lease Cancellations	Totals

Total charge	$7.4	$5.0	$7.1	$7.3	$26.8
Total spending through December 27, 2003	(7.7)	—	—	(2.7)	(10.4)
Total non-cash items	—	(5.0)	(7.1)	—	(12.1)
Adjustments	0.5	—	—	(0.5)	—
Accrual at December 27, 2003	$0.2	$—	$—	$4.1	$4.3

Note 5 – Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

The following table summarizes components of total comprehensive income, net of taxes, during the three month periods ended December 27, 2003, and December 28, 2002 (in millions):

	Three Months Ended
	12/27/03	12/28/02

Net income (loss)	$63	$(8)
Other comprehensive income:
Net change in unrealized derivative gains/losses	(8)	5
Change in foreign currency translation	14	8
Net change in unrealized investment gains/losses	1	3
Reclassification adjustment for investment gains included in net income	(3)	(7)

Total comprehensive income	$67	$1

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three month periods ended December 27, 2003, and December 28, 2002 (in millions):

	Three Months Ended
	12/27/03	12/28/02

Change in fair value of derivatives	$(18)	$(4)
Adjustment for net losses realized and included in net income (loss)	10	9
Change in unrealized derivative gains/losses	$(8)	$5

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	As of 12/27/03	As of 9/27/03

Unrealized gains (losses) on available-for-sale securities	$(1)	$1
Unrealized losses on derivative investments	(24)	(16)
Cumulative foreign currency translation	(6)	(20)
Accumulated other comprehensive income (loss)	$(31)	$(35)

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

Employee Stock Option Exchange Program

On March 20, 2003, the Company announced a voluntary employee stock option exchange program (the Exchange Program) whereby eligible employees, other than executive officers and members of the Board of Directors, had an opportunity to exchange outstanding options with exercise prices at or above $25.00 per share for a predetermined smaller number of new stock options issued with exercise prices equal to the fair market value of one share of the Company’s common stock on the day the new awards are issued, which will be at least six months plus one day after the exchange options are cancelled.  On April 17, 2003, in accordance with the Exchange Program, the Company cancelled options to purchase 16,569,193 shares of its common stock. On October 22, 2003, new stock options totaling 6,697,368 shares were issued to employees at an exercise price of $22.76 per share, which is equivalent to the closing price of the Company’s stock on that date. No financial or accounting impact to the Company’s financial position, results of operations or cash flow was associated with this transaction.

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

Rule 10b5-1 Trading Plans

Certain of the Company’s executive officers, including Mr. Timothy D. Cook and Mr. Fred D. Anderson, have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of Apple stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s Employee Stock Purchase Plan.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. As of December 27, 2003, approximately 3 million shares were reserved for future issuance under the Purchase Plan.  Beginning with the six month offering period that started on June 30, 2003, the number of shares authorized for issuance is limited to a total of 1 million shares per offering period. During the first quarter of 2004 and 2003, respectively, approximately 1.0 million and 1.1 million shares were issued under the Purchase Plan.

Stock Option Activity

A summary of the Company’s stock option activity and related information for the three month periods ended December 27, 2003 and December 28, 2002 follows (option amounts are presented in thousands):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price

Balance at 9/27/03	45,830	63,012	$19.08
Options Granted	(8,079)	8,079	$22.46
Options Cancelled	905	(905)	$20.70
Options Exercised	—	(1,034)	$17.40
Plan Shares Expired	(14,867)	—	—
Balance at 12/27/03	23,789	69,152	$19.48

Balance at 9/28/02	6,571	109,430	$28.17
Options Granted	(1,301)	1,301	$15.23
Options Cancelled	1,159	(1,159)	$27.56
Options Exercised	—	(188)	$10.43
Plan Shares Expired	(1)	—	—
Balance at 12/28/02	6,428	109,384	$28.05

The options outstanding as of December 27, 2003 have been segregated into six ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding as of 12/27/03	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of 12/27/03	Weighted Average Exercise Price

$0.83 - $15.59	10,902	5.23	$11.80	8,314	$10.94
$15.60 - $17.31	11,832	6.17	$17.00	7,079	$17.05
$17.32 - $18.50	17,230	6.79	$18.43	12,534	$18.43
$18.51 - $22.70	15,419	7.57	$20.40	7,616	$20.35
$22.71 - $38.19	11,188	6.98	$23.33	2,782	$24.38
$38.20 - $69.78	2,581	6.03	$48.08	2,214	$48.01

$0.83 - $69.78	69,152	6.61	$19.48	40,539	$19.04

Note 7 – Stock-Based Compensation

The Company has provided pro forma disclosures in Note 1 of these Notes to Condensed Consolidated Financial Statements of the effect on net income (loss) and earnings (loss) per share as if the fair value method of accounting for stock compensation had been used for its employee stock option grants and employee stock purchase plan purchases. These pro forma effects have been estimated at the date of grant and beginning of the period, respectively, using the Black-Scholes option pricing model.

For purposes of the pro forma disclosures provided pursuant to SFAS No. 123, the option awards issued in October 2003 and the awards cancelled as part of the Employee Stock Option Exchange Program have been accounted for using modification accounting.  In accordance with SFAS No. 123, the grant date of the awards issued is the date of acceptance of the exchange offer by participating employees.

The assumptions used for the three month periods ended December 27, 2003 and December 28, 2002, and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended
	12/27/03	12/28/02

Expected life of stock options	3.5 years	4 years
Expected life of stock purchases	6 months	6 months
Interest rate - stock options	2.35%	2.45%
Interest rate - stock purchases	1.10%	1.75%
Volatility - stock options	40%	63%
Volatility - stock purchases	44%	44%
Dividend yields	—	—

Weighted-average fair value of options granted during the period	$6.74	$7.57
Weighted-average fair value of employee stock purchases during the period	$4.90	$4.67

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 15 years and often contain multi-year renewal options. As of September 27, 2003, the Company’s total future minimum lease payments under noncancelable operating leases were $600 million, of which $354 million related to leases for retail space.  As of December 27, 2003, total future minimum lease payments related to leases for retail space increased to $386 million.

Accrued Warranty and Indemnifications

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. The Company also offers a 90-day basic warranty for Apple software and for Apple service parts used to repair Apple hardware products. The Company provides currently for the estimated cost that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future expectations.

The following table reconciles changes in the Company’s accrued warranties and related costs for the three month periods ended December 27, 2003 and December 28, 2002 (in millions):

	Three Months Ended
	12/27/03	12/28/02

Beginning accrued warranty and related costs	$67	$69
Cost of warranty claims	(21)	(18)
Accruals for product warranties	34	19
Ending accrued warranty and related costs	$80	$70

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other licensing agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either December 27, 2003 or September 27, 2003.

Contingencies

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company’s publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company’s motion to dismiss for failure to state a cause of action, with leave to Plaintiffs to amend their complaint within thirty days. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. The Court heard the Company’s motion on July 11, 2003 and dismissed Plaintiff’s claims with prejudice on August 12, 2003.  Plaintiffs have appealed the ruling.

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

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates including various European Union member countries, Japan and California.  Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company’s results of operations and financial position.

Note 9 - Segment Information and Geographic Data

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company’s Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan, except for the activities of the Company’s Retail segment. The Retail segment currently operates Apple-owned retail stores in the United States and Japan. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company’s subsidiary, FileMaker, Inc. Each reportable geographic operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in the Company’s 2003 Form 10-K in Note 1, “Summary of Significant Accounting Policies,” except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $28 million and $6 million during the first quarters of 2004 and 2003, respectively.

Operating income for all segments, except Retail, includes cost of sales at standard cost. Certain manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses.

To assess the operating performance of the Retail segment several significant items are included in its results for internal management reporting that are not included in results of the Company’s other segments. First, cost of sales for the Retail segment includes a mark-up above the Company’s standard cost to approximate the price normally charged to the Company’s major channel partners in the United States. For the first quarter of 2004 and 2003, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $52 million and $23 million, respectively.

Second, the Retail segment includes in its net sales proceeds from sales of the Company’s extended warranty, support and service contracts and also recognizes related cost of sales based on the amount at which such contracts are normally sold to the Company’s major channel partners in the United States. This treatment is consistent with how the Company’s major resellers account for the sales and cost of the Company’s extended warranty and support contracts. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales. For the first quarter of 2004, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $12 million and $8 million, respectively. For the first quarter of 2003, the net sales and cost of sales recognized by the Retail segment for sales of extended warranty, support and service contracts were $6 million and $4 million, respectively.

Third, a portion of the operating expenses associated with certain high profile retail stores is allocated from the Retail segment to corporate marketing expense. Allocation of these expenses reflects the unique nature of these stores which, given their larger size and extraordinary design elements, function as vehicles for general corporate marketing, corporate sales and marketing events, and brand awareness.  Allocated operating costs are those in excess of operating costs incurred by one of the Company’s more typical retail locations. Stores were open in four such high profile locations in New York, Los Angeles, Chicago, and Tokyo, Japan as of December 27, 2003. Expenses allocated to corporate marketing resulting from the operations of these stores were $2.2 million and $1.1 million in the first quarters of 2004 and 2003, respectively.

Summary information by operating segment follows (in millions):

Three Months Ended

	12/27/03	12/28/02
Americas:
Net sales	$924	$738
Operating income	$114	$41

Europe:
Net sales	$519	$351
Operating income	$97	$26

Japan:
Net sales	$157	$139
Operating income	$21	$13

Retail:
Net sales	$273	$148
Operating income (loss)	$9	$(1)

Other Segments (a):
Net sales	$133	$96
Operating income	$18	$13

(a)                                  Other Segments consists of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the consolidated financial statements follows (in millions):

	Three Months Ended
	12/27/03	12/28/02

Segment operating income	$259	$92
Corporate expenses, net	(185)	(106)
Restructuring costs	—	(23)
Total operating income (loss)	$74	$(37)

Note 10 – Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its Chief Executive Officer, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business.  The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $282,000 and $84,000 in expenses pursuant to the Reimbursement Agreement during the first quarter of 2004 and 2003, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

In connection with a relocation assistance package, the Company in May 2000 loaned Mr. Ronald B. Johnson, Senior Vice President, Retail, $1.5 million for the purchase of his principal residence. The loan is secured by a deed of trust and is due and payable in May 2004. Under the terms of the loan, Mr. Johnson agreed that should he exercise any of his stock options prior to the due date of the loan, he would pay the Company an amount equal to the lesser of (1) an amount equal to 50% of the total net gain realized from the exercise of the options; or (2) $375,000 multiplied by the number of years between the exercise date and the date of the loan. Mr. Johnson repaid $750,000 of this loan in fiscal 2003.  The current outstanding balance of $750,000 is due and payable in May 2004.

Mr. Jerome York, a member of the Board of Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. (MicroWarehouse) in January 2000. Until September 7, 2003, he also served as its Chairman, President and Chief Executive Officer. MicroWarehouse is a reseller of computer hardware, software and peripheral products, including products made by the Company. On September 8, 2003, CDW Corporation (CDW), acquired selected North American assets of MicroWarehouse. MicroWarehouse subsequently filed for Chapter 11 bankruptcy protection in the United States. MicroWarehouse accounted for 0.4% and 3.2% of the Company’s net sales in the first quarter of 2004 and 2003, respectively. Trade receivables from MicroWarehouse were $8.9 million and $9.9 million as of December 27, 2003 and September 27, 2003, respectively. The Company has provided what it believes to be an adequate allowance on the outstanding receivable based on the Company’s secured interest position in selected MicroWarehouse assets and the expected payments to unsecured creditors. Sales to MicroWarehouse and related trade receivables were generally subject to the same terms and conditions as those with the Company’s other resellers. In addition, the Company has purchased miscellaneous equipment and supplies from MicroWarehouse. Total purchases amounted to approximately $834,000 in the first quarter of 2003. No purchases were made in the first quarter of 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the 2003 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on its website at www.apple.com/investor when such reports are available on the Securities and Exchange Commission (SEC) website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The contents of these websites are not incorporated into this filing.  Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Executive Overview

Apple designs, manufactures and markets personal computers and related software and services, peripherals and personal computing and communicating solutions. The Company sells its products worldwide through its online stores, direct sales force, third-party wholesalers and resellers, and its own retail stores. The Company’s products and services include the Macintosh line of desktop and notebook computers, the Mac OS X operating system, the iPod digital music player, the iTunes Music Store and digital music management software, and a portfolio of other software products, peripherals and services for education, creative, consumer and business customers.  A further description of the Company’s products may be found below and in Part I, Item 1 of the 2003 Form 10-K under the heading “Business.”

The Company competes in several highly competitive markets including the personal computer industry with its Macintosh line of computers and related software, the consumer electronics industry with products such as the iPod, and digital music distribution through its iTunes Music Store. The Company continually faces both aggressive pricing practices as well as the emergence of new competitors in these markets.  In an effort to remain competitive in these markets, the Company intends to continue focusing on creating innovative products and services aligned with its digital hub strategy, whereby the Macintosh functions as the digital hub for digital devices including the iPod, personal digital assistants, cellular phones, digital video and still cameras and other electronic devices.  The Company is also concentrating on expanding and improving its distribution capabilities by opening its own retail stores, both domestically and internationally, in high traffic quality shopping venues; staffing selected resellers’ stores with Company employees; entering into strategic alliances with other companies to brand and sell the Company’s products and services; increasing the accessibility of iPods through various resellers that do not currently sell Macintosh systems; and increasing the reach of its online stores.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and results of operations requires the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2003 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates.

Management believes the Company’s critical accounting policies are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and exposures related to inventory purchase commitments, valuation of long-lived assets including acquired intangibles, warranty costs, and income taxes. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain. Additional information about these critical accounting policies may by found in the Company’s 2003 Form 10-K in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Critical Accounting Policies.”

Hardware Products Update

The Company offers a range of personal computing products including desktop and notebook personal computers, related devices and peripherals, networking and connectivity products, and various third-party hardware products. All of the Company’s Macintosh® products utilize PowerPC® RISC-based microprocessors. The Company’s entire line of Macintosh systems, excluding servers, features the Company’s suite of software for digital photography, music, and movies. A discussion of the Company’s products may be found in the 2003 Form 10-K. Certain newly introduced products and/or upgrades to existing products are discussed below.

Xserve® and Xserve RAID

Xserve, the Company’s first rack-mount server product, was designed for simple setup and remote management of intensive input/output (I/O) applications such as digital video, high-resolution digital imagery, and large databases. In January 2004, the Company introduced Xserve G5, which is available with either a single or dual 2.0 GHz PowerPC G5 processor. Xserve G5 includes a new system controller with up to 8GB of PC3200 error correcting code (ECC) memory; three hot-plug Serial ATA drive modules that deliver up to 750GB of storage; and dual on-board Gigabit Ethernet for high-performance networking. At the same time, the Company also introduced its new Xserve RAID storage system along with support for Windows and Linux-based computing environments. Designed with 14 independent ATA/100 drive channels and an industry standard 2GB Fibre Channel, Xserve RAID provides up to 3.5 terabytes of storage capacity and up to 336 MBps throughput.

Peripheral Products Update

The Company sells certain associated Apple-branded computer hardware peripherals, including iPod™ digital music players, iSight™ digital video cameras, and a range of high quality flat panel TFT active-matrix digital color displays. The Company also sells a variety of third-party Macintosh compatible hardware products directly to end users through both its retail and online stores, including computer printers and printing supplies, storage devices, computer memory, digital video and still cameras, personal digital assistants, and various other computing products and supplies. A discussion of the Company’s products may be found in the 2003 Form 10-K. Certain newly introduced products and/or upgrades to existing products are discussed below.

iPod™

In January 2004, the Company announced the availability of a new 15GB iPod model and also introduced a new form factor with the iPod mini.  Smaller and lighter than the original iPod model, the new iPod mini has storage capacity of 4GB and holds up to 1,000 songs, features a patent pending, touch sensitive Click Wheel for one-handed navigation, and is encased in an anodized aluminum case available in a selection of five colors, including silver, gold, pink, blue or green.  The new iPod mini retains the same user interface as the original model and works seamlessly with the Company’s iTunes® Music Store and the iTunes digital music management software for buying, managing and listening to digital music on either a Mac or Windows computer. The Company has also entered into a strategic alliance with Hewlett-Packard Company (HP), which provides for an HP-branded digital music player based on the iPod, the preinstallation of iTunes digital music management software on HP’s consumer PCs and notebooks and access to the iTunes music store.

Software Products and Computer Technologies Update

The Company offers a range of software products for education, creative, consumer and business customers, including Mac OS X, the Company’s proprietary operating system software for the Macintosh; server software and related solutions; professional application software; and consumer, education and business oriented application software. A discussion of the Company’s products may be found in the 2003 Form 10-K. Certain newly introduced products and/or upgrades to existing products are discussed below.

Final Cut® Express

Final Cut Express, based on Final Cut Pro, enables small business users, educators, students and advanced hobbyists to perform professional-quality digital video editing. In January 2004, the Company introduced Final Cut® Express 2 which features RT Extreme for real-time compositing and effects, an enhanced user interface, real-time color correction tools and enhanced audio editing capabilities.

iLife®

In January 2004, the Company introduced iLife’04, the next generation suite of its digital lifestyle applications, which features new versions of iPhoto™, iMovie® and iDVD™ and introduces GarageBand™, a new music creation software application. iLife ‘04 also features the recently released iTunes 4.2 digital music management software.

iPhoto 4 has new features that allow users to scroll through and resize photos in seconds to easily find a particular photo; Smart Albums which automatically organizes photos based on date, keyword or the user’s own rating; new transitions and controls for rotating, rating and deleting photos.

iMovie 4 features improved rendering and editing performance, including the ability to edit and trim audio and video clips in the enhanced timeline with click-and-drag editing.  Users may also select and edit multiple clips simultaneously.  With graphical audio waveforms and live audio scrubbing, users can locate specific edit points in audio tracks, and alignment guides make it easy to precisely sync video and audio.

iDVD 4 includes new themes and professional effects that allow users to use photos and movies as buttons, backgrounds and menus.  Movies from iMovie, photos from iPhoto and music from either iTunes or GarageBand can be added directly to a DVD via the media browser, and enhanced photo slideshows can include cinematic transitions and iTunes playlists.  The DVD Map provides an overview of an entire DVD project and instant accessibility to all project elements.

GarageBand, the Company’s new consumer oriented music creation software, allows users to play, record and create music using a simple interface.  With GarageBand, recorded performances, digital audio and looping tracks can be arranged and edited to create songs.  GarageBand comes with more than 50 software instruments, pre-recorded audio loops for making complete songs or backing tracks, pro-quality effects presets for mixing, and vintage amplifier sounds for the guitar.  The Company also introduced Jam Pack, an add-on music content package for GarageBand that enhances the music content by providing additional loops, software instruments, effects presets, and guitar amps.

Net Sales

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended
	12/27/03	12/28/02	Change

Net Sales by Operating Segment:
Americas net sales	$924	$738	25%
Europe net sales	519	351	48%
Japan net sales	157	139	13%
Retail net sales	273	148	84%
Other segments net sales (a)	133	96	39%
Total net sales	$2,006	$1,472	36%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	378	377	0%
Europe Macintosh unit sales	240	202	19%
Japan Macintosh unit sales	77	71	8%
Retail Macintosh unit sales	73	46	59%
Other segments Macintosh unit sales (a)	61	47	30%
Total Macintosh unit sales	829	743	12%

Net Sales by Product:
Power Macintosh net sales (b)	$398	$292	36%
PowerBook net sales	399	235	70%
iMac net sales	251	356	(29)%
iBook net sales	221	216	2%
Total Macintosh net sales	1,269	1,099	15%

Peripherals and other hardware (c)	499	218	129%
Software (d)	149	88	69%
Service and other sales (e)	89	67	33%
Total net sales	$2,006	$1,472	36%

Unit Sales by Product:
Power Macintosh unit sales	206	158	30%
PowerBook unit sales	195	101	93%
iMac unit sales	227	298	(24)%
iBook unit sales	201	186	8%
Total Macintosh unit sales	829	743	12%

Net sales per Macintosh unit sold (f)	$1,531	$1,479	4%

iPod unit sales	733	219	235%
iPod net sales	$256	$81	216%

Notes:

(a)          Other Segments consists of Asia Pacific and FileMaker.

(b)         Power Macintosh figures include server sales.

(c)          Net sales of peripherals and other hardware include sales of iPod, Apple-branded and third-party displays, and other hardware accessories.

(d)         Net sales of software include sales of Apple-branded operating system and application software and sales of third-party software.

(e)          Service and other sales primarily include sales of AppleCare and Internet services.

(f)            Net sales per Macintosh unit sold are derived by dividing total Macintosh net sales by total Macintosh unit sales.

Net sales during the first quarter of 2004 increased 36% or $534 million from the same quarter in 2003.  Several factors have contributed to this increase including:

•                  Net sales of peripherals and other hardware rose $281 million or 129% during the first quarter of 2004 compared to the same quarter in 2003. This increase is due primarily to the significant year-over-year increase in iPod net sales of $175 million or 216%.  Strong iPod sales were experienced in all of the Company’s operating segments during the first quarter of 2004 due to increased demand for this product during the holiday season. In addition, iPod sales during the current year were favorably affected by several factors including the introduction of Macintosh and Windows compatible models with increased capacity to either 10GB, 20GB, or 40GB; the Company’s introduction of a new version of the iTunes Music Store in the U.S. for both Macintosh and Windows users in October 2003; and because the Company has expanded its iPod distribution network. Net sales of peripherals and other hardware during the first quarter of 2004 compared to the same quarter in 2003 also reflect an increase of $106 million or 77% in net sales of displays and other computer accessories, including AirPort cards and base stations; iSight digital video cameras; third party digital cameras and printers; and a number of iPod related accessories.  The majority of this increase in net sales of peripherals and other hardware was experienced by the Company’s Americas, Europe, and Retail segments.

•                  Total Macintosh unit sales increased by 12% and net sales increased by 15% or $170 million over the same quarter of the prior year.  Unit sales of the Company’s professional desktop and portable systems have been relatively strong in the first quarter of 2004 compared to the same quarter in 2003. On a year-over-year basis, Power Macintosh and PowerBook unit sales increased 30% and 93%, respectively. The increase in Power Macintosh sales is due to the Power Mac G5, which did not begin shipping until the end of fiscal 2003 and did not realize a full quarter of sales until the first quarter of 2004. In addition, iBook unit sales increased 8% on a year-over-year basis. Unit sales of portable systems, consisting of the PowerBook and iBook, represented a record high 48% of all Macintosh systems sold during the quarter and increased by 38% from the same quarter in the prior year, which reflects an overall trend in the industry towards portable systems. The Company’s average net sales per Macintosh unit sold increased 4% to $1,531 in the first quarter of 2004 from $1,479 in the first quarter of 2003 as a result of various changes in overall unit mix towards relatively higher-priced Power Macintosh and PowerBook systems and an increase in direct sales primarily from the Company’s retail and online stores, somewhat offset by lower year-over-year pricing for the first quarter of 2004 on comparable Macintosh systems for most of the Company’s Macintosh product lines in response to industry pricing pressure.

•                  The Retail segment’s net sales grew to $273 million during the first quarter of 2004 from $148 million during the same period in 2003, an 84% increase. This increase was largely attributable to the increase in total stores from 51 at the end of the first quarter of 2003 to 73 at the end of the first quarter of 2004, as well as an increase in average revenue per store. While the Company’s customers in areas where the Retail segment has opened stores may elect to purchase from the Retail segment stores rather than the Company’s preexisting sales channels in the United States, the Company believes that a substantial portion of the Retail segment’s net sales is incremental to the Company’s total net sales. See additional comments below related to the Retail segment under the heading “Segment Operating Performance.”

•                  Net sales of software rose $61 million or 69% during the first quarter of 2004 compared to the same quarter in 2003. This increase reflects higher net sales of Apple-branded software, including in particular, Mac OS X version 10.3 “Panther,” which was released in October 2003 and accounted for approximately $45 million of the total $61 million year-over-year increase in software net sales.

•                  The Company experienced year-over-year improvement in its U.S. education channel during the first quarter of 2004 with net sales and unit sales increasing by 20% and 8%, respectively, from the same quarter in 2003.  Despite this improvement, the Company believes that there is continued uncertainty in this channel from increased competition in the education market and reduced spending by U.S. educational institutions due to federal and state funding concerns and tax revenue shortfalls resulting from the weak economy. Although the Company has taken steps, and will continue to take steps, to address this weakness, it remains difficult to anticipate when and if this trend will reverse.

•                  Service and other net sales rose $22 million or 33% during the first quarter of 2004 compared to the same quarter in 2003. This increase is the result of significant year-over-year increases in quarterly net sales associated with AppleCare Protection Plan (APP) extended maintenance and support services, as well as increases in net sales associated with Internet services. Increased net sales associated with APP are primarily the result of higher attach rates on APP over the last several years. Increased net sales associated with Internet services are due primarily to the introduction of the iTunes Music Store, introduced for the Macintosh in April of 2003 and updated in October 2003 for both Windows and Macintosh users, and increased net sales from the Company’s .Mac Internet service.

Offsetting the favorable factors discussed above, the Company’s net sales during the first quarter of 2004 were negatively impacted by the following:

•                  Net sales and unit sales of iMac systems were down 29% and 24%, respectively during the first quarter of 2004 versus the same quarter in 2003. Sales of flat panel iMac systems, which have a suggested retail price starting at $1,299, have been negatively affected by a shift in consumer preference to portable systems and lower priced desktop models with price points below $1,000. Also, the current flat panel iMac and eMac form factors are approximately 2 years old, which contributed to the decline in net sales.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company’s Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan, except for the activities of the Company’s Retail segment.  The Retail segment currently operates Apple-owned retail stores in the United States and opened its first international store in Tokyo, Japan in the first quarter of 2004. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment during the first quarter of 2004 increased $186 million or 25% compared to the same quarter in 2003, while unit sales remained flat year-over year. Approximately half of this increase in net sales was attributable to higher iPod sales, which as noted above was largely due to the recent availability of the iPod and iTunes Music Store for both the Macintosh and Windows platforms. The net sales of the Americas segment also reflect higher sales of other peripherals, software, and services during the first quarter of 2004 compared to the same period in 2003 due primarily to higher sales of Mac OS X “Panther,” Internet services, and APP extended warranty contracts. The results of this segment reflect strong sales of Power Macintosh and PowerBook products, somewhat offset by weakness in sales of the Company’s consumer systems.  As noted above, the Company experienced a year-over-year improvement in its U.S. education channel net sales driven primarily by an increase in higher education net sales. Despite these improvements, there is continued uncertainty in this channel from increased competition in the education market and reduced spending by U.S. educational institutions due to federal and state funding concerns and tax revenue shortfalls resulting from the weak economy.

Europe

Net sales in Europe increased $168 million or 48% during the first quarter of 2004 as compared to the same quarter in 2003.  Total Macintosh unit sales in Europe increased 19% on a year-over-year basis.  Other than weakened demand for the iMac, Europe experienced strong net sales across all product lines in the first quarter of 2004. Demand in Europe in the current quarter was particularly strong for the Company’s professional Macintosh systems, iPods, peripherals and software.

Japan

Japan’s net sales increased 13% during the first quarter of 2004 from the same quarter in 2003, while Macintosh unit sales were up 8%. Demand in Japan in the current quarter was particularly strong for the Company’s Power Macintosh product, iPods, peripherals and software. However, Japan did experience a decrease in net sales of both portable systems and iMacs during the first quarter of 2004 as compared to the same quarter in the prior year. Although Japan’s net sales and Macintosh unit sales have recovered slightly in 2004, the segment’s results remain significantly below its historic levels due primarily to current economic conditions that remain negative in Japan.

Retail

The Company opened eight new retail stores, including its first international store in the Ginza in Tokyo, Japan, during the first quarter of 2004. The Company had 73 retail stores open at the end of the first quarter of 2004 as compared to 51 open stores at the end of the first quarter of 2003.  During the first quarter of 2004, the Retail segment’s net sales grew to $273 million, including $4 million from its Ginza store which opened on November 30, 2003, from $148 million in 2003, an 84% increase.  With an average of 69 stores open during the quarter, average quarterly revenue per store increased to $4 million, up from $3.1 million in the year-ago quarter. The Retail segment has contributed strongly to the increase in net sales of computer peripherals and software experienced by the Company during 2004. During the first quarter of 2004, approximately 53% of the Retail segment’s net sales came from the sale of iPods, other Apple-branded and third-party peripherals, software and services. This compares to 42% for the Retail segment during the first quarter of 2003 and 37% for the Company as a whole during the first quarter of 2004.

In accordance with the Company’s operating segment reporting, as further discussed in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data,” the Retail segment reported a profit of $9 million during the first quarter of 2004 compared to a loss of $1 million during the same period in 2003. This improvement is primarily attributable to the segment’s year-over-year increase in average quarterly revenue per store and the impact of the opening of 22 new stores.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $290 million through the end of fiscal 2003, and totaled $28 million during the first quarter of 2004. As of December 27, 2003, the Retail segment had approximately 1,550 employees and had outstanding operating lease commitments associated with retail store space and related facilities of $386 million. The Company would incur substantial costs should it choose to terminate its Retail segment or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Investment in a new business model such as the Retail segment is inherently risky, particularly in light of the significant investment involved, the current economic climate, and the fixed nature of a substantial portion of the Retail segment’s operating expenses.

Gross Margin

Gross margin for the three months ended December 27, 2003 and December 28, 2002 was as follows (in millions, except gross margin percentages):

	Three Months Ended
	12/27/03	12/28/02

Net sales	$2,006	$1,472
Cost of sales	1,470	1,066
Gross margin	$536	$406
Gross margin percentage	26.7%	27.6%

Gross margin for the first quarter of 2004 was 26.7% compared to 27.6% for the same quarter in 2003. The year-over-year decline in gross margin was primarily due to pricing actions on certain Power Mac G5 models that were transitioned during the quarter and purchase order cancellation costs associated with these product transitions. In addition, the Company experienced higher warranty costs on certain portable Macintosh products contributing to the reduction in gross margin.

Operating Expenses

Operating expenses for the three months ended December 27, 2003 and December 28, 2002 were as follows (in millions, except for percentages):

	Three Months Ended
	12/27/03	12/28/02

Research and development	$119	$121
Percentage of net sales	6%	8%
Selling, general, and administrative expenses	$343	$299
Percentage of net sales	17%	20%
Restructuring costs	$—	$23

Research and Development (R&D)

Expenditures for R&D decreased 2% or $2 million to $119 million in the first quarter of 2004 compared to $121 million in the same quarter of 2003. Although R&D headcount increased slightly over the same period in the prior year, the decrease in total R&D expense is merely a function of the timing of new product introductions and the stage in the development cycle of new projects, because costs are typically lower in the beginning of the product development cycle and increase as product release is approached. R&D as a percentage of net sales decreased to 6% in the first quarter of 2004 as compared to 8% in the same quarter of the prior year, which is primarily due to the significant increase in total net sales for the Company of 36%, as well as the slight decrease in R&D expense. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and expects to continue to invest heavily in R&D for further innovation to remain competitive.

Selling, General, and Administrative Expense (SG&A)

SG&A increased 15% or $44 million to $343 million in the first quarter of 2004 compared to $299 million in the same quarter of 2003. This increase is due primarily to the Company’s continued expansion of its Retail segment in both domestic and international markets resulting in an increase of approximately $17 million, a current year increase in discretionary spending on marketing and advertising of approximately $9 million, and an increase of approximately $6 million in restricted stock amortization.  The remaining increase of $12 million was primarily attributable to higher direct and channel selling expenses resulting from the increase in net sales and employee salary merit increases.

Restructuring Costs

During the first quarter of 2003, the Company recorded a net restructuring charge of $23 million related primarily to the termination of manufacturing operations at the Company-owned facility in Singapore, reductions in headcount resulting from the shift in PowerSchool product strategy, and termination of various sales and marketing activities in the United States and Europe.

Other Income and Expense

Other income and expense for the three months ended December 27, 2003 and December 28, 2002 was as follows (in millions):

	Three Months Ended
	12/27/03	12/28/02

Gain on sales of non-current investments	$4	$—

Interest income	$14	$23
Interest expense	(2)	(2)
Gain on sales of short-term investments, net	—	9
Other income (expense), net	(3)	(1)

Interest and other income, net	9	29

Total other income and expense	$13	$29

Gain on Sales of Non-current Investments

During the first quarter of 2004, the Company sold its remaining non-current investments in public companies consisting of 986,164 shares of Akamai Technologies for net proceeds of approximately $5 million and a gain before taxes of $4 million. As of December 27, 2003, the Company does not have any non-current public company investments reflected in its condensed consolidated balance sheet. During the first quarter of 2003, the Company sold 2,580,000 shares of EarthLink stock for net proceeds of approximately $13.7 million, an amount that approximated the Company’s carrying value of the shares sold.

Interest and Other Income, Net

Total interest and other income, net decreased $20 million or 69% to $9 million during the first quarter of 2004 compared to the same quarter in 2003. This decrease is attributable primarily to declining investment yields on the Company’s cash and short-term investments resulting from lower market interest and a shortening of the average maturity of the Company’s investment portfolio. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments fell to 1.27% in the first quarter of 2004 compared to the 2.55% rate earned during the same period in 2003. The Company occasionally sells short-term investments prior to their stated maturities. The sale of short-term investments during the first quarter of 2003 was intended to shorten the average maturity of the Company’s investment portfolio based on management’s belief that interest rates were at or near their bottom. As a result of such sales, the Company recognized net gains of $9 million during the first quarter of 2003. No gains on early sales of short-term investments were recognized during the first quarter of 2004.

Interest expense consists primarily of interest on the Company’s $300 million aggregate principal amount unsecured notes partially offset by amortization of deferred gains realized in 2002 and 2001 that resulted from the closure of swap positions associated with the unsecured notes. The unsecured notes, which mature in February of 2004, were sold at 99.925% of par for an effective yield to maturity of 6.51%. Total deferred gain resulting from the closure of debt swaps of approximately $23 million, $1.5 million of which remained unamortized as of December 27, 2003, is being amortized over the remaining life of the unsecured notes. The Company currently expects to repay this debt upon its maturity.

Provision for Income Taxes

The Company’s effective tax rate for the first three months of 2004 and 2003 was approximately 28%. The Company’s effective rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. and due to research and development credits.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51 and applied immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of the provision of FIN 46 related to variable interests created after January 31, 2003 did not have a material impact on the Company’s results of operations or financial position.  The Company continues to evaluate the provisions of FIN 46, and does not believe that the adoption of the remaining provisions will have a material impact on its results of operations or financial position.

In May 2003, the FASB’s Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue transactions entered into in fiscal periods beginning after June 15, 2003.  Additionally, in August 2003, the EITF reached consensus on EITF Issue No. 03-5, Applicability of AICPA Statement of Position 97-2, “Software Revenue Recognition,” to Non-Software Deliverables in an Arrangement Containing More-than-Incidental Software.  EITF Issue No. 03-5 provides guidance on determining whether non-software deliverables are included within the scope of SOP 97-2, and accordingly, whether multiple element arrangements are to be accounted for in accordance with EITF Issue No. 00-21 or SOP 97-2. The application of EITF Issue Nos. 00-21 and 03-5 did not have a significant impact on the Company’s results of operations or financial position.

Accounting for Stock-Based Compensation

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and provides pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense. The Company has elected to follow APB Opinion No. 25 because, as further discussed in Part I, Item 1 of this Form 10-Q at Note 1 of the Notes to Condensed Consolidated Financial Statements, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options and employee stock purchase plan shares. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

At the Company’s annual shareholders meeting on April 24, 2003, shareholders approved a proposal requesting that the Company’s Board of Directors (the Board) establish a policy of expensing the value of all future employee stock options issued by the Company. The Board and management appreciate and take seriously the views expressed by the Company’s shareholders. As discussed in the Company’s Form 10-Q for the period ended March 29, 2003, the Company decided not to expense the value of employee stock options until the FASB finalizes its new accounting standard on the matter. The Company based this decision on the FASB’s announced intention to soon require all companies to expense the value of employee stock options and the FASB’s near-term review of technical issues that will play a significant role in determining the fair value of and accounting for employee stock options. The Company monitors progress at the FASB and other developments with respect to the general issue of employee stock compensation. In the future, should the Company expense the value of employee stock options, either out of choice or due to new requirements issued by the FASB, the Company may have to recognize substantially more compensation expense in future periods that could have a material adverse impact on the Company’s future results of operations.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	12/27/03	9/27/03

Cash, cash equivalents, and short-term investments	$4,791	$4,566
Accounts receivable, net	$586	$766
Inventory	$89	$56
Working capital	$3,647	$3,530
Days sales in accounts receivable (DSO) (a)	27	41
Days of supply in inventory (b)	6	4
Days payables outstanding (DPO) (c)	66	82
Operating cash flow (quarterly)	$219	$73

(a)          DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)         Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)          DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory

As of December 27, 2003, the Company had $4.791 billion in cash, cash equivalents, and short-term investments, an increase of $225 million over the same balances at the end of fiscal 2003. Approximately $2.7 billion of this cash, cash equivalents, and short-term investments are held by the Company’s foreign subsidiaries and would be subject to U.S. income taxation on repatriation to the U.S. The principal components of this increase were  cash generated by operating activities of $219 million, and proceeds of $32 million from the issuance of common stock, partially offset by capital expenditures of $44 million.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, debt obligations, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Debt

The Company currently has debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes that were originally issued in 1994. The notes, which pay interest semiannually, were sold at 99.925% of par, for an effective yield to maturity of 6.51%. The notes, along with approximately $1.5 million of unamortized deferred gains on closed interest rate swaps, are due in February of 2004 and therefore have been classified as current debt as of December 27, 2003. The Company currently anticipates utilizing its existing cash balances to settle these notes when due.

Capital Expenditures

The Company’s total capital expenditures were $44 million during the first quarter of fiscal 2004, $28 million of which were for retail store facilities and equipment related to the Company’s Retail segment and $16 million of which were for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $160 million for capital expenditures during 2004, approximately $85 million of which is expected to be utilized for further expansion of the Company’s Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Since inception of the stock repurchase plan, the Company had repurchased a total of 6.55 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of December 27, 2003.

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

Lease Commitments

As of September 27, 2003, the Company had total outstanding commitments on noncancelable operating leases of approximately $600 million, $354 million of which related to the lease of retail space and related facilities. Remaining terms on the Company’s existing operating leases range from 1 to 12 years. Total outstanding commitments on noncancelable operating leases related to the lease of retail space rose to $386 million as of December 27, 2003.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 1 to 3 months. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. The nature of the Company’s outstanding third-party manufacturing commitments and component purchase commitments has not changed significantly since the end of its fiscal 2003.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other licensing agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations.

Factors That May Affect Future Results and Financial Condition

Because of the following factors, as well as other factors affecting the Company’s operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

General economic conditions and current economic and political uncertainty could adversely affect the demand for the Company’s products and the financial health of its suppliers, distributors, and resellers.

The Company’s operating performance depends significantly on general economic conditions. For much of the past several years, demand for the Company’s products has been negatively impacted by difficult global economic conditions. Additionally, some of the Company’s education customers appear to be delaying technology purchases due to concerns about the overall impact of the weaker economy on their available funding. Continued uncertainty about future economic conditions makes it difficult to forecast future operating results. Should global and regional economic conditions fail to improve or continue to deteriorate, demand for the Company’s products could continue to be adversely affected, as could the financial health of its suppliers, distributors, and resellers.

War, terrorism or public health issues could disrupt supply, delivery or demand of products which could negatively affect the Company’s operations and performance.

War, terrorism or public health issues, whether in the U.S. or abroad, have caused and could continue to cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, the Company, and the Company’s suppliers or customers.  Although it is impossible to predict the occurrences or consequences of any such events, such events could result in a decrease in demand for the Company’s products, make it difficult or impossible to deliver products to its customers or to receive components from its suppliers, and could create delays and inefficiencies in the Company’s supply chain. The Company’s operating results and financial condition have been, and in the future may continue to be, adversely affected by these events.

The Company and some of its manufacturing vendors and component suppliers have significant operations in various locations throughout Asia, including locations in mainland China, the Hong Kong Special Administrative Region, and Singapore, all of which were subject to the World Health Organization and Centers for Disease Control and Prevention severe acute respiratory syndrome (SARS) travel advisories at times during fiscal 2003. Similar travel advisories were issued for Taiwan, where a significant amount of the Company’s portable Macintosh systems and the iPod are assembled. Should the severity of the SARS threat increase or other public health issues arise, the Company could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers.

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

The personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards.  Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional personal computers may compete for market share with the Company’s existing products.  Several competitors of the Company have either targeted or announced their intention to target certain of the Company’s key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing. Several of the Company’s competitors have introduced or announced plans to introduce digital music products that mimic many of the unique design, technical features, and solutions of the Company’s products. The Company has a significant number of competitors, many of whom have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company. Additionally, there has been a trend towards consolidation in the personal computer industry that has resulted in larger and potentially stronger competitors in the Company’s markets.

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

The Company is currently focused on market opportunities related to digital music distribution and related consumer electronic devices including iPods. The Company faces increasing competition from other companies promoting their own digital music distribution services, free peer-to-peer music services, emerging companies, and larger companies that may have greater resources, including technical and marketing resources, and supplier relationships. There can be no assurance that the Company will be able to provide products and services that effectively compete in these markets. Failure to effectively compete could negatively affect the Company’s operating results and financial position.

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

Due to the highly volatile nature of the personal computer industry, which is characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of the Company’s existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; the Company’s ability to manage the risks associated with product transitions, including production ramp issues; the availability of application software for new products; the effective management of inventory levels in line with anticipated product demand; the availability of products in appropriate quantities to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect that new products will have on its sales or results of operations.

During 2001, the Company introduced a new client operating system, Mac OS X, and delivered its first major upgrade, Mac OS X version 10.1. Other major upgrades include Mac OS X Jaguar in 2002 and most recently Mac OS X Panther in October 2003. Inability of the Company to provide additional improvements in the performance and functionality of the Mac OS, inability to advance customer acceptance of the operating system and its upgrades, inability to obtain the continued commitment of software developers to transition existing applications to run on the Mac OS or create new applications to run on the Mac OS, may have an adverse impact on the Company’s operating results and financial condition.

Because orders for components, and in some cases commitments to purchase components, must be placed in advance of customer orders, the Company faces substantial inventory risk.

The Company records a write-down for inventories of components and products that have become obsolete or are in excess of anticipated demand or net realizable value and accrues necessary reserves for cancellation fees of orders for inventories that have been cancelled. Although the Company believes its inventory and related provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the computer industry, no assurance can be given that the Company will not incur additional inventory and related charges. In addition, such charges have had, and may have, a material effect on the Company’s financial position and results of operations.

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

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including microprocessors and ASICs are currently obtained by the Company from single or limited sources. Some key components (including without limitation DRAM, TFT-LCD flat-panel displays, and optical and magnetic disk drives), while currently available to the Company from multiple sources, are at times subject to industry-wide availability and pricing pressures. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers’ yields have matured. The Company and other producers in the personal computer industry also compete for various components with other industries that have experienced increased demand for their products. The Company uses some components that are not common to the rest of the personal computer industry including certain microprocessors and ASICs. Continued availability of these components may be affected if producers were to decide to concentrate on the production of components other than those customized to meet the Company’s requirements. If the supply of a key component were to be delayed or constrained on a new or existing product, the Company’s results of operations and financial condition could be adversely affected.

The Company’s ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC-based microprocessor for the Company’s Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company’s competitors by Intel Corporation and other developers and producers of microprocessors used by personal computers using other operating systems. Further, despite its efforts to educate the marketplace to the contrary, the Company believes that many of its current and potential customers believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by other operating systems and translates to slower overall system performance. There have been instances in recent years where the inability of the Company’s suppliers to provide advanced PowerPC G4 and G3 microprocessors with higher clock speeds in sufficient quantity has had significant adverse effects on the Company’s results of operations. In addition, currently IBM is the Company’s sole supplier of the G5 processor used in current Power Macintosh products and Motorola is the sole supplier of the G4 processor. The inability in the future of the Company to obtain microprocessors in sufficient quantities with competitive price/performance features could have an adverse impact on the Company’s results of operations and financial condition.

The Company relies on third-party music content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with third parties to offer their music content to customers through the Company’s iTunes Music Store. The Company pays substantial fees to obtain the rights to offer to its customers this third-party music. Many of the Company’s licensing arrangements with these third-party content providers are short-term in nature and do not guarantee the future renewal of these arrangements at commercially reasonable terms, if at all.  Certain parties in the music industry have announced their intent to consolidate their music distribution operations, which could limit the availability and increase the fees required to offer music content to customers through the iTunes Music Store. If the Company is unable to continue to offer a wide variety of music content at reasonable prices with acceptable usage rules, or expand its geographic reach outside the United States, then sales and gross margins of the Company’s iTunes Music Store as well as related hardware and peripherals, including iPods, may be adversely affected.

Third-party content providers and artists require that the Company provide certain digital rights management solutions and other security mechanisms.  If the requirements from content providers or artists change, then the Company may be required to further develop or license technology to address such new rights and requirements.  There is no assurance that the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner, if at all, which could have a materially adverse affect on the Company’s operating results and financial position.

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

Final assembly of products sold by the Company is conducted in the Company’s manufacturing facilities in Sacramento, California, and Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the Netherlands, the People’s Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company’s products and final assembly of substantially all of the Company’s portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in Japan, Taiwan and China. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, medical, political, or military conditions or events, the Company’s results of operations and financial condition could be adversely affected.

The Company’s products, from time to time, experience quality problems that can result in decreased net sales and operating profits.

The Company sells highly complex hardware and software products that can contain defects in design and manufacture. Sophisticated operating system software and applications, such as those sold by the Company, often contain “bugs” that can unexpectedly interfere with the operation of the software. Defects may also occur in components and products the Company purchases from third-parties that may be beyond its control. There can be no assurance that the Company will be able to detect and fix all defects in the hardware and software it sells. Failure to do so could result in lost revenue, loss of reputation, and significant expense to remedy.

The Company’s retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through December 2003, the Company has opened 73 retail stores including its first international store in Tokyo, Japan. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 15 years. The Company could incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of depreciation on store construction costs and lease expense. As a result, significant losses would result should the Retail segment experience a decline in sales for any reason.

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

Unit sales of the Company’s professionally oriented desktop systems have declined over the past several years negatively impacting net sales and gross margin.

Although net sales and unit sales of Power Macintosh systems increased 36% and 30%, respectively, in the first quarter of 2004 compared to the same period in 2003, unit sales of Power Macintosh systems fell 13% during 2003 and 18% in 2002. In addition, Power Macintosh unit sales have fallen as a percentage of total Macintosh unit sales from 30% in 2001 to 22% and 25% in 2003 and the first quarter of 2004, respectively. The Company believes that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers who are the primary users of such systems. Also, it is likely that many of the Company’s current and potential customers, particularly professional and creative customers who are most likely to utilize the Company’s Power Macintosh systems, believe that the relatively slower MHz rating or clock speed of the microprocessors the Company utilizes in its Macintosh systems compares unfavorably to those utilized by other operating systems and translates to slower overall system performance. In addition to the negative impact on net sales, declining sales of Power Macintosh systems also have a negative effect on the Company’s overall gross margin because Power Macintosh systems generally have higher individual gross margins than the Company’s other

Macintosh systems. Continued deterioration in Power Macintosh unit sales could adversely affect the Company’s future net sales and gross margin. If future unit sales of Power Macintosh systems fail to partially or fully recover, it could be difficult for the Company to improve its overall profitability. While the Company has introduced faster Power Macintosh systems utilizing 64-bit PowerPC G5 processors during 2003, there can be no assurance that introduction of such systems will favorably impact net sales either in the short or long term.

The Company faces increasing competition in the U.S. education market.

Sales in the United States to both elementary and secondary schools, as well as for college and university customers, remain a core market for the Company. Net sales in these markets fell to 13% of the Company’s total net sales in the first quarter of 2004 from 15% in the same quarter of 2003. Although net sales in U.S. education as a percentage of the Company’s total net sales has declined in the first quarter of 2004 from the same quarter in 2003, the Company did experience a year-over-year improvement in net sales and Macintosh unit sales in the U.S. education channel of 20% and 8%, respectively.  Uncertainty in this channel remains as several competitors of the Company have either targeted or announced their intention to target the education market for personal computers, which could negatively affect the Company’s market share. In an effort to regain market share and remain competitive, the Company has been and will continue to pursue one-to-one (1:1) learning solutions in education. The Company’s 1:1 learning solutions are a complete solution consisting of an iBook portable system for every student and teacher along with a wireless network connected to a central server.  These 1:1 solutions and other strategic sales are generally priced more aggressively and could result in significantly less profitability or even in financial losses, particularly for larger deals.  Although the Company believes it has taken certain steps to strengthen its position in the education market, there can be no assurance that the Company will be able to increase or maintain its share of the education market or execute profitably on large strategic arrangements. Failure to do so may have an adverse impact on the Company’s operating results and financial condition.

The Company’s future operating performance is dependent on the performance of distributors and other resellers of the Company’s products.

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers, many of whom distribute products from competing manufacturers. In addition, the Company also sells many of its products and resells certain third-party products in most of its major markets directly to end users, certain education customers, and certain resellers through its online stores around the world. The Company also sells its own products and certain third-party products through its retail stores. Many of the Company’s significant resellers operate on narrow product margins and have been negatively affected by current economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company’s distribution and retail channel partners. The Company’s business and financial results could be adversely affected if the financial condition of these resellers weaken, if resellers within consumer channels were to cease distribution of the Company’s products, or if uncertainty regarding demand for the Company’s products caused resellers to reduce their ordering and marketing of the Company’s products.  The Company has invested and will continue to invest in various programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees.  These programs could require a substantial investment from the Company, while providing no assurance of return or incremental revenue to offset this investment.

Over the past several years, an increasing proportion of the Company’s net sales have been made by the Company directly to end-users through its online stores around the world and through its retail stores in the United States. Some of the Company’s resellers have perceived this expansion of the Company’s direct sales as conflicting with their own business and economic interests as distributors and resellers of the Company’s products. Perception of such a conflict could discourage the Company’s resellers from investing additional resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of the Company’s products. The Company’s business and financial results could be adversely affected if expansion of its direct sales to end-users causes some or all of its resellers to cease or limit distribution of the Company’s products.

Further information regarding risks associated with Marketing and Distribution may be found in Part I, Item 1 of the 2003 Form 10-K for the year ended September 27, 2003 under the heading “Markets and Distribution.”

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

Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

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

Further information related to the Company’s global market risks may be found in Part II, Item 7A of the 2003 Form 10-K for the year ended September 27, 2003 under the subheading “Foreign Currency Risk” and may be found in Part II, Item 8 of the 2003 Form 10-K for the year ended September 27, 2003 at Notes 1 and 2 of Notes to Consolidated Financial Statements.

The Company’s future performance is dependent upon support from third-party software developers. If third-party software applications cease to be developed or available for the Company’s hardware products, then customers may choose not to buy the Company’s products.

The Company believes that decisions by customers to purchase the Company’s personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software for particular applications such as Microsoft Office. The Company also believes the availability of third-party application software for the Company’s hardware products depends in part on third-party developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the Company’s financial losses in prior years and the minority market share held by the Company in the personal computer market, as well as the Company’s decision to end its Mac OS licensing program, have caused software developers to question the Company’s prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. Moreover, there can be no assurance software developers will continue to develop software for Mac OS X, the Company’s operating system, on a timely basis or at all.

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

Many of the Company’s products are designed to include intellectual property obtained from third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes that based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms. However, there can be no assurance that the necessary licenses would be available or available on acceptable terms.

Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company’s future operating results and financial condition could be adversely affected. Information regarding claims and litigation involving the Company related to alleged patent infringement and other matters is set forth in Part II, Item 1 of this Form 10-Q and Part I, Item 3 of the 2003 Form 10-K.  In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would individually or in the aggregate have a material adverse effect on its results of operations, or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part II, Item 1 of this Form 10-Q and Part I, Item 3 of the 2003 Form 10-K for the year ended September 27, 2003 or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

The Company generally sells more products during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer industry. This sales pattern can produce pressure on the Company’s internal infrastructure during the third month of a quarter and may adversely impact the Company’s ability to predict its financial results accurately. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components suppliers, or manufacturing partners, can have significant adverse impacts on the Company and its results of operations and financial condition.

The Company’s success depends largely on its ability to attract and retain key personnel.

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including its Chief Executive Officer, members of its executive team, and those in technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company’s employees are located. The Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Potential accounting regulations requiring the expensing of stock options may impair the Company’s future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

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

The Company’s major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, medical conditions, and other events beyond its control. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. The Company does not carry earthquake insurance for direct quake-related losses. The Company’s operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or manmade disaster.

Failure of the Company’s information technology systems and breaches in the security of data could adversely affect the Company’s future operating results.

Information technology system failures and breaches of data security could disrupt the Company’s ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns by its implementation of sophisticated network security and internal control measures. However, there can be no assurance that a system failure or data security breach will not have a material adverse effect on the Company’s results of operations.

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

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates, including various European Union member countries, Japan and California.  Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company’s results of operation and financial position.

Changes in accounting rules could adversely affect the Company’s future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who interpret and create appropriate accounting regulations. A change from current accounting regulations could have a significant effect on the Company’s results of operations and could impact the manner in which the Company conducts business.

Unanticipated changes in the Company’s tax rates could affect its future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or by changes in tax laws or their interpretation.  In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the Company’s operating results and financial condition.

The Company’s stock price may be volatile.

The Company’s stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have been unrelated to the operating performance of these companies. These factors, including lack of positive performance in the Company’s stock price, as well as general economic and political conditions and investors’ concerns regarding the credibility of corporate financial reporting and integrity of financial markets, may materially adversely affect the market price of the Company’s stock in the future.

The Company’s acquisition activity could disrupt its ongoing business and may present risks not contemplated at the time of the transaction.

The Company has acquired and may continue to acquire companies that have products, services, personnel and technologies that complement the Company’s strategic direction and product roadmap. These acquisitions may involve significant risks and uncertainties, including difficulties in incorporating the acquired companies’ operations and technologies; distraction of management’s attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with acquisition; and unidentified issues not discovered in the Company’s due diligence process, including product quality issues and legal contingencies.  Acquisitions are inherently risky, and no assurance can be given that the Company’s previous or future acquisitions will be successful and will not materially adversely affect business, operating results or financial condition. The Company has generally paid cash for its acquisitions. Should the Company issue its common stock or other equity related purchase rights as consideration in an acquisition, current shareholders’ percentage ownership and earnings per share may become diluted.

For a discussion of these and other factors affecting the Company’s future results and financial condition, see Item 7, “Management’s Discussion and Analysis - Factors That May Affect Future Results and Financial Condition” and Item 1, “Business” in the Company’s 2003 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk profile has not changed significantly from that described in the 2003 Form 10-K.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and debt obligations and related derivative financial instruments. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of December 27, 2003, approximately $694 million of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years. The remainder all had underlying maturities between 3 and 12 months. Due to liquidity needs, or in anticipation of credit deterioration, or for the purpose of duration management of the Company’s investment portfolio, the Company may sell investments prior to their stated maturities. The Company recognized no net gains or losses during the first quarter of 2004 related to such sales and recognized net gains of $9 million in the first quarter of 2003.

The Company sometimes enters into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company’s floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its debt, and/or to diversify a portion of the Company’s exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program.  The Company entered into no interest rate asset swaps during the first quarter of either 2004 or 2003 and had no open interest rate asset swaps at December 27, 2003.

In prior years, the Company had entered into interest rate debt swaps with financial institutions. The interest rate debt swaps, which qualified as accounting hedges, generally required the Company to pay a floating interest rate based on the three or six month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts.  These swaps effectively converted the Company’s fixed-rate 10 year debt to floating-rate debt and converted a portion of the floating rate investments to fixed rate. Due to prevailing market interest rates, during 2002 the Company entered into and then subsequently closed out debt swap positions realizing a gain of $6 million. During 2001 the Company closed out all of its then existing debt swap positions realizing a gain of $17 million. Both the gains in 2002 and 2001 were deferred, recognized in long-term debt and are being amortized to other income and expense over the remaining life of the debt.

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

Item 4. Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of December 27, 2003 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain legal matters in the first quarter of 2004, which did not individually or in the aggregate have a material impact on the Company’s results of operations.

Antor Media Corporation v. Apple Computer, Inc. et al.

Plaintiff, Antor Media filed this action on September 5, 2003 in the United States District Court in the Eastern District of Texas alleging infringement by the Company and other defendants of patent 5,754,961 relating to a “Method and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network.” Plaintiff seeks unspecified damages and other relief.  The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses.  The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity.  The case is in discovery and trial is set for December 6, 2004.

Apple Corps Ltd. v. Apple Computer, Inc.; Apple Computer, Inc. v. Apple Corps Ltd.

Plaintiff, Apple Corps filed this action on July 4, 2003 in the High Court of Justice, Chancery Division, in London alleging that the Company has breached a 1991 agreement which resolved earlier trademark litigation regarding use of the Apple marks.  Plaintiff seeks unspecified damages and other relief.  The Company filed a motion on October 13, 2003, challenging jurisdiction in the U.K.  On October 8, 2003, the Company filed a case in the United States District Court for the Northern District of California requesting a declaratory judgment that the Company has not breached the 1991 agreement.  Apple Corps is challenging jurisdiction in the California case.  Hearings on both jurisdictional challenges are set for February 2004.

Articulate Systems, Inc. v. Apple Computer, Inc.

Plaintiff Articulate filed this action in March 1996 in the United States District Court in Massachusetts claiming patent infringement relating to voice recognition technology. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement, unenforceability and invalidity. The case was stayed for several months pending resolution of four summary judgment motions filed by the Company, all of which were denied by the Court. Through a series of corporate transactions the assets belonging to Plaintiff were acquired by a subsidiary, Lernout & Hauspie Speech Products N.V. (“L&H”). L&H filed for bankruptcy in November 2000 and is being liquidated as part of the bankruptcy. The case has been inactive since approximately May 2002, pending the resolution of the L&H bankruptcy and liquidation.

Bancroft v. Apple Computer, Inc.

Plaintiff Bancroft filed this purported class action on January 30, 2002 in Los Angeles County Superior Court on behalf of a potentially nationwide class of purchasers of certain Power Macintosh G3 computers. Plaintiff alleged violation of the Consumer Legal Remedies Act (“CLRA”) arising from allegedly poor performance while running the Company’s Mac OS X operating system, specifically relating to 2D hardware acceleration, QuickTime movie hardware acceleration, 3D graphics performance and DVD movie playback. The parties reached a settlement and the Court granted preliminary approval on September 2, 2003 and final approval on January 26, 2004.  Settlement of the matter will not have a material effect on the Company’s financial position or results of operations.  The Company is currently administering the settlement.

Cagney v. Apple Computer, Inc.

Plaintiff filed this purported class action on January 9, 2004 in Los Angeles County Superior Court, alleging improper collection of sales tax in transactions involving mail-in rebates.  The complaint alleges violations of

California Civil Code Section 17200 (unfair competition) and seeks unspecified damages and other relief.  The Company was served on January 21, 2004 and is beginning its investigation of these allegations.

Craft v. Apple Computer, Inc. (filed December 23, 2003, Santa Clara County Superior Court); Chin v. Apple Computer, Inc. (filed December 23, 2003 in San Mateo County Superior Court); Hughes v. Apple Computer, Inc. (filed December 23, 2003 in Santa Clara County Superior Court) Westley v. Apple Computer, Inc. (filed December 26, 2003 in San Francisco County Superior Court); Keegan v. Apple Computer, Inc. (filed December 30, 2003 in Alameda County Superior Court)

Five separate plaintiffs filed purported class action cases in various Northern California courts alleging misrepresentations by the Company relative to iPod battery life.  The complaints include causes of action for violation of California Civil Code Section 17200 (unfair competition), the Consumer Legal Remedies Action (“CLRA”) and claims for false advertising, fraudulent concealment and breach of warranty.  The complaints seek unspecified damages and other relief.  The Company is beginning its investigation of these claims.  Plaintiffs have filed a motion to consolidate these claims in San Mateo County.  The Company has opposed the motion on the grounds that Santa Clara County would be the most appropriate venue for consolidation.

Dan, et al. v. Apple Computer, Inc. et al.

Plaintiffs filed this purported class action on September 22, 2003 in Los Angeles County Superior Court against the Company and other members of the industry on behalf of a nationwide class of purchasers of certain computer hard drives.  The case alleges violations of Civil Code Section 17200 (“Unfair Competition”), the Consumer Legal Remedies Act (“CLRA”) and false advertising related to the size of the drives.  Plaintiffs allege that calculation of hard drive size using the decimal method misrepresents the actual size of the drive.  The complaint seeks unspecified damages and other relief. The Company is beginning its investigation of these allegations.

Davis v. Apple Computer, Inc.

Plaintiff filed this purported class action in San Francisco County Superior Court on December 5, 2002, alleging that the Company has engaged in unfair and deceptive business practices relating to its AppleCare Extended Service and Warranty Plan.  Plaintiff asserts causes of action for violation of the California Business and Professions Code §17200 and §17500, breach of the Song-Beverly Warranty Act, intentional misrepresentation and concealment.  Plaintiff requests unspecified damages and other relief. The Company filed a demurrer and motion to strike which were granted, in part, and Plaintiff filed an amended complaint.  The Company filed an answer on April 17, 2003 denying all allegations and asserting numerous affirmative defenses.  Plaintiffs subsequently amended their complaint and the Company expects that they will make further amendments.  On October 29, 2003, the Company filed a motion to disqualify Plaintiff’s counsel in his role as counsel to the purported class and to the general public.  The Court granted the motion, but allowed Plaintiff to retain substitute counsel.  Plaintiff did engage new counsel for the general public, but not for the class.  The Company moved to disqualify Plaintiff’s new counsel and to have the Court dismiss the general public claims for equitable relief.  The Court declined to disqualify Plaintiff’s new counsel or to dismiss the equitable claims, but did confirm that the class action claims are dismissed.  The trial date is stayed pending a possible appeal.

Digital Development Corporation v. Apple Computer, Inc.

Plaintiff, Digital Development Corporation filed this action on April 25, 2003 in the United States District Court in New Jersey, claiming patent infringement of two patents, 4,975,950 and 5,121,345, related to a “System and Method of Protecting Integrity of Computer Data and Software.”  Plaintiff requests unspecified damages and other relief.  The complaint has not yet been served on the Company.  The Court dismissed the complaint without prejudice on January 12, 2004, but the Company expects that Plaintiffs will file an amended complaint.

Dowhal v. Apple Computer, Inc.

Plaintiff filed this representative action in San Francisco County Superior Court on February 4, 2003 alleging that the Company and numerous other defendants have participated in false advertising and unfair business practices related to alleged misrepresentation of printer speed.  Plaintiff asserts causes of action for violation of California Business and Professions Code §17200 and §17500. Plaintiff requests an injunction, restitution and other unspecified damages and relief.  The Company filed an answer on March 12, 2003 denying all allegations and asserting numerous affirmative defenses.  The parties are in discovery.

Dynacore Holdings Corp. v. Apple Computer, Inc.

Plaintiff Dynacore filed this action on June 6, 2001 in United States District Court for the Southern District of New York against the Company and thirteen other defendants claiming patent infringement relating to IEEE 1394 technology, also known as FireWire. Plaintiff claims that any computer system or other electronic product that uses or complies with the IEEE 1394 standard violates the patent. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. Defendants are seeking to amend the pleading to assert a counterclaim for inequitable conduct against Dynacore. The case was initially stayed pending the Federal Circuit’s decision in Datapoint Corp. v. Standard Microsystems Corp., a related case in which plaintiff claimed that its patent was infringed by products complying with the fast Ethernet standard. In February 2002, the Federal Circuit affirmed the judgment of non-infringement in Datapoint, and the District Court lifted the stay in this action. The defendants in this action filed a joint motion for summary judgment based upon the decision in Datapoint. The Court granted summary judgment in favor of the defendants on February 11, 2003.  Dynacore appealed the ruling. The Federal Circuit Court heard argument on January 5, 2004.  The parties await a ruling.

East Texas Technology Partners LP v. Apple Computer, Inc.

Plaintiff filed this patent infringement action on January 23, 2004 in the United States District Court in the Eastern District of Texas alleging infringement by the Company and seven other defendants of patent 6,574,239 relating to “virtual connection of a remote unit to a server.”  Plaintiff seeks unspecified damages and other relief.  The Company is investigating this claim.

Hawaii Structural Iron Workers and Pension Trust Fund v. Apple Computer, Inc. and Steven P. Jobs; Young v. Apple Computer, Inc. et al; Hsu v. Apple Computer Inc. et al

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company’s publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company’s motion to dismiss for failure to state a cause of action, with leave to Plaintiffs to amend their complaint within thirty days. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. The Court heard the Company’s motion on July 11, 2003 and dismissed Plaintiff’s claims with prejudice on August 12, 2003.  Plaintiffs have appealed the ruling.

MacTech v. Apple Computer, Inc.; Macadam v. Apple Computer, Inc.; Computer International, Inc. v. Apple Computer, Inc.; Elite Computers and Software, Inc. v. Apple Computer, Inc.; The Neighborhood Computer Store v. Apple Computer, Inc. (All in Santa Clara County Superior Court).

Five resellers have filed similar lawsuits against the Company for various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. Plaintiffs request unspecified damages and other relief.   The Company answered the Computer International complaint on November 12, 2003 denying all allegations and asserting numerous affirmative defenses.  The Company expects the other four plaintiffs to file amended complaints.  On October 1, 2003, one of the resellers, Macadam was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied.  The Court denied Macadam’s motion for a preliminary injunction on December 19, 2003. The parties are in discovery.

Palmieri v. Apple Computer, Inc.

Plaintiff filed this purported class action on September 5, 2003 in Los Angeles County Superior Court on behalf of a nationwide class of purchasers of certain PowerBooks.  The case alleges violations of Civil Code Section 17200 (Unfair Competition) and the Consumer Legal Remedies Act (“CLRA”) arising from an alleged design defect in the PowerBooks which purportedly causes marks and dead pixels in the LCD screens.  Plaintiffs amended their complaint to allege an additional defect in the new 15” PowerBook, introduced in September 2003, which purportedly causes “white spots” on the screen.  The complaint seeks unspecified damages and other relief.  The Company filed an answer on January 8, 2004 denying all allegations and asserting numerous affirmative defenses.  The Company is investigating these allegations.

TIBCO Software, Inc. v. Apple Computer, Inc.

Plaintiff filed this case on August 27, 2003 in United States District Court for the Northern District of California alleging trademark infringement by the Company for using the mark “Rendezvous.” Plaintiff’s mark is “TIBCO Rendezvous.”  The complaint seeks unspecified damages and other relief.  The Company answered the complaint denying all allegations and asserting numerous affirmative defenses.  The Company also asserted counterclaims requesting a declaratory judgment for non-infringement, invalidity and no dilution.  The case is in discovery.

UNOVA, Inc. v. Apple Computer, Inc., et al.

Plaintiff UNOVA filed this patent infringement action against the Company and six other defendants on May 8, 2002 in the Central District of California for infringement of eight UNOVA patents related to “Smart Battery Management.” Plaintiff alleges that the Company’s portable computers manufactured since 1996 infringe these eight patents. Plaintiff has filed similar lawsuits against other companies in addition to the co-defendants in this case. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting a declaratory judgment for non-infringement, invalidity and unenforceability.  The parties have reached a settlement. Settlement of the matter did not have a material effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the Company’s first fiscal quarter ended December 27, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed herewith

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through March 19, 2003.	10-Q	5/13/03
4.2	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York.	10-Q	4/01/94
4.3	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.	10-Q	4/01/94
4.5	Form of the Company’s 6 1/2% Notes due 2004.	10-Q	4/01/94
4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman,	S-3	8/28/96

Sachs & Co. and Morgan Stanley & Co. Incorporated.
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97
10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 24, 2003.	S-8	6/24/03
10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97
10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98
10.A.51	2003 Employee Stock Option Plan, as amended through April 24, 2003.	10-Q	6/28/03
10.A.52	Reimbursement Agreement.	10-Q	6/29/02
10.A.53	Option Cancellation and Restricted Stock Award Agreement	10-Q	6/28/03
10.B.18	Custom Sales Agreement effective October 21, 2002 between the Registrant and International Business Machines Corporation.	10-K	9/27/03
14.1	Code of Ethics of the Company	10-K	9/27/03
31.1	Rule13a-15(e) / 15d-15(e) Certification of Chief Executive Officer			☒
31.2	Rule13a-15(e) / 15d-15(e) Certification of Chief Financial Officer			☒
32.1	Section 1350 Certifications of Chief Executive and Chief Financial Officer			☒

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K on January 14, 2004, to reference and furnish as exhibits a press release and data sheet issued to the public by the Company on January 14, 2004.

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
February 9, 2004