Form 10-Q
period 2004-03-27
APPLE COMPUTER INC
filed 2004-05-06
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004 OR

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

Yes    ☒      No    ☐

380,042,274 shares of common stock issued and outstanding as of April 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003

Net sales	$1,909	$1,475	$3,915	$2,947
Cost of sales	1,379	1,057	2,849	2,123
Gross margin	530	418	1,066	824

Operating expenses:
Research and development	123	119	242	240
Selling, general, and administrative	345	300	688	599
Restructuring costs	10	3	10	26
Total operating expenses	478	422	940	865
Operating income (loss)	52	(4)	126	(41)

Other income and expense:
Gain on sales of non-current investments	—	—	4	—
Interest and other income, net	12	23	21	52
Total other income and expense	12	23	25	52

Income before provision for income taxes	64	19	151	11

Provision for income taxes	18	5	42	3

Income before accounting change	46	14	109	8

Cumulative effect of accounting change, net	—	—	—	(2)

Net income	$46	$14	$109	$6

Earnings per common share before accounting change:
Basic	$0.13	$0.04	$0.30	$0.02
Diluted	$0.12	$0.04	$0.29	$0.02

Earnings per common share:
Basic	$0.13	$0.04	$0.30	$0.02
Diluted	$0.12	$0.04	$0.29	$0.02

Shares used in computing earnings per share (in thousands):
Basic	365,347	360,490	363,898	359,774
Diluted	378,230	362,243	375,168	361,591

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	March 27, 2004	September 27, 2003

ASSETS:

Current assets:
Cash and cash equivalents	$3,158	$3,396
Short-term investments	1,436	1,170
Accounts receivable, less allowances of $48 and $49, respectively	585	766
Inventories	63	56
Deferred tax assets	216	190
Other current assets	326	309
Total current assets	5,784	5,887
Property, plant and equipment, net	687	669
Goodwill	85	85
Acquired intangible assets	21	24
Other assets	158	150
Total assets	$6,735	$6,815

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$991	$1,154
Accrued expenses	989	899
Current debt	—	304
Total current liabilities	1,980	2,357
Deferred tax liabilities and other non-current liabilities	265	235
Total liabilities	2,245	2,592

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 900,000,000 shares authorized; 372,855,336 and 366,726,584 shares issued and outstanding, respectively	2,107	1,926
Deferred stock compensation	(110)	(62)
Retained earnings	2,503	2,394
Accumulated other comprehensive income (loss)	(10)	(35)
Total shareholders’ equity	4,490	4,223
Total liabilities and shareholders’ equity	$6,735	$6,815

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	March 27, 2004	March 29, 2003

Cash and cash equivalents, beginning of the period	$3,396	$2,252
Operating Activities:
Net income	109	6
Cumulative effect of accounting change, net of taxes	—	2
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	69	60
Stock-based compensation expense	13	2
Non-cash restructuring	—	12
Benefit from deferred income taxes	(4)	(12)
Loss on disposition of property, plant, and equipment	—	2
Gain on sales of short-term investments, net	—	(18)
Gain on sales of non-current investments	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	181	73
Inventories	(7)	4
Other current assets	(17)	34
Other assets	(25)	(14)
Accounts payable	(163)	10
Other liabilities	128	47
Cash generated by operating activities	280	208
Investing Activities:
Purchases of short-term investments	(976)	(1,097)
Proceeds from maturities of short-term investments	660	1,214
Proceeds from sales of short-term investments	52	849
Proceeds from sales of non-current investments	5	13
Purchases of property, plant, and equipment	(79)	(60)
Other	12	15
Cash (used for) generated by investing activities	(326)	934
Financing Activities:
Payment of long-term debt	(300)	—
Proceeds from issuance of common stock	108	16
Cash (used for) generated by financing activities	(192)	16
(Decrease) increase in cash and cash equivalents	(238)	1,158
Cash and cash equivalents, end of the period	$3,158	$3,410

Supplemental cash flow disclosures:

Cash paid for interest	$10	$10
Cash paid for income taxes, net	$15	$25

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

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Interim information is unaudited; however, in the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included.  The results for interim periods are not necessarily indicative of results to be expected for the entire year.  Certain prior year amounts in these condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.

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

Research and Development

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software to be Sold, Leased, or Otherwise Marketed. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally all software development costs have been expensed.

During the second quarter of 2004, the Company incurred substantial development costs associated with FileMaker Pro 7 subsequent to achievement of technological feasibility as evidenced by public demonstration and release of a developer beta version, and prior to the release of the final version of the product in March 2004. Therefore, during the second quarter of 2004, the Company capitalized approximately $2.3 million of costs associated with the development of FileMaker Pro 7.  In accordance with SFAS No. 86, amortization of this asset began in March 2004 when FileMaker Pro 7 was shipped and is being recognized on a straight-line basis over a 3 year estimated useful life.

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

The Company’s pro forma information for the three and six month periods ended March 27, 2004 and March 29, 2003 follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03

Net income - as reported	$46	$14	$109	$6

Add: Stock-based employee compensation expense included in reported net income, net of tax	6	1	13	2

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(34)	(51)	(70)	(105)

Net income (loss) - pro forma	$18	$(36)	$52	$(97)

Net income per common share - as reported
Basic	$0.13	$0.04	$0.30	$0.02
Diluted	$0.12	$0.04	$0.29	$0.02

Net income (loss) per common share - pro forma
Basic	$0.05	$(0.10)	$0.14	$(0.27)
Diluted	$0.05	$(0.10)	$0.14	$(0.27)

Earnings Per Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, restricted stock and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock may result in a greater dilutive effect from outstanding options, restricted stock and restricted stock units.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03

Numerator (in millions):
Income before accounting change	$46	$14	$109	$8
Cumulative effect of accounting change, net of tax	—	—	—	(2)
Net income	$46	$14	$109	$6

Denominator:
Weighted average-shares outstanding, excluding unvested restricted stock	365,347	360,490	363,898	359,774
Effect of dilutive options, restricted stock units and restricted stock	12,883	1,753	11,270	1,817
Denominator for diluted earnings per share	378,230	362,243	375,168	361,591

Basic earnings per share before accounting change	$0.13	$0.04	$0.30	$0.02
Cumulative effect of accounting change, net of tax	—	—	—	—

Basic earnings per share	$0.13	$0.04	$0.30	$0.02

Diluted earnings per share before accounting change	$0.12	$0.04	$0.29	$0.02
Cumulative effect of accounting change, net of tax	—	—	—	—

Diluted earnings per share	$0.12	$0.04	$0.29	$0.02

Potentially dilutive securities, including stock options; restricted stock units; and restricted stock, to purchase approximately 6.8 million and 79.0 million shares of common stock for the three months ended March 27, 2004 and March 29, 2003, respectively, and 9.3 million and 78.3 million shares of common stock for the six months ended March 27, 2004, and March 29, 2003, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of March 27, 2004, and September 27, 2003 (in millions):

	March 27, 2004	September 27, 2003
Cash	$107	$158

U.S. Treasury and Agency securities	62	87
U.S. corporate securities	2,161	2,368
Foreign securities	828	783
Total cash equivalents	3,051	3,238

U.S. Treasury and Agency securities	492	454
U.S. corporate securities	825	623
Foreign securities	119	93

Total short-term investments	1,436	1,170

Total cash, cash equivalents, and short-term investments	$4,594	$4,566

The Company’s short-term investment portfolio consists of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized gains of $500,000 as of March 27, 2004 and net unrealized losses of $1 million as of September 27, 2003, on its investment portfolio, primarily related to investments with stated maturities greater than 1 year. The Company occasionally sells short-term investments prior to their stated maturities. The Company recognized no net gains or losses during the three and six month periods ended March 27, 2004 and recognized net gains of $9 million and $18 million during the three and six month periods ended March 29, 2003. These net gains were included in interest and other income, net.

As of March 27, 2004, and September 27, 2003, $810 million and $629 million, respectively, of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years.  The remainder of the Company’s short-term investments had underlying maturities between 3 and 12 months.

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

Debt

The Company had debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes that were originally issued in 1994 and were repaid upon their maturity in February 2004. The notes, which paid interest semiannually, were sold at 99.925% of par, for an effective yield to maturity of 6.51%.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. From time to time, the Company enters into interest rate swap agreements to modify the interest rate profile of certain investments and debt. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value.  As of the end of the second quarter of 2004, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of fiscal 2003.

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

Interest Rate Risk Management

The Company has historically entered into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company’s floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on any outstanding long-term debt, and/or to diversify a portion of the Company’s exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program.  The Company does not hold or transact in such financial instruments for purposes other than risk management.

Accounting for Derivative Financial Instruments

The Company accounts for all derivatives at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of March 27, 2004, the Company had a net deferred loss associated with cash flow hedges of approximately $2 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the fourth quarter of fiscal 2004.

Note 3 – Condensed Consolidated Financial Statement Details (in millions)

Inventories

	3/27/04	9/27/03
Purchased parts	$1	$2
Work in process	—	4
Finished goods	62	50
Total inventories	$63	$56

Other Current Assets

	3/27/04	9/27/03
Vendor non-trade receivables	$173	$184
Other current assets	153	125
Total other current assets	$326	$309

Property, Plant, and Equipment

	3/27/04	9/27/03
Land and buildings	$350	$350
Machinery, equipment, and internal-use software	436	393
Office furniture and equipment	78	74
Leasehold improvements	390	357
	1,254	1,174

Accumulated depreciation and amortization	(567)	(505)
Total net property, plant, and equipment	$687	$669

Other Assets

	3/27/04	9/27/03
Non-current deferred tax assets	$55	$60
Capitalized software development costs, net	26	28
Other assets	77	62
Total other assets	$158	$150

Accrued Expenses

	3/27/04	9/27/03
Deferred revenue	$432	$368
Accrued marketing and distribution	133	124
Accrued compensation and employee benefits	119	101
Accrued warranty and related costs	80	67
Other current liabilities	225	239
Total accrued expenses	$989	$899

Interest and Other Income, Net

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03
Interest income	$15	$18	$29	$41
Interest expense	(1)	(2)	(3)	(4)
Gain on sales of short term investments, net	—	9	—	18
Other income (expense), net	(2)	(2)	(5)	(3)
Interest and other income, net	$12	$23	$21	$52

Note 4 – Restructuring Actions

2004 Restructuring Actions

During the second quarter of 2004, the Company’s management approved restructuring actions that resulted in the recognition of a total restructuring charge of $9.6 million.  These actions were related to the closing of the Company’s Sacramento manufacturing operations within the Americas operating segment and headcount reductions related primarily to various sales and marketing activities in the Company’s Americas and Europe operating segments.  These restructuring actions will ultimately result in the termination of 348 positions, 69 of which had been terminated prior to the end of the second quarter of 2004.

The approved plan to cease manufacturing operations in Sacramento resulted in severance for 200 employees at a cost of $1.9 million, which is expected to be paid during the third quarter of 2004. The Company recognized a charge related primarily to restructuring actions associated with sales and marketing activities in the United States and Europe for employee severance costs of $7.7 million, the majority of which will be paid before the end of fiscal year 2004, for the termination of 148 positions.

The following table summarizes activity associated with employee severance costs resulting from the restructuring actions initiated during fiscal year 2004 (in millions):

Total charge	$9.6
Total spending through March 27, 2004	(1.0)
Accrual at March 27, 2004	$8.6

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

During the second quarter of 2003, the Company’s management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million, including $2.4 million in severance costs and

$400,000 for asset write-offs and lease payments on an abandoned facility. Actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company’s Americas and Europe operating segments and further reductions associated with PowerSchool-related activities in the Americas operating segment, including an accrual for asset write-offs and lease payments on an abandoned facility. The second quarter actions will ultimately result in the elimination of 93 positions worldwide, all but one of which were eliminated by the end of the second quarter of 2004.

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

Of the $26.8 million, nearly all had been spent by the end of the second quarter of 2004, except for approximately $200,000 of severance costs and approximately $4 million related to operating lease costs on abandoned facilities. The Company currently anticipates that all of the remaining accrual for severance costs of approximately $200,000 will be spent in fiscal 2004 and the remaining accrual for operating lease costs will be paid over the remaining lease terms.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2003 (in millions):

	Employee Severance Benefits	Deferred Compensation Write-off	Asset Impairments	Lease Cancellations	Totals

Total charge	$7.4	$5.0	$7.1	$7.3	$26.8
Total spending through March 27, 2004	(7.7)	—	—	(2.8)	(10.5)
Total non-cash items	—	(5.0)	(7.1)	—	(12.1)
Adjustments	0.5	—	—	(0.5)	—
Accrual at March 27, 2004	$0.2	$—	$—	$4.0	$4.2

Note 5 – Shareholders’ Equity

Restricted Stock Units

On March 24, 2004, the Company’s Board of Directors approved the grant of 2.4 million restricted stock units to selected members of the Company’s senior management, excluding its Chief Executive Officer (CEO).  These restricted stock units generally vest in two equal installments on the second and fourth anniversaries of the date of grant.  The Company has recorded the $61.2 million value of these restricted stock units as a component of shareholders’ equity and will amortize that amount on a straight-line basis over the 4 year requisite service period. The value of the restricted stock units was based on the closing market price of the Company’s common stock of $25.50 on the date of grant. Quarterly amortization will be approximately $3.8 million, of which approximately $0.5 million will be included in cost of sales; $1.1 million will be included in research and development expense; and the remaining $2.2 million will be included in selling, general and administrative expense. The restricted stock units will be included in the calculation of diluted earnings per share utilizing the treasury stock method.

CEO Restricted Stock Award

On March 19, 2003, the Company entered into an Option Cancellation and Restricted Stock Award Agreement (the Agreement) with Mr. Steven P. Jobs, its CEO.  The Agreement cancelled stock option awards for the purchase of 27.5 million shares of the Company’s common stock previously granted to Mr. Jobs in 2000 and 2001. Mr. Jobs retained options to purchase 60,000 shares of the Company’s common stock granted in August of 1997 in his capacity as a member of the Company’s Board of Directors, prior to becoming the Company’s CEO.  The Agreement replaced the cancelled options with a restricted stock award of 5 million shares of the Company’s common stock.  The restricted stock award generally vests three years from date of grant. Vesting of some or all of the restricted shares will be accelerated in the event Mr. Jobs is terminated without cause, dies, or has his management role reduced following a change in control of the Company.

The Company has recorded the value of the restricted stock award of $74.75 million as a component of shareholders’ equity and is amortizing that amount on a straight-line basis over the 3 year service/vesting period.  The value of the restricted stock award was based on the closing market price of the Company’s common stock of $14.95 on the date of the award. Amortization expense for this award, which amounts to approximately $6.2 million per quarter, has been included in selling, general, and administrative expense beginning in March 2003 and will continue to be included through March 2006.  The 5 million restricted shares have been included in the calculation of diluted earnings per share utilizing the treasury stock method.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three and six month periods ended March 27, 2004, and March 29, 2003 (in millions):

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03

Net income	$46	$14	$109	$6
Other comprehensive income:
Net change in unrealized derivative gains/losses	22	5	14	10
Change in foreign currency translation	(2)	6	12	14
Net change in unrealized investment gains/losses	1	—	2	3
Reclassification adjustment for investment gains included in net income	—	(7)	(3)	(14)

Total comprehensive income	$67	$18	$134	$19

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and six month periods ended March 27, 2004, and March 29, 2003 (in millions):

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03

Change in fair value of derivatives	$1	$—	$(17)	$(4)
Adjustment for net losses realized and included in net income	21	5	31	14
Change in unrealized derivative gains/losses	$22	$5	$14	$10

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	As of 3/27/04	As of 9/27/03

Unrealized gains on available-for-sale securities	$—	$1
Unrealized losses on derivative investments	(2)	(16)
Cumulative foreign currency translation	(8)	(20)
Accumulated other comprehensive income (loss)	$(10)	$(35)

Note 6 – Employee Benefit Plans

2003 Employee Stock Option Plan

At the Annual Meeting of Shareholders held on April 24, 2003, the shareholders approved an amendment to the 1998 Executive Officer Stock Plan to change the name of the plan to the 2003 Employee Stock Option Plan (the 2003 Plan), to provide for broad-based grants to all employees in addition to executive officers and other key employees and to prohibit future “repricings” of employee stock options, including 6-months-plus-1-day option exchange programs, without shareholder approval. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of 4 years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, restricted stock units, stock appreciation rights, and stock purchase rights.

1997 Employee Stock Option Plan

In August 1997, the Company’s Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Based on the terms of individual option grants, options granted under the 1997 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of 4 years, based on continued employment, with either annual or quarterly vesting. As a result of shareholder approval of amendments to the 1998 Executive Officer Stock Plan in April 2003, the Company terminated the 1997 Employee Stock Option Plan and cancelled all remaining unissued shares totaling 14,295,351 following the completion of an employee stock option exchange program in October 2003.

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

Rule 10b5-1 Trading Plans

Certain of the Company’s executive officers, including Mr. Fred D. Anderson, Mr. Timothy D. Cook, Mr. Jonathan Rubinstein, and Mr. Bertrand Serlet, have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. As of March 27, 2004, approximately 3 million shares were reserved for future issuance under the Purchase Plan. The number of shares authorized for issuance is limited to a total of 1 million shares per offering period.

Stock Option Plan Activity

A summary of the Company’s stock option plan activity and related information for the three and six month periods ended March 27, 2004 and March 29, 2003 follows (share amounts are presented in thousands):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price

Balance at 9/27/03	45,830	63,012	$19.08
Options Granted	(16,248)	16,248	$22.14
Restricted Stock Units Granted	(2,400)	—	—
Options Cancelled	1,676	(1,676)	$20.48
Options Exercised	—	(5,128)	$17.67
Plan Shares Expired	(15,376)	—	—
Balance at 3/27/04	13,482	72,456	$19.84

Balance at 9/28/02	6,571	109,430	$28.17
Options Granted	(2,278)	2,278	$14.93
Restricted Stock Granted	(5,000)	—	—
Options Cancelled	29,990	(29,990)	$35.83
Options Exercised	—	(303)	$9.32
Plan Shares Expired	(1)	—	—
Balance at 3/29/03	29,282	81,415	$25.05

The options outstanding as of March 27, 2004 have been segregated into six ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding as of 3/27/04	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of 3/27/04	Weighted Average Exercise Price

$0.83 - $15.59	9,728	4.92	$11.69	7,721	$10.96
$15.60 - $17.31	11,626	5.91	$17.00	9,650	$17.07
$17.32 - $18.50	15,476	6.55	$18.43	11,951	$18.44
$18.51 - $20.86	12,913	7.37	$20.26	6,825	$20.24
$20.87 - $22.76	15,796	6.74	$22.21	570	$21.93
$22.77 - $69.78	6,917	6.57	$32.98	5,108	$35.93
$0.83 - $69.78	72,456	6.42	$19.84	41,825	$19.22

The Company had 2.4 million restricted stock units outstanding as of March 27, 2004, which were excluded from the options outstanding balances in the preceding tables.  None of these restricted stock units were vested as of March 27, 2004. The grant of these restricted stock units has been deducted from the shares available for grant under the Company’s stock option plans.

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

The assumptions used for the three and six month periods ended March 27, 2004 and March 29, 2003, and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03

Expected life of stock options	3.5 years	4 years	3.5 years	4 years
Expected life of stock purchases	6 months	N/A	6 months	6 months
Interest rate - stock options	2.33%	2.43%	2.33% - 2.35%	2.44%
Interest rate - stock purchases	0.96%	N/A	0.96% - 1.10%	1.75%
Volatility - stock options	40%	62%	40%	63%
Volatility - stock purchases	34%	N/A	34% - 44%	44%
Dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$7.00	$7.12	$6.96	$7.38
Weighted-average fair value of employee stock purchases during the period	$4.93	N/A	$4.91	$4.67

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 15 years and often contain multi-year renewal options. As of September 27, 2003, the Company’s total future minimum lease payments under noncancelable operating leases were $600 million, of which $354 million related to leases for retail space.  As of March 27, 2004, total future minimum lease payments related to leases for retail space increased to $376 million.

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

The following table reconciles changes in the Company’s accrued warranties and related costs for the three and six month periods ended March 27, 2004 and March 29, 2003 (in millions):

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03

Beginning accrued warranty and related costs	$80	$70	$67	$69
Cost of warranty claims	(27)	(17)	(48)	(35)
Accruals for product warranties	27	15	61	34
Ending accrued warranty and related costs	$80	$68	$80	$68

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other licensing agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either March 27, 2004 or September 27, 2003.

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

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates including various European Union member countries, Japan and certain states within the U.S.  Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company’s results of operations and financial position.

Note 9 - Segment Information and Geographic Data

In accordance with SFAS No 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

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

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $20 million and $24 million during the second quarters of 2004 and 2003, respectively, and $48 million and $30 million during the first six months of 2004 and 2003, respectively.

Operating income for all segments, except Retail, includes cost of sales at manufacturing standard cost, other cost of sales, related sales and marketing costs, and certain general and administrative costs. This measure of operating income, which includes manufacturing profit, provides a comparable basis for comparison between the Company’s various geographic segments.  Certain manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses.

Management assesses the operating performance of the Retail segment differently than it assesses the operating performance of the Company’s geographic segments. The Retail segment revenue and operating income is intended to depict a comparable measure to that of the Company’s major channel partners in the United States operating retail stores so the Company can evaluate the Retail segment performance as if it were a channel partner. Therefore, the Company makes three significant adjustments to the Retail segment for management reporting purposes that are not included in the results of the Company’s other segments.

First, the Retail segment’s operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the United States operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company’s cost to support those partners. For the second quarter of 2004 and 2003, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $45 million and $23 million, respectively. For the first six months of 2004 and 2003, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $97 million and $46 million, respectively.

Second, the Company’s extended warranty, support and service contracts are transferred to the Retail segment at the same cost as that charged to the Company’s major retail channel partners in the United States, resulting in a comparable measure of revenue and gross margin between the Company’s Retail stores and those retail channel partners.  The Retail segment recognizes the full amount of revenue and cost of sales at the time of sale of the Company’s extended warranty, support and service contracts. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales. For the second quarter of 2004, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $12 million and $8 million, respectively. For the second quarter of 2003, the net sales and cost of sales recognized by the Retail segment for sales of extended warranty, support and service contracts were $6 million and $4 million, respectively. For the first six months of 2004, this resulted in the recognition of additional net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $24 million and $16 million, respectively. This compares to similar adjustments to net sales and cost of sales during the first six months of 2003 of $12 million and $9 million, respectively.

Third, the Company has opened five high profile stores in New York, Los Angeles, Chicago, San Francisco and Tokyo, Japan as of March 27, 2004 and has two additional stores under development in Osaka, Japan, and London, England, which are expected to open by the end of calendar year 2004.  These high profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings.  As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the excess amount incurred for a high profile store to that of a more typical Company retail location. Expenses allocated to corporate marketing resulting from the operations of these stores were $4.0 million and $1.1 million in the second quarters of 2004 and 2003, respectively, and $6.2 million and $2.2 million for the first six months of 2004 and 2003, respectively.

Summary information by operating segment follows (in millions):

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03
Americas:
Net sales	$881	$684	$1,805	$1,422
Operating income	$91	$49	$205	$90

Europe:
Net sales	$449	$338	$968	$689
Operating income	$72	$43	$169	$69

Japan:
Net sales	$173	$220	$330	$359
Operating income	$27	$45	$48	$58

Retail:
Net sales	$266	$135	$539	$283
Operating income (loss)	$5	$(3)	$14	$(4)

Other Segments (a):
Net sales	$140	$98	$273	$194
Operating income	$24	$14	$42	$27

(a)     Other Segments consists of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the consolidated financial statements follows (in millions):

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03

Segment operating income	$219	$148	$478	$240
Corporate expenses, net	(157)	(149)	(342)	(255)
Restructuring costs	(10)	(3)	(10)	(26)
Total operating income (loss)	$52	$(4)	$126	$(41)

Note 10 – Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its Chief Executive Officer, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business.  The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $40,000 and $77,000 in expenses pursuant to the Reimbursement Agreement during the second quarters of 2004 and 2003, respectively, and $322,000 and $161,000 in expenses for the first six months of 2004 and 2003. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

In connection with a relocation assistance package, the Company in May 2000 loaned Mr. Ronald B. Johnson, Senior Vice President, Retail, $1.5 million for the purchase of his principal residence. The loan was secured by a deed of trust and was due and payable in May 2004. Under the terms of the loan, Mr. Johnson agreed that should he exercise any of his stock options prior to the due date of the loan, he would pay the Company an amount equal to the lesser of (1) an amount equal to 50% of the total net gain realized from the exercise of the options; or (2) $375,000 multiplied by the number of years between the exercise date and the date of the loan. Mr. Johnson repaid $750,000 of this loan in fiscal 2003 and repaid the remaining balance of $750,000 in April 2004.

Mr. Jerome York, a member of the Board of Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. (MicroWarehouse) in January 2000. Until September 7, 2003, he also served as its Chairman, President and Chief Executive Officer. MicroWarehouse is a reseller of computer hardware, software and peripheral products, including products made by the Company. On September 8, 2003, CDW Corporation (CDW), acquired selected North American assets of MicroWarehouse. MicroWarehouse subsequently filed for Chapter 11 bankruptcy protection in the United States. MicroWarehouse accounted for 0.3% and 0.4% of the Company’s net sales for the three and six month periods ended March 27, 2004, respectively; and 2.8% and 3.0% of the Company’s net sales for the three and six month periods ended March 29, 2003, respectively. Trade receivables from MicroWarehouse were $9.3 million and $9.9 million as of March 27, 2004 and September 27, 2003, respectively. The Company has provided what it believes to be an adequate allowance on the outstanding receivable based on the Company’s secured interest position in selected MicroWarehouse assets and the expected payments to unsecured creditors. Sales to MicroWarehouse and related trade receivables were generally subject to the same terms and conditions as those with the Company’s other resellers. In addition, the Company has purchased miscellaneous equipment and supplies from MicroWarehouse. Total purchases amounted to approximately $385,000 and $1.2 million for the three and six month periods ended March 29, 2003. No purchases were made in the three or six months ended March 27, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the 2003 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

The Company competes in several highly competitive markets including the personal computer industry with its Macintosh line of computers and related software, the consumer electronics industry with products such as the iPod, and digital music distribution through its iTunes Music Store. The Company continually faces both aggressive pricing practices as well as the emergence of new competitors in these markets.  In an effort to remain competitive in these markets, the Company intends to continue focusing on creating innovative products and services aligned with its digital hub strategy, whereby the Macintosh functions as the digital hub for digital devices including the iPod, personal digital assistants, cellular phones, digital video and still cameras, and other electronic devices.  The Company is also concentrating on expanding and improving its distribution capabilities by opening its own retail stores, both domestically and internationally, in high traffic quality shopping venues; staffing selected resellers’ stores with Company employees; entering into strategic alliances with other companies to brand and sell the Company’s products and services; increasing the accessibility of iPods through various resellers that do not currently sell Macintosh systems; and increasing the reach of its online stores.

Critical Accounting Estimates

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

Management believes the Company’s critical accounting estimates are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and exposures related to inventory purchase commitments, valuation of long-lived assets including acquired intangibles, warranty costs, and income taxes. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain.

Revenue Recognition

Net sales consist primarily of revenue from the sale of products (i.e., hardware, software, and peripherals), and extended warranty and support contracts. The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred.  For most of the Company’s product sales, these criteria are met at the time the product is shipped.  For online sales to individuals, for some sales to education customers in the United States, and for certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed to not be, fixed and determinable, revenue is deferred and subsequently recognized as amounts become due and payable.

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end-user rebates, and other sales programs and volume-based incentives.  The estimated cost of these programs is accrued as a reduction to revenue in the period the Company has sold the product and committed to a plan.  The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience. Future market conditions and product transitions may require the Company to increase customer incentive programs and incur incremental price protection obligations that could result in additional reductions of revenue at the time such programs are offered. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, the Company would be required to record additional reductions to revenue, which could have a material adverse impact on the Company’s results of operations.

Allowance for Doubtful Accounts

The Company distributes its products through third-party resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers. However, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe and Asia and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company’s direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer.  As such, the Company does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company’s distribution and retail channel partners.

The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible.  The Company also records an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of the Company’s distribution channels, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition, if the Company becomes aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, product lifecycle status, product development plans, current sales levels, and component cost trends. The personal computer industry is subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs are recorded.

The Company accrues necessary reserves for cancellation fees related to component orders that have been cancelled. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. These commitments typically cover the Company’s requirements for periods ranging from 30 to 130 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional reserves for cancellation fees that would negatively affect gross margins in the period when the cancellation fees are identified.

Valuation of Long-Lived Assets Including Acquired Intangibles

The Company reviews property, plant, and equipment and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value. Although the Company has recognized no material impairment adjustments related to its property, plant, and equipment or identifiable intangibles during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in the Company’s business in a geographic region or business segment in the future, including deterioration in the performance of individual retail stores, could lead to such impairment adjustments in future periods in which such business issues are identified.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company no longer amortizes goodwill but instead performs a review of goodwill for impairment annually, or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill be allocated to various reporting units of the Company’s business to which it relates; (2) the Company estimate the fair value of those reporting units to which the goodwill relates; and (3) the Company determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain internally developed and unrecognized assets including in-process research and development and developed technology. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

Based on the Company’s estimates as of March 27, 2004, there was no impairment of goodwill. However, changes in various circumstances including changes in the Company’s market capitalization, changes in the Company’s forecasts, and changes in the Company’s internal business structure could cause one or more of the Company’s reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in the personal computer industry and changes in global or regional economic conditions, the Company may strategically realign its resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of property, plant, and equipment, identifiable intangibles, or goodwill.

Warranty Costs

The Company provides currently for the estimated cost for product warranties at the time the related revenue is recognized based on the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.  If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could negatively affect the Company’s results of operations.

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

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws.  Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position.

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

PowerBook® G4

In April 2004, the Company updated its PowerBook® G4 notebooks with faster PowerPC G4 processors. Both the 15-inch and 17-inch PowerBook G4 now offer up to a 1.5 GHz PowerPC G4 processor and graphics performance with the ATI Mobility Radeon 9700 graphics processor. The new 12-inch PowerBook G4 features a 1.33 GHz PowerPC processor, NVIDIA GeForce FX Go5200 graphics with 64MB of dedicated video memory and a larger 60GB Ultra ATA hard drive.  Every new PowerBook G4 notebook comes with built-in AirPort® Extreme wireless networking and an internal Bluetooth module for wireless connectivity.

iBook® G4

In April 2004, the Company updated its iBook G4 lineup for consumers and education customers with faster PowerPC G4 processors running at up to 1.2 GHz and an optional SuperDrive™.  The new 12-inch and 14-inch iBooks include support for wireless connectivity with AirPort Extreme® 54 Mbps 802.11g wireless networking and Bluetooth, and a slot-load Combo drive. Each iBook offers ATI Mobility Radeon 9200 graphics with 32MB of dedicated DDR memory and AGP 4X support. All iBook models also offer input/output (I/O) ports, including FireWire® 400, USB 2.0 and a built-in 56K v.92 modem and Ethernet (10/100BASE-T).

eMac™

In April 2004, the Company updated its eMac, which now has a suggested retail price starting at $799 and is available with a SuperDrive for a suggested retail price starting at $999. The new eMac offers faster PowerPC G4 processors running at up to 1.25 GHz, 333 MHz DDR memory, faster ATI Radeon graphics and USB 2.0 connectivity to peripherals.

Xserve® and Xserve RAID

Xserve, the Company’s first rack-mount server product, was designed for simple setup and remote management of intensive I/O applications such as digital video, high-resolution digital imagery, and large databases. In January 2004, the Company announced Xserve G5, which is available with either a single or dual 2.0 GHz PowerPC G5 processor, and began shipments in March 2004 of the single processor model. Xserve G5 includes a new system controller with up to 8GB of PC3200 error correcting code (ECC) memory; three hot-plug Serial Advanced Technology Architecture (ATA) drive modules that deliver up to 750GB of storage; and dual on-board Gigabit Ethernet for high-performance networking. At the same time, the Company also introduced its new Xserve RAID storage system along with support for Windows and Linux-based computing environments. Designed with 14 independent ATA/100 drive channels and an industry standard 2GB Fibre Channel, Xserve RAID provides up to 3.5 terabytes of storage capacity and up to 336 MBps throughput.

Peripheral Products Update

The Company sells certain associated Apple-branded computer hardware peripherals, including iPod® digital music players, iSight™ digital video cameras, and a range of high quality flat panel TFT active-matrix digital color displays. The Company also sells a variety of third-party Macintosh compatible hardware products directly to end users through both its retail and online stores, including computer printers and printing supplies, storage devices, computer memory, digital video and still cameras, personal digital assistants, and various other computing products and supplies. A discussion of the Company’s products may be found in the 2003 Form 10-K. Certain newly introduced products and/or upgrades to existing products are discussed below.

iPod®

In January 2004, the Company announced the availability of a new 15GB iPod model and also introduced a new form factor with the iPod mini.  Smaller and lighter than the original iPod model, the new iPod mini has storage capacity of 4GB and holds up to 1,000 songs, features a patent pending, touch sensitive Click Wheel for one-handed navigation, and is encased in an anodized aluminum case available in a selection of five colors, including silver, gold, pink, blue or green.  The new iPod mini retains the same user interface as the original model and works seamlessly with the Company’s iTunes Music Store® and the iTunes® digital music management software for buying, managing and listening to digital music on either a Mac or Windows-based platform. The Company has also entered into a strategic alliance with Hewlett-Packard Company (HP), which provides for an HP-branded digital music player based on the iPod, the preinstallation of iTunes digital music management software on HP’s consumer PCs and notebooks and access to the iTunes music store.

Software Products and Computer Technologies Update

The Company offers a range of software products for education, creative, consumer and business customers, including Mac OS® X, the Company’s proprietary operating system software for the Macintosh; server software and related solutions; professional application software; and consumer, education and business oriented application software. A discussion of the Company’s products may be found in the 2003 Form 10-K. Certain newly introduced products and/or upgrades to existing products are discussed below.

FileMaker®

FileMaker Corporation, a wholly owned subsidiary of the Company, develops, publishes, and distributes desktop-based database management application software for Mac OS and Windows-based operating systems.  The FileMaker® Pro database software and related products offer relational databases and desktop-to-web publishing capabilities. In March 2004, the Company introduced FileMaker Pro 7 for Mac OS X and Windows with new architecture and enhancements in ease-of-use, customizability and developer productivity. FileMaker Pro 7 has been redesigned using a modern, streamlined relational architecture, which enables users to simplify information management by storing multiple tables within a single file. The new relationships graph presents a visual “map” of the database and lets users create and modify relationships with a simple click and drag tool. FileMaker Pro 7 has also expanded its data capacity to 8 terabytes per file or 4,000 times the former limit.

Xsan™

Xsan, the Company’s new enterprise-class Storage Area Network (SAN) file system was introduced as a beta version in April 2004 and is expected to be available for general release in the Fall of 2004. Xsan is a 64-bit cluster file system for Mac OS X that enables organizations to consolidate storage resources and provide multiple computers with concurrent file-level read/write access to shared volumes over Fibre Channel. Advanced features such as metadata controller failover and Fibre Channel multipathing ensure high availability; file-level locking allows multiple systems to read and write concurrently to the same volume which is ideal for complex workflows; bandwidth reservation provides for effective ingestion of bandwidth-intensive data streams, such as high resolution video; and flexible volume management results in more efficient use of storage resources. Since Xsan is interoperable with ADIC’s StorNext File System, it can be used in heterogeneous environments that include Windows, UNIX and Linux server operating system platforms.

Motion

In April 2004, the Company announced Motion, a new motion graphic design and production application that is expected to be available in the Summer of 2004. Motion features interactive animation of text, graphics and video, with real-time previewing of multiple filters and particle effects. Motion introduces “Behaviors,” a new procedural animation technology that allows for the adding of natural looking movement to type and graphics, such as gravity and wind, without the use of complex keyframes. Motion’s “Interactive Dashboards” give users contextual, semi-transparent floating palettes that provide the tools and slider parameters for objects being animated on screen and utilizing “Project Pane” users can view and manage all layers, filters, behaviors, masks and objects within a project at once.

Shake® 3.5

Shake® 3.5, an upgrade of the Company’s compositing and visual effects software designed for large format film and video productions was introduced in April 2004. Shake 3.5 features new shape-based morphing and warping tools for advanced compositing and new “shape shifting” special effects. Morphing and warping further enhance Shake’s visual effects tools, including layering, tracking, rotoscoping, painting and color correction. Shake 3.5 also improves upon the Shake Qmaster network render manager that can now handle distributed rendering tasks for both Shake and Alias’ Maya, allowing for distribution of rendering tasks across a cluster of servers or computers.

DVD Studio Pro® 3

In April 2004, the Company announced DVD Studio Pro® 3, the latest version of the Company’s professional DVD authoring application which is expected to be available in May 2004. DVD Studio Pro 3 features new Alpha Transitions, which are QuickTime® based movie transitions that may be added to DVDs, and a new Graphical View for easy visualization of a project’s entire flow in a storyboard environment. Graphical View makes it easy to see the relationships between menus, tracks, slideshows, stories and scripts. DVD Studio Pro 3 also includes Compressor 1.2, the latest version of the Company’s digital media encoding and compression tool that provides high-quality HD to MPEG-2 encoding. In addition to DV and SD, DVD Studio Pro 3 now provides the ability to scale HD and encode directly to MPEG-2 all in one step.

Logic® Pro 6 and Logic Express 6

Logic Pro 6, introduced by the Company in January 2004, includes Logic Platinum, an audio recording and sequencer application, and the entire line of 53 audio digital signal processing (DSP) plug-ins and professional-quality software instruments. Logic Pro 6 allows professional musicians and audio engineers to compose, record, edit and mix music, including professional software instruments, multitrack recorders, mixing desks and sound effect processors. Logic Pro 6 also includes the ability to create 5.1 and 7.1 surround sound, support for up to 128 audio tracks, virtually unlimited input channels and a sample rate of up to 192k.

Based on Logic Pro 6, Logic Express 6 is a computer music production application designed to fit the needs of students and educators with a basic set of professional tools to compose and produce music with sophisticated results. Logic Express 6 features audio production tools, including over 28 effect plug-ins and sample-based software instruments. Logic Express 6 also includes support for up to 48 audio tracks, 12 input channels and a sample rate of up to 96k.

Final Cut Pro® HD

Final Cut Pro® HD, the latest version of the Company’s video editing software was introduced in April 2004 and features real-time performance of high-quality native DVCPRO HD in addition to real-time support for digital video (DV) and standard definition (SD) formats. This product is expected to be generally available in May 2004. Final Cut Pro HD supports native DVCPRO HD editing with no recompression or image degradation and enables HD preview monitoring. Final Cut Pro HD’s support of native DVCPRO HD makes media conversion unnecessary, preserving the full quality of the camera original. Final Cut Pro HD includes precision, non-modal editing and trimming tools; powerful interface customization features; advanced real-time color correction and image control; and enhanced audio editing capabilities with multi-track audio mixing and multi-channel audio output.

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

iLife®

In January 2004, the Company introduced iLife ‘04, the next generation suite of its digital lifestyle applications, which features new versions of iPhoto™, iMovie® and iDVD™ and introduces GarageBand™, a new music creation software application. iLife ‘04 also features the iTunes digital music management software.

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

GarageBand, the Company’s new consumer oriented music creation software, allows users to play, record and create music using a simple interface.  With GarageBand, recorded performances, digital audio and looping tracks can be arranged and edited to create songs.  GarageBand comes with more than 50 software instruments, pre-recorded audio loops for making complete songs or backing tracks, pro-quality effects presets for mixing, and vintage amplifier sounds for the guitar.  The Company also introduced Jam Pack, which provides additional features that enhance the use of GarageBand to create and record music.

Internet Software, Integration, and Services

Apple’s Internet strategy is focused on delivering seamless integration with and access to the Internet throughout the Company’s product lines.  The Company’s Internet products provide an optimized user experience by adherence to many industry standards. An easy Internet Setup Assistant is included with the Mac OS. A discussion of the Company’s services may be found in the 2003 Form 10-K.  Certain newly introduced services and/or upgrades to existing services are discussed below.

iTunes® 4.5 and iTunes Music Store®

In April 2004, the Company introduced iTunes 4.5 and the third generation of its iTunes Music Store. New features include  “iMix,” a new way for users to publish playlists for other users to preview, rate and purchase; “Party Shuffle,” a new playlist that automatically chooses songs from a user’s music library, displays just-played and upcoming songs, and allows users to easily add, delete and rearrange the upcoming songs like a professional DJ; and “Radio Charts” a feature that allows users to search and buy the top songs played on local radio stations in major US markets.

Net Sales

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended			Six Months Ended
	3/27/04	3/29/03	Change	3/27/04	3/29/03	Change

Net Sales by Operating Segment:
Americas net sales	$881	$684	29%	$1,805	$1,422	27%
Europe net sales	449	338	33%	968	689	40%
Japan net sales	173	220	(21)%	330	359	(8)%
Retail net sales	266	135	97%	539	283	90%
Other segments net sales	140	98	43%	273	194	41%
Total net sales	$1,909	$1,475	29%	$3,915	$2,947	33%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	361	338	7%	739	715	3%
Europe Macintosh unit sales	187	180	4%	427	382	12%
Japan Macintosh unit sales	76	107	(29)%	153	178	(14)%
Retail Macintosh unit sales	70	42	67%	143	88	63%
Other segments Macintosh unit sales (a)	55	44	25%	116	91	27%
Total Macintosh unit sales	749	711	5%	1,578	1,454	9%

Net Sales by Product:
Power Macintosh net sales (b)	$349	$293	19%	$747	$585	28%
PowerBook net sales	336	353	(5)%	735	588	25%
iMac net sales	252	302	(17)%	503	658	(24)%
iBook net sales	223	151	48%	444	367	21%
Total Macintosh net sales	1,160	1,099	6%	2,429	2,198	11%

Peripherals and other hardware (c)	536	216	148%	1,035	434	138%
Software (d)	127	95	34%	276	183	51%
Service and other sales (e)	86	65	32%	175	132	33%
Total net sales	$1,909	$1,475	29%	$3,915	$2,947	33%

Unit Sales by Product:
Power Macintosh unit sales	174	156	12%	380	314	21%
PowerBook unit sales	157	166	(5)%	352	267	32%
iMac unit sales	217	256	(15)%	444	554	(20)%
iBook unit sales	201	133	51%	402	319	26%
Total Macintosh unit sales	749	711	5%	1,578	1,454	9%

Net sales per Macintosh unit sold (f)	$1,549	$1,546	0%	$1,539	$1,512	2%

iPod unit sales	807	80	909%	1,540	299	415%
iPod net sales	$264	$31	752%	$520	$112	364%

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

Net sales during the second quarter of 2004 increased 29% or $434 million from the same quarter in 2003, and were up 33% or $968 million for the first six months of fiscal 2004 compared to the same period of fiscal 2003.  Several factors contributed to these increases including:

•                  Net sales of peripherals and other hardware rose $320 million or 148% during the second quarter of 2004 compared to the same quarter in 2003, and increased $601 million or 138% in the first half of 2004. These increases in the second quarter of 2004 result primarily from the significant year-over-year increase in iPod net sales and unit sales of 752% and 909%, respectively, in the second quarter of 2004 compared to the same quarter in the prior year.  Strong iPod sales were experienced in all of the Company’s operating segments during the second quarter of 2004 with unit sales of 807,000, surpassing record units sales in the prior holiday quarter by 10%. In addition, iPod sales during the current year were favorably affected by several factors including shipment of the iPod mini which began in the second quarter of 2004; the introduction of Macintosh and Windows compatible models; the Company’s introduction of a new version of the iTunes Music Store in the U.S. for both Macintosh and Windows users in October 2003; and expansion of the Company’s iPod distribution network. Net sales of peripherals and other hardware was also favorably affected by an increase in net sales of displays and other computer accessories, which rose by 47% and 60% for the three and six months ended March 27, 2004, compared to the same periods in 2003, respectively.  Net sales of other computer accessories include, AirPort cards and base stations, iSight digital video cameras, third party hardware products, and a number of iPod related accessories.  The increase in total net sales of peripherals and other hardware were experienced predominantly by the Company’s Americas, Europe, and Retail segments.

•                  Total Macintosh net sales increased by 6% and 11% during the second quarter and first six months of 2004 compared with the same periods in 2003.  Unit sales during these same periods also reflected similar increases of 5% and 9%, respectively, compared to the same period in the prior year. Unit sales of the Company’s professional desktop and portable systems for the first half of 2004 compared to the same period in 2003 increased 21% and 32%, respectively. The increase in year-to-date Power Macintosh sales is due primarily to the introduction of the Power Mac G5, which did not begin shipping until the end of fiscal 2003. In addition, iBook unit sales increased 26% in the first half of 2004 compared to the same period in the prior year. Unit sales of portable systems, consisting of the PowerBook and iBook, represented 48% of all Macintosh systems sold during the three and six months ended March 27, 2004 and increased by 20% and 29% during the second quarter and first half of the prior year, respectively, which reflects an overall trend in the industry towards portable systems. Net sales per Macintosh unit sold during the second quarter of 2004 remained relatively flat compared to the same quarter in 2003, but increased 2% to $1,539 during the first six months of 2004 from $1,512 in 2003.  The year to date increase was the result of various changes in overall unit mix towards relatively higher-priced Power Macintosh and PowerBook systems and an increase in direct sales primarily from the Company’s retail and online stores. The impact of these factors was somewhat offset by lower year-over-year pricing for the first half of 2004 on comparable Macintosh systems for some of the Company’s Macintosh product lines in response to industry pricing pressure.

•                  The Retail segment’s net sales grew 97% to $266 million during the second quarter of 2004 and grew by 90% to $539 million in the first half of the year compared to the same periods in the prior year.  These increases are largely attributable to the increase in total stores from 53 at the end of the second quarter of 2003 to 78 as of March 27, 2004, as well as a 35% year-over-year increase in average revenue per store. While the Company’s customers in areas where the Retail segment has opened stores may elect to purchase from the Retail segment stores rather than the Company’s preexisting sales channels in the United States and Japan, the Company believes that a substantial portion of the Retail segment’s net sales is incremental to the Company’s total net sales. See additional comments below related to the Retail segment under the heading “Segment Operating Performance.”

•                  Net sales of software rose $32 million or 34% during the second quarter of 2004 compared to the same quarter in 2003, and increased $93 million or 51% for the first six months of 2004 compared to the same period in the prior year. These increases reflect higher net sales of Apple-branded software including iLife, which was introduced in January 2004, and Mac OS X version 10.3 “Panther,” which was released in October 2003 and accounted for approximately $13 million and $65 million of the increase in software net sales for the three and six month periods ended March 27, 2004, respectively.

•                  The Company’s U.S. education channel experienced year-over-year growth in net sales of approximately 18% during both the second quarter and first half of 2004.  Also, unit sales increased by 10% and 9% for the three and six month periods ended March 27, 2004 compared to the same periods in the prior year. While the K-12 market has remained relatively flat in net sales and unit sales year-over-year, the Company’s higher education market has continued to perform well driving the Company’s overall growth in U.S. education. Sales of iBook also increased year-over-year in the second quarter of 2004 due in part to increases in the number of one-to-one (1:1) learning solutions whereby every student and teacher receive a computer.

•                  Service and other sales rose over 30% during the second quarter and for the first six months of 2004 compared to the same periods in 2003.  These increases are the result of significant year-over-year increases in net sales associated with AppleCare Protection Plan (APP) extended maintenance and support services, as well as increases in net sales associated with Internet services. Increased net sales associated with APP are primarily the result of higher attach rates on APP over the last several years. Increased net sales associated with Internet services are due primarily to the introduction of the iTunes Music Store, introduced for the Macintosh in April of 2003 and updated in October 2003 for both Windows and Macintosh users, and increased net sales of the Company’s .Mac Internet service.

Offsetting the favorable factors discussed above, the Company’s net sales during the second quarter and first half of 2004 were negatively impacted by the following:

•                  Net sales and unit sales of iMac systems were down 17% and 15%, respectively, during the second quarter of 2004 versus the same quarter in 2003.  This same pattern of decline was also experienced in the first six months of 2004 with decreases of 24% and 20% in net sales and unit sales, respectively.  Sales of flat panel iMac systems, which have a suggested retail price starting at $1,299, have been negatively affected by a shift in consumer preference to portable systems and competitor desktop models with price points below $1,000.  The Company introduced a new version of the eMac in April 2004 with a suggested retail price starting at $799 aimed at the price sensitive customer. Also, the current flat panel iMac and eMac form factors are approximately 2 years old, which continue to contribute to declining net sales.

•                  Net sales and unit sales in the Company’s Japan segment declined during both the second quarter and first half of 2004 compared to the same periods of 2003.  These declines are believed to be attributable to the continued weakness in consumer PC shipments throughout Japan, the Company’s belief that its professional and creative customers have delayed computer upgrades pending the release in Japan of certain Mac OS X native applications, such as Quark Xpress 6, and a shift in sales from the Japan Segment to the Retail segment as a result of the opening of the Tokyo store in the first quarter of 2004. See additional comments below related to the Japan segment under the heading “Segment Operating Performance.”

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

Americas

Net sales in the Americas segment grew 29% or $197 million in the second quarter of 2004 compared with the same quarter in 2003.  For the first six months of 2004, net sales grew $383 million, a 27% increase, compared to the same period of 2003.  The increase in net sales was primarily attributable to the significant year-over-year increase in iPod sales as well as from strong sales of peripherals, software, and services.  Macintosh unit sales also increased by 7% and 3%, respectively, for the three and six month periods ended March 27, 2004 driven primarily from strong sales of portable and Power Macintosh systems, partially offset by continued weakness in iMac sales.

As noted above, the Company experienced an increase of approximately 18% in U.S. education channel net sales for both the quarter and six month periods of 2004 compared to the same periods in the prior year. Strong U.S. education net sales in the second quarter and first half of the year relate primarily to strength in higher education net sales that drove year-over-year growth of over 40% for both the three and six months periods ended March 27, 2004. The Company’s K-12 net sales were relatively flat year-over-year, despite the challenges in the K-12 market from continued budget constraints and increased competition.

Europe

Net sales in Europe increased $111 million or 33% during the second quarter of 2004 as compared to the same quarter in 2003, and increased $279 million or 40% for the first six months of 2004 compared to the same period in 2003. Total Macintosh unit sales in Europe were up 4% and 12% in the second quarter and first half of 2004 compared to the same periods in 2003, respectively.  Consistent with the Americas segment, Europe experienced strong net sales across all product lines, except for the iMac, in the three and six month periods ended March 27, 2004. Demand in Europe during these periods was particularly strong for the Company’s professional Macintosh systems, iPods, peripherals and software.

Japan

Japan’s net sales decreased $47 million or 21% during the second quarter of 2004 compared to the same quarter in 2003, and decreased $29 million or 8% for the first six months of 2004 compared to the same period in 2003.  Unit sales in Japan were down 29% and 14% for the second quarter and first half of 2004, respectively, compared to the same periods in the prior year. These decreases in net sales and unit sales are believed to be attributable in part to negative growth in consumer PC shipments that continues to be experienced throughout Japan, which has contributed to the decrease in net sales of the Company’s Macintosh systems. The Company also believes that some professional and creative customers have delayed upgrades to their systems in anticipation of certain software vendors porting their applications to Mac OS X in Japan, including Quark XPress 6, which is expected to occur later in fiscal year 2004.  In addition, such decreases may also be the result of a shift in sales from the Japan segment to the Retail segment as a result of the opening of the Tokyo store in the first quarter of 2004. The decrease in net sales was partially offset by strong iPod and iBook sales during the three and six month periods ended March 27, 2004. Japan’s net sales and Macintosh unit sales continue to remain significantly below their historic levels.

Retail

The Company opened five new retail stores during the second quarter, including its newest high profile store in San Francisco.  At the end of the second quarter of 2004, the Company had 78 retail stores open as compared to 53 open stores at the end of the second quarter of 2003.  The Retail segment’s second quarter 2004 net sales grew by $131 million or 97% from the same quarter in 2003.  Net sales for the first six months of 2004 grew to $539 million from $283 million during the same period of 2003, a 90% increase.

With an average of 75 stores open during the quarter, average quarterly revenue per store increased to $3.5 million, up from $2.6 million in the year-ago quarter. The Retail segment has contributed strongly to the increase in net sales of peripherals and software experienced by the Company during 2004. During the first half of 2004, approximately 54% of the Retail segment’s net sales came from the sale of iPods, other Apple-branded and third-party peripherals, software and services. This compares to 42% for the Retail segment during the first half of 2003 and 38% for the Company as a whole during the first half of 2004.

In accordance with the Company’s operating segment reporting, as further discussed in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data,” the Retail segment reported profit of $5 million and $14 million during the second quarter and first six months of 2004 as compared to losses of $3 million and $4 million during the second quarter and first six months of 2003. This improvement is primarily attributable to the segment’s year-over-year increase in average quarterly revenue per store and the impact of opening 25 new stores.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $290 million through the end of fiscal 2003, and totaled $48 million during the first six months of 2004. As of March 27, 2004, the Retail segment had approximately 1,660 employees and had outstanding operating lease commitments associated with retail store space and related facilities of approximately $376 million. The Company would incur substantial costs should it choose to terminate its Retail segment or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Investment in a new business model such as the Retail segment is inherently risky, particularly in light of the significant investment involved, overall economic uncertainties, and the fixed nature of a substantial portion of the Retail segment’s operating expenses.

Gross Margin

Gross margin for the three and six months ended March 27, 2004 and March 29, 2003 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03

Net sales	$1,909	$1,475	$3,915	$2,947
Cost of sales	1,379	1,057	2,849	2,123
Gross margin	$530	$418	$1,066	$824
Gross margin percentage	27.8%	28.3%	27.2%	28.0%

Gross margin of 27.8% and 27.2% for the three and six months ended March 27, 2004, respectively, declined from 28.3% and 28.0% for the same periods in 2003. The year-over-year declines in quarterly and year-to-date gross margins were primarily due to the increase in mix towards more lower margin iPod and 1:1 iBook sales, pricing actions on certain Power Macintosh G5 models that were transitioned during 2004, purchase order cancellation costs associated with these G5 product transitions, and higher freight and duty costs in the current year. Also contributing to the reduction in gross margin were higher warranty costs on certain portable Macintosh products.

Operating Expenses

Operating expenses for the three and six months ended March 27, 2004 and March 29, 2003 were as follows (in millions, except for percentages):

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03

Research and development	$123	$119	$242	$240
Percentage of net sales	6.4%	8.1%	6.2%	8.1%
Selling, general, and administrative expenses	$345	$300	$688	$599
Percentage of net sales	18.1%	20.3%	17.6%	20.3%
Restructuring costs	$10	$3	$10	$26

Research and Development (R&D)

R&D has remained relatively flat with slight increases of 3% and 1% for the second quarter and first six months of 2004, respectively, compared to the same periods in 2003 primarily due to increased R&D headcount to support expanded R&D activities and employee salary merit increases. R&D as a percentage of net sales decreased to 6% in both the three and six months ended March 27, 2004 as compared to 8% in the same periods of the prior year due to the significant increase in total net sales for the Company of 29% and 33% for the three and six month periods, respectively. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and expects to continue to invest heavily in R&D to remain competitive.

Selling, General, and Administrative Expense (SG&A)

Expenditures for SG&A increased $45 million and $89 million, respectively, for the three and six month periods ended March 27, 2004, or 15%, compared to the same periods in 2003.  These increases are due primarily to the Company’s continued expansion of its Retail segment in both domestic and international markets, a current year increase in discretionary spending on marketing and advertising, an increase in amortization costs associated with restricted stock compensation, and higher direct and channel selling expenses resulting from the increase in net sales and employee salary merit increases.

Restructuring Costs

During the second quarter of 2004, the Company’s management approved restructuring actions that resulted in the recognition of a total restructuring charge of $9.6 million.  These actions were related to the closing of the Company’s Sacramento manufacturing operations within the Americas operating segment and headcount reductions related primarily to various sales and marketing activities in the Company’s Americas and Europe operating segments.  These restructuring actions will ultimately result in the termination of 348 positions, 69 of which had been terminated prior to the end of the second quarter of 2004.

The approved plan to cease manufacturing operations in Sacramento resulted in severance for 200 employees at a cost of $1.9 million, which is expected to be paid during the third quarter of 2004. The Company recognized a charge related primarily to restructuring actions associated with sales and marketing activities in the United States and Europe for employee severance costs of $7.7 million, the majority of which will be paid before the end of fiscal year 2004, for the termination of 148 positions. Once fully implemented, the Company estimates these restructuring actions will result in reduced ongoing quarterly operating expenses of approximately $6 million.

In the third quarter of fiscal 2004, the Company expects to incur additional restructuring charges of approximately $10 million primarily related to finalizing the closing of its Sacramento manufacturing operations.

During the second quarter of 2003, the Company’s management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million. The primary focus of actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company’s Americas and Europe operating segments and further reductions associated with PowerSchool related activities in the Americas operating segment.

During the first quarter of 2003, the Company recorded a net restructuring charge of $23 million related primarily to the termination of manufacturing operations at the Company-owned facility in Singapore, reductions in headcount resulting from the shift in PowerSchool product strategy, and termination of various sales and marketing activities in the United States and Europe.

Other Income and Expense

Other income and expense for the three and six months ended March 27, 2004 and March 29, 2003 was as follows (in millions):

	Three Months Ended		Six Months Ended
	3/27/04	3/29/03	3/27/04	3/29/03

Gains on sales of non-current investments	—	—	4	—

Interest income	$15	$18	$29	$41
Interest expense	(1)	(2)	(3)	(4)
Gain on sales of short term investments	—	9	—	18
Other income (expense), net	(2)	(2)	(5)	(3)

Interest and other income, net	12	23	21	52

Total other income and expense	$12	$23	$25	$52

Gain on Sales of Non-current Investments

During the first quarter of 2004, the Company sold its remaining non-current investments in public companies consisting of 986,164 shares of Akamai Technologies for net proceeds of approximately $5 million and a gain before taxes of $4 million. As of March 27, 2004, the Company does not have any non-current public company investments reflected in its condensed consolidated balance sheet. During the first quarter of 2003, the Company sold 2,580,000 shares of EarthLink stock for net proceeds of approximately $13.7 million, an amount that approximated the Company’s carrying value of the shares sold. No sales of the Company’s non-current debt and equity investments were made in the second quarter of 2003.

Interest and Other Income, Net

Total interest and other income, net decreased $11 million or 48% to $12 million during the second quarter of 2004 compared to the same quarter in 2003 and decreased $31 million or 60% for the first six months of 2004 from the same period in 2003. These decreases are attributable primarily to declining investment yields on the Company’s cash and short-term investments resulting from lower market interest and a shortening of the average maturity of the

Company’s investment portfolio. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments fell to 1.32% in the second quarter of 2004 compared to the 1.72% rate earned during the same period in 2003. The Company occasionally sells short-term investments prior to their stated maturities. The sale of short-term investments during the first and second quarters of 2003 were intended to shorten the average maturity of the Company’s investment portfolio based on management’s belief that interest rates were at or near their bottom. As a result of such sales, the Company recognized net gains of $9 million during the second quarter of 2003 and $18 million during the first six months of fiscal 2003. No gains on early sales of short-term investments were recognized in either the first or second quarter of 2004.

Interest expense consisted primarily of interest on the Company’s $300 million aggregate principal amount unsecured notes, which were repaid upon their maturity in February 2004; partially offset by amortization of deferred gains realized in 2002 and 2001 that resulted from the closure of swap positions associated with the unsecured notes. The unsecured notes were sold at 99.925% of par for an effective yield to maturity of 6.51%. Total deferred gain resulting from the closure of debt swaps of approximately $23 million was fully amortized as of the notes’ maturity in February 2004.

Provision for Income Taxes

The Company’s effective tax rate for the first three and six month periods ended March 27, 2004 was approximately 28%. The Company’s effective rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. and due to research and development credits.

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

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements.  SAB 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (EITF) No. 00-21.  The adoption of SAB 104 did not have a material impact on the Company’s results of operations or financial position.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46R, a revision to FIN 46, Consolidation of Variable Interest Entities.  FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements.  FIN 46R is effective at the end of the first interim period ending after March 15, 2004.  The adoption of FIN 46R did not have a material impact on the Company’s results of operations or financial position.

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-1 is effective for years beginning after June 15, 2004, while the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position.

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

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method.  If adopted in its current form, the proposed Statement would be effective for the Company beginning in its fiscal year 2006.

At the Company’s annual shareholders meeting on April 24, 2003, shareholders approved a proposal requesting that the Company’s Board of Directors (the Board) establish a policy of expensing the value of all future employee stock options issued by the Company. The Board and management appreciate and take seriously the views expressed by the Company’s shareholders. The Company decided not to expense the value of employee stock options until the FASB finalizes its new accounting standard on the matter, which will play a significant role in determining the fair value of and accounting for employee stock options. The Company monitors progress at the FASB and other developments with respect to the general issue of employee stock compensation. The Company is currently reviewing the potential impact from the guidance of the proposed statement, which may require the Company to recognize substantially more compensation expense in future periods that could have a material adverse impact on the Company’s future results of operations.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	3/27/04	9/27/03

Cash, cash equivalents, and short-term investments	$4,594	$4,566
Accounts receivable, net	$585	$766
Inventory	$63	$56
Working capital	$3,804	$3,530
Days sales in accounts receivable (DSO) (a)	28	41
Days of supply in inventory (b)	4	4
Days payables outstanding (DPO) (c)	67	82
Operating cash flow (quarterly)	$61	$73

(a)          DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)         Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)          DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of March 27, 2004, the Company had $4.594 billion in cash, cash equivalents, and short-term investments, an increase of $28 million over the same balances at the end of fiscal 2003. Approximately $2.8 billion of this cash, cash equivalents, and short-term investments are held by the Company’s foreign subsidiaries and would be subject to U.S. income taxation on repatriation to the U.S. The principal components of this increase were cash generated by operating activities of $280 million, and proceeds of $108 million from the issuance of common stock under stock plans, partially offset by cash used to repay the Company’s outstanding debt of $300 million and purchases of property, plant, and equipment of $79 million.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Debt

The Company had debt outstanding in the form of $300 million of aggregate principal amount 6.5% unsecured notes that were originally issued in 1994 and were repaid upon their maturity in February 2004. The notes, which paid interest semiannually, were sold at 99.925% of par, for an effective yield to maturity of 6.51%.

Capital Expenditures

The Company’s total capital expenditures were $79 million during the first six months of fiscal 2004, $48 million of which were for retail store facilities and equipment related to the Company’s Retail segment and $31 million of which were for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $190 million for capital expenditures during 2004, approximately $110 million of which is expected to be utilized for expansion of the Company’s Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Since inception of the stock repurchase plan, the Company had repurchased a total of 6.55 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of March 27, 2004.

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

Lease Commitments

As of September 27, 2003, the Company had total outstanding commitments on noncancelable operating leases of approximately $600 million, $354 million of which related to the lease of retail space and related facilities. Remaining terms on the Company’s existing operating leases range from 1 to 11 years. Total outstanding commitments on noncancelable operating leases related to the lease of retail space rose to $376 million as of March 27, 2004.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 1 to 3 months. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. The nature of the Company’s outstanding third-party manufacturing commitments and component purchase commitments has not changed significantly since the end of its fiscal 2003.  As of March 27, 2004, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $700 million.

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

The Company’s operating performance depends significantly on general economic conditions. For much of the past several years, demand for the Company’s products has been negatively impacted by difficult global economic conditions. Additionally, some of the Company’s education customers appear to be delaying technology purchases due to concerns about the overall impact of the weaker economy and state budget deficits on their available funding. Continued uncertainty about future economic conditions makes it difficult to forecast future operating results. Should global and regional economic conditions fail to improve or deteriorate, demand for the Company’s products could be adversely affected, as could the financial health of its suppliers, distributors, and resellers.

War, terrorism or public health issues could disrupt supply, delivery or demand of products, which could negatively affect the Company’s operations and performance.

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

The Company and some of its manufacturing vendors and component suppliers have significant operations in various locations throughout Asia, including locations in mainland China, the Hong Kong Special Administrative Region, and Singapore, all of which were subject to the World Health Organization and Centers for Disease Control and Prevention severe acute respiratory syndrome (SARS) travel advisories at times during fiscal 2003. Similar travel advisories were issued for Taiwan, where a significant amount of both the Company’s portable Macintosh systems and iPods are assembled. Should the severity of the SARS threat increase or other public health issues arise, the Company could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers.

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

The Company is currently focused on market opportunities related to digital music distribution and related consumer electronic devices including iPods. The Company faces increasing competition from other companies promoting their own digital music distribution services, free peer-to-peer music services, emerging companies, and larger companies that may have greater resources, including technical and marketing resources, and supplier relationships. Failure to effectively compete could negatively affect the Company’s operating results and financial position. There can be no assurance that the Company will be able to provide products and services that effectively compete in these markets or successfully distribute and sell digital music outside the U.S.

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

Final assembly of products sold by the Company is currently conducted in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the Netherlands, the People’s Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company’s products and final assembly of substantially all of the Company’s portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in Japan, Taiwan and China. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, medical, political, or military conditions or events, the Company’s results of operations and financial condition could be adversely affected.

The Company’s products, from time to time, experience quality problems that can result in decreased net sales and operating profits.

The Company sells highly complex hardware and software products that can contain defects in design and manufacture. Sophisticated operating system software and applications, such as those sold by the Company, often contain “bugs” that can unexpectedly interfere with the operation of the software. Defects may also occur in components and products the Company purchases from third-parties that may be beyond its control. There can be no assurance that the Company will be able to detect and fix all defects in the hardware and software it sells. Failure to do so could result in lost revenue, loss of reputation, and significant warranty and other expense to remedy.

The Company’s retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through March 2004, the Company has opened 78 retail stores including its first international store in Tokyo, Japan. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 15 years. The Company could incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of depreciation on store construction costs and lease expense. As a result, significant losses would result should the Retail segment experience a decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened five such stores, including its newest San Francisco store opened in the second quarter of 2004 and has announced its intentions to open high profile stores in London, England and Osaka, Japan. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 15 years with total commitments per location over the lease terms ranging from $25 million to $50 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company’s results of operations and financial condition.

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

Although net sales and unit sales of Power Macintosh systems increased 28% and 21%, respectively, in the first six months of 2004 compared to the same period in 2003 due primarily to the introduction of the Power Mac G5, unit sales of Power Macintosh systems fell 13% during 2003 and 18% in 2002. In addition, Power Macintosh unit sales have fallen as a percentage of total Macintosh unit sales from 30% in 2001 to 22% and 24% in 2003 and the first half of 2004, respectively, primarily as a result of a shift in preference to portable products. The Company believes that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers who are the primary users of Power Macintosh systems. Also, it is likely that many of the Company’s current and potential customers, particularly professional and creative customers who are most likely to utilize the Company’s Power Macintosh systems, believe that the relatively slower MHz rating or clock speed of the microprocessors the Company utilizes in its Macintosh systems compares unfavorably to those utilized by other operating systems and translates to slower overall system performance. In addition to the negative impact on net sales, declining sales of Power Macintosh systems also have a negative effect on the Company’s overall gross margin because Power Macintosh systems generally have higher individual gross margins than the Company’s consumer Macintosh systems. Continued deterioration in Power Macintosh unit sales could adversely affect the Company’s future net sales and gross margin. If future unit sales of Power Macintosh systems fail to partially or fully recover, it could be difficult for the Company to improve its overall profitability.

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

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers, many of whom distribute products from competing manufacturers. In addition, the Company also sells many of its products and resells certain third-party products in most of its major markets directly to end users, certain education customers, and certain resellers through its online stores around the world. The Company also sells its own products and certain third-party products through its retail stores. Many of the Company’s significant resellers operate on narrow product margins and have been negatively affected by recent economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company’s distribution and retail channel partners. The Company’s business and financial results could be adversely affected if the financial condition of these resellers weaken, if resellers within consumer channels were to cease distribution of the Company’s products, or if uncertainty regarding demand for the Company’s products caused resellers to reduce their ordering and marketing of the Company’s products.  The Company has invested and will continue to invest in various programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees.  These programs could require a substantial investment from the Company, while providing no assurance of return or incremental revenue to offset this investment.

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

Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company’s future operating results and financial condition could be adversely affected. Information regarding certain claims and litigation involving the Company related to alleged patent infringement and other matters is set forth in Part II, Item 1 of this Form 10-Q and Part I, Item 3 of the 2003 Form 10-K.  In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would individually or in the aggregate have a material adverse effect on its results of operations, or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part II, Item 1 of this Form 10-Q and Part I, Item 3 of the 2003 Form 10-K for the year ended September 27, 2003 or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

The Company is exposed to credit risk on its accounts receivables. This risk is heightened during periods when economic conditions worsen.

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

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates, including various European Union member countries, Japan and certain states within the U.S.  Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company’s results of operation and financial position.

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

The notes paid interest semiannually and matured in February 2004. The Company used existing cash in the second quarter of 2004 to settle these notes upon maturity.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and related derivative financial instruments. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of March 27, 2004, approximately $810 million of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years. The remainder all had underlying maturities between 3 and 12 months. Due to liquidity needs, or in anticipation of credit deterioration, or for the purpose of duration management of the Company’s investment portfolio, the Company may sell investments prior to their stated maturities. The Company recognized no net gains or losses during the three and six month periods ended March 27, 2004 and recognized net gains of $9 million and $18 million during the three and six month periods ended March 29, 2003.

The Company has historically entered into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company’s floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on any outstanding long-term debt, and/or to diversify a portion of the Company’s exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program.  The Company entered into no interest rate asset swaps during the first six months of either 2004 or 2003 and had no open interest rate asset swaps at March 27, 2004.

In prior years, the Company had entered into interest rate debt swaps with financial institutions. The interest rate debt swaps, which qualified as accounting hedges, generally required the Company to pay a floating interest rate based on the three or six month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts.  These swaps effectively converted the Company’s fixed-rate 10 year debt to floating-rate debt and converted a portion of the floating rate investments to fixed rate. Due to prevailing market interest rates, during 2002 the Company entered into and then subsequently closed out debt swap positions realizing a gain of $6 million. During 2001 the Company closed out all of its then existing debt swap positions realizing a gain of $17 million. Both the gains in 2002 and 2001 were deferred, recognized in long-term debt and were amortized to other income and expense through the maturity of the debt in February 2004.

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

Item 4. Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of March 27, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the second quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Antor Media Corporation v. Apple Computer, Inc. et al.

Plaintiff, Antor Media filed this action on September 5, 2003 in the United States District Court in the Eastern District of Texas alleging infringement by the Company and other defendants of patent 5,754,961 relating to a “Method and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network.” Plaintiff seeks unspecified damages and other relief.  The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses.  The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity.  The case is in discovery and trial is set for March 2005.

Apple Corps Ltd. v. Apple Computer, Inc.; Apple Computer, Inc. v. Apple Corps Ltd.

Plaintiff, Apple Corps filed this action on July 4, 2003 in the High Court of Justice, Chancery Division, in London alleging that the Company has breached a 1991 agreement which resolved earlier trademark litigation regarding use of the Apple marks.  Plaintiff seeks unspecified damages and other relief.  The Company filed a motion on October 13, 2003, challenging jurisdiction in the UK, but the Court denied the motion on April 7, 2004.  On October 8, 2003, the Company filed a lawsuit in the United States District Court for the Northern District of California requesting a declaratory judgment that the Company has not breached the 1991 agreement.  Apple Corps challenged jurisdiction in the California case but the Court denied that challenge on March 25, 2004.  Apple Corps subsequently filed a motion to dismiss or stay the California case during the pendency of the UK action.

Articulate Systems, Inc. v. Apple Computer, Inc.

Plaintiff Articulate filed this action in March 1996 in the United States District Court in Massachusetts claiming patent infringement relating to voice recognition technology. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement, unenforceability and invalidity. The case was stayed for several months pending resolution of four summary judgment motions filed by the Company, all of which were denied by the Court. Through a series of corporate transactions the assets belonging to Plaintiff were acquired by a subsidiary, Lernout & Hauspie Speech Products N.V. (“L&H”). L&H filed for bankruptcy in November 2000 and is being liquidated as part of the bankruptcy. The case has been inactive since approximately May 2002, pending the resolution of the L&H bankruptcy and liquidation.  On March 19, 2004, the judge closed this case.

Cagney v. Apple Computer, Inc.

Plaintiff filed this purported class action on January 9, 2004 in Los Angeles County Superior Court, alleging improper collection of sales tax in transactions involving mail-in rebates.  The complaint alleges violations of California Civil Code Section 17200 (unfair competition) and seeks unspecified damages and other relief.  The Company was served on January 21, 2004, filed an answer on February 20, 2004, denying all allegations and asserting numerous affirmative defenses.  The Company is beginning its investigation of these allegations.

Compression Labs, Inc. v. Apple Computer, Inc. et al.

Plaintiff Compression Labs, Inc. filed this patent infringement action on April 22, 2004 against the Company and twenty-seven other defendants in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of patent 4,698,672.  Plaintiff alleges that the Company infringes the patent by complying with JPEG standard as defined by CCITT Recommendation T.81 entitled “Information Technology – Digital

Compression and Coding of Continuous Tone Still Images – Requirements and Guidelines.” Plaintiff seeks unspecified damages, and other relief.  The Company is investigating this claim.

Craft v. Apple Computer, Inc. (filed December 23, 2003, Santa Clara County Superior Court); Chin v. Apple Computer, Inc. (filed December 23, 2003 in San Mateo County Superior Court); Hughes v. Apple Computer, Inc. (filed December 23, 2003 in Santa Clara County Superior Court) Westley v. Apple Computer, Inc. (filed December 26, 2003 in San Francisco County Superior Court); Keegan v. Apple Computer, Inc. (filed December 30, 2003 in Alameda County Superior Court); Wagya v Apple Computer Inc. (filed February 19, 2004 in Alameda County Superior Court); Yamin v Apple Computer, Inc. (filed February 24, 2004 in Los Angeles County Superior Court)

Seven separate plaintiffs filed purported class action cases in various California courts alleging misrepresentations by the Company relative to iPod battery life.  The complaints include causes of action for violation of California Civil Code Section 17200 (“Unfair Competition”), the Consumer Legal Remedies Action (“CLRA”) and claims for false advertising, fraudulent concealment and breach of warranty.  The complaints seek unspecified damages and other relief.  The Company is beginning its investigation of these claims. The cases have been consolidated in San Mateo County, and are stayed pending assignment of a coordination judge.  The Company has answered two of the complaints, denying all allegations and asserting numerous affirmative defenses.

Davis v. Apple Computer, Inc.

Plaintiff filed this purported class action in San Francisco County Superior Court on December 5, 2002, alleging that the Company engaged in unfair and deceptive business practices relating to its AppleCare Extended Service and Warranty Plan.  Plaintiff asserts causes of action for violation of the California Business and Professions Code §17200 and §17500, breach of the Song-Beverly Warranty Act, intentional misrepresentation and concealment.  Plaintiff requests unspecified damages and other relief. The Company filed a demurrer and motion to strike which were granted, in part, and Plaintiff filed an amended complaint.  The Company filed an answer on April 17, 2003 denying all allegations and asserting numerous affirmative defenses.  Plaintiffs subsequently amended their complaint and the Company expects that they will make further amendments.  On October 29, 2003, the Company filed a motion to disqualify Plaintiff’s counsel in his role as counsel to the purported class and to the general public.  The Court granted the motion, but allowed Plaintiff to retain substitute counsel.  Plaintiff did engage new counsel for the general public, but not for the class.  The Company moved to disqualify Plaintiff’s new counsel and to have the Court dismiss the general public claims for equitable relief.  The Court declined to disqualify Plaintiff’s new counsel or to dismiss the equitable claims, but did confirm that the class action claims are dismissed.  The case is stayed pending an appeal.

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

Dunlap v. Apple Computer, Inc. (filed January 26, 2004, Santa Clara County Superior Court); Chiaco v. Apple Computer, Inc. (filed February 26, 2004, San Diego County Superior Court)

Two separate plaintiffs filed purported class action cases in California courts alleging problems with the iBook logic board.  The complaints include causes of action for violation of California Civil Code Section 17200 (“Unfair Competition”), the Consumer Legal Remedies Act (“CLRA”) and claims for breach of warranty, negligent misrepresentation, negligence and unjust enrichment.  The complaints seek unspecified damages and other relief.  The Company filed answers to the Dunlap and Chiaco complaints on March 16, 2004 and April 16, 2004, respectively, denying all allegations and asserting numerous affirmative defenses.  The Company is investigating these claims.

Dynacore Holdings Corp. v. Apple Computer, Inc.

Plaintiff Dynacore filed this action on June 6, 2001 in United States District Court for the Southern District of New York against the Company and thirteen other defendants claiming patent infringement relating to IEEE 1394 technology, also known as FireWire. Plaintiff claims that any computer system or other electronic product that uses or complies with the IEEE 1394 standard violates the patent. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. Defendants are seeking to amend the pleading to assert a counterclaim for inequitable conduct against Dynacore. The case was initially stayed pending the Federal Circuit’s decision in Datapoint Corp. v. Standard Microsystems Corp., a related case in which plaintiff claimed that its patent was infringed by products complying with the fast Ethernet standard. In February 2002, the Federal Circuit affirmed the judgment of non-infringement in Datapoint, and the District Court lifted the stay in this action. The defendants in this action filed a joint motion for summary judgment based upon the decision in Datapoint. The Court granted summary judgment in favor of the defendants on February 11, 2003.  Dynacore appealed the ruling. The Federal Circuit Court heard argument on January 5, 2004 and on March 31, 2004 affirmed the ruling in Defendants’ favor.  Plaintiff has until June 29, 2004 to file a petition for certiorari before the United States Supreme Court to appeal this ruling.

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

Gobeli Research Ltd v. Apple Computer, Inc. et al.

Plaintiff Gobeli Research Ltd. filed this patent infringement action against the Company and Sun Microsystems on April 15, 2004 in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of patent 5,418,968 related to a “System and Method of Controlling Interrupt Processing.”  Plaintiff alleges that the Company’s OS 9 and OS X operating systems infringe. Plaintiff seeks unspecified damages and other relief.  The Company is investigating this claim.

Goldberg, et al. v. Apple Computer, Inc. et al. (f.k.a. “Dan v. Apple Computer, Inc.”)

Plaintiffs filed this purported class action on September 22, 2003 in Los Angeles County Superior Court against the Company and other members of the industry on behalf of a nationwide class of purchasers of certain computer hard drives.  The case alleges violations of Civil Code Section 17200 (“Unfair Competition”), the Consumer Legal Remedies Act (“CLRA”) and false advertising related to the size of the drives.  Plaintiffs allege that calculation of hard drive size using the decimal method misrepresents the actual size of the drive.  The complaint seeks unspecified damages and other relief. The Company is beginning its investigation of these allegations.  Plaintiff filed an amended complaint on April 30, 2004.

Hawaii Structural Iron Workers and Pension Trust Fund v. Apple Computer, Inc. and Steven P. Jobs; Young v. Apple Computer, Inc. et al; Hsu v. Apple Computer Inc. et al.

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

MacTech Systems v. Apple Computer, Inc.; Macadam v. Apple Computer, Inc.; Computer International, Inc. v. Apple Computer, Inc.; Elite Computers and Software, Inc. v. Apple Computer, Inc.; The Neighborhood Computer Store v. Apple Computer, Inc. (All in Santa Clara County Superior Court).

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

Palmieri v. Apple Computer, Inc.

Plaintiff filed this purported class action on September 5, 2003 in Los Angeles County Superior Court on behalf of a nationwide class of purchasers of certain PowerBooks.  The case alleges violations of Civil Code Section 17200 (Unfair Competition) and the Consumer Legal Remedies Act (“CLRA”) arising from an alleged design defect in the PowerBooks which purportedly causes marks and dead pixels in the LCD screens.  Plaintiffs amended their complaint to allege an additional defect in the new 15” PowerBook, introduced in September 2003, which purportedly causes “white spots” on the screen.  The complaint seeks unspecified damages and other relief.  The Company filed an answer on January 8, 2004 denying all allegations and asserting numerous affirmative defenses.  The Company is investigating these allegations.  The parties reached a tentative settlement at a mediation held March 24, 2004.

Shipman v. Apple Computer, Inc.

Plaintiff filed this patent infringement action on April 15, 2004 in the United States District Court for the Central District of California for infringement of patent 6,217,183 related to a “Keyboard Having Illuminated Keys.”  Plaintiff alleges that the Company’s PowerBooks introduced in 2003 infringe this patent.  Plaintiff seeks unspecified damages, a preliminary injunction, and other relief.  The Company is investigating this claim.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 22, 2004.  Proposals 1 and 2 were approved. Proposal 3 was not approved. The results are as follows:

Proposal 1

The following directors were elected at the meeting to serve a one-year term as directors:

	For	Authority Withheld
William V. Campbell	315,134,076	7,736,174
Millard S. Drexler	316,427,252	6,442,998
Albert A. Gore, Jr.	314,213,194	8,657,056
Steven P. Jobs	316,517,450	6,352,800
Arthur D. Levinson	315,200,858	7,669,392
Jerome B. York	311,819,401	11,050,849

Proposal 2

Ratification of appointment of KPMG LLP as the Company’s independent auditors for fiscal year 2004.

For	Against	Abstained

315,055,702	5,643,407	2,171,141

Proposal 3

A shareholder proposal requesting that the Board of Directors replace the current system of compensation for senior executives with the “Commonsense Executive Compensation” program.

For	Against	Abstained	Broker Non-Vote

11,500,936	207,143,596	3,568,532	100,657,186

The proposals above are described in detail in the Company’s definitive proxy statement dated March 11, 2004, for the Annual Meeting of Shareholders held on April 22, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed herewith

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88

3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00

3.3	By-Laws of the Company, as amended through March 19, 2003.	10-Q	5/13/03

4.2	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York.	10-Q	4/01/94

4.3	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.	10-Q	4/01/94

4.5	Form of the Company’s 6 1/2% Notes due 2004.	10-Q	4/01/94

4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.	S-3	8/28/96

4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97

10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91

10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92

10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97

10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97

10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 24, 2003.	S-8	6/24/03

10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97

10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97

10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98

10.A.51	2003 Employee Stock Option Plan, as amended through April 24, 2003.	10-Q	6/28/03

10.A.52	Reimbursement Agreement.	10-Q	6/29/02

10.A.53	Option Cancellation and Restricted Stock Award Agreement	10-Q	6/28/03

10.A.54	Form of Restricted Stock Unit Award Agreement			X

10.B.18	Custom Sales Agreement effective October 21, 2002 between the Registrant and International Business Machines Corporation.	10-K	9/27/03

14.1	Code of Ethics of the Company	10-K	9/27/03

31.1	Rule13a-15(e) / 15d-15(e) Certification of Chief Executive Officer			X

31.2	Rule13a-15(e) / 15d-15(e) Certification of Chief Financial Officer			X

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer			X

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K on April 14, 2004, to reference and furnish as exhibits a press release and data sheet issued to the public by the Company on April 14, 2004.

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
May 6, 2004