Form 10-Q
period 2004-06-26
APPLE COMPUTER INC
filed 2004-08-05
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004 OR

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

387,925,078 shares of common stock issued and outstanding as of July 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net sales	$2,014	$1,545	$5,929	$4,492
Cost of sales	1,455	1,117	4,304	3,240
Gross margin	559	428	1,625	1,252

Operating expenses:
Research and development	125	120	367	360
Selling, general, and administrative	354	299	1,042	898
Restructuring costs	8	—	18	26
Total operating expenses	487	419	1,427	1,284
Operating income (loss)	72	9	198	(32)

Other income and expense:
Gain on sales of non-current investments	—	2	4	2
Interest and other income, net	13	15	34	67
Total other income and expense	13	17	38	69

Income before provision for income taxes	85	26	236	37

Provision for income taxes	24	7	66	10

Income before accounting change	61	19	170	27

Cumulative effect of accounting change, net	—	—	—	(2)

Net income	$61	$19	$170	$25

Earnings per common share before accounting change:
Basic	$0.16	$0.05	$0.46	$0.07
Diluted	$0.16	$0.05	$0.45	$0.07

Earnings per common share:
Basic	$0.16	$0.05	$0.46	$0.07
Diluted	$0.16	$0.05	$0.45	$0.07

Shares used in computing earnings per share (in thousands):
Basic	375,023	360,793	367,606	360,113
Diluted	392,621	363,777	381,259	362,421

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	June 26, 2004	September 27, 2003

ASSETS:

Current assets:
Cash and cash equivalents	$3,120	$3,396
Short-term investments	1,846	1,170
Accounts receivable, less allowances of $47 and $49, respectively	629	766
Inventories	72	56
Deferred tax assets	227	190
Other current assets	392	309
Total current assets	6,286	5,887
Property, plant and equipment, net	684	669
Goodwill	80	85
Acquired intangible assets	19	24
Other assets	154	150
Total assets	$7,223	$6,815

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$1,061	$1,154
Accrued expenses	1,094	899
Current debt	—	304
Total current liabilities	2,155	2,357
Deferred tax liabilities and other non-current liabilities	256	235
Total liabilities	2,411	2,592

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 900,000,000 shares authorized; 385,192,286 and 366,726,584 shares issued and outstanding, respectively	2,369	1,926
Deferred stock compensation	(103)	(62)
Retained earnings	2,564	2,394
Accumulated other comprehensive income (loss)	(18)	(35)
Total shareholders’ equity	4,812	4,223
Total liabilities and shareholders’ equity	$7,223	$6,815

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	June 26, 2004	June 28, 2003

Cash and cash equivalents, beginning of the period	$3,396	$2,252
Operating Activities:
Net income	170	25
Cumulative effect of accounting change, net of taxes	—	2
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	110	84
Stock-based compensation expense	23	9
Non-cash restructuring	5	12
Benefit from deferred income taxes	(5)	(16)
Loss on disposition of property, plant, and equipment	3	2
Gain on sales of short-term investments, net	(1)	(21)
Gain on sales of non-current investments	(4)	(2)
Changes in operating assets and liabilities:
Accounts receivable	137	(3)
Inventories	(16)	7
Other current assets	(83)	56
Other assets	(31)	(15)
Accounts payable	(93)	(31)
Other liabilities	276	107
Cash generated by operating activities	491	216
Investing Activities:
Purchases of short-term investments	(2,294)	(1,981)
Proceeds from maturities of short-term investments	821	1,954
Proceeds from sales of short-term investments	790	1,072
Proceeds from sales of non-current investments	5	36
Purchases of property, plant, and equipment	(117)	(106)
Other	9	33
Cash (used for) generated by investing activities	(786)	1,008
Financing Activities:
Payment of long-term debt	(300)	—
Proceeds from issuance of common stock	319	31
Cash generated by financing activities	19	31
(Decrease) increase in cash and cash equivalents	(276)	1,255
Cash and cash equivalents, end of the period	$3,120	$3,507

Supplemental cash flow disclosures:

Cash paid for interest	$10	$10
Cash paid for income taxes, net	$—	$35

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

The Company’s pro forma information for the three and nine month periods ended June 26, 2004 and June 28, 2003 follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Net income - as reported	$61	$19	$170	$25

Add: Stock-based employee compensation expense included in reported net income, net of tax	10	7	23	9

Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(35)	(41)	(105)	(144)

Net income (loss) - pro forma	$36	$(15)	$88	$(110)

Net income per common share - as reported
Basic	$0.16	$0.05	$0.46	$0.07
Diluted	$0.16	$0.05	$0.45	$0.07

Net income (loss) per common share - pro forma
Basic	$0.10	$(0.04)	$0.24	$(0.30)
Diluted	$0.09	$(0.04)	$0.24	$(0.30)

Earnings Per Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, restricted stock and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options, restricted stock and restricted stock units.  Additionally, the exercise of employee stock options and the vesting of restricted stock and restricted stock units can result in a greater dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Numerator (in millions):
Income before accounting change	$61	$19	$170	$27
Cumulative effect of accounting change, net of tax	$—	$—	$—	$(2)

Net income	$61	$19	$170	$25

Denominator:
Weighted average-shares outstanding, excluding unvested restricted stock	375,023	360,793	367,606	360,113
Effect of dilutive options, restricted stock units and restricted stock	17,598	2,984	13,653	2,308

Denominator for diluted earnings per share	392,621	363,777	381,259	362,421

Basic earnings per share before accounting change	$0.16	$0.05	$0.46	$0.07
Cumulative effect of accounting change, net of tax	—	—	—	—

Basic earnings per share	$0.16	$0.05	$0.46	$0.07

Diluted earnings per share before accounting change	$0.16	$0.05	$0.45	$0.07
Cumulative effect of accounting change, net of tax	—	—	—	—

Diluted earnings per share	$0.16	$0.05	$0.45	$0.07

Potentially dilutive securities, including stock options; restricted stock units; and restricted stock, to purchase approximately 2.6 million and 51.3 million shares of common stock for the three months ended June 26, 2004 and June 28, 2003, respectively, and 6.8 million and 54.9 million shares of common stock for the nine months ended June 26, 2004 and June 28, 2003, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of June 26, 2004, and September 27, 2003 (in millions):

	6/26/04	9/27/03

Cash	$153	$158

U.S. Treasury and Agency securities	57	87
U.S. corporate securities	2,319	2,368
Foreign securities	591	783
Total cash equivalents	2,967	3,238

U.S. Treasury and Agency securities	1,210	454
U.S. corporate securities	585	623
Foreign securities	51	93

Total short-term investments	1,846	1,170

Total cash, cash equivalents, and short-term investments	$4,966	$4,566

The Company’s short-term investment portfolio consists of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized losses of $6 million as of June 26, 2004 and $1 million as of September 27, 2003 on its investment portfolio, primarily related to investments with stated maturities greater than 1 year. The Company occasionally sells short-term investments prior to their stated maturities. As a result of such sales, the Company recognized gains of $1 million and $3 million during the third quarters of 2004 and 2003, respectively.  Recognized gains on the sale of short-term investments were $1 million and $21 million during the first nine months of 2004 and 2003, respectively. These gains were included in interest and other income, net.

As of June 26, 2004, and September 27, 2003, $437 million and $629 million, respectively, of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years.  The remainder of the Company’s short-term investments had underlying maturities between 3 and 12 months.

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

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. From time to time, the Company enters into interest rate swap agreements to modify the interest rate profile of certain investments and debt. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value.  As of the end of the third quarter of 2004, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of fiscal 2003.

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

Accounting for Derivative Financial Instruments

The Company accounts for all derivatives at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of June 26, 2004, the Company had a net deferred loss associated with cash flow hedges of approximately $2 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the first quarter of fiscal 2005.

Note 3 – Condensed Consolidated Financial Statement Details (in millions)

Inventories

	6/26/04	9/27/03
Purchased parts	$1	$2
Work in process	—	4
Finished goods	71	50

Total inventories	$72	$56

Other Current Assets

	6/26/04	9/27/03
Vendor non-trade receivables	$223	$184
Other current assets	169	125

Total other current assets	$392	$309

Property, Plant, and Equipment

	6/26/04	9/27/03
Land and buildings	$350	$350
Machinery, equipment, and internal-use software	391	393
Office furniture and equipment	79	74
Leasehold improvements	432	357
	1,252	1,174

Accumulated depreciation and amortization	(568)	(505)

Total net property, plant, and equipment	$684	$669

Other Assets

	6/26/04	9/27/03
Non-current deferred tax assets	$51	$60
Capitalized software development costs, net	23	28
Other assets	80	62

Total other assets	$154	$150

Accrued Expenses

	6/26/04	9/27/03
Deferred revenue	$470	$368
Accrued marketing and distribution	150	124
Accrued compensation and employee benefits	139	101
Accrued warranty and related costs	91	67
Other current liabilities	244	239

Total accrued expenses	$1,094	$899

Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03
Interest income	$15	$15	$44	$56
Interest expense	—	(2)	(3)	(6)
Gain on sales of short term investments, net	1	3	1	21
Other income (expense), net	(3)	(1)	(8)	(4)

Interest and other income, net	$13	$15	$34	$67

Note 4 – Goodwill

During the third quarter of 2004, the Company recorded an adjustment of approximately $5 million to goodwill related to the acquisition of PowerSchool, Inc (PowerSchool).  This reduction of goodwill included the cancellation of 79,167 shares of Apple common stock, valued at approximately $2 million, that were previously held in escrow and were refunded upon resolution of certain matters arising out of the acquisition of PowerSchool.  This adjustment also included approximately $3 million to adjust the original estimates of the pre-acquisition PowerSchool restructuring liability to actual costs incurred.

A rollforward of goodwill for the nine months ended June 26, 2004 is as follows (in millions):

Goodwill at September 27, 2003	$85
Goodwill adjustment in the third quarter of 2004	(5)
Goodwill at June 26, 2004	$80

Note 5 – Restructuring Actions

2004 Restructuring Actions

During the third quarter of 2004, the Company recognized a charge related to restructuring activities of approximately $7.9 million.  This charge included finalizing the closure of the Company’s Sacramento manufacturing facility, which was initiated in the second quarter of 2004.  In the third quarter of 2004, the Company ceased use of the Sacramento facility and incurred additional severance costs of $1.9 million. The Company wrote off manufacturing assets totaling $5.3 million whose use ceased during the third quarter upon completion of all manufacturing activities in Sacramento.  The remaining charge of approximately $0.7 million relates mainly to management approved actions taken to reduce operating costs by eliminating non-essential sales and marketing positions primarily in the Americas segment. These restructuring actions will ultimately result in the termination of 83 positions, 9 of which had been terminated prior to the end of the third quarter of 2004.

During the second quarter of 2004, the Company’s management approved restructuring actions that resulted in the recognition of a total restructuring charge of $9.6 million.  These actions were related to the closing of the Company’s Sacramento manufacturing operations within the Americas operating segment and headcount reductions related primarily to various sales and marketing activities in the Company’s Americas and Europe operating segments.  These restructuring actions will ultimately result in the termination of 348 positions, 303 of which had been terminated prior to the end of the third quarter of 2004. The approved plan to cease manufacturing operations in Sacramento resulted in severance for 200 employees at a cost of $1.9 million, all of which was spent by the end of the third quarter of 2004, except for approximately $200,000 which will be paid before the end of fiscal year 2004. The Company recognized a charge related primarily to restructuring actions associated with sales and marketing activities in the United States and Europe for employee severance costs of $7.7 million, the majority of which will be paid before the end of fiscal year 2004, for the termination of 148 positions.

The following table summarizes activity associated with employee severance costs resulting from the restructuring actions initiated during fiscal year 2004 (in millions):

	Employee Severance Benefits	Asset Impairments	Totals

Total charge	$12.2	$5.3	$17.5
Total spending through June 26, 2004	(6.3)	—	(6.3)
Total non-cash items	—	(4.9)	(4.9)
Accrual at June 26, 2004	$5.9	$0.4	$6.3

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

During the second quarter of 2003, the Company’s management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million, including $2.4 million in severance costs and $400,000 for asset write-offs and lease payments on an abandoned facility. Actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company’s Americas and Europe operating segments and further reductions associated with PowerSchool-related activities in the Americas operating segment, including an accrual for asset write-offs and lease payments on an abandoned facility. The second quarter actions resulted in the elimination of 93 positions worldwide.

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

Of the $26.8 million in total restructuring charges for fiscal 2003, nearly all had been spent by the end of the third quarter of 2004, except for approximately $3.6 million related to operating lease costs on abandoned facilities. The

Company currently anticipates that the remaining accrual for operating lease costs will be paid over the remaining lease terms.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2003 (in millions):

	Employee Severance Benefits	Deferred Compensation Write-off	Asset Impairments	Lease Cancellations	Totals

Total charge	$7.4	$5.0	$7.1	$7.3	$26.8
Total spending through June 26, 2004	(7.9)	—	—	(3.2)	(11.1)
Total non-cash items	—	(5.0)	(7.1)	—	(12.1)
Adjustments	0.5	—	—	(0.5)	—
Accrual at June 26, 2004	$—	$—	$—	$3.6	$3.6

Note 6 – Shareholders’ Equity

Restricted Stock Units

During fiscal 2004, the Company’s Board of Directors approved the grant of 2.515 million restricted stock units to selected members of the Company’s senior management, excluding its Chief Executive Officer (CEO).  These restricted stock units generally vest in two equal installments on the second and fourth anniversaries of the date of grant.  The Company has recorded the $64.4 million value of these restricted stock units as a component of shareholders’ equity and will amortize that amount on a straight-line basis over the 4 year requisite service period. The value of the restricted stock units was based on the closing market price of the Company’s common stock on the date of grant. Quarterly amortization will be approximately $4.0 million, of which approximately $0.5 million will be included in cost of sales; $1.3 million will be included in research and development expense; and the remaining $2.2 million will be included in selling, general and administrative expense. The restricted stock units have been included in the calculation of diluted earnings per share utilizing the treasury stock method.

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

The Company has recorded the value of the restricted stock award of $74.75 million as a component of shareholders’ equity and is amortizing that amount on a straight-line basis over the 3 year service period.  The value of the restricted stock award was based on the closing market price of the Company’s common stock of $14.95 on the date of the award. Amortization expense for this award, which amounts to approximately $6.2 million per quarter, has been included in selling, general, and administrative expense beginning in March 2003 and will continue to be included through March 2006.  The 5 million restricted shares have been included in the calculation of diluted earnings per share utilizing the treasury stock method.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three and nine month periods ended June 26, 2004, and June 28, 2003 (in millions):

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Net income	$61	$19	$170	$25
Other comprehensive income:
Net change in unrealized derivative gains/losses	—	(3)	14	7
Change in foreign currency translation	(2)	16	10	30
Net change in unrealized investment gains/losses	(5)	7	(3)	10
Reclassification adjustment for investment gains included in net income	(1)	(3)	(4)	(17)

Total comprehensive income	$53	$36	$187	$55

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and nine month periods ended June 26, 2004, and June 28, 2003 (in millions):

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Change in fair value of derivatives	$(2)	$(5)	$(19)	$(9)
Adjustment for net losses realized and included in net income	2	2	33	16

Change in unrealized derivative gains/losses	$—	$(3)	$14	$7

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	As of 6/26/04	As of 9/27/03

Unrealized (losses) gains on available-for-sale securities	$(6)	$1
Unrealized losses on derivative instruments	(2)	(16)
Cumulative foreign currency translation	(10)	(20)
Accumulated other comprehensive income (loss)	$(18)	$(35)

Note 7 – Employee Benefit Plans

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

Employee Stock Option Exchange Program

On March 20, 2003, the Company announced a voluntary employee stock option exchange program (the Exchange Program) whereby eligible employees, other than executive officers and members of the Board of Directors, had an opportunity to exchange outstanding options with exercise prices at or above $25.00 per share for a predetermined smaller number of new stock options issued with exercise prices equal to the fair market value of one share of the Company’s common stock on the day the new awards are issued, which was to be at least six months plus one day after the exchange options are cancelled.  On April 17, 2003, in accordance with the Exchange Program, the Company cancelled options to purchase 16,569,193 shares of its common stock. On October 22, 2003, new stock options totaling 6,697,368 shares were issued to employees at an exercise price of $22.76 per share, which is equivalent to the closing price of the Company’s stock on that date. No financial or accounting impact to the Company’s financial position, results of operations or cash flow was associated with this transaction.

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

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. As of June 26, 2004, approximately 2 million shares were reserved for future issuance under the Purchase Plan. The number of shares authorized for issuance is limited to a total of 1 million shares per offering period.

Stock Option Plan Activity

A summary of the Company’s stock option plan activity and related information for the three and nine month periods ended June 26, 2004 and June 28, 2003 follows (share amounts are presented in thousands):

			Outstanding Options
		Shares Available For Grant	Number of Shares	Weighted Average Exercise Price

Balance at 9/27/03		45,830	63,012	$19.08
	Options Granted	(17,244)	17,244	$22.45
	Restricted Stock Units Granted	(2,515)	—	—
	Options Cancelled	2,528	(2,528)	$20.33
	Options Exercised	—	(16,592)	$17.14
	Plan Shares Expired	(15,770)	—	—
Balance at 6/26/04		12,829	61,136	$20.51

Balance at 9/28/02		6,571	109,430	$28.17
	Options Granted	(3,225)	3,225	$15.12
	Restricted Stock Granted	(5,000)	—	—
	Options Cancelled	47,689	(47,689)	$39.85
	Options Exercised	—	(887)	$11.48
	Plan Shares Expired	(1)	—	—
Balance at 6/28/03		46,034	64,079	$19.06

The options outstanding as of June 26, 2004 have been segregated into five ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding as of 6/26/04	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of 6/26/04	Weighted Average Exercise Price

$ 0.83 - $17.09	12,074	5.32	$13.73	8,868	$13.08
$ 17.10 - $18.50	14,728	6.08	$18.26	12,305	$18.24
$ 18.51 - $20.66	11,324	7.15	$20.26	6,143	$20.26
$ 20.67 - $22.76	15,437	6.48	$22.20	957	$21.83
$ 22.77 - $69.78	7,573	6.41	$32.58	5,051	$36.00

$ 0.83 – $69.78	61,136	6.27	$20.51	33,324	$20.03

The Company had 2.515 million restricted stock units outstanding as of June 26, 2004, which were excluded from the options outstanding balances in the preceding tables.  None of these restricted stock units were vested as of June 26, 2004. The grant of these restricted stock units has been deducted from the shares available for grant under the Company’s stock option plans.

Note 8 – Stock-Based Compensation

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

The assumptions used for the three and nine month periods ended June 26, 2004 and June 28, 2003, and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Expected life of stock options	3.5 years	3.5 years	3.5 years	3.5 - 4 years
Expected life of stock purchases	6 months	6 months	6 months	6 months
Interest rate - stock options	2.75%	2.27%	2.33% - 2.75%	2.39%
Interest rate - stock purchases	0.96%	1.49%	0.96% - 1.10%	1.65%
Volatility - stock options	40%	40%	40%	56%
Volatility - stock purchases	34%	35%	34% - 44%	40%
Dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$8.04	$4.91	$7.07	$6.66
Weighted-average fair value of employee stock purchases during the period	$4.93	$3.32	$4.92	$4.08

Note 9 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 15 years and often contain multi-year renewal options. As of September 27, 2003, the Company’s total future minimum lease payments under noncancelable operating leases were $600 million, of which $354 million related to leases for retail space.  As of June 26, 2004, total future minimum lease payments related to leases for retail space increased to $386 million.

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

The following table reconciles changes in the Company’s accrued warranties and related costs for the three and nine month periods ended June 26, 2004 and June 28, 2003 (in millions):

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Beginning accrued warranty and related costs	$80	$68	$67	$69
Cost of warranty claims	(28)	(18)	(76)	(53)
Accruals for product warranties	39	17	100	51
Ending accrued warranty and related costs	$91	$67	$91	$67

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other licensing agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either June 26, 2004 or September 27, 2003.

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

Note 10 - Segment Information and Geographic Data

In accordance with SFAS No 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company’s Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan and excludes Japan retail store revenue, which is included in the Company’s Retail segment. The Retail segment currently operates Apple-owned retail stores in the United States and Japan. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company’s subsidiary, FileMaker, Inc. Each reportable geographic operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in the Company’s 2003 Form 10-K in Note 1, “Summary of Significant Accounting Policies,” except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $20 million and $30 million during the third quarters of 2004 and 2003, respectively, and $69 million and $60 million during the first nine months of 2004 and 2003, respectively.

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

First, the Retail segment’s operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the United States operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company’s cost to support those partners. For the third quarter of 2004 and 2003, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $48 million and $25 million, respectively. For the first nine months of 2004 and 2003, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $145 million and $71 million, respectively.

Second, the Company’s extended warranty, support and service contracts are transferred to the Retail segment at the same cost as that charged to the Company’s major retail channel partners in the United States, resulting in a comparable measure of revenue and gross margin between the Company’s Retail stores and those retail channel partners.  The Retail segment recognizes the full amount of revenue and cost of sales at the time of sale of the

Company’s extended warranty, support and service contracts. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales. For the third quarter of 2004, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $13.1 million and $8.7 million, respectively. For the third quarter of 2003, the net sales and cost of sales recognized by the Retail segment for sales of extended warranty, support and service contracts were $7.1 million and $4.8 million, respectively. For the first nine months of 2004, this resulted in the recognition of additional net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $37.6 million and $25.1 million, respectively. This compares to similar adjustments to net sales and cost of sales during the first nine months of 2003 of $19.3 million and $13.2 million, respectively.

Third, the Company has opened five high profile stores in New York, Los Angeles, Chicago, San Francisco and Tokyo, Japan as of June 26, 2004 and has two additional stores under development in Osaka, Japan, and London, England, which are expected to open by the end of calendar year 2004.  These high profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings.  As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the excess amount incurred for a high profile store to that of a more typical Company retail location. Expenses allocated to corporate marketing resulting from the operations of these stores were $4.7 million and $1.1 million in the third quarters of 2004 and 2003, respectively, and $10.9 million and $3.3 million for the first nine months of 2004 and 2003, respectively.

Summary information by operating segment follows (in millions):

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03
Americas:
Net sales	$1,018	$831	$2,823	$2,253
Operating income	$121	$98	$326	$188

Europe:
Net sales	$408	$297	$1,376	$986
Operating income	$58	$39	$227	$108

Japan:
Net sales	$172	$168	$502	$527
Operating income	$36	$33	$84	$91

Retail:
Net sales	$270	$145	$809	$428
Operating income (loss)	$7	$(2)	$21	$(6)

Other Segments (a):
Net sales	$146	$104	$419	$298
Operating income	$22	$13	$64	$40

(a)                                  Other Segments consists of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the consolidated financial statements follows (in millions):

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Segment operating income	244	181	722	421
Corporate expenses, net	(164)	(172)	(506)	(427)
Restructuring costs	(8)	—	(18)	(26)
Total operating income (loss)	$72	$9	$198	$(32)

Note 11 – Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its Chief Executive Officer, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business.  The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $220,000 and $105,000 in expenses pursuant to the Reimbursement Agreement during the third quarters of 2004 and 2003, respectively, and $543,000 and $266,000 in expenses for the first nine months of 2004 and 2003, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

Mr. Jerome York, a member of the Board of Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. (MicroWarehouse) in January 2000. Until September 7, 2003, he also served as its Chairman, President and Chief Executive Officer. MicroWarehouse is a reseller of computer hardware, software and peripheral products, including products made by the Company. On September 8, 2003, CDW Corporation (CDW), acquired selected North American assets of MicroWarehouse. MicroWarehouse subsequently filed for Chapter 11 bankruptcy protection in the United States. MicroWarehouse accounted for approximately 0.3% of the Company’s net sales for both the three and nine month periods ended June 26, 2004, and 2.3% and 2.9% of the Company’s net sales for both the three and nine month periods ended June 28, 2003, respectively. Trade receivables from MicroWarehouse were $7.1 million and $9.9 million as of June 26, 2004 and September 27, 2003, respectively. The Company has provided what it believes to be an adequate allowance on the outstanding receivable based on the Company’s secured interest position in selected MicroWarehouse assets and the expected payments to unsecured creditors. Sales to MicroWarehouse and related trade receivables were generally subject to the same terms and conditions as those with the Company’s other resellers. In addition, the Company has purchased miscellaneous equipment and supplies from MicroWarehouse. Total purchases amounted to approximately $431,000 and $1.7 million for the three and nine month periods ended June 28, 2003. No purchases were made by the Company from Microwarehouse in the three or nine months ended June 26, 2004.

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

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on its website at http://www.apple.com/investor when such reports are available on the Securities and Exchange Commission (SEC) website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The contents of these websites are not incorporated into this filing.  Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred.  For most of the Company’s product sales, these criteria are met at the time the product is shipped.  For online sales to individuals, for some sales to education customers in the United States, and for certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed and determinable, revenue is deferred and subsequently recognized as amounts become due and payable.

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

Allowance for Doubtful Accounts

The Company distributes its products through third-party resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers. However, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe and Asia and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company’s direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer.  As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company’s distribution and retail channel partners.

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

Valuation of Long-Lived Assets Including Acquired Intangibles

The Company reviews property, plant, and equipment and certain identifiable intangible assets for impairment when events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value. Although the Company has recognized no material impairment adjustments related to its property, plant, and equipment or identifiable intangibles during the past three fiscal years, except those made in conjunction with restructuring actions, deterioration in the Company’s business in a geographic region or business segment in the future, including deterioration in the performance of individual retail stores, could lead to such impairment adjustments in future periods in which such business issues are identified.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company performs a review of goodwill for impairment annually, or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill be allocated to various reporting units of the Company’s business to which it relates; (2) the Company estimate the fair value of those reporting units to which the goodwill relates; and (3) the Company determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain internally developed and unrecognized assets including in-process research and development and developed technology. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

Based on the Company’s estimates as of June 26, 2004 there was no impairment of goodwill. However, changes in various circumstances including changes in the Company’s market capitalization, changes in the Company’s forecasts, and changes in the Company’s internal business structure could cause one or more of the Company’s reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in the personal computer industry and changes in global or regional economic conditions, the Company may strategically realign its resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of property, plant, and equipment, identifiable intangibles, or goodwill.

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

Power Mac® G5

In June 2004, the Company updated its Power Mac® G5 desktop line. Powered by the PowerPC G5 processor, the Power Mac G5 utilizes 64-bit processing technology for memory expansion up to 8GB, and advanced 64-bit computation while running existing 32-bit applications natively. The top of the line Power Mac G5 now offers dual 2.5 GHz PowerPC G5 processors, each with an independent 1.25 GHz front-side bus for a bandwidth of up to 20 GBps. All Power Mac G5 systems ship with Mac OS® X version 10.3 “Panther.”  The Power Mac G5 line offers expansion with dual 1.5 Gbps serial ATA interfaces, PCI-X interface technology and AGP 8X Pro graphics. The Power Mac G5 comes with either the NVIDIA GeForceFX 5200 Ultra or the ATI Radeon 9600 XT graphics card; the ATI Radeon 9800 XT high-performance graphics card is available as a build-to-order option for 3D design, visualization and gaming. All Power Mac G5 desktops deliver connectivity and high-performance input/output (I/O), including Gigabit Ethernet, FireWire® 800 and FireWire 400 ports, three USB 2.0 ports, optical digital audio input and output, built-in support for 54 Mbps AirPort® Extreme wireless networking and an optional Bluetooth module.

PowerBook® G4

In April 2004, the Company updated its PowerBook® G4 notebooks with faster PowerPC G4 processors. Both the 15-inch and 17-inch PowerBook G4 now offer up to a 1.5 GHz PowerPC G4 processor and graphics performance with the ATI Mobility Radeon 9700 graphics processor. The new 12-inch PowerBook G4 features a 1.33 GHz PowerPC processor, NVIDIA GeForce FX Go5200 graphics with 64MB of dedicated video memory and a larger 60GB Ultra ATA hard drive.  Every new PowerBook G4 notebook comes with built-in AirPort Extreme wireless networking and an internal Bluetooth module for wireless connectivity.

iBook® G4

In April 2004, the Company updated its iBook G4 lineup for consumers and education customers with faster PowerPC G4 processors running at up to 1.2 GHz and an optional SuperDrive™.  The new 12-inch and 14-inch

iBooks include support for wireless connectivity with AirPort Extreme 54 Mbps 802.11g wireless networking and Bluetooth, and a slot-load Combo drive. Each iBook offers ATI Mobility Radeon 9200 graphics with 32MB of dedicated DDR memory and AGP 4X support. All iBook models also offer I/O ports, including FireWire 400, USB 2.0 and a built-in 56K v.92 modem and Ethernet (10/100BASE-T).

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

iPod®

In July 2004, the Company introduced the new iPod®, the fourth generation of the Company’s portable digital music player, featuring Apple’s patent pending Click Wheel, which combines a touch-sensitive wheel with five push buttons for one handed navigation, and has up to 12 hours of battery life.  The new iPod also features Shuffle Songs, which randomly plays songs in a selected playlist or across the entire library. All iPods work with Apple’s iTunes® on either a Mac® or Windows computer. The new iPod is available in 20GB and 40GB models.

In January 2004, the Company introduced a new form factor with the iPod mini.  Smaller and lighter than the original iPod model, the new iPod mini has storage capacity of 4GB and holds up to 1,000 songs, features Click Wheel and is encased in an anodized aluminum case available in a selection of five colors, including silver, gold, pink, blue or green.  The iPod mini retains the same user interface as the original model and works seamlessly with the Company’s iTunes Music Store® and the iTunes digital music management software for buying, managing and listening to digital music on either a Mac or Windows-based platform. The Company has also entered into a strategic alliance with Hewlett-Packard Company (HP), which provides for an HP-branded digital music player based on the iPod, the preinstallation of iTunes digital music management software on HP’s consumer PCs and notebooks and access to the iTunes music store.

AirPort® Express

In June 2004, the Company introduced AirPort® Express, the first 802.11g mobile base station that can be plugged directly into the wall for wireless Internet connections and USB printing. Airport Express also features analog and digital audio outputs that can be connected to a stereo and AirTunes™ music networking software which works with iTunes, giving users a way to wirelessly stream iTunes music on their Mac® or PC to any room in the house. AirPort Express features a single piece design weighing 6.7 ounces, and is available to Mac and PC users.

Cinema Displays

On June 28, 2004, the Company announced a new family of widescreen flat panel displays featuring the 30-inch Cinema HD display, a wide-format active-matrix LCD with 2560-by-1600 pixel resolution, which is expected to begin shipping in August 2004.  Rounding out the new lineup are new 23-inch and 20-inch Cinema Displays, which began shipping immediately. The new displays feature dual FireWire® and dual USB 2.0 ports built into the display and use the industry standard DVI interface for a pure digital connection with the Company’s latest Power Mac and PowerBook. The new Cinema Displays feature an aluminum design with a very thin bezel, suspended by an aluminum stand with an adjustable hinge.

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

Mac OS® X “Tiger”

On June 28, 2004, the Company previewed Mac OS X version 10.4 “Tiger,” the fifth major version of Mac OS X that is expected to ship in the first half of calendar 2005. Tiger will contain 150 new features including Spotlight, a new way to instantly find any file, document or information created by any application on the Mac®; Safari™ RSS, a new version of Apple’s web browser that incorporates instant access to Really Simple Syndication (RSS) data feeds on the web; Dashboard, a new way to instantly access “Widgets,” a new collection of mini application accessories, including a datebook, stock ticker, calculator, address book and iTunes controller; and a new version of iChat instant messaging client with multi-person audio and video conferencing in a 3D interface.

Apple Remote Desktop™ 2

In June 2004, the Company introduced Apple Remote Desktop™ 2, the second generation of Apple’s asset management, software distribution and help desk support software. Along with improvements in screen sharing performance, Apple Remote Desktop 2 includes more than 50 new features for centrally managing Mac OS X systems. Apple Remote Desktop 2 can perform a wide range of desktop management tasks such as installing operating system and application software, running hardware and software inventory reports and executing commands on one or more remote Mac OS X systems on the network. Remote software installation tools allow IT professionals to install single or multiple software packages immediately or at specific dates and times. Comprehensive hardware and software reports based on more than 200 system information attributes allow administrators to keep track of their Mac OS X systems. In addition, built-in real-time screen sharing enables help desk professionals to provide online assistance by observing and controlling the desktops of any remote Mac or Virtual Network Computing (VNC)-enabled computer, including Windows and Linux systems.

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

DVD Studio Pro® 3

In April 2004, the Company announced DVD Studio Pro® 3, the latest version of the Company’s professional DVD authoring application. DVD Studio Pro 3 features new Alpha Transitions, which are QuickTime® based movie transitions that may be added to DVDs, and a new Graphical View for easy visualization of a project’s entire flow in a storyboard environment. Graphical View makes it easy to see the relationships between menus, tracks, slideshows, stories and scripts. DVD Studio Pro 3 also includes Compressor 1.2, the latest version of the Company’s digital media encoding and compression tool that provides high-quality HD to MPEG-2 encoding. In addition to DV and SD, DVD Studio Pro 3 now provides the ability to scale HD and encode directly to MPEG-2 all in one step.

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

iLife®

In January 2004, the Company introduced iLife ‘04, the next generation suite of its digital lifestyle applications, which features new versions of iPhoto™, iMovie® and iDVD™ and introduces GarageBand™, a new music creation software application. iLife ‘04 also features iTunes digital music management software.

iPhoto™ 4 has new features that allow users to scroll through and resize photos in seconds to easily find a particular photo; Smart Albums which automatically organizes photos based on date, keyword or the user’s own rating; new transitions and controls for rotating, rating and deleting photos.

iMovie® 4 features improved rendering and editing performance, including the ability to edit and trim audio and video clips in the enhanced timeline with click-and-drag editing.  Users may also select and edit multiple clips simultaneously.  With graphical audio waveforms and live audio scrubbing, users can locate specific edit points in audio tracks, and alignment guides make it easy to precisely sync video and audio.

iDVD® 4 includes new themes and professional effects that allow users to use photos and movies as buttons, backgrounds and menus.  Movies from iMovie, photos from iPhoto and music from either iTunes or GarageBand can be added directly to a DVD via the media browser, and enhanced photo slideshows can include cinematic transitions and iTunes playlists.  The DVD Map provides an overview of an entire DVD project and instant accessibility to all project elements.

GarageBand™, the Company’s new consumer oriented music creation software, allows users to play, record and create music using a simple interface.  With GarageBand, recorded performances, digital audio and looping tracks can be arranged and edited to create songs.  GarageBand comes with more than 50 software instruments, pre-recorded audio loops for making complete songs or backing tracks, pro-quality effects presets for mixing, and vintage amplifier sounds for the guitar.  The Company also introduced Jam Pack, which provides additional features that enhance the use of GarageBand to create and record music.

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

iTunes Music Store®

In June 2004, the Company introduced iTunes 4.6 and launched its iTunes Music Store in the UK, France and Germany, featuring an online catalogue, a la carte pricing, free previews, one-click purchasing and downloading, and personal use rights. The iTunes Music Store offered in the UK, France and Germany is similar to the Company’s U.S. iTunes Music Store and gives users the ability to play songs on up to five personal computers, burn a single song onto CDs an unlimited number of times, burn the same playlist up to seven times and listen to their music on an unlimited number of iPods.

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

Net Sales

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended			Nine Months Ended
	6/26/04	6/28/03	Change	6/26/04	6/28/03	Change

Net Sales by Operating Segment:
Americas net sales	$1,018	$831	23%	$2,823	$2,253	25%
Europe net sales	408	297	37%	1,376	986	40%
Japan net sales	172	168	2%	502	527	(5)%
Retail net sales	270	145	86%	809	428	89%
Other segments net sales	146	104	40%	419	298	41%
Total net sales	$2,014	$1,545	30%	$5,929	$4,492	32%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	472	452	4%	1,211	1,167	4%
Europe Macintosh unit sales	191	144	33%	618	526	17%
Japan Macintosh unit sales	82	85	(4)%	235	263	(11)%
Retail Macintosh unit sales	73	40	83%	216	128	69%
Other segments Macintosh unit sales (a)	58	50	16%	174	141	23%
Total Macintosh unit sales	876	771	14%	2,454	2,225	10%

Net Sales by Product:
Power Macintosh net sales (b)	$332	$234	42%	$1,079	$819	32%
PowerBook net sales	435	363	20%	1,170	951	23%
iMac net sales	235	301	(22)%	738	959	(23)%
iBook net sales	261	196	33%	705	563	25%
Total Macintosh net sales	1,263	1,094	15%	3,692	3,292	12%

iPod	249	111	124%	769	224	243%
Other music products (c)	73	12	508%	180	20	800%
Peripherals and other hardware (d)	219	168	30%	678	482	41%
Software (e)	113	90	26%	391	273	43%
Service and other sales (f)	97	70	39%	219	201	9%
Total net sales	$2,014	$1,545	30%	$5,929	$4,492	32%

Unit Sales by Product:
Power Macintosh unit sales	173	133	30%	553	447	24%
PowerBook unit sales	220	161	37%	572	428	34%
iMac unit sales	243	287	(15)%	687	841	(18)%
iBook unit sales	240	190	26%	642	509	26%
Total Macintosh unit sales	876	771	14%	2,454	2,225	10%

iPod unit sales	860	304	183%	2,400	603	298%

Net sales per Macintosh unit sold (g)	$1,442	$1,419	2%	$1,504	$1,480	2%

Notes:

(a)          Other Segments consists of Asia Pacific and FileMaker.

(b)         Power Macintosh figures include server sales.

(c)          Other music products consist of iTunes Music Store sales and iPod related service and accessories.  These amounts were previously included as components of Peripherals and other hardware, and Service and other sales.  Prior period amounts have been reclassified to conform to the current period presentation.

(d)         Net sales of peripherals and other hardware include sales of Apple-branded and third-party displays, and other hardware accessories.

(e)          Net sales of software include sales of Apple-branded operating system and application software and sales of third-party software.

(f)            Service and other sales primarily include sales of AppleCare and Internet services.

(g)         Net sales per Macintosh unit sold are derived by dividing total Macintosh net sales by total Macintosh unit sales.

Net sales during the third quarter of 2004 increased 30% or $469 million from the same quarter in 2003, and were up 32% or $1,437 million for the first nine months of fiscal 2004 compared to the same period of fiscal 2003.  Several factors contributed to these increases including:

•                  Total Macintosh system net sales increased $169 million or 15% during the third quarter of 2004 and $400 million or 12% during the first nine months of 2004 compared with the same periods in 2003.  Unit sales also increased 14% and 10% for the three and nine months periods ended June 26, 2004 compared to the same periods in the prior year. The Company’s sale of 876,000 Macintosh units in its third quarter of 2004 represented the highest quarterly unit shipment in over 3.5 years.  Unit sales of the Company’s professional desktop and portable systems for the first nine months of 2004 compared to the same period in 2003 increased 24% and 34%, respectively. The increase in year-to-date Power Macintosh sales is due primarily to the introduction of the Power Mac G5, which did not begin shipping until the end of fiscal 2003. Although Power Macintosh sales have increased from the prior year, sales of this product were constrained in the third quarter of 2004 and will likely be constrained in the fourth quarter of fiscal 2004 due to manufacturing problems at IBM, the sole supplier of the G5 processor. The foregoing statement concerning the fourth quarter supply of the G5 processor is forward-looking.  The actual availability of G5 processors could differ and may negatively impact the Company’s results of operations. In addition, iBook unit sales increased 26% in the first nine months of 2004 compared to the same period in the prior year. The Company’s portable systems, consisting of the PowerBook and iBook, continue to produce strong unit growth of approximately 30% for both the three and nine months ended June 26, 2004.  Unit sales of portable systems accounted for 53% and 49% of all Macintosh systems sold during the third quarter and for the first nine months of 2004, respectively.  The Company believes that these results reflect an overall trend in the industry towards portable systems.

Net sales per Macintosh unit sold increased 2% for both the third quarter and first nine months of 2004 compared to the same periods in 2003.  These increases were the result of various changes in overall unit mix towards relatively higher-priced Power Macintosh and PowerBook systems and an increase in direct sales primarily from the Company’s retail and online stores. The impact of these factors was somewhat offset by lower year-over-year pricing for the first nine months of 2004 on comparable Macintosh systems for some of the Company’s Macintosh product lines in response to industry pricing pressure.

•                  Net sales of iPods rose $138 million or 124% during the third quarter of 2004 compared to the same quarter in 2003, and increased $545 million or 243% in the first nine months of 2004. Strong iPod unit sales of 860,000 and 2.4 million continued to be experienced in all of the Company’s operating segments during the three and nine month periods ended June 26, 2004, respectively, representing a quarter to date and year to date increase of 183% and 298%, respectively, over the same periods in the prior year. This growth was driven by continued strength in demand for the iPod, introduction of the iPod mini, increased expansion of the Company’s iPod distribution network, and continued success of the iTunes Music Store. Since inception of the iPod product line in fiscal 2002, the Company has sold approximately 3.7 million iPods.

•                  The Retail segment’s net sales grew 86% to $270 million during the third quarter of 2004 and grew by 89% to $809 million in the first nine months of the year compared to the same periods in the prior year.  These increases are largely attributable to the increase in total stores from 59 at the end of the third quarter of 2003 to 80 as of June 26, 2004, as well as a 31% year-over-year increase in average revenue per store. While the Company’s customers in areas where the Retail segment has opened stores may elect to purchase from the Retail segment stores rather than the Company’s preexisting sales channels in the United States and Japan, the Company believes that a substantial portion of the Retail segment’s net sales is incremental to the Company’s total net sales. See additional comments below related to the Retail segment under the heading “Segment Operating Performance.”

•                  Net sales of peripherals and other hardware rose by 30% and 41% for the three and nine months ended June 26, 2004, compared to the same periods in 2003, respectively, primarily due to an increase in net sales of displays and other computer accessories.  Net sales of other computer accessories include, AirPort cards and base stations, iSight digital video cameras, and third party hardware products. The increase in total net sales of peripherals and other hardware was experienced predominantly by the Company’s Americas, Europe, and Retail segments.

•                  Other music products consists of sales associated with the iTunes Music Store and iPod related services and accessories.  Net sales of Other music products increased 508% and 800% for the three and nine months ended June 26, 2004, compared to the same periods in 2003, respectively. The Company has experienced strong growth in quarter and year to date sales of iPod services and accessories in line with the increase in overall iPod unit sales. The increase in iTunes Music Store sales is due to the introduction of the iTunes Music Store for the Macintosh in April of 2003, updated in October 2003 for both Windows and Macintosh users, and introduced in the U.K., France, and Germany in June 2004.

•                  Net sales of software rose $23 million or 26% during the third quarter of 2004 compared to the same quarter in 2003, and increased $118 million or 43% for the first nine months of 2004 compared to the same period in the prior year. These increases reflect higher net sales of the Company’s Apple-branded software and in particular, higher net sales of the Company’s operating system software, Mac OS X version 10.3 “Panther,” which was released in October 2003 and accounted for approximately $11 million and $68 million of the increase in software net sales for the three and nine month periods ended June 26, 2004, respectively.

•                  The Company’s U.S. education channel experienced year-over-year growth in net sales of approximately 16% during the third quarter and 18% for the first nine months of 2004, compared to the same period in 2003, resulting in the Company’s highest U.S. education channel revenue in three years.  Unit sales also increased by 4% and 6% for the three and nine month periods ended June 26, 2004 compared to the same periods in the prior year. The Company’s higher education market had strong year over year sales growth of 40% and 43% for the three and nine month periods ended June 26, 2004 as compared to the same period in 2003. The Company believes that the K-12 market continues to be challenged by a weak funding environment; however, revenue in this market did grow 3% and 1% for the three and nine month periods ended June 26, 2004 as compared to the same period in 2003.

•                  Service and other sales rose 39% and 9% for the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003.  These increases are the result of significant year-over-year increases in net sales associated with AppleCare Protection Plan (APP) extended maintenance and support services, as well as increases in net sales associated with the Company’s .Mac Internet service. Increased net sales associated with APP are primarily the result of higher attach rates on APP over the last several years.

Offsetting the favorable factors discussed above, the Company’s net sales during the third quarter and first nine months of 2004 were negatively impacted by the following:

•                  Net sales and unit sales of iMac systems were down 22% and 15%, respectively, during the third quarter of 2004 versus the same quarter in 2003.  This same pattern of decline was also experienced in the first nine months of 2004 with decreases of 23% and 18% in net sales and unit sales, respectively.  Sales of flat panel iMac systems, which have a suggested retail price starting at $1,299, have been negatively affected by a shift in consumer preference to portable systems and competitor desktop models with price points below $1,000.  The Company introduced a new version of the eMac in April 2004 with a suggested retail price starting at $799 aimed at the price sensitive customer.  The age of the current flat panel iMac form factor, which is more than 2 years old, is another factor contributing to weak iMac sales.

The Company had planned to release a new iMac, based on the G5 processor, early in the fourth quarter of 2004.  However, because of the manufacturing problems at IBM, the Company could not secure sufficient supply of G5 processors to launch the new iMac as originally scheduled and now plans on announcing and shipping the new iMac in September. Also, in anticipation of this new product transition, the Company curtailed purchase of components required for production of the current flat panel iMac.  As such, the Company has stopped taking orders for the current flat panel iMac and existing inventory is expected to be depleted prior to the availability of the new iMac.

•                  Net sales in the Company’s Japan segment increased 2% for the third quarter on a year-over-year basis, and decreased 5% for the first nine months of 2004 compared to the same period in 2003.  Unit sales in Japan were down 4% and 11%, respectively during the third quarter and first nine months of 2004 versus the same periods in 2003. These declines are believed to be attributable to the weakness in consumer PC shipments throughout Japan, the Company’s belief that its professional and creative customers have delayed computer upgrades pending the release in Japan of certain Mac OS X native applications, such as Quark Xpress 6, and a shift in sales from the Japan Segment to the Retail segment as a result of the opening of the Tokyo store in the first quarter of 2004. When sales from the Japan retail store are included in the results for the Japan segment, the combined revenue resulted in an 8% year-over-year increase for the three months ended June 26, 2004 and was flat for the nine months ended June 26, 2004 as compared to the same period in the prior year. See additional comments below related to the Japan segment under the heading “Segment Operating Performance.”

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company’s Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan and excludes Japan retail store revenue, which is included in the Company’s Retail segment.  The Retail segment currently operates Apple-owned retail stores in the United States and opened its first international store in Tokyo, Japan in the first quarter of 2004. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 10, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment grew 23% or $187 million in the third quarter of 2004 compared with the same quarter in 2003.  For the first nine months of 2004, net sales grew $570 million, a 25% increase, compared to the same period of 2003.  The increase in net sales was primarily attributable to the significant year-over-year increase in iPod sales as well as from strong sales of peripherals, software, and services.  Macintosh unit sales had a 4% increase for both the three and nine month periods ended June 26, 2004 driven primarily from strong sales of portable and Power Macintosh systems, partially offset by continued weakness in iMac sales.

As noted above, the Company experienced an increase in U.S. education channel net sales of 16% for the third quarter and 18% for the nine month periods of 2004 compared to the same periods in the prior year. Strong U.S. education net sales in the third quarter and first nine months of the year relate primarily to strength in higher education net sales that drove year-over-year growth of 40% and 43% for the three and nine months periods ended June 26, 2004, respectively. The Company’s K-12 net sales grew year-over-year by 3% and 1% for the three and nine months ended June 26, 2004, respectively, despite the challenges in the K-12 market from continued budget constraints and increased competition.

Europe

Net sales in Europe increased $111 million or 37% during the third quarter of 2004 as compared to the same quarter in 2003, and increased $390 million or 40% for the first nine months of 2004 compared to the same period in 2003. Total Macintosh unit sales in Europe were particularly strong in the third quarter and first nine months of 2004, up 33% and 17%, respectively, as compared to the same periods in 2003.  Consistent with the Americas segment, Europe experienced strong net sales across all product lines, except for the iMac, in the three and nine month periods ended June 26, 2004. Demand in Europe during these periods was particularly strong for the Company’s professional Macintosh systems, iPods, peripherals and software.

Japan

Japan’s net sales increased $4 million or 2% during the third quarter of 2004 compared to the same quarter in 2003, and decreased $25 million or 5% for the first nine months of 2004 compared to the same period in 2003.  Unit sales in Japan were down 4% and 11% for the third quarter and first nine months of 2004, respectively, compared to the same periods in the prior year. These decreases in net sales and unit sales are believed to be attributable in part to negative growth in consumer PC shipments that continues to be experienced throughout Japan, which has contributed to the decrease in net sales of the Company’s Macintosh systems. The Company also believes that some professional and creative customers have delayed upgrades to their systems in anticipation of certain software vendors porting their applications to Mac OS X in Japan, including Quark XPress 6, which is expected to occur later in fiscal year 2004.  In addition, such decreases may be attributable in part to a shift in sales from the Japan segment to the Retail segment as a result of the opening of the Tokyo store in the first quarter of 2004. The decrease in net sales was partially offset by strong iPod and iBook sales during the three and nine month periods ended June 26, 2004. Japan’s net sales and Macintosh unit sales continue to remain significantly below their historic levels.

Retail

The Company opened two new retail stores during the second quarter, bringing the total number of open stores to 80 as of the end of the third quarter of 2004.  This compares to 59 stores open as of the end of the third quarter of 2003. The Company plans to open two more international stores before the end of the calendar year, one in Osaka, Japan and the other in London, England. The Retail segment’s third quarter 2004 net sales grew by $125 million or 86% from the same quarter in 2003.  Net sales for the first nine months of 2004 grew to $809 million from $428 million during the same period of 2003, a 89% increase.

With an average of 79 stores open during the quarter, average quarterly revenue per store increased to $3.4 million, up from $2.6 million in the year-ago quarter. The Retail segment has contributed strongly to the increase in net sales of peripherals and software experienced by the Company during 2004. During the first nine months of 2004, approximately 54% of the Retail segment’s net sales came from the sale of iPods, other Apple-branded and third-party peripherals, software and services. This compares to 44% for the Retail segment during the first nine months of 2003 and 38% for the Company as a whole during the first nine months of 2004.

In accordance with the Company’s operating segment reporting, as further discussed in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 10, “Segment Information and Geographic Data,” the Retail segment reported profit of $7 million and $21 million during the third quarter and first nine months of 2004 as compared to losses of $2 million and $6 million during the third quarter and first nine months of 2003. This improvement is primarily attributable to the segment’s year-over-year increase in average quarterly revenue per store and the impact of opening new stores.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $290 million through the end of fiscal 2003, and totaled $69 million during the first nine months of 2004. As of June 26, 2004, the Retail segment had approximately 1,720 employees and had outstanding operating lease commitments associated with retail store space and related facilities of approximately $386 million. The Company would incur substantial costs should it choose to terminate its Retail segment or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Investment in a new business model such as the Retail segment is inherently risky, particularly in light of the significant investment involved, overall economic uncertainties, and the fixed nature of a substantial portion of the Retail segment’s operating expenses.

Gross Margin

Gross margin for the three and nine months ended June 26, 2004 and June 28, 2003 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Net sales	$2,014	$1,545	$5,929	$4,492
Cost of sales	1,455	1,117	4,304	3,240
Gross margin	$559	$428	$1,625	$1,252
Gross margin percentage	27.8%	27.7%	27.4%	27.9%

Gross margin of 27.8% for the three months ended June 26, 2004 was relatively flat compared with gross margin of 27.7% for the same period in 2003. The decline in gross margins for the nine months ended June 26, 2004 was primarily due to the increase in mix towards lower margin iPod and iBook sales, pricing actions on certain Power Macintosh G5 models that were transitioned during 2004, and higher warranty costs on certain portable Macintosh products.

Operating Expenses

Operating expenses for the three and nine months ended June 26, 2004 and June 28, 2003 were as follows (in millions, except for percentages):

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Research and development	$125	$120	$367	$360
Percentage of net sales	6.2%	7.8%	6.2%	8.0%
Selling, general, and administrative expenses	$354	$299	$1,042	$898
Percentage of net sales	17.6%	19.4%	17.6%	20.0%
Restructuring costs	$8	$—	$18	$26

Research and Development (R&D)

R&D increased by 4% and 2% for the third quarter and first nine months of 2004, respectively, compared to the same periods in 2003 primarily due to increased R&D headcount to support expanded R&D activities and employee salary merit increases. R&D as a percentage of net sales decreased to approximately 6% in both the three and nine months ended June 26, 2004 as compared to approximately 8% in the same periods of the prior year due to the significant increase in total net sales for the Company of 30% and 32% for the three and nine month periods, respectively. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and expects to continue to invest heavily in R&D to remain competitive.

In the fourth quarter of fiscal 2004, the Company expects to capitalize R&D costs of approximately $5 million related to the development of Mac OS X “Tiger.”  The foregoing statement concerning the capitalization of software development costs is forward-looking.  The Company’s actual results could differ.

Selling, General, and Administrative Expense (SG&A)

Expenditures for SG&A increased $55 million and $144 million, respectively, for the three and nine month periods ended June 26, 2004 compared to the same periods in 2003.  These increases are due primarily to the Company’s continued expansion of its Retail segment in both domestic and international markets, a current year increase in discretionary spending on marketing and advertising, an increase in amortization costs associated with restricted stock compensation, and higher direct and channel selling expenses resulting from the increase in net sales and employee salary merit increases.

Restructuring Costs

During the third quarter of 2004, the Company recognized a charge related to restructuring activities of approximately $7.9 million.  This charge included finalizing the closure of the Company’s Sacramento manufacturing facility, which was initiated in the second quarter of 2004.  In the third quarter of 2004, the Company ceased use of the Sacramento facility and all related manufacturing assets and incurred additional severance costs of $1.9 million. The Company wrote off assets totaling $5.3 million whose use ceased during the third quarter upon completion of all manufacturing activities in Sacramento.  The remaining charge of approximately $0.7 million relates mainly to actions taken to reduce operating costs by eliminating non-essential positions primarily in the Americas segment. These restructuring actions will ultimately result in the termination of 83 positions, 9 of which had been terminated prior to the end of the third quarter of 2004

During the second quarter of 2004, the Company’s management approved restructuring actions that resulted in the recognition of a total restructuring charge of $9.6 million.  These actions were related to the closing of the Company’s Sacramento manufacturing operations within the Americas operating segment and headcount reductions related primarily to various sales and marketing activities in the Company’s Americas and Europe operating segments.  These restructuring actions will ultimately result in the termination of 348 positions, 303 of which had been terminated prior to the end of the third quarter of 2004. The approved plan to cease manufacturing operations in Sacramento resulted in severance for 200 employees at a cost of $1.9 million, all of which was spent by the end of the third quarter of 2004, except for approximately $200,000 which will be paid before the end of fiscal year 2004. The Company recognized a charge related primarily to restructuring actions associated with sales and marketing activities in the United States and Europe for employee severance costs of $7.7 million, the majority of which will be paid before the end of fiscal year 2004, for the termination of 148 positions.

The Company estimates the closing of the Sacramento manufacturing operations will result in reduced ongoing quarterly operating expenses of approximately $2 million.  In addition, the Company estimates that the remaining restructuring actions taken in the second and third quarter of fiscal 2004 will ultimately result in reduced ongoing quarterly operating expenses of approximately $5 million.

In the fourth quarter of fiscal 2004, the Company expects to incur restructuring charges of approximately $5 million primarily related to vacating certain European sales office space. The foregoing statement concerning restructuring costs is forward-looking.  The Company’s actual results could differ.

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

During the second quarter of 2003, the Company’s management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million, including $2.4 million in severance costs and $400,000 for asset write-offs and lease payments on an abandoned facility. Actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company’s Americas and Europe operating segments and further reductions associated with PowerSchool-related activities in the Americas operating segment, including an accrual for asset write-offs and lease payments on an abandoned facility. The second quarter actions resulted in the elimination of 93 positions worldwide.

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

Other Income and Expense

Other income and expense for the three and nine months ended June 26, 2004 and June 28, 2003 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	6/26/04	6/28/03	6/26/04	6/28/03

Gains on sales of non-current investments	$—	$2	$4	$2

Interest income	$15	$15	$44	$56
Interest expense	—	(2)	(3)	(6)
Gain on sales of short term investments	1	3	1	21
Other income (expense), net	(3)	(1)	(8)	(4)

Interest and other income, net	13	15	34	67

Total other income and expense	$13	$17	$38	$69

Gain on Sales of Non-current Investments

During the first quarter of 2004, the Company sold its remaining non-current investments in public companies consisting of 986,164 shares of Akamai Technologies for net proceeds of approximately $5 million and a gain before taxes of $4 million. As of June 26, 2004, the Company does not have any non-current public company investments reflected in its condensed consolidated balance sheet. During the first quarter of 2003, the Company sold 2,580,000 shares of EarthLink stock for net proceeds of approximately $13.7 million, an amount that approximated the

Company’s carrying value of the shares sold. No sales of the Company’s non-current debt and equity investments were made in the second quarter of 2003. During the third quarter of 2003, the Company sold 278,000 shares of ARM Holdings plc (ARM) stock for net proceeds of approximately $295,000, and a gain before taxes of $270,000.  During the third quarter of 2003, the Company also sold 3,960,000 shares of EarthLink, Inc. (EarthLink) stock for net proceeds of approximately $23 million, and a gain before taxes of $2 million.

Interest and Other Income, Net

Total interest and other income, net decreased $2 million or 13% to $13 million during the third quarter of 2004 compared to the same quarter in 2003 and decreased $33 million or 49% for the first nine months of 2004 from the same period in 2003. These decreases are attributable primarily to declining investment yields on the Company’s cash and short-term investments resulting from lower market interest and a shortening of the average maturity of the Company’s investment portfolio. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments fell to 1.27% in the third quarter of 2004 compared to the 1.40% rate earned during the same period in 2003. The Company occasionally sells short-term investments prior to their stated maturities. As a result of such sales, the Company recognized net gains of $1 million during the third quarter of 2004 and $3 million during the third quarter of 2003. Such gains were $1 million and $21 million during the first nine months of fiscal 2004 and 2003, respectively. The sale of short-term investments during the first nine months of 2003 was intended to shorten the average maturity of the Company’s investment portfolio based on management’s belief that interest rates were at or near their bottom.

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

Provision for Income Taxes

The Company’s effective tax rate for the three and nine month periods ended June 26, 2004 was approximately 28%. The Company’s effective rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. and due to research and development credits.

The Internal Revenue Service (IRS) has completed its audit of the Company’s federal income tax returns for all years prior to 2001 and proposed certain adjustments. Certain of these adjustments are being contested through the IRS Appeals Office.  Substantially all IRS audit issues for these years have been resolved.  In addition, the Company is also subject to audits by state, local, and foreign tax authorities.  Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	6/26/04	9/27/03
Cash, cash equivalents, and short-term investments	$4,966	$4,566
Accounts receivable, net	$629	$766
Inventory	$72	$56
Working capital	$4,131	$3,530
Days sales in accounts receivable (DSO) (a)	28	41
Days of supply in inventory (b)	5	4
Days payables outstanding (DPO) (c)	66	82
Operating cash flow (quarterly)	$211	$73

(a)          DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)         Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)          DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of June 26, 2004, the Company had $4.966 billion in cash, cash equivalents, and short-term investments, an increase of $400 million over the same balances at the end of fiscal 2003. Approximately $3.0 billion of this cash, cash equivalents, and short-term investments are held by the Company’s foreign subsidiaries and would be subject to U.S. income taxation on repatriation to the U.S. The principal components of this increase were cash generated by operating activities of $491 million, and proceeds of $319 million from the issuance of common stock under stock plans, partially offset by cash used to repay the Company’s outstanding debt of $300 million and purchases of property, plant, and equipment of $117 million.

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

Capital Expenditures

The Company’s total capital expenditures were $117 million during the first nine months of fiscal 2004, $69 million of which were for retail store facilities and equipment related to the Company’s Retail segment and $48 million of which were for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $200 million for capital expenditures during 2004, approximately $121 million of which is expected to be utilized for expansion of the Company’s Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Since inception of the stock repurchase plan, the Company had repurchased a total of 6.55 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of June 26, 2004.

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

Lease Commitments

As of September 27, 2003, the Company had total outstanding commitments on noncancelable operating leases of approximately $600 million, $354 million of which related to the lease of retail space and related facilities. Remaining terms on the Company’s existing operating leases range from 2 to 11 years. Total outstanding commitments on noncancelable operating leases related to the lease of retail space rose to $386 million as of June 26, 2004.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 1 to 3 months. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. The nature of the Company’s outstanding third-party manufacturing commitments and component purchase commitments has not changed significantly since the end of its fiscal 2003.  As of June 26, 2004, the

Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $735 million.

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

The Company is currently focused on market opportunities related to digital music distribution and related consumer electronic devices including iPods. The Company faces increasing competition from other companies promoting their own digital music distribution services, free peer-to-peer music services, emerging companies, and larger companies that may have greater resources, including technical and marketing resources, and supplier relationships. Failure to effectively compete could negatively affect the Company’s operating results and financial position. There can be no assurance that the Company will be able to continue to provide products and services that effectively compete in these markets or successfully distribute and sell digital music outside the U.S.

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

Future operating results are dependent upon the Company’s ability to obtain a sufficient supply of components, including microprocessors, some of which are in short supply or available only from limited sources.

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

The Company’s ability to produce and market competitive products is also dependent on the ability and desire of IBM and Motorola, the sole suppliers of the PowerPC RISC-based microprocessor for the Company’s Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company’s competitors by Intel Corporation and other developers and producers of microprocessors used by personal computers using other operating systems. Further, despite its efforts to educate the marketplace to the contrary, the Company believes that many of its current and potential customers believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by other operating systems and translates to slower overall system performance. There have been instances in recent years where the inability of the Company’s suppliers to provide advanced PowerPC microprocessors in sufficient quantity has had significant adverse effects on the Company’s results of operations. In addition, IBM is currently the Company’s sole supplier of the G5 processor, which is used in the Company’s current Power Macintosh and Xserve products, and the next version of the iMac. Motorola is the sole supplier of the G4 processor, which is used in the Company’s eMac and portable products. IBM has experienced manufacturing problems with the G5 processor, which resulted in the Company delaying the shipment of various products and will likely constrain certain product shipments during the fourth quarter of 2004. The inability of IBM to remedy these problems in a timely manner, avoid significant manufacturing problems in the future, and to deliver to the Company microprocessors in sufficient quantities with competitive price/performance features could further constrain shipments of products containing the G5 processor and could adversely affect the Company’s results of operations and financial condition.

The Company relies on third-party music content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with third parties to offer their music content to customers through the Company’s iTunes Music Store. The Company pays substantial fees to obtain the rights to offer to its customers this third-party music. Many of the Company’s licensing arrangements with these third-party content providers are short-term in nature and do not guarantee the future renewal of these arrangements at commercially reasonable terms, if at all.  Certain parties in the music industry have announced their intent to consolidate their music distribution operations, which could limit the availability and increase the fees required to offer music content to customers through the iTunes Music Store. If the Company is unable to continue to offer a wide variety of music content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach outside the United States, then sales and gross margins of the Company’s iTunes Music Store as well as related hardware and peripherals, including iPods, may be adversely affected.

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

Most of the Company’s products are manufactured in whole or in part by third-party manufacturers. In addition, the Company has outsourced much of its transportation and logistics management. While outsourcing arrangements may lower the fixed cost of operations, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured, or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain at least initially responsible to the ultimate consumer for warranty service in the event of product defects.  Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company’s future operating results and financial condition.

Final assembly of products sold by the Company is currently conducted in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the Netherlands, the People’s Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company’s products and final assembly of substantially all of the Company’s portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in Japan, Taiwan and China. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, environmental, medical, political, information technology system failures, or military conditions or events, the Company’s results of operations and financial condition could be adversely affected.

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

Through June 2004, the Company has opened 80 retail stores. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 15 years. The Company could incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of depreciation on store construction costs and lease expense. As a result, significant losses would result should the Retail segment experience a decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened five such stores and plans to open high profile stores in London, England and Osaka, Japan by the end of the calendar year. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 15 years with total commitments per location over the lease terms ranging from $25 million to $50 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company’s results of operations and financial condition.

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

Declines in unit sales of the Company’s professional products or increases in sales of consumer products may negatively impact the Company’s gross margin percentage.

Unit sales of the Company’s professional products, including Power Macintosh and PowerBook systems, generally have higher individual gross margins than the Company’s other product offerings.  The Company believes that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers who are significant users of such systems. Also, it is likely that many of the Company’s current and potential customers, particularly professional and creative customers who are most likely to utilize such systems, believe that the relatively slower MHz rating or clock speed of the microprocessors the Company utilizes in its Macintosh systems compares unfavorably to those utilized by other operating systems and translates to slower overall system performance. A shift in sales mix away from higher margin professional products towards lower margin consumer products, including the iPod, iBook, iMac and content from the iTunes Music Store, could adversely affect the Company’s future gross margin and operating margin percentages.

The Company faces increasing competition in the U.S. education market.

Sales in the United States to both elementary and secondary schools, as well as for college and university customers, remain a core market for the Company. Uncertainty in this channel remains as several competitors of the Company have either targeted or announced their intention to target the education market for personal computers, which could negatively affect the Company’s market share. In an effort to regain market share and remain competitive, the Company has been and will continue to pursue one-to-one (1:1) learning solutions in education. The Company’s 1:1 learning solutions are a complete solution consisting of an iBook portable system for every student and teacher along with a wireless network connected to a central server.  These 1:1 learning solutions and other strategic sales are generally priced more aggressively and could result in significantly less profitability or even in financial losses, particularly for larger deals. Although the Company believes it has taken certain steps to strengthen its position in the education market, there can be no assurance that the Company will be able to increase or maintain its share of the education market or execute profitably on large strategic arrangements. Failure to do so may have an adverse impact on the Company’s operating results and financial condition.

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

Failure of information technology systems and breaches in the security of data upon which the Company relies could adversely affect the Company’s future operating results.

Information technology system failures and breaches of data security could disrupt the Company’s ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns for its own systems by implementing sophisticated network security and internal control measures. However, there can be no assurance that a system failure or data security breach of the Company or a third-party vendor will not have a material adverse effect on the Company’s results of operations.

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

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the Securities and Exchange

Commission (SEC), who interpret and create appropriate accounting regulations. A change from current accounting regulations could have a significant effect on the Company’s results of operations and could impact the manner in which the Company conducts business.

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

The Company’s stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have been unrelated to the operating performance of these companies. These factors, including lack of positive performance in the Company’s stock price, as well as general economic and political conditions and investors’ concerns regarding the credibility of corporate financial reporting and integrity of financial markets, may materially adversely affect the market price of the Company’s stock in the future. In addition, increases in the Company’s stock price may result in greater dilution of earnings per share.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio and related derivative financial instruments. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of June 26, 2004, approximately $437 million of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years. The remainder all had underlying maturities between 3 and 12 months. Due to liquidity needs, or in anticipation of credit deterioration, or for the purpose of duration management of the Company’s investment portfolio, the Company may sell investments prior to their stated maturities. As a result of such sales, the Company recognized net gains of $1 million during the third quarter of 2004 and $3 million during the third quarter of 2003. Such gains were $1 million and $21 million during the first nine months of fiscal 2004 and 2003, respectively.

The Company has historically entered into interest rate derivative transactions, including interest rate swaps, collars, and floors, with financial institutions in order to better match the Company’s floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on any outstanding long-term debt, and/or to diversify a portion of the Company’s exposure away from fluctuations in short-term U.S. interest rates. The Company may also enter into interest rate contracts that are intended to reduce the cost of the interest rate risk management program.  The Company entered into no interest rate asset swaps during the first nine months of either 2004 or 2003 and had no open interest rate asset swaps at June 26, 2004.

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

Item 4. Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of June 26, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the third quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Apple Corps Ltd. v. Apple Computer, Inc.; Apple Computer, Inc. v. Apple Corps Ltd.

Plaintiff, Apple Corps filed this action on July 4, 2003 in the High Court of Justice, Chancery Division, in London alleging that the Company has breached a 1991 agreement, which resolved earlier trademark litigation regarding use of the Apple marks.  Plaintiff seeks unspecified damages and other relief.  The Company filed a motion on October 13, 2003, challenging jurisdiction in the UK, but the Court denied the motion on April 7, 2004.  The Company has filed an appeal.  On October 8, 2003, the Company filed a lawsuit in the United States District Court for the Northern District of California requesting a declaratory judgment that the Company has not breached the 1991 agreement.  Apple Corps challenged jurisdiction in the California case but the Court denied that challenge on March 25, 2004.  Apple Corps subsequently prevailed on a motion to stay the California case during the pendency of the UK action.

Articulate Systems, Inc. v. Apple Computer, Inc.

Plaintiff Articulate filed this action in March 1996 in the United States District Court in Massachusetts claiming patent infringement relating to voice recognition technology. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement, unenforceability and invalidity. The case was stayed for several months pending resolution of four summary judgment motions filed by the Company, all of which were denied by the Court. Through a series of corporate transactions the assets belonging to Plaintiff were acquired by a subsidiary, Lernout & Hauspie Speech Products N.V. (“L&H”). L&H filed for bankruptcy in November 2000 and is being liquidated as part of the bankruptcy. The case has been inactive since approximately May 2002, pending the resolution of the L&H bankruptcy and liquidation.  On March 19, 2004, the judge closed this case.  The Company considers this matter closed.

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

Compression Labs, Inc. v. Apple Computer, Inc. et al.; Apple v. Compression Labs Inc., et al

Plaintiff Compression Labs, Inc. filed this patent infringement action on April 22, 2004 against the Company and twenty-seven other defendants in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of patent 4,698,672.  Plaintiff alleges that the Company infringes the patent by complying with the JPEG standard as defined by CCITT Recommendation T.81 entitled “Information Technology – Digital Compression and Coding of Continuous Tone Still Images – Requirements and Guidelines.” Plaintiff seeks unspecified damages, and other relief.  The Company is investigating this claim.  On July 2, 2004, the Company filed a lawsuit in the United States District Court in Delaware requesting declaratory judgment of noninfringement, invalidity, implied license and uneforceability.

Craft v. Apple Computer, Inc. (filed December 23, 2003, Santa Clara County Superior Court); Chin v. Apple Computer, Inc. (filed December 23, 2003 in San Mateo County Superior Court); Hughes v. Apple Computer, Inc. (filed December 23, 2003 in Santa Clara County Superior Court) Westley v. Apple Computer, Inc. (filed December 26, 2003 in San Francisco County Superior Court); Keegan v. Apple Computer, Inc. (filed December 30, 2003 in Alameda County Superior Court); Wagya v Apple Computer Inc. (filed February 19, 2004 in Alameda County Superior Court); Yamin v Apple Computer, Inc. (filed February 24, 2004 in Los Angeles County Superior Court); Kieta v. Apple Computer, Inc. (filed July 8, 2004, Alameda County Superior Court)

Eight separate plaintiffs filed purported class action cases in various California courts alleging misrepresentations by the Company relative to iPod battery life.  The complaints include causes of action for violation of California Civil Code Section 17200 (“Unfair Competition”), the Consumer Legal Remedies Action (“CLRA”) and claims for false advertising, fraudulent concealment and breach of warranty.  The complaints seek unspecified damages and other relief.  The Company is beginning its investigation of these claims. The cases have been consolidated in San Mateo County and Plaintiffs filed a consolidated complaint.

In addition,a similar complaint relative to iPod battery life, Mosley v. Apple Computer, Inc. was filed in Westchester, New York on June 23, 2004 alleging violations of New York General Business Law Sections 349 (unfair competition) and 350, competition (false advertising).  The Company’s response to the complaint is not yet due.

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

Digital Development Corporation v. Apple Computer, Inc.

Plaintiff, Digital Development Corporation filed this action on April 25, 2003 in the United States District Court in New Jersey, claiming patent infringement of two patents, 4,975,950 and 5,121,345, related to a “System and Method of Protecting Integrity of Computer Data and Software.”  Plaintiff requested unspecified damages and other relief.  The complaint was voluntarily dismissed without prejudice by the Plaintiff prior to service on the Company, and then refilled in the same court.  This second complaint was also voluntarily dismissed without prejudice by the Plaintiff, and was never served on the Company.  The allegations contained in the complaint have been settled.  Settlement of the matter did not have a material effect on the Company’s financial position or results of operation.

Dowhal v. Apple Computer, Inc.

Plaintiff filed this representative action in San Francisco County Superior Court on February 4, 2003 alleging that the Company and numerous other defendants have participated in false advertising and unfair business practices related to alleged misrepresentation of printer speed.  Plaintiff asserts causes of action for violation of California Business and Professions Code §17200 and §17500. Plaintiff requests an injunction, restitution and other unspecified damages and relief.  The Company filed an answer on March 12, 2003 denying all allegations and asserting numerous affirmative defenses.  The parties have reached a tentative settlement.  Settlement of this matter will not have a material effect on the Company’s financial position or results of operation.

Dunlap v. Apple Computer, Inc. (filed January 26, 2004, Santa Clara County Superior Court); Chiaco v. Apple Computer, Inc. (filed February 26, 2004, San Diego County Superior Court)

Two separate plaintiffs filed purported class action cases in California courts alleging problems with the iBook logic board.  The complaints include causes of action for violation of California Civil Code Section 17200 (“Unfair Competition”), the Consumer Legal Remedies Act (“CLRA”) and claims for breach of warranty, negligent misrepresentation, negligence and unjust enrichment.  The complaints seek unspecified damages and other relief.  The Company filed answers to the Dunlap and Chiaco complaints on March 16, 2004 and April 16, 2004, respectively, denying all allegations and asserting numerous affirmative defenses.  Both the Chiaco and Dunlap cases have been settled and the complaints dismissed.  Settlement of this matter did not have a material effect on the Company’s financial position or results of operation.

Dynacore Holdings Corp. v. Apple Computer, Inc.

Plaintiff Dynacore filed this action on June 6, 2001 in United States District Court for the Southern District of New York against the Company and thirteen other defendants claiming patent infringement relating to IEEE 1394 technology, also known as FireWire. Plaintiff claimed that any computer system or other electronic product that uses or complies with the IEEE 1394 standard violates the patent. Plaintiff sought unspecified damages and other relief. The Company answered the complaint, denied all allegations and asserted numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. The case was initially stayed pending the Federal Circuit’s decision in Datapoint Corp. v. Standard Microsystems Corp., a related case in which plaintiff claimed that its patent was infringed by products complying with the fast Ethernet standard. In February 2002, the Federal Circuit affirmed the judgment of non-infringement in Datapoint, and the District Court lifted the stay in this action. The defendants in this action filed a joint motion for summary judgment based upon the decision in Datapoint. The Court granted summary judgment in favor of the defendants on February 11, 2003.  Dynacore appealed the ruling. The Federal Circuit Court heard argument on January 5, 2004 and on March 31, 2004 affirmed the ruling in Defendants’ favor.  Plaintiff did not appeal that decision and the case is closed.

East Texas Technology Partners LP v. Apple Computer, Inc.

Plaintiff filed this patent infringement action on January 23, 2004 in the United States District Court in the Eastern District of Texas alleging infringement by the Company and seven other defendants of patent 6,574,239 relating to “Virtual Connection of a Remote Unit to a Server.”  Plaintiff seeks unspecified damages and other relief.  The Company is investigating this claim.  The Plaintiff’’s law firm withdrew from the case because of a conflict of interest and dismissed the complaint without prejudice.  The case was re-filed on February 10, 2004 in the Northern District of Texas by a new law firm.  The Company received service of the new complaint on May 17, 2004 and the response is not yet due.

Gobeli Research Ltd v. Apple Computer, Inc. et al.

Plaintiff Gobeli Research Ltd. filed this patent infringement action against the Company and Sun Microsystems on April 15, 2004 in the United States District Court for the Eastern District of Texas, Marshall Division, for infringement of patent 5,418,968 related to a “System and Method of Controlling Interrupt Processing.”  Plaintiff alleges that the Company’s OS 9 and OS X operating systems infringe upon Plaintiff’s patent. Plaintiff seeks unspecified damages and other relief.  The Company is investigating this claim.  The Company has answered the complaint, denying all allegations and asserting numerous defenses.

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

Five resellers have filed similar lawsuits against the Company for various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. Plaintiffs request unspecified damages and other relief.   The Company answered the Computer International complaint on November 12, 2003 denying all allegations and asserting numerous affirmative defenses.  Macadam filed a fourth amended complaint on June 4, 2004.  The Company filed a demurrer to certain causes of action in the complaint, which is scheduled to be heard on August 26, 2004.  The Company expects the other plaintiffs to file amended complaints.  On October 1, 2003, one of the resellers, Macadam was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied.  The Court denied Macadam’s motion for a preliminary injunction on December 19, 2003. The parties are in discovery.

Palmieri v. Apple Computer, Inc.

Plaintiff filed this purported class action on September 5, 2003 in Los Angeles County Superior Court on behalf of a nationwide class of purchasers of certain PowerBooks.  The case alleges violations of Civil Code Section 17200 (Unfair Competition) and the Consumer Legal Remedies Act (“CLRA”) arising from an alleged design defect in the PowerBooks which purportedly causes marks and dead pixels in the LCD screens.  Plaintiffs amended their complaint to allege an additional defect in the new 15” PowerBook, introduced in September 2003, which purportedly causes “white spots” on the screen.  The complaint seeks unspecified damages and other relief.  The Company filed an answer on January 8, 2004 denying all allegations and asserting numerous affirmative defenses.  The case has been settled and the complaint dismissed.  Settlement of this matter did not have a material effect on the Company’s financial position or results of operation.

Shipman v. Apple Computer, Inc.

Plaintiff filed this patent infringement action on April 15, 2004 in the United States District Court for the Central District of California for infringement of patent 6,217,183 related to a “Keyboard Having Illuminated Keys.” Plaintiff alleges that the Company’s PowerBooks introduced in 2003 infringe this patent.  Plaintiff seeks unspecified damages, a preliminary injunction, and other relief.  The case has been settled and the complaint dismissed.  Settlement of this matter did not have a material effect on the Company’s financial position or results of operation.

Teleshuttle Technologies, LLC and BTG International Inc. v. Microsoft and Apple Computer, Inc.

Plaintiff filed this case on July 20, 2004 in United States District Court for the Northern District of California alleging infringement of US patent 6,557,054, entitled “Method and System for Distributing Updates by Presenting Directory of Software Available for User Installation That is Not Already Installed on User Station.”  Plaintiffs seek an injunction and unspecified damages.  The Company’s response to the complaint is not yet due.

TIBCO Software, Inc. v. Apple Computer, Inc.

Plaintiff filed this case on August 27, 2003 in United States District Court for the Northern District of California alleging trademark infringement by the Company for using the mark “Rendezvous.” Plaintiff’s mark is “TIBCO Rendezvous.”  The complaint sought unspecified damages and other relief.  The Company answered the complaint, denied all allegations and asserted numerous affirmative defenses.  The Company also asserted counterclaims requesting a declaratory judgment for non-infringement, invalidity and no dilution.  The case has been settled and the complaint dismissed.  Settlement of this matter did not have a material effect on the Company’s financial position or results of operations.

Virgin Mega/French Competition Council.  On  June 28, 2004 Virgin Mega filed a complaint against Apple Computer France with the French Competition Council alleging that the Company has wrongfully refused to license Fairplay DRM technology to competitors.  Virgin is seeking “Interim Measures,” pending the determination of the merits of the case.  A hearing on Virgin’s request for such measures will likely be heard in October or November 2004.

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

Item 5. Other Information

On the weekend of July 31, 2004, Mr. Steven P. Jobs, the Company's Chief Executive Officer, underwent successful surgery to remove an islet cell neuroendocrine tumor from his pancreas.  He will be recuperating during the month of August and expects to return to work in September.  During this time, Mr. Timothy D. Cook, Executive Vice President Worldwide Sales and Operations, will be responsible for the Company's day-to-day operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Index to Exhibits

Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed herewith

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through June 7, 2004.			X
4.2	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York.	10-Q	4/01/94
4.3	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.	10-Q	4/01/94
4.5	Form of the Company’s 6 1/2% Notes due 2004.	10-Q	4/01/94
4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.	S-3	8/28/96
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97
10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 24, 2003.	S-8	6/24/03
10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97
10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98
10.A.51	2003 Employee Stock Option Plan, as amended through April 24, 2003.	10-Q	6/28/03
10.A.52	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs .	10-Q	6/29/02
10.A.53	Option Cancellation and Restricted Stock Award Agreement dated as of March 19, 2003 by and between The Registrant and Steven P. Jobs.	10-Q	6/28/03
10.A.54	Form of Restricted Stock Unit Award Agreement	10-Q	3/27/04
10.B.18	Custom Sales Agreement effective October 21, 2002 between the Registrant and International Business Machines Corporation.	10-K	9/27/03
14.1	Code of Ethics of the Company	10-K	9/27/03
31.1	Rule13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer			X

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K on July 14, 2004, to reference and furnish as exhibits a press release and data sheet issued to the public by the Company on July 14, 2004.

The Company filed a current report on Form 8-K on April 14, 2004, to reference and furnish as exhibits a press release and data sheet issued to the public by the Company on April 14, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE COMPUTER, INC.
(Registrant)

By:	/s/ Peter Oppenheimer

Peter Oppenheimer Senior Vice President and Chief Financial Officer August 4, 2004