Form 10-K
period 2004-09-25
APPLE COMPUTER INC
filed 2004-12-03
CIK 320193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2004

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 27, 2004, was approximately $8,336,330,708 based upon the closing price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

402,057,856 shares of Common Stock Issued and Outstanding as of November 19, 2004

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

Item 1. Business

Company Background

Apple Computer, Inc. ("Apple" or the "Company") was incorporated under the laws of the State of California on January 3, 1977. The Company designs, manufactures and markets personal computers and related software, services, peripherals and networking solutions. The Company also designs, develops and markets a line of portable digital music players along with related accessories and services including the online distribution of third-party music and audio books. The Company's products and services include the Macintosh line of desktop and notebook computers, the iPod digital music player, the Xserve server and Xserve RAID storage products, a portfolio of consumer and professional software applications, the Mac OS X operating system, the online iTunes Music Store, a portfolio of peripherals that support and enhance the Macintosh and iPod product lines, and a variety of other service and support offerings. The Company sells its products worldwide through its online stores, its own retail stores, its direct sales force, and third-party wholesalers, resellers and value added resellers. In addition, the Company sells a variety of third-party products that are compatible with the Company's Macintosh and iPod product lines, including computer printers and printing supplies, storage devices, computer memory, digital video and still cameras, personal digital assistants, iPod accessories, and various other computing products and supplies through its online and retail stores. The Company's fiscal year ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company's fiscal calendar.

Business Strategy

Apple is committed to bringing the best personal computing and music experience to students, educators, creative professionals, businesses and consumers around the world through its innovative hardware, software, peripherals and Internet offerings. The Company's business strategy leverages its unique ability, through the design and development of its own operating system, hardware and many software applications and technologies, to bring to its customers around the world meaningful new products and solutions with superior ease-of-use, seamless integration and innovative industrial design. The Company believes continual investment in research and development is critical to facilitate innovation of new and improved products and technologies. Besides updates to its existing line of personal computers and related software, services, and peripherals, the Company continues to capitalize on the convergence of digital consumer electronics and the computer by creating product innovations like the iPod and iTunes Music Store. The Company has also invested in new product areas such as rack-mount servers, RAID storage systems and wireless technologies. The Company's strategy also includes expanding its distribution network to effectively reach more of its targeted customers.

Digital Hub

The Company believes personal computing is in an era in which the personal computer functions for both professionals and consumers as the digital hub for advanced new digital devices such as the Company's iPod digital music players, personal digital assistants, cellular phones, digital still and movie cameras, CD and DVD players, and other consumer electronic devices. The attributes of the personal computer, including its ability to run complex applications, possess a high quality user interface, contain large and relatively inexpensive storage, and easily connect to the Internet in multiple ways and at varying speeds, can individually add value to these devices and interconnect them as well. Apple is the only company in the personal computer industry that controls the design and development of the entire personal computer—from the hardware and operating system to sophisticated applications. Apple provides innovative industrial design, intuitive ease-of-use, and built-in networking, graphics, and multimedia capabilities. Thus, the Company is uniquely positioned to offer integrated digital hub products and solutions.

Apple develops products and technologies that adhere to many industry standards in order to provide an optimized user experience through interoperability with peripherals and devices from other companies. Apple has played a role in the development, enhancement, promotion, and/or use of numerous of these industry standards, many of which are discussed below.

Expanded Distribution

The Company believes a high quality buying experience with knowledgeable salespersons, who can convey the value of the Company's products and services, is critical to attracting and retaining customers. As such, in addition to expanding its indirect distribution channels, the Company has expanded its product distribution strategy to include its own retail locations, Apple online stores worldwide, and the Apple Sales Consultant Program. The Company sells many of its products and resells certain third-party products in most of its major markets directly to consumers, education customers, and businesses through its retail stores in the U.S. and internationally, or through one of its online stores around the world. The Company has also invested in programs like the Apple Sales Consultant Program, which is designed to enhance reseller sales by the placement of Apple badged employees at selected third-party reseller locations. The Company believes enabling a direct interface with its targeted end customer provides an efficient means to effectively demonstrate the advantages of the Company's Macintosh and other products over those of its competitors. For certain of its consumer electronic products, including the iPod product family, the Company has also significantly expanded the points of distribution in order to make available its products at locations where its customers shop.

Since inception of its retail initiative in 2001, the Company has opened 84 retail stores in the U.S. and 2 international stores in Tokyo and Osaka, Japan through the end of fiscal year 2004. During the first quarter of 2005, the Company anticipates opening 14 additional stores, and expects to exit the calendar year at approximately 100 stores. The Company has typically located its stores at high traffic locations in quality shopping malls and urban shopping districts. Approximately half of the stores expected to open during the first quarter of 2005 are in the new "mini" store design, which is the Company's smallest store format to date, allowing them to be placed in a variety of new locations to introduce the Company's products to even more customers. The Company also opened its third international store in London, England during the first quarter of 2005.

One of the goals of the retail initiative is to bring new customers to the Company and expand its installed base through sales to both first time personal computer buyers and those switching to the Macintosh platform from competing operating system platforms. By operating its own stores and building them in desirable high traffic locations, the Company is able to better control the customer retail experience and attract new Apple customers. The stores are designed to simplify and enhance the presentation and marketing of personal computing products. To that end, retail store configurations have evolved into various sizes in order to accommodate market demands. The stores employ experienced and knowledgeable personnel who provide product advice and certain hardware support services. The stores offer a wide selection of third-party hardware and software products selected to complement the Company's own products. Additionally, the stores provide a forum in which the Company is able to present entire computing solutions to users in areas such as digital photography, digital video, music, children's software, and home and small business computing. Apple retail stores host customer events and free classes, including the popular "Getting Started" class, and have brought back the concept of customer service with innovations like the Genius Bar.

Education

For more than 25 years, the Company has focused on the use of technology in education and has been committed to delivering tools to help educators teach and students learn. The Company believes effective integration of technology into classroom instruction can result in higher levels of student achievement, especially when used to support collaboration, information access, and the expression and representation of student thought and ideas. The Company creates solutions that enable new modes of curriculum delivery, better ways of conducting research, and opportunities for professional development of faculty, students, and staff. A range of products and services is designed by the Company to help schools maximize their investments in technology. This is manifested in many of the Company's products and services that are designed to meet the needs of education customers, including the eMac™ and the iBook®, video editing solutions, wireless networking capabilities, student information systems, one-to-one learning solutions, and high-quality curriculum and professional development solutions.

Creative Professionals

Creative professionals constitute one of the Company's most important markets for both hardware and software products. This market is also important to many third-party developers who provide Macintosh compatible hardware and software solutions. Creative customers utilize the Company's products for a variety of creative activities including digital video and film production and editing; digital video and film special effects, compositing, and titling; digital still photography; graphic design, publishing, and print production; music performance and production; audio production and sound design; and web design, development and administration.

The Company designs its high-end hardware solutions, including servers, desktops, and portable Macintosh systems, to incorporate the power, expandability, and features desired by creative professionals. Additionally, the Company's operating system, Mac OS X, incorporates powerful graphics and audio technologies and features developer tools to optimize system and application performance when running powerful creative solutions provided by the Company or third-party developers. The Company also offers various software solutions to meet the needs of its creative customers, many of which are described below.

Business Organization

The Company manages its business primarily on a geographic basis. The Company's reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company's Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan and excludes revenue from the Company's own retail stores in Japan, which is included in the Company's Retail segment. The Retail segment currently operates Apple-owned retail stores in the U.S., Japan and England. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company's subsidiary, FileMaker, Inc. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Part II, Item 7 of this Form 10-K under the heading "Segment Operating Performance," and in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data."

Hardware Products

The Company offers a range of personal computing products including desktop and notebook personal computers, related devices and peripherals, and various third-party hardware products. All of the Company's Macintosh® products utilize PowerPC® RISC-based microprocessors. The Company's entire line of Macintosh systems, excluding servers and storage systems, features the Company's Mac OS® X

Version 10.3 "Panther" and iLife® suite of software for digital photography, music, movies, and music creation.

Power Mac®

The Power Mac line of desktop personal computers is targeted at business and professional users and is designed to meet the speed, expansion and networking needs of the most demanding Macintosh user. Powered by the PowerPC G5 processor, the Power Mac G5 utilizes 64-bit processing technology for memory expansion up to 8GB, and advanced 64-bit computation while also running existing 32-bit applications natively. The Power Mac G5 product line comes in four processor configurations—single 1.8GHz, dual 1.8GHz, dual 2.0GHz and dual 2.5GHz. All Power Mac G5 desktops feature a SuperDrive™ and either the NVIDIA GeForceFX 5200 Ultra or the ATI Radeon 9600 XT graphics card. In addition, all Power Mac G5 desktops deliver connectivity and high-performance input/output (I/O), including Gigabit Ethernet, FireWire® 800 and FireWire 400 ports, USB 2.0 ports, optical digital audio input and output, built-in support for 54 Mbps AirPort® Extreme wireless networking, and optional Bluetooth connectivity.

Xserve® and Xserve RAID Storage System

Xserve, the Company's first rack-mount server product, was designed for simple setup and remote management of intensive I/O applications such as digital video, high-resolution digital imagery, and large databases. In January 2004, the Company announced Xserve G5, which is available with either a single or dual 2.0 GHz PowerPC G5 processor. Xserve G5 includes a system controller with up to 8GB of PC3200 error correcting code memory; three hot-plug Serial ATA drive modules that deliver up to 750GB of storage; and dual on-board Gigabit Ethernet for high-performance networking. In January 2004, the Company also introduced its Xserve RAID storage system, a 3U high-availability rack storage system, along with support for Windows and Linux-based computing environments. In October 2004, the Company updated its Xserve RAID storage system to deliver 5.6 terabytes of storage capacity and also expanded support for heterogeneous environments. The dual independent RAID controllers with 512MB cache per controller offer sustained throughput of over 380MBps—high enough to support two streams of uncompressed 10-bit HD video editing using protected RAID level 5.

PowerBook®

The PowerBook family of portable computers is designed to meet the mobile computing needs of professionals and advanced consumer users. In April 2004, the Company updated its PowerBook G4 notebooks with faster PowerPC G4 processors. Both the 15-inch and 17-inch PowerBook G4 offer up to a 1.5 GHz PowerPC G4 processor, an available SuperDrive and the ATI Mobility Radeon 9700 graphics processor. The 12-inch PowerBook G4 features a 1.33 GHz PowerPC processor, an available SuperDrive, and NVIDIA GeForce FX Go5200 graphics. Every PowerBook G4 notebook comes with built-in AirPort Extreme wireless networking, an internal Bluetooth module for wireless connectivity, as well as a full complement of I/O ports including Firewire 400, USB 2.0., a built-in 56K v.92 modem and Ethernet (10/100BASE-T), for connectivity to a wide range of peripherals. The 15-inch and 17-inch PowerBook G4 models also include built-in Gigabit Ethernet and Firewire 800.

iMac®

The iMac line of desktop computers is targeted to consumer and education markets. In August 2004, the Company introduced the iMac® G5, featuring the PowerPC G5 processor and a design that integrates the entire computer into the flat panel display. The line offers 17- or 20-inch active matrix widescreen LCDs and PowerPC G5 processors running up to 1.8 GHz. The 17-inch models come with either a 1.8 GHz PowerPC G5 processor and a SuperDrive, or a 1.6 GHz PowerPC G5 processor and a Combo drive. The 20-inch model has a 1.8 GHz PowerPC G5 processor and a SuperDrive. The iMac G5 offers up to a 600 MHz front-side bus, 400 MHz DDR memory expandable to 2GB, AGP 8X graphics and 7200 rpm Serial ATA drives holding up to 250GB. The iMac G5 comes standard with NVIDIA graphics with dedicated video memory. The iMac G5 desktops offer a total of five USB ports (three USB 2.0) and two

FireWire® 400 ports, an optional internal Bluetooth module, a built-in antenna and card slot to support an optional AirPort Extreme Card for 54 Mbps 802.11g wireless networking, and also includes built-in Ethernet (10/100BASE-T) and a 56K V.92 modem.

eMac™

The eMac, which is targeted primarily at the Company's education and consumer customers, features a PowerPC G4 processor, a high resolution 17-inch flat cathode ray tube display, and preserves the all-in-one compact design of the original iMac favored by many of the Company's education and consumer customers. In April 2004, the Company updated its eMac, which now has a suggested retail price starting at $799 and is available with a SuperDrive for a suggested retail price starting at $999. The eMac offers PowerPC G4 processors running at up to 1.25 GHz, 333 MHz DDR memory, ATI Radeon graphics and USB 2.0 connectivity to peripherals.

iBook®

The iBook is designed to meet the portable computing needs of education and consumer users. In October 2004, the Company upgraded its iBook® G4 line to include faster PowerPC G4 processors running up to 1.33 GHz, built-in AirPort Extreme 54 Mpbs 802.11g wireless networking and an available slot-load SuperDrive. The 12-inch model features a 1.2 GHz PowerPC G4 processor and a slot-load Combo drive, while the 14-inch models include a 1.33GHz G4 processor and either a Combo or SuperDrive optical drive. All iBook G4 models offer a full complement of I/O ports including FireWire 400, USB 2.0, a built-in 56K v.92 modem and Ethernet (10/100BASE-T), as well as an optional internal wireless Bluetooth module, for connectivity to a wide range of peripherals.

Music Products and Services

The Company offers its iPod® line of digital music players and related accessories to Macintosh and Windows users. The Company also provides an online service to distribute third-party music and audio books through its iTunes® Music Store. Net sales of iPods and other music products and services generated year-over-year revenue growth of 316% and accounted for 19% of the Company's total net sales in fiscal 2004.

iPod®

In July 2004, the Company introduced the fourth generation of the iPod, the Company's portable digital music player, featuring Apple's patent pending click wheel, which combines a touch-sensitive wheel with five push buttons for one handed navigation, and up to 12 hours of battery life. The iPod features Apple's patent pending Auto-Sync technology that automatically downloads an entire digital music library onto the iPod and keeps it up-to-date whenever it is plugged into a Macintosh or Windows computer using FireWire or USB. The iPod also features Shuffle Songs, which randomly plays songs in a selected playlist or across the entire library. All iPods work with Apple's iTunes digital music management software on either a Macintosh or Windows computer. The iPod is available in 20GB and 40GB models.

The iPod's functionality extends beyond playing music and listening to audio books. Other key capabilities include data storage, calendar and contact information utility, and a selection of games. With the addition of third-party iPod peripherals, the capabilities of certain iPods can be enhanced to include voice recording and photo downloading directly from certain digital cameras. Along with the iPod, the Company has developed a seamless end-to-end music solution with the Company's iTunes software and the iTunes Music Store®, a service that consumers may use to purchase third-party music and audio books over the Internet.

The Company has entered into a strategic alliance with Hewlett-Packard Company (HP), which provides for a HP-branded digital music player based on the iPod, the preinstallation of iTunes software on HP's consumer PCs and notebooks and access to the iTunes Music Store. The Company has also entered into an alliance with BMW Group for the BMW iPod Adapter, a device that offers seamless integration of the iPod and certain BMW automobiles in North America. In addition, the Company formed an alliance with

Founder Technology Group Corporation, a supplier of PCs to the Chinese market, that provides for the preinstallation of iTunes on all Founder Technology Windows-based PCs. A similar alliance was formed with Synnex Technology International Corporation, a Taiwan-based wholesaler and distributor of personal computers, for the preinstallation of iTunes on its Windows-based laptop and desktop PCs.

In October 2004, the Company introduced the iPod U2 Special Edition as part of a strategic alliance with the musical band, U2, and Universal Music Group. The U2 iPod holds up to 5,000 songs, features a black enclosure with a red click wheel and custom engraving of U2 band member signatures.

iPod® photo

In October 2004, the Company introduced iPod® photo. The iPod photo holds digital photos alongside the music library and displays them on its high-resolution color screen, which allows users to scroll through the photo library almost instantly using iPod's patent pending click wheel. iPod photo can auto sync music and photos with a Macintosh or Windows-based computer. The iPod photo also allows users to simultaneously play music and view photo slideshows on the iPod, as well as on televisions and projectors. The iPod photo comes in 40GB or 60GB models and has an extended battery life that gives users up to 15 hours of music playback or up to 5 hours of slideshows. The iPod photo can hold up to 25,000 digital photos or 15,000 digital songs.

iPod® mini

In January 2004, the Company introduced the iPod mini. Smaller and lighter than the iPod, the iPod mini has storage capacity of 4GB and holds up to 1,000 songs, utilizes the patent pending click wheel and is encased in an anodized aluminum case available in a selection of five colors: silver, gold, pink, blue or green. The iPod mini retains the same user interface as the iPod and works seamlessly with the Company's iTunes Music Store® and the iTunes software for buying, managing and listening to digital music on either a Macintosh or Windows-based computer.

iTunes Music Store®

The Company's iTunes Music Store, available for both Windows-based and Macintosh computers, is an online music download store that allows customers to find, purchase, and download third-party digital music and audio books. Users can easily search the contents of the music store catalog to locate works by title, artist, or album, or browse the entire contents of the store by genre and artist. Users can also listen to a free 30-second preview of any song in the store. Since April 2003, the iTunes Music Store has been available to U.S. customers. A similar store became available in the U.K., France and Germany in June 2004 and was followed by the October 2004 launch of an English language music store covering nine additional European countries. The Company has also announced its intention to open an iTunes Music Store in Canada during fiscal 2005.

The iTunes Music Store is fully integrated directly into the latest version of the iTunes software, allowing customers to preview, purchase, download, organize, share, and transfer their digital music to an iPod using a single software application. Further discussion on the iTunes software may be found below under the heading "Software Products and Computer Technologies." Requiring no subscription fee, the iTunes Music Store with iTunes software offers customers a broad range of personal rights to the third-party content they have purchased, including playing songs on up to five personal computers, burning a single song onto CDs an unlimited number of times, burning the same playlist up to seven times, listening to their music on an unlimited number of iPods, and using songs in certain media applications such as iPhoto, iMovie, and iDVD. The iTunes Music Store also features availability of audio books for purchase directly from the iTunes Music Store.

Additional features currently available within the U.S. iTunes Music Store include gift certificates that can be sent via e-mail, prepaid gift cards, an "allowance" feature that enables users to automatically deposit funds into an iTunes Music Store account every month; and "Radio Charts," a feature that allows users to search and buy the top songs played on radio stations in major U.S. markets.

Peripheral Products

The Company sells certain associated Apple-branded computer hardware peripherals, including iSight™ digital video cameras, and a range of high quality flat panel TFT active-matrix digital color displays. The Company also sells a variety of third-party Macintosh compatible hardware products directly to end users through both its retail and online stores, including computer printers and printing supplies, storage devices, computer memory, digital video and still cameras, personal digital assistants, and various other computing products and supplies.

iSight™

The Company's iSight digital video camera enables video conferencing over broadband. iSight is a small, portable aluminum alloy camera with all audio, video and power provided by a single FireWire cable. iSight is designed to be center-mounted on the top of a computer screen and uses its integrated tilt and rotate mechanism to easily position the camera for natural, face-to-face video conferencing.

iSight features an autofocusing autoexposure F/2.8 lens which captures high-quality pictures and full-motion video. With its on-board processor, iSight automatically adjusts color, white balance, sharpness and contrast to provide high-quality images with accurate color reproduction in most lighting conditions. iSight also includes a dual-element microphone that suppresses ambient noise for clear digital audio.

Displays

In June 2004, the Company announced a family of widescreen flat panel displays featuring the 30-inch Apple Cinema HD Display, a widescreen active-matrix LCD with 2560-by-1600 pixel resolution, a 23-inch widescreen Apple Cinema Display with 1920-by-1200 pixel resolution and a 20-inch widescreen Apple Cinema Display with 1680-by-1050 pixel resolution. The displays feature dual FireWire and dual USB 2.0 ports built into the display and use the industry standard DVI interface for a pure digital connection with the Company's latest Power Mac and PowerBook systems. The Cinema Displays feature an aluminum design with a very thin bezel, suspended by an aluminum stand that allows viewing angle adjustment.

Software Products and Computer Technologies

The Company offers a range of software products for education, creative, consumer and business customers, including Mac OS X, the Company's proprietary operating system software for the Macintosh; server software and related solutions; professional application software; and consumer, education and business oriented application software.

Operating System Software

The Company released Mac OS X version 10.3 (code-named "Panther"), the Company's current version of Mac OS X, in October 2003. Panther incorporates features including a new version of Finder™; Exposé™, a way to organize windows and instantly see all open windows at once; FileVault, a feature that secures the contents of a home directory with 128-bit AES encryption; iChat AV; and enhanced support for use on Windows-based networks.

In June 2004, the Company previewed Mac OS X version 10.4 (code-named "Tiger"), the fifth major version of Mac OS X that is expected to ship in the first half of calendar 2005. Tiger will contain new features including Spotlight, a new way to instantly find any file, document or information on a Macintosh created by any application on the Macintosh; Safari™ RSS, a new version of Apple's web browser that incorporates instant access to Really Simple Syndication (RSS) data feeds on the web; Dashboard, a new way to instantly access "Widgets," a new collection of desktop mini application accessories, including a datebook, stock ticker, calculator, address book and iTunes controller; and a new version of iChat instant messaging client with multi-person audio and video conferencing in a 3D interface.

Server Software and Server Solutions

In October 2003, the Company began shipping the current version of its server operating system, Mac OS X Server version 10.3 (code-named "Panther Server"). This release integrates open source and open standards server software with easy-to-use management tools that make it easy to serve Macintosh, Windows and Linux clients. Features in Panther Server include Server Admin tool for easily setting up multiple servers; Open Directory 2 for hosting scalable LDAP directory and Kerberos authentication services; Samba 3 for providing login and home directory support for Windows clients; and the JBoss application server for running powerful J2EE applications.

In June 2004, the Company previewed Mac OS X Server version 10.4 (code-named "Tiger Server"), the next major release of the Company's UNIX-based server operating system that deploys open source solutions for Macintosh, Windows and Linux clients. Tiger Server includes native support for 64-bit applications; iChat Server to deploy private, encrypted communications within an organization; and migration tools to make it easy to upgrade from legacy Windows servers to Mac OS X Server.

In June 2004, the Company introduced Apple Remote Desktop™ 2, the second generation of the Company's asset management, software distribution and help desk support software. Along with improvements in screen sharing performance, Apple Remote Desktop 2 includes more than 50 features for centrally managing Mac OS X systems. Apple Remote Desktop 2 can perform a wide range of desktop management tasks such as installing operating system and application software, running hardware and software inventory reports and executing commands on one or more remote Mac OS X systems on the network. Remote software installation tools allow IT professionals to install single or multiple software packages immediately or at specific dates and times. Comprehensive hardware and software reports based on more than 200 system information attributes allow administrators to keep track of their Mac OS X systems. In addition, built-in real-time screen sharing enables help desk professionals to provide online assistance by observing and controlling the desktops of any remote Macintosh or Virtual Network Computing-enabled computer, including Windows and Linux systems.

Xsan, the Company's enterprise-class Storage Area Network (SAN) file system, was introduced as a beta version in April 2004 and is expected to be available for general release in the Fall of 2004. Xsan is a 64-bit cluster file system for Mac OS X that enables organizations to consolidate storage resources and provide multiple computers with concurrent file-level read/write access to shared volumes over Fibre Channel. Advanced features such as metadata controller failover and Fibre Channel multipathing ensure high availability; file-level locking allows multiple systems to read and write concurrently to the same volume which is ideal for complex workflows; bandwidth reservation provides for effective ingestion of bandwidth-intensive data streams, such as high resolution video; and flexible volume management results in more efficient use of storage resources. Since Xsan is interoperable with ADIC's StorNext File System, it can be used in heterogeneous environments that include Windows, UNIX and Linux server operating system platforms.

Professional Application Software

Final Cut Pro® HD, the latest version of the Company's video editing software, was introduced in April 2004 and features real-time performance of high-quality native DVCPRO HD, a high-definition video format, in addition to real-time support for digital video (DV) and standard definition (SD) formats. Final Cut Pro HD supports native DVCPRO HD editing with no recompression or image degradation and enables HD preview monitoring through the computer's DVI display output via the Digital Cinema Desktop feature. Final Cut Pro HD's support of native DVCPRO HD makes media conversion unnecessary, preserving the full quality of the camera original. Final Cut Pro HD includes precision, non-modal editing and trimming tools; powerful interface customization features; advanced real-time color correction and image control; and enhanced audio editing capabilities with multi-track audio mixing and multi-channel audio output.

In April 2004, the Company announced DVD Studio Pro® 3, the latest version of the Company's professional DVD authoring application. DVD Studio Pro 3 features Alpha Transitions, which are QuickTime® based movie transitions that may be used as segues between DVD menus and as DVD slide show transitions, and a new Graphical View for easy visualization of a project's entire flow in a storyboard environment. Graphical View makes it easy to see the relationships between menus, tracks, slideshows, stories and scripts. DVD Studio Pro 3 also includes Compressor 1.2, the latest version of the Company's digital media encoding and compression software that provides high-quality constant and variable bit rate MPEG-2 encoding. In addition to DV and SD, DVD Studio Pro 3 now provides the ability to scale HD and encode directly to MPEG-2 all in one step.

In August 2004, the Company began shipping Motion, a motion graphic design and production application. Motion features interactive animation of text, graphics and video, with real-time previewing of multiple filters and particle effects. Motion introduces "Behaviors," a procedural animation technology that allows for the adding of natural looking movement to type and graphics, such as gravity and wind, without the use of complex keyframes. Motion's "Interactive Dashboard" gives users access to a contextual, semi-transparent floating palette that provides the tools and slider parameters for objects being manipulated on screen. Motion's "Project Pane" allows users to view and manage all filters, Behaviors, masks and other properties applied to all objects and layers of objects within a project.

In August 2004, the Company introduced Production Suite, which combines the latest versions of Final Cut Pro HD, DVD Studio Pro 3 and Apple Motion into a software suite for film and video production that delivers real-time production tools in one comprehensive and integrated package. Production Suite provides an integrated workflow environment where content that is updated in one of the applications in the suite is automatically updated in the other applications.

Shake® 3.5, an upgrade of the Company's compositing and visual effects software designed for large format film and video productions was introduced in April 2004. Shake 3.5 features shape-based morphing and warping tools for advanced compositing and "shape shifting" special effects. Morphing and warping further enhance Shake's visual effects tools, including layering, tracking, rotoscoping, painting and color correction. Shake 3.5 also improves upon the Shake Qmaster network render manager that can now handle distributed rendering tasks for both Shake and Alias Systems Corp.'s Maya product, allowing for distribution of rendering tasks across a cluster of servers or computers.

Logic® Pro 7, introduced by the Company in September 2004 is actively used by musicians around the world and by professionals in music production, film scoring, and audio post-production facilities. It combines digital music composition, notation and audio production facilities in one comprehensive product and includes software instruments such as Sculpture, a component-modeling based synthesizer; UltraBeat, a drum synthesizer with built-in step sequencer; and digital signal processing (DSP) plug-ins including Guitar Amp Pro, a full-featured guitar amplifier simulator. Along with over 100 workflow enhancements, mastering plug-ins and support for Apple Loops, Logic Pro 7 debuts distributed audio processing, a technology which allows audio pros to tap into a number of Macintosh systems to expand available DSP power via an Ethernet network.

Consumer, Education and Business Oriented Application Software

In January 2004, the Company introduced iLife® '04, the next generation suite of its digital lifestyle applications, which features iPhoto®, iMovie®, iDVD®, iTunes® software, and introduced GarageBand™, a music creation software application. All of these iLife applications come preinstalled on the Company's Macintosh systems, excluding servers and storage systems. Burning DVDs with iDVD requires a Macintosh system configured with a SuperDrive.

iTunes® software, available for both Macintosh and Windows-based computers, lets users create and manage their own digital music library. iTunes organizes music using searching, browsing and playlist features and supports automatic synchronization with the music stored on an iPod. iTunes supports AAC and MP3 encoding from audio CDs, provides the ability to burn custom playlists to CDs and MP3 CDs, and allows for music sharing between networked computers. In October 2004, the Company's newest version, iTunes 4.7, included support for copying photos to an iPod photo. Since April 2003, the Company's iTunes software has been integrated with the Company's iTunes Music Store® to facilitate the sale of third-party music and audio books. Further discussion of the iTunes Music Store may be found above under the heading "Music Products and Services."

iMovie® is the Company's consumer digital video editing software for creation of home and classroom movies. iMovie 4 features an enhanced user interface, improved audio editing capabilities, enhanced controls for titling and transitions, and added special effects. Users may edit and trim audio and video clips in the enhanced timeline with click-and-drag editing and even select and edit multiple clips simultaneously. With graphical audio waveforms and live audio scrubbing, users can locate specific edit points in audio tracks, and alignment guides make it easy to precisely sync video and audio.

iDVD® is consumer oriented software that makes it easy to turn iMovie files, QuickTime files and digital pictures into DVDs that can be played on most consumer DVD players. iDVD simplifies DVD authoring by including professionally designed themes and drag-and-drop simplicity. iDVD® 4 includes themes and professional effects that allow users to use photos and movies as buttons, backgrounds and menus. Movies from iMovie, photos from iPhoto and music from either iTunes or GarageBand can be added directly to a DVD via the media browser, and enhanced photo slideshows can include cinematic transitions and iTunes playlists. The DVD Map provides an overview of an entire DVD project and instant accessibility to all project elements.

GarageBand™, the Company's consumer oriented music creation software, allows users to play, record and create music using a simple interface. With GarageBand, recorded performances, digital audio and looping tracks can be arranged and edited to create songs. GarageBand comes with more than 50 software instruments, pre-recorded audio loops for making complete songs or backing tracks, pro-quality effects presets for mixing, and vintage amplifier sounds for the guitar. The Company also offers three different Jam Packs, which provide additional software instruments and loops that enhance the use of GarageBand to create and record music.

iPhoto® is consumer oriented digital photo software that makes it easy to import, edit, save, share, and print digital photos, as well as organize and manage an entire digital photo collection containing thousands of photos. Users are able to view their photos in full-screen; use the slide show feature accompanied by their favorite music; automatically create custom web pages of their photos; email photos to friends and family; order professionally-processed prints and enlargements online; or easily design and order custom-printed, linen-covered hard bound photo books online. Customers in numerous countries can order prints, enlargements, and photo books directly from within iPhoto. iPhoto® 4 has features that allow users to scroll through thousands of photos in seconds to easily find a particular photo, contains Smart Albums which automatically organizes photos based on date, keyword or the user's own rating, and has controls for rotating, rating and deleting photos.

Final Cut® Express, based on Final Cut Pro, enables small business users, educators, students and advanced hobbyists to perform professional-quality digital video editing. In January 2004, the Company introduced Final Cut Express 2, which features RT Extreme for real-time compositing and effects, an enhanced user interface, real-time color correction tools and enhanced audio editing capabilities.

Logic® Express 7, introduced by the Company in September 2004, is a streamlined version of Logic Pro 7 that provides a basic set of professional tools to compose and produce music for students, educators and advanced hobbyists. Logic Express 7 comes with support for projects from GarageBand offering users a smooth migration path to high-end audio production.

Keynote™ is the Company's presentation software that gives users the ability to create high-quality presentations. Designed to be easy to use, Keynote includes professionally designed themes, advanced typography, professional-quality image resizing, animated charts and tables that can be created quickly, and cinematic-quality transitions. Keynote imports and exports PowerPoint, QuickTime, and PDF files to simplify the creation and sharing of presentations.

AppleWorks® 6.2 is an integrated productivity application that incorporates word processing, page layout, image manipulation, spreadsheets, databases and presentations in a single application. Intended to be an easy-to-use product for the Company's consumer and education customers, AppleWorks makes it simple to create professional-looking documents in the classroom and at home.

FileMaker, Inc., a wholly owned subsidiary of the Company, develops, publishes, and distributes desktop-based database management application software for either a Macintosh or Windows-based computer. The FileMaker® Pro database software and related products offer relational databases and desktop-to-web publishing capabilities. In March 2004, the Company introduced FileMaker Pro 7 with new architecture and enhancements in ease-of-use, customizability and developer productivity. FileMaker Pro 7 has been redesigned using a modern, streamlined relational architecture, which enables users to simplify information management by storing multiple tables within a single file and includes the relationships graph feature which presents a visual "map" of the database and lets users create and modify relationships with a simple click and drag tool. FileMaker Pro 7 has also expanded its data capacity to 8 terabytes per file or 4,000 times the former limit.

Internet Software, Integration, and Services

Apple's Internet strategy is focused on delivering seamless integration with and access to the Internet throughout the Company's product lines. The Company's Internet products and technologies adhere to many industry standards in order to provide an optimized user experience through interoperability. An easy to use Internet Setup Assistant is included with the Mac OS.

Safari™

Safari, the Company's Mac OS X compatible web browser, is capable of loading web pages rapidly. Safari uses the advanced interface technologies underlying Mac OS X and includes built-in Google search; SnapBack™ to instantly return to search results; a way to name, organize and present bookmarks; tabbed browsing; and automatic "pop-up" ad blocking. The Company also released a software development kit that allows developers to embed the Safari HTML rendering engine directly into their applications.

Quicktime®

QuickTime, the Company's multimedia software for either a Macintosh or Windows-based computer, features streaming of live and stored video and audio over the Internet and playback of high-quality audio and video on computers. QuickTime 6 includes the Instant-On Streaming feature that eliminates buffer delays and provides users with the ability to quickly and easily scrub through streaming media content to locate and instantly view specific sections. In addition, QuickTime 6 running on Mac OS X now supports JPEG 2000, the next generation JPEG standard that allows users to capture still images in a higher quality and smaller file size than ever before. QuickTime 6 also includes AAC, the standard MPEG-4 audio format. AAC is the next generation professional-quality audio format that delivers superior sound quality with reduced file sizes.

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

.Mac™

The Company's .Mac offering is a suite of Internet services that for an annual fee provides Macintosh users with powerful Internet tools. .Mac features email service with IMAP, POP or web-based access and 125MB of storage, iDisk Internet storage capacity of an additional 125MB, and hosting for personalized homepages and shared digital photo albums. Also included with ..Mac is McAfee's Virex anti-virus software and Backup, a personal back-up solution allowing users to archive data to their Internet storage, CD, or DVD.

Wireless Connectivity and Networking

AirPort Extreme®

AirPort Extreme, introduced in January 2003, is the Company's next generation of Wi-Fi wireless networking technology. AirPort Extreme is based on the 802.11g standard, which supports speeds up to 54 Mbps, and is fully compatible with most Wi-Fi devices which use the 802.11b standard. AirPort Extreme Base Stations can serve up to 50 Macintosh and Windows users simultaneously, provide wireless bridging to extend the range beyond just one base station, and support USB printer sharing to allow multiple users to wirelessly share USB printers connected directly to the base station.

AirPort® Express

In June 2004, the Company introduced AirPort® Express, the first 802.11g mobile base station that can be plugged directly into the wall for wireless Internet connections and USB printing. Airport Express also features analog and digital audio outputs that can be connected to a stereo and AirTunes™ music networking software which works with iTunes, giving users a way to wirelessly stream iTunes music from their Macintosh or Windows-based computer to any room in the house. AirPort Express features a single piece design weighing 6.7 ounces.

Other Connectivity and Networking Solutions

Mac OS X includes capabilities for Bluetooth technology. Bluetooth is an industry standard for wirelessly connecting computers and peripherals that supports transmission of data at up to 1 Mbps within a range of approximately 30 feet. The Company's Bluetooth technology for Mac OS X lets customers wirelessly share files between Macintosh systems, synchronize and share contact information with Palm-OS based PDAs, and access the Internet through Bluetooth-enabled cell phones. A Bluetooth USB adaptor can Bluetooth-enable any USB-based Macintosh computer running in Mac OS X version 10.1.4 or higher.

The Company's zero configuration networking technology is based on open Internet Engineering Task Force (IETF) Standard Protocols such as IP, ARP and DNS and is built into Mac OS X. This technology uses industry standard networking protocols and zero configuration technology to automatically discover and connect devices over any IP network, including Ethernet or 802.11-based wireless networks like the Company's AirPort products. The source code for this technology also includes software to support UNIX, Linux, and Windows-based systems and devices. Major developers such as Canon, Epson, Hewlett-Packard, Lexmark, Philips, Sybase, World Book and Xerox have announced support for this zero configuration networking technology in a broad range of products including network printers, consumer electronics, enterprise database management and educational applications. The Company has made the source code for this technology freely available to developers for use in their network-enabled devices or software applications.

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

Specialized Education Products and Services

The Company offers a variety of unique services and products to its education customers, including a separate online store for education customers offering special education price lists and promotions; special financing programs for K-12 and higher education students, faculty, and staff; a special edition of its productivity software suite, AppleWorks, that is compatible for both Macintosh and Windows-based computers; Wireless Mobile Labs that allows teachers and students to share iBook computers, a printer, and a wireless network/Internet connection stored on a cart for mobility between classrooms; and three special Digital Media Studio solutions designed for education, including one that is integrated into a mobile cart. Additionally, the Company offers one-to-one (1:1) learning solutions, which are a complete solution typically consisting of an iBook portable system for every student and teacher along with a wireless network connected to a central server.

The Company's PowerSchool® software product is a web-based student information system for K-12 schools and school districts. PowerSchool software products give school administrators and teachers the ability to easily and cost-effectively manage student records and give parents real-time access to track their children's performance via the Internet. PowerSchool offers the option of remote hosting with an application service provider model.

Markets and Distribution

The Company's customers are primarily in the education, creative, consumer, and business markets. Apple customers are attracted to Macintosh computers for a variety of reasons, including the reduced amount of training resulting from the Macintosh computer's intuitive ease of use, advanced graphics capabilities, industrial design features of the Company's hardware products, and ability of Macintosh computers to network and communicate with other computer systems and environments. Apple personal computers were first introduced to education customers in the late 1970s. Over 16% of the Company's net sales in 2004 were through its U.S. education channel, including sales to elementary and secondary schools, higher education institutions and individual customers.

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers. No individual customer accounted for more than 10% of net sales in 2004, 2003 or 2002. The Company also sells many of its products and resells certain third-party products in most of its major markets directly to consumers, education customers, and businesses through its retail stores in the U.S. and internationally, or through one of its online stores around the world. Total direct and indirect sales transacted through the Company's online stores totaled approximately $3.9 billion, $2.9 billion, and $2.4 billion for fiscal years 2004, 2003 and 2002, respectively.

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

The Company's initial success with the development of an end-to-end music offering, which includes the iTunes software, iTunes Music Store and iPod digital music player, has already encouraged significant competition in this area from other companies, many of whom have greater financial, marketing, and manufacturing resources than those of the Company. The Company anticipates that competition will intensify requiring the Company to respond as hardware, software and content providers work more collaboratively to offer integrated products that compete against the Company's offerings. The Company believes it maintains a competitive advantage by more effectively integrating the entire end-to-end music solution, including the hardware (iPod), software (iTunes) and distribution of third-party music content (iTunes Music Store).

Raw Materials

Although most components essential to the Company's business are generally available from multiple sources, certain key components (including microprocessors and application-specific integrated circuits ("ASICs")) are currently obtained by the Company from single or limited sources. Some other key components, while currently available to the Company from multiple sources, are at times subject to industry wide availability constraints and pricing pressures. In addition, the Company uses some components that are not common to the rest of the personal computer and consumer electronics industries, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. If the supply of a key or single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company did experience such delays during fiscal 2004, which resulted in the constrained availability of certain products. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company's requirements for periods ranging from 30 to 130 days.

The Company believes there are several component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon the Company's business and financial position. At this time, such vendors include Agere Systems, Inc., Ambit Microsystems Corporation, ASUSTeK Corporation, ATI Technologies, Inc., Broadcom Corporation, Freescale Semiconductor, Inc. (formerly the Semiconductor Products Segment of Motorola, Inc.), Hitachi Global Storage Technologies, Hon Hai Precision Industry Co., Ltd., IBM Corporation, International Display Technology, Inventec Appliances Corporation, LG. Phillips Co., Ltd., Matsushita, Mitsubishi Electric Corporation, NVIDIA Corp., Portal Player, Inc., Quanta Computer, Inc., Samsung Electronics, Synaptics, Inc., and Toshiba Corporation.

Research and Development

Because the personal computer industry is characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products and technology to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, consumer electronic products, system software, applications software, networking and communications software and solutions, and the Internet. The Company may expand the range of its product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. The Company's research and development expenditures totaled $489 million, $471 million, and $446 million in 2004, 2003, and 2002, respectively.

Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its computer systems, iPods, peripherals and software. In addition, the Company has registered, and/or has applied to register, trademarks and service marks in the U.S. and a number of foreign countries for "Apple," the Apple logo, "Macintosh," and numerous other trademarks and service marks. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

Many of the Company's products are designed to include intellectual property obtained from third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes that, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained at all. Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company's products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others.

Foreign and Domestic Operations and Geographic Data

The U.S. represents the Company's largest geographic marketplace. Approximately 59% of the Company's net sales in fiscal 2004 came from sales to customers inside the U.S. Final assembly of products sold by the Company is conducted in the Company's manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the Netherlands, the People's Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company's products and final assembly of substantially all of the Company's portable products including PowerBooks, iBooks, and the iPod are performed by third-party vendors in Taiwan and China. Margins on sales of Apple products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data."

Seasonal Business

The Company has historically experienced increased net sales in its first and fourth fiscal quarters, compared to other quarters in its fiscal year, due to seasonal demand related to the holiday season and the school year, respectively. Past performance should not be considered a reliable indicator of the Company's future net sales or financial performance.

Warranty

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. The Company also offers a 90-day basic warranty for Apple service parts used to repair Apple hardware products. In addition, consumers may purchase extended service coverage on most Apple hardware products in all of the Company's major markets.

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

Environmental Laws

Compliance with federal, state, local, and foreign laws enacted for the protection of the environment has to date had no material effect on the Company's capital expenditures, earnings, or competitive position. In the future, these laws could have a material adverse affect on the Company.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement that the Company provide consumers with the ability to return to the Company product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates, including various European Union member states, Japan and California. In the future, these laws could have a material adverse affect on the Company.

Employees

As of September 25, 2004, Apple and its subsidiaries worldwide had 11,695 employees and an additional 1,731 temporary employees and contractors.

Available Information

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on its website at http://www.apple.com/investor when such reports are available on the U.S. Securities and Exchange Commission (SEC) website. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company's references to the URLs for these websites are intended to be inactive textual references only.

Item 2. Properties

The Company's headquarters are located in Cupertino, California. The Company has manufacturing facilities in Cork, Ireland. As of September 25, 2004, the Company leased approximately 3.3 million square feet of space, primarily in the U.S., and to a lesser extent, in Europe, Japan, and the Asia Pacific region. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 2 to 5 additional years. Leased space includes 660,000 square feet of retail space, a majority of which is in the U.S. Lease terms for retail space range from 5 to 16 years, the majority of which are for 10 years, and often contain multi-year renewal options.

The Company owns its manufacturing facility in Cork, Ireland, which has approximately 352,000 square feet. The Cork facility also houses a customer support call center. The Company also owns a 752,000 square-foot facility in Sacramento, California, which has a customer support call center and is used for warehousing and distribution. In addition, the Company owns approximately 942,000 square feet of facilities located in Cupertino, California, used for research and development and corporate functions. Outside the U.S., the Company owns additional facilities totaling approximately 169,000 square feet.

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

Item 3. Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters in 2004, which did not individually or in the aggregate have a material impact on the Company's results of operations.

Antor Media Corporation v. Apple Computer, Inc., et al.

Plaintiff Antor Media filed this action on September 5, 2003 in the United States District Court in the Eastern District of Texas alleging infringement by the Company and other defendants of U.S. patent 5,754,961 relating to a "Method and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network." The complaint seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment for non-infringement and invalidity. Trial is set for March 2005. The Court held a Markman hearing on September 16, 2004 but has not yet issued a ruling.

Apple Corps Ltd. v. Apple Computer, Inc.; Apple Computer, Inc. v. Apple Corps Ltd.

Plaintiff Apple Corps filed this action on July 4, 2003 in the High Court of Justice, Chancery Division, in London alleging that the Company has breached a 1991 agreement that resolved earlier trademark litigation between the parties regarding use of Apple marks. Plaintiff seeks an injunction, unspecified damages and other relief. The Company filed a motion on October 13, 2003, challenging jurisdiction in the UK, but the Court denied the motion on April 7, 2004. The Company filed an appeal of the Court's decision but subsequently withdrew the appeal and is preparing its defense in this matter.

On October 8, 2003, the Company filed a lawsuit in the United States District Court for the Northern District of California requesting a declaratory judgment that the Company has not breached the 1991 agreement. Apple Corps challenged jurisdiction in the California case but the Court denied that challenge on March 25, 2004. Apple Corps subsequently prevailed on a motion to stay the California case during the pendency of the UK action. The Company has dismissed the California lawsuit without prejudice.

Cagney v. Apple Computer, Inc.

Plaintiff filed this purported class action on January 9, 2004 in Los Angeles County Superior Court, alleging improper collection of sales tax in transactions involving mail-in rebates. The complaint alleges violations of California Civil Code Section 17200 (unfair competition) and seeks unspecified damages and other relief. The Company was served on January 21, 2004, and filed an answer on February 20, 2004, denying all allegations and asserting numerous affirmative defenses. The Company is investigating these allegations. The Company filed a motion to disqualify Plaintiff's counsel, which the Court denied. The Company filed a petition for a writ of mandate with respect to this ruling and the Court of Appeal has issued an order to show cause as to why the writ should not issue. Plaintiffs lead counsel subsequently withdrew. The hearing on the show cause order is scheduled for January 29, 2005. The Company also has obtained an opinion on the tax issue from the State Board of Equalization.

Compression Labs, Inc. v. Apple Computer, Inc., et al.; Apple v. Compression Labs, Inc., et al.

Plaintiff Compression Labs, Inc. filed this patent infringement action on April 22, 2004 against the Company and twenty-seven other defendants in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. patent 4,698,672. Plaintiff alleges that the Company infringes the patent by complying with the JPEG standard as defined by CCITT Recommendation T.81 entitled "Information Technology—Digital Compression and Coding of Continuous Tone Still Images—Requirements and Guidelines." Plaintiff seeks unspecified damages and other relief. The Company is investigating this claim. Defendants have filed a motion to dismiss or, in the alternative, to transfer the case to Delaware. The case is in discovery and trial is expected in October 2005. On July 2, 2004, the Company and several other defendants in the Texas action filed a lawsuit in the United States District Court in Delaware requesting declaratory judgment of noninfringement, invalidity, implied license and unenforceability with respect to the '672 patent. Additional actions regarding this patent have been filed in other jurisdictions. A petition has been filed with the Panel on Multi-District Litigation (MDL), seeking coordination and transfer of all of these cases to one court for pre-trial proceedings.

Craft v. Apple Computer, Inc. (filed December 23, 2003, Santa Clara County Superior Court); Chin v. Apple Computer, Inc. (filed December 23, 2003, San Mateo County Superior Court); Hughes v. Apple Computer, Inc. (filed December 23, 2003, Santa Clara County Superior Court); Westley v. Apple Computer, Inc. (filed December 26, 2003, San Francisco County Superior Court); Keegan v. Apple Computer, Inc. (filed December 30, 2003, Alameda County Superior Court); Wagya v. Apple Computer, Inc. (filed February 19, 2004, Alameda County Superior Court); Yamin v. Apple Computer, Inc. (filed February 24, 2004, Los Angeles County Superior Court); Kieta v. Apple Computer, Inc. (filed July 8, 2004, Alameda County Superior Court)

Eight separate plaintiffs filed purported class action cases in various California courts alleging misrepresentations by the Company relative to iPod battery life. The complaints include causes of action for violation of California Civil Code Section 17200 (unfair competition), the Consumer Legal Remedies Action ("CLRA") and claims for false advertising, fraudulent concealment and breach of warranty. The complaints seek unspecified damages and other relief. The Company is investigating these claims. The cases have been consolidated in San Mateo County and Plaintiffs have filed a consolidated complaint.

In addition, a similar complaint relative to iPod battery life, Mosley v. Apple Computer, Inc. was filed in Westchester County, New York on June 23, 2004 alleging violations of New York General Business Law Sections 349 (unfair competition) and 350 (false advertising). The Company removed the case to Federal Court and Plaintiff filed a motion for remand, which the Court has not yet decided.

Davis v. Apple Computer, Inc.

Plaintiff filed this purported class action in San Francisco County Superior Court on December 5, 2002, alleging that the Company engaged in unfair and deceptive business practices relating to its AppleCare Extended Service and Warranty Plan. Plaintiff asserts causes of action for violation of the California Business and Professions Code §17200 and §17500, breach of the Song-Beverly Warranty Act, intentional misrepresentation and concealment. Plaintiff requests unspecified damages and other relief. The Company filed a demurrer and motion to strike which were granted, in part, and Plaintiff filed an amended complaint. The Company filed an answer on April 17, 2003 denying all allegations and asserting numerous affirmative defenses. Plaintiff subsequently amended its complaint. On October 29, 2003, the Company filed a motion to disqualify Plaintiff's counsel in his role as counsel to the purported class and to the general public. The Court granted the motion, but allowed Plaintiff to retain substitute counsel. Plaintiff did engage new counsel for the general public, but not for the class. The Company moved to disqualify Plaintiff's new counsel and to have the Court dismiss the general public claims for equitable relief. The Court declined to disqualify Plaintiff's new counsel or to dismiss the equitable claims, but did confirm that the class action claims are dismissed. The case is stayed pending an appeal.

East Texas Technology Partners LP v. Apple Computer, Inc.

Plaintiff filed this patent infringement action on January 23, 2004 in the United States District Court in the Eastern District of Texas alleging infringement by the Company and seven other defendants of U.S. patent 6,574,239 relating to "Virtual Connection of a Remote Unit to a Server." The complaint seeks unspecified damages and other relief. The Plaintiff's law firm withdrew from the case because of a conflict of interest and dismissed the complaint without prejudice. The case was re-filed on February 10, 2004 in the Northern District of Texas by a new law firm. The Company received service of the new complaint on May 17, 2004 and filed a response on August 6, 2004, denying all allegations and asserting numerous affirmative defenses. The Company is investigating this claim, and the case is in discovery.

Gobeli Research Ltd. v. Apple Computer, Inc., et al.

Plaintiff Gobeli Research Ltd. filed this patent infringement action against the Company and Sun Microsystems, Inc. on April 15, 2004 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. patent 5,418,968 related to a "System and Method of Controlling Interrupt Processing." Plaintiff alleges that the Company's Mac OS 9 and Mac OS X operating systems infringe Plaintiff's patent. Plaintiff seeks unspecified damages and other relief. The Company has answered the complaint, denying all allegations and asserting numerous defenses. The Company is investigating this claim.

Goldberg, et al. v. Apple Computer, Inc., et al. (f.k.a. "Dan v. Apple Computer, Inc.")

Plaintiffs filed this purported class action on September 22, 2003 in Los Angeles County Superior Court against the Company and other members of the industry on behalf of an alleged nationwide class of purchasers of certain computer hard drives. The case alleges violations of Civil Code Section 17200 (unfair competition), the Consumer Legal Remedies Act ("CLRA") and false advertising related to the size of the drives. Plaintiffs allege that calculation of hard drive size using the decimal method misrepresents the actual size of the drive. The complaint seeks unspecified damages and other relief. Plaintiff filed an amended complaint on March 30, 2004 and the Company filed an answer on September 23, 2004, denying all allegations and asserting numerous affirmative defenses. The Company is investigating this claim. The parties are conducting discovery related to class certification.

Hawaii Structural Iron Workers and Pension Trust Fund v. Apple Computer, Inc. and Steven P. Jobs; Young v. Apple Computer, Inc., et al.; Hsu v. Apple Computer Inc., et al.

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company's publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company's motion to dismiss for failure to state a cause of action, with leave to Plaintiffs to amend their complaint within thirty days. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. The Court heard the Company's motion on July 11, 2003 and dismissed Plaintiffs' claims with prejudice on August 12, 2003. Plaintiffs have appealed the ruling.

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. patent 5,280,371 entitled "Directional Diffuser for a Liquid Crystal Display." Plaintiffs seek unspecified damages and other relief. The Company is investigating this claim in connection with preparing its response to the complaint.

MacTech Systems v. Apple Computer, Inc.; Macadam v. Apple Computer, Inc.; Computer International, Inc. v. Apple Computer, Inc.; Elite Computers and Software, Inc. v. Apple Computer, Inc.; The Neighborhood Computer Store v. Apple Computer, Inc. (all in Santa Clara County Superior Court)

Five resellers have filed similar lawsuits against the Company for various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. Plaintiffs request unspecified damages and other relief. The Company answered the Computer International complaint on November 12, 2003 denying all allegations and asserting numerous affirmative defenses. The parties are in discovery in that case. The Company expects the other four plaintiffs to file amended complaints. On October 1, 2003, one of the resellers, Macadam, was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied. The Court denied Macadam's motion for a preliminary injunction on December 19, 2003.

Teleshuttle Technologies, LLC and BTG International Inc. v. Microsoft and Apple Computer, Inc.

Plaintiffs filed this case on July 20, 2004 in United States District Court for the Northern District of California alleging infringement of U.S. patent 6,557,054, entitled "Method and System for Distributing Updates by Presenting Directory of Software Available for User Installation That is Not Already Installed on User Station." Plaintiffs seek unspecified damages and other relief. Plaintiffs filed an amended complaint on September 7, 2004, adding a second patent, US patent 6,769,009 entitled "Method and System for Selecting a Personalized Set of Information Channels." The Company filed an answer on October 18, 2004, denying all allegations and asserting numerous affirmative defenses.

VirginMega/French Competition Council

On June 28, 2004, VirginMega filed a complaint with the French Competition Council against Apple Computer France. VirginMega sought "interim measures," requiring the Company to license its FairPlay digital rights management ("DRM") technology to VirginMega and all other interested parties within thirty days. A hearing on VirginMega's request for interim measures took place on October 19, 2004. On November 9, 2004, the French Competition Council issued a decision denying VirginMega's request for interim measures and rejecting VirginMega's complaint.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 25, 2004.

PART II

Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)
Stock Market Information

The Company's common stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market under the symbol AAPL, on the Tokyo Stock Exchange (TSE) under the symbol APPLE, and on the Frankfurt Stock Exchange under the symbol APCD. On November 17, 2004, the Company filed an application with the TSE to delist the Company's shares from trading on the TSE. As of November 19, 2004, there were 28,518 shareholders of record.

The Company did not pay cash dividends in either fiscal 2004 or 2003. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business. The price range per share of common stock presented below represents the highest and lowest closing prices for the Company's common stock on the NASDAQ National Market during each quarter.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2004 price range per common share	$38.01-$29.14	$33.70-$25.78	$27.68-$21.15	$24.82-$19.70
Fiscal 2003 price range per common share	$23.10-$19.06	$19.29-$13.12	$15.27-$13.80	$17.22-$13.59

(b)   Related Shareholder Matters

None.

(c)
Issuer Purchases of Equity Securities

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million. In August 2003, the Company settled this agreement prior to its maturity, at which time the Company's common stock had a fair value of $22.81. Since inception of the stock repurchase plan, the Company has repurchased a total of 6.55 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of September 25, 2004. The Company did not repurchase any shares of its common stock during the fourth quarter of fiscal 2004.

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

Item 8 of this Form 10-K in order to fully understand factors that may affect the comparability of the information presented below.

Five fiscal years ended September 25, 2004 (In millions, except share and per share amounts)	2004	2003	2002	2001	2000
Net sales	$8,279	$6,207	$5,742	$5,363	$7,983
Net income (loss)	$276	$69	$65	$(25)	$786
Earnings (loss) per common share:
Basic	$0.74	$0.19	$0.18	$(0.07)	$2.42
Diluted	$0.71	$0.19	$0.18	$(0.07)	$2.18
Cash dividends declared per common share	$—	$—	$—	$—	$—
Shares used in computing earnings (loss) per share (in thousands):
Basic	371,590	360,631	355,022	345,613	324,568
Diluted	387,311	363,466	361,785	345,613	360,324
Cash, cash equivalents, and short-term investments	$5,464	$4,566	$4,337	$4,336	$4,027
Total assets	$8,050	$6,815	$6,298	$6,021	$6,803
Long-term debt (including current maturities)	$—	$304	$316	$317	$300
Total liabilities	$2,974	$2,592	$2,203	$2,101	$2,696
Shareholders' equity	$5,076	$4,223	$4,095	$3,920	$4,107

Net gains before taxes related to the Company's non-current debt and equity investments of $4 million, $10 million, $75 million, and $367 million were recognized in 2004, 2003, 2001, and 2000, respectively. A net loss before taxes related to the Company's non-current debt and equity investments of $42 million was recognized in 2002. In 2002, the Company acquired Emagic resulting in a charge of approximately $1 million for acquired in-process technologies with no alternative future use. The Company recognized a similar charge of $11 million in 2001 related to its acquisition of PowerSchool. Net charges related to Company restructuring actions of $23 million, $26 million, $30 million, and $8 million were recognized in 2004, 2003, 2002, and 2000, respectively. During 2000, the Company recognized the cost of a special executive bonus for the Company's Chief Executive Officer for past services in the form of an aircraft with a total cost to the Company of approximately $90 million. In 2002, of the original $90 million accrual, $2 million remained unspent and was reversed. In 2003, settlement of the Company's forward stock purchase agreement resulted in a gain of $6 million. Favorable cumulative-effect type adjustments, net of taxes, of $1 million and $12 million were recognized in 2003 and 2001, respectively.

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

Executive Overview

Apple designs, manufactures and markets personal computers and related software, services, peripherals and networking solutions. The Company also designs, develops and markets a line of portable digital music players along with related accessories and services including the online distribution of third-party music and audio books. The Company's products and services include the Macintosh line of desktop and notebook computers, the iPod digital music player, the Xserve server and Xserve RAID storage products, a portfolio of consumer and professional software applications, the Mac OS X operating system, the online iTunes Music Store, a portfolio of peripherals that support and enhance the Macintosh and iPod product lines, and a variety of other service and support offerings. The Company sells its products worldwide through its online stores, its own retail stores, its direct sales force, and third-party wholesalers, resellers and value added resellers. In addition, the Company sells a variety of third-party Macintosh compatible products, including computer printers and printing supplies, storage devices, computer memory, digital video and still cameras, personal digital assistants, and various other computing products and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business and government customers. A further description of the Company's products may be found in Part I, Item 1 of this document under the heading "Business."

The Company's business strategy leverages its unique ability, through the design and development of its own operating system, hardware and many software applications and technologies, to bring to its customers around the world compelling new products and solutions with superior ease-of-use, seamless integration and innovative industrial design.

The Company participates in several highly competitive markets, including personal computers with its Macintosh line of computers, consumer electronics with its iPod line of digital music players and distribution of third-party digital music through its online iTunes Music Store. While the Company is widely recognized as an innovator in the personal computer market as well as a leader in the emerging market for distribution of digital music, these are highly competitive markets that are subject to aggressive pricing and increased competition. In order to remain competitive, the Company believes that increased investment in research and development (R&D) is necessary in order to maintain and extend its position in the markets where it competes. The Company's R&D spending is focused on delivering timely updates and enhancements to its existing line of personal computers, displays, operating systems, software applications and portable music players; developing new digital lifestyle consumer and professional software applications; and investing in new product areas such as rack-mount servers, RAID storage systems, and wireless technologies.

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Macintosh computers, and demonstrate the seamless compatibility of the Macintosh with the Windows platform and networks. The Company further believes that providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 86 stores open as of September 25, 2004.

The Company has also staffed selected third-party stores with the Company's own employees to improve the buying experience through reseller channels. The Company has deployed Apple employees in reseller locations around the world including the U.S., Europe, Japan and Australia. The Company also sells to customers direct through one of its online stores around the world.

To improve the accessibility of its iPod product line, the Company has significantly expanded the number of distribution points where iPods are sold. The iPod product line can now be purchased in department stores, discount stores and specialty music and audio-visual stores.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company's discussion and analysis of its financial condition and results of operations require the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements of this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company's critical accounting policies and estimates are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and exposures related to inventory purchase commitments, valuation of long-lived assets including acquired intangibles, warranty costs, and income taxes. Management believes these policies to be critical because they are both important to the portrayal of the Company's financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain. The Company's senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company's Board of Directors.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. For most of the Company's product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable.

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end-user rebates, and other sales programs and volume-based incentives. The estimated cost of these programs is accrued as a reduction to revenue in the period the Company has sold the product and committed to a plan. The Company also records reductions to revenue for expected future product returns based on the Company's historical experience. Future market conditions and product transitions may require the Company to increase customer incentive programs and incur incremental price protection obligations that could result in additional reductions to revenue at the time such programs are offered. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, the Company would be required to record additional reductions to revenue, which could have a material adverse impact on the Company's results of operations.

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

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The personal computer industry is subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company's products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs are recorded.

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

Based on the Company's estimates as of September 25, 2004 there was no impairment of goodwill. However, changes in various circumstances including changes in the Company's market capitalization, changes in the Company's forecasts, and changes in the Company's internal business structure could cause one or more of the Company's reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in the personal computer industry and changes in global or regional economic conditions, the Company may strategically realign its resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of property, plant, and equipment, identifiable intangibles, or goodwill.

Warranty Costs

The Company provides currently for the estimated cost for product warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company's typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection, and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could negatively affect the Company's results of operations.

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

Net Sales

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and Macintosh unit sales in thousands):

	2004	Change	2003	Change	2002
Net Sales by Operating Segment:
Americas net sales	$4,019	26%	$3,181	2%	$3,131
Europe net sales	1,799	37%	1,309	5%	1,251
Japan net sales	677	(3)%	698	(2)%	710
Retail net sales	1,185	91%	621	119%	283
Other segments net sales (a)	599	51%	398	8%	367

Total net sales	$8,279	33%	$6,207	8%	$5,742

Unit Sales by Operating Segment:
Americas Macintosh unit sales	1,682	4%	1,620	(6)%	1,728
Europe Macintosh unit sales	773	13%	684	(5)%	722
Japan Macintosh unit sales	291	(14)%	339	(12)%	386
Retail Macintosh unit sales	314	68%	187	103%	92
Other segments Macintosh unit sales (a)	230	26%	182	5%	173

Total Macintosh unit sales	3,290	9%	3,012	(3)%	3,101

Net Sales by Product:
Power Macintosh net sales (b)	$1,419	15%	$1,237	(10)%	$1,380
PowerBook net sales	1,589	22%	1,299	56%	831
iMac net sales (c)	954	(23)%	1,238	(15)%	1,448
iBook net sales	961	34%	717	(18)%	875

Total Macintosh net sales	4,923	10%	4,491	(1)%	4,534
iPod	1,306	279%	345	141%	143
Other Music Products (d)	278	672%	36	800%	4
Peripherals and Other Hardware (e)	951	38%	691	31%	527
Software (f)	502	39%	362	18%	307
Service and other sales	319	13%	282	24%	227

Total net sales	$8,279	33%	$6,207	8%	$5,742

Unit Sales by Product:
Power Macintosh unit sales (b)	709	6%	667	(13)%	766
PowerBook unit sales	785	30%	604	69%	357
iMac unit sales (c)	916	(16)%	1,094	(16)%	1,301
iBook unit sales	880	36%	647	(4)%	677

Total Macintosh unit sales	3,290	9%	3,012	(3)%	3,101

Net sales per Macintosh unit sold (g)	$1,496	0%	$1,491	2%	$1,462

iPod unit sales	4,416	370%	939	146%	381

Notes:

(a)
Other Segments include Asia Pacific and FileMaker.

(b)
Includes Xserve product line.

(c)
Includes eMac product line.

(d)
Other Music Products consists of iTunes Music Store sales, iPod-related services, and Apple-branded and third-party iPod-related accessories.

(e)
Net sales of Peripherals and Other Hardware include sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.

(f)
Net sales of Software include sales of Apple-branded operating system and application software and sales of third-party software.

(g)
Net sales per Macintosh unit sold is derived by dividing total Macintosh net sales by total Macintosh unit sales.

Fiscal Year 2004 versus 2003

During fiscal 2004, net sales increased 33% or $2.1 billion from fiscal 2003. Several factors have contributed favorably to net sales during 2004:

  •
  Net sales of Macintosh systems increased $432 million or 10% during fiscal 2004 compared to 2003 while net sales per Macintosh unit sold remained relatively flat on a year-over-year basis. Unit sales of Macintosh systems increased 278,000 units or 9% during fiscal 2004 compared to 2003. These increases in net sales and unit sales were a result of strong demand for all of the Company's Macintosh systems, except for the iMac. The Company's portable systems, consisting of the PowerBook and iBook, produced the strongest revenue and unit growth during fiscal 2004 compared to 2003 of approximately 26% and 33%, respectively. Unit sales of portable systems accounted for 51% of all Macintosh systems sold during fiscal 2004 compared to only 42% during 2003. The Company believes that these results reflect an overall trend in the industry towards portable systems. Performance of the Company's Power Macintosh systems also yielded positive results in fiscal 2004, including a 15% and 6% increase in net sales and unit sales, respectively. The increase in year-to-date Power Macintosh sales is due primarily to the introduction of the Power Mac G5, which began shipping at the end of fiscal 2003. Although Power Macintosh sales have increased from the prior year, sales of this product were constrained in the second half of 2004 as a result of manufacturing problems at IBM, the Company's sole supplier of the PowerPC G5 processor.

  •
  Net sales of iPods rose $961 million or 279% during fiscal 2004 compared to 2003. Unit sales of iPods totaled 4.4 million in fiscal 2004, which represents an increase of 370% from the 939,000 iPod units sold in fiscal 2003. Strong demand for the iPods during fiscal 2004 continued to be experienced in all of the Company's operating segments and was driven by enhancements to the iPod, the introduction of the iPod mini, increased expansion of the Company's iPod distribution network, and continued success of the iTunes Music Store due largely to making it available to both Macintosh and Windows users in the U.S., U.K., France and Germany. Since inception of the iPod product line in fiscal 2002, the Company has sold approximately 5.7 million iPods.

  •
  The Retail segment's net sales grew 91% to $1.2 billion during fiscal 2004 compared to 2003. This increase is largely attributable to the increase in total stores from 65 at the end of 2003 to 86 at the end of 2004, as well as a 36% year-over-year increase in average revenue per store. While the Company's customers in areas where the Retail segment has opened stores may elect to purchase from the Retail segment stores rather than the Company's preexisting sales channels in the U.S. and Japan, the Company believes that a substantial portion of the Retail segment's net sales is incremental to the Company's total net sales. See additional comments below related to the Retail segment under the heading "Segment Operating Performance."

  •
  Net sales of peripherals and other hardware rose by 38% during fiscal 2004 compared to 2003 primarily due to an increase in net sales of displays and other computer accessories. Net sales of other computer accessories include AirPort cards and base stations, iSight digital video cameras, and third party hardware products. The increase in total net sales of peripherals and other hardware is related to the overall increase in Macintosh unit sales and the introduction of new and updated peripheral products and was experienced predominantly by the Company's Americas, Europe, and Retail segments.

  •
  Other music products consists of sales associated with the iTunes Music Store and iPod related services and accessories. Net sales of other music products increased $242 million or 672% during fiscal 2004 compared to 2003. The Company has experienced strong growth in sales of iPod services and accessories consistent with the increase in overall iPod unit sales for fiscal 2004. The increased sales from the iTunes Music Store, which was originally introduced in April 2003, is primarily due to making the store available for Windows in October 2003 and the introduction of the store in the U.K., France, and Germany in June 2004.

  •
  Net sales of software rose $140 million or 39% during fiscal 2004 compared to 2003 due primarily to higher net sales of the Company's Apple-branded software and in particular, higher net sales of the Company's operating system software, Mac OS X version 10.3 "Panther," which was released in October 2003. Net sales of Panther accounted for approximately $74 million or over 50% of the increase in software net sales for fiscal 2004 compared to 2003.

  •
  The Company's U.S. education channel experienced year-over-year growth in net sales of approximately 19% for fiscal 2004 compared to 2003. Unit sales also increased by 10% during fiscal 2004 compared to 2003. The increase in U.S. education net sales for fiscal 2004 relates primarily to a 40% year-over-year increase in higher education net sales and to a lesser extent the Company's 3% growth in K-12 net sales.

  The Company believes the U.S. K-12 education market remains challenging due to multiple factors including funding pressures due to weak economic conditions, large budget deficits in many states, and increased competition particularly for desktop computers. Although the Company has taken steps, and will continue to take steps, to address weakness in the U.S. education channel, it remains difficult to anticipate when and if this trend will reverse.

  •
  Service and other sales increased $37 million or 13% during fiscal 2004 compared to 2003. These increases are the result of significant year-over-year increases in net sales associated with AppleCare Protection Plan (APP) extended maintenance and support services, as well as increases in net sales associated with the Company's .Mac Internet service. Increased net sales associated with APP are primarily the result of higher Macintosh unit sales and higher attach rates on APP over the last several years.

Offsetting the favorable factors discussed above, the Company's net sales during fiscal 2004 were negatively impacted by the following:

  •
  Net sales and unit sales of iMac systems were down 23% and 16%, respectively, during fiscal 2004 versus 2003. The decrease in iMac net sales and unit sales was largely due to the delay in the introduction of the new iMac, based on the PowerPC G5 processor, primarily as a result of manufacturing problems experienced by IBM. The delays in the new iMac resulted in the depletion of inventory of the old iMac flat panel prior to availability of the new iMac G5. The old flat panel iMac form factor which was available during most of fiscal 2004, was nearly 3 years old by the time the new iMac G5 began shipping in September 2004 and had experienced declines in sales as a result of the age of this product. The Company believes that sales of iMac systems have also declined due to a shift in consumer preference to portable systems and competitor desktop models with price points below $1,000. The Company introduced a new version of the eMac in April 2004 with a suggested retail price starting at $799 aimed at the price sensitive customer.

  •
  Net sales and unit sales in the Company's Japan segment decreased 3% and 14%, respectively, during fiscal 2004 versus 2003. The Company believes these declines relate to a shift in sales from the Japan Segment to the Retail segment as a result of the Tokyo and Osaka store openings in fiscal 2004. Declines in Japan may also relate to delays in computer upgrades by certain professional and creative customers pending release in Japan of certain Mac OS X native applications, such as Quark Xpress 6, which did not become available until September 2004. When sales from the Japan retail stores are included in the results for the Japan segment, the combined revenue in Japan resulted in a 3% year-over-year increase in fiscal 2004 as compared to 2003. See additional comments below related to the Japan segment under the heading "Segment Operating Performance."

Fiscal Year 2003 versus 2002

Net sales increased $465 million or 8% during 2003 compared to 2002 while Macintosh unit sales declined 3% year-over-year to approximately 3 million units in 2003. Several factors contributed favorably to net sales during 2003 including:

  •
  The Retail segment's net sales grew to $621 million during 2003 from $283 million in 2002, an increase of 119%. While the Company's customers may have elected to purchase product from their local Apple Retail store rather than through other preexisting sales channels in the U.S., the Company believes that a substantial portion of the Retail segment's net sales was incremental to total net sales. See additional comments below related to the Retail segment under the heading "Segment Operating Performance."

  •
  Net sales of iPods rose $202 million or 141% during 2003 compared to 2002. This increase was experienced by all of the Company's operating segments. iPod sales during 2003 were favorably affected by the introduction of substantially redesigned new models, which were compatible with both Macintosh and Windows operating systems. The Company's iPod digital music player is sold by a variety of resellers, many of which do not currently market the Company's Macintosh systems. The Company expanded this distribution network during 2003, which contributed to the 2003 increase in iPod unit sales of 146%.

  •
  The Company also experienced an increase in net sales of peripherals and other hardware totaling $164 million or 31% during 2003 compared to 2002, reflecting an overall increase in net sales of other computer accessories including AirPort cards and base stations, which facilitate wireless connectivity; third party digital cameras and printers; and a number of portable computer related accessories.

  •
  Net sales of other music products, including sales associated with the iTunes Music Store and iPod related services and accessories, increased $32 million or 800% during 2003 compared to 2002. This increase was due primarily to the introduction of the iTunes Music Store for the Macintosh operating system in April 2003 and higher sales of iPod services and accessories consistent with the increase in iPod net sales and unit sales during 2003.

  •
  Although total Macintosh unit sales were down 3% in 2003, unit sales of the Company's portable systems were relatively strong primarily due to the 69% or 247,000 unit increase in PowerBook unit sales, slightly offset by a 4% or 30,000 unit decrease in iBook unit sales. The increase in PowerBook net sales of $468 million or 56% was due primarily to the success of the Company's new 12-inch, 15-inch and 17-inch models that were introduced during 2003. The decline in iBook consumer portable sales during 2003 was primarily due to a lower average price per unit. Portable systems represented 42% of all Macintosh systems sold in 2003 versus 33% in 2002, which reflected an overall industry trend towards portable systems.

  •
  The Company's average net sales per Macintosh unit sold increased 2% to $1,491 in 2003 as a result of various changes in overall unit mix towards relatively higher-priced PowerBook systems and increases direct sales primarily from the Company's retail and online stores, offset by somewhat lower year-over-year pricing on comparable Macintosh systems for most of the Company's Macintosh product lines in response to industry pricing pressure, particularly with the Company's iBook consumer portable systems. PowerBook and Power Macintosh systems accounted for 42% of total unit sales in 2003 versus 36% in 2002.

  •
  Net sales of software increased $55 million or 18% during 2003 compared to the prior year and reflected higher net sales of Apple-branded application and server software and third-party software. Net sales of Apple-branded application and server software increased due to the introduction of several new software titles during fiscal 2003 including Final Cut Express, iLife, and Keynote, as well as from higher sales of software related to recent acquisitions including PowerSchool and Emagic. Growth in net sales of third-party software during 2003 was particularly strong in the Americas Segment due to strong sales of software by the Company's online store and its Retail segment.

  •
  Service and other sales rose $55 million or 24% during 2003 which primarily resulted from significant year-over-year increases in net sales associated with APP extended maintenance and support services, as well as the Company's Internet related services. Increased net sales associated with APP were primarily the result of increasing attach rates over the last several years. Increased net sales associated with Internet services were due to increased net sales of the Company's .Mac Internet service.

Offsetting the favorable factors discussed above, the Company's net sales during 2003 were negatively impacted by the following factors:

  •
  Total unit sales of desktop systems fell 15% during 2003 compared to 2002. iMac systems unit sales declined 16% from 2003 to 2002 resulting from a shift in sales away from desktop systems in favor of portables. Also, the flat panel iMac form factor available during fiscal 2003 was in the eighth quarter of its life cycle by the end of 2003.

  •
  Unit sales of Power Macintosh systems fell 13% during 2003 compared to 2002. For the first nine months of 2003 compared to the same period in 2002, unit sales of Power Macintosh systems decreased 24%, which was representative of the decline of Power Macintosh systems sales experienced by the Company during recent years and was also believed to be attributable to delays in purchasing pending the release of the Power Mac G5. As expected, this trend reversed in the fourth quarter of 2003 with unit sales increasing 26% during the quarter as compared to the same period in the prior year due largely to the new Power Mac G5, which the Company introduced in June 2003 and began shipping at the end of fiscal 2003. The decline in Power Macintosh sales over the previous several years also reflects the shift in sales to portable systems, particularly PowerBooks. In addition, the Company believes that weak economic conditions over the past several years had a pronounced negative impact on its professional and creative customers. Additionally, some of the Company's professional and creative customers may have delayed upgrades of their systems in anticipation of certain software vendors transitioning their professionally oriented Macintosh software applications to run natively on Mac OS X.

  •
  The Company experienced ongoing weakness in its U.S. education channel during 2003. Net sales and unit sales in U.S. education during 2003 were down 4% and 6%, respectively, as compared to 2002. This decline was due to a decrease in K-12 sales, partially offset by an increase in higher education sales. Net sales declined primarily as a result of a continued shift in mix away from higher priced Power Macintosh and iMac systems towards lower priced eMac and iBook systems, although the Company did experience a significant increase in sales of its PowerBook systems primarily to higher education customers. Portable systems accounted for approximately 43% of total unit sales in the education channel during 2003, as compared to approximately 34% in 2002.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company's reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company's Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan and excludes revenue from the Company's own retail stores in Japan, which is included in the Company's Retail segment. The Retail segment operated Apple-owned retail stores in the U.S. and Japan during fiscal 2004. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements at Note 11, "Segment Information and Geographic Data."

Americas

During fiscal 2004, net sales in the Americas segment grew 26% or $838 million compared to fiscal 2003. The increase in net sales during 2004 was primarily attributable to the significant year-over-year increase in iPod sales as well as strong sales of peripherals, software, and services. This increase was partially offset by a shift in sales to the Retail segment, which had 84 stores in the U.S. as of the end of fiscal 2004. Macintosh unit sales also increased by 4% in fiscal 2004 compared to 2003, driven primarily by strong sales of portable and Power Macintosh systems, partially offset by continued weakness in iMac sales. During 2004 and 2003, the Americas segment represented approximately 49% and 51%, respectively, of the Company's total net sales and represented approximately 51% and 54%, respectively, of total Macintosh unit sales. As noted above, the Company experienced an increase in U.S. education channel net sales of 19% for fiscal 2004 compared to 2003. Strong U.S. education net sales for the current year relate primarily to strength in higher education net sales that resulted from a successful back-to-school selling season with strong demand for the Company's portables. This strength drove year-over-year growth in net sales of 40% for the higher education channel during fiscal 2004. The Company's K-12 net sales grew year-over-year by 3% during fiscal 2004, despite the challenges in the K-12 market from continued budget constraints and increased competition, due to the Company's continued focus and success with delivering 1:1 education solutions.

Net sales in the Americas segment during 2003 increased $50 million or 2% compared to 2002. During 2003 and 2002, the Americas segment represented approximately 51% and 55%, respectively, of the Company's total net sales and represented approximately 54% and 56%, respectively, of total Macintosh unit sales. The results of the Americas segment are similar to the overall results of the Company as they reflect substantially lower unit sales and net sales of Power Macintosh systems and iMac systems, partially offset by increases in unit sales and net sales of PowerBooks. The net sales of the Americas segment, and the Company in total, also reflect substantially higher sales of iPods, peripherals, software, and services during 2003 compared to 2002. The Americas segment had been negatively affected by weakness in its U.S. education channel during 2003. Total net sales and unit sales in the U.S. education channel during 2003 were down 4% and 6%, respectively, compared to the same period in 2002. The Company believes this decline was caused by increased competition in the education market and by a reduction in spending by U.S. educational institutions due to federal and state funding concerns and tax revenue shortfalls resulting from the weak economy. Additionally, some of the decline during 2003 in net sales and unit sales of Macintosh systems in the Americas segment may be the result of the operation of the Company's Retail segment whose net sales, all of which occurred within the U.S., increased significantly during 2003.

Europe

Net sales in Europe rebounded in fiscal 2004 increasing $490 million or 37% from 2003. Total Macintosh unit sales in Europe also experienced growth during the current year by increasing 13% in fiscal 2004 compared to 2003. Consistent with the Americas segment, Europe experienced strong net sales across all product lines, except for the iMac systems. Demand in Europe during fiscal 2004 was particularly strong for the Company's Power Macintosh systems and portable Macintosh systems, which experienced year-over-year increases of 29% and 42%, respectively. Similar to the results of the Company's other segments, net sales of iPods, peripherals and software were strong in fiscal 2004.

Net sales in Europe increased $58 million or 5% during 2003 as compared to 2002 while Macintosh unit sales declined by 5% during the same period. Europe's operating results were consistent with the trend experienced in the Americas and by the Company as a whole. Europe experienced weakened demand for Power Macintosh, iMac and iBook systems in 2003, partially offset by strong demand for PowerBooks whose net sales increased by 48% or $100 million from 2002. Europe also realized increased sales of iPods, peripherals, software, and services.

Japan

The Japan segment continues to be a challenge for the Company, with four consecutive years of year-over-year declines in both net sales and Macintosh unit sales. Japan's net sales and unit sales were down 3% and 14%, respectively during fiscal 2004 compared to 2003, continuing to lag behind all of the Company's other operating segments. These decreases in net sales and unit sales are believed to be attributable in part to a shift in sales from the Japan segment to the Retail segment as a result of the opening of two stores in Japan in fiscal 2004. In addition, such decreases may have been related to delayed computer system upgrades by some professional and creative customers who were awaiting the release of Quark XPress 6 for Mac OS X, which did not occur until September 2004. The decrease in net sales was partially offset by strong iPod and iBook sales during fiscal 2004 compared to 2003.

Net sales in Japan decreased $12 million or 2% during 2003 as compared to the same period in 2002, the weakest year-to-date performance of any of the Company's operating segments. Japan's Macintosh unit sales were particularly weak in 2003, declining 12%, and were primarily attributable to lower sales of iMac and iBook systems, partially offset by an increase in PowerBook sales as well as higher sales of iPods, and peripherals and other hardware. Japan's Macintosh unit sales remained significantly below the segment's historic levels due to economic conditions that remained particularly negative in Japan.

Retail

The Company opened 21 new retail stores during 2004, including its first two international stores in Tokyo and Osaka, Japan, bringing the total number of open stores to 86 as of September 25, 2004. This compares to 65 open stores as of September 27, 2003 and 40 open stores as of September 28, 2002. During the first quarter of 2005, the Company anticipates opening approximately 14 additional stores to end the calendar year at approximately 100 stores. Approximately half of the stores expected to open during the first quarter of 2005 will be in the new "mini" store design, which is the Company's smallest store format to date; allowing it to be placed in a variety of new locations to introduce the Company's innovative products to even more customers. The Company also opened its third international store in London, England during the first quarter of 2005.

Net sales of the Retail segment grew to $1.185 billion during 2004 from $621 million and $283 million, in 2003 and 2002, respectively. The increases in net sales during both 2004 and 2003 reflect the impact of new store openings for each fiscal year, including the opening of 21 new stores in 2004 and 25 new stores in 2003. An increase in average revenue per store also contributed to the segment's strong sales in fiscal 2004. With an average of 76 stores open during 2004, the Retail segment achieved annualized revenue per store of approximately $15.6 million, as compared to $11.5 million in 2003 with a 54 store average and $10.2 million in 2002 with a 28 store average.

As measured by the Company's operating segment reporting, the Retail segment reported profit of $39 million during fiscal 2004 as compared to losses of $5 million and $22 million during 2003 and 2002, respectively. This improvement is primarily attributable to the segment's year-over-year increase in average quarterly revenue per store, the impact of opening new stores, and the segment's year-over-year increase in net sales, which resulted in higher leverage on occupancy, depreciation and other fixed costs.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment were $104 million in fiscal 2004, bringing the total capital expenditures since inception of the Retail segment to approximately $394 million. As of September 25, 2004, the Retail segment had approximately 2,100 employees and had outstanding operating lease commitments associated with retail store space and related facilities of approximately $436 million. The Company would incur substantial costs should it choose to terminate its Retail segment or close individual stores. Such costs could adversely affect the Company's results of operations and financial condition.

Gross Margin

Gross margin for the three fiscal years ended September 25, 2004 are as follows (in millions, except gross margin percentages):

	2004	2003	2002
Net sales	$8,279	$6,207	$5,742
Cost of sales	6,020	4,499	4,139

Gross margin	$2,259	$1,708	$1,603

Gross margin percentage	27.3%	27.5%	27.9%

Gross margin declined in fiscal 2004 to 27.3% of net sales from 27.5% of net sales in 2003. The Company's gross margin during fiscal 2004 declined due to an increase in mix towards lower margin iPod and iBook sales, pricing actions on certain Power Macintosh G5 models that were transitioned during the beginning of 2004, higher warranty costs on certain portable Macintosh products, and higher freight and duty costs during fiscal 2004. These unfavorable factors were partially offset by an increase in direct sales and a 39% year-over-year increase in higher margin software sales.

The Company anticipates that its gross margin and the gross margin of the overall personal computer and consumer electronics industries will remain under pressure throughout fiscal 2005 in light of price competition, especially for the iPod product line. The Company also expects to continue to incur air freight charges, which negatively impact gross margins on the iMac and other products during the first quarter of 2005 and possibly beyond.

The foregoing statements regarding the Company's expected gross margin during 2005, general demand for personal computers, anticipated air freight charges, and future economic conditions are forward- looking. There can be no assurance that current gross margins will be maintained or targeted gross margin levels will be achieved. In general, gross margins and margins on individual products, including iPods, will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company's product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these downward pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage product quality and warranty costs and to stimulate demand for certain of its products. The Company's operating strategy and pricing take into account anticipated changes in foreign currency exchange rates over time; however, the Company's results of operations can be significantly affected in the short-term by fluctuations in exchange rates.

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

Operating Expenses

Operating expenses for the three fiscal years ended September 25, 2004 are as follows (in millions, except for percentages):

	2004	2003	2002
Research and development	$489	$471	$446
Percentage of net sales	6%	8%	8%
Selling, general, and administrative expenses	$1,421	$1,212	$1,109
Percentage of net sales	17%	20%	19%
Restructuring costs	$23	$26	$30
Purchased in-process research and development	—	—	$1

Research and Development (R&D)

The Company recognizes that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company's core business strategy. The Company has historically relied upon innovation to remain competitive. R&D expense amounted to approximately 6% of total net sales during fiscal 2004 down from 8% of total net sales in both 2003 and 2002. This decrease is due to the significant increase of 33% in total net sales of the Company for fiscal 2004. Although R&D expense decreased as a percentage of total net sales in fiscal 2004, actual expenditures for R&D in fiscal 2004 increased $18 million or 4% from fiscal 2003, which follows a 6% or $25 million increase in 2003 compared to 2002. The overall increase in R&D expense relates primarily to increased headcount and support for new product development activities and the impact of employee salary merit increases in 2004. R&D spending also included capitalized software development costs of approximately $4.5 million related to the development of Mac OS X Tiger and $2.3 million related to the development of FileMaker Pro 7 in 2004; $14.7 million related to the development of Mac OS X Panther in 2003; and approximately $13.3 million associated with the development of Mac OS X Jaguar and approximately $6 million associated with the PowerSchool enterprise student information system in 2002. Further information related to the Company's capitalization of software development costs may be found in Part II, Item 8 of this Form 10-K at Note 1 of Notes to Consolidated Financial Statements.

Selling, General, and Administrative Expense (SG&A)

Expenditures for SG&A increased $209 million or 17% during 2004 compared to 2003. These increases are due primarily to the Company's continued expansion of its Retail segment in both domestic and international markets, a current year increase in discretionary spending on marketing and advertising, an increase in amortization costs associated with restricted stock compensation, and higher direct and channel selling expenses resulting from the increase in net sales and employee salary merit increases. SG&A as a percentage of total net sales in 2004 was 17%, down from 20% in 2003. This decrease is due to the increase of 33% in total net sales of the Company for fiscal 2004, reflecting leverage on the Company's fixed costs.

SG&A increased $103 million or 9% during 2003 as compared to 2002 due primarily to the Company's continued expansion of the Retail segment and increases in headcount. The overall increase was partially offset by a decrease in 2003 discretionary spending on marketing and advertising and by savings resulting from the 2003 and 2002 restructuring activities described below.

Fiscal 2004 Restructuring Actions

The Company recorded total restructuring charges of approximately $23 million during the year ended September 25, 2004, including approximately $14 million in severance costs, $5.5 million in asset impairments, and a $3.5 million charge for lease cancellations. Of the $23 million charge, $14.3 million had been spent by the end of 2004, with the remaining $8.7 million consisting of $5.2 million for employee severance benefits and $3.5 million for lease cancellations.

During the fourth quarter of 2004, the Company recognized restructuring expense of $5.5 million. In conjunction with the European workforce reduction during the second quarter of 2004, the Company vacated a leased sales facility during the fourth quarter of 2004 resulting in a charge of $3.7 million for contract termination and asset impairment costs. The Company also recognized employee termination costs of $1.8 million related to the elimination of non-essential positions, principally in Europe. In addition, the Company reversed $400,000 of excess restructuring expense from prior periods related primarily to lower than expected disposal costs on Sacramento manufacturing-related fixed assets. The net cost of the restructuring plans for the fourth quarter of 2004 was $5.1 million, of which $300,000 had been paid prior to the end of 2004. These actions will result in the termination of 54 positions, 4 of which had been terminated prior to the end of 2004.

During the third quarter of 2004, the Company finalized restructuring plans related to closing Company-owned manufacturing activities in Sacramento. In addition, the Company's management approved restructuring plans related to certain headcount reductions primarily for various sales and marketing activities principally in the U.S. Total cost of the restructuring plan for the third quarter of 2004 was $7.9 million, of which $7.2 million had been paid prior to the end of 2004. These actions will result in the termination of 83 positions, 77 of which had been terminated prior to the end of 2004.

The closing of manufacturing operations in Sacramento resulted in the elimination of 67 positions for a severance cost of $1.9 million and write-off of $5.3 million in manufacturing-related fixed assets whose use ceased during the third quarter of 2004. Termination of sales and marketing activities, principally in the U.S., resulted in severance of $0.7 million for the elimination of 16 positions.

During the second quarter of 2004, the Company's management approved restructuring plans related to the termination of Company-owned manufacturing activities in Sacramento and headcount reductions related primarily to various sales and marketing activities in the U.S. and Europe. Total cost of the actions was $9.6 million for the termination of 348 positions. As of the end of the fourth quarter of 2004, $6.8 million had been spent and 310 positions had been eliminated related to these actions.

The Company estimates the closing of the Sacramento manufacturing operations will result in reduced ongoing quarterly operating expenses of approximately $2 million. In addition, the Company estimates that the remaining restructuring actions taken in fiscal 2004 will ultimately result in reduced ongoing quarterly operating expenses of approximately $6 million.

Fiscal 2003 Restructuring Actions

The Company recorded total restructuring charges of approximately $26.8 million during the year ended September 27, 2003, including approximately $7.4 million in severance costs, a $5.0 million charge to write-off deferred compensation, $7.1 million in asset impairments and a $7.3 million charge for lease cancellations. Of the $26.8 million charge, all had been spent by the end of 2004, except for approximately $3.0 million related to operating lease costs on abandoned facilities. During the third quarter of 2003, approximately $500,000 of the amount originally accrued for lease cancellations was determined to be in excess due to the sublease of a property sooner than originally estimated and an approximately $500,000 shortfall was identified in the severance accrual due to higher than expected severance costs related to the closure of the Company's Singapore manufacturing operations. These adjustments had no net effect on reported operating expense.

During the second quarter of 2003, the Company's management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million, including $2.4 million in severance costs and $400,000 for asset write-offs and lease payments on an abandoned facility. Actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company's Americas and Europe operating segments and further reductions associated with PowerSchool-related activities in the Americas operating segment, including an accrual for asset write-offs and lease payments on an abandoned facility. The second quarter actions resulted in the termination of 93 employees.

During the first quarter of 2003, the Company's management approved and initiated restructuring actions with a total cost of $24 million that resulted in the termination of manufacturing operations at the Company-owned facility in Singapore, further reductions in headcount resulting from the shift in PowerSchool product strategy that took place at the end of fiscal 2002, and termination of various sales and marketing activities in the U.S. and Europe. These restructuring actions resulted in the elimination of 260 positions worldwide.

Closure of the Company's Singapore manufacturing operations resulted in severance costs of $1.8 million and costs of $6.7 million to write-off manufacturing related fixed assets, whose use ceased during the first quarter. PowerSchool related costs included severance of approximately $550,000 and recognition of $5 million of previously deferred stock compensation that arose when PowerSchool was acquired by the Company in 2001 related to certain PowerSchool employee stockholders who were terminated in the first quarter of 2003. Termination of sales and marketing activities and employees, principally in the U.S. and Europe, resulted in severance costs of $2.8 million and accrual of costs associated with operating leases on closed facilities of $6.7 million. The total net restructuring charge of $23 million recognized during the first quarter of 2003 also reflects the reversal of $600,000 of unused restructuring accrual originally made during the first quarter of 2002.

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

Purchased In-Process Research and Development (IPR&D)

During 2002, the Company acquired Emagic GmbH, a provider of professional software solutions for computer based music production, for approximately $30 million in cash; $551,000 of which was allocated to IPR&D. The amount of the purchase price allocated to IPR&D was expensed upon acquisition, because the technological feasibility of products under development had not been established and no alternative future uses existed. The fair value of the IPR&D was determined using the income approach, which reflects the projected free cash flows that will be generated by the IPR&D projects and that are attributable to the acquired technology, and discounting the projected net cash flows back to their present value using a discount rate of 25%.

Other Income and Expense

Other income and expense for the three fiscal years ended September 25, 2004 are as follows (in millions):

	2004	2003	2002
Gains (losses) on non-current investments, net	$4	$10	$(42)

Interest income	$64	$69	$118
Interest expense	(3)	(8)	(11)
Gains on sales of short term investments, net	1	21	7
Other income (expense), net	(9)	(5)	(2)
Gain on forward purchase agreement	—	6	—

Interest and other income, net	$53	$83	$112

Total other income and expense	$57	$93	$70

Gains and Losses on Non-current Investments

Over the course of the last three years, the Company has held investments that were classified as available-for-sale in EarthLink Inc. (EarthLink), Akamai Technologies, Inc. (Akamai), ARM Holdings plc (ARM) and certain investments in private companies. Further information related to the Company's non-current debt and equity investments may be found in Part II, Item 8 of this Form 10-K at Note 2 of Notes to Consolidated Financial Statements.

During 2004, the Company sold its remaining 986,000 shares of Akamai stock. The transaction generated proceeds of approximately $5 million and a gain before taxes of approximately $4 million. As of September 25, 2004, the Company does not have any non-current public company investments reflected in its consolidated balance sheet.

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

During 2002, the Company determined that declines in the fair value of certain investments were other-than-temporary. As a result, the Company recognized a $44 million charge to earnings to writedown the basis of its investment in EarthLink, a $6 million charge to earnings to writedown the basis of its investment in Akamai, and a $15 million charge to earnings to writedown the basis of its investment in a private company investment. These losses in 2002 were partially offset by the sale of 117,000 shares of EarthLink stock for net proceeds of $2 million and a gain before taxes of $223,000, the sale of 250,000 shares of Akamai stock for net proceeds of $2 million and a gain before taxes of $710,000, and the sale of approximately 4.7 million shares of ARM stock for both net proceeds and a gain before taxes of $21 million.

Interest and Other Income, Net

Total interest and other income, net decreased $30 million or 36% to $53 million during fiscal 2004 compared to $83 million in 2003 and $112 million in 2002. These decreases are attributable primarily to declining investment yields on the Company's cash and short-term investments resulting from lower market interest and a shortening of the average maturity of the Company's investment portfolio, as well as lower gains on sales of short-term investments in fiscal 2004. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments fell to 1.38% in 2004 compared to the 1.89% and 2.85% rates earned during 2003 and 2002, respectively. The Company occasionally sells short-term investments prior to their stated maturities. As a result of such sales, the Company recognized net gains of $1 million, $21 million and $7 million during fiscal 2004, 2003 and 2002, respectively. The decrease in total interest and other income, net during fiscal 2003 was also offset by the $6 million gain related to the forward purchase agreement during the fourth quarter of 2003 which is further discussed below under the heading "Cumulative Effects of Accounting Changes."

Interest expense consisted primarily of interest on the Company's $300 million aggregate principal amount unsecured notes, which were repaid upon their maturity in February 2004, partially offset by amortization of deferred gains realized in 2002 and 2001 that resulted from the closure of swap positions associated with the unsecured notes. The unsecured notes were sold at 99.925% of par for an effective yield to maturity of 6.51%. Total deferred gain resulting from the closure of debt swaps of approximately $23 million was fully amortized as of the notes' maturity in February 2004.

Provision for Income Taxes

The Company's effective tax rate for the year ended September 25, 2004 was approximately 28%. The Company's effective rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. As of September 25, 2004, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $647 million before being offset against certain deferred tax liabilities and a valuation allowance for presentation on the Company's balance sheet. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, will be sufficient to fully recover the remaining net deferred tax assets. As of September 25, 2004, a valuation allowance of $30 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates principally to the operating loss carryforwards acquired from NeXT and other acquisitions, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Internal Revenue Service (IRS) has completed its field audit of the Company's federal income tax returns for all years prior to 2001 and proposed certain adjustments. Certain of these adjustments are being contested through the IRS Appeals Office. Substantially all IRS audit issues for these years have been resolved. In addition, the Company is also subject to audits by state, local, and foreign tax authorities. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

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

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104 clarifies existing guidance regarding revenue contracts that contain multiple deliverables to make it consistent with Emerging Issues Task Force (EITF) No. 00-21. The adoption of SAB 104 did not have a material impact on the Company's results of operations or financial position.

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46R, a revision to FIN 46, Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company's results of operations or financial position.

In March 2004, the FASB issued EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on its results of operations or financial position.

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

On March 31, 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. If adopted, it is currently anticipated that the proposed Statement would be effective for the Company beginning in its fourth fiscal quarter of 2005.

At the Company's annual shareholders meeting on April 24, 2003, shareholders approved a proposal requesting that the Company's Board of Directors (the Board) establish a policy of expensing the value of all future employee stock options issued by the Company. The Board and management appreciate and take seriously the views expressed by the Company's shareholders. The Company decided not to expense the value of employee stock options until the FASB finalizes its new accounting standard on the matter, which may play a significant role in determining the fair value of and accounting for employee stock options. The Company monitors progress at the FASB and other developments with respect to the general issue of employee stock compensation. The Company is currently reviewing the potential impact from the guidance of the proposed statement, which may require the Company to recognize substantially more compensation expense in future periods that could have a material adverse impact on the Company's future results of operations. The accounting impact had the Company chosen to apply the fair-value recognition provisions of SFAS No. 123, instead of the recognition provisions under APB Opinion No. 25, is described in Part II, Item 8 of this Form 10-K at Note 1 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the last three fiscal years (dollars in millions):

	2004	2003	2002
Cash, cash equivalents, and short-term investments	$5,464	$4,566	$4,337
Accounts receivable, net	$774	$766	$565
Inventory	$101	$56	$45
Working capital	$4,375	$3,530	$3,730
Days sales in accounts receivable (DSO) (a)	30	41	36
Days of supply in inventory (b)	5	4	4
Days payables outstanding (DPO) (c)	76	82	77
Annual operating cash flow	$934	$289	$89

  (a)
  DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

  (b)
  Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

  (c)
  DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of September 25, 2004, the Company had $5.464 billion in cash, cash equivalents, and short-term investments, an increase of $898 million over the same balances at the end of fiscal 2003. The principal components of this increase were cash generated by operating activities of $934 million and proceeds of $427 million from the issuance of common stock under stock plans, partially offset by cash used to repay the Company's outstanding debt of $300 million and purchases of property, plant, and equipment of $176 million. The Company's short-term investment portfolio is primarily invested in high credit quality, liquid investments. Approximately $3.2 billion of this cash, cash equivalents, and short-term investments are held by the Company's foreign subsidiaries and would be subject to U.S. income taxation on repatriation to the U.S. The Company is currently assessing the impact of the one-time favorable foreign dividend provisions recently enacted as part of the American Jobs Creation Act of 2004, and may decide to repatriate earnings from some of its foreign subsidiaries.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Debt

In February 2004, the Company retired $300 million of debt outstanding in the form of 6.5% unsecured notes. The notes were originally issued in 1994 and were sold at 99.9925% of par for an effective yield to maturity of 6.51%. The Company currently has no long-term debt obligations.

Capital Expenditures

The Company's total capital expenditures were $176 million during fiscal 2004, $104 million of which were for retail store facilities and equipment related to the Company's Retail segment and $72 million of which were primarily for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $240 million for capital expenditures during 2005, approximately $125 million of which is expected to be utilized for further expansion of the Company's Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million. In August 2003, the Company settled this agreement prior to its maturity, at which time the Company's common stock had a fair value of $22.81. Other than this forward purchase transaction, the Company has not engaged in any transactions to repurchase its common stock since fiscal 2000. Since inception of the stock repurchase plan, the Company had repurchased a total of 6.55 million shares at a cost of $217 million. The Company was still authorized to repurchase up to an additional $283 million of its common stock as of September 25, 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

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

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 25, 2004 and excludes amounts already recorded on the Company's balance sheet as current liabilities (in millions):

	TOTAL	Payments Due in Less Than 1 year	Payments Due in 1-3 years	Payments Due in 4-5 years	Payments Due in More Than 5 years
Operating Leases	$617	$89	$170	$126	$232
Purchase Obligations	1,112	1,112	—	—	—
Asset Retirement Obligations	12	—	1	2	9
Other Obligations	24	14	10	—	—

Total	$1,765	$1,215	$181	$128	$241

Lease Commitments

As of September 25, 2004, the Company had total outstanding commitments on noncancelable operating leases of approximately $617 million, $436 million of which related to the lease of retail space and related facilities. Remaining terms on the Company's existing operating leases range from 2 to 16 years.

Purchase Obligations

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company's products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 130 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company's forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. The nature of the Company's outstanding third-party manufacturing commitments and component purchase commitments has not changed significantly since the end of its fiscal 2003. As of September 25, 2004, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $1.1 billion.

Asset Retirement Obligations

The Company's asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 25, 2004, the Company estimates that gross expected future cash flows of approximately $12 million would be required to fulfill these obligations.

Other Obligations

The Company's other obligations of approximately $24 million are primarily related to telecommunications services.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a liability related to unresolved infringement claims subject to indemnification that would have a material adverse affect on its financial condition, liquidity or results of operations.

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

The Company's operating performance depends significantly on general economic conditions in the U.S. and abroad. Over the past several years, demand for the Company's products has been negatively impacted by difficult global economic conditions. Additionally, some of the Company's education customers appeared to be delaying technology purchases due to concerns about the overall impact of the weaker economy and state budget deficits on their available funding. Although recent macroeconomic trends seem to indicate an economic recovery, continued uncertainty about future economic conditions makes it difficult to forecast future demand for the Company's products and related operating results. Should global and/or regional economic conditions deteriorate, demand for the Company's products could be adversely affected, as could the financial health of its suppliers, distributors, and resellers.

War, terrorism, public health issues or other business interruptions could disrupt supply, delivery or demand of products, which could negatively affect the Company's operations and performance.

War, terrorism, public health issues and other business interruptions whether in the U.S. or abroad, have caused and could continue to cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, the Company, and the Company's suppliers or customers. The Company's major business operations are subject to interruption by earthquake, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, medical conditions, and other events beyond its control. The majority of the Company's research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. Because the Company does not carry earthquake insurance for direct quake-related losses, the Company's operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or manmade disaster.

Although it is impossible to predict the occurrences or consequences of any such events, such events could result in a decrease in demand for the Company's products, make it difficult or impossible to deliver products to its customers or to receive components from its suppliers, and could create delays and inefficiencies in the Company's supply chain. In addition, should major public health issues, including epidemics, arise the Company could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company's manufacturing vendors and component suppliers. The Company's operating results and financial condition have been, and in the future may continue to be, adversely affected by these events.

The market for personal computers and related peripherals and services, as well as digital music devices and related services, is highly competitive. If the Company is unable to effectively compete in these markets, its results of operations could be adversely affected.

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, and a large number of competitors. Over the past several years, price competition in the market for personal computers and related peripherals has been particularly intense. The Company's competitors who sell Windows and Linux based personal computers have aggressively cut prices and lowered their product margins in order to gain or maintain market share in response to the weakness in demand that began in the second half of calendar 2000 for personal computing products. The Company's results of operations and financial condition have been, and in the future may continue to be, adversely affected by these and other industry-wide pricing pressures and downward pressures on gross margins.

The personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional personal computers may compete for market share with the Company's existing products. Several competitors of the Company have either targeted or announced their intention to target certain of the Company's key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing. Several of the Company's competitors have introduced or announced plans to introduce digital music products and/or online stores offering digital music distribution that mimic many of the unique design, technical features, and solutions of the Company's products. The Company has a significant number of competitors, many of whom have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company. Additionally, there has been a trend towards consolidation in the personal computer industry that has resulted in larger and potentially stronger competitors in the Company's markets.

The Company is currently the only maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers utilizing other competing operating systems, including Windows and Linux. The Company's future operating results and financial condition are substantially dependent on its ability to continue to develop improvements to the Macintosh platform in order to maintain perceived design and functional advantages over competing platforms.

The Company is currently focused on market opportunities related to digital music distribution and related consumer electronic devices, including iPods. The Company faces increasing competition from other companies promoting their own digital music products and distribution services and free peer-to-peer music services. These competitors include both new entrants with novel market approaches, such as subscription services models, and also larger companies that may have greater technical, marketing, distribution and other resources than those of the Company, as well as established hardware, software and music content supplier relationships. Failure to effectively compete could negatively affect the Company's operating results and financial position. There can be no assurance that the Company will be able to continue to provide products and services that effectively compete in these markets or successfully distribute and sell digital music outside the U.S. The Company may also have to respond to price competition by lowering prices and/or increasing features which could adversely affect the Company's music product gross margins as well as overall Company gross margins.

The Company also faces increased competition in the U.S. education market. Sales in the U.S. to both elementary and secondary schools, as well as for college and university customers, remain a core market for the Company. Uncertainty in this channel remains as several competitors of the Company have either targeted or announced their intention to target the education market for personal computers, which could negatively affect the Company's market share. In an effort to regain market share and remain competitive, the Company has been and will continue to pursue one-to-one (1:1) learning solutions in education. The Company's 1:1 learning solutions are a complete solution consisting of an iBook portable system for every student and teacher along with a wireless network connected to a central server. These 1:1 learning solutions and other strategic sales are generally priced more aggressively and could result in significantly less profitability or even in financial losses, particularly for larger deals. Although the Company believes it has taken certain steps to strengthen its position in the education market, there can be no assurance that the Company will be able to increase or maintain its share of the education market or execute profitably on large strategic arrangements. Failure to do so may have an adverse impact on the Company's operating results and financial condition.

The Company must successfully manage frequent product introductions and transitions in order to remain competitive and effectively stimulate customer demand.

Due to the highly volatile and competitive nature of the personal computer and consumer electronics industries, which are characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of the Company's existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; the Company's ability to manage the risks associated with product transitions, including production ramp issues; the availability of application software for new products; the effective management of inventory levels in line with anticipated product demand; the availability of products in appropriate quantities to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect that new products will have on its sales or results of operations.

The Company's products, from time to time, experience quality problems that can result in decreased net sales and operating profits.

The Company sells highly complex hardware and software products that can contain defects in design and manufacture. Sophisticated operating system software and applications, such as those sold by the Company, often contain "bugs" that can unexpectedly interfere with the operation of the software. Defects may also occur in components and products the Company purchases from third-parties. There can be no assurance that the Company will be able to detect and fix all defects in the hardware and software it sells.

Failure to do so could result in lost revenue, loss of reputation, and significant warranty and other expense to remedy.

Because orders for components, and in some cases commitments to purchase components, must be placed in advance of customer orders, the Company faces substantial inventory risk.

The Company records a write-down for inventories of components and products that have become obsolete or are in excess of anticipated demand or net realizable value and accrues necessary reserves for cancellation fees of orders for inventories that have been cancelled. Although the Company believes its inventory and related provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the computer and consumer electronics industries, no assurance can be given that the Company will not incur additional inventory and related charges. In addition, such charges have had, and may have, a material effect on the Company's financial position and results of operations.

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

Future operating results are dependent upon the Company's ability to obtain a sufficient supply of components, including microprocessors, some of which are in short supply or available only from limited sources.

Although most components essential to the Company's business are generally available from multiple sources, certain key components including microprocessors and ASICs are currently obtained by the Company from single or limited sources. Some key components (including without limitation DRAM, and TFT-LCD flat-panel displays), while currently available to the Company from multiple sources, are at times subject to industry-wide availability and pricing pressures. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers' yields have matured. The Company and other producers in the personal computer industry also compete for various components with other industries that have experienced increased demand for their products. The Company uses some components that are not common to the rest of the personal computer industry including certain microprocessors and ASICs. Continued availability of these components may be affected if producers were to decide to concentrate on the production of components other than those customized to meet the Company's requirements. If the supply of a key component were to be delayed or constrained on a new or existing product, the Company's results of operations and financial condition could be adversely affected.

The Company's ability to produce and market competitive products is also dependent on the ability and desire of IBM and Freescale Semiconductor, Inc. (formerly the Semiconductor Products Segment of Motorola, Inc.), the sole suppliers of the PowerPC RISC-based microprocessor for the Company's Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company's competitors by Intel Corporation and other developers and producers of microprocessors used by personal computers using other operating systems. Further, despite its efforts to educate the marketplace to the contrary, the Company believes that many of its current and potential customers believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by other operating systems and translates to slower overall system performance. There have been instances in recent years where the inability of the Company's suppliers to provide advanced PowerPC microprocessors in sufficient quantity has had significant adverse effects on the Company's results of operations. In addition, IBM is currently the Company's sole supplier of the PowerPC G5 processor, which is used in the Company's current Power Mac, Xserve, and iMac products. Freescale Semiconductor, Inc. is the sole supplier of the G4 processor, which is used in the Company's eMac and portable products. IBM has recently experienced manufacturing problems with the PowerPC G5 processor, which resulted in the Company delaying the shipment of various products and constrained certain product shipments during the second half of 2004. The inability of IBM to remedy these problems in a timely manner, avoid manufacturing problems in the future, and to deliver to the Company microprocessors in sufficient quantities with competitive price/performance features could further constrain shipments of products containing the G5 processor and could adversely affect the Company's results of operations and financial condition.

The Company is dependent on manufacturing and logistics services provided by third parties, many of whom are located outside of the U.S.

Most of the Company's products are manufactured in whole or in part by third-party manufacturers. In addition, the Company has outsourced much of its transportation and logistics management. While outsourcing arrangements may lower the cost of operations, they also reduce the Company's direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured or services rendered, or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain at least initially responsible to the ultimate consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company's future operating results and financial condition.

Final assembly of products sold by the Company is currently conducted in the Company's manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the Netherlands, the People's Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company's products and final assembly of substantially all of the Company's portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in Taiwan and China. If for any reason manufacturing or logistics in any of these locations is disrupted by events such as regional economic, business, environmental, medical, political, information technology system failures, or military actions, the Company's results of operations and financial condition could be adversely affected.

The Company's future operating performance is dependent on the performance of distributors and other resellers of the Company's products.

The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers, many of whom distribute products from competing manufacturers. In addition, the Company also sells many of its products and resells certain third-party products in most of its major markets directly to end users, certain education customers, and certain resellers through its online stores around the world and its retail stores. Many of the Company's significant resellers operate on narrow product margins and have been negatively affected by recent economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company's distribution and retail channel partners. The Company's business and financial results could be adversely affected if the financial condition of these resellers weaken, if resellers within consumer channels were to cease distribution of the Company's products, or if uncertainty regarding demand for the Company's products caused resellers to reduce their ordering and marketing of the Company's products. The Company has invested and will continue to invest in various programs to enhance reseller sales, including staffing selected resellers' stores with Company employees. These programs could require a substantial investment from the Company, while providing no assurance of return or incremental revenue to offset this investment.

Over the past several years, an increasing proportion of the Company's net sales have been made by the Company directly to end-users through its online stores around the world and through its retail stores in the U.S. and Japan. Some of the Company's resellers have perceived this expansion of the Company's direct sales as conflicting with their own business and economic interests as distributors and resellers of the Company's products. Perception of such a conflict could discourage the Company's resellers from investing additional resources in the distribution and sale of the Company's products or lead them to limit or cease distribution of the Company's products. The Company's business and financial results could be adversely affected if expansion of its direct sales to end-users causes some or all of its resellers to cease or limit distribution of the Company's products.

Further information regarding risks associated with Marketing and Distribution may be found in Part I, Item 1 of this Form 10-K under the heading "Markets and Distribution."

The Company relies on third-party music content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with third parties to offer their music content to customers through the Company's iTunes Music Store. The Company pays substantial fees to obtain the rights to offer to its customers this third-party music. Many of the Company's licensing arrangements with these third-party content providers are short-term in nature and do not guarantee the future renewal of these arrangements at commercially reasonable terms, if at all. Certain parties in the music industry have announced their intent to consolidate their music distribution operations, which could limit the availability and increase the fees required to offer music content to customers through the iTunes Music Store. Further, some third-party content providers currently, or may in the future, offer music products and services that compete with the Company's music products and services, and could take action to make it more difficult or impossible for the Company to license their music content in the future. If the Company is unable to continue to offer a wide variety of music content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach outside the U.S., then sales and gross margins of the Company's iTunes Music Store as well as related hardware and peripherals, including iPods, may be adversely affected.

Third-party content providers and artists require that the Company provide certain digital rights management solutions and other security mechanisms. If the requirements from content providers or artists change, then the Company may be required to further develop or license technology to address such new rights and requirements. There is no assurance that the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner, if at all, which could have a materially adverse effect on the Company's operating results and financial position.

The Company's future performance is dependent upon support from third-party software developers. If third-party software applications cease to be developed or available for the Company's hardware products, then customers may choose not to buy the Company's products.

The Company believes that decisions by customers to purchase the Company's personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software for particular applications such as Microsoft Office. The Company also believes the availability of third-party application software for the Company's hardware products depends in part on third-party developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus software for the larger Windows market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the Company's financial losses in prior years and the minority market share held by the Company in the personal computer market, as well as the Company's decision to end its Mac OS licensing program, have caused software developers to question the Company's prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. Moreover, there can be no assurance software developers will continue to develop software for Mac OS X, the Company's operating system, on a timely basis or at all.

In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers to develop, maintain, and upgrade similar or competitive software for the Company's products. The Company currently markets and sells a variety of software applications for use by professionals, consumers, and education customers that could influence the decisions of third-party software developers to develop or upgrade Macintosh-compatible software products. Software applications currently marketed by the Company include software for professional film and video editing, professional compositing and visual effects for large format film and video productions, professional music production and music post production, professional and consumer DVD encoding and authoring, consumer digital video and digital photo editing and management, digital music management, desktop-based database management, and high-quality presentations. The Company also markets an integrated productivity application that incorporates word processing, page layout, image manipulation, spreadsheets, databases, and presentations in a single application.

In August 1997, the Company and Microsoft Corporation entered into patent cross license and technology agreements. In addition, for a period of five years through August 2002, and subject to certain limitations related to the number of Macintosh computers sold by the Company, Microsoft was required to make versions of its Microsoft Office and Internet Explorer products for the Mac OS. Although Microsoft has released Microsoft Office and Internet Explorer for Mac OS X, Microsoft has not been obligated to produce future versions of its products subsequent to August 2002. While the Company believes its relationship with Microsoft has been and will continue to be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Company does compete directly with Microsoft in a number of key areas. Accordingly, Microsoft's interest in producing application software for the Mac OS following expiration of the agreements may be influenced by Microsoft's perception of its interests as the vendor of the Windows operating system and competing digital media applications, including music distribution service and technology. In June of 2003, Microsoft stated that it would no longer develop new versions of Internet Explorer for the Mac OS, subsequent to the Company's introduction during 2003 of its own web browser, Safari. Further discontinuance of products for the Macintosh platform, including Microsoft Office and other Microsoft products could have an adverse effect on the Company's net sales and results of operations.

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

Because of technological changes in the computer and consumer electronics industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company's products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company's future operating results and financial condition could be adversely affected. Information regarding certain claims and litigation involving the Company related to alleged patent infringement and other matters is set forth in Part I, Item 3 of this Form 10-K. In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would individually or in the aggregate have a material adverse effect on its results of operations, or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part I, Item 3 of this Form 10-K or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

The Company's retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through September 2004, the Company has opened 86 retail stores. The Company's retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 16 years, the majority of which are for 10 years. The Company could incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company's results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment's costs are fixed because of depreciation on store construction costs and lease expense. As a result, significant losses would result should the Retail segment experience a decline in sales for any reason.

Certain of the Company's stores have been designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company's more typical retail stores. The Company has opened seven such stores through November 2004. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 16 years with total commitments per location over the lease terms ranging from $25 million to $50 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company's results of operations and financial condition.

Many of the general risks and uncertainties the Company faces could also have an adverse impact on its Retail segment. Also, many factors unique to retail operations present risks and uncertainties, some of which are beyond the Company's control, that could adversely affect the Retail segment's future results, cause its actual results to differ from those currently expected, and/or have an adverse effect on the Company's consolidated results of operations. Potential risks and uncertainties unique to retail operations that could have an adverse impact on the Retail segment include, among other things, macro-economic factors that have a negative impact on general retail activity; inability to manage costs associated with store construction and operation; lack of consumer acceptance of the Company's retail approach; failure to attract new users to the Macintosh platform; inability to sell third-party hardware and software products at adequate margins; failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations outside the U.S.; costs associated with unanticipated fluctuations in the value of Apple-branded and third-party retail inventory; and inability to obtain quality retail locations at reasonable cost.

Investment in new business strategies and initiatives could disrupt the Company's ongoing business and may present risks not originally contemplated.

The Company may decide to invest in new business strategies or engage in acquisitions that complement the Company's strategic direction and product roadmap. Such endeavors may involve significant risks and uncertainties, including distraction of management's attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy; and unidentified issues not discovered in the Company's due diligence process. Because these new ventures are inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not materially adversely affect the Company's business, operating results or financial condition.

Declines in the sales of the Company's professional products or increases in sales of consumer products, including iPods, may negatively impact the Company's gross margin and operating margin percentages

Unit sales of the Company's professional products, including Power Macintosh and PowerBook systems, generally have higher gross margins than the Company's consumer products, including iMacs, iBooks, iPods, and content from the iTunes Music Store. A shift in sales mix away from higher margin professional products towards lower margin consumer products could adversely affect the Company's future gross margin and operating margin percentages. The Company's traditional professional customers may choose to buy consumer products, specifically the iMac G5 and iBook, instead of professional products. Professional users may choose to buy the iMac G5 due to its relative price performance, use of the same PowerPC G5 processor used in the Company's Power Macs, and unique design featuring a flat panel screen. Potential PowerBook customers may also choose to purchase iBooks instead due to their price performance and screen size. Additionally, significant future growth in iPod sales without corresponding growth in higher margin product sales could also reduce gross margin and operating margin percentages.

The Company believes that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers who are significant users of its professional systems. Also, it is likely that many of the Company's current and potential professional, creative, and small business customers, who are most likely to utilize professional systems, believe that the relatively slower MHz rating or clock speed of the microprocessors the Company utilizes in its Macintosh systems compares unfavorably to those utilized by other computer manufacturers and translates to slower overall system performance. These factors may result in an adverse impact to sales of the Company's professional products as well as to gross margin and operating margin percentages.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company's profit margins vary among its products and its distribution channels. The Company's direct sales, primarily through its retail and online stores, generally have higher associated profitability than its indirect sales. Additionally, the Company's direct channels have traditionally had more sales of software and higher priced hardware products, which generally have higher gross margins, than through its indirect channels. As a result, the Company's gross margin and operating margin percentages as well as overall profitability may be adversely impacted as a result of a shift in product, geographic or channel mix. In addition, the Company generally sells more products during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer industry. This sales pattern can produce pressure on the Company's internal infrastructure during the third month of a quarter and may adversely impact the Company's ability to predict its financial results accurately. Developments late in a quarter, such as lower-than-anticipated demand for the Company's products, an internal systems failure, or failure of one of the Company's key logistics, components suppliers, or manufacturing partners, can have significant adverse impacts on the Company and its results of operations and financial condition.

The Company has higher research and development and selling, general and administrative costs, as a percentage of revenue, than many of its competitors.

The Company's ability to compete successfully and maintain attractive gross margins and revenue growth is heavily dependent upon its ability to ensure a continuing and timely flow of innovative and competitive products and technologies to the marketplace. As a result, the Company incurs higher research and development costs as a percentage of revenue than its competitors who sell personal computers based on other operating systems. Many of these competitors seek to compete aggressively on price and maintain very low cost structures. Further, as a result of the expansion of the Company's Retail segment and costs associated with marketing the Company's brand including its unique operating system, the Company incurs higher selling costs as a percentage of revenue than many of its competitors. If the Company is unable to continue to develop and sell innovative new products with attractive gross margins, its results of operations may be materially adversely affected by its operating cost structure.

The Company is exposed to credit risk on its accounts receivables. This risk is heightened during periods when economic conditions worsen.

The Company distributes its products through third-party computer resellers and retailers and directly to certain educational institutions and commercial customers. A substantial majority of the Company's outstanding trade receivables are not covered by collateral or credit insurance. The Company also has unsecured non-trade receivables from certain of its manufacturing vendors resulting from the sale by the Company of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. While the Company has procedures in place to monitor and limit exposure to credit risk on its trade and non-trade receivables, there can be no assurance that such procedures will be effective in limiting its credit risk and avoiding losses. Additionally, if the global economy and regional economies fail to improve or continue to deteriorate, it becomes more likely that the Company will incur a material loss or losses as a result of the weakening financial condition of one or more of its customers or manufacturing vendors.

The Company's success depends largely on its ability to attract and retain key personnel.

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including its Chief Executive Officer, members of its executive team, and those in technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company's key employees are located. The Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Potential accounting regulations requiring the expensing of stock options may impair the Company's future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

The Company is subject to risks associated with the availability and cost of insurance.

The Company has observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional commercial insurance. Such conditions have and may continue to result in higher premium costs, higher policy deductibles, lower coverage limits and may also yield possible policy form exclusions. For some risks, because of cost and/or availability, the Company does not have insurance coverage. Because the Company retains some portion of its insurable risks, and in some cases self insures completely, unforeseen or catastrophic losses in excess of insured limits may have a material adverse effect on the Company's results of operations and financial position.

Failure of information technology systems and breaches in the security of data upon which the Company relies could adversely affect the Company's future operating results.

Information technology system failures and breaches of data security could disrupt the Company's ability to function in the normal course of business by potentially causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns for its own systems by implementing sophisticated network security and internal control measures. However, there can be no assurance that a system failure or data security breach of the Company or a third-party vendor will not have a material adverse effect on the Company's results of operations.

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

Margins on sales of the Company's products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Derivative instruments, such as foreign exchange forward and option positions have been utilized by the Company to hedge exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange rates.

Further information related to the Company's global market risks may be found in Part II, Item 7A of this Form 10-K under the subheading "Foreign Currency Risk" and may be found in Part II, Item 8 of this Form 10-K at Notes 1 and 2 of Notes to Consolidated Financial Statements.

The Company is subject to risks associated with environmental regulations.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates, including various European Union member countries, Japan and certain states within the U.S. In the future, these laws could have a material adverse affect on the Company.

Changes in accounting rules could adversely affect the Company's future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the Securities and Exchange Commission (SEC), who interpret and create appropriate accounting regulations. A change from current accounting regulations, including accounting for stock-based compensation, could have a significant effect on the Company's results of operations and could impact the manner in which the Company conducts business.

Unanticipated changes in the Company's tax rates could affect its future results.

The Company's future effective tax rates could be favorably or unfavorably affected by unanticipated changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company's deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the Company's operating results and financial condition.

The Company's stock price may be volatile.

The Company's stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that have been unrelated to the operating performance of these companies. These factors, including lack of positive performance in the Company's stock price, as well as general economic and political conditions and investors' concerns regarding the credibility of corporate financial reporting and integrity of financial markets, may materially adversely affect the market price of the Company's stock in the future. In addition, increases in the Company's stock price may result in greater dilution of earnings per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Currency Risk Management

The Company regularly reviews its foreign exchange forward and option positions and its interest rate swap and option positions, both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's operating results and financial position.

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

The Company's short-term investment policy and strategy is to ensure the preservation of capital, meet liquidity requirements, and optimize return in light of current credit and interest rate trends. The Company benchmarks its performance by utilizing external money managers to manage a small portion of the aggregate investment portfolio. The external managers adhere to the Company's investment policies and also provide occasional research and market information that supplements internal research used to make credit decisions in the investment process.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of September 25, 2004, approximately $180 million of the Company's short-term investments had underlying maturities ranging from 1 to 5 years. As of September 27, 2003, $629 million of the Company's investment portfolio classified as short-term investments had maturities ranging from 1 to 5 years. The remainder all had underlying maturities between 3 and 12 months. The Company may sell its investments prior to their stated maturities, due to liquidity needs, in anticipation of credit deterioration, or for duration management. As a result of such activity, the Company recognized net gains of $1 million in 2004, $21 million in 2003, and $7 million in 2002.

In order to provide a meaningful assessment of the interest rate risk associated with the Company's investment portfolio, the Company performed a sensitivity analysis to determine the impact that a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 25, 2004, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $14.4 million decline in the fair market value of the portfolio. As of September 27, 2003, a similar 100 basis point shift in the yield curve would have resulted in a $12.9 million decline in fair value. Such losses would only be realized if the Company sold the investments prior to maturity. Except in instances noted above, the Company's policy is to hold investments to maturity.

From time to time, the Company has entered into interest rate derivative transactions with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates. The Company did not enter into any interest rate derivatives during 2004 or 2003 and had no open interest rate derivatives at September 25, 2004.

In prior years, the Company had entered into interest rate debt swaps with financial institutions. The interest rate debt swaps required the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively converted the Company's fixed-rate 10-year debt to floating-rate debt. Due to prevailing market interest rates, during 2001 and 2002 the Company entered into and then subsequently closed out interest rate debt swap positions realizing gains of $23 million. The gains were deferred, recognized in long-term debt and were amortized to other income and expense over the remaining life of the debt.

Foreign Currency Risk

In general, the Company is a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's net sales and gross margins as expressed in U.S. dollars. There is also a risk that the Company will have to adjust local currency product pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments.

In order to provide a meaningful assessment of the foreign currency risk associated with certain of the Company's foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (VAR) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate 3000 random market price paths. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company's foreign exchange portfolio due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments, and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $3.2 million as of September 25, 2004 compared to a maximum one-day loss of $7.5 million as of September 27, 2003. Because the Company uses foreign currency instruments for hedging purposes, losses incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual gains and losses in the future associated with the Company's investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 25, 2004 due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company's actual exposures and positions.

Item 8. Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 25, 2004	September 27, 2003
ASSETS:
Current assets:
Cash and cash equivalents	$2,969	$3,396
Short-term investments	2,495	1,170
Accounts receivable, less allowances of $47 and $49, respectively	774	766
Inventories	101	56
Deferred tax assets	231	190
Other current assets	485	309

Total current assets	7,055	5,887
Property, plant, and equipment, net	707	669
Goodwill	80	85
Acquired intangible assets	17	24
Other assets	191	150

Total assets	$8,050	$6,815

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,451	$1,154
Accrued expenses	1,229	899
Current debt	—	304

Total current liabilities	2,680	2,357
Deferred tax liabilities and other non-current liabilities	294	235

Total liabilities	2,974	2,592

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 900,000,000 shares authorized; 391,443,617 and 366,726,584 shares issued and outstanding, respectively	2,514	1,926
Deferred stock compensation	(93)	(62)
Retained earnings	2,670	2,394
Accumulated other comprehensive income (loss)	(15)	(35)

Total shareholders' equity	5,076	4,223

Total liabilities and shareholders' equity	$8,050	$6,815

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

Three fiscal years ended September 25, 2004	2004	2003	2002
Net sales	$8,279	$6,207	$5,742
Cost of sales	6,020	4,499	4,139

Gross margin	2,259	1,708	1,603

Operating expenses:
Research and development	489	471	446
Selling, general, and administrative	1,421	1,212	1,109
Restructuring costs	23	26	30
Purchased in-process research and development	—	—	1

Total operating expenses	1,933	1,709	1,586

Operating income (loss)	326	(1)	17

Other income and expense:
Gains (losses) on non-current investments, net	4	10	(42)
Interest and other income, net	53	83	112

Total other income and expense	57	93	70

Income before provision for income taxes	383	92	87
Provision for income taxes	107	24	22

Income before accounting changes	276	68	65
Cumulative effects of accounting changes, net of income taxes	—	1	—

Net income	$276	$69	$65

Earnings per common share before accounting changes:
Basic	$0.74	$0.19	$0.18
Diluted	$0.71	$0.19	$0.18
Earnings per common share:
Basic	$0.74	$0.19	$0.18
Diluted	$0.71	$0.19	$0.18
Shares used in computing earnings per share (in thousands):
Basic	371,590	360,631	355,022
Diluted	387,311	363,466	361,785

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions, except share amounts which are in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Deferred Stock Compensation	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
Balances as of September 29, 2001	350,922	$1,693	$(11)	$2,260	$(22)	$3,920
Components of comprehensive income:
Net income	—	—	—	65	—	65
Change in foreign currency translation	—	—	—	—	5	5
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	(17)	(17)
Change in unrealized gain on derivative investments, net of tax	—	—	—	—	(15)	(15)

Total comprehensive income						38
Amortization of deferred stock compensation	—	—	4	—	—	4
Common stock issued under stock plans	8,037	105	—	—	—	105
Tax benefit related to stock options	—	28	—	—	—	28

Balances as of September 28, 2002	358,959	$1,826	$(7)	$2,325	$(49)	$4,095
Components of comprehensive income:
Net income	—	—	—	69	—	69
Change in foreign currency translation	—	—	—	—	31	31
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	(12)	(12)
Change in unrealized gain on derivative investments, net of tax	—	—	—	—	(5)	(5)

Total comprehensive income						83
Amortization of deferred stock compensation	—	—	15	—	—	15
Write-off of deferred stock compensation	—	—	5	—	—	5
Common stock issued under stock plans	9,299	128	(75)	—	—	53
Settlement of forward purchase agreement	(1,531)	(35)	—	—	—	(35)
Tax benefit related to stock options	—	7	—	—	—	7

Balances as of September 27, 2003	366,727	$1,926	$(62)	$2,394	$(35)	$4,223
Components of comprehensive income:
Net income	—	—	—	276	—	276
Change in foreign currency translation	—	—	—	—	13	13
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	(5)	(5)
Change in unrealized loss on derivative investments, net of tax	—	—	—	—	12	12

Total comprehensive income						296
Issuance of restricted stock units	—	64	(64)	—	—	—
Adjustment to common stock related to a prior year acquisition	(79)	(2)	—	—	—	(2)
Amortization of deferred stock compensation	—	—	33	—	—	33
Common stock issued under stock plans	24,796	427	—	—	—	427
Tax benefit related to stock options	—	99	—	—	—	99

Balances as of September 25, 2004	391,444	$2,514	$(93)	$2,670	$(15)	$5,076

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Three fiscal years ended September 25, 2004	2004	2003	2002
Cash and cash equivalents, beginning of the year	$3,396	$2,252	$2,310

Operating Activities:
Net income	276	69	65
Cumulative effects of accounting changes, net of taxes	—	(1)	—
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	150	113	114
Stock-based compensation expense	33	16	5
Non-cash restructuring	5	12	8
Provision for (benefit from) deferred income taxes	20	(11)	(34)
Loss on disposition of property, plant, and equipment	7	2	7
Gains on sales of short-term investments, net	(1)	(21)	(7)
(Gains) losses on non-current investments, net	(4)	(10)	42
Gain on forward purchase agreement	—	(6)	—
Purchased in-process research and development	—	—	1
Changes in operating assets and liabilities:
Accounts receivable	(8)	(201)	(99)
Inventories	(45)	(11)	(34)
Other current assets	(176)	(34)	(114)
Other assets	(39)	(30)	(11)
Accounts payable	297	243	110
Other liabilities	419	159	36

Cash generated by operating activities	934	289	89

Investing Activities:
Purchases of short-term investments	(3,270)	(2,648)	(4,144)
Proceeds from maturities of short-term investments	1,141	2,446	2,846
Proceeds from sales of short-term investments	801	1,116	1,254
Proceeds from sales of non-current investments	5	45	25
Purchases of property, plant, and equipment	(176)	(164)	(174)
Cash used for business acquisitions	—	—	(52)
Other	11	33	(7)

Cash generated by (used for) investing activities	(1,488)	828	(252)

Financing Activities:
Payment of long-term debt	(300)	—	—
Proceeds from issuance of common stock	427	53	105
Cash used for repurchase of common stock	—	(26)	—

Cash generated by financing activities	127	27	105

Increase (decrease) in cash and cash equivalents	(427)	1,144	(58)

Cash and cash equivalents, end of the year	$2,969	$3,396	$2,252

Supplemental cash flow disclosures:
Cash paid during the year for interest	$10	$20	$20
Cash paid (received) for income taxes, net	$(7)	$45	$11

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Apple Computer, Inc. and subsidiaries (the Company) designs, manufactures and markets personal computers and related software, services, peripherals and networking solutions. The Company also designs, develops and markets a line of portable digital music players along with related accessories and services including the online distribution of third-party music and audio books. The Company sells its products worldwide through its online stores, its own retail stores, its direct sales force and third-party wholesalers, resellers and value added resellers. In addition to its own hardware, software and peripheral products, the Company sells a variety of third-party hardware and software products through its online and retail stores. The Company sells to education, consumer, creative professional, business and government customers.

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

Typically, the Company's fiscal year ends on the last Saturday of September. Fiscal years 2004, 2003 and 2002 were each 52-week years. However, approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its first fiscal quarter. The Company expects to add this additional week in its first fiscal quarter of 2006. All information presented herein is based on the Company's fiscal calendar.

Financial Instruments

Cash Equivalents and Short-term Investments

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities greater than three months are classified as short-term investments. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company's debt and marketable equity securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders' equity. The cost of securities sold is based upon the specific identification method.

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

Derivative Financial Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the net gain or loss on the derivative instrument is reported as a component of other comprehensive income in shareholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in achieving offsetting changes to expected future cash flows on hedged transactions. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current earnings. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in earnings in the current period.

In accordance with SFAS No. 133, hedges related to probable but not firmly committed transactions of an anticipatory nature are designated and documented at hedge inception as cash flow hedges and evaluated for hedge effectiveness quarterly. For foreign currency forward contracts designated as cash flow hedges, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the forward exchange rate. Changes in the expected future cash flows on the forecasted hedged transaction and changes in the fair value of the forward hedge are both measured from the contract rate to the forward exchange rate associated with the forward contract's maturity date. For currency option contracts, hedge effectiveness is assessed by comparing the present value of the cumulative change in expected future cash flows on the hedged transaction to changes in expected cash flow of the option hedge at maturity. The net gains or losses on derivative instruments qualifying as cash flow hedges are reported as components of other comprehensive income in shareholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any hedge ineffectiveness is recognized in current earnings in other income and expense. For interest rate swap agreements qualifying as fair value hedges, the Company assumes no ineffectiveness because these swaps meet the criteria for accounting under the short-cut method.

The Company may enter into foreign currency forward contracts to hedge the translation and economic exposure of a net investment position in a foreign subsidiary. For such contracts, hedge effectiveness is measured based on changes in the fair value of the contract attributable to changes in the spot exchange rate. The effective portion of the net gain or loss on a derivative instrument designated as a hedge of the net investment position in a foreign subsidiary is reported in the same manner as a foreign currency translation adjustment. Any residual changes in fair value of the forward contract, including changes in fair value based on the differential between the spot and forward exchange rates, are recognized in current earnings in other income and expense.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which are 30 years for buildings, from 2 to 5 years for equipment, and the shorter of lease terms or 10 years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

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

The following table reconciles changes in the Company's asset retirement liabilities for fiscal 2003 and 2004 (in millions):

Asset retirement liability as of September 29, 2002	$5.5
Additional asset retirement obligations recognized	0.5
Accretion recognized	1.2

Asset retirement liability as of September 27, 2003	$7.2
Additional asset retirement obligations recognized	0.5
Accretion recognized	0.5

Asset retirement liability as of September 25, 2004	$8.2

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. For the three years ended September 25, 2004, September 27, 2003, and September 28, 2002 the Company had no material impairment of its long-lived assets, except for the impairment of certain assets in connection with the restructuring actions described in Note 5.

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated useful life. The Company completed its transitional goodwill impairment test as of October 1, 2001, and its annual goodwill impairment tests on August 30 of each year thereafter and found no impairment. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company's product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed to not be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable.

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

Revenue on arrangements that include multiple elements such as hardware, software, and services is allocated to each element based on the relative fair value of each element, which is generally determined by vendor specific objective evidence (VSOE). Allocated revenue for each element is recognized when revenue recognition criteria have been met for each element. VSOE is determined based on the price charged when each element is sold separately.

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

During the fourth quarter of 2004, the Company incurred substantial development costs associated with the development of Mac OS X version 10.4 (code-named "Tiger"), which enhances the features and functionality of the previous version of Mac OS X, subsequent to achievement of technological feasibility as evidenced by public demonstration in August 2004 and subsequent release of a developer beta version of the product, both of which were prior to the planned release of the final version of the product in the first half of calendar year 2005. Therefore, during the fourth quarter of 2004, the Company capitalized approximately $4.5 million of costs associated with development of Tiger. Amortization of this asset will begin when Tiger begins shipping and will be recognized straight-line over a 3 year estimated useful life.

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

During the third and fourth quarters of 2003, the Company incurred substantial development costs associated with the development of Mac OS X version 10.3 (code-named "Panther"), subsequent to achievement of technological feasibility as evidenced by public demonstration and release of a developer beta in June 2003, and prior to release of the final version of the product in the first quarter of 2004. Therefore, during 2003 the Company capitalized approximately $14.7 million of development costs associated with the development of Panther. Amortization of this asset began in the first quarter of 2004 when Panther was shipped and is being recognized on a straight-line basis in accordance with SFAS No. 86 over a 3 year estimated useful life.

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

Total amortization related to capitalized software development costs was $10.7 million, $5.8 million, and $1.2 million in 2004, 2003 and 2002, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $206 million, $193 million, and $209 million for 2004, 2003, and 2002, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options and shares is amortized to pro forma net income (loss) over the options' vesting period and the shares' plan period. The Company's pro forma information for each of the last three fiscal years follows (in millions, except per share amounts):

	2004	2003	2002
Net income—as reported	$276	$69	$65
Add: Stock-based employee compensation expense included in reported net income, net of tax	33	15	5
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(141)	(181)	(234)

Net income (loss)—pro forma	$168	$(97)	$(164)

Net income per common share—as reported
Basic	$0.74	$0.19	$0.18
Diluted	$0.71	$0.19	$0.18
Net income (loss) per common share—pro forma
Basic	$0.45	$(0.27)	$(0.46)
Diluted	$0.44	$(0.27)	$(0.46)

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, restricted stock and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from outstanding options, restricted stock and restricted stock units. Additionally, the exercise of employee stock options and the vesting of restricted stock and restricted stock units can result in a greater dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share:

For the Years Ended	September 25, 2004	September 27, 2003	September 28, 2002
Numerator (in millions):
Income before accounting changes	$276	$68	$65
Cumulative effects of accounting changes, net of tax	—	1	—

Net income	$276	$69	$65

Denominator (in thousands):
Weighted-average shares outstanding, excluding unvested restricted stock	371,590	360,631	355,022
Effect of dilutive options, restricted stock units and restricted stock	15,721	2,835	6,763

Denominator for diluted earnings per share	387,311	363,466	361,785

Basic earnings per share before accounting changes	$0.74	$0.19	$0.18
Cumulative effects of accounting changes, net of tax	—	—	—

Basic earnings per share after accounting changes	$0.74	$0.19	$0.18

Diluted earnings per share before accounting changes	$0.71	$0.19	$0.18
Cumulative effects of accounting changes, net of tax	—	—	—

Diluted earnings per share after accounting changes	$0.71	$0.19	$0.18

Potentially dilutive securities, including stock options; restricted stock units; and restricted stock, to purchase approximately 4.4 million, 50.8 million, and 58.0 million shares of common stock for the years ended September 25, 2004, September 27, 2003, and September 28, 2002, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

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

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company's cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of September 25, 2004, and September 27, 2003 (in millions):

	September 25, 2004	September 27, 2003
Cash	$200	$158

U.S. Treasury and Agency securities	87	87
U.S. corporate securities	1,795	2,368
Foreign securities	887	783

Total cash equivalents	2,769	3,238

U.S. Treasury and Agency securities	1,080	454
U.S. corporate securities	1,352	623
Foreign securities	63	93

Total short-term investments	2,495	1,170

Total cash, cash equivalents, and short-term investments	$5,464	$4,566

The Company's short-term investment portfolio consists of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. The Company's U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized losses totaling $4 million on its investment portfolio, primarily related to investments with stated maturities less than 1 year as of September 25, 2004 and net unrealized gains of $1 million on its investment portfolio, primarily related to investments with stated maturities greater than 1 year, as of September 27, 2003. The Company occasionally sells short-term investments prior to their stated maturities. As a result of such sales, the Company recognized net gains before taxes of $1 million in 2004, $21 million in 2003 and $7 million in 2002. These net gains were included in interest and other income, net.

As of September 25, 2004, approximately $180 million of the Company's short-term investments had underlying maturities ranging from 1 to 5 years. The remaining short-term investments as of September 25, 2004 had maturities of 3 to 12 months. As of September 27, 2003, approximately $629 million of the Company's short-term investments had underlying maturities ranging from 1 to 5 years. The remaining short-term investments as of September 27, 2003 had maturities of 3 to 12 months.

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows the gross unrealized losses and fair value of the Company's investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 25, 2004 (in millions):

	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Agencies	$1,126	$(4)	$—	$—	$1,126	$(4)
Corporate bonds	134	—	144	(1)	278	(1)
Certificate of deposits	420	(1)	—	—	420	(1)
Asset backed securities	426	—	—	—	426	—
Commercial paper	2,407	(1)	—	—	2,407	(1)

Total	$4,513	$(6)	$144	$(1)	$4,657	$(7)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments is primarily related to changes in interest rates and are considered to be temporary in nature. Investments are reviewed periodically to identify possible impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the investee, and the Company's ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Accounts Receivable

Trade Receivables

The Company distributes its products through third-party resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers. However, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe and Asia and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company's direct customers. These credit financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company's distribution and retail channel partners. No customer accounted for more than 10% of trade receivables as of September 25, 2004. Trade receivables from a single customer, Ingram Micro, Inc., accounted for approximately 10.3% of net accounts receivable as of September 27, 2003.

The following table summarizes the activity in the allowance for doubtful accounts (in millions):

	2004	2003	2002
Beginning allowance balance	$49	$51	$51
Charged to costs and expenses	3	4	10
Deductions (a)	(5)	(6)	(10)

Ending allowance balance	$47	$49	$51

  (a)
  Represents amounts written off against the allowance, net of recoveries.

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these raw material components directly from suppliers. These non-trade receivables, which are included in the consolidated balance sheets in other current assets, totaled $276 million and $184 million as of September 25, 2004 and September 27, 2003, respectively. The Company does not recognize any profits on these sales or reflect the sale of these components in its net sales.

Inventory Prepayment

In April 2002, the Company made a $100 million prepayment to an Asian supplier for the purchase of components over the following nine months. In return for this deposit, the supplier agreed to supply the Company with a specified level of components during the three consecutive fiscal quarters ended December 28, 2002. During the first six months of 2003, the remaining $53 million of the deposit balance was fully utilized for the purchase of components. The deposit was unsecured and had no stated interest component. The Company imputed an amount to cost of sales and interest income during each period the deposit was outstanding at a 3.25% interest rate to reflect the economics of this transaction.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. From time to time, the Company enters into interest rate derivative agreements to modify the interest rate profile of certain investments and debt. The Company's accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value.

The following table shows the notional principal, net fair value, and credit risk amounts of the Company's foreign currency instruments as of September 25, 2004 and September 27, 2003 (in millions):

	September 25, 2004			September 27, 2003
	Notional Principal	Fair Value	Credit Risk Amounts	Notional Principal	Fair Value	Credit Risk Amounts
Foreign exchange instruments qualifying as accounting hedges:
Spot/Forward contracts	$598	$(3)	$3	$464	$(21)	$—
Purchased options	$482	$4	$4	$512	$3	$3
Sold options	$521	$(3)	$—	$645	$(8)	$—
Foreign exchange instruments other than accounting hedges:
Spot/Forward contracts	$609	$3	$4	$445	$3	$3
Purchased options	$—	$—	$—	$8	$—	$—
Sold options	$—	$—	$—	$5	$—	$—

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

The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of September 25, 2004 and September 27, 2003. In certain instances where judgment is required in estimating fair value, price quotes were obtained from several of the Company's counterparty financial institutions. Although the table above reflects the notional principal, fair value, and credit risk amounts of the Company's foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Foreign Exchange Risk Management

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risk associated with existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. Generally, the Company's practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, or limited availability of appropriate hedging instruments.

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

Derivative instruments designated as cash flow hedges must be dedesignated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent 2 month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings in other income and expense. Any subsequent changes in fair value of such derivative instruments are also reflected in current earnings unless they are redesignated as hedges of other transactions. During 2004, the Company recorded net losses of $2.8 million in other income and expense related to the loss of hedge designation on discontinued cash flow hedges due to changes in the Company's forecast of future net sales and cost of sales and due to prevailing market conditions. No net gains, or losses, of a similar nature were recorded in 2003. During 2002, the Company recorded net gains of $2.5 million in other income and expense related to the loss of hedge designation on discontinued cash flow hedges due to changes in the Company's forecast of future net sales and cost of sales and due to prevailing market conditions. As of September 25, 2004, the Company had a net deferred loss associated with cash flow hedges of approximately $4.4 million, net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the second quarter of fiscal 2005.

The Company may enter into foreign currency forward contracts to hedge the translation and economic exposure of a net investment position in a foreign subsidiary. The Company may also enter into foreign currency forward and option contracts to offset the foreign exchange gains and losses generated by the remeasurement of certain recorded assets and liabilities in non-functional currencies. Changes in the fair value of these derivatives are recognized in current earnings in other income and expense as offsets to the changes in the fair value of the related assets or liabilities. Due to market movements, changes in option time value can lead to increased volatility in other income and expense.

Interest Rate Risk Management

From time to time, the Company historically entered into interest rate derivative transactions with financial institutions in order to better match the Company's floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on any outstanding long-term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short-term U.S. interest rates.

In prior years, the Company had entered into interest rate debt swaps with financial institutions in order to better match the Company's floating-rate interest income on cash equivalents and short term investments with its fixed rate interest expense on its long term debt, and/or to diversify a portion of the Company's exposure away from fluctuations in short term U.S. interest rates. The interest rate swaps required the Company to pay a floating interest rate based on the three- or six-month U.S. dollar LIBOR and receive a fixed rate of interest without exchanges of the underlying notional amounts. These swaps effectively converted the Company's fixed-rate 10-year debt to floating-rate debt. Due to prevailing market interest rates, during 2001 and 2002 the Company entered into and then subsequently closed out interest rate debt swap positions realizing gains of $23 million which were deferred over the remaining life of the debt.

As of September 25, 2004 and September 27, 2003, the Company had no interest rate derivatives outstanding.

Debt

In February 2004, the Company retired $300 million of debt outstanding in the form of 6.5% unsecured notes. The notes were originally issued in 1994 and were sold at 99.9925% of par for an effective yield to maturity of 6.51%. As of September 27, 2003, the carrying amount of these notes, including unamortized deferred gains associated with closed debt interest rate swaps, was $304 million, respectively, while the fair value was $302 million. The fair value of the notes was based on their listed market values as of September 27, 2003.

Non-Current Debt and Equity Investments and Related Gains and Losses

The Company has held significant investments in ARM Holdings plc (ARM), Akamai Technologies, Inc. (Akamai) and EarthLink Network, Inc. (EarthLink). These investments have been reflected in the consolidated balance sheets as long term assets within other assets and have been categorized as available-for-sale requiring that they be carried at fair value with unrealized gains and losses, net of taxes, reported in equity as a component of accumulated other comprehensive income. All realized gains on the sale of these investments have been included in other income and expense. In fiscal 2004, the Company sold all of its remaining non-current investments in public companies.

EarthLink

In January 2000, the Company invested $200 million in EarthLink, an Internet service provider (ISP). The investment was in EarthLink's Series C Convertible Preferred Stock, which was convertible by the Company after January 4, 2001, into approximately 7.1 million shares of EarthLink common stock. Concurrent with this investment, EarthLink and the Company entered into a multi-year agreement to deliver ISP service to Macintosh users in the U.S. Under the terms of the agreement, the Company profits from each new Macintosh customer that subscribes to EarthLink's ISP service for a specified period of time, and EarthLink is the default ISP in the Company's Internet Setup Software included with all Macintosh computers sold in the U.S.

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

During 2004, the Company sold its remaining 986,000 shares of Akamai stock. The transaction generated proceeds of approximately $5 million and a gain before taxes of approximately $4 million.

During the fourth quarter of 2003, the Company sold 1,875,000 shares of Akamai stock for net proceeds of $9 million and a gain before taxes of $8 million. As of September 27, 2003, the Company's remaining investment in Akamai consisted of 986,000 shares of Akamai stock valued at $5 million.

During the first quarter of 2002, the Company sold 250,000 shares of Akamai stock for net proceeds of $2 million and a gain before taxes of $710,000. No sales of Akamai were made in any of the subsequent quarters of fiscal 2002. However, during the fourth quarter of 2002, the Company determined the decline in the fair value of its investment in Akamai was other-than-temporary. As a result, the Company recognized a $6 million charge to earnings to write-down the basis of its investment in Akamai to $3 million. This charge was included in gains (losses) on non-current investments, net.

ARM

ARM is a publicly held company in the U.K. involved in the design and licensing of high performance microprocessors and related technology.

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

Other Strategic Investments

The Company has made additional minority debt and equity investments in several privately held technology companies, which were reflected in the consolidated balance sheets in other assets. These investments were inherently risky because the products and/or markets of these companies were typically not fully developed. During 2002, the Company determined the decline in fair value of certain of these investments was other-than-temporary and, accordingly, recognized a charge to earnings of $15 million. These charges were included in gains (losses) on non-current investments, net. As of September 25, 2004, the Company had $1.4 million of equity investments reflected in its consolidated balance sheet. As of September 27, 2003, the Company had no private debt or equity investments reflected in its consolidated balance sheet.

Note 3—Consolidated Financial Statement Details (in millions)

Inventories

	2004	2003
Purchased parts	$1	$2
Work in process	—	4
Finished goods	100	50

Total inventories	$101	$56

Other Current Assets

	2004	2003
Vendor non-trade receivables	$276	$184
Other current assets	209	125

Total other current assets	$485	$309

Property, Plant, and Equipment

	2004	2003
Land and buildings	$351	$350
Machinery, equipment, and internal-use software	422	393
Office furniture and equipment	79	74
Leasehold improvements	446	357

	1,298	1,174
Accumulated depreciation and amortization	(591)	(505)

Net property, plant, and equipment	$707	$669

Other Assets

	2004	2003
Non-current deferred tax assets	$86	$60
Capitalized software development costs, net	25	28
Other assets	80	62

Total other assets	$191	$150

Accrued Expenses

	2004	2003
Deferred revenue	$544	$368
Accrued marketing and distribution	147	124
Accrued compensation and employee benefits	134	101
Accrued warranty and related costs	105	67
Other current liabilities	299	239

Total accrued expenses	$1,229	$899

Interest and Other Income, Net

	2004	2003	2002
Interest income	$64	$69	$118
Interest expense	(3)	(8)	(11)
Gains on sales of short term investments	1	21	7
Other income (expense), net	(9)	(5)	(2)
Gain on forward purchase agreement	—	6	—

Total interest and other income, net	$53	$83	$112

Note 4—Acquisitions

Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 10 years. The Company ceased amortization of goodwill at the beginning of fiscal 2002 when it adopted SFAS No. 142.

The following table summarizes the components of gross and net intangible asset balances (in millions):

	September 25, 2004			September 27, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill (a)	$80	—	$80	$85	—	$85
Other acquired intangible assets	5	(5)	—	5	(5)	—
Acquired technology	42	(25)	17	42	(18)	24

Total acquired intangible assets	$127	$(30)	$97	$132	$(23)	$109

(a)
Accumulated amortization related to goodwill of $55 million arising prior to the adoption of SFAS No. 142 has been reflected in the gross carrying amount of goodwill as of September 25, 2004 and September 27, 2003.

During the third quarter of 2004, the Company recorded an adjustment of approximately $5 million to goodwill related to the acquisition of PowerSchool, Inc (PowerSchool) in fiscal 2001. This reduction of goodwill included the cancellation of 79,167 shares of Apple common stock, valued at approximately $2 million, that were previously held in escrow and were refunded upon resolution of certain matters arising out of the acquisition of PowerSchool. This adjustment also included approximately $3 million to adjust the original estimates of the pre-acquisition PowerSchool restructuring liability to actual costs incurred.

Expected annual amortization expense related to acquired technology is as follows (in millions):

Fiscal Years:
2005	$6
2006	3
2007	2
2008	1
2009	1
Thereafter	4

Total expected annual amortization expense	$17

Amortization expense related to acquired intangible assets is as follows (in millions):

	2004	2003	2002
Other acquired intangible assets amortization	$—	$—	$1
Acquired technology amortization	7	10	5

Total amortization	$7	$10	$6

Acquisition of Emagic GmbH

During the fourth quarter of 2002, the Company acquired Emagic GmbH (Emagic), a provider of professional software solutions for computer based music production, for approximately $30 million in cash; $26 million of which was paid immediately upon closing of the deal and $4 million of which was held-back for future payment contingent on continued employment by certain employees that would be allocated to future compensation expense in the appropriate periods over the following 3 years. During fiscal 2003, contingent consideration totaling $1.3 million was paid. The acquisition has been accounted for as a purchase. The portion of the purchase price allocated to purchased in-process research and development (IPR&D) was expensed immediately, and the portion of the purchase price allocated to acquired technology and to tradename will be amortized over their estimated useful lives of 3 years. Goodwill associated with the acquisition of Emagic is not subject to amortization pursuant to the provisions of SFAS No. 142. Total consideration was allocated as follows (in millions):

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

Acquisition of certain assets of Zayante, Inc., Prismo Graphics, and Silicon Grail

During fiscal 2002 the Company acquired certain technology and patent rights of Zayante, Inc., Prismo Graphics, and Silicon Grail Corporation for a total of $20 million in cash. These transactions have been accounted for as asset acquisitions. The purchase price for these asset acquisitions, except for $1 million identified as contingent consideration which would be allocated to compensation expense over the following 3 years, has been allocated to acquired technology and would be amortized on a straight-line basis over 3 years, except for certain assets acquired from Zayante associated with patent royalty streams that would be amortized over 10 years.

Acquisition of Nothing Real, LLC

During the second quarter of 2002, the Company acquired certain assets of Nothing Real, LLC (Nothing Real), a privately-held company that develops and markets high performance tools designed for the digital image creation market. Of the $15 million purchase price, the Company has allocated $7 million to acquired technology, which will be amortized over its estimated life of 5 years. The remaining $8 million, which has been identified as contingent consideration, rather than recorded as an additional component of the cost of the acquired assets, would be allocated to future compensation expense in the appropriate periods over the following 3 years.

Note 5—Restructuring Charges

Fiscal 2004 Restructuring Actions

The Company recorded total restructuring charges of approximately $23 million during the year ended September 25, 2004, including approximately $14 million in severance costs, $5.5 million in asset impairments, and a $3.5 million charge for lease cancellations. Of the $23 million charge, $14.3 million had been spent by the end of 2004, with the remaining $8.7 million consisting of $5.2 million for employee severance benefits and $3.5 million for lease cancellations.

During the fourth quarter of 2004, the Company recognized restructuring expense of $5.5 million. In conjunction with the European workforce reduction during the second quarter of 2004, the Company vacated a leased sales facility during the fourth quarter of 2004 resulting in a charge of $3.7 million for contract termination and asset impairment costs. The Company also recognized employee termination costs of $1.8 million related to the elimination of non-essential positions, principally in Europe. In addition, the Company reversed $400,000 of excess restructuring expense from prior periods related primarily to lower than expected disposal costs on Sacramento manufacturing-related fixed assets. The net cost of the restructuring plans for the fourth quarter of 2004 was $5.1 million, of which $300,000 had been paid prior to the end of 2004. These actions will result in the termination of 54 positions, 4 of which had been terminated prior to the end of 2004.

During the third quarter of 2004, the Company finalized restructuring plans related to closing Company-owned manufacturing activities in Sacramento. In addition, the Company's management approved restructuring plans related to certain headcount reductions primarily for various sales and marketing activities principally in the U.S. Total cost of the restructuring plan for the third quarter of 2004 was $7.9 million, of which $7.2 million had been paid prior to the end of 2004. These actions will result in the termination of 83 positions, 77 of which had been terminated prior to the end of 2004.

The closing of manufacturing operations in Sacramento resulted in the elimination of 67 positions for a severance cost of $1.9 million and write-off of $5.3 million in manufacturing-related fixed assets whose use ceased during the third quarter of 2004. Termination of sales and marketing activities, principally in the U.S., resulted in severance of $0.7 million for the elimination of 16 positions.

During the second quarter of 2004, the Company's management approved restructuring plans related to the termination of Company-owned manufacturing activities in Sacramento and headcount reductions related primarily to various sales and marketing activities in the U.S. and Europe. Total cost of the actions was $9.6 million for the termination of 348 positions. As of the end of the fourth quarter of 2004, $6.8 million had been spent and 310 positions had been eliminated related to these actions.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2004 (in millions):

	Employee Severance Benefits	Asset Impairments	Lease Cancellations	Totals
Total charge	$14.0	$5.5	$3.5	$23.0
Total spending through September 25, 2004	(8.7)	—	—	(8.7)
Total non-cash items	—	(5.2)	—	(5.2)
Adjustments	(0.1)	(0.3)	—	(0.4)

Accrual at September 25, 2004	$5.2	$—	$3.5	$8.7

Fiscal 2003 Restructuring Actions

The Company recorded total restructuring charges of approximately $26.8 million during the year ended September 27, 2003, including approximately $7.4 million in severance costs, a $5.0 million charge to write-off deferred compensation, $7.1 million in asset impairments and a $7.3 million charge for lease cancellations. Of the $26.8 million charge, all had been spent by the end of 2004, except for approximately $3.0 million related to operating lease costs on abandoned facilities. During the third quarter of 2003, approximately $500,000 of the amount originally accrued for lease cancellations was determined to be in excess due to the sublease of a property sooner than originally estimated and a shortfall of approximately $500,000 was identified in the severance accrual due to higher than expected severance costs related to the closure of the Company's Singapore manufacturing operations. These adjustments had no net effect on reported operating expense.

During the second quarter of 2003, the Company's management approved and initiated restructuring actions that resulted in recognition of a total restructuring charge of $2.8 million, including $2.4 million in severance costs and $400,000 for asset write-offs and lease payments on an abandoned facility. Actions taken in the second quarter were for the most part supplemental to actions initiated in the prior two quarters and focused on further headcount reductions in various sales and marketing functions in the Company's Americas and Europe operating segments and further reductions associated with PowerSchool-related activities in the Americas operating segment, including an accrual for asset write-offs and lease payments on an abandoned facility. The second quarter actions resulted in the termination of 93 employees.

During the first quarter of 2003, the Company's management approved and initiated restructuring actions with a total cost of $24 million that resulted in the termination of manufacturing operations at the Company-owned facility in Singapore, further reductions in headcount resulting from the shift in PowerSchool product strategy that took place at the end of fiscal 2002, and termination of various sales and marketing activities in the U.S. and Europe. These restructuring actions resulted in the elimination of 260 positions worldwide.

Closure of the Company's Singapore manufacturing operations resulted in severance costs of $1.8 million and costs of $6.7 million to write-off manufacturing related fixed assets, whose use ceased during the first quarter. PowerSchool related costs included severance of approximately $550,000 and recognition of $5 million of previously deferred stock compensation that arose when PowerSchool was acquired by the Company in 2001 related to certain PowerSchool employee stockholders who were terminated in the first quarter of 2003. Termination of sales and marketing activities and employees, principally in the U.S. and Europe, resulted in severance costs of $2.8 million and accrual of costs associated with operating leases on closed facilities of $6.7 million. The total net restructuring charge of $23 million recognized during the first quarter of 2003 also reflects the reversal of $600,000 of unused restructuring accrual originally made during the first quarter of 2002.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2003 (in millions):

	Employee Severance Benefits	Deferred Compensation Write-off	Asset Impairments	Lease Cancellations	Totals
Total charge	$7.4	$5.0	$7.1	$7.3	$26.8
Total spending through September 25, 2004	(7.9)	—	—	(3.8)	(11.7)
Total non-cash items	—	(5.0)	(7.1)	—	(12.1)
Adjustments	0.5	—	—	(0.5)	—

Accrual at September 25, 2004	$—	$—	$—	$3.0	$3.0

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

During the first quarter of 2002, the Company's management approved and initiated restructuring actions with a total cost of approximately $24 million. These restructuring actions resulted in the elimination of approximately 425 positions worldwide at a cost of $8 million. Positions were eliminated primarily in the Company's operations, information systems, and administrative functions. In addition, these restructuring actions also included significant changes in the Company's information systems strategy resulting in termination of equipment leases and cancellation of existing projects and activities. The Company ceased using the assets associated with first quarter 2002 restructuring actions during that same quarter. Related lease and contract cancellation charges totaled $12 million, and charges for asset impairments totaled $4 million. The first quarter 2002 restructuring actions were primarily related to corporate activity not allocated to operating segments. During the first quarter of 2003, the Company reversed the remaining unused accrual of $600,000. All amounts associated with the fiscal 2002 restructuring actions had been spent by the end of fiscal 2003.

Note 6—Income Taxes

The provision for income taxes consisted of the following (in millions):

	2004	2003	2002
Federal:
Current	$34	$18	$12
Deferred	56	(7)	(32)

	90	11	(20)

State:
Current	5	4	3
Deferred	(18)	(11)	6

	(13)	(7)	9

Foreign:
Current	46	21	29
Deferred	(16)	(1)	4

	30	20	33

Provision for income taxes	$107	$24	$22

The foreign provision for income taxes is based on foreign pretax earnings of approximately $384 million, $250 million and $284 million in 2004, 2003, and 2002, respectively. As of September 25, 2004, approximately $3.2 billion of the Company's cash, cash equivalents, and short-term investments are held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company's consolidated financial statements fully provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. U.S. income taxes have not been provided on a cumulative total of $972 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

As of September 25, 2004 and September 27, 2003, the significant components of the Company's deferred tax assets and liabilities were (in millions):

	2004	2003
Deferred tax assets:
Accounts receivable and inventory reserves	$32	$35
Accrued liabilities and other reserves	195	155
Basis of capital assets and investments	65	47
Tax losses and credits	329	204
Other	26	11

Total deferred tax assets	647	452
Less valuation allowance	30	30

Net deferred tax assets	617	422

Deferred tax liabilities:
Unremitted earnings of subsidiaries	413	398

Total deferred tax liabilities	413	398

Net deferred tax asset	$204	$24

As of September 25, 2004, the Company had operating loss carryforwards for federal tax purposes of approximately $446 million, which expire from 2011 through 2024. A portion of these carryforwards was acquired from NeXT and other acquisitions, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The Company also has Federal credit carryforwards and various state and foreign tax loss and credit carryforwards, the tax effect of which is approximately $132 million and which expire between 2005 and 2024. The remaining benefits from tax losses and credits do not expire. As of September 25, 2004, a valuation allowance of $30 million was recorded against the deferred tax asset for the benefits of tax losses that may not be realized. The valuation allowance relates primarily to the operating loss carryforwards acquired from NeXT and other acquisitions. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2004, 2003, and 2002) to income before provision for income taxes, is as follows (in millions):

	2004	2003	2002
Computed expected tax	$134	$32	$30
State taxes, net of federal effect	(5)	(4)	7
Indefinitely invested earnings of foreign subsidiaries	(31)	(13)	—
Nondeductible executive compensation	10	5	(1)
Stock repurchase	—	(2)	—
Purchase accounting and asset acquisitions	—	4	3
Change in valuation allowance	—	—	(16)
Research and development credit, net	(5)	(7)	(8)
Nondeductible expenses	2	6	4
Other items	2	3	3

Provision for income taxes	$107	$24	$22

Effective tax rate	28%	26%	25%

The Internal Revenue Service (IRS) has completed its field audit of the Company's federal income tax returns for all years prior to 2001 and proposed certain adjustments. Certain of these adjustments are being contested through the IRS Appeals Office. Substantially all IRS audit issues for these years have been resolved. In addition, the Company is also subject to audits by state, local, and foreign tax authorities. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

Note 7—Shareholders' Equity

Restricted Stock Units

During fiscal 2004, the Company's Board of Directors approved the grant of 2.515 million restricted stock units to selected members of the Company's senior management, excluding its Chief Executive Officer (CEO). These restricted stock units generally vest in two equal installments on the second and fourth anniversaries of the date of grant. The Company has recorded the $64.4 million value of these restricted stock units as a component of shareholders' equity and will amortize that amount on a straight-line basis over the 4 year requisite service period. The value of the restricted stock units was based on the closing market price of the Company's common stock on the date of grant. Quarterly amortization will be approximately $4.0 million, of which approximately $0.5 million will be included in cost of sales; $1.3 million will be included in research and development expense; and the remaining $2.2 million will be included in selling, general and administrative expense. The restricted stock units have been included in the calculation of diluted earnings per share utilizing the treasury stock method.

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

The Company has recorded the value of the restricted stock award of $74.75 million as a component of shareholders' equity and is amortizing that amount on a straight-line basis over the 3 year service period. The value of the restricted stock award was based on the closing market price of the Company's common stock of $14.95 on the date of the award. Amortization expense for this award, which amounts to approximately $6.2 million per quarter, has been included in selling, general, and administrative expense beginning in March 2003 and will continue to be included through March 2006. The 5 million restricted shares have been included in the calculation of diluted earnings per share utilizing the treasury stock method.

Stock Repurchase Plan

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

During the fourth quarter of 2001, the Company entered into a forward purchase agreement to acquire 1.5 million shares of its common stock in September of 2003 at an average price of $16.64 per share for a total cost of $25.5 million. In August 2003, the Company settled this agreement prior to its maturity, at which time the Company's common stock had a fair value of $22.81. Other than this forward purchase transaction, the Company has not engaged in any transactions to repurchase its common stock since fiscal 2000. Since inception of the stock repurchase plan, the Company had repurchased a total of 6.55 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of September 25, 2004.

Preferred Stock

The Company has 5 million shares of authorized preferred stock, none of which is outstanding. Under the terms of the Company's Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company's authorized but unissued shares of preferred stock.

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

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	2004	2003	2002
Unrealized gains (losses) on available-for-sale securities	$(4)	$1	$13
Unrealized losses on derivative investments	(4)	(16)	(11)
Cumulative foreign currency translation	(7)	(20)	(51)

Accumulated other comprehensive income (loss)	$(15)	$(35)	$(49)

The following table summarizes activity in other comprehensive income related to available-for-sale securities, net of taxes (in millions):

	2004	2003	2002
Change in fair value of available-for-sale securities	$(1)	$11	$(49)
Adjustment for net (gains) losses realized and included in net income	(4)	(23)	32

Change in unrealized gain/loss on available-for-sale securities	$(5)	$(12)	$(17)

The tax effect related to the change in unrealized gain on available-for-sale securities was $4 million, $6 million, and $10 million for fiscal 2004, 2003, and 2002, respectively. The tax effect on the reclassification adjustment for net gains (losses) included in net income was $1 million, $(8) million and $10 million for fiscal 2004, 2003, and 2002, respectively.

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company (in millions):

	2004	2003	2002
Changes in fair value of derivatives	$(21)	$(24)	$4
Adjustment for net gains(losses) realized and included in net income	33	19	(19)

Change in unrealized gain/loss on derivative instruments	$12	$(5)	$(15)

The tax effect related to the changes in fair value of derivatives was $10 million, $11million and $(2) million for fiscal 2004, 2003, and 2002, respectively. The tax effect related to derivative gains (losses) reclassified from other comprehensive income was $(13) million, $(7) million and $8 million for fiscal 2004, 2003, and 2002, respectively.

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

Employee Stock Option Exchange Program

On March 20, 2003, the Company announced a voluntary employee stock option exchange program (the Exchange Program) whereby eligible employees, other than executive officers and members of the Board of Directors, had an opportunity to exchange outstanding options with exercise prices at or above $25.00 per share for a predetermined smaller number of new stock options issued with exercise prices equal to the fair market value of one share of the Company's common stock on the day the new awards are issued, which was to be at least six months plus one day after the exchange options are cancelled. On April 17, 2003, in accordance with the Exchange Program, the Company cancelled options to purchase 16,569,193 shares of its common stock. On October 22, 2003, new stock options totaling 6,697,368 shares were issued to employees at an exercise price of $22.76 per share, which is equivalent to the closing price of the Company's stock on that date. No financial or accounting impact to the Company's financial position, results of operations or cash flow was associated with this transaction.

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

Rule 10b5-1 Trading Plans

Certain of the Company's executive officers, including Mr. Timothy D. Cook, Mr. Jonathan Rubinstein, Mr. Bertrand Serlet, and Mr. Avadis Tevanian, Jr., have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company's stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company's employee stock purchase plan and upon vesting of restricted stock units.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. Beginning with the six-month offering period that started on June 30, 2003, the number of shares authorized for issuance is limited to a total of 1 million shares per offering period. During 2004, 2003, and 2002, 2.0 million, 2.1 million, and 1.8 million, respectively were issued under the Purchase Plan. As of September 25, 2004, approximately 2 million shares were reserved for future issuance under the Purchase Plan.

Employee Savings Plan

The Company has an employee savings plan (the Savings Plan) qualifying as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit ($13,000 for calendar year 2004). The Company matches 50% to 100% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's earnings. The Company's matching contributions to the Savings Plan were approximately $24 million, $21 million, and $19 million in 2004, 2003, and 2002, respectively.

Stock Option Activity

A summary of the Company's stock option activity and related information for the years ended September 25, 2004, September 27, 2003 and September 28, 2002 follows (option amounts are presented in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at September 29, 2001	10,075	97,179	$29.24
Additional Options Authorized	15,000	—	—
Options Granted	(23,239)	23,239	$19.89
Options Cancelled	4,737	(4,737)	$30.98
Options Exercised	—	(6,251)	$11.99
Plan Shares Expired	(2)	—	—

Balance at September 28, 2002	6,571	109,430	$28.17
Restricted Stock Granted	(5,000)	—	—
Options Granted	(4,179)	4,179	$16.38
Options Cancelled	48,443	(48,443)	$39.61
Options Exercised	—	(2,154)	$14.04
Plan Shares Expired	(5)	—	—

Balance at September 27, 2003	45,830	63,012	$19.08
Restricted Stock Units Granted	(2,515)	—	—
Options Granted	(18,197)	18,197	$22.97
Options Cancelled	3,005	(3,005)	$20.70
Options Exercised	—	(22,843)	$17.20
Plan Shares Expired	(16,098)	—	—

Balance at September 25, 2004	12,025	55,361	$21.05

The options outstanding as of September 25, 2004 have been segregated into five ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
	Options Outstanding as of September 25, 2004	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of September 25, 2004	Weighted Average Exercise Price
$0.83-$15.59	6,426	4.65	$12.26	4,958	$11.59
$15.60-$18.50	15,729	5.87	$17.94	12,969	$18.04
$18.51-$20.54	9,998	6.91	$20.26	5,769	$20.25
$20.55-$22.76	15,109	6.23	$22.20	1,401	$21.77
$22.77-$69.78	8,099	6.24	$32.90	4,926	$36.46

$0.83-$69.78	55,361	6.07	$21.05	30,023	$20.59

As of September 27, 2003, the Company had exercisable options to purchase 38.8 million shares outstanding with a weighted average exercise price of $18.75 per share. As of September 28, 2002, the Company had exercisable options to purchase 57.9 million shares outstanding with a weighted average exercise price of $30.85 per share.

The Company had 2.515 million restricted stock units outstanding as of September 25, 2004, which were excluded from the options outstanding balances in the preceding tables. None of these restricted stock units were vested as of September 25, 2004. The grant of these restricted stock units has been deducted from the shares available for grant under the Company's stock option plans.

Note 9—Stock-Based Compensation

The Company has provided pro forma disclosures in Note 1 of these Notes to Consolidated Financial Statements of the effect on net income and earnings per share as if the fair value method of accounting for stock compensation had been used for its employee stock option grants and employee stock purchase plan purchases. These pro forma effects have been estimated at the date of grant and beginning of the period, respectively, using the Black-Scholes option pricing model.

For purposes of the pro forma disclosures provided pursuant to SFAS No. 123, the option awards issued in October 2003 and the awards cancelled as part of the Employee Stock Option Exchange Program have been accounted for using modification accounting. In accordance with SFAS No. 123, the grant date of the awards issued is the date of acceptance of the exchange offer by participating employees. The cancellation of certain of the Company's CEO's options and replacement with restricted shares in March 2003 is also being accounted for using modification accounting for purposes of the pro forma disclosures provided pursuant to SFAS No. 123.

The assumptions used for each of the last three fiscal years and the resulting estimate of weighted-average fair value per share of options granted during those years are as follows:

	2004	2003	2002
Expected life of stock options	3.5 years	3.5-4 years	4 years
Expected life of stock purchases	6 months	6 months	6 months
Interest rate—stock options	2.33%-3.15%	2.14%-2.45%	2.90%
Interest rate—stock purchases	0.96%-1.67%	1.10%-1.77%	2.71%
Volatility—stock options	40%	40%-63%	64%
Volatility—stock purchases	32%-44%	35%-44%	51%
Dividend yields	—	—	—
Weighted-average fair value of options granted during the year	$7.37	$6.63	$10.11
Weighted-average fair value of stock purchases during the year	$5.56	$4.24	$6.73

For purposes of the pro forma disclosures provided pursuant to SFAS No. 123, the expected volatility assumptions used by the Company prior to the third quarter of 2003 had been based solely on the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options. Beginning in the third quarter of 2003, the Company has modified this approach to consider other relevant factors including implied volatility in market traded options on the Company's common stock and the impact of unusual fluctuations not reasonably expected to recur on the historical volatility of the Company's common stock. The Company will continue to monitor these and other relevant factors in developing the expected volatility assumption used to value future awards.

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

Note 10—Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 16 years and often contain multi-year renewal options. As of September 25, 2004, the Company's total future minimum lease payments under noncancelable operating leases were $617 million, of which $436 million related to leases for retail space.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $103 million, $97 million, and $92 million in 2004, 2003, and 2002, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 25, 2004, are as follows (in millions):

Fiscal Years
2005	$89
2006	91
2007	79
2008	65
2009	61
Later years	232

Total minimum lease payments	$617

Accrued Warranty and Indemnifications

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. The Company also offers a 90-day basic warranty for Apple service parts used to repair Apple hardware products. The Company provides currently for the estimated cost that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company's typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future expectations.

The following table reconciles changes in the Company's accrued warranties and related costs (in millions):

	2004	2003	2002
Beginning accrued warranty and related costs	$67	$69	$87
Cost of warranty claims	(105)	(71)	(79)
Accruals for product warranties	143	69	61

Ending accrued warranty and related costs	$105	$67	$69

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either September 25, 2004 or September 27, 2003.

Concentrations in the Available Sources of Supply of Materials and Product

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

Contingencies

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the U.S. District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company's publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company believes these claims are without merit and intends to defend them vigorously. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company's motion to dismiss for failure to state a cause of action, with leave to Plaintiffs to amend their complaint within thirty days. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. The Court heard the Company's motion on July 11, 2003 and dismissed Plaintiffs' claims with prejudice on August 12, 2003. Plaintiffs have appealed the ruling.

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

Note 11—Segment Information and Geographic Data

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.

The Company manages its business primarily on a geographic basis. The Company's reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas segment includes both North and South America, except for the activities of the Company's Retail segment. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan and excludes revenue from the Company's own retail stores in Japan, which is included in the Company's Retail segment. The Retail segment operated Apple-owned retail stores in the U.S. and Japan during fiscal 2004. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company's subsidiary, FileMaker, Inc. Each reportable geographic operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in Note 1, "Summary of Significant Accounting Policies," except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales. The Retail segment's performance is also evaluated based on operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $104 million, $92 million and $106 million for 2004, 2003 and 2002, respectively.

Operating income for all segments, except Retail, includes cost of sales at manufacturing standard cost, other cost of sales, related sales and marketing costs, and certain general and administrative costs. This measure of operating income, which includes manufacturing profit, provides a comparable basis for comparison between the Company's various geographic segments. Certain manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses.

Management assesses the operating performance of the Retail segment differently than it assesses the operating performance of the Company's geographic segments. The Retail segment revenue and operating income is intended to depict a comparable measure to that of the Company's major channel partners in the U.S. operating retail stores so the Company can evaluate the Retail segment performance as if it were a channel partner. Therefore, the Company makes three significant adjustments to the Retail segment for management reporting purposes that are not included in the results of the Company's other segments.

First, the Retail segment's operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the U.S. operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company's cost to support those partners. For the years ended September 25, 2004, September 27, 2003, and September 28, 2002, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $213 million, $106 million, and $52 million, respectively.

Second, the Company's extended warranty, support and service contracts are transferred to the Retail segment at the same cost as that charged to the Company's major retail channel partners in the U.S., resulting in a comparable measure of revenue and gross margin between the Company's Retail stores and those retail channel partners. The Retail segment recognizes the full amount of revenue and cost of sales at the time of sale of the Company's extended warranty, support and service contracts. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments' net sales and cost of sales. For the year ended September 25, 2004, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $54 million and $37 million, respectively. For the year ended September 27, 2003, the net sales and cost of sales recognized by the Retail segment for sales of extended warranty, support and service contracts were $30 million and $20 million, respectively. For the year ended September 28, 2002, this resulted in the recognition of net sales and cost of sales by the Retail segment of $8 million and $6 million, respectively.

Third, the Company has opened six high profile stores in New York, Los Angeles, Chicago, San Francisco, Tokyo, Japan and Osaka, Japan as of September 25, 2004 and has an additional store under development in London, England, which is expected to open by the end of calendar year 2004. These high profile stores are larger than the Company's typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings. As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the excess amount incurred for a high profile store to that of a more typical Company retail location. Expenses allocated to corporate marketing resulting from the operations of these stores were $16 million, $6 million and $1 million for the years ended September 25, 2004, September 27, 2003, and September 28, 2002 respectively.

Summary information by operating segment follows (in millions):

	2004	2003	2002
Americas:
Net sales	$4,019	$3,181	$3,131
Operating income	$465	$323	$278
Depreciation, amortization and accretion	$6	$5	$4
Segment assets (a)	$563	$494	$395
Europe:
Net sales	$1,799	$1,309	$1,251
Operating income	$280	$130	$122
Depreciation, amortization and accretion	$4	$4	$4
Segment assets	$259	$252	$165
Japan:
Net sales	$677	$698	$710
Operating income	$115	$121	$140
Depreciation, amortization and accretion	$2	$3	$2
Segment assets	$114	$130	$50
Retail:
Net sales	$1,185	$621	$283
Operating income (loss)	$39	$(5)	$(22)
Depreciation, amortization and accretion (b)	$35	$25	$16
Segment assets (b)	$351	$243	$141
Other Segments (c):
Net sales	$599	$398	$367
Operating income	$90	$51	$44
Depreciation, amortization and accretion	$2	$2	$2
Segment assets	$124	$78	$67

  (a)
  The Americas asset figures do not include fixed assets held in the U.S. Such fixed assets are not allocated specifically to the Americas segment and are included in the corporate assets figures below.

  (b)
  Retail segment depreciation and asset figures reflect the cost and related depreciation of its retail stores and related infrastructure. Retail store construction-in-progress, which is not subject to depreciation, is reflected in corporate assets.

  (c)
  Other Segments include Asia-Pacific and FileMaker.

A reconciliation of the Company's segment operating income and assets to the consolidated financial statements follows (in millions):

	2004	2003	2002
Segment operating income	$989	$620	$562
Corporate expenses, net	(640)	(595)	(514)
Purchased in-process research and development	—	—	(1)
Restructuring costs	(23)	(26)	(30)

Consolidated operating income (loss)	$326	$(1)	$17

Segment assets	$1,411	$1,197	$818
Corporate assets	6,639	$5,618	$5,480

Consolidated assets	$8,050	$6,815	$6,298

Segment depreciation, amortization and accretion	$49	$39	$28
Corporate depreciation, amortization and accretion	101	74	86

Consolidated depreciation, amortization and accretion	$150	$113	$114

A large portion of the Company's net sales is derived from its international operations. Also, a majority of the raw materials used in the Company's products is obtained from sources outside of the U.S., and a majority of the products sold by the Company is assembled internationally in the Company's facility in Cork, Ireland or by third-party vendors in Taiwan, Korea, the Netherlands, the People's Republic of China, and the Czech Republic. As a result, the Company is subject to risks associated with foreign operations, such as obtaining governmental permits and approvals, currency exchange fluctuations, currency restrictions, political instability, labor problems, trade restrictions, and changes in tariff and freight charges. No single customer accounted for more than 10% of net sales in 2004, 2003 or 2002.

Net sales and long-lived assets related to operations in the U.S., Japan, and other foreign countries are as follows (in millions):

	2004	2003	2002
Net Sales:
U.S.	$4,893	$3,627	$3,272
Japan	738	698	710
Other Countries	2,648	1,882	1,760

Total Net Sales	$8,279	$6,207	$5,742

Long-Lived Assets:
U.S.	$637	$635	$561
Japan	52	19	2
Other Countries	72	60	69

Total Long-Lived Assets	$761	$714	$632

Information regarding net sales by product is as follows (in millions):

	2004	2003	2002
Net Sales:
Power Macintosh (a)	$1,419	$1,237	$1,380
PowerBook	1,589	1,299	831
iMac (b)	954	1,238	1,448
iBook	961	717	875

Total Macintosh Net Sales	$4,923	$4,491	$4,534
iPod	1,306	345	143
Other Music Products (c)	278	36	4
Peripherals and other hardware (d)	951	691	527
Software (e)	502	362	307
Service and other Net Sales	319	282	227

Total Net Sales	$8,279	$6,207	$5,742

  (a)
  Includes Xserve product line.

  (b)
  Includes eMac product line.

  (c)
  Other Music Products includes iTunes Music Store sales and iPod related services, and Apple-branded and third-party iPod-related accessories.

  (d)
  Net sales of peripherals and other hardware include sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.

  (e)
  Net sales of software include sales of Apple-branded operating system and application software and sales of third-party software.

Note 12—Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its CEO, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $483,000, $404,000, and $1,168,000 in expenses pursuant to the Reimbursement Agreement during 2004, 2003 and 2002, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the consolidated statements of operations.

In connection with a relocation assistance package, the Company in May 2000 loaned Mr. Ronald B. Johnson, Senior Vice President, Retail, $1.5 million for the purchase of his principal residence. The loan was secured by a deed of trust and was due and payable in May 2004. Under the terms of the loan, Mr. Johnson agreed that should he exercise any of his stock options prior to the due date of the loan, he would pay the Company an amount equal to the lesser of (1) an amount equal to 50% of the total net gain realized from the exercise of the options; or (2) $375,000 multiplied by the number of years between the exercise date and the date of the loan. Mr. Johnson repaid $750,000 of this loan in fiscal 2003 and repaid the remaining balance of $750,000 in fiscal 2004.

Mr. Jerome York, a member of the Board of Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. (MicroWarehouse) in January 2000. Until September 7, 2003, he also served as Microwarehouse's Chairman, President and Chief Executive Officer. MicroWarehouse was a reseller of computer hardware, software and peripheral products, including products made by the

Company. On September 8, 2003, CDW Corporation (CDW), acquired selected North American assets of MicroWarehouse. MicroWarehouse subsequently filed for Chapter 11 bankruptcy protection in the U.S. MicroWarehouse accounted for approximately 0.3%, 2.4% and 3.3% of the Company's net sales for the years ended September 25, 2004, September 27, 2003, and September 28, 2002, respectively. Trade receivables from MicroWarehouse were $4.3 million and $9.9 million as of September 25, 2004 and September 27, 2003, respectively. The Company has provided what it believes to be an adequate allowance on the outstanding receivable based on the Company's secured interest position in selected MicroWarehouse assets and the expected payments to unsecured creditors. Sales to MicroWarehouse and related trade receivables were generally subject to the same terms and conditions as those with the Company's other resellers. In addition, the Company has purchased miscellaneous equipment and supplies from MicroWarehouse. Total purchases amounted to approximately $2.3 million and $2.9 million for the years ended September 27, 2003 and September 28, 2002, respectively. No purchases were made by the Company from MicroWarehouse in fiscal 2004.

Note 13—Selected Quarterly Financial Information (Unaudited)

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Tabular amounts in millions, except per share amounts)
2004
Net sales	$2,350	$2,014	$1,909	$2,006
Gross margin	$634	$559	$530	$536
Net income	$106	$61	$46	$63
Earnings per common share:
Basic	$0.28	$0.16	$0.13	$0.17
Diluted	$0.26	$0.16	$0.12	$0.17
2003
Net sales	$1,715	$1,545	$1,475	$1,472
Gross margin	$456	$428	$418	$406
Net income (loss)	$44	$19	$14	$(8)
Earnings (loss) per common share:
Basic	$0.12	$0.05	$0.04	$(0.02)
Diluted	$0.12	$0.05	$0.04	$(0.02)

Basic and diluted earnings (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Net income during the fourth, third, and second quarters of 2004 included restructuring charges, net of tax, of $4 million, $6 million, and $7 million, respectively.

Net income during the fourth and third quarters of 2003 included after-tax net gains related to non-current investments of $5 million and $1 million, respectively. Net income for the fourth quarter also included settlement of the Company's forward purchase agreement resulting in a gain of $6 million and a favorable cumulative-effect type adjustment related to the adoption of SFAS No. 150 of $3 million. Net income (loss) during the second and first quarters of 2003 included restructuring charges, net of tax, of $2 million and $18 million, respectively. Net loss for the first quarter of 2003 included an after-tax unfavorable cumulative-effect type adjustment for the adoption of SFAS No.143 of $2 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Apple Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Apple Computer, Inc. and subsidiaries (the Company) as of September 25, 2004 and September 27, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 25, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Computer, Inc. and subsidiaries as of September 25, 2004 and September 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 25, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations and for financial instruments with characteristics of both liabilities and equity in 2003 and changed its method of accounting for goodwill in 2002.

/s/ KPMG LLP

Mountain View, California
October 12, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of September 25, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the fourth quarter of fiscal 2004 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Listed below are the Company's seven directors whose terms expire at the next annual meeting of shareholders.

Name	Position With the Company	Age	Director Since
Fred D. Anderson	Director	60	2004
William V. Campbell	Director	64	1997
Millard S. Drexler	Director	60	1999
Albert Gore, Jr.	Director	57	2003
Steven P. Jobs	Director and Chief Executive Officer	49	1997
Arthur D. Levinson	Director	54	2000
Jerome B. York	Director	66	1997

Fred D. Anderson has been a founding partner of Elevation Partners, a private equity firm focused on the media and entertainment industry, since July 2004. Previously, Mr. Anderson served as the Company's Executive Vice President and Chief Financial Officer from April 1996 to June 2004. Mr. Anderson also serves on the Board of Directors of eBay Inc. and E.piphany, Inc.

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

Millard S. Drexler has been Chairman and Chief Executive Officer of J. Crew Group, Inc. since January 2003. Previously, Mr. Drexler was Chief Executive Officer of Gap Inc. from 1995 and President from 1987 until September 2002. Mr. Drexler was also a member of the Board of Directors of Gap Inc. from November 1983 until October 2002.

Albert Gore, Jr. has served as a Senior Advisor to Google, Inc. since 2001. He has also served as Executive Chairman of INdTV since 2002 and as Chairman of Generation Investment Management since 2004. He is a visiting professor at Fisk University and Middle Tennessee State University. Mr. Gore was inaugurated as the 45th Vice President of the U.S. in 1993. He was re-elected in 1996 and served for a total of eight years as President of the Senate, a member of the Cabinet and the National Security Council. Prior to 1993, he served eight years in the U.S. Senate and eight years in the U.S. House of Representatives.

Steven P. Jobs is one of the Company's co-founders and currently serves as its Chief Executive Officer. Mr. Jobs is also the Chairman and Chief Executive Officer of Pixar Animation Studios. In addition, Mr. Jobs co-founded NeXT Software, Inc. ("NeXT") and served as the Chairman and Chief Executive Officer of NeXT from 1985 until 1997 when NeXT was acquired by the Company.

Arthur D. Levinson, Ph.D. has been Chief Executive Officer and a director of Genentech Inc. ("Genentech") since July 1995. Dr. Levinson has been Chairman of the Board of Directors of Genentech since September 1999. He joined Genentech in 1980 and served in a number of executive positions, including Senior Vice President of R&D from 1993 to 1995. Mr. Levinson also serves on the Board of Directors of Google, Inc.

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

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company's executive officers, including the Chief Executive Officer, and for administering the Company's stock option plans. Members of the Compensation Committee are Messrs. Campbell, Drexler and Gore.

The Nominating Committee assists the Board in identifying qualified individuals to become directors, determines the composition of the Board and its committees, monitors the process to assess Board effectiveness and helps develop and implement the Company's corporate governance guidelines. Members of the Nominating Committee are Messrs. Drexler and Gore and Dr. Levinson.

The Audit Committee is primarily responsible for overseeing the services performed by the Company's independent auditors and internal audit department, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions. Members of the Audit Committee are Messrs. Campbell and York and Dr. Levinson.

The Audit, Compensation and Nominating Committees operate under written charters adopted by the Board. These charters are available on the Company's website at www.apple.com/investor.

Audit Committee Financial Expert

While more than one member of the Company's Audit Committee qualifies as an "audit committee financial expert" under Item 401(h) of Regulation S-K, Mr. Jerome B. York, the Committee chairperson, is the designated audit committee financial expert. Mr. York is considered "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has a code of ethics that applies to all of the Company's employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board of Directors. A copy of this code, "Ethics: The Way We Do Business Worldwide" is available on the Company's website at www.apple.com/investor. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Executive Officers

The following sets forth certain information regarding executive officers of the Company. Information pertaining to Mr. Jobs, who is both a director and an executive officer of the Company, may be found in the section entitled "Directors."

Timothy D. Cook, Executive Vice President, Worldwide Sales and Operations (age 44), joined the Company in February 1998. Prior to joining the Company, Mr. Cook held the position of Vice President, Corporate Materials for Compaq Computer Corporation ("Compaq"). Previous to his work at Compaq, Mr. Cook was the Chief Operating Officer of the Reseller Division at Intelligent Electronics. Mr. Cook also spent 12 years with IBM, most recently as Director of North American Fulfillment.

Nancy R. Heinen, Senior Vice President, General Counsel and Secretary (age 48), joined the Company in September 1997. Prior to joining the Company, Ms. Heinen held the position of Vice President, General Counsel and Secretary of the Board of Directors at NeXT from February 1994 until the acquisition of NeXT by the Company in February 1997.

Ronald B. Johnson, Senior Vice President, Retail (age 46), joined the Company in January 2000. Prior to joining the Company, Mr. Johnson spent 16 years with Target Stores, most recently as Senior Merchandising Executive.

Peter Oppenheimer, Senior Vice President and Chief Financial Officer (age 41), joined the Company in July 1996. Mr. Oppenheimer also served with the Company in the position of Vice President and Corporate Controller and as Senior Director of Finance for the Americas. Prior to joining the Company, Mr. Oppenheimer was CFO of one of the four business units for Automatic Data Processing, Inc. ("ADP"). Prior to joining ADP, Mr. Oppenheimer spent six years in the Information Technology Consulting Practice with Coopers and Lybrand.

Jonathan Rubinstein, Senior Vice President, iPod Division (age 48), joined the Company in February 1997. Mr. Rubinstein also served with the Company in the position of Senior Vice President, Hardware Engineering. Before joining the Company, Mr. Rubinstein was Executive Vice President and Chief Operating Officer of FirePower Systems Incorporated, from May 1993 to August 1996. Mr. Rubinstein also serves as a member of the Board of Directors of Immersion Corporation.

Philip W. Schiller, Senior Vice President, Worldwide Product Marketing (age 44), rejoined the Company in 1997. Prior to rejoining the Company, Mr. Schiller was Vice President of Product Marketing at Macromedia, Inc. from December 1995 to March 1997 and was Director of Product Marketing at FirePower Systems, Inc. from 1993 to December 1995. Prior to that, Mr. Schiller spent six years at the Company in various marketing positions.

Bertrand Serlet, Ph.D., Senior Vice President, Software Engineering (age 43), joined the Company in February 1997 upon the Company's acquisition of NeXT. At NeXT, Dr. Serlet held several engineering and managerial positions, including Director of Web Engineering. Prior to NeXT, from 1985 to 1989, Dr. Serlet worked as a research engineer at Xerox PARC.

Sina Tamaddon, Senior Vice President, Applications (age 47), joined the Company in September 1997. Mr. Tamaddon has also served with the Company in the position of Senior Vice President Worldwide Service and Support, and Vice President and General Manager, Newton Group. Before joining the Company, Mr. Tamaddon held the position of Vice President, Europe with NeXT from September 1996 through March 1997. From August 1994 to August 1996, Mr. Tamaddon held the position of Vice President, Professional Services with NeXT.

Avadis Tevanian, Jr., Ph.D., Senior Vice President, Chief Software Technology Officer (age 43), joined the Company in February 1997 upon the Company's acquisition of NeXT. Dr. Tevanian served with the Company in the position of Senior Vice President, Software Engineering from 1997 to July 2003. With NeXT, Dr. Tevanian held several positions, including Vice President, Engineering, from April 1995 to

February 1997. Prior to April 1995, Dr. Tevanian worked as an engineer with NeXT and held several management positions.

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

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Restricted Stock Award ($)		Securities Underlying Options* (#)		All Other Compensation ($)
Steven P. Jobs Chief Executive Officer	2004 2003 2002	1 1 1	— — 2,268,698	(2)	— 74,750,000 —	(1)	— — 7,500,000	(1)	— — 1,302,795	(2)
Timothy D. Cook Executive Vice President, Worldwide Sales and Operations	2004 2003 2002	602,632 617,673 563,829	— — —		7,650,000 — —	(3)	— — —		12,588 9,929 8,025	(4) (4) (4)
Ronald B. Johnson Senior Vice President, Retail	2004 2003 2002	484,836 452,404 452,404	1,500,000 1,500,000 —		6,375,000 — —	(3)	— — 300,000		— — —
Jonathan Rubinstein Senior Vice President, iPod Division	2004 2003 2002	485,216 452,939 452,558	— — —		6,375,000 — —	(3)	— — —		12,300 11,986 9,996	(4) (4) (4)
Avadis Tevanian, Jr. Ph.D Senior Vice President, Chief Software Technology Officer	2004 2003 2002	469,681 456,731 492,212	1,000 — —		5,100,000 — —	(3)	— — —		12,338 11,962 10,700	(4) (4) (4)

(1)
In March 2003, Mr. Jobs voluntarily cancelled all of his outstanding options, excluding those granted to him in his capacity as a director. In March 2003, the Board awarded Mr. Jobs five million restricted shares of the Company's Common Stock, that generally vest in full on the third anniversary of the grant date.

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

(3)
Market value of restricted stock units granted on March 24, 2004 (based on $25.50 per share, the closing price of the Company's common stock on the NASDAQ National Market on the day of grant). Restricted stock units generally vest over four years with 50% of the total number of shares vesting on each of the second and fourth anniversary of the grant date.

(4)
Consists of matching contributions made by the Company in accordance with the terms of the 401(k) plan.

Option Grants in Last Fiscal Year

There were no options granted to the Named Executive Officers during fiscal year 2004, although restricted stock units which are shown above in the Summary Compensation Table, were granted.

Options Exercised and Year-End Option Holdings

The following table provides information about stock option exercises by the Named Executive Officers during fiscal year 2004 and stock options held by each of them at fiscal year-end.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)			Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable		Unexercisable	Exercisable		Unexercisable
Steven P. Jobs	—	—	60,000	(2)	—	$1,547,400	(2)	$—
Timothy D. Cook	1,350,000	14,719,950	—		250,000	$—		$5,119,375
Ronald B. Johnson	—	—	1,631,250		168,750	$7,359,188		$2,426,813
Jonathan J. Rubinstein	1,500,000	26,370,700	650,000		250,000	$12,985,375		$5,119,375
Avadis Tevanian, Jr.	350,000	8,828,328	1,800,000		250,000	$36,652,959		$5,119,375

(1)
Market value of securities underlying in-the-money options at the end of fiscal year 2004 (based on $37.29 per share, the closing price of Common Stock on the NASDAQ National Market on September 24, 2004), minus the exercise price.

(2)
Consists of 60,000 options granted to Mr. Jobs in his capacity as a director pursuant to the 1997 Director Stock Option Plan. In March 2003, Mr. Jobs voluntarily cancelled all of his outstanding options, excluding those granted to him in his capacity as a director.

Director Compensation

The form and amount of director compensation is determined by the Board after a review of recommendations made by the Nominating Committee. The current practice of the Board is to base a substantial portion of a director's annual retainer on equity. In 1998, shareholders approved the 1997 Director Stock Option Plan (the "Director Plan") and 800,000 shares were reserved for issuance thereunder. Pursuant to the Director Plan, the Company's non-employee directors are granted an option to acquire 30,000 shares of Common Stock upon their initial election to the Board ("Initial Options"). The Initial Options vest and become exercisable in three equal annual installments on each of the first through third anniversaries of the grant date. On the fourth anniversary of a non-employee director's initial election to the Board and on each subsequent anniversary thereafter, the director will be entitled to receive an option to acquire 10,000 shares of Common Stock ("Annual Options"). Annual Options are fully vested and immediately exercisable on their date of grant. As of the end of the fiscal year, there were options for 440,000 shares outstanding under the Director Plan. Since accepting the position of CEO, Mr. Jobs is no longer eligible for grants under the Director Plan. Non-employee directors also receive a $50,000 annual retainer paid in quarterly increments. In addition, directors receive up to two free computer systems per year and are eligible to purchase additional equipment at a discount. Directors do not receive any additional consideration for serving on committees or as committee chairperson.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. William V. Campbell, Millard S. Drexler, and Albert Gore, Jr., none of whom are employees of the Company and all of whom are considered "independent" directors under the applicable NASDAQ rules. No person who was an employee of the Company in fiscal year 2004 served on the Compensation Committee. No executive officer of the Company (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on the Company's Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on the Company's Compensation Committee, or (iii) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of November 10, 2004 (the "Table Date") with respect to the beneficial ownership of the Company's Common Stock by (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Named Executive Officer listed in the Summary Compensation Table under the heading "Executive Compensation;" and (iv) all directors and executive officers as a group. On the Table Date, 401,476,094 shares of Common Stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. In addition, unless otherwise indicated, all persons named below can be reached at Apple Computer, Inc., 1 Infinite Loop, Cupertino, CA 95014.

Security Ownership of 5% Holders, Directors, Nominees and Executive Officers

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Common Stock Outstanding
Private Capital Management, Inc.	20,457,156	(2)	5.10%
Steven P. Jobs	5,060,002	(3)	1.26%
Fred D. Anderson	2,672		*
William V. Campbell	100,502	(4)	*
Timothy D. Cook	5,903		*
Millard S. Drexler	100,000	(5)	*
Albert Gore, Jr.	10,000	(6)	*
Ronald B. Johnson	1,355,903	(7)	*
Arthur D. Levinson	201,600	(8)	*
Jonathan J. Rubinstein	161,087	(9)	*
Avadis Tevanian, Jr.	1,501,252	(10)	*
Jerome B. York	30,000	(11)	*
All executive officers and directors as a group (16 persons)	10,203,443	(12)	2.51%

(1)
Represents shares of Common Stock held and/or options held by such individuals that were exercisable at the Table Date or within 60 days thereafter.

(2)
Based on a Form 13-F showing holdings as of September 30, 2004 by Private Capital Management, Inc. Private Capital Management, Inc. lists its address as 8889 Pelican Bay Blvd., Naples, FL, 34108, in such filing.

(3)
Includes 60,000 shares of Common Stock that Mr. Jobs has the right to acquire by exercise of stock options.

(4)
Includes 100,000 shares of Common Stock that Mr. Campbell has the right to acquire by exercise of stock options.

(5)
Includes 80,000 shares of Common Stock that Mr. Drexler has the right to acquire by exercise of stock options.

(6)
Includes 10,000 shares of Common Stock that Mr. Gore has the right to acquire by exercise of stock options.

(7)
Includes 1,350,000 shares of Common Stock that Mr. Johnson has the right to acquire by exercise of stock options.

(8)
Includes 1,400 shares of Common Stock that Dr. Levinson holds indirectly and 40,000 shares of Common Stock that Dr. Levinson has the right to acquire by exercise of stock options.

(9)
Includes 150,000 shares of Common Stock that Mr. Rubinstein has the right to acquire by exercise of stock options.

(10)
Includes 1,500,000 shares of Common Stock that Dr. Tevanian has the right to acquire by exercise of stock options.

(11)
Includes 10,000 shares of Common Stock that Mr. York has the right to acquire by exercise of stock options.

(12)
Includes 4,956,148 shares of Common Stock that executive officers or directors have the right to acquire by exercise of stock options.

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

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements were met during fiscal year 2004.

Equity Compensation Plan Information

The following table sets forth certain information, as of September 25, 2004, concerning shares of common stock authorized for issuance under all of the Company's equity compensation plans.

	(a) Number of Securities to be Issued Upon Exercise of Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders	21,992,912	$22.32	14,072,423	(1)
Equity compensation plans not approved by shareholders	33,286,253	$20.25	—

Total equity compensation plans(2)	55,279,165	$21.07	14,072,423

(1)
This number includes 2,047,911 shares of common stock reserved for issuance under the Employee Stock Purchase Plan, 240,000 shares available for issuance under the 1997 Director Stock Option Plan and 14,299,512 shares available for issuance under the 2003 Employee Stock Plan. The grant of 2,515,000 shares of restricted stock units have been deducted from the number of shares available for future issuance. It does not include shares under the 1990 Stock Option Plan which was terminated in 1997. No new options can be granted under the 1990 Stock Option Plan.

(2)
This table does not include 81,642 outstanding options assumed in connection with mergers and acquisitions of the companies which originally established those plans. These assumed options have a weighted average exercise price of $4.39 per share. No additional options may be granted under those assumed plans.

Arrangements with Named Executive Officers

Change In Control Arrangements—Stock Options, Restricted Stock, and Restricted Stock Units

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

In addition, options, restricted stock grants, and restricted stock units granted to the Named Executive Officers generally provide that in the event there is a "change in control," as defined in the Company's stock option plans, and if in connection with or following such "change in control," their employment is terminated without "Cause" or if they should resign for "Good Reason," those options, restricted stock, and restricted stock units outstanding that are not yet vested as of the date of such "change in control" shall become fully vested. Further, restricted stock and restricted stock units granted to the Named Executive Officers also provide that, in the event the Company terminates the Officer without cause at any time, the restricted stock units and restricted stock will vest in full. Generally, "Cause" is defined to include a felony conviction, willful disclosure of confidential information or willful and continued failure to perform his or her employment duties. "Good Reason" includes resignation of employment as a result of a substantial diminution in position or duties, or an adverse change in title or reduction in annual base salary.

Item 13. Certain Relationships and Related Transactions

In connection with a relocation assistance package, the Company loaned Mr. Johnson (Senior Vice President, Retail) $1,500,000 for the purchase of his principal residence. The loan was secured by a deed of trust and was due and payable in May 2004. The largest amount of the indebtedness outstanding on this loan during fiscal year 2004 was $750,000. Mr. Johnson repaid the Company $750,000 during the fiscal year and the loan has been repaid in full.

In March 2002, the Company entered into a Reimbursement Agreement with its Chief Executive Officer, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Reimbursement Agreement is effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. During 2004, the Company recognized a total of $483,000 in expenses pursuant to this reimbursement agreement related to expenses incurred by Mr. Jobs during 2004.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees paid to the Company's independent registered public accounting firm, KPMG LLP, during fiscal years 2004 and 2003.

Audit and Non-Audit Fees

	2004		2003
Audit Fees	$3,402,300	(1)	$3,028,000
Audit-Related Fees	57,000	(2)	144,600
Tax Fees	784,500	(3)	1,017,100
All Other Fees	—		—

Total	$4,243,800		$4,189,700

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

(3)
Tax fees include $667,600 for professional services rendered in connection with tax compliance and preparation relating to the Company's expatriate program, tax audits and international tax compliance; and $116,900 for tax consulting and planning services relating to interest computations and international tax changes. The Company does not engage KPMG to perform personal tax services for its executive officers.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Registered Public Accounting Firm

Prior to the enactment of the Sarbanes-Oxley Act of 2002 (the "Act"), the Company adopted an auditor independence policy that banned its auditors from performing non-financial consulting services, such as information technology consulting and internal audit services. This auditor policy also mandates that the audit and non-audit services and the related budget be approved by the Audit Committee in advance, and that the Audit Committee be provided with quarterly reporting on actual spending. This policy also mandates that no auditor engagements for non-audit services may be entered into without the express approval of the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed herewith
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through June 7, 2004.	10-Q	6/26/04
4.2	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York.	10-Q	4/01/94
4.3	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.	10-Q	4/01/94
4.5	Form of the Company's 6 1/2% Notes due 2004.	10-Q	4/01/94
4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.	S-3	8/28/96
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97
10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 24, 2003.	S-8	6/24/03
10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97
10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97

10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98
10.A.51	2003 Employee Stock Option Plan, as amended through April 24, 2003.	10-Q	6/28/03
10.A.52	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02
10.A.53	Option Cancellation and Restricted Stock Award Agreement dated as of March 19, 2003 by and between The Registrant and Steven P. Jobs.	10-Q	6/28/03
10.A.54	Form of Restricted Stock Unit Award Agreement	10-Q	3/27/04
10.B.18	Custom Sales Agreement effective October 21, 2002 between the Registrant and International Business Machines Corporation.	10-K	9/27/03
14.1	Code of Ethics of the Company	10-K	9/27/03
21	Subsidiaries of Apple Computer, Inc.			X
23.1	Consent of Independent Registered Public Accounting Firm			X
31.1	Rule13a-14(a)/15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule13a-14(a)/15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer			X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of November 2004.

APPLE COMPUTER, INC.
By:	/s/ PETER OPPENHEIMER Peter Oppenheimer Senior Vice President and Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Steven P. Jobs and Peter Oppenheimer, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEVEN P. JOBS STEVEN P. JOBS	Chief Executive Officer and Director (Principal Executive Officer)	November 30, 2004
/s/ PETER OPPENHEIMER PETER OPPENHEIMER	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 30, 2004
/s/ FRED ANDERSON FRED ANDERSON	Director	November 30, 2004
/s/ WILLIAM V. CAMPBELL WILLIAM V. CAMPBELL	Director	November 30, 2004
/s/ MILLARD S. DREXLER MILLARD S. DREXLER	Director	November 30, 2004
/s/ ALBERT GORE, JR. ALBERT GORE, JR.	Director	November 30, 2004
/s/ ARTHUR D. LEVINSON ARTHUR D. LEVINSON	Director	November 30, 2004
/s/ JEROME B. YORK JEROME B. YORK	Director	November 30, 2004

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
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
  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
SUMMARY COMPENSATION TABLE
AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
  Item 12. Security Ownership of Certain Beneficial Owners and Management
Security Ownership of 5% Holders, Directors, Nominees and Executive Officers
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES