Form 10-Q
period 2004-12-25
APPLE COMPUTER INC
filed 2005-02-01
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2004 OR
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

Yes   ☒   No   ☐

408,585,970 shares of common stock issued and outstanding as of January 25, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended
	December 25, 2004	December 27, 2003

Net sales	$3,490	$2,006
Cost of sales	2,494	1,470
Gross margin	996	536
Operating expenses:
Research and development	123	119
Selling, general, and administrative	470	343
Total operating expenses	593	462
Operating income	403	74

Other income and expense:
Gains on non-current investments	—	4
Interest and other income, net	26	9
Total other income and expense	26	13

Income before provision for income taxes	429	87

Provision for income taxes	134	24

Net income	$295	$63

Earnings per common share:
Basic	$0.75	$0.17
Diluted	$0.70	$0.17

Shares used in computing earnings per share (in thousands):
Basic	394,516	362,450
Diluted	419,087	372,308

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	December 25, 2004	September 25, 2004

ASSETS:

Current assets:
Cash and cash equivalents	$2,475	$2,969
Short-term investments	3,973	2,495
Accounts receivable, less allowances of $51 and $47, respectively	865	774
Inventories	156	101
Deferred tax assets	281	231
Other current assets	572	485
Total current assets	8,322	7,055
Property, plant and equipment, net	735	707
Goodwill	80	80
Acquired intangible assets	16	17
Other assets	209	191
Total assets	$9,362	$8,050

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$1,737	$1,451
Accrued expenses	1,487	1,200
Total current liabilities	3,224	2,651
Non-current liabilities	348	323
Total liabilities	3,572	2,974

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 900,000,000 shares authorized; 404,549,022 and 391,443,617 shares issued and outstanding, respectively	2,911	2,514
Deferred stock compensation	(83)	(93)
Retained earnings	2,965	2,670
Accumulated other comprehensive income (loss)	(3)	(15)
Total shareholders’ equity	5,790	5,076
Total liabilities and shareholders’ equity	$9,362	$8,050

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	December 25, 2004	December 27, 2003

Cash and cash equivalents, beginning of the period	$2,969	$3,396
Operating Activities:
Net income	295	63
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	41	33
Stock based compensation expense	10	7
(Benefit from) provision for deferred income taxes	(8)	4
Tax benefit from stock options	140	2
Loss on disposition of property, plant, and equipment	2	—
Gains on non-current investments	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(91)	180
Inventories	(55)	(33)
Other current assets	(87)	(36)
Other assets	(27)	(12)
Accounts payable	286	(69)
Other liabilities	269	84
Cash generated by operating activities	775	219
Investing Activities:
Purchases of short-term investments	(2,393)	(395)
Proceeds from maturities of short-term investments	777	446
Proceeds from sales of short-term investments	138	52
Proceeds from sales of non-current investments	—	5
Purchases of property, plant, and equipment	(58)	(44)
Other	13	13
Cash (used for) generated by investing activities	(1,523)	77
Financing Activities:
Proceeds from issuance of common stock	254	32
Cash generated by financing activities	254	32
Increase (decrease) in cash and cash equivalents	(494)	328
Cash and cash equivalents, end of the period	$2,475	$3,724

Supplemental cash flow disclosures:

Cash paid for income taxes, net	$37	$8

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Summary of Significant Accounting Policies

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

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Interim information is unaudited; however, in the opinion of the Company’s management, all adjustments of a normal recurring nature necessary for a fair statement of interim periods presented have been included.  The results for interim periods are not necessarily indicative of results to be expected for the entire year.  Certain prior year amounts in these condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 25, 2004, included in its Annual Report on Form 10-K for the year ended September 25, 2004 (the 2004 Form 10-K). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Research and Development

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, Computer Software to be Sold, Leased, or Otherwise Marketed. In most instances, the Company’s products are released soon after technological feasibility has been established; therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally all software development costs have been expensed.

In the fourth quarter of 2004, the Company began incurring substantial development costs associated with the upcoming upgrade of Mac OS X version 10.4 (code-named “Tiger”).  Tiger enhances the features and functionality of the previous version of Mac OS X. Tiger achieved technological feasibility following its public demonstration in August 2004 and the subsequent release of a developer beta version of the product. Therefore, during the first quarter of 2005 and the fourth quarter of 2004, the Company capitalized approximately $14.8 million and $4.5 million, respectively, of costs associated with the development of Tiger.  Amortization of this asset will commence when Tiger begins shipping and will be recognized on a straight-line basis over a 3 year estimated useful life.  The planned release of the final version of the product is expected in the first half of calendar year 2005.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to

Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  SFAS 123R will be effective for the Company beginning in its fourth quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS 123R, management expects adoption to have a material impact on its results of operations.

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applies the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

The Company’s pro forma information for the three month periods ended December 25, 2004 and December 27, 2003 follows (in millions, except per share amounts):

	Three Months Ended
	12/25/04	12/27/03

Net income - as reported	$295	$63

Add: Stock-based employee compensation expense included in reported net income, net of tax	9	7
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(29)	(36)

Net income - pro forma	$275	$34

Net income per common share - as reported
Basic	$0.75	$0.17
Diluted	$0.70	$0.17

Net income per common share - pro forma
Basic	$0.70	$0.09
Diluted	$0.66	$0.09

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended
	12/25/04	12/27/03
Numerator (in millions):
Net income	$295	$63

Denominator:
Weighted average-shares outstanding	394,516	362,450
Effect of dilutive options, restricted stock units and restricted stock	24,571	9,858

Denominator for diluted earnings per share	419,087	372,308

Basic earnings per share	$0.75	$0.17

Diluted earnings per share	$0.70	$0.17

Potentially dilutive securities, including stock options, restricted stock units, and restricted stock, to acquire approximately 826,000 and 14.4 million shares of common stock for the quarters ended December 25, 2004 and December 27, 2003, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of December 25, 2004, and September 25, 2004 (in millions):

	12/25/04	9/25/04
Cash	$161	$200

U.S. Treasury and Agency securities	27	87
U.S. corporate securities	1,562	1,795
Foreign securities	725	887
Total cash equivalents	2,314	2,769

U.S. Treasury and Agency securities	912	1,080
U.S. corporate securities	2,521	1,352
Foreign securities	540	63
Total short-term investments	3,973	2,495

Total cash, cash equivalents, and short-term investments	$6,448	$5,464

The Company’s short-term investment portfolio consists of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized losses, net of taxes, of $5 million and $4 million on its investment portfolio, primarily related to investments with stated maturities less than 1 year, as of December 25, 2004 and September 25, 2004, respectively. The Company occasionally sells short-term investments prior to their stated maturities. No material gains or losses were recognized on any such sales during either the first quarter of 2005 or 2004.

As of December 25, 2004, and September 25, 2004, $449 million and $180 million, respectively, of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years.  The remainder of the Company’s short-term investments had underlying maturities between 3 and 12 months.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. From time to time, the Company enters into interest rate derivative agreements to modify the interest rate profile of certain investments and debt. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. As of the end of the first quarter of 2005, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of fiscal 2004.

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

Accounting for Derivative Financial Instruments

The Company accounts for all derivatives at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of December 25, 2004, the Company had a net deferred loss associated with cash flow hedges of approximately $12.8 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the third quarter of fiscal 2005.

Note 3 – Condensed Consolidated Financial Statement Details (in millions)

Inventories

	12/25/04	9/25/04
Purchased parts	$—	$1
Finished goods	156	100

Total inventories	$156	$101

Other Current Assets

	12/25/04	9/25/04
Vendor non-trade receivables	$332	$276
Other current assets	240	209

Total other current assets	$572	$485

Property, Plant, and Equipment

	12/25/04	9/25/04
Land and buildings	$353	$351
Machinery, equipment, and internal-use software	464	422
Office furniture and equipment	81	79
Leasehold improvements	454	446
	1,352	1,298

Accumulated depreciation and amortization	(617)	(591)

Total property, plant, and equipment, net	$735	$707

Other Assets

	12/25/04	9/25/04
Non-current deferred tax assets	$81	$86
Capitalized software development costs, net	36	25
Other assets	92	80

Total other assets	$209	$191

Accrued Expenses

	12/25/04	9/25/04
Deferred revenue - current	$398	$342
Accrued marketing and distribution	205	147
Accrued compensation and employee benefits	161	134
Accrued warranty and related costs	135	105
Other current liabilities	588	472

Total accrued expenses	$1,487	$1,200

Non-current Liabilities

	12/25/04	9/25/04
Deferred revenue - non-current	$217	$202
Deferred tax liabilities	122	113
Other non-current liabilities	9	8

Total non-current liabilities	$348	$323

Interest and Other Income, Net

	Three Months Ended
	12/25/04	12/27/03
Interest income	$28	$14
Interest expense	—	(2)
Other income (expense), net	(2)	(3)

Interest and other income, net	$26	$9

Note 4 – Restructuring Actions

2004 Restructuring Actions

The Company recorded total restructuring charges of approximately $23 million during the year ended September 25, 2004, including approximately $14 million in severance costs, $5.5 million in asset impairments, and a $3.5 million charge for lease cancellations.  Of the $23 million charge, $16 million had been utilized by the end of the first quarter of 2005, with the remaining $7 million consisting of $3.7 million for employee severance benefits and $3.3 million for lease cancellations. These actions will result in the termination of 485 positions, 415 of which had been terminated prior to the end of the first quarter of 2005.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2004 (in millions):

	Employee Severance Benefits	Asset Impairments	Lease Cancellations	Totals

Total charge	$14.0	$5.5	$3.5	$23.0
Total spending through December 25, 2004	(10.2)	—	(0.2)	(10.4)
Total non-cash items	—	(5.2)	—	(5.2)
Adjustments	(0.1)	(0.3)	—	(0.4)
Accrual at December 25, 2004	$3.7	$—	$3.3	$7.0

2003 Restructuring Actions

The Company recorded total restructuring charges of approximately $26.8 million during the year ended September 27, 2003, including approximately $7.4 million in severance costs, a $5.0 million charge to write-off deferred compensation, $7.1 million in asset impairments and a $7.3 million charge for lease cancellations. Of the $26.8 million charge, all had been utilized by the end of the first quarter of 2005, except for approximately $2.7 million related to operating lease costs on abandoned facilities.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2003 (in millions):

	Employee Severance Benefits	Deferred Compensation Write-off	Asset Impairments	Lease Cancellations	Totals

Total charge	$7.4	$5.0	$7.1	$7.3	$26.8
Total spending through December 25, 2004	(7.9)	—	—	(4.1)	(12.0)
Total non-cash items	—	(5.0)	(7.1)	—	(12.1)
Adjustments	0.5	—	—	(0.5)	—
Accrual at December 25, 2004	$—	$—	$—	$2.7	$2.7

Note 5 – Shareholders’ Equity

Preferred Stock

The Company has 5 million shares of authorized preferred stock, none of which is outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.  The Company has not engaged in any transactions to repurchase its common stock since fiscal 2003. Since inception of the stock repurchase plan, the Company had repurchased a total of 6.55 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of December 25, 2004.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three month periods ended December 25, 2004, and December 27, 2003 (in millions):

	Three Months Ended
	12/25/04	12/27/03

Net income	$295	$63
Other comprehensive income:
Net change in unrealized derivative gains/losses	(9)	(8)
Change in foreign currency translation	22	14
Net change in unrealized investment gains/losses	(1)	1
Reclassification adjustment for investment gains included in net income	—	(3)

Total comprehensive income	$307	$67

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three month periods ended December 25, 2004, and December 27, 2003 (in millions):

	Three Months Ended
	12/25/04	12/27/03

Change in fair value of derivatives	$(12)	$(18)
Adjustment for net losses realized and included in net income	3	10
Change in unrealized derivative gains/losses	$(9)	$(8)

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	As of 12/25/04	As of 9/25/04

Unrealized losses on available-for-sale securities	$(5)	$(4)
Unrealized losses on derivative investments	(13)	(4)
Cumulative foreign currency translation	15	(7)

Accumulated other comprehensive income (loss)	$(3)	$(15)

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

Rule 10b5-1 Trading Plans

Certain of the Company’s executive officers, including Mr. Timothy D. Cook, Mr. Peter Oppenheimer, Mr. Jonathan Rubinstein, Dr. Bertrand Serlet, and Dr. Avadis Tevanian, Jr., have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of restricted stock units.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized for issuance is limited to a total of 1 million shares per offering period. As of December 25, 2004, approximately 1.4 million shares were reserved for future issuance under the Purchase Plan.

Stock Option Plan Activity

A summary of the Company’s stock option activity and related information for the three month periods ended December 25, 2004 and December 27, 2003 follows (option amounts are presented in thousands) is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price

Balance at 9/25/04	12,025	55,361	$21.05
Options Granted	(1,104)	1,104	$54.83
Options Cancelled	402	(402)	$24.13
Options Exercised	—	(12,415)	$18.93
Plan Shares Expired	(152)	—	—
Balance at 12/25/04	11,171	43,648	$22.48

Balance at 9/27/03	45,830	63,012	$19.08
Options Granted	(8,079)	8,079	$22.46
Options Cancelled	905	(905)	$20.70
Options Exercised	—	(1,034)	$17.40
Plan Shares Expired	(14,867)	—	—
Balance at 12/27/03	23,789	69,152	$19.48

The options outstanding as of December 25, 2004 have been segregated into six ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding as of 12/25/04	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of 12/25/04	Weighted Average Exercise Price

$1.25 - $15.59	4,705	4.60	$12.48	3,465	$11.75
$15.60 - $18.50	9,985	5.74	$17.86	8,338	$18.05
$18.51 - $20.45	7,653	6.67	$20.26	4,275	$20.25
$20.46 - $22.76	13,268	5.99	$22.16	3,394	$22.33
$22.77 - $47.06	4,941	6.56	$27.50	1,700	$25.25
$47.07 - $69.78	3,096	5.49	$51.36	2,325	$47.95

$1.25 - $69.78	43,648	5.93	$22.48	23,497	$21.62

The Company had 2.515 million restricted stock units outstanding as of December 25, 2004, which were excluded from the options outstanding balances in the preceding tables.  None of these restricted stock units were vested as of December 25, 2004. The grant of these restricted stock units has been deducted from the shares available for grant under the Company’s stock option plans.

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

The assumptions used for the three month periods ended December 25, 2004 and December 27, 2003, and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended
	12/25/04	12/27/03

Expected life of stock options	3.5 years	3.5 years
Expected life of stock purchases	6 months	6 months
Interest rate - stock options	3.13%	2.35%
Interest rate - stock purchases	1.67%	1.10%
Volatility - stock options	40%	40%
Volatility - stock purchases	32%	44%
Dividend yields	—	—

Weighted-average fair value of options granted during the period	$18.13	$6.74
Weighted-average fair value of employee stock purchases during the period	$7.43	$4.90

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

As of September 25, 2004, the Company’s total future minimum lease payments under noncancelable operating leases were $617 million, of which $436 million related to leases for retail space.  As of December  25, 2004, total future minimum lease payments related to leases for retail space increased to $450 million.

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

The following table reconciles changes in the Company’s accrued warranties and related costs for the three month periods ended December 25, 2004 and December 27, 2003 (in millions):

	Three Months Ended
	12/25/04	12/27/03

Beginning accrued warranty and related costs	$105	$67
Cost of warranty claims	(35)	(21)
Accruals for product warranties	65	34
Ending accrued warranty and related costs	$135	$80

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either December 25, 2004 or September 25, 2004.

Contingencies

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company’s publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company’s motion to dismiss for failure to state a cause of action, with leave to Plaintiffs to amend their complaint within thirty days. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. The Court heard the Company’s motion on July 11, 2003 and dismissed Plaintiffs’ claims with prejudice on August 12, 2003. Plaintiffs have appealed the ruling.  The parties have fully briefed the appeal and a hearing is set for February 17, 2005.

The Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the first quarter of 2005, which did not individually or in the aggregate have a material impact on the Company’s results of operations.

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

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment.  The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. The Retail segment operates Apple-owned retail stores in the U.S., Japan, and the U.K.  Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company’s subsidiary, FileMaker, Inc. Each reportable geographic operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in the Company’s 2004 10-K in Note 1, “Summary of Significant Accounting Policies,” except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs and variances not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $33 million and $28 million during the first quarters of 2005 and 2004, respectively.

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

Management assesses the operating performance of the Retail segment differently than it assesses the operating performance of the Company’s geographic segments. The Retail segment revenue and operating income is intended to depict a comparable measure to that of the Company’s major channel partners in the U.S. operating retail stores so the Company can evaluate the Retail segment performance as if it were a channel partner. Therefore, the Company makes three significant adjustments to the Retail segment for management reporting purposes that are not included in the results of the Company’s other segments.

First, the Retail segment’s operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the U.S. operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company’s cost to support those partners. For the first quarter of 2005 and 2004, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $99 million and $52 million, respectively.

Second, the Company’s extended warranty, support and service contracts are transferred to the Retail segment at the same cost as that charged to the Company’s major retail channel partners in the U.S., resulting in a comparable measure of revenue and gross margin between the Company’s Retail stores and those retail channel partners.  The Retail segment recognizes the full amount of revenue and cost of sales at the time of sale of the Company’s extended warranty, support and service contracts. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales.  For the first quarter of 2005, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $19 million and $13 million, respectively. For the first quarter of 2004, the net sales and cost of sales recognized by the Retail segment for sales of extended warranty, support and service contracts were $12 million and $8 million, respectively.

Third, the Company has opened seven high profile stores in New York, Los Angeles, Chicago, San Francisco, Tokyo, Japan, Osaka, Japan, and London, England as of December 25, 2004.  These high profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings.  As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the excess amount incurred for a high profile store to that of a more typical Company retail location. Expenses allocated to corporate marketing resulting from the operations of these stores were $6.9 million and $2.2 million in the first quarters of 2005 and 2004, respectively.

Summary information by operating segment follows (in millions):

	Three Months Ended
	12/25/04	12/27/03
Americas:
Net sales	$1,637	$924
Operating income	$202	$114

Europe:
Net sales	$847	$519
Operating income	$133	$97

Japan:
Net sales	$185	$157
Operating income	$21	$21

Retail:
Net sales	$561	$273
Operating income	$45	$9

Other Segments (a):
Net sales	$260	$133
Operating income	$37	$18

(a)                                  Other Segments consists of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the consolidated financial statements follows (in millions):

	Three Months Ended
	12/25/04	12/27/03

Segment operating income	$438	$259
Corporate expenses, net (b)	(35)	(185)
Total operating income	$403	$74

(b)                                 Corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment.

Note 10 – Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its CEO, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business.  The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $419,000 and $282,000 in expenses pursuant to the Reimbursement Agreement during the first quarters of 2005 and 2004, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Mr. Jerome York, a member of the Board of Directors of the Company, is a member of an investment group that purchased MicroWarehouse, Inc. (MicroWarehouse) in January 2000. Until September 7, 2003, he also served as Microwarehouse’s Chairman, President and Chief Executive Officer. MicroWarehouse was a reseller of computer hardware, software and peripheral products, including products made by the Company. On September 8, 2003, CDW Corporation (CDW) acquired selected North American assets of MicroWarehouse. MicroWarehouse subsequently filed for Chapter 11 bankruptcy protection in the U.S. MicroWarehouse accounted for 0.3% and 0.4% of the Company’s net sales in the first quarter of 2005 and 2004, respectively. Trade receivables from MicroWarehouse were $0.2 million and $4.3 million as of December 25, 2004 and September 25, 2004, respectively.  During the first quarter of 2005, the Company wrote off $4.1 million of MicroWarehouse trade receivables, which were previously fully reserved.  The Company has provided what it believes to be an adequate allowance on the outstanding receivable based on the Company’s secured interest position in selected MicroWarehouse assets and the expected payments to unsecured creditors. Sales to MicroWarehouse and related trade receivables were generally subject to the same terms and conditions as those with the Company’s other resellers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the 2004 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Executive Overview

Apple designs, manufactures and markets personal computers and related software, services, peripherals and networking solutions.  The Company also designs, develops and markets a line of portable digital music players along with related accessories and services including the online distribution of third-party music and audio books. The Company’s products and services include the Macintosh line of desktop and notebook computers, the iPod digital music player, the Xserve server and Xserve RAID storage products, a portfolio of consumer and professional software applications, the Mac OS X operating system, the online iTunes Music Store, a portfolio of peripherals that support and enhance the Macintosh and iPod product lines, and a variety of other service and support offerings. The Company sells its products worldwide through its online stores, its own retail stores, its direct sales force, and third-party wholesalers, resellers and value added resellers. In addition, the Company sells a variety of third-party Macintosh compatible products, including computer printers and printing supplies, storage devices, computer memory, digital video and still cameras, personal digital assistants, and various other computing products and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business and government customers.  A further description of the Company’s products may be found below and in Part I, Item 1 of the Company’s 2004 Form 10-K.

The Company’s business strategy leverages its ability, through the design and development of its own operating system, hardware and many software applications and technologies, to bring to its customers around the world compelling new products and solutions with superior ease-of-use, seamless integration and innovative industrial design.

The Company participates in several highly competitive markets, including personal computers with its Macintosh line of computers, consumer electronics with its iPod line of digital music players and distribution of third-party digital music through its online iTunes Music Store.  While the Company is widely recognized as an innovator in the personal computer market as well as a leader in the emerging market for distribution of digital music, these are highly competitive markets that are subject to aggressive pricing and increased competition.  In order to remain competitive, the Company believes that increased investment in research and development (R&D) and marketing and advertising is necessary in order to maintain and extend its position in the markets where it competes.  The Company’s R&D spending is focused on delivering timely updates and enhancements to its existing line of personal computers, displays, operating systems, software applications and portable music players; developing new digital lifestyle consumer and professional software applications; and investing in new product areas such as rack-mount servers, RAID storage systems, and wireless technologies.  The Company also believes that investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels.  The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Macintosh computers, and demonstrate the seamless compatibility of the Macintosh with the Windows platform and networks.  The Company further believes that providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers.  To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally.  The Company had 101 stores open as of December 25, 2004.

The Company also staffs selected third-party stores with the Company’s own employees to improve the buying experience through reseller channels.  The Company has deployed Apple employees in reseller locations around the world including the U.S., Europe, Japan and Australia. The Company also sells to customers directly through its online stores around the world.

To improve the accessibility to its iPod product line, the Company has significantly expanded the number of distribution points where iPods are sold. The iPod product line can be purchased in certain department stores, member-only warehouse stores, large retail chains, and specialty retail stores.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2004 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and exposures related to inventory purchase commitments, valuation of long-lived assets including acquired intangibles, warranty costs, and income taxes. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.

Revenue Recognition

Net sales consist primarily of revenue from the sale of products (e.g., hardware, software, music products, and peripherals), and extended warranty and support contracts. The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable.  Generally, product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue recognition until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable.

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

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each period that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The personal computer and consumer electronic industries are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs are recorded.

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs a review of goodwill for impairment annually, or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is highly subjective and requires that: (1) goodwill be allocated to various reporting units of the Company’s business to which it relates; (2) the Company estimate the fair value of those reporting units to which the goodwill relates; and (3) the Company determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain internally developed and unrecognized assets including in-process research and development and developed technology. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

Based on the Company’s estimates as of December 25, 2004 there was no impairment of goodwill. However, changes in various circumstances including changes in the Company’s market capitalization, changes in the Company’s forecasts, and changes in the Company’s internal business structure could cause one or more of the Company’s reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in the personal computer and consumer electronics industries and changes in global or regional economic conditions, the Company may strategically realign its resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of property, plant, and equipment, identifiable intangibles, or goodwill.

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

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  The Company is currently evaluating the repatriation provisions of the American Jobs Creation Act of 2004, which if implemented by the Company, would affect the Company’s tax provision and deferred tax assets and liabilities.

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

Products

The Company offers a range of personal computing products including desktop and notebook personal computers, related devices and peripherals, and various third-party hardware products.  In addition, the Company offers software products including Mac OS® X, the Company’s proprietary operating system software for the Macintosh®; server software and related solutions; professional application software; and consumer, education and business oriented application software. The Company also designs, develops and markets to Macintosh and Windows users its line of iPod® digital music players along with related accessories and services including the online distribution of third-party music through the Company’s iTunes Music Store®. A detailed discussion of the Company’s products may be found in the 2004 Form 10-K. Certain newly introduced products and/or upgrades to existing products are discussed below.

Mac® mini

In January 2005, the Company introduced Mac mini, a Mac computer without a display, keyboard, or mouse, with a starting price of $499.  Mac mini weighs 2.9 pounds and is available in two models, one containing a 1.25 GHz PowerPC G4 processor and a 40GB hard drive, and one containing a 1.42 GHz PowerPC G4 processor and an 80GB hard drive.  Both models include ATI Radeon 9200 graphics with 32MB of dedicated DDR memory and a slot-load Combo drive for watching DVD movies and burning CDs.  Mac mini includes one FireWire® 400 and two USB 2.0 ports, and a DVI interface that also supports VGA so consumers can connect to LCD or CRT displays. The Mac mini includes built-in 10/100BASE-T Ethernet and a 56K V.92 modem for Internet access, and offers optional support for an AirPort® Extreme Card for 54 Mbps 802.11g wireless networking along with an internal Bluetooth module for the latest in wireless communications.

iPod® shuffle

In January 2005, the Company introduced iPod® shuffle, a flash-memory digital music player, which is based on iPod’s shuffle feature that randomly selects songs from the user’s music library or playlists.  iPod shuffle works with iTunes® and its new patent-pending AutoFill feature that automatically selects songs to fill iPod shuffle from a user’s music library on their computer.  iPod shuffle can also be used as a portable USB flash drive with up to 1GB of storage space.  It is available in a 512MB model holding up to 120 songs and a 1GB model holding up to 240 songs.

iTunes Music Store®

In December 2004, the Company introduced the iTunes Music Store in Canada, followed by the availability of iTunes Music Store service in Ireland in January of 2005.  The iTunes Music Store now serves customers in a total of 15 countries in North America and Western Europe.

iLife® ‘05

In January 2005, the Company announced iLife ‘05, an upgrade to its digital lifestyle suite, which features major new versions of iPhoto™, iMovie®, iDVD® and GarageBand™ and includes the latest version of iTunes®.

iPhoto™ 5 is the Company’s consumer-oriented digital photo software application.  iPhoto 5 includes advanced editing tools, adds support for uncompressed RAW photos throughout the application and it includes a new slideshow builder, which allows users to apply effects, transitions and durations to each individual slide. iPhoto 5 features a new way to create hardcover and softcover photo books and lets users choose from new book layouts, double-sided printing, and ordering their book online from within iPhoto 5.

iMovie® HD, a consumer-oriented digital video editing software application, enables users to import and edit digital videos on their Mac. iMovie HD now allows users to capture and edit High Definition Video (HDV) from HDV camcorders. iMovie HD also includes Magic iMovie, which automatically imports the video into separate clips, adds titles, transitions and music. iMovie HD imports video from HDV and standard DV camcorders, and from video cameras that generate MPEG-4 video.

iDVD® is a consumer-oriented software application that enables users to turn iMovie files, QuickTime files and digital pictures into DVDs that can be played on most consumer DVD players. iDVD 5 includes 15 new themes featuring moving drop zones that can display video clips or photos in motion across DVD menus.  iDVD 5 also features OneStep DVD, which automatically creates a DVD from footage from a user’s camcorder. With a compatible SuperDrive,™ iDVD 5 now supports all single-sided DVD formats.

GarageBand™ is a consumer-oriented music creation software application. GarageBand 2 adds 8-track recording so that users can record multiple instruments at once, plus pitch and timing correction to fix tracks. GarageBand 2 now displays and edits musical notation in real time for people who know how to read and write music or want to learn. With GarageBand Jam Packs, including the latest, Jam Pack 4: Symphony Orchestra, GarageBand users can create music in their favorite genre.

iLife ‘05 also includes iTunes® 4.7.1, the latest version of the Company’s digital music jukebox software application that allows users to purchase music from the Company’s iTunes Music Store. iTunes, organizes music using searching, browsing and playlists, also includes features such as iMix playlist sharing and provides integration with the complete family of iPods, including the new iPod shuffle.

iWork™ ‘05

In January 2005, the Company introduced iWork® ‘05, productivity software designed to take advantage of both Mac OS X and iLife ‘05 to help users create, present and publish documents and presentations. iWork ‘05 introduces Pages™, a new word processor, and also features Keynote™ 2, a new version of the Company’s presentation software.

Pages™ gives users the tools to create letters, newsletters, reports, brochures and resumes with advanced typography, multiple columns, footnotes, tables of content and styles. With features like text wrapping and alignment guides, Pages lets users create free-form arrangements of text, graphics, photos, tables and charts. An integrated iLife media browser lets users drag and drop photos from the iPhoto™ library directly into documents.

Keynote™ 2 is the Company’s presentation software that gives users the ability to create presentations, portfolios, interactive slideshows and storyboards. Keynote 2 contains slide animations to synchronize the movement of multiple objects and cinematic real-time animated text. The iLife media browser within Keynote allows users to insert photos, movies and music directly into presentations and with image masking, users can frame the exact part of the photo users want to display. Keynote 2 also has the ability to use a second monitor to display upcoming slides, notes and a timer.

Final Cut® Express HD

In January 2005, the Company announced Final Cut Express HD, an update to Final Cut Express. This version enables users to capture, edit and output HDV over a single FireWire cable, without requiring any additional software or hardware. Final Cut Express HD supports Digital Cinema Desktop and includes sound editing tools including 99 audio tracks, real-time volume and audio filter adjustment and a voice-over tool. Final Cut Express HD includes LiveType™, which can add HD-quality animated text and motion graphics to videos.  Final Cut Express HD also includes Soundtrack, music creation software that allows users to compose musical scores for their video.

Net Sales

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended
	12/25/04	12/27/03	Change

Net Sales by Operating Segment:
Americas net sales	$1,637	$924	77%
Europe net sales	847	519	63%
Japan net sales	185	157	18%
Retail net sales	561	273	105%
Other segments net sales (a)	260	133	95%
Total net sales	$3,490	$2,006	74%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	476	378	26%
Europe Macintosh unit sales	320	240	33%
Japan Macintosh unit sales	64	77	(17)%
Retail Macintosh unit sales	119	73	63%
Other segments Macintosh unit sales (a)	67	61	10%
Total Macintosh unit sales	1,046	829	26%

Net Sales by Product:
Power Macintosh net sales (b)	$381	$398	(4)%
PowerBook net sales	307	399	(23)%
iMac net sales (c)	620	251	147%
iBook net sales	297	221	34%
Total Macintosh net sales	1,605	1,269	26%

iPod	1,211	256	373%
Other music products (d)	177	47	277%
Peripherals and other hardware (e)	284	222	28%
Software (f)	117	149	(21)%
Service and other sales	96	63	52%
Total net sales	$3,490	$2,006	74%

Unit Sales by Product:
Power Macintosh unit sales (b)	167	206	(19)%
PowerBook unit sales	152	195	(22)%
iMac unit sales (c)	456	227	101%
iBook unit sales	271	201	35%
Total Macintosh unit sales	1,046	829	26%

iPod unit sales	4,580	733	525%

Net sales per Macintosh unit sold (g)	$1,534	$1,531	0%

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

Net sales during the first quarter of 2005 increased 74% or $1.484 billion from the same quarter in 2004.  Several factors contributed to this increase including:

•      Net sales of iPods rose $955 million or 373% during the first quarter of 2005 compared to the year-ago quarter. Unit sales of iPods totaled 4.6 million in the first quarter of 2005, which represents an increase of 525% from the 733,000 iPod units sold in the year-ago quarter and exceeded the total number of iPods shipped in all of fiscal year 2004.  Strong iPod demand during the first quarter of 2005 continued to be experienced by all of the Company’s operating segments and was driven by several factors, including the introduction of the iPod photo and U2 special edition iPod during October 2004; better supply of critical iPod components; and increased expansion of the Company’s iPod distribution network. Since inception of the iPod product line in fiscal 2002, the Company has sold in excess of 10 million iPods.

•      Net sales of Macintosh systems increased $336 million or 26% during the first quarter of 2005 compared to 2004; while unit sales of Macintosh systems increased by 217,000 units or 26% during the first quarter of 2005 compared to the year-ago quarter. These increases in net sales and unit sales were a result of strong demand for the Company’s consumer-oriented products, including the iMac and iBook. Net sales and unit sales of these consumer-oriented systems accounted for 57% and 70%, respectively of all Macintosh systems sold during the first quarter of 2005.  Net sales of iMac and iBook increased 147% and 34%, respectively, during the first quarter of 2005 compared to the year-ago quarter.  Unit sales showed year-over-year increases of 101% and 35% for iMac and iBook, respectively.  Strong results of the iMac were attributable to the introduction of the iMac G5 in September 2004 and increased availability of iMac G5 components in the first quarter of 2005, which also resulted in an increase in channel inventory to within the Company’s typical range.  The Company’s iBook sales were also strong in the first quarter of 2005 due to the introduction of upgraded iBooks in October 2004 and holiday demand.  The Company’s average net sales per Macintosh unit sold remained flat on a year-over-year basis as a result of changes in overall unit mix towards relatively lower-priced products, offset by an increase in direct sales.

•      The Retail segment’s net sales grew to $561 million during the first quarter of 2005 from $273 million during the same period in 2004, a 105% increase.  Macintosh unit sales increased 63% year-over-year in the first quarter of 2005.  These increases are largely attributable to the increase in total stores from 73 stores at the end of the first quarter of 2004 to 101 stores at the end of the first quarter of 2005, as well as a 48% year-over-year increase in average revenue per store. While the Company’s customers in areas where the Retail segment has opened stores may elect to purchase from the Retail segment stores rather than the Company’s preexisting sales channels in the U.S., Japan, and the U.K., the Company believes that a substantial portion of the Retail segment’s net sales is incremental to the Company’s total net sales. See additional comments below related to the Retail segment under the heading “Segment Operating Performance.”

•      Other music products consists of sales associated with the iTunes Music Store and iPod related services and accessories.  Net sales of other music products increased $130 million or 277% during the first quarter of 2005 compared to the year-ago quarter. The Company has experienced strong growth in sales of iPod services and accessories consistent with the increase in overall iPod unit sales for the first quarter of 2005. The year-over-year increase in sales from the iTunes Music Store relates to overall growth in the U.S. market and expanded availability of the iTunes Music store service, which in the first quarter of 2005 served 14 countries in North America and Europe compared to availability only in the U.S. during the first quarter of 2004.

•      Net sales of peripherals and other hardware rose by 28% during the first quarter of 2005 compared to the year-ago quarter primarily due to an increase in net sales of displays and other computer accessories.  Net sales of other computer accessories include AirPort cards and base stations, iSight digital video cameras, and third-party hardware products. The increase in total net sales of peripherals and other hardware is related to the overall increase in Macintosh unit sales and the introduction of new and updated peripheral products and was experienced predominantly by the Company’s Americas, Europe, and Retail segments.

•      The Company experienced year-over-year improvement in its U.S. education channel during the first quarter of 2005 with net sales and unit sales increasing by approximately 20% and 11%, respectively, from the same quarter in 2004.  Net sales generated in U.S. education for the first quarter of 2005 yielded the highest first quarter revenue level from this channel in 7 years.  Net sales from both the higher education and K-12 markets showed strong growth of 25% and 15%, respectively, in the first quarter of 2005 compared to the year-ago quarter.  These positive results were due in part to strong demand for the Company’s iMac G5 and iBook products.

•      Service and other sales had a year-over-year increase of $33 million or 52% during the first quarter of 2005 compared to the same period in 2004.  These increases are the result of significant year-over-year increases in net sales associated with AppleCare Protection Plan (APP) extended maintenance and support services, as well as increases in net sales associated with the Company’s .Mac Internet service. Increased net sales associated with APP are primarily the result of higher Macintosh unit sales and higher attach rates on APP over the last several years.

Offsetting the favorable factors discussed above, the Company’s net sales during the first quarter of 2005 were negatively impacted by the following:

•      Net sales and unit sales of the Company’s professional-oriented products, including the Power Macintosh and PowerBook, declined in the first quarter of 2005 compared to the year-ago quarter.   The Company’s Power Macintosh net sales and unit sales declined 4% and 19%, respectively, while PowerBook net sales and unit sales declined 23% and 22%, respectively.  The year-over-year decline in Power Macintosh is partially attributable to strong sales in the first quarter of 2004, which was the first full quarter of sales for the new Power Mac G5 that had been introduced at the end of the fourth quarter of 2003. In addition, the Company believes that the Power Macintosh decline in the first quarter of 2005 may have resulted from a shift in customer preference away from the single processor Power Mac G5 towards the iMac G5.   The decline in PowerBooks is believed to be attributable in part to a shift to the new iBooks, which were announced in October 2004.  The Company believes such movement between its product lines is typical after new product introductions.

•      Net sales of software decreased $32 million or 21% during the first quarter of 2005 compared to the same period in 2004 due primarily to higher net sales in the first quarter of 2004 that resulted from the October 2003 release of Mac OS X version 10.3 “Panther,” the Company’s current operating system software, partially offset by an increase in application software net sales.   Net sales of Panther have been trending downward as customers await the upcoming release of Mac OS X version 10.4 “Tiger,” which is expected to be released by the Company in the first half of fiscal 2005.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan.  The Retail segment currently operates Apple-owned retail stores in the U.S., Japan, and the U.K. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment during the first quarter of 2005 increased $713 million or 77% compared to the same quarter in 2004, while unit sales increased 26% year-over year.  This increase was driven primarily by increased demand of the iPod as well as strong sales of the Company’s consumer-oriented iMac and iBook products. During the first quarters of 2005 and 2004, the Americas segment represented approximately 47% and 46%, respectively, of the Company’s total net sales. As noted above, the Company experienced a year-over-year increase in its U.S. education channel net sales of 20% and related CPU unit growth of 11% in the first quarter of 2005 compared to the same period in the prior year. Year-over-year increases in higher education and K-12 net sales of 25% and 15%, respectively, were due in part to strong demand for the Company’s iMac G5 and iBooks.

Europe

Net sales in Europe increased $328 million or 63% during the first quarter of 2005 as compared to the same quarter in 2004.  Total Macintosh unit sales in Europe increased 33% on a year-over-year basis.  Consistent with the Americas segment, Europe experienced similar strength in its consumer-oriented iPod, iMac and iBook products. The Europe segment also experienced strong sales of peripherals and other hardware, including sales of Apple-branded and third-party displays and other hardware accessories.

Japan

Japan’s net sales increased 18% to $185 million during the first quarter of 2005 from $157 million in the same quarter in 2004. The increase in total net sales for the Japan segment was the result of strong iPod and iMac sales during the first quarter of 2005, partially offset by weak demand for the Company’s Power Macintosh, PowerBook and iBook products as well as lower sales of software.  Macintosh unit sales in the Japan segment were down 17% in the first quarter of 2005 compared to the year-ago quarter. The relatively poor performance of the Japan segment in the first quarter of 2005, specifically a unit sales decline and lower net sales growth relative to the rest of the Company’s operating segments, may in part relate to a shift in sales from the Japan Segment to the Retail segment as a result of the Tokyo and Osaka store openings in fiscal 2004. When net sales from the Japan retail stores are added in the results for the Japan segment, the combined revenue in Japan resulted in a 26% year-over-year increase in first quarter of 2005 as compared to the same period in 2004.  The Company has implemented several channel improvements, which it believes will improve the performance of the Japan segment in the future.

Retail

During the first quarter of 2005, the Company opened fifteen new retail stores, including its third international store, which is located in London, England. In addition, approximately half of the stores opened during the first quarter were in the new “mini” store design, which is the Company’s smallest store format to date.  The Company had 101 retail stores open at the end of the first quarter of 2005 compared to 73 open stores at the end of the first quarter of 2004.  During the first quarter of 2005, the Retail segment’s net sales grew to $561 million as compared to $273 million in the same period in 2004, a 105% increase.  With an average of 95 stores open during the quarter, average quarterly revenue per store increased 48% to $5.9 million in the first quarter of 2005, up from $4.0 million in the year-ago quarter.

As measured by the Company’s operating segment reporting, the Retail segment reported a profit of $45 million during the first quarter of 2005 compared to a profit of $9 million during the same period in 2004. This improvement in profitability is primarily attributable to the segment’s year-over-year increase in average quarterly revenue per store, the impact of the opening of 28 new stores, and the segment’s year-over-year increase in net sales, which resulted in higher leverage on occupancy, depreciation and other fixed costs.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $394 million through the end of fiscal 2004, and totaled $33 million during the first quarter of 2005.

As of December 25, 2004, the Retail segment had approximately 2,675 employees and had outstanding lease commitments associated with retail store space and related facilities of $450 million.

Gross Margin

Gross margin for the three months ended December 25, 2004 and December 27, 2003 was as follows (in millions, except gross margin percentages):

	Three Months Ended
	12/25/04	12/27/03

Net sales	$3,490	$2,006
Cost of sales	2,494	1,470
Gross margin	$996	$536
Gross margin percentage	28.5%	26.7%

Gross margin for the first quarter of 2005 was 28.5% compared to 26.7% for the same quarter in 2004. The year-over-year increase in gross margin during the first quarter of 2005 was primarily due to the following factors, including more favorable pricing on certain commodity components, higher revenue which provided for strong leveraging of fixed production costs and a more favorable mix of direct sales.  In addition, gross margin during the first quarter of 2004 was lower than usual primarily due to pricing actions on certain Power Mac G5 models that were transitioned in that quarter and purchase order cancellation costs associated with those product transitions.

The Company expects gross margin to be approximately 125 basis points lower in the second quarter of 2005 than in the first quarter of 2005 primarily due to expected lower revenue which will provide less leverage on fixed production costs; lower pricing on certain products; and sales of the iPod shuffle and Mac mini which have lower gross margins than other products in their respective product families.

The foregoing statements regarding the Company’s expected gross margin and forecasted revenue for the second quarter of 2005 are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled “Factors That May Affect Future Results and Financial Condition.” There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained.

Operating Expenses

Operating expenses for the three months ended December 25, 2004 and December 27, 2003 were as follows (in millions, except for percentages):

	Three Months Ended
	12/25/04	12/27/03

Research and development	$123	$119
Percentage of net sales	4%	6%
Selling, general, and administrative expenses	$470	$343
Percentage of net sales	13%	17%

Research and Development (R&D)

Expenditures for R&D increased 3% or $4 million to $123 million in the first quarter of 2005 compared to $119 million in the same quarter of 2004 due primarily to an increase in R&D headcount in the current year to support expanded R&D activities.  In addition, during the first quarter of 2005, the Company capitalized approximately $14.8 million of costs associated with the development of Mac OS X Tiger.  No software development costs were capitalized during the first quarter of 2004.  The decrease in R&D as a percentage of net sales to 4% in the first quarter of 2005 from 6% in the first quarter of 2004 is due to the significant 74% increase in total net sales for the Company in the first quarter of 2005.  The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy.  As such, the Company expects continued heavy R&D investment for further innovation to remain competitive.

Selling, General, and Administrative Expense (SG&A)

SG&A increased 37% or $127 million to $470 million in the first quarter of 2005 compared to $343 million in the same quarter of 2004. This increase is due primarily to higher direct and channel variable selling expenses resulting from the significant year-over-year increase in total net sales for the first quarter, the Company’s continued expansion of its Retail segment in both domestic and international markets, and a current year increase in discretionary spending on marketing and advertising.

Other Income and Expense

Other income and expense for the three months ended December 25, 2004 and December 27, 2003 was as follows (in millions):

	Three Months Ended
	12/25/04	12/27/03

Gains on non-current investments	$—	$4

Interest income	$28	$14
Interest expense	—	(2)
Other income (expense), net	(2)	(3)

Interest and other income, net	26	9

Total other income and expense	$26	$13

Gains on Non-current Investments

During the first quarter of 2004, the Company sold its remaining non-current investments in public companies consisting of 986,164 shares of Akamai Technologies for net proceeds of approximately $5 million and a gain before taxes of $4 million. As of December 25, 2004, the Company does not have any non-current public company investments reflected in its condensed consolidated balance sheet.

Interest and Other Income, Net

Total interest and other income, net, increased $17 million to $26 million during the first quarter of 2005 compared to $9 million in the comparable quarter of 2004. This increase is attributable primarily to higher cash and short-term investment balances and increasing investment yields resulting from higher market interest rates. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments increased to 1.93% in the first quarter of 2005 compared to the 1.27% earned during the same period in 2004. The Company occasionally sells short-term investments prior to their stated maturities. No gains or losses were recognized on any such sales during either the first quarter of 2005 or 2004.

Interest expense in the prior year consisted primarily of interest on the Company’s $300 million aggregate principal amount unsecured notes, which were repaid upon their maturity in February 2004, partially offset by amortization of deferred gains realized in 2002 and 2001 that resulted from the closure of swap positions associated with the unsecured notes.

Provision for Income Taxes

The Company’s effective tax rate for the first three months of 2005 was approximately 31% compared with approximately 28% for the first three months of 2004.  The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.  The higher tax rate in the first three months of 2005 versus 2004 is due primarily to an overall increase in earnings as well as a greater mix of earnings in the U.S.

The Internal Revenue Service (IRS) has completed its field audit of the Company’s federal income tax returns for all years prior to 2001 and proposed certain adjustments.  Certain of these adjustments are being contested through the IRS Appeals Office.  Substantially all IRS audit issues for these years have been resolved.  In addition, the Company is also subject to audits by state, local, and foreign tax authorities.  Management believes that adequate provision has been made for any adjustments that may result from tax examinations.  However, the outcome of tax audits cannot be predicted with certainty.  Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  The Company may elect to apply this provision to repatriations of qualifying earnings in either fiscal year 2005 or 2006.  The Company is currently evaluating the effects of the repatriation provision.  An important factor in the Company’s evaluation is additional clarification of key elements of the provision to be issued by the U.S. Treasury Department.  Assuming there is sufficient guidance from the U.S. Treasury Department, the Company expects to complete its evaluation of the effects of the repatriation provision no later than the fourth quarter of 2005.  A maximum of $755 million may be eligible for repatriation.  However, given the preliminary stage of the Company’s evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.

Recent Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of facility expense, freight, handling costs, and wasted material (spoilage). ARB 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.”  SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005.  Although the Company will continue to evaluate the application of SFAS 151, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented by the Company would affect the Company’s tax provision and deferred tax assets and liabilities. However, given the preliminary stage of the Company’s evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which amends Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Transactions.  The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005.  Although the Company will continue to evaluate the application of SFAS 153, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  SFAS 123R will be effective for the Company beginning in its fourth quarter of fiscal 2005. Although the Company will continue to evaluate the application of SFAS 123R, management expects adoption to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	12/25/04	9/25/04

Cash, cash equivalents, and short-term investments	$6,448	$5,464
Accounts receivable, net	$865	$774
Inventory	$156	$101
Working capital	$5,098	$4,404
Days sales in accounts receivable (DSO) (a)	23	30
Days of supply in inventory (b)	6	5
Days payables outstanding (DPO) (c)	62	76
Operating cash flow (quarterly)	$775	$443

(a)   DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)   Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)   DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of December 25, 2004, the Company had $6.448 billion in cash, cash equivalents, and short-term investments, an increase of $984 million over the same balances at the end of fiscal 2004. The principal components of this increase were cash generated by operating activities of $775 million and proceeds of $254 million from the issuance of common stock under stock plans, partially offset by purchases of property, plant, and equipment of $58 million. The Company’s short-term investment portfolio is primarily invested in high credit quality, liquid investments. Approximately $3.5 billion of this cash, cash equivalents, and short-term investments is held by the Company’s foreign subsidiaries and would be subject to U.S. income taxation on repatriation to the U.S. The Company is currently assessing the impact of the one-time favorable foreign dividend provisions recently enacted as part of the AJCA, and may decide to repatriate earnings from some of its foreign subsidiaries.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Expenditures

The Company’s total capital expenditures were $58 million during the first quarter of fiscal 2005, $33 million of which were for retail store facilities and equipment related to the Company’s Retail segment and $25 million of which were for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $240 million for capital expenditures during 2005, approximately $125 million of which is expected to be utilized for expansion of the Company’s Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Since inception of the stock repurchase plan, the Company had repurchased a total of 6.55 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of December 25, 2004.

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

Lease Commitments

As of September 25, 2004, the Company had total outstanding commitments on noncancelable operating leases of approximately $617 million, $436 million of which related to the lease of retail space and related facilities. Remaining terms on the Company’s existing operating leases range from 2 to 16 years. Total outstanding commitments on noncancelable operating leases related to the lease of retail space rose to $450 million as of December 25, 2004.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 130 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. The nature of the Company’s outstanding third-party manufacturing commitments and component purchase commitments has not changed significantly since the end of its fiscal 2004.  As of December 25, 2004, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $983 million.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 25, 2004, the Company estimated that gross expected future cash flows of approximately $12 million would be required to fulfill these obligations.  No significant changes to this estimate have been made in the first quarter of 2005.

Other Obligations

As of September 25, 2004, the Company’s other obligations of approximately $24 million are primarily related to telecommunications services. No significant changes to this estimate have been made in the first quarter of 2005.

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

The Company’s operating performance depends significantly on general economic conditions in the U.S. and abroad. Over the past several years, demand for the Company’s products has been negatively impacted by difficult global economic conditions. Additionally, some of the Company’s education customers appeared to be delaying technology purchases due to concerns about the overall impact of the weaker economy and state budget deficits on their available funding. Although recent macroeconomic trends seem to indicate an economic recovery, continued uncertainty about future economic conditions makes it difficult to forecast future demand for the Company’s products and related operating results. Should global and/or regional economic conditions deteriorate, demand for the Company’s products could be adversely affected, as could the financial health of its suppliers, distributors, and resellers.

War, terrorism, public health issues or other business interruptions could disrupt supply, delivery or demand of products, which could negatively affect the Company’s operations and performance.

War, terrorism, public health issues and other business interruptions whether in the U.S. or abroad, have caused and could continue to cause damage or disruption to international commerce by creating economic and political uncertainties that may have a strong negative impact on the global economy, the Company, and the Company’s suppliers or customers. The Company’s major business operations are subject to interruption by earthquake, other natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, medical conditions, and other events beyond its control. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. Because the Company does not carry earthquake insurance for direct quake-related losses, the Company’s operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or manmade disaster.

Although it is impossible to predict the occurrences or consequences of any such events, such events could result in a decrease in demand for the Company’s products, make it difficult or impossible to deliver products to its customers or to receive components from its suppliers, and could create delays and inefficiencies in the Company’s supply chain. In addition, should major public health issues, including epidemics, arise the Company could be negatively impacted by the need for more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The Company’s operating results and financial condition have been, and in the future may be adversely affected by these events.

The market for personal computers and related peripherals and services, as well as digital music devices and related services, is highly competitive. If the Company is unable to effectively compete in these markets, its results of operations could be adversely affected.

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, and a large number of competitors. Over the past several years, price competition in the market for personal computers and related peripherals has been particularly intense. The Company’s competitors who sell Windows and Linux based personal computers have aggressively cut prices and lowered their product margins in order to gain or maintain market share in response to the weakness in demand that began in the second half of calendar 2000 for personal computing products. The Company’s results of operations and financial condition have been, and in the future may continue to be, adversely affected by these and other industry-wide pricing pressures and downward pressures on gross margins.

The personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards.  Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional personal computers may compete for market share with the Company’s existing products.  Several competitors of the Company have either targeted or announced their intention to target certain of the Company’s key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing. Several of the Company’s competitors have introduced or announced plans to introduce digital music products and/or online stores offering digital music distribution that mimic many of the unique design, technical features, and solutions of the Company’s products. The Company has a significant number of competitors, many of whom have greater financial, marketing, manufacturing, and technological resources, as well as broader product lines and larger installed customer bases than those of the Company. Additionally, there has been a trend towards consolidation in the personal computer industry that has resulted in larger and potentially stronger competitors in the Company’s markets.

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

The Company is currently focused on market opportunities related to digital music distribution and related consumer electronic devices, including iPods. The Company faces increasing competition from other companies promoting their own digital music products and distribution services and free peer-to-peer music services. These competitors include both new entrants with novel market approaches, such as subscription services models, and also larger companies that may have greater technical, marketing, distribution and other resources than those of the Company, as well as established hardware, software and music content supplier relationships. Failure to effectively compete could negatively affect the Company’s operating results and financial position. There can be no assurance that the Company will be able to continue to provide products and services that effectively compete in these markets or successfully distribute and sell digital music outside the U.S.  The Company may also have to respond to price competition by lowering prices and/or increasing features which could adversely affect the Company’s music product gross margins as well as overall Company gross margins.

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

The Company’s ability to produce and market competitive products is also dependent on the ability and desire of IBM and Freescale Semiconductor, Inc., the sole suppliers of the PowerPC RISC-based microprocessor for the Company’s Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company’s competitors by Intel Corporation and other developers and producers of microprocessors used by personal computers using other operating systems. Further, despite its efforts to educate the marketplace to the contrary, the Company believes that many of its current and potential customers believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by other operating systems and translates to slower overall system performance. There have been instances in recent years where the inability of the Company’s suppliers to provide advanced PowerPC microprocessors in sufficient quantity has had significant adverse effects on the Company’s results of operations. In addition, IBM is currently the Company’s sole supplier of the PowerPC G5 processor, which is used in the Company’s current Power Mac, Xserve, and iMac products. Freescale Semiconductor, Inc. is the sole supplier of the G4 processor, which is used in the Company’s eMac, Mac mini, and portable products. IBM has recently experienced manufacturing problems with the PowerPC G5 processor, which resulted in the Company delaying the shipment of various products and constrained certain product shipments during the second half of fiscal 2004 and the first quarter of fiscal 2005. The inability of IBM to remedy these problems in a timely manner, avoid manufacturing problems in the future, and to deliver to the Company microprocessors in sufficient quantities with competitive price/performance features could further constrain shipments of products containing the G5 processor and could adversely affect the Company’s results of operations and financial condition.

The Company is dependent on manufacturing and logistics services provided by third parties, many of whom are located outside of the U.S.

Most of the Company’s products are manufactured in whole or in part by third-party manufacturers. In addition, the Company has outsourced much of its transportation and logistics management. While outsourcing arrangements may lower the cost of operations, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured or services rendered, or the flexibility of the Company to respond to changing market conditions. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain at least initially responsible to the ultimate consumer for warranty service in the event of product defects.  Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company’s future operating results and financial condition.

Final assembly of products sold by the Company is currently conducted in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the Netherlands, the People’s Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company’s products and final assembly of substantially all of the Company’s portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in Taiwan and China. If for any reason manufacturing or logistics in any of these locations is disrupted by events such as regional economic, business, environmental, medical, political, information technology system failures, or military actions, the Company’s results of operations and financial condition could be adversely affected.

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

Over the past several years, an increasing proportion of the Company’s net sales have been made by the Company directly to end-users through its online stores around the world and through its retail stores in the U.S., Japan, and the U.K. Some of the Company’s resellers have perceived this expansion of the Company’s direct sales as conflicting with their own business and economic interests as distributors and resellers of the Company’s products. Perception of such a conflict could discourage the Company’s resellers from investing additional resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of the Company’s products. The Company’s business and financial results could be adversely affected if expansion of its direct sales to end-users causes some or all of its resellers to cease or limit distribution of the Company’s products.

Further information regarding risks associated with Marketing and Distribution may be found in Part I, Item 1 of the 2004 Form 10-K for the year ended September 25, 2004 under the heading “Markets and Distribution.”

The Company relies on third-party music content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with third parties to offer their music content to customers through the Company’s iTunes Music Store. The Company pays substantial fees to obtain the rights to offer to its customers this third-party music. Many of the Company’s licensing arrangements with these third-party content providers are short-term in nature and do not guarantee the future renewal of these arrangements at commercially reasonable terms, if at all.  Certain parties in the music industry have announced their intent to consolidate their music distribution operations, which could limit the availability and increase the fees required to offer music content to customers through the iTunes Music Store. Further, some third-party content providers currently, or may in the future, offer music products and services that compete with the Company’s music products and services, and could take action to make it more difficult or impossible for the Company to license their music content in the future. If the Company is unable to continue to offer a wide variety of music content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach outside the U.S., then sales and gross margins of the Company’s iTunes Music Store as well as related hardware and peripherals, including iPods, may be adversely affected.

Third-party content providers and artists require that the Company provide certain digital rights management solutions and other security mechanisms.  If the requirements from content providers or artists change, then the Company may be required to further develop or license technology to address such new rights and requirements.  There is no assurance that the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner, if at all, which could have a materially adverse effect on the Company’s operating results and financial position.

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

In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers to develop, maintain, and upgrade similar or competitive software for the Company’s products. The Company currently markets and sells a variety of software applications for use by professionals, consumers, and education customers that could influence the decisions of third-party software developers to develop or upgrade Macintosh-compatible software products. Software applications currently marketed by the Company include software for professional film and video editing, professional compositing and visual effects for large format film and video productions, professional music production and music post production, professional and consumer DVD encoding and authoring, consumer digital video and digital photo editing and management, digital music management, desktop-based database management, word processing, and high-quality presentations. The Company also markets an integrated productivity application that incorporates word processing, page layout, image manipulation, spreadsheets, databases, and presentations in a single application.

In August 1997, the Company and Microsoft Corporation entered into patent cross license and technology agreements. In addition, for a period of five years through August 2002, and subject to certain limitations related to the number of Macintosh computers sold by the Company, Microsoft was required to make versions of its Microsoft Office and Internet Explorer products for the Mac OS. Although Microsoft has released Microsoft Office and Internet Explorer for Mac OS X, Microsoft has not been obligated to produce future versions of its products subsequent to August 2002. While the Company believes its relationship with Microsoft has been and will continue to be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Company does compete directly with Microsoft in a number of key areas. Accordingly, Microsoft’s interest in producing application software for the Mac OS following expiration of the agreements may be influenced by Microsoft’s perception of its interests as the vendor of the Windows operating system and competing digital media applications, including music distribution service and technology. In June of 2003, Microsoft stated that it would no longer develop new versions of Internet Explorer for the Mac OS, subsequent to the Company’s introduction during 2003 of its own web browser, Safari.  Further discontinuance of products for the Macintosh platform, including Microsoft Office and other Microsoft products could have an adverse effect on the Company’s net sales and results of operations.

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

Because of technological changes in the computer and consumer electronics industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company’s future operating results and financial condition could be adversely affected. Information regarding certain claims and litigation involving the Company related to alleged patent infringement and other matters is set forth in Part II, Item 1 of this Form 10-Q and Part I, Item 3 of the 2004 Form 10-K.  In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would individually or in the aggregate have a material adverse effect on its results of operations, or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part II, Item 1 of this Form 10-Q and Part I, Item 3 of the 2004 Form 10-K or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

The Company’s retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through January 2005, the Company has opened 102 retail stores. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 16 years, the majority of which are for 10 years. The Company could incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of depreciation on store construction costs and lease expense. As a result, significant losses would result should the Retail segment experience a decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened seven such stores through January 2005. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 16 years with total commitments per location over the lease terms ranging from $25 million to $50 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company’s results of operations and financial condition.

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

Investment in new business strategies and initiatives could disrupt the Company’s ongoing business and may present risks not originally contemplated.

The Company may decide to invest in new business strategies or engage in acquisitions that complement the Company’s strategic direction and product roadmap. Such endeavors may involve significant risks and uncertainties, including distraction of management’s attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy; and unidentified issues not discovered in the Company’s due diligence process. Because these new ventures are inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not materially adversely affect the Company’s business, operating results or financial condition.

Declines in the sales of the Company’s professional products or increases in sales of consumer products, including iPods, may negatively impact the Company’s gross margin and operating margin percentages.

Unit sales of the Company’s professional products, including Power Macintosh and PowerBook systems, generally have higher gross margins than the Company’s consumer products, including iMacs, iBooks, iPods, and content from the iTunes Music Store. A shift in sales mix away from higher margin professional products towards lower margin consumer products could adversely affect the Company’s future gross margin and operating margin percentages. The Company’s traditional professional customers may choose to buy consumer products, specifically the iMac G5 and iBook, instead of professional products. Professional users may choose to buy the iMac G5 due to its relative price performance, use of the same PowerPC G5 processor used in the Company’s Power Macs, and unique design featuring a flat panel screen. Potential PowerBook customers may also choose to purchase iBooks instead due to their price performance and screen size. Additionally, significant future growth in iPod sales without corresponding growth in higher margin product sales could also reduce gross margin and operating margin percentages.

The Company believes that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers who are significant users of its professional systems. Also, it is likely that many of the Company’s current and potential professional, creative, and small business customers, who are most likely to utilize professional systems, believe that the relatively slower MHz rating or clock speed of the microprocessors the Company utilizes in its Macintosh systems compares unfavorably to those utilized by other computer manufacturers and translates to slower overall system performance.  These factors may result in an adverse impact to sales of the Company’s professional products as well as to gross margin and operating margin percentages.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. The Company’s direct sales, primarily through its retail and online stores, generally have higher associated profitability than its indirect sales.  Additionally, the Company’s direct channels have traditionally had more sales of software and higher priced hardware products, which generally have higher gross margins, than through its indirect channels.  As a result, the Company’s gross margin and operating margin percentages as well as overall profitability may be adversely impacted as a result of a shift in product, geographic or channel mix. In addition, the Company generally sells more products during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer industry. This sales pattern can produce pressure on the Company’s internal infrastructure during the third month of a quarter and may adversely impact the Company’s ability to predict its financial results accurately. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components suppliers, or manufacturing partners, can have significant adverse impacts on the Company and its results of operations and financial condition.

The Company has higher research and development and selling, general and administrative costs, as a percentage of revenue, than many of its competitors.

The Company’s ability to compete successfully and maintain attractive gross margins and revenue growth is heavily dependent upon its ability to ensure a continuing and timely flow of innovative and competitive products and technologies to the marketplace. As a result, the Company incurs higher research and development costs as a percentage of revenue than its competitors who sell personal computers based on other operating systems. Many of these competitors seek to compete aggressively on price and maintain very low cost structures. Further, as a result of the expansion of the Company’s Retail segment and costs associated with marketing the Company’s brand including its unique operating system, the Company incurs higher selling costs as a percentage of revenue than many of its competitors. If the Company is unable to continue to develop and sell innovative new products with attractive gross margins, its results of operations may be materially adversely affected by its operating cost structure.

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

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including its Chief Executive Officer, members of its executive team, and those in technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company’s key employees are located. The Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Recent accounting regulations requiring the expensing of stock options will impair the Company’s future ability to provide these incentives without incurring significant compensation costs. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

The Company is subject to risks associated with the availability and cost of insurance.

The Company has observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional commercial insurance. Such conditions have and may continue to result in higher premium costs, higher policy deductibles, lower coverage limits and may also yield possible policy form exclusions. For some risks, because of cost and/or availability, the Company does not have insurance coverage.  Because the Company retains some portion of its insurable risks, and in some cases self insures completely, unforeseen or catastrophic losses in excess of insured limits may have a material adverse effect on the Company’s results of operations and financial position.

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

Further information related to the Company’s global market risks may be found in Part II, Item 7A of the 2004 Form 10-K for the year ended September 25, 2004 under the subheading “Foreign Currency Risk” and may be found in Part II, Item 8 of the 2004 Form 10-K for the year ended September 25, 2004 at Notes 1 and 2 of Notes to Consolidated Financial Statements.

The Company is subject to risks associated with environmental regulations.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates, including various European Union member countries, Japan and certain states within the U.S. In the future, these laws could have a material adverse affect on the Company’s results of operations.

Changes in accounting rules could affect the Company’s future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the Securities and Exchange Commission (SEC), who interpret and create appropriate accounting regulations. A change from current accounting regulations, could have a significant effect on the Company’s results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS 123R, which will be effective for the Company in its fourth fiscal quarter of 2005.  Although the Company will continue to evaluate the application of SFAS 123R, management expects adoption to have a material adverse affect on the Company’s results of operations.

Changes in the Company’s tax rates could affect its future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or by changes in tax laws or their interpretation.  In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse affect on the Company’s net income and financial condition.

The Company’s stock price may be volatile.

The Company’s stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to the operating performance of these companies. These factors, including lack of positive general economic and political conditions and investors’ concerns regarding the credibility of corporate financial reporting and integrity of financial markets, may materially adversely affect the market price of the Company’s stock in the future. In addition, increases in the Company’s stock price may result in greater dilution of earnings per share.

For a discussion of these and other factors affecting the Company’s future results and financial condition, see Item 7, “Management’s Discussion and Analysis - Factors That May Affect Future Results and Financial Condition” and Item 1, “Business” in the Company’s 2004 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk profile has not changed significantly from that described in the 2004 Form 10-K.

Interest Rate and Foreign Currency Risk Management

The Company regularly reviews its foreign exchange forward and option positions and its interest rate swap and option positions, both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures. However, given the effective horizons of the Company’s risk management activities and the anticipatory nature of the exposures, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s operating results and financial position.

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

The Company’s short-term investment policy and strategy is to ensure the preservation of capital, meet liquidity requirements, and optimize return in light of current credit and interest rate trends. The Company benchmarks its performance by utilizing external money managers to manage a small portion of the aggregate investment portfolio. The external managers adhere to the Company’s investment policies and also provide occasional research and market information that supplements internal research used to make credit decisions in the investment process.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with initial maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of December 25, 2004, approximately $449 million of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years.  The remainder all had underlying maturities between 3 and 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first quarter of 2005 or 2004 related to such sales.

From time to time, the Company has entered into interest rate derivative transactions with financial institutions in order to better match the Company’s floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its debt, and/or to diversify a portion of the Company’s exposure away from fluctuations in short-term U.S. interest rates.  The Company did not enter into any interest rate derivatives during the first quarter of 2005 or 2004.

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

Item 4. Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of December 25, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the first quarter of 2005, which did not individually or in the aggregate have a material impact on the Company’s results of operations.

Antor Media Corporation v. Apple Computer, Inc., et al.

Plaintiff Antor Media filed this action on September 5, 2003 in the United States District Court in the Eastern District of Texas alleging infringement by the Company and other defendants of U.S. patent 5,754,961 relating to a “Method and Apparatus for Transmitting Information Recorded on Information Storage Means from a Central Server to Subscribers via a High Data Rate Digital Telecommunications Network.” The complaint sought unspecified damages and other relief. The Company answered the complaint, denied all material allegations, asserted numerous affirmative defenses, and asserted counterclaims requesting declaratory judgment of non-infringement and invalidity. Trial was set for March 2005.  The parties have reached a settlement and the matter is concluded.  Settlement of this matter did not have a material effect on the Company’s financial position or results of operation.

Apple Corps Ltd. v. Apple Computer, Inc.; Apple Computer, Inc. v. Apple Corps Ltd.

Plaintiff Apple Corps filed this action on July 4, 2003 in the High Court of Justice, Chancery Division, in London alleging that the Company has breached a 1991 agreement that resolved earlier trademark litigation between the parties regarding use of Apple marks. Plaintiff seeks an injunction, unspecified damages and other relief. The Company filed a motion on October 13, 2003, challenging jurisdiction in the U.K. The Court denied this motion on April 7, 2004. The Company filed an appeal of the Court’s decision but subsequently withdrew the appeal.  In November 2004, Apple Corps served the Company with an Amended Bill of Particulars and on December 23, 2004 the Company filed a Defence.

On October 8, 2003, the Company filed a lawsuit against Apple Corps in the United States District Court for the Northern District of California requesting a declaratory judgment that the Company has not breached the 1991 agreement. Apple Corps challenged jurisdiction in the California case but the Court denied that challenge on March 25, 2004. Apple Corps subsequently prevailed on a motion to stay the California case during the pendency of the U.K. action. The Company has dismissed the California lawsuit without prejudice.

Cagney v. Apple Computer, Inc.

Plaintiff filed this purported class action on January 9, 2004 in Los Angeles County Superior Court, alleging improper collection of sales tax in transactions involving mail-in rebates. The complaint alleges violations of California Business and Professions Code Section 17200 (unfair competition) and seeks unspecified damages and other relief. The Company was served on January 21, 2004, and filed an answer on February 20, 2004, denying all allegations and asserting numerous affirmative defenses. The Company is investigating these allegations. The

Company filed a motion to disqualify Plaintiff’s counsel, which the Court denied. The Company filed a petition for a writ of mandate with respect to this ruling and the Court of Appeal has issued an order to show cause as to why the writ should not issue. Plaintiff’s lead counsel subsequently withdrew. The hearing on the show cause order took place on January 26, 2005 and the Court has not yet issued its ruling. The Company has obtained an opinion on the tax issue from the State Board of Equalization.

Compression Labs, Inc. v. Apple Computer, Inc., et al.; Apple v. Compression Labs, Inc., et al.

Plaintiff Compression Labs, Inc. filed this patent infringement action on April 22, 2004 against the Company and twenty-seven other defendants in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. patent 4,698,672. Plaintiff alleges that the Company infringes the patent by complying with the JPEG standard as defined by CCITT Recommendation T.81 entitled “Information Technology—Digital Compression and Coding of Continuous Tone Still Images—Requirements and Guidelines.” Plaintiff seeks unspecified damages and other relief. The defendants filed a motion to dismiss or, in the alternative, to transfer the case to Delaware. The motion was heard on January 31, 2005 and the Court has not yet issued its ruling. The case is in discovery and trial is expected to be held in October 2005 at the earliest.

On July 2, 2004, the Company and several other defendants in the Texas action filed a lawsuit in the United States District Court in Delaware against Compression Labs, Inc. and two other companies, requesting declaratory judgment of noninfringement, invalidity, implied license and unenforceability with respect to the ‘672 patent.  Defendants in the Delaware action have filed a motion to dismiss the complaint, but the motion is not yet set for hearing.  Discovery is stayed in the Delaware case.  Additional actions regarding this patent have been filed in other jurisdictions. A petition has been filed with the Panel on Multi-District Litigation (MDL), seeking coordination and transfer of all of these cases to one court for pre-trial proceedings.  A hearing on the MDL petition took place on January 27, 2005 and the Court has not yet issued its ruling.

Craft v. Apple Computer, Inc. (filed December 23, 2003, Santa Clara County Superior Court); Chin v. Apple Computer, Inc. (filed December 23, 2003, San Mateo County Superior Court); Hughes v. Apple Computer, Inc. (filed December 23, 2003, Santa Clara County Superior Court); Westley v. Apple Computer, Inc. (filed December 26, 2003, San Francisco County Superior Court); Keegan v. Apple Computer, Inc. (filed December 30, 2003, Alameda County Superior Court); Wagya v. Apple Computer, Inc. (filed February 19, 2004, Alameda County Superior Court); Yamin v. Apple Computer, Inc. (filed February 24, 2004, Los Angeles County Superior Court); Kieta v. Apple Computer, Inc. (filed July 8, 2004, Alameda County Superior Court)

Eight separate plaintiffs filed purported class action cases in various California courts alleging misrepresentations by the Company relative to iPod battery life. The complaints include causes of action for violation of California Business and Professions Code Section 17200 (unfair competition), the Consumer Legal Remedies Action (“CLRA”) and claims for false advertising, fraudulent concealment and breach of warranty. The complaints seek unspecified damages and other relief. The Company is investigating these claims. The cases have been consolidated in San Mateo County. On July 26, 2004, Plaintiffs filed a consolidated complaint.  On August 25, 2004, the Company filed an answer denying all allegations and asserting numerous affirmative defenses.  Discovery is stayed pending settlement discussions among the parties.

In addition, a similar complaint relative to iPod battery life, Mosley v. Apple Computer, Inc. was filed in Westchester County, New York on June 23, 2004 alleging violations of New York General Business Law Sections 349 (unfair competition) and 350 (false advertising). The Company removed the case to Federal Court and Plaintiff filed a motion for remand, which the Court has not yet decided.

Davis v. Apple Computer, Inc.

Plaintiff filed this purported class action in San Francisco County Superior Court on December 5, 2002, alleging that the Company engaged in unfair and deceptive business practices relating to its AppleCare Extended Service and Warranty Plan. Plaintiff asserts causes of action for violation of the California Business and Professions Code Sections 17200 and 17500, breach of the Song-Beverly Warranty Act, intentional misrepresentation and concealment. Plaintiff requests unspecified damages and other relief. The Company filed a demurrer and motion to strike which were granted, in part, and Plaintiff filed an amended complaint. The Company filed an answer on April 17, 2003 denying all allegations and asserting numerous affirmative defenses. Plaintiff subsequently amended its complaint. On October 29, 2003, the Company filed a motion to disqualify Plaintiff’s counsel in his role as counsel to the purported class and to the general public. The Court granted the motion, but allowed Plaintiff to retain substitute counsel. Plaintiff did engage new counsel for the general public, but not for the class. The Company moved to disqualify Plaintiff’s new counsel and to have the Court dismiss the general public claims for equitable relief. The Court declined to disqualify Plaintiff’s new counsel or to dismiss the equitable claims, but did confirm that the class action claims are dismissed. The case is stayed pending an appeal.

East Texas Technology Partners LP v. Apple Computer, Inc.

Plaintiff filed this patent infringement action on January 23, 2004 in the United States District Court in the Eastern District of Texas alleging infringement by the Company and seven other defendants of U.S. patent 6,574,239 relating to “Virtual Connection of a Remote Unit to a Server.” The complaint seeks unspecified damages and other relief. The Plaintiff’s law firm withdrew from the case because of a conflict of interest and dismissed the complaint without prejudice. The case was re-filed on February 10, 2004 in the Northern District of Texas by a new law firm. The Company received service of the new complaint on May 17, 2004 and filed a response on August 6, 2004, denying all material allegations and asserting numerous affirmative defenses. The Company is investigating this claim, and the case is in discovery.

Gobeli Research Ltd. v. Apple Computer, Inc., et al.

Plaintiff Gobeli Research Ltd. filed this patent infringement action against the Company and Sun Microsystems, Inc. on April 15, 2004 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. patent 5,418,968 related to a “System and Method of Controlling Interrupt Processing.” Plaintiff alleges that the Company’s Mac OS 9 and Mac OS X operating systems infringe Plaintiff’s patent. Plaintiff seeks unspecified damages and other relief.  The Company is investigating this claim. The Company filed an answer on June 9, 2004, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment of non-infringement and invalidity.

Goldberg, et al. v. Apple Computer, Inc., et al. (f.k.a. “Dan v. Apple Computer, Inc.”)

Plaintiffs filed this purported class action on September 22, 2003 in Los Angeles County Superior Court against the Company and other members of the industry on behalf of an alleged nationwide class of purchasers of certain computer hard drives. The case alleges violations of California Business and Professions Code Section 17200 (unfair competition), the Consumer Legal Remedies Act (“CLRA”) and false advertising related to the size of the drives. Plaintiffs allege that calculation of hard drive size using the decimal method misrepresents the actual size of the drive. The complaint seeks unspecified damages and other relief. Plaintiff filed an amended complaint on March 30, 2004 and the Company filed an answer on September 23, 2004, denying all allegations and asserting numerous affirmative defenses. The Company is investigating this claim. The parties are conducting discovery related to class certification. Defendants filed a motion to strike portions of the complaint based on sales by resellers and filed a motion for judgment on the pleadings based upon Proposition 64.  A hearing on those motions is set for February 16, 2005.

Hawaii Structural Iron Workers and Pension Trust Fund v. Apple Computer, Inc. and Steven P. Jobs; Young v. Apple Computer, Inc., et al.; Hsu v. Apple Computer Inc., et al.

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company’s publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company’s motion to dismiss for failure to state a cause of action, with leave to Plaintiffs to amend their complaint within thirty days. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. The Court heard the Company’s motion on July 11, 2003 and dismissed Plaintiffs’ claims with prejudice on August 12, 2003. Plaintiffs have appealed the ruling.  The parties have fully briefed the appeal and a hearing is set for February 17, 2005.

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. patent 5,280,371 entitled “Directional Diffuser for a Liquid Crystal Display.” Plaintiffs seek unspecified damages and other relief. The Company is investigating this claim.  The Company filed an answer on December 21, 2004 denying all material allegations, and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment of non-infringement and invalidity.

MacTech Systems v. Apple Computer, Inc.; Macadam v. Apple Computer, Inc.; Computer International, Inc. v. Apple Computer, Inc.; Elite Computers and Software, Inc. v. Apple Computer, Inc.; The Neighborhood Computer Store v. Apple Computer, Inc. (all in Santa Clara County Superior Court)

Five resellers have filed similar lawsuits against the Company for various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. Plaintiffs request unspecified damages and other relief. The Company answered the Computer International complaint on November 12, 2003 denying all allegations and asserting numerous affirmative defenses. The parties are in discovery in that case. The Company expects the other four plaintiffs to file amended complaints by February 7, 2005.  The Company filed an answer in the Macadam case on December 3, 2004.  On October 1, 2003, one of the resellers, Macadam, was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied. The Court denied Macadam’s motion for a preliminary injunction on December 19, 2003.

Slattery v. Apple Computer, Inc.

Plaintiff filed this purported class action on January 3, 2005 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music purchased on the iTunes Music Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power.  Plaintiff’s complaint alleges violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business and Professions Code Section 16700 et seq. (the Cartwright Act), California Business and Professions Code Section 17200 (unfair competition), common law unjust enrichment and common law monopolization. Plaintiff seeks unspecified damages and other relief.  The Company is investigating this claim in connection with preparing its response to the complaint. The Company’s response is due on February 10, 2005.

Stamm v. Apple Computer, Inc.

Plaintiff filed this purported class action on November 12, 2004 in Circuit Court, Cook County, Illinois alleging that a defect in Apple’s 17” Studio Display monitors results in dimming of half of the screen and constant blinking of the power light.  The Company is investigating the claim. The Company removed the case to federal court on December 22, 2004.  Plaintiff filed a motion to remand the case to state court on January 21, 2005. The Company filed a motion to dismiss on January 27, 2005.

Teleshuttle Technologies, LLC and BTG International Inc. v. Microsoft and Apple Computer, Inc.

Plaintiffs filed this case on July 20, 2004 in United States District Court for the Northern District of California alleging infringement of U.S. patent 6,557,054, entitled “Method and System for Distributing Updates by Presenting Directory of Software Available for User Installation That is Not Already Installed on User Station.” Plaintiffs seek unspecified damages and other relief. Plaintiffs filed an amended complaint on September 7, 2004, adding a second patent, U.S. patent 6,769,009 entitled “Method and System for Selecting a Personalized Set of Information Channels.” The Company filed an answer on October 18, 2004, denying all material allegations and asserting numerous affirmative defenses. The case is in discovery.

VirginMega/French Competition Council

On June 28, 2004, VirginMega filed a complaint with the French Competition Council against Apple Computer France. VirginMega sought “interim measures,” requiring the Company to license its FairPlay digital rights management (“DRM”) technology to VirginMega and all other interested parties within thirty days. A hearing on VirginMega’s request for interim measures took place on October 19, 2004. On November 9, 2004, the French Competition Council issued a decision denying VirginMega’s request for interim measures and rejecting VirginMega’s complaint. Virgin Mega did not appeal the French Competition Council’s decision and the matter is now concluded.

Item 6. Exhibits

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
February 1, 2005