Form 10-Q
period 2005-03-26
APPLE COMPUTER INC
filed 2005-05-04
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005 OR

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

Yes  ☒    No  ☐

823,933,916 shares of common stock issued and outstanding as of April 22, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 26, 2005	March 27, 2004	March 26, 2005	March 27, 2004

Net sales	$3,243	$1,909	$6,733	$3,915
Cost of sales	2,275	1,379	4,769	2,849
Gross margin	968	530	1,964	1,066

Operating expenses:
Research and development	119	123	242	242
Selling, general, and administrative	447	345	917	688
Restructuring costs	—	10	—	10
Total operating expenses	566	478	1,159	940
Operating income	402	52	805	126

Other income and expense:
Gains on non-current investments	—	—	—	4
Interest and other income, net	33	12	59	21
Total other income and expense	33	12	59	25

Income before provision for income taxes	435	64	864	151

Provision for income taxes	145	18	279	42

Net income	$290	$46	$585	$109

Earnings per common share:
Basic	$0.36	$0.06	$0.73	$0.15
Diluted	$0.34	$0.06	$0.69	$0.15

Shares used in computing earnings per share (in thousands):
Basic	808,172	730,694	798,602	727,796
Diluted	857,011	756,460	848,553	750,336

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	March 26, 2005	September 25, 2004

ASSETS:

Current assets:
Cash and cash equivalents	$2,254	$2,969
Short-term investments	4,803	2,495
Accounts receivable, less allowances of $51 and $47, respectively	888	774
Inventories	164	101
Deferred tax assets	297	231
Other current assets	601	485
Total current assets	9,007	7,055
Property, plant and equipment, net	742	707
Goodwill	80	80
Acquired intangible assets	33	17
Other assets	249	191
Total assets	$10,111	$8,050

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$1,773	$1,451
Accrued expenses	1,579	1,200
Total current liabilities	3,352	2,651
Non-current liabilities	373	323
Total liabilities	3,725	2,974

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 823,136,748 and 782,887,234 shares issued and outstanding, respectively	3,195	2,514
Deferred stock compensation	(70)	(93)
Retained earnings	3,255	2,670
Accumulated other comprehensive income (loss)	6	(15)
Total shareholders’ equity	6,386	5,076
Total liabilities and shareholders’ equity	$10,111	$8,050

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	March 26, 2005	March 27, 2004

Cash and cash equivalents, beginning of the period	$2,969	$3,396

Operating Activities:
Net income	585	109
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	82	69
Stock based compensation expense	20	13
Provision for (benefit from) deferred income taxes	13	(4)
Tax benefit from stock options	275	12
Loss on disposition of property, plant, and equipment	4	—
Gains on non-current investments	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(114)	181
Inventories	(63)	(7)
Other current assets	(116)	(17)
Other assets	(56)	(25)
Accounts payable	322	(163)
Other liabilities	359	116
Cash generated by operating activities	1,311	280

Investing Activities:
Purchases of short-term investments	(5,304)	(976)
Proceeds from maturities of short-term investments	2,750	660
Proceeds from sales of short-term investments	242	52
Proceeds from sales of non-current investments	—	5
Purchases of property, plant, and equipment	(101)	(79)
Other	(19)	12
Cash used for investing activities	(2,432)	(326)

Financing Activities:
Payment of long-term debt	—	(300)
Proceeds from issuance of common stock	406	108
Cash generated by (used for) financing activities	406	(192)
Decrease in cash and cash equivalents	(715)	(238)
Cash and cash equivalents, end of the period	$2,254	$3,158

Supplemental cash flow disclosures:

Cash paid for interest	$—	$10
Cash paid for income taxes, net	$47	$15

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

Common Stock Split

On February 28, 2005, the Company effected a two-for-one stock split to shareholders of record as of February 18, 2005.  All share and per share information have been retroactively adjusted to reflect the stock split.

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

In the fourth quarter of 2004, the Company began incurring substantial development costs associated with the latest version of Mac OS X (code-named “Tiger”) subsequent to achievement of technological feasibility as evidenced by public demonstration in August 2004 and the subsequent release of a developer beta version of the product. Therefore, during the second quarter and first quarter of 2005 and the fourth quarter of 2004, the Company capitalized approximately $14.7 million, $14.8 million and $4.5 million, respectively, of costs associated with the development of Tiger.  Amortization of this asset to cost of sales will commence when Tiger begins shipping and will be recognized on a straight-line basis over a 3 year estimated useful life.  The final version of the product was released in April 2005.

During the second quarter of 2004, the Company incurred substantial development costs associated with FileMaker Pro 7 subsequent to achievement of technological feasibility as evidenced by public demonstration and release of a developer beta version, and prior to the release of the final version of the product in March 2004. Therefore, during the second quarter of 2004, the Company capitalized approximately $2.3 million of costs associated with the development of FileMaker Pro 7.  In accordance with SFAS No. 86, amortization of this asset to cost of sales began in March 2004 when FileMaker Pro 7 was shipped and is being recognized on a straight-line basis over a 3 year estimated useful life.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  SFAS 123R will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123R, management expects adoption to have a material impact on its results of operations.

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

The Company’s pro forma information for the three and six month periods ended March 26, 2005 and March 27, 2004 follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04

Net income - as reported	$290	$46	$585	$109

Add: Stock-based employee compensation expense included in reported net income, net of tax	9	6	18	13

Deduct: Stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(27)	(34)	(56)	(70)

Net income - pro forma	$272	$18	$547	$52

Net income per common share - as reported
Basic	$0.36	$0.06	$0.73	$0.15
Diluted	$0.34	$0.06	$0.69	$0.15

Net income per common share - pro forma
Basic	$0.34	$0.02	$0.68	$0.07
Diluted	$0.32	$0.02	$0.64	$0.07

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04

Numerator (in millions):

Net income	$290	$46	$585	$109

Denominator:
Weighted average-shares outstanding, excluding unvested restricted stock	808,172	730,694	798,602	727,796
Effect of dilutive options, restricted stock units and restricted stock	48,839	25,766	49,951	22,540

Denominator for diluted earnings per share	857,011	756,460	848,553	750,336

Basic earnings per share	$0.36	$0.06	$0.73	$0.15

Diluted earnings per share	$0.34	$0.06	$0.69	$0.15

Potentially dilutive securities, including stock options, restricted stock units, and restricted stock, to acquire approximately 0.9 million and 13.7 million shares of common stock for the three months ended March 26, 2005 and March 27, 2004, respectively, and 1.1 million and 18.6 million shares of common stock for the six months ended March 26, 2005 and March 27, 2004, respectively were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of March 26, 2005 and September 25, 2004 (in millions):

	3/26/05	9/25/04

Cash	$165	$200

U.S. Treasury and Agency securities	3	87
U.S. corporate securities	1,255	1,795
Foreign securities	831	887
Total cash equivalents	2,089	2,769

U.S. Treasury and Agency securities	870	1,080
U.S. corporate securities	3,272	1,352
Foreign securities	661	63
Total short-term investments	4,803	2,495

Total cash, cash equivalents, and short-term investments	$7,057	$5,464

The Company’s short-term investment portfolio consists of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized losses, net of taxes, of $5.8 million on its investment portfolio, approximately half of which related to investments with stated maturities of less than one year, as of March 26, 2005.  As of September 25, 2004, the Company had net unrealized losses, net of taxes, of $4 million on its investment portfolio, primarily related to investments with stated maturities of less than one year. The Company occasionally sells short-term investments prior to their stated maturities. No material gains or losses were recognized on any such sales during the three and six month periods ending March 26, 2005 or March 27, 2004.

As of March 26, 2005 and September 25, 2004, $327 million and $180 million, respectively, of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years.  The remainder of the Company’s short-term investments had underlying maturities between 3 and 12 months.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. From time to time, the Company enters into interest rate derivative agreements to modify the interest rate profile of certain investments and debt. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. As of the end of the first six months of 2005, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of fiscal 2004.

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

Accounting for Derivative Financial Instruments

The Company accounts for all derivatives at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of March 26, 2005, the Company had a net deferred gain associated with cash flow hedges of approximately $3.8 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the fourth quarter of fiscal 2005.

Note 3 – Condensed Consolidated Financial Statement Details (in millions)

Inventories

	3/26/05	9/25/04
Purchased parts	$1	$1
Finished goods	163	100

Total inventories	$164	$101

Other Current Assets

	3/26/05	9/25/04
Vendor non-trade receivables	$354	$276
Other current assets	247	209

Total other current assets	$601	$485

Property, Plant, and Equipment, Net

	3/26/05	9/25/04
Land and buildings	$354	$351
Machinery, equipment, and internal-use software	460	422
Office furniture and equipment	82	79
Leasehold improvements	474	446
	1,370	1,298

Accumulated depreciation and amortization	(628)	(591)

Total property, plant, and equipment, net	$742	$707

Other Assets

	3/26/05	9/25/04
Non-current deferred tax assets	$88	$86
Capitalized software development costs, net	48	25
Other assets	113	80

Total other assets	$249	$191

Accrued Expenses

	3/26/05	9/25/04
Deferred revenue - current	$427	$342
Accrued marketing and distribution	186	147
Accrued compensation and employee benefits	164	134
Accrued warranty and related costs	154	105
Other current liabilities	648	472

Total accrued expenses	$1,579	$1,200

Non-current Liabilities

	3/26/05	9/25/04
Deferred revenue - non-current	$231	$202
Deferred tax liabilities	132	113
Other non-current liabilities	10	8

Total non-current liabilities	$373	$323

Interest and Other Income, Net

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04
Interest income	$39	$15	$67	$29
Interest expense	—	(1)	—	(3)
Other income (expense), net	(6)	(2)	(8)	(5)

Interest and other income, net	$33	$12	$59	$21

Note 4 – Restructuring Actions

2004 Restructuring Actions

The Company recorded total restructuring charges of approximately $23 million during the year ended September 25, 2004, including approximately $14 million in severance costs, $5.5 million in asset impairments, and a $3.5 million charge for lease cancellations.  Of the $23 million charge, $18.4 million had been utilized by the end of the second quarter of 2005, with the remaining $4.6 million consisting of $1.5 million for employee severance benefits and $3.1 million for lease cancellations. These actions will result in the termination of 485 positions, 441 of which had been terminated prior to the end of the second quarter of 2005.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2004 (in millions):

	Employee Severance Benefits	Asset Impairments	Lease Cancellations	Totals

Total charge	$14.0	$5.5	$3.5	$23.0
Total spending through March 26, 2005	(12.0)	—	(0.4)	(12.4)
Total non-cash items	—	(5.2)	—	(5.2)
Adjustments	(0.5)	(0.3)	—	(0.8)
Accrual at March 26, 2005	$1.5	$—	$3.1	$4.6

2003 Restructuring Actions

The Company recorded total restructuring charges of approximately $26.8 million during the year ended September 27, 2003, including approximately $7.4 million in severance costs, a $5.0 million charge to write-off deferred compensation, $7.1 million in asset impairments and a $7.3 million charge for lease cancellations. Of the $26.8 million charge, all had been utilized by the end of the second quarter of 2005, except for approximately $2.3 million related to operating lease costs on abandoned facilities.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2003 (in millions):

	Employee Severance Benefits	Deferred Compensation Write-off	Asset Impairments	Lease Cancellations	Totals

Total charge	$7.4	$5.0	$7.1	$7.3	$26.8
Total spending through March 26, 2005	(7.9)	—	—	(4.5)	(12.4)
Total non-cash items	—	(5.0)	(7.1)	—	(12.1)
Adjustments	0.5	—	—	(0.5)	—
Accrual at March 26, 2005	$—	$—	$—	$2.3	$2.3

Note 5 – Shareholders’ Equity

Preferred Stock

The Company has 5 million shares of authorized preferred stock, none of which is outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.  The Company has not engaged in any transactions to repurchase its common stock since fiscal 2003. Since inception of the stock repurchase plan, the Company had repurchased a total of 13.2 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of March 26, 2005.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three and six-month periods ended March 26, 2005, and March 27, 2004 (in millions):

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04

Net income	$290	$46	$585	$109
Other comprehensive income:
Net change in unrealized derivative gains/losses	17	22	8	14
Change in foreign currency translation	(7)	(2)	15	12
Net change in unrealized investment gains/losses	(1)	1	(2)	2
Reclassification adjustment for investment gains included in net income	—	—	—	(3)

Total comprehensive income	$299	$67	$606	$134

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and six-month periods ended March 26, 2005, and March 27, 2004 (in millions):

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04

Change in fair value of derivatives	$4	$1	$(8)	$(17)
Adjustment for net losses realized and included in net income	13	21	16	31
Change in unrealized derivative gains/losses	$17	$22	$8	$14

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	As of 3/26/05	As of 9/25/04

Unrealized losses on available-for-sale securities	$(6)	$(4)
Unrealized gains (losses) on derivative investments	4	(4)
Cumulative foreign currency translation	8	(7)
Accumulated other comprehensive income (loss)	$6	$(15)

Note 6 – Employee Benefit Plans

2003 Employee Stock Option Plan

The 2003 Employee Stock Option Plan (the 2003 Plan), formerly the 1998 Executive Officer Plan, is a shareholder approved plan that provides for broad-based grants to all employees in addition to executive officers and other key employees. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of 4 years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, restricted stock units, stock appreciation rights, and stock purchase rights.

1997 Employee Stock Option Plan

In August 1997, the Company’s Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Based on the terms of individual option grants, options granted under the 1997 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of 4 years, based on continued employment, with either annual or quarterly vesting. In October 2003, the Company terminated the 1997 Employee Stock Option Plan and cancelled all remaining unissued shares totaling 28,590,702.   No new options can be granted from the 1997 Plan.

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

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized for issuance is limited to a total of 1 million shares per offering period. As of March 26, 2005, approximately 2.7 million shares were reserved for future issuance under the Purchase Plan.

Subsequent Event – Employee Stock and Bonus Plans

At the Annual Meeting of Shareholders held on April 21, 2005, the Company’s shareholders approved the Performance Bonus Plan, a performance-based annual cash incentive plan for the Company’s executive officers. The shareholders also approved amendments to the 2003 Employee Stock Option Plan, including an increase in the number of shares reserved for issuance under the plan by 49 million shares. In addition, the shareholders approved an amendment to the Company’s Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder by 2 million shares.

Stock Option Plan Activity

A summary of the Company’s stock option activity and related information for the six month periods ended March 26, 2005 and March 27, 2004 is set forth in the following table (shares in thousands):

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted Average Exercise Price
Balance at 9/25/04	24,050	110,722	$10.52
Options Granted	(3,798)	3,798	$32.72
Options and Restricted Stock Units Cancelled	2,232	(2,232)	$10.80
Options Exercised	—	(38,868)	$9.96
Plan Shares Expired	(1,030)	—	—
Balance at 3/26/05	21,454	73,420	$11.96

Balance at 9/27/03	91,660	126,024	$9.54
Options Granted	(32,496)	32,496	$11.07
Restricted Stock Units Granted	(4,800)	—	—
Options Cancelled	3,352	(3,352)	$10.24
Options Exercised	—	(10,256)	$8.84
Plan Shares Expired	(30,752)	—	—
Balance at 3/27/04	26,964	144,912	$9.92

The options outstanding as of March 26, 2005 have been segregated into seven ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding as of 3/26/05	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of 3/26/05	Weighted Average Exercise Price

$0.62 - $8.66	11,988	4.78	$7.16	9,430	$7.04
$8.67 - $10.12	10,819	5.58	$9.28	9,787	$9.26
$10.13 - $10.23	11,232	6.54	$10.20	6,721	$10.20
$10.24 - $10.90	13,990	5.85	$10.87	2,632	$10.80
$10.91 - $11.73	11,907	5.80	$11.39	4,339	$11.40
$11.74 - $27.45	10,533	5.77	$17.40	5,445	$18.97
$27.46 - $44.50	2,951	6.75	$36.03	111	$30.58

$0.62 - $44.50	73,420	5.76	$11.96	38,465	$10.66

The Company had 4.830 million restricted stock units outstanding as of March 26, 2005, which were excluded from the options outstanding balances in the preceding tables.  None of these restricted stock units were vested as of March 26, 2005. These restricted stock units have been deducted from the shares available for grant under the Company’s stock option plans.

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

The assumptions used for the three and six month periods ended March 26, 2005 and March 27, 2004, and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04

Expected life of stock options	3.5 years	3.5 years	3.5 years	3.5 years
Expected life of stock purchases	6 months	6 months	6 months	6 months
Interest rate - stock options	3.70%	2.33%	3.13% - 3.70%	2.33% - 2.35%
Interest rate - stock purchases	2.54%	0.96%	1.67% - 2.54%	0.96% - 1.10%
Volatility - stock options	40%	40%	40%	40%
Volatility - stock purchases	41%	34%	32% - 41%	34% - 44%
Expected dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$13.54	$3.50	$10.94	$3.48
Weighted-average fair value of employee stock purchases during the period	$7.30	$2.47	$5.53	$2.46

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 16 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 25, 2004, the Company’s total future minimum lease payments under noncancelable operating leases were $617 million, of which $436 million related to leases for retail space.  As of March 26, 2005, total future minimum lease payments related to leases for retail space increased to $489 million.

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

The following table reconciles changes in the Company’s accrued warranties and related costs for the three and six month periods ended March 26, 2005 and March 27, 2004 (in millions):

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04

Beginning accrued warranty and related costs	$135	$80	$105	$67
Cost of warranty claims	(43)	(27)	(77)	(48)
Accruals for product warranties	62	27	126	61
Ending accrued warranty and related costs	$154	$80	$154	$80

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either March 26, 2005 or September 25, 2004.

Contingencies

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company’s publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company’s motion to dismiss for failure to state a cause of action, with leave to Plaintiffs to amend their complaint within thirty days. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. The Court heard the Company’s motion on July 11, 2003 and dismissed Plaintiffs’ claims with prejudice on August 12, 2003. Plaintiffs appealed the ruling.  The Ninth Circuit Court of Appeal heard the matter on February 17, 2005 and affirmed the District Court’s ruling in an unpublished decision dated April 4, 2005.  Plaintiffs will not seek further review and the matter is concluded.

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

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs and variances not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $16 million and $20 million during the second quarters of 2005 and 2004, respectively, and $49 million and $48 million during the first six months of 2005 and 2004, respectively.

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

Management assesses the operating performance of the Retail segment differently than it assesses the operating performance of the Company’s geographic segments. The Retail segment revenue and operating income is intended to depict a measure comparable to that of the Company’s major channel partners in the U.S. operating retail stores so the Company can evaluate the Retail segment performance as if it were a channel partner. Therefore, the Company makes three significant adjustments to the Retail segment for management reporting purposes that are not included in the results of the Company’s other segments.

First, the Retail segment’s operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the U.S. operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company’s cost to support those partners. For the second quarter of 2005 and 2004, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $102 million and $45 million, respectively. For the first six months of 2005 and 2004, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $201 million and $97 million, respectively.

Second, the Company’s extended warranty, support and service contracts are transferred to the Retail segment at the same cost as that charged to the Company’s major retail channel partners in the U.S., resulting in a measure of revenue and gross margin for those items that is comparable between the Company’s Retail stores and those retail channel partners.  The Retail segment recognizes the full amount of revenue and cost of sales of the Company’s extended warranty, support and service contracts at the time of sale. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales. For the second quarter of 2005, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $21 million and $15 million, respectively. For the second quarter of 2004, the net sales and cost of sales of extended warranty, support and service contracts recognized by the Retail segment were $12 million and $8 million, respectively. For the first six months of 2005, this resulted in the recognition of additional net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $41 million and $28 million, respectively. This compares to similar adjustments to net sales and cost of sales during the first six months of 2004 of $24 million and $16 million, respectively.

Third, the Company has opened seven high profile stores in New York, Los Angeles, Chicago, San Francisco, Tokyo, Japan, Osaka, Japan, and London, England as of March 26, 2005.  These high profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings.  As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the amount incurred for a high profile store in excess of that incurred by a more typical Company retail location. Expenses allocated to corporate marketing resulting from the operations of these stores were $7.1 million and $4.0 million in the second quarters of 2005 and 2004, respectively, and $14.0 million and $6.2 million for the first six months of 2005 and 2004, respectively.

Summary information by operating segment follows (in millions):

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04
Americas:
Net sales	$1,443	$881	$3,080	$1,805
Operating income	$185	$91	$387	$205

Europe:
Net sales	$705	$449	$1,552	$968
Operating income	$100	$72	$233	$169

Japan:
Net sales	$284	$173	$469	$330
Operating income	$45	$27	$66	$48

Retail:
Net sales	$571	$266	$1,132	$539
Operating income	$42	$5	$87	$14

Other Segments (a):
Net sales	$240	$140	$500	$273
Operating income	$25	$24	$62	$42

(a)                                  Other Segments consists of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the consolidated financial statements follows (in millions):

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04

Segment operating income	$397	$219	$835	$478
Corporate expenses, net (b)	5	(157)	(30)	(342)
Restructuring costs	—	(10)	—	(10)
Total operating income	$402	$52	$805	$126

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

Note 10 – Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its CEO, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business.  The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $62,000 and $40,000 in expenses pursuant to the Reimbursement Agreement during the second quarters of 2005 and 2004, respectively, and $481,000 and $322,000 in expenses for the first six months of 2005 and 2004. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

The Company utilizes a variety of direct and indirect distribution channels.  The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Macintosh computers, and demonstrate the compatibility of the Macintosh with the Windows platform and networks.  The Company further believes that providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers.  To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally.  The Company had 103 stores open as of March 26, 2005.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable.  Generally, product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers, and for certain other sales, the Company defers revenue recognition until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable.

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

Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value. Although the Company has recognized no material impairment adjustments related to its property, plant, and equipment or identifiable intangibles during the past two fiscal years, except those made in conjunction with restructuring actions, deterioration in the Company’s business in a geographic region or business segment in the future, including deterioration in the performance of individual retail stores, could lead to such impairment adjustments in future periods in which such business issues are identified.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs a review of goodwill for impairment annually, or earlier if indicators of potential impairment exist. The review of goodwill for potential impairment is subjective and requires that: (1) goodwill be allocated to various reporting units of the Company’s business to which it relates; (2) the Company estimate the fair value of those reporting units to which the goodwill relates; and (3) the Company determine the book value of those reporting units. If the estimated fair value of reporting units with allocated goodwill is determined to be less than their book value, the Company is required to estimate the fair value of all identifiable assets and liabilities of those reporting units in a manner similar to a purchase price allocation for an acquired business. This requires independent valuation of certain internally developed and unrecognized assets including in-process research and development and developed technology. Once this process is complete, the amount of goodwill impairment, if any, can be determined.

Based on the Company’s estimates as of March 26, 2005 there was no impairment of goodwill. However, changes in various circumstances including changes in the Company’s market capitalization, changes in the Company’s forecasts, and changes in the Company’s internal business structure could cause one or more of the Company’s reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in the personal computer and consumer electronics industries and changes in global or regional economic conditions, the Company may strategically realign its resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of property, plant, and equipment, identifiable intangibles, or goodwill.

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

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.  The Company is currently evaluating the repatriation provisions of the American Jobs Creation Act of 2004, which, if implemented by the Company, would affect the Company’s tax provision and deferred tax assets and liabilities.

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

Mac® mini

In January 2005, the Company introduced Mac mini, a Mac computer without a display, keyboard, or mouse, with a starting price of $499 and weighing as little as 2.9 pounds.  Mac mini is available in two models, one containing a 1.25 GHz PowerPC G4 processor and a 40GB hard drive, and one containing a 1.42 GHz PowerPC G4 processor and an 80GB hard drive.  Both models include ATI Radeon 9200 graphics with 32MB of dedicated DDR memory and a slot-load Combo drive for watching DVD movies and burning CDs.  Mac mini includes one FireWire® 400 and two USB 2.0 ports, and a DVI interface that also supports VGA so consumers can connect to LCD or CRT displays. The Mac mini includes built-in 10/100BASE-T Ethernet and a 56K V.92 modem for Internet access, and offers optional support for an AirPort® Extreme Card for 54 Mbps 802.11g wireless networking along with an internal Bluetooth module for the latest in wireless communications.

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

iTunes Music Store®

The Company introduced the iTunes Music Store in Canada in December 2004, and in Ireland in January 2005.  The iTunes Music Store now serves customers in a total of 15 countries in North America and Europe.

iLife® ‘05

In January 2005, the Company introduced iLife ‘05, an upgrade to its digital lifestyle suite, which features major new versions of iPhoto™, iMovie®, iDVD® and GarageBand™ and includes the latest version of iTunes®.

iPhoto® 5 is the Company’s consumer-oriented digital photo software application.  iPhoto 5 includes advanced editing tools, adds support for uncompressed RAW photos throughout the application and includes a new slideshow builder, which allows users to apply effects, transitions and durations to each individual slide. iPhoto 5 features a new way to create hardcover and softcover photo books and includes new book layouts, double-sided printing, and online book ordering from within iPhoto 5.

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

iDVD® is a consumer-oriented software application that enables users to turn iMovie files, QuickTime® files and digital pictures into DVDs that can be played on most consumer DVD players. iDVD 5 includes 15 new themes featuring moving drop zones that can display video clips or photos in motion across DVD menus.  iDVD 5 also features OneStep DVD, which automatically creates a DVD from footage from a user’s camcorder. With a compatible SuperDrive™, iDVD 5 now supports all single-sided DVD formats.

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

iLife ‘05 also includes iTunes 4.7.1, the latest version of the Company’s digital music jukebox software application that allows users to purchase music from the Company’s iTunes Music Store. iTunes organizes music using searching, browsing and playlists, and also includes features such as iMix playlist sharing and provides integration with the complete family of iPods, including the new iPod shuffle.

iWork™ ‘05

In January 2005, the Company introduced iWork ‘05, productivity software designed to take advantage of both Mac OS X and iLife ‘05 to help users create, present and publish documents and presentations. iWork ‘05 introduces Pages™, a new word processor, and also features Keynote™ 2, a new version of the Company’s presentation software.

Pages™ gives users the tools to create letters, newsletters, reports, brochures and resumes with advanced typography, multiple columns, footnotes, tables of content and styles. With features like text wrapping and alignment guides, Pages lets users create free-form arrangements of text, graphics, photos, tables and charts. An integrated iLife media browser lets users drag and drop photos from the iPhoto library directly into documents.

Keynote™ 2 is the Company’s presentation software that gives users the ability to create presentations, portfolios, interactive slideshows and storyboards. Keynote 2 contains slide animations to synchronize the movement of multiple objects and cinematic real-time animated text. The iLife media browser within Keynote allows users to insert photos, movies and music directly into presentations and with image masking, users can frame the exact part of the photo they want to display. Keynote 2 can also work with a second monitor to display upcoming slides, notes and a timer.

Final Cut® Express HD

In January 2005, the Company announced Final Cut Express HD, an update to Final Cut Express, which began shipping in February 2005. This version enables users to capture, edit and output HDV over a single FireWire cable, without requiring any additional software or hardware. Final Cut Express HD supports Digital Cinema Desktop and includes sound editing tools including 99 audio tracks, real-time volume and audio filter adjustment and a voice-over tool. Final Cut Express HD includes LiveType™, which can add HD-quality animated text and motion graphics to videos.  Final Cut Express HD also includes Soundtrack, music creation software that allows users to compose musical scores for their video.

Final Cut® Studio

In April 2005, the Company announced Final Cut Studio, a HD video production suite that features Final Cut Pro® 5, an upgrade to the editing software for DV, SD, HD and film. Final Cut Studio also includes tools that complement Final Cut Pro 5 such as Soundtrack® Pro, a new application that gives audio and video professionals a way to create, control and fix audio; Motion 2, an upgrade that now allows real-time motion graphics with GPU accelerated 32-bit float rendering; and DVD Studio Pro® 4, DVD authoring software that burns high definition DVDs to the latest HD DVD specification.  These components of Final Cut Studio will also be sold separately.

Shake® 4

In April 2005, the Company announced Shake 4, an upgrade to the Company’s compositing software. Used by artists and visual effects facilities to create visual effects for film and television, Shake 4 features 3D multi-plane compositing, optical flow image processing and integration with Final Cut Pro 5.

Mac OS® X Tiger

In April 2005, the Company began shipping Mac OS X version 10.4 (code named “Tiger”), the Company’s fifth major version of Mac OS X.  Tiger incorporates more than 200 new features and innovations including Spotlight™, a desktop search technology that lets users find items stored on their Mac, including documents, emails, contacts and images; and Dashboard, a new way to instantly access information such as weather forecasts and stock quotes, using a new class of applications called widgets.  The server version of the Mac OS operating system, Mac OS X Tiger Server, also began shipping in April 2005.

Net Sales

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended			Six Months Ended
	3/26/05	3/27/04	Change	3/26/05	3/27/04	Change

Net Sales by Operating Segment:
Americas net sales	$1,443	$881	64%	$3,080	$1,805	71%
Europe net sales	705	449	57%	1,552	968	60%
Japan net sales	284	173	64%	469	330	42%
Retail net sales	571	266	115%	1,132	539	110%
Other segments net sales (a)	240	140	71%	500	273	83%
Total net sales	$3,243	$1,909	70%	$6,733	$3,915	72%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	477	361	32%	953	739	29%
Europe Macintosh unit sales	276	187	48%	596	427	40%
Japan Macintosh unit sales	102	76	34%	166	153	8%
Retail Macintosh unit sales	144	70	106%	263	143	84%
Other segments Macintosh unit sales (a)	71	55	29%	138	116	19%
Total Macintosh unit sales	1,070	749	43%	2,116	1,578	34%

Net Sales by Product:
Power Macintosh net sales (b)	$320	$349	(8)%	$701	$747	(6)%
PowerBook net sales	413	336	23%	720	735	(2)%
iMac net sales (c)	483	252	92%	1,103	503	119%
iBook net sales	278	223	25%	575	444	30%
Total Macintosh net sales	1,494	1,160	29%	3,099	2,429	28%

iPod	1,014	264	284%	2,225	520	328%
Other music products (d)	216	60	260%	393	107	267%
Peripherals and other hardware (e)	280	238	18%	564	460	23%
Software (f)	134	127	6%	251	276	(9)%
Service and other sales	105	60	75%	201	123	63%
Total net sales	$3,243	$1,909	70%	$6,733	$3,915	72%

Unit Sales by Product:
Power Macintosh unit sales (b)	141	174	(19)%	308	380	(19)%
PowerBook unit sales	211	157	34%	363	352	3%
iMac unit sales (c)	467	217	115%	923	444	108%
iBook unit sales	251	201	25%	522	402	30%
Total Macintosh unit sales	1,070	749	43%	2,116	1,578	34%

iPod unit sales	5,311	807	558%	9,891	1,540	542%

Net sales per Macintosh unit sold (g)	$1,396	$1,549	(10)%	$1,465	$1,539	(5)%

Notes:

(a)          Other Segments include Asia Pacific and FileMaker.

(b)         Includes Xserve product line.

(c)          Includes eMac and Mac mini product lines.

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

Net sales during the second quarter of 2005 increased 70% or $1.334 billion from the same quarter in 2004, and were up 72% or $2.818 billion for the first six months of fiscal 2005 compared to the same period of fiscal 2004.  Several factors contributed to these increases including:

•                  Net sales of iPods increased $750 million, or 284% during the second quarter of 2005 compared to the same period in 2004, and increased $1.705 billion or 328% in the first half of 2005.  Unit sales of iPods totaled 5.3 million during the second quarter of 2005, which represents an increase of 558% from the 807,000 units sold in the second quarter of 2004.  For the first six months of 2005, iPod unit sales increased 542% to 9.9 million units sold compared to 1.5 million units sold in the prior year. Since introduction of the iPod product line in fiscal 2002, the Company has sold in excess of 15 million iPods. Strong iPod demand for the quarter and first six months continued to be experienced in all of the Company’s operating segments.  These results were driven by several factors, including strong sales of the new iPod shuffle in January 2005, the release of the new iPod mini in February 2005, price reductions associated with both iPod photo and iPod mini in the second quarter of 2005, and expansion of the iPod’s distribution network during the first six months of 2005.

•                  Other music products consist of sales associated with the iTunes Music Store and iPod related services and accessories.  Net sales of other music products increased 260% to $216 million in the second quarter of 2005 compared to the same period in 2004.  A similar increase of 267% in net sales of other music products was experienced for the first half of 2005 compared to the first half of 2004.  The Company has experienced strong growth in sales of iPod services and accessories resulting from the increase in overall iPod unit sales for both the second quarter and first half of 2005. Likewise, the iTunes Music Store has experienced strong growth in sales in both the second quarter and first half of 2005 as a result of substantial growth in sales in the U.S. and expansion to Europe and Canada.

•                  Total Macintosh net sales increased by 29% and 28% during the second quarter and first six months of 2005 compared with the same periods in 2004.  Unit sales during the second quarter and first half of 2005 also reflected increases of 43% and 34%, respectively, compared to the same period in the prior year.   These increases in net sales and unit sales relate primarily to strong demand for the Company’s consumer-oriented iMac and iBook products, offset by a slight decline in Power Macintosh net sales.  Net sales of consumer-oriented products increased 60% and 77% for the three and six months ended March 26, 2005, respectively, compared to the same periods in 2004.  Unit sales showed increases of approximately 71% for both the second quarter and first half of 2005 compared to the same period in the prior year. These increases are largely attributable to the introduction of the Mac mini in January 2005, the iMac G5 at the end of fiscal 2004 and the upgrade of the iBook in October 2004.  In addition, PowerBook net sales increased 23% in the second quarter of 2005 compared with the same period in 2004, primarily as a result of a refresh and a simultaneous price drop to the PowerBook product line in the second quarter of 2005.  The Company also believes that a shift in customer preference from desktop systems to portable systems continues. Net sales per Macintosh unit sold during the second quarter of 2005 decreased 10% to $1,396 compared to the same quarter in 2004, and decreased 5% to $1,465 during the first six months of 2005 from $1,539 in 2004.  These decreases were the result of changes in overall unit mix towards relatively lower-priced consumer products, specifically the impact of the new Mac mini product, partially offset by an increase in direct sales.

•                  The Retail segment’s net sales grew 115% to $571 million during the second quarter of 2005 and grew by 110% to $1.132 billion in the first half of 2005 compared to the same periods in the prior year.  These increases are largely attributable to the increase in total stores from 78 at the end of the second quarter of 2004 to 103 as of March 26, 2005, as well as a 60% year-over-year increase in average revenue per store. While the Company’s customers in areas where the Retail segment has opened stores may elect to purchase from the Retail segment stores rather than the Company’s preexisting sales channels in the U.S., Japan, and the U.K., the Company believes that a substantial portion of the Retail segment’s net sales is incremental to the Company’s total net sales. See additional comments below related to the Retail segment under the heading “Segment Operating Performance.”

•                  Net sales of peripherals and other hardware rose $42 million or 18% during the second quarter of 2005 compared to the same quarter in 2004, and increased $104 million or 23% in the first half of 2005 as a result of increased net sales of displays and other computer accessories. Net sales of other computer accessories include AirPort cards and base stations, iSight digital video cameras, and third-party hardware products. The increase in total net sales of peripherals and other hardware was experienced by all of the Company’s operating segments.

•                  The Company’s U.S. education channel experienced an increase in net sales and unit sales of 25% and 21%, respectively for the second quarter of 2005 compared to the same period in the prior year.  For the first six months of 2005, net sales and unit sales increased 22% and 16%, respectively, compared to the first half of 2004. These increases were driven predominantly by strength in the higher education market. While revenue from the K-12 market was slightly higher in the second quarter and first half of 2005 than the same periods of 2004, the Company believes this market continues to be subject to budget constraints.

•                  Net sales of software rose $7 million or 6% during the second quarter of 2005 compared to the same quarter in 2004, while decreasing $25 million or 9% for the first six months of 2005 compared to the same period in the prior year. The slight increase in software for the quarter reflects higher sales of application software in 2005 compared to 2004.  The year-over-year decrease in software for the first half of 2005 is attributable primarily to a decrease in sales of the Company’s Mac OS X Panther operating system, which was originally released in the first quarter of 2004, as customers awaited the release of the Company’s newest operating system, Mac OS X Tiger, which became available at the end of April 2005.

•                  Service and other sales rose over 75% during the second quarter and rose 63% for the first six months of 2005 compared to the same periods in 2004.  These increases are the result of significant year-over-year increases in net sales associated with AppleCare Protection Plan (APP) extended maintenance and support services, as well as increases in net sales associated with the Company’s .Mac Internet service. Increased net sales associated with APP are primarily the result of higher Macintosh unit sales and higher attach rates on APP over the last several years.

Offsetting the favorable factors discussed above, the Company’s net sales during the second quarter and first half of 2005 were negatively impacted by the following factors:

•                  Net sales and unit sales of the Company’s Power Macintosh declined in the second quarter of 2005 and for the first half of 2005, compared to the same periods in the prior year.   The Company’s Power Macintosh net sales decreased 8% and 6% for the second quarter and first half of 2005, respectively, compared to the same periods in 2004.  Unit sales also decreased 19% for both the three and six month periods ending March 26, 2005, compared to the same periods in 2004. These declines in Power Macintosh are partially attributable to strong sales in the first and second quarters of 2004, following the products’ introduction at the end of the fourth quarter of 2003.  In addition, the Company believes that the Power Macintosh decline in 2005 may have resulted from a shift in customer preference away from the single processor Power Mac G5 towards the iMac G5 and the continued shift to portable systems.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment within those geographies. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan.  The Retail segment currently operates Apple-owned retail stores in the U.S., Japan, and the U.K. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment grew 64% or $562 million in the second quarter of 2005 compared with the same quarter in 2004.  For the first six months of 2005, net sales grew $1.275 billion, a 71% increase, compared to the same period of 2004. The increase in net sales for the second quarter and first half of 2005 was primarily attributable to the significant year-over-year increase in iPod sales, sales of other music products, and strong sales of the Company’s consumer–oriented iMac and iBook products, partially offset by lower Power Macintosh sales.  For the three and six month periods ended March 26, 2005, Macintosh unit sales in the Americas segment increased by 32% and 29%, respectively.

As noted above, the Company experienced an increase in U.S. education channel net sales of 25% and 22% for the second quarter and first six months of 2005, respectively, compared to the same periods in the prior year. This increase in U.S. education net sales relates primarily to strength in higher education net sales that drove year-over-year growth of 45% and 35% for the three and six months periods ended March 26, 2005, respectively.  Strength in higher education sales related primarily to strong demand for the refreshed PowerBook product introduced in the second quarter of 2005 and continued demand for the iMac G5 introduced in the fourth quarter of 2004.  The Company’s K-12 net sales increased by 5% and 10% for the second quarter and first half of 2005, respectively, compared with the same periods in the prior year.  The Company believes the K-12 market continues to be subject to budgetary constraints, which have limited year-over-year growth in net sales.

Europe

Net sales in Europe increased $256 million or 57% during the second quarter of 2005 as compared to the same quarter in 2004, and increased $584 million or 60% for the first six months of 2005 compared to the same period in 2004. Total Macintosh unit sales in Europe were up 48% and 40% in the second quarter and first half of 2005 compared to the same periods in 2004, respectively.  Consistent with the Americas segment, Europe experienced strong net sales of iPod, other music products and consumer-oriented iMac and iBook products.  In addition, the Europe segment experienced strong sales of peripherals and other hardware, including sales of Apple-branded and third-party displays and other hardware accessories.

Japan

Japan’s net sales increased 64% to $284 million during the second quarter of 2005 compared to the same quarter in 2004, and increased $139 million or 42% for the first six months of 2005 compared to the same period in 2004.  The net sales increase in Japan was the result of strong net sales of iPod, other music products, iMac products, and peripherals and other hardware.  These increases were partially offset by lower iBook sales. Unit sales in Japan increased 34% and 8% for the second quarter and first half of 2005, respectively, compared to the same periods in the prior year. When net sales from the Japan retail stores are added in the results for the Japan segment the combined revenue in Japan resulted in a increase of 72% and 50% for the second quarter of 2005 and first half of 2005, respectively, compared to the same periods in 2004.

Retail

The Company opened two new retail stores during the second quarter of 2005, including its fourth international store, which is located in Nagoya, Japan.  At the end of the second quarter of 2005, the Company had 103 retail stores open compared to 78 open stores at the end of the second quarter of 2004.  The Retail segment’s second quarter 2005 net sales grew by $305 million or 115% from the same quarter in 2004.  Net sales for the first six months of 2005 grew to $1.132 billion from $539 million during the same period of 2004, a 110% increase.  The Retail segment experienced strong net sales for the second quarter and first half of 2005 across all product lines, except for the Power Macintosh, net sales of which were relatively flat. With an average of 102 stores open during the quarter, average quarterly revenue per store increased 60% to $5.6 million, up from $3.5 million in the year-ago quarter.

As measured by the Company’s operating segment reporting, the Retail segment reported profit of $42 million and $87 million during the second quarter and first six months of 2005 as compared to profit of $5 million and $14 million during the second quarter and first six months of 2004. This improvement in profitability is primarily attributable to the segment’s year-over-year growth in average quarterly revenue per store, the impact of opening 25 new stores, and the segment’s overall increase in net sales for the second quarter and first six months of 2005, which resulted in higher leverage on occupancy, depreciation and other fixed costs.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $394 million through the end of fiscal 2004, and totaled $49 million during the first six months of 2005. As of March 26, 2005, the Retail segment had approximately 2,831 employees and had outstanding operating lease commitments associated with retail store space and related facilities of approximately $489 million.

Gross Margin

Gross margin for the three and six months ended March 26, 2005 and March 27, 2004 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04

Net sales	$3,243	$1,909	$6,733	$3,915
Cost of sales	2,275	1,379	4,769	2,849
Gross margin	$968	$530	$1,964	$1,066
Gross margin percentage	29.8%	27.8%	29.2%	27.2%

Gross margin of 29.8% and 29.2% for the three and six months ended March 26, 2005, respectively, increased from 27.8% and 27.2% for the same periods in 2004. The year-over-year increases in quarterly and year-to-date gross margins were primarily due to more favorable pricing on certain commodity components, a greater mix of direct sales, and higher overall revenue that provided for more effective leverage on fixed production costs.  In addition, gross margins during the second quarter and first half of 2004 were negatively impacted due to pricing actions on certain Power Mac G5 models that were transitioned during 2004 and purchase order cancellation costs associated with those product transitions.

The Company expects gross margin to be approximately 130 basis points lower in the third quarter of 2005 than in the second quarter of 2005 primarily due to the following factors: an expected third quarter increase in K-12 education sales which typically consist of products with lower average selling prices and corresponding lower margins, such as iBooks and iMacs; the full quarter impact of the lower margin iPod shuffle and Mac mini products, which were introduced in January 2005; and the full quarter impact of price reductions taken in the second quarter of 2005 on certain products, including iPod photo, iPod mini, displays and PowerBooks. Partially offsetting these factors is an expected favorable impact on gross margins from Mac OS X software sales, related to Mac OS X “Tiger,” which began shipping in April 2005.

The foregoing statements regarding the Company’s expected gross margin, increased K-12 education sales, and Mac OS X sales are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled “Factors That May Affect Future Results and Financial Condition.” There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained.

Operating Expenses

Operating expenses for the three and six months ended March 26, 2005 and March 27, 2004 were as follows (in millions, except for percentages):

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04

Research and development	$119	$123	$242	$242
Percentage of net sales	3.7%	6.4%	3.6%	6.2%
Selling, general, and administrative expenses	$447	$345	$917	$688
Percentage of net sales	13.8%	18.1%	13.6%	17.6%
Restructuring costs	$—	$10	$—	$10

Research and Development (R&D)

R&D remained relatively flat decreasing 3% or $4 million to $119 million in the second quarter of 2005 compared to $123 million in the same period in 2004, while R&D during the first half of 2005 remained unchanged from the levels experienced in the first half of 2004.  The slight year-over-year decrease in quarterly R&D relates primarily to capitalization of $14.7 million in software development costs associated with Mac OS X Tiger in the second quarter of 2005, offset by an increase in R&D headcount to support expanded R&D activities. The Company also capitalized software development costs in the second quarter of 2004 totaling $2.3 million related to the development of FileMaker Pro 7. In the first half of 2005, the Company capitalized approximately $30 million of software development costs associated with Mac OS X Tiger, which was offset by an increase in R&D headcount to support expanded R&D activities. R&D as a percentage of net sales decreased to approximately 4% for the three and six months ended March 26, 2005 as compared to approximately 6% in the same periods of the prior year due to the significant increase in total net sales for the Company of 70% and 72% for the three and six month periods, respectively.  The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and expects to continue to invest heavily in R&D to remain competitive.

Selling, General, and Administrative Expense (SG&A)

Expenditures for SG&A increased $102 million and $229 million, respectively, for the three and six month periods ended March 26, 2005, or approximately 30% and 33%, respectively, compared to the same periods in 2004.  These increases are due primarily to higher direct and channel variable selling expenses resulting from the significant year-over-year increase in total net sales for the second quarter and first half of 2005, the Company’s continued expansion of its Retail segment in both domestic and international markets, and a current year increase in discretionary spending on marketing and advertising. SG&A as a percentage of net sales decreased to approximately 14% for the three and six months ended March 26, 2005 as compared to approximately 18% in the same periods of the prior year due to the leverage realized on fixed costs as a result of the significant year-over-year increase in total net sales for the Company of 70% and 72% for the three and six month periods, respectively.

Other Income and Expense

Other income and expense for the three and six months ended March 26, 2005 and March 27, 2004 was as follows (in millions):

	Three Months Ended		Six Months Ended
	3/26/05	3/27/04	3/26/05	3/27/04

Gains on non-current investments	—	—	—	4

Interest income	$39	$15	$67	$29
Interest expense	—	(1)	—	(3)
Other income (expense), net	(6)	(2)	(8)	(5)

Interest and other income, net	33	12	59	21

Total other income and expense	$33	$12	$59	$25

Gain on Non-current Investments

During the first quarter of 2004, the Company sold its remaining non-current investments in public companies consisting of 986,164 shares of Akamai Technologies for net proceeds of approximately $5 million and a gain before taxes of $4 million.  As of March 26, 2005, the Company does not have any material non-current public company investments reflected in its condensed consolidated balance sheet.

Interest and Other Income, Net

Total interest and other income, net increased $21 million or 175% to $33 million during the second quarter of 2005 compared to the same quarter in 2004 and increased $38 million or 181% for the first six months of 2005 from the same period in 2004. These increases are attributable primarily to higher cash and short-term investment balances and increasing investment yields resulting from higher market interest rates. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments increased to 2.37% in the second quarter of 2005 compared to the 1.32% rate earned during the same period in 2004.  The Company occasionally sells short-term investments prior to their stated maturities. No gains or losses on early sales of short-term investments were recognized in either the second quarter or first half of 2005 or 2004.

Interest expense in the prior year consisted primarily of interest on the Company’s $300 million aggregate principal amount unsecured notes, which were repaid upon their maturity in February 2004, partially offset by amortization of deferred gains realized in 2002 and 2001 that resulted from the closure of swap positions associated with the unsecured notes.

Provision for Income Taxes

The Company’s effective tax rate for the three and six months ended March 26, 2005 was approximately 33% and 32% respectively compared with approximately 28% for the same periods of 2004.  The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.  The higher tax rate in the first six months of 2005 versus 2004 is due primarily to an overall increase in earnings as well as a greater mix of earnings in the U.S.

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

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  The Company may elect to apply this provision to repatriations of qualifying earnings in either fiscal year 2005 or 2006.  The Company is currently evaluating the effects of the repatriation provision.  Important factors in the Company’s evaluation include additional clarification of key elements of the provision to be issued by the U.S. Treasury Department and pending technical corrections by Congress.  Assuming there is sufficient additional guidance from the U.S. Treasury Department and Congress, the Company expects to complete its evaluation of the effects of the repatriation provision in the fourth quarter of 2005.  A maximum of $755 million may be eligible for repatriation under the reduced tax rate provided by AJCA.  However, given the uncertainties and complexities of the repatriation provision and the preliminary stage of the Company’s evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.

Recent Accounting Pronouncements

In March 2004, the FASB issued Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. Although the Company will continue to evaluate the application of EITF 03-1, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  In April 2005, the SEC deferred the effective date of SFAS 123R to years beginning after June 15, 2005. Therefore, SFAS 123R will be effective for the Company beginning in its first quarter of fiscal 2006. Although the Company will continue to evaluate the application of SFAS 123R, management expects adoption to have a material impact on the Company’s results of operations.

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company plans to adopt FIN 47 in the first quarter of fiscal 2006, and does not expect the application of FIN 47 to have a material impact on its results of operations, cash flows or financial position.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	3/26/05	9/25/04
Cash, cash equivalents, and short-term investments	$7,057	$5,464
Accounts receivable, net	$888	$774
Inventory	$164	$101
Working capital	$5,655	$4,404
Days sales in accounts receivable (DSO) (a)	25	30
Days of supply in inventory (b)	7	5
Days payables outstanding (DPO) (c)	71	76
Operating cash flow (quarterly)	$536	$443

(a)          DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)         Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)          DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of March 26, 2005, the Company had $7.057 billion in cash, cash equivalents, and short-term investments, an increase of $1.593 billion over the same balances at the end of fiscal 2004. The principal components of this increase were cash generated by operating activities of $1.311 billion and proceeds of $406 million from the issuance of common stock under stock plans, partially offset by purchases of property, plant, and equipment of $101 million. The Company’s short-term investment portfolio is primarily invested in high credit quality, liquid investments. Approximately $3.9 billion of this cash, cash equivalents, and short-term investments is held by the Company’s foreign subsidiaries and would be subject to U.S. income taxation on repatriation to the U.S. The Company is currently assessing the impact of the one-time favorable foreign dividend provisions recently enacted as part of the AJCA, and may decide to repatriate earnings from some of its foreign subsidiaries.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Expenditures

The Company’s total capital expenditures were $101 million during the first six months of fiscal 2005, $49 million of which were for retail store facilities and equipment related to the Company’s Retail segment and $52 million of which were for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $280 million for capital expenditures during 2005, approximately $140 million of which is expected to be utilized for expansion of the Company’s Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general corporate infrastructure.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Since inception of the stock repurchase plan, the Company had repurchased a total of 13.2 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of March 26, 2005.

Common Stock Split

On February 28, 2005 the Company effected a two-for-one stock split to shareholders of record as of February 18, 2005.  All share and per share information has been retroactively adjusted to reflect the stock split.

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

Lease Commitments

As of September 25, 2004, the Company had total outstanding commitments on noncancelable operating leases of approximately $617 million, $436 million of which related to the lease of retail space and related facilities. Remaining terms on the Company’s existing operating leases range from 2 to 16 years. Total outstanding commitments on noncancelable operating leases related to the lease of retail space rose to $489 million as of March 26, 2005.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 130 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 130 days. The nature of the Company’s outstanding third-party manufacturing commitments and component purchase commitments has not changed significantly since the end of its fiscal 2004.  As of March 26, 2005, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $1.13 billion.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 25, 2004, the Company estimated that gross expected future cash flows of approximately $12 million would be required to fulfill these obligations.  No significant changes to this estimate have been made during the first six months of 2005.

Other Obligations

As of September 25, 2004, the Company’s other obligations of approximately $24 million are primarily related to telecommunications services. No significant changes to this estimate have been made in the first six months of 2005.

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

The personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, and a large number of competitors. Over the past several years, price competition in the market for personal computers and related peripherals has been particularly intense as competitors who sell Windows and Linux based personal computers have aggressively cut prices and lowered their product margins for personal computing products. The Company’s results of operations and financial condition have been, and in the future may continue to be, adversely affected by these and other industry-wide pricing pressures and downward pressures on gross margins.

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

The Company is currently focused on market opportunities related to digital music distribution and related consumer electronic devices, including iPods. The Company faces increasing competition from other companies promoting their own digital music products and distribution services and free peer-to-peer music services. These competitors include both new entrants with different market approaches, such as subscription services models, and also larger companies that may have greater technical, marketing, distribution and other resources than those of the Company, as well as established hardware, software and music content supplier relationships. Failure to effectively compete could negatively affect the Company’s operating results and financial position. There can be no assurance that the Company will be able to continue to provide products and services that effectively compete in these markets or successfully distribute and sell digital music outside the U.S.  The Company may also have to respond to price competition by lowering prices and/or increasing features which could adversely affect the Company’s music product gross margins as well as overall Company gross margins.

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

The Company’s ability to produce and market competitive products is also dependent on the ability and desire of IBM and Freescale Semiconductor, Inc. (Freescale), the sole suppliers of the PowerPC RISC-based microprocessor for the Company’s Macintosh computers, to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company’s competitors by Intel Corporation and other developers and producers of microprocessors used by personal computers using other operating systems. Further, despite its efforts to educate the marketplace to the contrary, the Company believes that many of its current and potential customers believe that the relatively slower MHz rating or clock speed of the microprocessors it utilizes in its Macintosh systems compares unfavorably to those utilized by other operating systems and translates to slower overall system performance. There have been instances in recent years where the inability of the Company’s suppliers to provide advanced PowerPC microprocessors in sufficient quantity has had significant adverse effects on the Company’s results of operations. In addition, IBM is currently the Company’s sole supplier of the PowerPC G5 processor, which is used in the Company’s current Power Mac, Xserve, and iMac G5 products. Freescale is the sole supplier of the G4 processor, which is used in the Company’s eMac, Mac mini, and portable products. IBM has recently experienced manufacturing problems with the PowerPC G5 processor, which resulted in the Company delaying the shipment of various products and constrained certain product shipments during the second half of fiscal 2004 and the first quarter of fiscal 2005. Manufacturing problems of either of these suppliers in the future, or failure by them to deliver microprocessors to the Company in sufficient quantities with competitive price/performance features could adversely affect the Company’s results of operations and financial condition.

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

The Company believes that decisions by customers to purchase the Company’s personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software for particular applications such as Microsoft Office. The Company also believes the availability of third-party application software for the Company’s hardware products depends in part on third-party developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products versus software for the larger Windows market or growing Linux market. This analysis is based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the minority market share held by the Company in the personal computer market has caused software developers to question the Company’s prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market or growing Linux market. Moreover, there can be no assurance software developers will continue to develop software for Mac OS X, the Company’s operating system, on a timely basis or at all.

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

Through April 2005, the Company has opened 105 retail stores. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 16 years, the majority of which are for 10 years. The Company could incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of depreciation on store construction costs and lease expense. As a result, significant losses would result should the Retail segment experience a decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened seven such stores through March 2005. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 16 years with total commitments per location over the lease terms ranging from $25 million to $50 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company’s results of operations and financial condition.

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

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the Securities and Exchange

Commission (SEC), who interpret and create appropriate accounting standards. A change from current accounting standards could have a significant effect on the Company’s results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS 123R.  In April 2005, the SEC deferred the effective date of SFAS 123R to years beginning after June 15, 2005.   Therefore, SFAS 123R will be effective for the Company beginning in its first fiscal quarter of 2006.  Although the Company will continue to evaluate the application of SFAS 123R, management expects adoption to have a material adverse affect on the Company’s results of operations.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with initial maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of March 26, 2005, approximately $327 million of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years.  The remainder all had underlying maturities between 3 and 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three and six month periods ended March 26, 2005 or March 27, 2004 related to such sales.

From time to time, the Company has entered into interest rate derivative transactions with financial institutions in order to better match the Company’s floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its debt, and/or to diversify a portion of the Company’s exposure away from fluctuations in short-term U.S. interest rates.  The Company did not enter into any interest rate derivatives during the first six months of either fiscal year 2005 or 2004.

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

Item 4. Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of March 26, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the second quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the first six months of 2005, which did not individually or in the aggregate have a material impact on the Company’s results of operations.

Advanced Audio Devices LLC v Apple Computer, Inc.

Plaintiff Advanced Audio Devices (AAD) filed this action on March 3, 2005 in the United States District Court for the Northern District of Illinois, Eastern Division, alleging infringement by the Company of U.S. Patent 6,587,403 entitled “Music Jukebox.”  The complaint seeks unspecified damages and other relief. The Company filed an answer on May 4, 2005 denying all material allegations and asserting numerous affirmative defenses.  The Company is investigating this claim.

Apple Corps Ltd. v. Apple Computer, Inc.; Apple Computer, Inc. v. Apple Corps Ltd.

Plaintiff Apple Corps filed this action on July 4, 2003 in the High Court of Justice, Chancery Division, in London alleging that the Company has breached a 1991 agreement that resolved earlier trademark litigation between the parties regarding use of Apple marks. Plaintiff seeks an injunction, unspecified damages and other relief. The Company filed a motion on October 13, 2003, challenging jurisdiction in the U.K.  The Court denied this motion on April 7, 2004. The Company filed an appeal of the Court’s decision but subsequently withdrew the appeal.  In November 2004, Apple Corps served the Company with an Amended Bill of Particulars and on December 23, 2004 the Company filed a Defence.  Trial is set for the week of March 27, 2006.

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

Blumenau v Apple Computer, Inc.

Plaintiff Trevor Blumenau filed this action on September 29, 2004 in the United States District Court for the Northern District of Texas alleging infringement of U.S. Patent 5, 664,216 entitled “Iconic Audiovisual Data Editing Environment”.  Plaintiff’s complaint alleges that the Company’s Shake software infringes the patent.  The Company received service of the complaint on March 8, 2005 and its response is not yet due.  The Company is investigating this claim.

Branning et al. v Apple Computer, Inc.

Plaintiffs filed this purported class action in San Francisco County Superior Court on February 17, 2005. The complaint alleges violations of California Business & Professions Code section 17200 (unfair competition) regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new, failing to honor warranties, misappropriating trade secrets and breach of contract.  Plaintiffs request unspecified damages and other relief.  The Company received service of the complaint on March 12, 2005 and on March 13, 2005 the Company filed a motion to transfer the case to Santa Clara County Superior Court.  Plaintiffs filed an amended complaint on or about April 29, 2005 adding two new named Plaintiffs and three new causes of action.  The Company is investigating these claims and has commenced discovery against Plaintiffs.

Burrow v Apple Computer, Inc.

Plaintiff filed this purported class action in Orange County Superior Court on February 17, 2005 alleging false advertising regarding the copy protection capabilities of DVD Studio Pro.   The Complaint alleges violations of California Business & Professions Code section 17200 (unfair competition) and Code section 17500 (false advertising) and negligent misrepresentation.  Plaintiff requests unspecified damages and other relief.  The Company was served on March 8, 2005 and filed an answer on April 7, 2005 denying all allegations and asserting numerous affirmative defenses. The Company is investigating these claims.

Cagney v. Apple Computer, Inc.

Plaintiff filed this purported class action on January 9, 2004 in Los Angeles County Superior Court, alleging improper collection of sales tax in transactions involving mail-in rebates. The complaint alleges violations of California Business and Professions Code Section 17200 (unfair competition) and seeks unspecified damages and other relief. The Company was served on January 21, 2004, and filed an answer on February 20, 2004, denying all allegations and asserting numerous affirmative defenses. The Company is investigating these allegations. The Company filed a motion to disqualify Plaintiff’s counsel, which the Court denied. The Company filed a petition for a writ of mandate with respect to this ruling and the Court of Appeal issued an order to show cause as to why the writ should not issue. Plaintiff’s lead counsel subsequently withdrew. The hearing on the show cause order took place on January 26, 2005.  On February 17, 2005 the Court ruled that the trial court abused its discretion in failing to grant the Company’s motion to disqualify and ordered the trial court to disqualify both of Plaintiff’s law firms upon remand.  The opinion was designated for publication and Plaintiff has asked the Court to de-publish it.  The Company has opposed that request. The Company has obtained an opinion on the tax issue from the State Board of Equalization.

Clark v Apple Computer, Inc.

Plaintiff filed this purported class action on February 2, 2005 in Santa Clara County Superior Court alleging defects in the Company’s “yo-yo” power adapters.  Plaintiffs request unspecified damages and other relief.  The parties have reached a tentative settlement in this matter.  The Court granted preliminary approval of the settlement on April 19, 2005 and the final approval hearing is set for September 27, 2005. Settlement of this matter will not have a material effect on the Company’s financial position or results of operation.

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

On July 2, 2004, the Company and several other defendants in the Texas action filed a lawsuit in the United States District Court in Delaware against Compression Labs, Inc. and two other companies, requesting a declaratory judgment of noninfringement, invalidity, implied license and unenforceability with respect to the ‘672 patent.  Additional actions regarding this patent have been filed in other jurisdictions. On February 16, 2005, the Panel on Multi-District Litigation (MDL) granted a petition filed by certain defendants, seeking coordination and transfer of all of these cases to one court for pre-trial proceedings. The MDL Panel has transferred all of the cases to the Northern District of California. The defendants in the Texas and Delaware actions had filed a motion to dismiss prior to the transfer and both motions are still pending.

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

In addition, a similar complaint relative to iPod battery life, Mosley v. Apple Computer, Inc. was filed in Westchester County, New York on June 23, 2004 alleging violations of New York General Business Law Sections 349 (unfair competition) and 350 (false advertising). The Company removed the case to Federal Court and Plaintiff filed a motion for remand, which the Court has not yet decided.  The case is also stayed.

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

European Commission Investigation

The European Commission has notified the Company that it is investigating certain matters relating to the iTunes Music Store in the European Union (EU).  The European Commission is investigating claims made by Which?, a United Kingdom (UK) consumer association, that the Company is violating EU competition law by charging more for online music in the UK than in Eurozone countries and preventing UK consumers from purchasing online music from the iTunes Music Store for Eurozone countries.  The Which? claims were originally lodged with the UK Office of Fair Trading, which subsequently referred them to the European Commission.  The European Commission is investigating the charges under Article 81 and/or 82 of the European Commission Treaty.

Gobeli Research Ltd. v. Apple Computer, Inc., et al.

Plaintiff Gobeli Research Ltd. filed this patent infringement action against the Company and Sun Microsystems, Inc. on April 15, 2004 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. patent 5,418,968 related to a “System and Method of Controlling Interrupt Processing.” Plaintiff alleges that the Company’s Mac OS 9 and Mac OS X operating systems infringe Plaintiff’s patent. Plaintiff seeks unspecified damages and other relief.  The Company is investigating this claim. The Company filed an answer on June 9, 2004, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment of non-infringement and invalidity.  A Markman hearing is set for August 9, 2005 and the trial is scheduled for February 6, 2006.

Goldberg, et al. v. Apple Computer, Inc., et al. (f.k.a. “Dan v. Apple Computer, Inc.”)

Plaintiffs filed this purported class action on September 22, 2003 in Los Angeles County Superior Court against the Company and other members of the industry on behalf of an alleged nationwide class of purchasers of certain computer hard drives. The case alleges violations of California Business and Professions Code Section 17200 (unfair competition), the Consumer Legal Remedies Act (“CLRA”) and false advertising related to the size of the drives. Plaintiffs allege that calculation of hard drive size using the decimal method misrepresents the actual size of the drive. The complaint seeks unspecified damages and other relief. Plaintiff filed an amended complaint on March 30, 2004 and the Company filed an answer on September 23, 2004, denying all allegations and asserting numerous affirmative defenses. The Company is investigating this claim.  Defendants filed a motion to strike portions of the complaint based on sales by resellers and filed a motion for judgment on the pleadings based upon Proposition 64.  The Court granted both motions at a hearing on April 6, 2005.  Plaintiff has until May 6, 2005 to file an amended complaint.

Hawaii Structural Iron Workers and Pension Trust Fund v. Apple Computer, Inc. and Steven P. Jobs; Young v. Apple Computer, Inc., et al.; Hsu v. Apple Computer Inc., et al.

Beginning on September 27, 2001, three shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and its Chief Executive Officer. These lawsuits are substantially identical, and purport to bring suit on behalf of persons who purchased the Company’s publicly traded common stock between July 19, 2000, and September 28, 2000. The complaints allege violations of the 1934 Securities Exchange Act and seek unspecified compensatory damages and other relief. The Company filed a motion to dismiss on June 4, 2002, which was heard by the Court on September 13, 2002. On December 11, 2002, the Court granted the Company’s motion to dismiss for failure to state a cause of action, with leave to Plaintiffs to amend their complaint within thirty days. Plaintiffs filed their amended complaint on January 31, 2003, and on March 17, 2003, the Company filed a motion to dismiss the amended complaint. The Court heard the Company’s motion on July 11, 2003 and dismissed Plaintiffs’ claims with prejudice on August 12, 2003. Plaintiffs appealed the ruling.  The Ninth Circuit Court of Appeal heard the matter on February 17, 2005 and affirmed the District Court’s ruling in an unpublished decision dated April 4, 2005.  Plaintiffs will not seek further review and the matter is concluded.

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. patent 5,280,371 entitled “Directional Diffuser for a Liquid Crystal Display.” Plaintiffs seek unspecified damages and other relief. The Company is investigating this claim.  The Company filed an answer on December 21, 2004 denying all material allegations, and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment of non-infringement and invalidity. The case is in discovery.

MacTech Systems v. Apple Computer, Inc.; Macadam v. Apple Computer, Inc.; Computer International, Inc. v. Apple Computer, Inc.; Elite Computers and Software, Inc. v. Apple Computer, Inc.; The Neighborhood Computer Store v. Apple Computer, Inc.  MacAccessory Center, Inc. v. Apple Computer Inc. (all in Santa Clara County Superior Court)

Six resellers have filed similar lawsuits against the Company for various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. Plaintiffs request unspecified damages and other relief. The Company answered the Computer International complaint on November 12, 2003, denying all allegations and asserting numerous affirmative defenses.  Three of the other plaintiffs filed amended complaints on February 7, 2005 and on March 16, 2005, the Company filed answers denying all allegations and asserting numerous affirmative defenses.  The Company filed an answer in the Macadam case on December 3, 2004 denying all allegations and asserting numerous defenses.   All Plaintiffs except Computer International hired new counsel in December 2004.  All cases except Macadam are in discovery.  A sixth Plaintiff, MacAccessory Center filed a complaint on February 23, 2005.  The Company filed a response on April 20, 2005.

On October 1, 2003, one of the reseller Plaintiffs, Macadam, was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied. The Court denied Macadam’s

motion for a preliminary injunction on December 19, 2003.   On December 6, 2004 Macadam filed for Chapter 11 Bankruptcy in the Northern District of California, which placed a stay on the litigation as to Macadam only.  The Company filed a claim in the bankruptcy proceedings on February 16, 2005 to which Macadam has objected.  The Company took Macadam’s debtor examination in April 2005.  Macadam filed a motion to employ the same lawyers working for four of the other reseller plaintiffs as special litigation counsel to Macadam but subsequently withdrew the motion following the Company’s opposition.  The Company filed a motion to convert the bankruptcy to Chapter 7 (liquidation) on April 29, 2005.

Slattery v. Apple Computer, Inc.

Plaintiff filed this purported class action on January 3, 2005 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music purchased on the iTunes Music Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power.  Plaintiff’s complaint alleges violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business and Professions Code Section 16700 et seq. (the Cartwright Act), California Business and Professions Code Section 17200 (unfair competition), common law unjust enrichment and common law monopolization. Plaintiff seeks unspecified damages and other relief.  The Company is investigating this claim. The Company filed a motion to dismiss on February 10, 2005 and a hearing is set for June 6, 2005.

Stamm v. Apple Computer, Inc./Allen v. Apple Computer, Inc.

Plaintiff Stamm filed a purported class action on November 12, 2004 in Circuit Court, Cook County, Illinois alleging that a defect in Apple’s 17” Studio Display monitors results in dimming of half of the screen and constant blinking of the power light.  The Company is investigating the claim. The Company removed the case to federal court on December 22, 2004.  The Court remanded it to State Court on March 22, 2005 on Plaintiff’s motion.  The Company had filed a motion to dismiss on January 27, 2005 which is now off calendar due to the remand.  On January 28, 2005 a second Plaintiff, Allen, filed a purported class action in Los Angeles Superior Court alleging identical claims.  Mediation for both cases is scheduled for August 2005.

Teleshuttle Technologies, LLC and BTG International Inc. v. Microsoft and Apple Computer, Inc.

Plaintiffs filed this case on July 20, 2004 in United States District Court for the Northern District of California alleging infringement of U.S. patent 6,557,054, entitled “Method and System for Distributing Updates by Presenting Directory of Software Available for User Installation That is Not Already Installed on User Station.” Plaintiffs seek unspecified damages and other relief. Plaintiffs filed an amended complaint on September 7, 2004, adding a second patent, U.S. patent 6,769,009 entitled “Method and System for Selecting a Personalized Set of Information Channels.” The Company filed an answer on October 18, 2004, denying all material allegations and asserting numerous affirmative defenses. The case is in discovery.  Tentative Markman hearing dates are set for September 9, and 16, 2005.

Tiger Direct, Inc. v Apple Computer, Inc.

Plaintiff Tiger Direct, Inc. filed this trademark infringement action in the United States District Court for the Southern District of Florida on April 26, 2005 alleging infringement of the word mark TIGER.  Plaintiff claims to have a valid registration in the mark TIGER and alleges that the Company’s use of TIGER in reference to the latest version of Mac OS X infringes the mark allegedly owned by Plaintiff.  Plaintiff attempted to obtain an ex parte preliminary injunction barring the Company’s use of the TIGER mark on April 27, 2005 but the motion was denied.  Plaintiff served the Company on April 27, 2005 and again moved for a preliminary injunction which was heard on May 3, 2005.  The Company denied all allegations and vigorously opposed Plaintiff’s motion. On May 3, 2005 the court heard the matter and has not yet issued a ruling.  The Company will continue investigating this claim.  The Company’s response to the Complaint is not yet due.

Union Federale des Consummateurs - Que Choisir v Apple Computer France S.A.R.L. and iTunes S.A.R.L.

Plaintiff, a consumer association in France, filed this complaint on February 9, 2005 alleging that the entities above are violating consumer law by 1) omitting to mention that the iPod is allegedly not compatible with music from online music services other than the iTunes Music Store and that the music from the iTunes Music Store is only compatible with the iPod and 2) tying the sales of iPods to the iTunes Music Store and vice versa.  Plaintiff seeks damages, injunctive relief and other relief. The Company is investigating these claims. The Company’s response is not yet due. The first hearing on the case is scheduled for May 24, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 21, 2005.  Proposals 1, 2, 3, 4 and 5 were approved. Proposal 6 was not approved. The results are as follows:

Proposal 1

The following directors were elected at the meeting to serve a one-year term as directors:

	For	Authority Withheld
Fred D. Anderson	707,238,106	9,231,642
William V. Campbell	651,919,698	64,550,050
Millard S. Drexler	702,872,466	13,597,282
Albert A. Gore, Jr.	700,761,446	15,708,302
Steven P. Jobs	707,679,121	8,790,627
Arthur D. Levinson	688,971,355	27,498,393
Jerome B. York	707,526,554	8,943,194

Proposal 2

The proposal to approve the Performance Bonus Plan, a performance-based annual cash incentive plan for executive officers.

For	Against	Abstained
690,194,315	21,392,464	4,882,969

Proposal 3

The proposal to amend the Company’s 2003 Employee Stock Option Plan, including increasing the number of shares of Common Stock reserved for issuance thereunder by 49 million shares.

For	Against	Abstained	Broker Non-Vote
449,367,467	79,922,593	5,386,280	181,793,408

Proposal 4

The proposal to amend the Company’s Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2 million shares.

For	Against	Abstained	Broker Non-Vote
496,598,541	32,937,718	5,056,260	181,877,229

Proposal 5

Ratification of appointment of KPMG LLP as the Company’s independent auditors for fiscal year 2005.

For	Against	Abstained
694,477,755	17,825,757	4,166,236

Proposal 6

A shareholder proposal requesting that the Board of Directors adopt a performance and time-based restricted share grant program for senior executives.

For	Against	Abstained	Broker Non-Vote
181,658,488	343,482,069	9,439,561	181,889,630

The proposals above are described in detail in the Company’s definitive proxy statement dated March 14, 2005, for the Annual Meeting of Shareholders held on April 21, 2005.

Item 6. Exhibits

(a) Index to Exhibits

Incorporated by Reference

Exhibit			Filing Date/	Filed
Number	Exhibit Description	Form	Period End Date	herewith

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through June 7, 2004.	10-Q	6/26/04
3.4	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.			X
4.2	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York.	10-Q	4/01/94
4.3	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.	10-Q	4/01/94
4.5	Form of the Company’s 6 1/2% Notes due 2004.	10-Q	4/01/94
4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.	S-3	8/28/96
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97
10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 21, 2005.			X
10.A.8	Form of Indemnification Agreement between	10-K	9/26/97

the Registrant and each officer of the Registrant.
10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98
10.A.51	2003 Employee Stock Plan, as amended through April 21, 2005.			X
10.A.52	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02
10.A.53	Option Cancellation and Restricted Stock Award Agreement dated as of March 19, 2003 by and between The Registrant and Steven P. Jobs.	10-Q	6/28/03
10.A.54	Form of Restricted Stock Unit Award Agreement	10-Q	3/27/04
10.A.55	Apple Computer, Inc. Performance Bonus Plan dated April 21, 2005.			X
10.B.18	Custom Sales Agreement effective October 21, 2002 between the Registrant and International Business Machines Corporation.	10-K	9/27/03
14.1	Code of Ethics of the Company	10-K	9/27/03
31.1	Rule13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE COMPUTER, INC.
(Registrant)

By:	/s/ Peter Oppenheimer

Peter Oppenheimer
Senior Vice President and Chief Financial Officer
May 4, 2005