Form 10-Q
period 2005-06-25
APPLE COMPUTER INC
filed 2005-08-03
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005 OR

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

Yes  ☒      No  ☐

829,829,296 shares of common stock issued and outstanding as of July 22, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004

Net sales	$3,520	$2,014	$10,253	$5,929
Cost of sales	2,476	1,455	7,245	4,304
Gross margin	1,044	559	3,008	1,625
Operating expenses:
Research and development	145	125	387	367
Selling, general, and administrative	472	354	1,389	1,042
Restructuring costs	—	8	—	18
Total operating expenses	617	487	1,776	1,427
Operating income	427	72	1,232	198

Other income and expense:
Gains on non-current investments	—	—	—	4
Interest and other income, net	46	13	105	34
Total other income and expense	46	13	105	38

Income before provision for income taxes	473	85	1,337	236

Provision for income taxes	153	24	432	66

Net income	$320	$61	$905	$170

Earnings per common share:
Basic	$0.39	$0.08	$1.13	$0.23
Diluted	$0.37	$0.08	$1.06	$0.22

Shares used in computing earnings per share (in thousands):
Basic	815,092	750,046	804,098	735,212
Diluted	860,688	785,242	853,105	762,518

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	June 25, 2005	September 25, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$3,094	$2,969
Short-term investments	4,432	2,495
Accounts receivable, less allowances of $49 and $47, respectively	827	774
Inventories	193	101
Deferred tax assets	334	231
Other current assets	496	485
Total current assets	9,376	7,055

Property, plant and equipment, net	764	707
Goodwill	80	80
Acquired intangible assets	29	17
Other assets	239	191
Total assets	$10,488	$8,050

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,530	$1,451
Accrued expenses	1,593	1,200
Total current liabilities	3,123	2,651
Non-current liabilities	544	323
Total liabilities	3,667	2,974

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 827,981,177 and 782,887,234 shares issued and outstanding, respectively	3,299	2,514
Deferred stock compensation	(62)	(93)
Retained earnings	3,575	2,670
Accumulated other comprehensive income (loss)	9	(15)
Total shareholders’ equity	6,821	5,076
Total liabilities and shareholders’ equity	$10,488	$8,050

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	June 25, 2005	June 26, 2004

Cash and cash equivalents, beginning of the period	$2,969	$3,396

Operating Activities:
Net income	905	170
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	128	110
Stock-based compensation expense	31	23
Non-cash restructuring	—	5
Provision for (benefit from) deferred income taxes	1	(5)
Tax benefit from stock options	314	62
Loss on disposition of property, plant, and equipment	6	3
Gains on short-term investments, net	—	(1)
Gains on non-current investments	—	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(53)	137
Inventories	(92)	(16)
Other current assets	(11)	(83)
Other assets	(52)	(31)
Accounts payable	79	(93)
Other current liabilities	527	214
Cash generated by operating activities	1,783	491

Investing Activities:
Purchases of short-term investments	(7,624)	(2,294)
Proceeds from maturities of short-term investments	5,108	821
Proceeds from sales of short-term investments	582	790
Proceeds from sales of non-current investments	—	5
Purchases of property, plant, and equipment	(164)	(117)
Other	(29)	9
Cash used for investing activities	(2,127)	(786)

Financing Activities:
Payment of long-term debt	—	(300)
Proceeds from issuance of common stock	469	319
Cash generated by financing activities	469	19
Increase (decrease) in cash and cash equivalents	125	(276)
Cash and cash equivalents, end of the period	$3,094	$3,120

Supplemental cash flow disclosures:

Cash paid for interest	$—	$10
Cash paid for income taxes, net	$108	$—

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Computer, Inc. and its subsidiaries (the Company) designs, manufactures and markets personal computers and related software, services, peripherals and networking solutions.  The Company also designs, develops and markets a line of portable digital music players along with related accessories and services including the online distribution of third-party music and audio books.   The Company sells its products worldwide through its online stores, its own retail stores, its direct sales force and third-party wholesalers, resellers and value-added resellers.  In addition to its own hardware, software and peripheral products, the Company sells a variety of third-party hardware and software products through its online and retail stores.  The Company sells to education, consumer, creative professional, business and government customers.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 25, 2004, included in its Annual Report on Form 10-K (the 2004 Form 10-K). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

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

In the fourth quarter of 2004, the Company began incurring substantial development costs associated with Mac OS X version 10.4 Tiger subsequent to achievement of technological feasibility as evidenced by public demonstration in August 2004 and the subsequent release of a developer beta version of the product. Therefore, during the third, second, and first quarters of 2005 and the fourth quarter of 2004, the Company capitalized approximately $0.2 million, $14.7 million, $14.8 million and $4.5 million, respectively, of costs associated with the development of Tiger.  In accordance with SFAS No. 86, amortization of this asset to cost of sales began in April 2005 when the Company began shipping Tiger and is being recognized on a straight-line basis over a 3 year estimated useful life.

During the second quarter of 2004, the Company incurred substantial development costs associated with FileMaker Pro 7 subsequent to achievement of technological feasibility as evidenced by public demonstration and release of a developer beta version, and prior to the release of the final version of the product in March 2004. Therefore, during the second quarter of 2004, the Company capitalized approximately $2.3 million of costs associated with the development of FileMaker Pro 7.  In accordance with SFAS No. 86, amortization of this asset to cost of sales began in March 2004 when the Company began shipping FileMaker Pro 7 and is being recognized on a straight-line basis over a 3 year estimated useful life.

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

The Company currently measures compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applies the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

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

The following table summarizes the Company’s pro forma information for the three and nine month periods ended June 25, 2005 and June 26, 2004 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04

Net income - as reported	$320	$61	$905	$170

Add: Stock-based employee compensation expense included in reported net income, net of tax	10	10	28	23

Deduct: Stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(28)	(35)	(84)	(105)

Net income - pro forma	$302	$36	$849	$88

Net income per common share - as reported
Basic	$0.39	$0.08	$1.13	$0.23
Diluted	$0.37	$0.08	$1.06	$0.22

Net income per common share - pro forma
Basic	$0.37	$0.05	$1.06	$0.12
Diluted	$0.35	$0.05	$1.00	$0.12

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04

Numerator (in millions):

Net income	$320	$61	$905	$170

Denominator:
Weighted average shares outstanding, excluding unvested restricted stock	815,092	750,046	804,098	735,212
Effect of dilutive options, restricted stock units and restricted stock	45,596	35,196	49,007	27,306

Denominator for diluted earnings per share	860,688	785,242	853,105	762,518

Basic earnings per share	$0.39	$0.08	$1.13	$0.23

Diluted earnings per share	$0.37	$0.08	$1.06	$0.22

Potentially dilutive securities, including stock options, restricted stock, and restricted stock units, to acquire approximately 1.3 million and 5.2 million shares of common stock for the three months ended June 25, 2005 and June 26, 2004, respectively, and 2.4 million and 13.6 million shares of common stock for the nine months ended June 25, 2005 and June 26, 2004, respectively were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of June 25, 2005 and September 25, 2004 (in millions):

	6/25/05	9/25/04

Cash	$158	$200

U.S. Treasury and Agency securities	104	87
U.S. corporate securities	1,535	1,795
Foreign securities	1,297	887
Total cash equivalents	2,936	2,769

U.S. Treasury and Agency securities	159	1,080
U.S. corporate securities	3,604	1,352
Foreign securities	669	63
Total short-term investments	4,432	2,495

Total cash, cash equivalents, and short-term investments	$7,526	$5,464

The Company’s short-term investment portfolio consists of investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities. The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized losses, net of taxes, of $2.4 million on its investment portfolio, approximately one-third of which related to investments with stated maturities of less than one year as of June 25, 2005.  As of September 25, 2004, the Company had net unrealized losses, net of taxes, of $4 million on its investment portfolio, primarily related to investments with stated maturities of less than one year. The Company occasionally sells short-term investments prior to their stated maturities. No material gains or losses were recognized on any such sales during the three and nine-month periods ended June 25, 2005 or June 26, 2004.

As of June 25, 2005 and September 25, 2004, $272 million and $180 million, respectively, of the Company’s investment portfolio that was classified as short-term investments had maturities ranging from 1 to 5 years.  The remainder of the Company’s short-term investments had underlying maturities between 3 and 12 months.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. From time to time, the Company enters into interest rate derivative agreements to modify the interest rate profile of certain investments and debt. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. As of the end of the first nine months of 2005, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of fiscal 2004.

Foreign Exchange Risk Management

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risk associated with existing assets and liabilities, certain firmly committed transactions and forecasted future cash flows. Generally, the Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures over a time horizon of 3 to 6 months in the future. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, or limited availability of appropriate hedging instruments.

Accounting for Derivative Financial Instruments

The Company accounts for all derivatives at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of June 25, 2005, the Company had a net deferred gain associated with cash flow hedges of approximately $14.9 million, net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the first quarter of fiscal 2006.

Note 3 – Condensed Consolidated Financial Statement Details (in millions)

Inventories

	6/25/05	9/25/04
Purchased parts	$6	$1
Work in process	2	—
Finished goods	185	100

Total inventories	$193	$101

Other Current Assets

	6/25/05	9/25/04
Vendor non-trade receivables	$274	$276
Other current assets	222	209

Total other current assets	$496	$485

Property, Plant, and Equipment, net

	6/25/05	9/25/04
Land and buildings	$355	$351
Machinery, equipment, and internal-use software	474	422
Office furniture and equipment	84	79
Leasehold improvements	496	446
	1,409	1,298

Accumulated depreciation and amortization	(645)	(591)

Total property, plant, and equipment, net	$764	$707

Other Assets

	6/25/05	9/25/04
Non-current deferred tax assets	$88	$86
Capitalized software development costs, net	44	25
Other assets	107	80

Total other assets	$239	$191

Accrued Expenses

	6/25/05	9/25/04
Deferred revenue - current	$467	$342
Accrued marketing and distribution	189	147
Accrued compensation and employee benefits	168	134
Accrued warranty and related costs	174	105
Other current liabilities	595	472

Total accrued expenses	$1,593	$1,200

Non-current Liabilities

	6/25/05	9/25/04
Deferred revenue - non-current	$251	$202
Deferred tax liabilities	283	113
Other non-current liabilities	10	8

Total non-current liabilities	$544	$323

Interest and Other Income, Net

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04
Interest income	$51	$15	$118	$44
Interest expense	—	—	—	(3)
Other expense, net	(5)	(2)	(13)	(7)

Interest and other income, net	$46	$13	$105	$34

Note 4 – Restructuring Actions

2004 Restructuring Actions

The Company recorded total restructuring charges of approximately $23.0 million during the year ended September 25, 2004, including approximately $14.0 million in severance costs, $5.5 million in asset impairments, and a $3.5 million charge for lease cancellations.  Of the $23.0 million charge, $19.0 million had been utilized by the end of the third quarter of 2005, with the remaining $4.0 million consisting of $1.2 million for employee severance benefits and $2.8 million related to operating lease costs of abandoned facilities. These actions will result in the termination of 481 positions, 456 of which had been terminated prior to the end of the third quarter of 2005.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2004 (in millions):

	Employee
	Severance	Asset	Lease
	Benefits	Impairments	Cancellations	Totals

Total charge	$14.0	$5.5	$3.5	$23.0
Total spending through June 25, 2005	(12.4)	—	(0.7)	(13.1)
Total non-cash items	—	(5.2)	—	(5.2)
Adjustments	(0.4)	(0.3)	—	(0.7)
Accrual at June 25, 2005	$1.2	$—	$2.8	$4.0

2003 Restructuring Actions

The Company recorded total restructuring charges of approximately $26.8 million during the year ended September 27, 2003, including approximately $7.4 million in severance costs, a $5.0 million charge to write-off deferred compensation, $7.1 million in asset impairments and a $7.3 million charge for lease cancellations. Of the $26.8 million charge, all has been utilized except for approximately $2.0 million related to operating lease costs of abandoned facilities.

The following table summarizes activity associated with restructuring actions initiated during fiscal 2003 (in millions):

	Employee	Deferred
	Severance	Compensation	Asset	Lease
	Benefits	Write-off	Impairments	Cancellations	Totals

Total charge	$7.4	$5.0	$7.1	$7.3	$26.8
Total spending through June 25, 2005	(7.9)	—	—	(4.8)	(12.7)
Total non-cash items	—	(5.0)	(7.1)	—	(12.1)
Adjustments	0.5	—	—	(0.5)	—
Accrual at June 25, 2005	$—	$—	$—	$2.0	$2.0

Note 5 – Shareholders’ Equity

Preferred Stock

The Company has 5 million shares of authorized preferred stock, none of which is outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.  The Company has not engaged in any transactions to repurchase its common stock since fiscal 2003. Since inception of the stock repurchase plan, the Company had repurchased a total of 13.2 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of June 25, 2005.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three and nine month periods ended June 25, 2005, and June 26, 2004 (in millions):

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04

Net income	$320	$61	$905	$170
Other comprehensive income:
Net change in unrealized derivative gains/losses	11	—	19	14
Change in foreign currency translation	(12)	(2)	3	10
Net change in unrealized investment gains/losses	6	(5)	2	(3)
Reclassification adjustment for investment gains included in net income	(2)	(1)	—	(4)

Total comprehensive income	$323	$53	$929	$187

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and nine month periods ended June 25, 2005, and June 26, 2004 (in millions):

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04

Change in fair value of derivatives	$12	$(2)	$4	$(19)
Adjustment for net (gains) losses realized and included in net income	(1)	2	15	33
Change in unrealized derivative gains/losses	$11	$—	$19	$14

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	As of 6/25/05	As of 9/25/04

Unrealized losses on available-for-sale securities	$(2)	$(4)
Unrealized gains (losses) on derivative investments	15	(4)
Cumulative foreign currency translation	(4)	(7)

Accumulated other comprehensive income (loss)	$9	$(15)

Note 6 – Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the 2003 Plan) is a shareholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of 4 years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, restricted stock units, stock appreciation rights, and stock purchase rights.

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

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized for issuance is limited to a total of 1 million shares per offering period. As of June 25, 2005, approximately 3.8 million shares were reserved for future issuance under the Purchase Plan.

Stock Option Plan Activity

A summary of the Company’s stock option activity and related information for the nine month periods ended June 25, 2005 and June 26, 2004 is set forth in the following table (shares in thousands):

		Outstanding Options
	Shares Available	Number of	Weighted Average
	For Grant	Shares	Exercise Price

Balance at 9/25/04	24,050	110,722	$10.52
Additional Options Authorized	49,000	—	—
Options Granted	(5,200)	5,200	$34.07
Restricted Stock Units Granted	(50)	—	—
Options and Restricted Stock Units Cancelled	2,665	(2,665)	$12.49
Options Exercised	—	(42,832)	$9.95
Plan Shares Expired	(1,220)	—	—
Balance at 6/25/05	69,245	70,425	$12.54

Balance at 9/27/03	91,660	126,024	$9.54
Options Granted	(34,488)	34,488	$11.23
Restricted Stock Units Granted	(5,030)	—	—
Options Cancelled	5,056	(5,056)	$10.17
Options Exercised	—	(33,184)	$8.57
Plan Shares Expired	(31,540)	—	—
Balance at 6/26/04	25,658	122,272	$10.25

The options outstanding as of June 25, 2005 have been segregated into six ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding as of 6/25/05	Weighted- Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable as of 6/25/05	Weighted Average Exercise Price

$0.62- $9.25	19,429	4.89	$8.06	17,014	$8.11
$9.26- $10.23	11,850	6.17	$10.14	8,067	$10.14
$10.24- $10.90	13,507	5.60	$10.87	3,202	$10.81
$10.91- $12.27	12,903	5.55	$11.45	5,521	$11.52
$12.28- $42.33	11,838	5.81	$22.94	4,612	$20.93
$42.34- $44.50	898	6.68	$44.50	12	$44.50

$0.62-$44.50	70,425	5.54	$12.54	38,428	$10.80

The Company had 4.880 million restricted stock units outstanding as of June 25, 2005, which were excluded from the options outstanding balances in the preceding tables.  None of these restricted stock units were vested as of

June 25, 2005. These restricted stock units have been deducted from the shares available for grant under the Company’s stock option plans.

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

The assumptions used for the three and nine month periods ended June 25, 2005 and June 26, 2004, and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04

Expected life of stock options	3.5 years	3.5 years	3.5 years	3.5 years
Expected life of stock purchases	6 months	6 months	6 months	6 months
Interest rate - stock options	3.88%	2.75%	3.13% - 3.88%	2.33% - 2.75%
Interest rate - stock purchases	2.54%	0.96%	1.67% - 2.54%	0.96% -1.10%
Volatility - stock options	40%	40%	40%	40%
Volatility - stock purchases	41%	34%	32% - 41%	34% - 44%
Expected dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$12.82	$4.02	$11.45	$3.54
Weighted-average fair value of employee stock purchases during the period	$7.97	$2.47	$6.68	$2.46

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 10 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 16 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 25, 2004, the Company’s total future minimum lease payments under noncancelable operating leases were $617 million, of which $436 million related to leases for retail space.  As of June 25, 2005, total future minimum lease payments related to leases for retail space increased to $583 million.

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

The following table reconciles changes in the Company’s accrued warranties and related costs for the three and nine month periods ended June 25, 2005 and June 26, 2004 (in millions):

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04

Beginning accrued warranty and related costs	$154	$80	$105	$67
Cost of warranty claims	(50)	(28)	(127)	(76)
Accruals for product warranties	70	39	196	100
Ending accrued warranty and related costs	$174	$91	$174	$91

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either June 25, 2005 or September 25, 2004.

Contingencies

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

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment.  The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, and the U.K.  Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company’s subsidiary, FileMaker, Inc. Each reportable geographic operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in the Company’s 2004 10-K in Note 1, “Summary of Significant Accounting Policies,” except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs and variances not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $34 million and $20 million during the third quarters of 2005 and 2004, respectively, and $83 million and $69 million during the first nine months of 2005 and 2004, respectively.

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

First, the Retail segment’s operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the U.S. operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company’s cost to support those partners. For the third quarter of 2005 and 2004, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $101 million and $48 million, respectively. For the first nine months of 2005 and 2004, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $302 million and $145 million, respectively.

Second, the Company’s extended warranty, support and service contracts are transferred to the Retail segment at the same cost as that charged to the Company’s major retail channel partners in the U.S., resulting in a measure of revenue and gross margin for those items that is comparable between the Company’s Retail stores and those retail channel partners.  The Retail segment recognizes the full amount of revenue and cost of sales of the Company’s extended warranty, support and service contracts at the time of sale. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales. For the third quarter of 2005, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $22 million and $16 million, respectively. For the third quarter of 2004, the net sales and cost of sales of extended warranty, support and service contracts recognized by the Retail segment were $13 million and $9 million, respectively. For the first nine months of 2005, this resulted in the recognition of additional net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $63 million and $44 million, respectively. This compares to similar adjustments to net sales and cost of sales during the first nine months of 2004 of $38 million and $25 million, respectively.

Third, the Company has opened seven high profile stores in New York, Los Angeles, Chicago, San Francisco, Tokyo, Japan, Osaka, Japan, and London, England as of June 25, 2005.  These high profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings.  As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the amount incurred for a high profile store in excess of that incurred by a more typical Company retail location. Expenses allocated to corporate marketing resulting from the operations of these stores were $7 million and $5 million in the third quarters of 2005 and 2004, respectively, and $21 million and $11 million for the first nine months of 2005 and 2004, respectively.

Summary information by operating segment follows (in millions):

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04
Americas:
Net sales	$1,739	$1,018	$4,819	$2,823
Operating income	$198	$121	$585	$326

Europe:
Net sales	$742	$408	$2,294	$1,376
Operating income	$106	$58	$339	$227

Japan:
Net sales	$227	$172	$696	$502
Operating income	$42	$36	$108	$84

Retail:
Net sales	$555	$270	$1,687	$809
Operating income	$29	$7	$116	$21

Other Segments (a):
Net sales	$257	$146	$757	$419
Operating income	$30	$22	$92	$64

(a)                                  Other Segments consists of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the consolidated financial statements follows (in millions):

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04

Segment operating income	$405	$244	$1,240	$722
Corporate expenses, net (b)	22	(164)	(8)	(506)
Restructuring costs	—	(8)	—	(18)
Total operating income	$427	$72	$1,232	$198

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

Note 10 – Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its CEO, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business.  The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $169,000 and $220,000 in expenses pursuant to the Reimbursement Agreement during the third quarters of 2005 and 2004, respectively, and $650,000 and $542,000 in expenses for the first nine months of 2005 and 2004, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

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

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on its website at http://www.apple.com/investor when such reports are available on the Securities and Exchange Commission (SEC) website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The contents of these websites are not incorporated into this filing.  Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

The Company participates in several highly competitive markets, including personal computers with its Macintosh line of computers, consumer electronics with its iPod line of digital music players and distribution of third-party digital music through its online iTunes Music Store.  While the Company is widely recognized as an innovator in the personal computer and consumer electronic markets as well as a leader in the emerging market for distribution of digital music, these are all highly competitive markets that are subject to aggressive pricing and increased competition.  In order to remain competitive, the Company believes that increased investment in research and development (R&D) and marketing and advertising is necessary in order to maintain and extend its position in the markets where it competes.  The Company’s R&D spending is focused on delivering timely updates and enhancements to its existing line of personal computers, displays, operating systems, software applications and portable music players; developing new digital lifestyle consumer and professional software applications; and

investing in new product areas such as rack-mount servers, RAID storage systems, and wireless technologies.  The Company also believes that investment in marketing and advertising programs is critical to increasing product and brand awareness.

In June 2005, the Company announced its plan to begin using Intel microprocessors in its Macintosh computers. The Company plans to begin shipping certain models with Intel microprocessors by June 2006 and to complete this transition of all of its Macintosh computers to Intel microprocessors by the end of calendar year 2007.  There are potential risks and uncertainties that may occur during this transition, which are further discussed under the heading “Factors That May Affect Future Results and Financial Condition.”

The Company utilizes a variety of direct and indirect distribution channels.  The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Macintosh computers, and demonstrate the compatibility of the Macintosh with the Windows platform and networks.  The Company further believes that providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers.  To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally.  The Company had 110 stores open as of June 25, 2005.

The Company also staffs selected third-party stores with the Company’s own employees to improve the buying experience through reseller channels.  The Company has deployed Apple employees and contractors in reseller locations around the world including the U.S., Europe, Japan and Australia. The Company also sells to customers directly through its online stores around the world.

To improve the accessibility to its iPod product line, the Company has significantly expanded the number of distribution points where iPods are sold. The iPod product line can be purchased in certain department stores, member-only warehouse stores, large retail chains, and specialty retail stores, as well as through the channels listed above.

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

The Company accrues necessary reserves for cancellation fees related to component orders that have been cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. These commitments typically cover the Company’s requirements for periods ranging from 30 to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional reserves for cancellation fees that would negatively affect gross margins in the period when the cancellation fees are identified.

Valuation of Long-Lived Assets Including Acquired Intangibles

The Company reviews property, plant, and equipment and certain identifiable intangible assets for impairment when events or changes in circumstances indicate the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to future undiscounted cash flows the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized in earnings equals the amount by which the carrying value of the assets exceeds their fair market value. Although the Company has recognized no material impairment adjustments related to its property, plant, and equipment or identifiable intangibles in the periods presented, except those made in conjunction with restructuring actions, deterioration in the Company’s business in a geographic region or business segment in the future, including deterioration in the performance of individual retail stores, could lead to such impairment adjustments in future periods in which such business issues are identified.

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

Based on the Company’s estimates as of June 25, 2005 there was no impairment of goodwill. However, changes in various circumstances including changes in the Company’s market capitalization, changes in the Company’s forecasts, and changes in the Company’s internal business structure could cause one or more of the Company’s reporting units to be valued differently thereby causing an impairment of goodwill. Additionally, in response to changes in the personal computer and consumer electronics industries and changes in global or regional economic conditions, the Company may strategically realign its resources and consider restructuring, disposing, or otherwise exiting businesses, which could result in an impairment of property, plant, and equipment, identifiable intangibles, or goodwill.

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

Macintosh Computers

In June 2005, the Company announced its plan to begin using Intel microprocessors in its Macintosh computers. The Company plans to begin shipping certain models with Intel microprocessors by June 2006 and to complete this transition of all of its Macintosh computers to Intel microprocessors by the end of calendar year 2007.  The Company also announced its new translation technology, “Rosetta,” which will allow most PowerPC-based Macintosh applications to run on new Intel-based Macintosh computers.

Mac® mini

In January 2005, the Company introduced Mac mini, a Macintosh computer without a display, keyboard, or mouse, with a starting price of $499 and weighing as little as 2.9 pounds.  In July 2005, the Company updated its Mac mini lineup, expanding to three models and increasing memory to 512MB.  The first model includes a 1.25 GHz PowerPC G4 processor, a 40GB hard drive, and a Combo drive for reading DVDs and burning CDs.  The second model includes a 1.42 GHz PowerPC G4 processor, an 80GB hard drive, and a Combo drive.  The third model includes a 1.42 GHz PowerPC G4 processor, an 80GB hard drive, and a SuperDrive for burning DVDs and CDs.  All models include ATI Radeon 9200 graphics with 32MB of dedicated DDR memory, 10/100 BASE-T Ethernet networking, one FireWire® 400 and two USB 2.0 ports, and a DVI interface that also supports VGA so consumers can connect to LCD or CRT displays.  The 1.42 GHz models of the Mac mini also include built-in AirPort Extreme for 54 Mbps 802.11g wireless networking along with an internal Bluetooth module.

iPod® shuffle

In January 2005, the Company introduced iPod® shuffle, a flash-memory digital music player, which is based on iPod’s shuffle feature that randomly selects songs from the user’s music library or playlists.  iPod shuffle works with iTunes® and its patent-pending AutoFill feature that automatically selects songs to fill iPod shuffle from a user’s music library on their computer.  iPod shuffle can also be used as a portable USB flash drive with up to 1GB of storage space.  It is available in a 512MB model holding up to 120 songs and a 1GB model holding up to 240 songs.

iTunes Music Store®

The Company introduced the iTunes Music Store in Canada in December 2004, and in Ireland in January 2005.  The iTunes Music Store now serves customers in a total of 19 countries in North America and Europe.

iLife® ‘05

In January 2005, the Company introduced iLife ‘05, an upgrade to its digital lifestyle suite, which features iPhoto®, iMovie®, iDVD®, GarageBand™, and iTunes®.

iPhoto® 5 is the Company’s consumer-oriented digital photo software application.  iPhoto 5 includes advanced editing tools, adds support for uncompressed RAW photos throughout the application and includes a slideshow builder, which allows users to apply effects, transitions and durations to each individual slide. iPhoto 5 features a means to create  and order hardcover and softcover photo books from a variety of book layouts and double-sided printing, directly within the application.

iMovie® HD, a consumer-oriented digital video editing software application, enables users to import and edit digital videos on their Macintosh computers. iMovie HD now allows users to capture and edit High Definition Video (HDV) from HDV camcorders. iMovie HD also includes Magic iMovie, which automatically imports video into separate clips and adds titles, transitions and music. iMovie HD imports video from HDV and standard DV camcorders, and from video cameras that generate MPEG-4 video.

iDVD® is a consumer-oriented software application that enables users to turn iMovie files, QuickTime® files and digital pictures into DVDs that can be played on most consumer DVD players. iDVD 5 includes 15 new themes featuring moving drop zones that can display video clips or photos in motion across DVD menus.  iDVD 5 also features OneStep DVD, which automatically creates a DVD from footage from a user’s camcorder. With a compatible SuperDrive™, iDVD 5 supports all recordable single-layer and double-layer DVD format standards.

GarageBand™ is a consumer-oriented music creation software application. GarageBand 2 adds 8-track recording so that users can record multiple instruments at once, plus pitch and timing correction to fix digital audio tracks. GarageBand 2 now displays and edits musical notation in real time for software instrument tracks for people who know how to read and write music or want to learn. With GarageBand Jam Packs, including the latest, Jam Pack 4: Symphony Orchestra, GarageBand users can create music in their favorite genres.

iLife ‘05 also includes iTunes, the Company’s digital music jukebox software application that allows users to purchase music from the Company’s iTunes Music Store. iTunes organizes music using searching, browsing and playlists, and also includes features such as iMix playlist sharing and provides integration with the complete family of iPods, including the iPod shuffle.

iWork™ ‘05

In January 2005, the Company introduced iWork ‘05, productivity software designed to take advantage of both Mac OS X and iLife ‘05 to help users create, present and publish documents and presentations. iWork ‘05 introduces Pages™, a word processor, and also features Keynote™ 2, an updated version of the Company’s presentation software.

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

Final Cut® Express HD

In January 2005, the Company announced Final Cut Express HD, an update to Final Cut Express, and began shipping it in February 2005. Final Cut Express HD enables users to capture, edit and output HDV over a single FireWire cable, and supports Digital Cinema Desktop with multiple displays.  Final Cut Express HD features sound editing tools including 99 audio tracks, real-time volume and audio filter adjustment, a voice-over tool, and Soundtrack music creation software that allows users to compose musical scores for their videos. Final Cut Express HD includes LiveType™, which can add HD-quality animated text and motion graphics to videos.  In addition, iMovie projects can be imported directly into Final Cut Express HD with all of their effects, transitions, and audio levels intact.

Final Cut® Studio

In April 2005, the Company announced Final Cut Studio, an HD video production suite that features Final Cut Pro® 5, an upgrade to the editing software for DV, SD, HD and film, which began shipping in April 2005. Final Cut Studio also includes tools that complement Final Cut Pro 5 such as Soundtrack® Pro, a new application that gives audio and video professionals a way to create, control and fix audio; Motion 2, an upgrade that now allows real-time motion graphics with GPU accelerated 32-bit float rendering; and DVD Studio Pro® 4, an upgrade to the DVD authoring software that now burns high definition DVDs to the latest HD DVD specification.  These components of Final Cut Studio are also sold separately.

Shake® 4

In April 2005, the Company announced Shake 4, an upgrade to the Company’s compositing software, which began shipping in June 2005. Used by artists and visual effects facilities to create visual effects for film and television, Shake 4 features 3D multi-plane compositing, optical flow image processing and integration with Final Cut Pro 5.

Mac OS® X version 10.4 Tiger

In April 2005, the Company began shipping Mac OS X Tiger, the Company’s fifth major version of Mac OS X. Tiger incorporates more than 200 new features and innovations including Spotlight™, a desktop search technology that lets users find items stored on their Mac, including documents, emails, contacts and images; and Dashboard, a new way to instantly access information such as weather forecasts and stock quotes, using a new class of applications called widgets.  The server version of the Mac OS operating system, Mac OS X Server version 10.4, also began shipping in April 2005.

Net Sales

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended			Nine Months Ended
	6/25/05	6/26/04	Change	6/25/05	6/26/04	Change

Net Sales by Operating Segment:
Americas net sales	$1,739	$1,018	71%	$4,819	$2,823	71%
Europe net sales	742	408	82%	2,294	1,376	67%
Japan net sales	227	172	32%	696	502	39%
Retail net sales	555	270	106%	1,687	809	109%
Other Segments net sales (a)	257	146	76%	757	419	81%
Total net sales	$3,520	$2,014	75%	$10,253	$5,929	73%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	595	472	26%	1,548	1,211	28%
Europe Macintosh unit sales	283	191	48%	879	618	42%
Japan Macintosh unit sales	76	82	(7)%	242	235	3%
Retail Macintosh unit sales	144	73	97%	407	216	88%
Other Segments Macintosh unit sales (a)	84	58	45%	222	174	28%
Total Macintosh unit sales	1,182	876	35%	3,298	2,454	34%

Net Sales by Product:
Desktops (b)	$845	$567	49%	$2,649	$1,817	46%
Portables (c)	720	696	3%	2,015	1,875	7%
Total Macintosh net sales	1,565	1,263	24%	4,664	3,692	26%

iPod	1,103	249	343%	3,328	769	333%
Other music products (d)	241	73	230%	634	180	252%
Peripherals and other hardware (e)	266	219	21%	830	678	22%
Software, service and other sales (f)	345	210	64%	797	610	31%
Total net sales	$3,520	$2,014	75%	$10,253	$5,929	73%

Unit Sales by Product:
Desktops (b)	687	416	65%	1,918	1,240	55%
Portables (c)	495	460	8%	1,380	1,214	14%
Total Macintosh unit sales	1,182	876	35%	3,298	2,454	34%

iPod unit sales	6,155	860	616%	16,046	2,400	569%

Net sales per Macintosh unit sold (g)	$1,324	$1,442	(8)%	$1,414	$1,504	(6)%

Notes:

(a)          Other Segments include Asia Pacific and FileMaker.

(b)         Includes iMac, eMac, Mac mini, PowerMac and Xserve product lines.

(c)          Includes iBook and PowerBook product lines.

(d)         Other music products consists of iTunes Music Store sales, iPod-related services, and Apple-branded and third-party iPod-related accessories.

(e)          Net sales of Peripherals and other hardware include sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.

(f)            Net sales of Software, service and other sales include sales of Apple-branded operating system, application software, third-party software, AppleCare and Internet services.

(g)         Net sales per Macintosh unit sold is derived by dividing total Macintosh net sales by total Macintosh unit sales.

Net sales during the third quarter of 2005 increased 75% or $1.506 billion from the same quarter in 2004, and were up 73% or $4.324 billion for the first nine months of fiscal 2005 compared to the same period of fiscal 2004.  Several of the factors contributing to these increases are described below:

•                  Net sales of iPods increased $854 million or 343% during the third quarter of 2005 compared to the same period in 2004, and increased $2.559 billion or 333% in the first nine months of 2005.  Unit sales of iPods totaled 6.2 million during the third quarter of 2005, which represents an increase of 616% from the 860,000 units sold in the third quarter of 2004.  For the first nine months of 2005, iPod unit sales increased 569% to 16.0 million units compared to 2.4 million units in the first nine months of the prior year. Since introduction of the iPod product line in fiscal 2002, the Company has sold over 21 million iPods. Strong iPod demand continued to be experienced in all of the Company’s operating segments during the three and nine-month periods ended June 25, 2005.  These results were driven by several factors, including strong sales of the iPod shuffle introduced in January 2005, the release of an updated version of the iPod mini in February 2005,  price reductions taken on both iPod photo and iPod mini, and expansion of the iPod’s distribution network during the first nine months of 2005.

•                  Other music products consist of sales associated with the iTunes Music Store and iPod related services and accessories.  Net sales of other music products increased 230% to $241 million in the third quarter of 2005 compared to the same period in 2004.  A similar increase of 252% in net sales of other music products was experienced in the first nine months of 2005 compared to the first nine months of 2004.  The Company has experienced strong growth in sales of iPod services and accessories resulting from the increase in overall iPod unit sales in both the third quarter and first nine months of 2005. Sales of iPod accessories primarily include iPod speakers, adaptors, and carrying cases.  Likewise, the iTunes Music Store has experienced strong growth in sales in both the third quarter and first nine months of 2005 as a result of substantial growth of net sales in the U.S. and expansion to Europe and Canada.

•                  Total Macintosh net sales increased by 24% and 26% during the third quarter and first nine months of 2005 compared with the same periods in 2004.  Unit sales during the third quarter and first nine months of 2005 reflected increases of 35% and 34%, respectively, compared to the same periods in the prior year.  These increases in Macintosh net sales and unit sales relate primarily to strong demand for the Company’s desktop products, which was experienced in all of the Company’s operating segments.  The Company also believes that the success of the iPod is having a positive impact on Macintosh net sales by introducing new customers to the Company’s other products.  Desktop demand was stimulated in the third quarter of 2005 as a result of updates to the Power Mac G5, iMac G5 and eMac product families.  Net sales of desktop products increased 49% and 46% for the three and nine months ended June 25, 2005, respectively, compared to the same periods in 2004.  Unit sales of desktop products increased 65% and 55% for the third quarter and first nine months of 2005, respectively.  Macintosh net sales and unit sales also include sales of the Company’s portable products, which increased for both the three and nine months ended June 25, 2005 compared with the same periods in 2004. Net sales per Macintosh unit sold during the third quarter of 2005 decreased 8% to $1,324 compared to the same quarter in 2004, and decreased 6% to $1,414 during the first nine months of 2005 from $1,504 in 2004.  These decreases were the result of changes in overall unit mix towards relatively lower-priced consumer products, specifically the impact of the Mac mini product, and desktop and portable price reductions.

•                  The Retail segment’s net sales grew 106% to $555 million during the third quarter of 2005 and grew by 109% to $1.687 billion in the first nine months of 2005 compared to the same periods in the prior year.  Average revenue per store increased 56% and 53% during the three and nine month periods ended June 25, 2005, respectively, as compared to the same periods in 2004.  Additionally, total stores opened increased from 80 at the end of the third quarter of 2004 to 110 as of June 25, 2005. While the Company’s customers in areas where the Retail segment has opened stores may elect to purchase from the Retail segment stores rather than the Company’s preexisting sales channels in the U.S., Canada, Japan, and the U.K., the Company believes that a substantial portion of the Retail segment’s net sales is incremental to the Company’s total net sales. See additional comments below related to the Retail segment under the heading “Segment Operating Performance.”

•                  Net sales of peripherals and other hardware rose $47 million or 21% during the third quarter of 2005 compared to the same quarter in 2004, and increased $152 million or 22% in the first nine months of 2005 as a result of increased net sales of displays and other computer accessories. The Company reduced the price of its Cinema displays in the third quarter of 2005, which the Company believes contributed to the increase in net sales.  Net sales of other computer accessories include AirPort cards and base stations, Xserve RAID storage, iSight digital video cameras, and third-party hardware products.

•                  The Company’s U.S. education channel experienced an increase in both net sales and unit sales of 16% for the third quarter of 2005 compared to the same period in the prior year.  For the first nine months of 2005, net sales and unit sales increased 20% and 16%, respectively, compared to the first nine months of 2004. These increases were predominantly in the higher education market, which was driven by strong desktop and portable product shipments, the Mac OS X Tiger launch and record iPod sales. While net sales to the K-12 market were slightly higher in the third quarter and first nine months of 2005 than the same periods of 2004, the Company believes this market continues to be subject to budget constraints and competitive pressures.

•                  Net sales of software, service and other sales rose $135 million or 64% during the third quarter of 2005 compared to the same quarter in 2004, while increasing $187 million or 31% for the first nine months of 2005 compared to the same period in the prior year. These results were driven by $99 million of net sales related to Mac OS X Tiger, increases in net sales of Final Cut Studio, increases in net sales of AppleCare Protection Plan (APP) extended maintenance and support services, and increases in net sales associated with the Company’s .Mac Internet service.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment within those geographies. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Japan segment includes only Japan.  The Retail segment currently operates Apple-owned retail stores in the U.S., Canada, Japan, and the U.K. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment grew 71% or $721 million in the third quarter of 2005 compared with the same quarter in 2004.  For the first nine months of 2005, net sales grew $1.996 billion, a 71% increase, compared to the same period of 2004. The increases in net sales for the third quarter and first nine months of 2005 were primarily attributable to the significant year-over-year increase in iPod sales, sales of other music products and strong sales of the desktop products. Software sales for the quarter and nine months ended June 25, 2005 were also strong resulting from the third quarter release of Mac OS X Tiger.  For the three and nine month periods ended June 25, 2005, Macintosh unit sales in the Americas segment increased by 26% and 28%, respectively, as compared to the same period in 2004.

As noted above, the Company experienced an increase in U.S. education channel net sales of 16% and 20% for the third quarter and first nine months of 2005, respectively, compared to the same periods in the prior year. This increase in U.S. education net sales relates primarily to strength in higher education net sales that drove year-over-year growth of 34% for both the three and nine months periods ended June 25, 2005.  Strength in higher education sales related primarily to strong desktop and portable shipments, the Mac OS X Tiger launch and record iPod sales.  The Company’s K-12 net sales increased by 3% and 7% for the third quarter and first nine months of 2005, respectively, compared with the same periods in the prior year.  The Company believes the K-12 market continues to be subject to budgetary constraints and competitive pressures, which have limited year-over-year growth in net sales.

Europe

Net sales in Europe increased $334 million or 82% during the third quarter of 2005 as compared to the same quarter in 2004, and increased $918 million or 67% for the first nine months of 2005 compared to the same period in 2004. Total Macintosh unit sales in Europe were up 48% and 42% in the third quarter and first nine months of 2005 compared to the same periods in 2004, respectively. Europe experienced strong net sales of desktop products, iPod, other music products, and software, service and other sales during the quarter and for the first nine months of 2005 compared with the same periods in the prior year.  In addition, the Europe segment experienced strong sales of peripherals and other hardware, including sales of Apple-branded and third-party displays and other hardware accessories.

Japan

Japan’s net sales increased 32% to $227 million during the third quarter of 2005 compared to the same quarter in 2004, and increased $194 million or 39% for the first nine months of 2005 compared to the same period in 2004.  The net sales increase in Japan was the result of strong net sales of iPods, other music products, and desktop products.  These increases were partially offset by lower portable product sales. Unit sales in Japan decreased 7% and increased 3% for the third quarter and first nine months of 2005, respectively, compared to the same periods in the prior year due to continued competitive pressures.  The Company is continuing to evaluate ways to improve its indirect and direct channel sales in Japan.

Retail

The Company opened seven new retail stores during the third quarter of 2005, including two international stores located in Birmingham, England and Toronto, Canada.  At the end of the third quarter of 2005, the Company had 110 retail stores open compared to 80 open stores at the end of the third quarter of 2004.  The Retail segment’s third quarter 2005 net sales grew by $285 million or 106% from the same quarter in 2004.  Net sales for the first nine months of 2005 grew to $1.687 billion from $809 million during the same period of 2004, a 109% increase.  The Retail segment experienced strong net sales for the third quarter and first nine months of 2005 across all product lines. With an average of 105 stores open during the quarter, average quarterly revenue per store increased 56% to $5.3 million, up from $3.4 million in the year-ago quarter.

As measured by the Company’s operating segment reporting, the Retail segment reported profit of $29 million and $116 million during the third quarter and first nine months of 2005 as compared to profit of $7 million and $21 million during the third quarter and first nine months of 2004. This improvement in profitability is primarily attributable to the segment’s year-over-year growth in average quarterly revenue per store, the impact of opening 30 new stores, and the segment’s overall increase in net sales for the third quarter and first nine months of 2005, which resulted in higher leverage on occupancy, depreciation and other fixed costs.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $394 million through the end of fiscal 2004, and totaled $83 million during the first nine months of 2005. As of June 25, 2005, the Retail segment had outstanding operating lease commitments associated with retail store space and related facilities of approximately $583 million.

Gross Margin

Gross margin for the three and nine months ended June 25, 2005 and June 26, 2004 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04

Net sales	$3,520	$2,014	$10,253	$5,929
Cost of sales	2,476	1,455	7,245	4,304
Gross margin	$1,044	$559	$3,008	$1,625
Gross margin percentage	29.7%	27.8%	29.3%	27.4%

Gross margin of 29.7% and 29.3% for the three and nine months ended June 25, 2005, respectively, increased from 27.8% and 27.4% for the same periods in 2004. The year-over-year increases in quarterly and year-to-date gross margins were primarily due to more favorable pricing on certain commodity components, including flash and DRAM memory; an increase in higher margin software sales; and higher overall revenue that provided for more effective leverage on fixed production costs.  These increases to gross margin were partially offset by lower margin iPod and desktop sales.

The Company expects gross margin to be approximately 200 basis points lower in the fourth quarter of 2005 than in the third quarter of 2005 primarily due to a decrease in software sales during the fourth quarter as compared to the third quarter and a less favorable commodity pricing environment for DRAM and certain flat panel displays.

The foregoing statements regarding the Company’s expected gross margin, software sales, and commodity pricing environment are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled “Factors That May Affect Future Results and Financial Condition.” There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained.

Operating Expenses

Operating expenses for the three and nine months ended June 25, 2005 and June 26, 2004 were as follows (in millions, except for percentages):

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04

Research and development	$145	$125	$387	$367
Percentage of net sales	4.1%	6.2%	3.8%	6.2%
Selling, general, and administrative expenses	$472	$354	$1,389	$1,042
Percentage of net sales	13.4%	17.6%	13.5%	17.6%
Restructuring costs	$—	$8	$—	$18

Research and Development (R&D)

R&D increased by 16% and 5% for the third quarter and first nine months of 2005, respectively, compared to the same periods in 2004 due to an increase in R&D headcount and increased costs to support new product development initiatives, partially offset by an increase in capitalized software development costs during the first nine months of 2005 of $28 million. The Company capitalized approximately $30 million of software development costs associated with Mac OS X Tiger during the first nine months of 2005.  During the first nine months of 2004, the Company capitalized approximately $2 million of costs associated with the development of FileMaker Pro 7.  R&D as a percentage of net sales decreased to 4.1% and 3.8% for the three and nine months ended June 25, 2005, respectively, as compared to 6.2% in the same periods of the prior year due to the year-over-year increase in total net sales for the Company of 75% and 73% for the three and nine month periods, respectively. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and expects to continue to invest heavily in R&D to remain competitive.

Selling, General, and Administrative Expense (SG&A)

Expenditures for SG&A increased $118 million and $347 million, respectively, for the three and nine-month periods ended June 25, 2005, or approximately 33% compared to the same periods in 2004.  These increases are primarily due to higher direct and channel variable selling expenses resulting from the significant year-over-year increase in total net sales for the third quarter and first nine months of 2005, the Company’s continued expansion of its Retail segment in both domestic and international markets, and a current year increase in discretionary spending on marketing and advertising. SG&A as a percentage of net sales decreased to 13.4% and 13.5% for the three and nine months ended June 25, 2005, respectively, as compared to 17.6% in the same periods of the prior year due to the increase in total net sales for the Company of 75% and 73% for the three and nine month periods, respectively.

Other Income and Expense

Other income and expense for the three and nine months ended June 25, 2005 and June 26, 2004 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	6/25/05	6/26/04	6/25/05	6/26/04

Gains on non-current investments	$—	$—	$—	$4

Interest income	$51	$15	$118	$44
Interest expense	—	—	—	(3)
Other expense, net	(5)	(2)	(13)	(7)

Interest and other income, net	46	13	105	34

Total other income and expense	$46	$13	$105	$38

Gains on Non-current Investments

During the first quarter of 2004, the Company sold its remaining non-current investments in public companies consisting of 986,164 shares of Akamai Technologies for net proceeds of approximately $5 million and a gain before taxes of $4 million.  As of June 25, 2005, the Company does not have any material non-current public company investments reflected in its condensed consolidated balance sheet.

Interest and Other Income, Net

Total interest and other income, net increased $33 million or 254% to $46 million during the third quarter of 2005 compared to the same quarter in 2004 and increased $71 million or 209% for the first nine months of 2005 from the same period in 2004. These increases are attributable primarily to higher cash and short-term investment balances and increasing investment yields resulting from higher market interest rates. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments increased to 2.88% in the third quarter of 2005 compared to the 1.27% rate earned during the same period in 2004.  The Company occasionally sells short-term investments prior to their stated maturities. No gains or losses on early sales of short-term investments were recognized in either the third quarter or first nine months of 2005 or 2004.

Interest expense in the prior year consisted primarily of interest on the Company’s $300 million aggregate principal amount unsecured notes, which were repaid upon their maturity in February 2004, partially offset by amortization of deferred gains realized in 2002 and 2001 that resulted from the closure of swap positions associated with the unsecured notes.

Provision for Income Taxes

The Company’s effective tax rate for the three and nine months ended June 25, 2005 was approximately 32% compared with approximately 28% for the same periods of 2004.  The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.  The higher tax rate in the first nine months of 2005 versus 2004 is due primarily to an overall increase in earnings as well as a greater mix of earnings in the U.S.

The Internal Revenue Service (IRS) has completed its field audit of the Company’s federal income tax returns for all years prior to 2002 and proposed certain adjustments.  Certain of these adjustments are being contested through the IRS Appeals Office.  Substantially all IRS audit issues for these years have been resolved.  In addition, the Company is subject to audits by state, local, and foreign tax authorities.  Management believes that adequate provision has been made for any adjustments that may result from tax examinations.  However, the outcome of tax audits cannot be predicted with certainty.  Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  The Company may elect to apply this provision to repatriations of qualifying earnings in either fiscal year 2005 or 2006.  The Company is currently evaluating the effects of the repatriation provision and expects to complete the evaluation in fiscal year 2006.  A maximum of $755 million may be eligible for repatriation under the reduced tax rate provided by AJCA.  However, given the uncertainties and complexities of the repatriation provision and the Company’s continuing evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.

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

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. The Company is currently evaluating the repatriation provisions of AJCA, which if implemented by the Company would affect the Company’s tax provision and deferred tax assets and liabilities. However, given the uncertainties and complexities of the repatriation provision and the Company’s continuing evaluation, it is not possible at this time to determine the amount that may be repatriated or the related potential income tax effects of such repatriation.

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

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event. The Company plans to adopt FIN 47 in the first quarter of fiscal 2006, and does not expect the application of FIN 47 to have a material impact on its results of operations, cash flows or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.  SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	6/25/05	9/25/04

Cash, cash equivalents, and short-term investments	$7,526	$5,464
Accounts receivable, net	$827	$774
Inventory	$193	$101
Working capital	$6,253	$4,404
Days sales in accounts receivable (DSO) (a)	21	30
Days of supply in inventory (b)	7	5
Days payables outstanding (DPO) (c)	56	76
Operating cash flow (quarterly)	$472	$443

(a)          DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)         Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)          DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of June 25, 2005, the Company had $7.526 billion in cash, cash equivalents, and short-term investments, an increase of $2.062 billion over the same balances at the end of fiscal 2004. The principal components of this increase were cash generated by operating activities of $1.783 billion and proceeds of $469 million from the issuance of common stock under stock plans, partially offset by purchases of property, plant, and equipment of $164 million. The Company’s short-term investment portfolio is primarily invested in high credit quality, liquid investments. Approximately $4.0 billion of this cash, cash equivalents, and short-term investments is held by the Company’s foreign subsidiaries and would be subject to U.S. income taxation on repatriation to the U.S. The Company is currently assessing the impact of the one-time favorable foreign dividend provisions recently enacted as part of the AJCA, and may decide to repatriate earnings from some of its foreign subsidiaries.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Expenditures

The Company’s total capital expenditures were $164 million during the first nine months of fiscal 2005, $83 million of which were for retail store facilities and equipment related to the Company’s Retail segment and $81 million of which were for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $280 million for capital expenditures during 2005, approximately $140 million of which is expected to be utilized for expansion of the Company’s Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general corporate infrastructure.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. The Company has not engaged in any transactions to repurchase its common stock since fiscal 2003.  Since inception of the stock repurchase plan, the Company had repurchased a total of 13.2 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of June 25, 2005.

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

Lease Commitments

As of September 25, 2004, the Company had total outstanding commitments on noncancelable operating leases of approximately $617 million, $436 million of which related to the lease of retail space and related facilities. Remaining terms on the Company’s existing operating leases range from 2 to 16 years. Total outstanding commitments on noncancelable operating leases related to the lease of retail space rose to $583 million as of June 25, 2005.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. The nature of the Company’s outstanding third-party manufacturing commitments and component purchase commitments has not changed significantly since the end of its fiscal 2004.  As of June 25, 2005, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $998 million.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 25, 2004, the Company estimated that gross expected future cash flows of approximately $12 million would be required to fulfill these obligations.  No significant changes to this estimate have been made during the first nine months of 2005.

Other Obligations

As of September 25, 2004, the Company’s other obligations of approximately $24 million are primarily related to telecommunications services.  Other obligations decreased to $11 million as of June 25, 2005.

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

The Company also faces increased competition in the U.S. education market. U.S. elementary and secondary schools, as well as college and university customers, remain a core market for the Company. Uncertainty in this channel remains as several competitors of the Company have either targeted or announced their intention to target the education market for personal computers, which could negatively affect the Company’s market share. In an effort to regain market share and remain competitive, the Company has been and will continue to pursue one-to-one (1:1) learning solutions in education. The Company’s 1:1 learning solutions are a complete solution consisting of an iBook portable system for every student and teacher along with a wireless network connected to a central server.  These 1:1 learning solutions and other strategic sales are generally priced more aggressively and could result in significantly less profitability or even in financial losses, particularly for larger deals. Although the Company believes it has taken certain steps to strengthen its position in the education market, there can be no assurance that the Company will be able to increase or maintain its share of the education market or execute profitably on large strategic arrangements. Failure to do so may have an adverse impact on the Company’s operating results and financial condition.

The Company’s transition from the PowerPC microprocessors that currently power Macintosh computers to microprocessors built by Intel is subject to numerous risks.

In June 2005, the Company announced its intention to transition its Macintosh computers using PowerPC microprocessors to Intel microprocessors by the end of calendar year 2007. This transition is subject to numerous risks and uncertainties, including the Company’s ability to timely develop and deliver new products using Intel microprocessors, the timely innovation and delivery of related hardware and software products, including the Company’s applications, to support Intel microprocessors, market acceptance of Intel-based Macintosh computers, the development and availability on acceptable terms of components and services essential to enable the Company to timely deliver Intel-based Macintosh computers, and the effective management of inventory levels in line with anticipated product demand for both PowerPC and Intel-based Macintosh computers.  In addition, the Company is dependent on third-party software developers such as Microsoft and Adobe continuing to support current applications that run on PowerPC-based computers and timely developing versions of current and future applications that run on Intel and PowerPC-based Macintosh computers. The Company’s inability to timely deliver new Intel-based products or obtain developer commitment both to continue supporting applications that run on PowerPC microprocessors and transition their applications to natively run on Intel-based products in a timely manner may have an adverse impact on the Company’s results of operations. Additionally, the Company’s announcement of its intention to transition to Intel microprocessors may negatively impact sales of current and future Macintosh products containing the PowerPC microprocessor, as customers may elect to delay purchases until the Intel-based products are available.

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

The Company’s ability to produce and market competitive products is also dependent on the ability and desire of IBM and Freescale Semiconductor, Inc. (Freescale) to supply PowerPC microprocessors and Intel to supply its microprocessors for the Company’s Macintosh computers and to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company’s competitors. The Company’s recent announcement of plans to transition to Intel microprocessors may impact the continued availability on acceptable terms of certain components and services, including PowerPC G4 and G5 microprocessors, which are essential to the Company’s business and are currently obtained by the Company from sole or limited sources.  Additionally, there have been instances in recent years where the inability of the Company’s suppliers to provide advanced PowerPC microprocessors in sufficient quantity has had significant adverse effects on the Company’s results of operations. In addition, IBM is currently the Company’s sole supplier of the PowerPC G5 processor, which is used in the Company’s current Power Mac, Xserve, and iMac G5 products. Freescale is the sole supplier of the G4 processor, which is used in the Company’s eMac, Mac mini, and portable products. IBM experienced manufacturing problems with the PowerPC G5 processor, which resulted in the Company delaying the shipment of various products and constrained certain product shipments during the second half of fiscal 2004 and the first quarter of fiscal 2005. Manufacturing problems experienced by any of the Company’s suppliers in the future, or failure by them to deliver microprocessors to the Company in sufficient quantities with competitive price/performance features, could adversely affect the Company’s results of operations and financial condition.

The Company must successfully manage frequent product introductions and transitions in order to remain competitive and effectively stimulate customer demand.

Due to the highly volatile and competitive nature of the personal computer and consumer electronics industries, which are characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of the Company’s existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; the Company’s ability to manage the risks associated with product transitions, including the transition to Intel-based Macintosh computers, and production ramp issues; the availability of application software for new products; the effective management of inventory levels in line with anticipated product demand, including anticipated demand for PowerPC-based and Intel-based Macintosh computers; the availability of products in appropriate quantities to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect that new products will have on its sales or results of operations.

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

The Company records a write-down for inventories of components and products that have become obsolete or are in excess of anticipated demand or net realizable value and accrues necessary reserves for cancellation fees of orders for inventories that have been cancelled. Although the Company believes its inventory and related provisions are adequate, given the rapid and unpredictable pace of product obsolescence in the computer and consumer electronics industries and the transition to Intel-based Macintosh computers, no assurance can be given that the Company will not incur additional inventory and related charges. In addition, such charges have had, and may have, a material effect on the Company’s financial position and results of operations.

The Company must order components for its products and build inventory in advance of product shipments. Because the Company’s markets are volatile and subject to rapid technology and price changes, and with the transition to Intel-based Macintosh computers, there is a risk the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. The Company’s operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company’s ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

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

Final assembly of products sold by the Company is currently performed in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the Netherlands, the People’s Republic of China, and the Czech Republic. Currently, manufacture of many of the components used in the Company’s products is performed by third-party vendors in Taiwan, China, Japan, Korea, and Singapore.  Final assembly of substantially all of the Company’s portable products including PowerBooks, iBooks, and the iPod is performed by third-party vendors in China. If for any reason manufacturing or logistics in any of these locations is disrupted by events such as regional economic, business, environmental, medical, political, information technology system failures, or military actions, the Company’s results of operations and financial condition could be adversely affected.

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

Over the past several years, an increasing proportion of the Company’s net sales has been made by the Company directly to end-users through its online stores around the world and through its retail stores in the U.S., Canada, Japan, and the U.K. Some of the Company’s resellers have perceived this expansion of the Company’s direct sales as conflicting with their own business and economic interests as distributors and resellers of the Company’s products. Perception of such a conflict could discourage the Company’s resellers from investing additional resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of the Company’s products. The Company’s business and financial results could be adversely affected if expansion of its direct sales to end-users causes some or all of its resellers to cease or limit distribution of the Company’s products.

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

In June 2005, the Company announced its plan to begin using Intel microprocessors in its Macintosh computers. The Company plans to begin shipping certain models with Intel microprocessors by June 2006 and to complete this transition of all of its Macintosh computers to Intel microprocessors by the end of calendar year 2007.  The Company depends on third-party software developers to timely develop current and future applications that run on Intel and PowerPC microprocessors.  The Company’s inability to timely deliver new Intel-based products or obtain developer commitment to continue supporting applications that run on the Company’s PowerPC microprocessors, could have a materially adverse effect on the Company’s operating results and financial position.

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

In August 1997, the Company and Microsoft Corporation entered into patent cross-license and technology agreements. In addition, for a period of five years through August 2002, and subject to certain limitations related to the number of Macintosh computers sold by the Company, Microsoft was required to make versions of its Microsoft Office and Internet Explorer products for the Mac OS. Although Microsoft has released Microsoft Office and Internet Explorer for Mac OS X, Microsoft has not been obligated to produce future versions of its products subsequent to August 2002. While the Company believes its relationship with Microsoft has been and will continue to be beneficial to the Company and to its efforts to increase the installed base for the Mac OS, the Company does compete directly with Microsoft in a number of key areas. Accordingly, Microsoft’s interest in producing application software for the Mac OS following expiration of the agreements may be influenced by Microsoft’s perception of its interests as the vendor of the Windows operating system and competing digital media applications, including music distribution service and technology. In June of 2003, Microsoft stated that it would no longer develop new versions of Internet Explorer for the Mac OS, subsequent to the Company’s introduction during 2003 of its own web browser, Safari.  Further discontinuance of products for the Macintosh platform, including Microsoft Office and other Microsoft products could have an adverse effect on the Company’s net sales and results of operations.

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

Through July 2005, the Company has opened 116 retail stores. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 16 years, the majority of which are for 10 years. The Company could incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of depreciation on store construction costs and lease expense. As a result, significant losses would result should the Retail segment experience a decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened seven such stores through June 2005. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 16 years with total commitments per location over the lease terms ranging from $25 million to $50 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company’s results of operations and financial condition.

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

The Company believes that weak economic conditions over the past several years are having a pronounced negative impact on its professional and creative customers who are significant users of its professional systems. Also, it is likely that some of the Company’s current and potential professional, creative, and small business customers, who are most likely to utilize professional systems, believe that the relatively slower MHz rating or clock speed of the microprocessors the Company utilizes in its Macintosh systems compares unfavorably to those utilized by other computer manufacturers and translates to slower overall system performance.  These factors may result in an adverse impact to sales of the Company’s professional products as well as to gross margin and operating margin percentages.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. The Company’s direct sales, primarily through its retail and online stores, generally have higher associated profitability than its indirect sales.  Additionally, the Company’s direct channels have traditionally had more sales of software and higher priced hardware products, which generally have higher gross margins, than its indirect channels.  As a result, the Company’s gross margin and operating margin percentages as well as overall profitability may be adversely impacted as a result of a shift in product, geographic or channel mix, or new product announcements, including the transition to Intel-based Macintosh computers. In addition, the Company generally sells more products during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer industry. This sales pattern can produce pressure on the Company’s internal infrastructure during the third month of a quarter and may adversely impact the Company’s ability to predict its financial results accurately. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components suppliers, or manufacturing partners, can have significant adverse impacts on the Company and its results of operations and financial condition.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with initial maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of June 25, 2005, approximately $272 million of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years.  The remainder all had underlying maturities between 3 and 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three and nine month periods ended June 25, 2005 or June 26, 2004 related to such sales.

From time to time, the Company has entered into interest rate derivative transactions with financial institutions in order to better match the Company’s floating-rate interest income on its cash equivalents and short-term investments with its fixed-rate interest expense on its debt, and/or to diversify a portion of the Company’s exposure away from fluctuations in short-term U.S. interest rates.  The Company did not enter into any interest rate derivatives during the first nine months of either fiscal year 2005 or 2004.

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

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures over a time horizon of 3 to 6 months in the future. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments.

Item 4. Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of June 25, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the third quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the first nine months of 2005, which did not individually or in the aggregate have a material impact on the Company’s results of operations.

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

Bader v. Anderson; Bader v. Apple Computer, Inc. et. al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions, and violations of California Businesses and Professions Code §17200. Plaintiff alleges that the Company’s March 14, 2005 proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brings suit on the Company’s behalf, has made no demand on the Board of Directors and alleges that such demand is excused. Plaintiff seeks injunctive and other relief for purported injury to the Company. The Company’s response is not yet due.

Blumenau v Apple Computer, Inc.

Plaintiff Trevor Blumenau filed this action on September 29, 2004 in the United States District Court for the Northern District of Texas alleged infringement of U.S. Patent 5, 664,216 entitled “Iconic Audiovisual Data Editing Environment”.  Plaintiff’s complaint alleged that the Company’s Shake software program infringed the patent.  The parties have reached a settlement. Settlement of this matter did not have a material effect on the Company’s financial position or results of operation.

Branning et al. v Apple Computer, Inc.

Plaintiffs filed this purported class action in San Francisco County Superior Court on February 17, 2005. The complaint alleges violations of California Business & Professions Code section 17200 (unfair competition) regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new, failing to honor warranties, misappropriating trade secrets and breach of contract.  Plaintiffs request unspecified damages and other relief.  The Company received service of the complaint on March 12, 2005 and on March 13, 2005 the Company filed a motion to transfer the case to Santa Clara County Superior Court.  On May 9, 2005, the Court granted the motion and transferred the case to Santa Clara County Superior Court. On May 2, 2005, Plaintiffs filed an amended complaint adding two new named Plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business and Professions Code 16700 et seq.) The Company’s response to the amended complaint is not yet due.

Burrow v. Apple Computer, Inc.

Plaintiff filed this purported class action in Orange County Superior Court on February 17, 2005 alleging false advertising regarding the copy protection capabilities of DVD Studio Pro.   The Complaint alleges violations of California Business & Professions Code section 17200 (unfair competition) and Code section 17500 (false advertising) and negligent misrepresentation.  Plaintiff requests unspecified damages and other relief.  The Company filed an answer on April 7, 2005 denying all allegations and asserting numerous affirmative defenses.

Cagney v. Apple Computer, Inc.

Plaintiff filed this purported class action on January 9, 2004 in Los Angeles County Superior Court, alleging improper collection of sales tax in transactions involving mail-in rebates. The complaint alleges violations of California Business and Professions Code Section 17200 (unfair competition) and seeks  restitution and other relief. The Company filed an answer on February 20, 2004, denying all allegations and asserting numerous affirmative defenses The Company filed a motion to disqualify Plaintiff’s counsel, which the Court denied. The Company filed a petition for a writ of mandate with respect to this ruling and the Court of Appeal issued an order to show cause as to why the writ should not issue. Plaintiff’s lead counsel subsequently withdrew.  On February 17, 2005 the Court ruled that the trial court abused its discretion in failing to grant the Company’s motion to disqualify and ordered the trial court to disqualify both of Plaintiff’s law firms upon remand.  The opinion was designated for publication and Plaintiff has asked the Court to de-publish it.  The Company has opposed that request. The trial court issued the disqualification order on May 12, 2005. On May 9, 2005 Plaintiff substituted new counsel. The Company has obtained an opinion on the tax issue from the State Board of Equalization. Discovery is stayed.

Clark v Apple Computer, Inc.

Plaintiff filed this purported class action on February 2, 2005 in Santa Clara County Superior Court alleged defects in the Company’s “yo-yo” power adapters.  Plaintiffs request unspecified damages and other relief.  The parties have reached a tentative settlement in this matter.  The Court granted preliminary approval of the settlement on April 19, 2005 and the final approval hearing is set for September 27, 2005. Settlement of this matter will not have a material effect on the Company’s financial position or results of operation.

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

On July 2, 2004, the Company and several other defendants in the Texas action filed a lawsuit in the United States District Court in Delaware against Compression Labs, Inc. and two other companies, requesting a declaratory judgment of noninfringement, invalidity, implied license and unenforceability with respect to the ‘672 patent.  Additional actions regarding this patent have been filed in other jurisdictions. On February 16, 2005, the Panel on Multi-District Litigation (MDL) granted a petition filed by certain defendants, seeking coordination and transfer of all of these cases to one court for pre-trial proceedings. The MDL Panel has transferred all of the cases to the Northern District of California.  Following the transfer, the assigned judge recused herself and the parties are awaiting the assignment of a new judge. The defendants in the Texas and Delaware actions had filed motions to dismiss prior to the transfer and both motions are still pending. A Markman hearing is set for February 13, 2006.

Craft v. Apple Computer, Inc. (filed December 23, 2003, Santa Clara County Superior Court); Chin v. Apple Computer, Inc. (filed December 23, 2003, San Mateo County Superior Court); Hughes v. Apple Computer, Inc. (filed December 23, 2003, Santa Clara County Superior Court); Westley v. Apple Computer, Inc. (filed December 26, 2003, San Francisco County Superior Court); Keegan v. Apple Computer, Inc. (filed December 30, 2003,Alameda County Superior Court); Wagya v. Apple Computer, Inc. (filed February 19, 2004, Alameda County Superior Court); Yamin v. Apple Computer, Inc. (filed February 24, 2004, Los Angeles County Superior Court); Kieta v. Apple Computer, Inc. (filed July 8, 2004, Alameda County Superior Court)

Eight separate plaintiffs filed purported class action cases in various California courts alleging misrepresentations by the Company relative to iPod battery life. The complaints include causes of action for violation of California Business and Professions Code Section 17200 (unfair competition), the Consumer Legal Remedies Action (“CLRA”) and claims for false advertising, fraudulent concealment and breach of warranty. The complaints seek unspecified damages and other relief.  The cases were consolidated in San Mateo County and Plaintiffs thereafter filed a consolidated complaint.  On August 25, 2004, the Company filed an answer denying all allegations and asserting numerous affirmative defenses.  The parties have reached a tentative settlement and the Court granted preliminary approval of the settlement on May 20, 2005. The final approval hearing is set for August 25, 2005. Settlement of this matter will not have a material effect on the Company’s financial position or results of operation.

A similar complaint relative to iPod battery life, Mosley v. Apple Computer, Inc. was filed in Westchester County, New York on June 23, 2004 alleging violations of New York General Business Law Sections 349 (unfair competition) and 350 (false advertising). The Company removed the case to Federal Court and Plaintiff filed a motion for remand, which the Court has not yet decided.   This case is stayed and is part of the tentative settlement referred to above.

A similar complaint relative to iPod battery life, Lenzi v. Apple Canada, Inc., was filed in Montreal, Quebec, Canada on June 7, 2005, seeking authorization to institute a class action. A class certification hearing has not been scheduled.

Davis v. Apple Computer, Inc.

Plaintiff filed this purported class action in San Francisco County Superior Court on December 5, 2002, alleging that the Company engaged in unfair and deceptive business practices relating to its AppleCare Extended Service and Warranty Plan. Plaintiff asserts causes of action for violation of the California Business and Professions Code Sections 17200 and 17500, breach of the Song-Beverly Warranty Act, intentional misrepresentation and concealment. Plaintiff requests unspecified damages and other relief. The Company filed a demurrer and motion to strike which were granted, in part, and Plaintiff filed an amended complaint. The Company filed an answer on April 17, 2003 denying all allegations and asserting numerous affirmative defenses. Plaintiff subsequently amended its complaint. On October 29, 2003, the Company filed a motion to disqualify Plaintiff’s counsel in his role as counsel to the purported class and to the general public. The Court granted the motion but allowed Plaintiff to retain substitute counsel. Plaintiff did engage new counsel for the general public, but not for the class. The Company moved to disqualify Plaintiff’s new counsel and to have the Court dismiss the general public claims for equitable relief. The Court declined to disqualify Plaintiff’s new counsel or to dismiss the equitable claims, but did confirm that the class action claims are dismissed. The Company appealed the ruling and the  case is stayed pending  the outcome of the appeal. The Court heard oral argument on July 12, 2005 and has not yet issued a ruling.

East Texas Technology Partners LP v. Apple Computer, Inc.

Plaintiff filed this patent infringement action on January 23, 2004 in the United States District Court in the Eastern District of Texas alleging infringement by the Company and seven other defendants of U.S. patent 6,574,239 relating to “Virtual Connection of a Remote Unit to a Server.” The complaint sought unspecified damages and other relief.

The Plaintiff’s law firm withdrew from the case because of a conflict of interest and dismissed the complaint without prejudice. The case was re-filed on February 10, 2004 in the Northern District of Texas by a new law firm. The Company filed a response to the new complaint on August 6, 2004, denying all material allegations and asserting numerous affirmative defenses.  The parties have reached a settlement. Settlement of this matter did not have a material effect on the Company’s financial position or results of operations.

European Commission Investigation

The European Commission has notified the Company that it is investigating certain matters relating to the iTunes Music Store in the European Union (EU).  The European Commission is investigating claims made by Which?, a United Kingdom (UK) consumer association, that the Company is violating EU competition law by charging more for online music in the UK than in Eurozone countries and preventing UK consumers from purchasing online music from the iTunes Music Store for Eurozone countries.  The Which? claims were originally lodged with the UK Office of Fair Trading, which subsequently referred them to the European Commission.  The European Commission is investigating the charges under Articles 81 and 82 of the European Commission Treaty.

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

Goldberg, et al. v. Apple Computer, Inc., et al. (f.k.a. “Dan v. Apple Computer, Inc.”)

Plaintiffs filed this purported class action on September 22, 2003 in Los Angeles County Superior Court against the Company and other members of the computer industry on behalf of an alleged nationwide class of purchasers of certain computer hard drives. The case alleges violations of California Business and Professions Code Section 17200 (unfair competition), the Consumer Legal Remedies Act (“CLRA”) and false advertising related to the size of the drives. Plaintiffs allege that calculation of hard drive size using the decimal method misrepresents the actual size of the drive. The complaint seeks restitution and other relief. Plaintiff filed an amended complaint on March 30, 2004 and the Company filed an answer on September 23, 2004, denying all allegations and asserting numerous affirmative defenses.  Defendants filed a motion to strike portions of the complaint based on sales by resellers and filed a motion for judgment on the pleadings based upon Proposition 64.  The Court granted both motions at a hearing on April 6, 2005.  Plaintiff filed an amended complaint on May 6, 2005. The Defendants filed a demurrer on June 6, 2005, which will be heard on August 22, 2005.

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. patent 5,280,371 entitled “Directional Diffuser for a Liquid Crystal Display.” Plaintiffs seek unspecified damages and other relief.  The Company filed an answer on December 21, 2004 denying all material allegations and asserting numerous affirmative defenses. The Company has tendered the case to several suppliers. On May 18, 2005 the Court stayed the case against the Company and the other supplier defendants.

MacTech Systems v. Apple Computer, Inc.; Macadam v. Apple Computer, Inc.; Computer International, Inc. v. Apple Computer, Inc.; Elite Computers and Software, Inc. v. Apple Computer, Inc.; The Neighborhood Computer Store v. Apple Computer, Inc.  MacAccessory Center, Inc. v. Apple Computer Inc. (all in Santa Clara County Superior Court)

Six resellers have filed similar lawsuits against the Company for various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. Plaintiffs request unspecified damages and other relief. The Company answered the Computer International complaint on November 12, 2003, denying all allegations and asserting numerous affirmative defenses. The Company filed an answer in the Macadam case on December 3, 2004 denying all allegations and asserting numerous defenses.   Three of the other plaintiffs filed amended complaints on February 7, 2005 and on March 16, 2005 the Company filed answers to these claims denying all allegations and asserting

numerous affirmative defenses.   A sixth Plaintiff, MacAccessory Center, filed a complaint on February 23, 2005.  The Company filed a response to this complaint on April 20, 2005.

On October 1, 2003, one of the reseller Plaintiffs, Macadam, was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied. The Court denied Macadam’s motion for a preliminary injunction on December 19, 2003.   On December 6, 2004 Macadam filed for Chapter 11 Bankruptcy in the Northern District of California, which placed a stay on the litigation as to Macadam only.  The Company filed a claim in the bankruptcy proceedings on February 16, 2005.  The Company took Macadam’s debtor examination in April 2005.  Macadam filed a motion to employ the same lawyers working for four of the other reseller plaintiffs as special litigation counsel to Macadam but subsequently withdrew the motion following the Company’s opposition.  The Company, joined by another creditor of Macadam, filed a motion to convert the bankruptcy to Chapter 7 (liquidation) on April 29, 2005 and that motion was granted.

Slattery v. Apple Computer, Inc.

Plaintiff filed this purported class action on January 3, 2005 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music purchased on the iTunes Music Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power.  Plaintiff’s complaint alleges violations of Sections 1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business and Professions Code Section 16700 et seq. (the Cartwright Act), California Business and Professions Code Section 17200 (unfair competition), common law unjust enrichment and common law monopolization. Plaintiff seeks unspecified damages and other relief.  The Company filed a motion to dismiss on February 10, 2005.  A hearing on the motion took place on June 6, 2005 and the Court has not yet issued a ruling.

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

Teleshuttle Technologies, LLC and BTG International Inc. v. Microsoft and Apple Computer, Inc.

Plaintiffs filed this case on July 20, 2004 in United States District Court for the Northern District of California alleging infringement of U.S. patent 6,557,054, entitled “Method and System for Distributing Updates by Presenting Directory of Software Available for User Installation That is Not Already Installed on User Station.” Plaintiffs filed an amended complaint on September 7, 2004, adding a second patent, U.S. patent 6,769,009 entitled “Method and System for Selecting a Personalized Set of Information Channels.” Plaintiffs seek unspecified damages and other relief. The Company filed an answer on October 18, 2004, denying all material allegations and asserting numerous affirmative defenses. The case is in discovery.  A Markman hearing is tentatively set for October 28, 2005.

Tiger Direct, Inc. v Apple Computer, Inc.

Plaintiff Tiger Direct, Inc. filed this trademark infringement action in the United States District Court for the Southern District of Florida on April 26, 2005 alleging infringement of the word mark TIGER.  Plaintiff claims to have a valid registration in the mark TIGER and alleges that the Company’s use of TIGER in reference to the latest version of Mac OS X infringes the mark allegedly owned by Plaintiff.  Plaintiff attempted to obtain an ex parte preliminary injunction barring the Company’s use of the TIGER mark on April 27, 2005 but the motion was denied.  Plaintiff served the Company on April 27, 2005 and again moved for a preliminary injunction. Plaintiff’s motion was heard on May 3, 2005. On May 11, 2005 the court denied Plaintiff’s motion. The Company filed a response to the complaint on May 17, 2005, denying all material allegations and asserting counterclaims for cancellation of certain marks registered to Tiger Direct. On June 10, 2005, Plaintiff filed an appeal and its response to the Company’s counterclaims. A mediation is set for September 6, 2005.

Union Federale des Consummateurs - Que Choisir v Apple Computer France S.A.R.L. and iTunes S.A.R.L.

Plaintiff, a consumer association in France, filed this complaint on February 9, 2005 alleging that the entities above are violating consumer law by 1) omitting to mention that the iPod is allegedly not compatible with music from online music services other than the iTunes Music Store and that the music from the iTunes Music Store is only compatible with the iPod and 2) tying the sales of iPods to the iTunes Music Store and vice versa.  Plaintiff seeks damages, injunctive relief and other relief. The first hearing on the case took place on May 24, 2005. The Company’s response to the complaint is due at the next hearing, which is scheduled for September 6, 2005.

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

For	Against	Abstained	Broker Non-Votes
449,367,467	79,922,593	5,386,280	181,793,408

Proposal 4

The proposal to amend the Company’s Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2 million shares.

For	Against	Abstained	Broker Non-Votes
496,598,541	32,937,718	5,056,260	181,877,229

Proposal 5

Ratification of appointment of KPMG LLP as the Company’s independent auditors for fiscal year 2005.

For	Against	Abstained
694,477,755	17,825,757	4,166,236

Proposal 6

A shareholder proposal requesting that the Board of Directors adopt a performance and time-based restricted share grant program for senior executives.

For	Against	Abstained	Broker Non-Votes
181,658,488	343,482,069	9,439,561	181,889,630

The proposals above are described in detail in the Company’s definitive proxy statement dated March 14, 2005, for the Annual Meeting of Shareholders held on April 21, 2005.

Item 6. Exhibits

(a) Index to Exhibits

Incorporated by Reference

Exhibit			Filing Date/	Filed
Number	Exhibit Description	Form	Period End Date	herewith

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through June 7, 2004.	10-Q	6/26/04
3.4	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05
4.2	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York.	10-Q	4/01/94
4.3	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.	10-Q	4/01/94
4.5	Form of the Company’s 6 1/2% Notes due 2004.	10-Q	4/01/94
4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.	S-3	8/28/96
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97
10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 21, 2005.	10-Q	3/26/05

10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97
10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98
10.A.51	2003 Employee Stock Plan, as amended through April 21, 2005.	10-Q	3/26/05
10.A.52	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02
10.A.53	Option Cancellation and Restricted Stock Award Agreement dated as of March 19, 2003 by and between The Registrant and Steven P. Jobs.	10-Q	6/28/03
10.A.54	Form of Restricted Stock Unit Award Agreement	10-Q	6/26/04
10.A.55	Apple Computer, Inc. Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05
10.B.18	Custom Sales Agreement effective October 21, 2002 between the Registrant and International Business Machines Corporation.	10-K	9/27/03
14.1	Code of Ethics of the Company	10-K	9/27/03
31.1	Rule13a-14(a) / 15d-14(a) Certification of Chief Executive Officer			X
31.2	Rule13a-14(a) / 15d-14(a) Certification of Chief Financial Officer			X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer			X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLE COMPUTER, INC.
(Registrant)

By:	/s/ Peter Oppenheimer

Peter Oppenheimer
Senior Vice President and Chief Financial Officer
August 2, 2005