Form 10-Q
period 2005-12-31
APPLE COMPUTER INC
filed 2006-02-03
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to              .

Commission file number: 000-10030

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒          Accelerated filer ☐               Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

848,612,359 shares of common stock issued and outstanding as of January 25, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended
	December 31, 2005	December 25, 2004

Net sales	$5,749	$3,490
Cost of sales (including stock-based compensation expense of $5 and $0, respectively)	4,185	2,494
Gross margin	1,564	996
Operating expenses:
Research and development (including stock-based compensation expense of $15 and $2, respectively)	182	123
Selling, general, and administrative (including stock-based compensation expense of $24 and $8, respectively)	632	470
Total operating expenses	814	593

Operating income	750	403

Other income and expense	81	26

Income before provision for income taxes	831	429

Provision for income taxes	266	134

Net income	$565	$295

Earnings per common share:
Basic	$0.68	$0.37
Diluted	$0.65	$0.35

Shares used in computing earnings per share (in thousands):
Basic	830,781	789,032
Diluted	874,207	838,174

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	December 31, 2005	September 24, 2005

ASSETS:
Current assets:
Cash and cash equivalents	$4,150	$3,491
Short-term investments	4,557	4,770
Accounts receivable, less allowances of $50 and $46, respectively	1,331	895
Inventories	244	165
Deferred tax assets	471	331
Other current assets	1,409	648
Total current assets	12,162	10,300

Property, plant and equipment, net	855	817
Goodwill	69	69
Acquired intangible assets	24	27
Other assets	1,071	338
Total assets	$14,181	$11,551

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,896	$1,779
Accrued expenses	2,164	1,705
Total current liabilities	5,060	3,484
Non-current liabilities	741	601
Total liabilities	5,801	4,085

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 845,617,174 and 835,019,364 shares issued and outstanding, respectively	3,815	3,521
Deferred stock compensation	—	(60)
Retained earnings	4,570	4,005
Accumulated other comprehensive income (loss)	(5)	—
Total shareholders’ equity	8,380	7,466
Total liabilities and shareholders’ equity	$14,181	$11,551

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	December 31, 2005	December 25, 2004

Cash and cash equivalents, beginning of the period	$3,491	$2,969

Operating Activities:
Net income	565	295
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	52	41
Stock-based compensation expense	44	10
Provision for (benefit from) deferred income taxes	70	(8)
Excess tax benefits from stock options	—	140
Loss on disposition of property, plant, and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	(436)	(91)
Inventories	(79)	(55)
Other current assets	(757)	(87)
Other assets	(771)	(27)
Accounts payable	1,117	286
Other liabilities	478	269
Cash generated by operating activities	283	775

Investing Activities:
Purchases of short-term investments	(3,185)	(2,393)
Proceeds from maturities of short-term investments	3,396	777
Proceeds from sales of short-term investments	—	138
Purchases of property, plant, and equipment	(82)	(58)
Other	(36)	13
Cash generated by (used for) investing activities	93	(1,523)

Financing Activities:
Proceeds from issuance of common stock	134	254
Excess tax benefits from stock-based compensation	149	—
Cash generated by financing activities	283	254
Increase (decrease) in cash and cash equivalents	659	(494)
Cash and cash equivalents, end of the period	$4,150	$2,475

Supplemental cash flow disclosures:

Cash paid for income taxes, net	$22	$37

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 24, 2005, included in its Annual Report on Form 10-K for the year ended September 24, 2005 (the 2005 Form 10-K).

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s first quarter of fiscal year 2006 contained 14 weeks and the first quarter of its fiscal year 2005 contained 13 weeks. The Company’s fiscal year 2006 will end on September 30, 2006 and include 53 weeks while fiscal year 2005 included 52 weeks. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

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

In the fourth quarter of 2004, the Company began incurring substantial development costs associated with Mac OS X version 10.4 Tiger subsequent to achievement of technological feasibility as evidenced by public demonstration in August 2004 and the subsequent release of a developer beta version of the product. During the first quarter of 2005, the Company capitalized approximately $14.8 million of costs associated with the development of Tiger.  In accordance with SFAS No. 86, amortization of this asset to cost of sales began in April 2005 when the Company began shipping Tiger and is being recognized on a straight-line basis over a three-year estimated useful life.

Stock-Based Compensation

On September 25, 2005, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally require that such transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on September 25, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to September 25, 2005 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.  The Company has recorded an incremental $32 million of stock-based compensation expense during the first quarter of 2006 as a result of the adoption of SFAS No. 123R.  In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the Condensed Consolidated Statement of Cash Flows.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2005.  The income tax benefit related to stock-based compensation expense was $14 million for the quarter ended December 31, 2005. As of December 31, 2005, $398 million of total unrecognized compensation cost related to stock options and restricted stock units are expected to be recognized over a weighted-average period of 2 years.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended December 25, 2004 (in millions, except per share amounts):

Three Months Ended 12/25/04

Net income - as reported	$295

Add: Stock-based employee compensation expense included in reported net income, net of tax	9
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(29)

Net income - pro forma	$275

Net income per common share - as reported
Basic	$0.37
Diluted	$0.35

Net income per common share - pro forma
Basic	$0.35
Diluted	$0.33

Further information regarding stock-based compensation can be found in Note 6 of these Notes to Condensed Consolidated Financial Statements.

Earnings Per Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, restricted stock and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options, restricted stock, and restricted stock units.  Additionally, the exercise of employee stock options and the vesting of restricted stock and restricted stock units can result in a greater dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended
	12/31/05	12/25/04
Numerator (in millions):
Net income	$565	$295

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	830,781	789,032
Effect of dilutive options, restricted stock units, and restricted stock	43,426	49,142

Denominator for diluted earnings per share	874,207	838,174

Basic earnings per share	$0.68	$0.37

Diluted earnings per share	$0.65	$0.35

Potentially dilutive securities, including stock options, restricted stock units, and restricted stock to acquire approximately 1.6 million and 1.7 million shares of common stock for the quarters ended December 31, 2005 and December 25, 2004, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Note 2 — Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of December 31, 2005, and September 24, 2005 (in millions):

	12/31/05	9/24/05

Cash	$233	$127

U.S. Treasury and Agency securities	21	89
U.S. corporate securities	2,561	2,030
Foreign securities	1,335	1,245
Total cash equivalents	3,917	3,364

U.S. Treasury and Agency securities	296	216
U.S. corporate securities	3,220	3,662
Foreign securities	1,041	892
Total short-term investments	4,557	4,770

Total cash, cash equivalents, and short-term investments	$8,707	$8,261

The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit, and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized losses totaling $6.7 million on its investment portfolio, the majority of which related to investments with stated maturities less than one year as of December 31, 2005 and net unrealized losses of $5.9 million on its investment portfolio, approximately half of which related to investments with stated maturities less than one year as of September 24, 2005.

As of December 31, 2005 and September 24, 2005, approximately $172 million and $287 million, respectively, of the Company’s short-term investments had underlying maturities ranging from one to five years.  The remaining short-term investments had maturities of three to 12 months.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. From time to time, the Company enters into interest rate derivative agreements to modify the interest rate profile of certain investments and debt. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments.  The Company records all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of December 31, 2005, the Company had a net deferred gain associated with cash flow hedges of approximately $5.5 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the third quarter of fiscal 2006.  As of the end of the first quarter of 2006, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of 2005.

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

Note 3 — Condensed Consolidated Financial Statement Details (in millions)

Other Current Assets

	12/31/05	9/24/05
Vendor non-trade receivables	$1,082	$417
Other current assets	327	231

Total other current assets	$1,409	$648

Property, Plant, and Equipment, Net

	12/31/05	9/24/05
Land and buildings	$361	$361
Machinery, equipment, and internal-use software	499	470
Office furniture and equipment	85	81
Leasehold improvements	602	569
	1,547	1,481

Accumulated depreciation and amortization	(692)	(664)

Total property, plant, and equipment, net	$855	$817

Other Assets

	12/31/05	9/24/05
Long-term NAND flash memory prepayments	$750	$—
Non-current deferred tax assets	122	183
Capitalized software development costs, net	34	38
Other assets	165	117

Total other assets	$1,071	$338

Accrued Expenses

	12/31/05	9/24/05
Deferred revenue - current	$630	$501
Accrued marketing and distribution	204	221
Accrued compensation and employee benefits	164	167
Accrued warranty and related costs	247	188
Other current liabilities	919	628

Total accrued expenses	$2,164	$1,705

Non-Current Liabilities

	12/31/05	9/24/05
Deferred revenue - non-current	$298	$281
Deferred tax liabilities	430	308
Other non-current liabilities	13	12

Total non-current liabilities	$741	$601

Other Income and Expense

	Three Months Ended
	12/31/05	12/25/04
Interest income	$88	$28
Other expense, net	(7)	(2)

Other income and expense	$81	$26

Note 4 — Restructuring Actions

2004 Restructuring Actions

The Company recorded total restructuring charges of approximately $23 million during 2004, including approximately $14 million in severance costs, $5.5 million in asset impairments, and a $3.5 million charge for lease cancellations in conjunction with the vacating of a leased sales facility related to a European workforce reduction during the fourth quarter of 2004.  Of the $23 million charge, $20.4 million had been utilized by the end of the first quarter of 2006, with the remaining $2.6 million consisting of $0.2 million for employee severance benefits and $2.4 million for lease cancellations. These actions will result in the termination of 452 positions, 450 of which had been terminated prior to the end of the first quarter of 2006.

The following table summarizes activity associated with restructuring actions initiated during 2004 (in millions):

	Employee Severance Benefits	Asset Impairments	Lease Cancellations	Totals

Total charge	$14.0	$5.5	$3.5	$23.0
Total spending through December 31, 2005	(12.5)	—	(1.1)	(13.6)
Total non-cash items	—	(5.2)	—	(5.2)
Adjustments	(1.3)	(0.3)	—	(1.6)
Accrual at December 31, 2005	$0.2	$—	$2.4	$2.6

2003 Restructuring Actions

The Company recorded total restructuring charges of approximately $26.8 million during 2003, including approximately $7.4 million in severance costs, a $5.0 million charge to write off deferred compensation, $7.1 million in asset impairments and a $7.3 million charge for lease cancellations primarily related to the closure of the Company’s Singapore manufacturing operations during the first quarter of 2003. Of the $26.8 million charge, all had been utilized by the end of the first quarter of 2006, except for approximately $1.6 million related to operating lease costs on abandoned facilities.

The following table summarizes activity associated with restructuring actions initiated during 2003 (in millions):

	Employee Severance Benefits	Deferred Compensation Write-off	Asset Impairments	Lease Cancellations	Totals

Total charge	$7.4	$5.0	$7.1	$7.3	$26.8
Total spending through December 31, 2005	(7.9)	—	—	(5.2)	(13.1)
Total non-cash items	—	(5.0)	(7.1)	—	(12.1)
Adjustments	0.5	—	—	(0.5)	—
Accrual at December 31, 2005	$—	$—	$—	$1.6	$1.6

Note 5 — Shareholders’ Equity

Preferred Stock

The Company has 5 million shares of authorized preferred stock, none of which is outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Restricted Stock Units

The Company’s Board of Directors has approved several grants of restricted stock units to members of the Company’s senior management team, excluding its CEO. These restricted stock units generally vest over four years either in two equal installments on the second and fourth anniversaries of the date of grant or in equal installments on each of the first through fourth anniversaries of the grant date.  Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The value of the restricted stock units is based on the closing market price of the Company’s common stock on the date of grant and are amortized on a straight-line basis over the four-year requisite service period. The restricted stock units have been reflected in the calculation of diluted earnings per share utilizing the treasury stock method.

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

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.  The Company has not engaged in any transactions to repurchase its common stock since 2003. Since inception of the stock repurchase plan, the Company had repurchased a total of 13.1 million shares at a cost of $217 million. The Company was authorized to repurchase up to an additional $283 million of its common stock as of December 31, 2005.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

The following table summarizes components of total comprehensive income, net of taxes, during the three-month periods ended December 31, 2005, and December 25, 2004 (in millions):

	Three Months Ended
	12/31/05	12/25/04

Net income	$565	$295
Other comprehensive income:
Net change in unrealized derivative gains/losses	2	(9)
Change in foreign currency translation	(8)	22
Net change in unrealized investment gains/losses	1	(1)

Total comprehensive income	$560	$307

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three-month periods ended December 31, 2005, and December 25, 2004 (in millions):

	Three Months Ended
	12/31/05	12/25/04

Change in fair value of derivatives	$5	$(12)
Adjustment for net gains/losses realized and included in net income	(3)	3
Change in unrealized gain/loss on derivative instruments	$2	$(9)

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	As of 12/31/05	As of 9/24/05

Unrealized losses on available-for-sale securities	$(3)	$(4)
Unrealized gains on derivative investments	6	4
Cumulative foreign currency translation	(8)	—

Accumulated other comprehensive income (loss)	$(5)	$—

Employee Benefit Plans

2003 Employee Stock Option Plan

The 2003 Employee Stock Plan (the 2003 Plan) is a shareholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire seven to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, restricted stock units, stock appreciation rights, and stock purchase rights.

1997 Employee Stock Option Plan

In August 1997, the Company’s Board of Directors approved the 1997 Employee Stock Option Plan (the 1997 Plan), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Based on the terms of individual option grants, options granted under the 1997 Plan generally expire seven to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. In October 2003, the Company terminated the 1997 Plan and no new options can be granted from this plan.

1997 Director Stock Option Plan

In August 1997, the Company’s Board of Directors adopted a shareholder approved Director Stock Option Plan (DSOP) for non-employee directors of the Company. Initial grants of 30,000 options under the DSOP vest in three equal installments on each of the first through third anniversaries of the date of grant, and subsequent annual grants of 10,000 options are fully vested at the date of grant. Based on the terms of individual option grants, options granted under the DSOP generally expire 10 years after the grant date.

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

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized for issuance is limited to a total of 1 million shares per offering period.  As of December 31, 2005, approximately 2.9 million shares were reserved for future issuance under the Purchase Plan.

Stock Award Activity

A summary of the Company’s stock award activity and related information for the three-month periods ended December 31, 2005 and December 25, 2004 (option amounts are presented in thousands) is set forth in the following table:

		Outstanding Options
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price

Balance at 9/25/04	24,050	110,722	$10.52
Options Granted	(2,208)	2,208	$27.42
Options Canceled	804	(804)	$12.06
Options Exercised	—	(24,830)	$9.47
Plan Shares Expired	(304)	—	—
Balance at 12/25/04	22,342	87,296	$11.24

Balance at 9/24/05	58,957	73,221	$17.79
Options Granted	(1,202)	1,202	$62.93
Restricted Stock Units Granted	(2,300)	—	—
Options Canceled	641	(641)	$21.22
Options Exercised	—	(9,703)	$10.90
Plan Shares Expired	(50)	—	—
Balance at 12/31/05	56,046	64,079	$19.65

The options outstanding as of December 31, 2005 have been segregated into six ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding as of 12/31/05	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Options Exercisable as of 12/31/05	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price

$ 0.62 - $9.25	12,515	4.27	$7.96	11,244	4.12	$7.99
$ 9.26 - $10.74	9,050	5.56	$10.15	7,510	5.85	$10.16
$ 10.75 - $10.90	10,875	5.10	$10.89	3,090	5.09	$10.89
$ 10.91 - $14.03	11,081	5.02	$11.78	9,128	4.94	$11.63
$ 14.04 - $46.57	18,804	6.12	$38.03	3,785	6.49	$28.10
$ 46.58 - $74.08	1,754	6.82	$58.81	6	6.39	$49.87

$ 0.62- $74.08	64,079	5.34	$19.65	34,763	5.32	$11.87

Aggregate intrinsic value of options outstanding and options exercisable at December 31, 2005 was $3.3 billion and $2.1 billion, respectively.  Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $71.89 as of December 30, 2005, and the exercise price multiplied by the number of options outstanding. Total intrinsic value of options exercised was $473 million and $395 million for the three-month periods ended December 31, 2005 and December 25, 2004, respectively.

The total fair value of options vested was $695 million and $377 million for the three-month periods ended December 31, 2005 and December 25, 2004, respectively.

The Company had 6.18 million restricted stock units outstanding as of December 31, 2005, which were excluded from the options outstanding balances in the preceding tables. The total weighted-average grant date fair value was $154 million.  Aggregate intrinsic value of restricted stock units at December 31, 2005 was $444 million.  None of these restricted stock units was vested as of December 31, 2005. The grant of these restricted stock units has been deducted from the shares available for grant under the Company’s stock option plans.  In conjunction with the amendments to the 2003 Plan that were approved at the Annual Meeting of Shareholders held on April 21, 2005, the number of shares available for grant under the 2003 Plan will be reduced by two times the number of restricted shares and restricted stock units granted.  This amendment is effective for all grants made after April 21, 2005.

The total nonvested restricted stock outstanding at December 31, 2005 was 10 million shares.  There were no grants, forfeitures, or vesting of any nonvested restricted stock during the quarter ended December 31, 2005.  The weighted-average grant date fair value of outstanding nonvested restricted stock at December 31, 2005 was $7.48.  As of December 31, 2005, total unrecognized compensation costs related to nonvested restricted stock was $2.3 million, which is expected to be recognized in the second quarter of 2006.

Note 6 - Stock-Based Compensation

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards.  The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates.  The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur and other relevant factors including implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

The assumptions used for the three-month periods ended December 31, 2005 and December 25, 2004 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended
	12/31/05	12/25/04

Expected life of stock options	3.6 years	3.5 years
Expected life of stock purchases	6 months	6 months
Interest rate - stock options	4.19%	3.13%
Interest rate - stock purchases	3.30%	1.67%
Volatility - stock options	40.7%	40.0%
Volatility - stock purchases	48.4%	31.8%
Dividend yields	—	—

Weighted-average fair value of options granted during the period	$22.29	$9.07
Weighted-average fair value of employee stock purchases during the period	$10.08	$3.72

Note 7 — Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are for terms of five to 15 years and generally provide renewal options for terms of three to five additional years. Leases for retail space are for terms of five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options.  As of September 24, 2005, the Company’s total future minimum lease payments under noncancelable operating leases were $865 million, of which $606 million related to leases for retail space.  As of December 31, 2005, total future minimum lease payments related to leases for retail space increased to $705 million.

Accrued Warranty and Indemnifications

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company’s hardware products. The Company provides currently for the estimated cost that may be incurred under its basic limited product warranties at the time the related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

The following table reconciles changes in the Company’s accrued warranties and related costs for the three-month periods ended December 31, 2005 and December 25, 2004 (in millions):

	Three Months Ended
	12/31/05	12/25/04

Beginning accrued warranty and related costs	$188	$105
Cost of warranty claims	(77)	(35)
Accruals for product warranties	136	65
Ending accrued warranty and related costs	$247	$135

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations.  Therefore, the Company did not record a liability for infringement costs as of either December 31, 2005 or September 24, 2005.

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

Long-Term Supply Agreements

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010.  As part of these agreements, the Company agreed to prepay $1.25 billion for flash memory components of which $750 million was paid during the first quarter of 2006 and the remaining $500 million was paid in the second quarter of 2006.  These prepayments will be applied to inventory purchases made over the life of each respective agreement.

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

Note 8 - Segment Information and Geographic Data

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment.  The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, and the U.K.  Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company’s subsidiary, FileMaker, Inc.  Each reportable geographic operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in the Company’s 2005 Form 10-K in Note 1, “Summary of Significant Accounting Policies,” except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, manufacturing costs and variances not included in standard costs, income taxes, and various nonrecurring charges. Corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, stock-based compensation expense, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $40 million and $33 million during the first quarters of 2006 and 2005, respectively.

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

First, the Retail segment’s operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the U.S. operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company’s cost to support those partners. For the first quarter of 2006 and 2005, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $199 million and $99 million, respectively.

Second, the Company’s service and support contracts are transferred to the Retail segment at the same cost as that charged to the Company’s major retail channel partners in the U.S., resulting in a measure of revenue and gross margin for those items that is comparable between the Company’s Retail stores and those retail channel partners.  The Retail segment recognizes the full amount of revenue and cost of sales of the Company’s service and support contracts at the time of sale. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales. For the first quarter of 2006, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $38 million and $25 million, respectively. For the first quarter of 2005, the net sales and cost of sales recognized by the Retail segment for sales of service and support contracts were $19 million and $13 million, respectively.

Third, the Company has opened seven high profile stores in New York; Los Angeles; Chicago; San Francisco; Tokyo, Japan; Osaka, Japan; and London, England as of December 31, 2005. These high profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings.  As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the amount incurred for a high profile store in excess of that incurred by a more typical Company retail location. Expenses allocated to corporate marketing resulting from the operations of these stores were $7.6 million and $6.9 million in the first quarters of 2006 and 2005, respectively.

Summary information by operating segment is as follows (in millions):

	Three Months Ended
	12/31/05	12/25/04
Americas:
Net sales	$2,700	$1,637
Operating income	$436	$202

Europe:
Net sales	$1,242	$847
Operating income	$174	$133

Japan:
Net sales	$355	$185
Operating income	$53	$21

Retail:
Net sales	$1,072	$561
Operating income	$90	$45

Other Segments (a):
Net sales	$380	$260
Operating income	$66	$37

(a)                                   Other Segments consists of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the consolidated financial statements is as follows (in millions):

	Three Months Ended
	12/31/05	12/25/04

Segment operating income	$819	$438
Retail manufacturing margin (b)	199	99
Stock-based compensation expense	(44)	(10)
Corporate expenses, net (c)	(224)	(124)
Total operating income	$750	$403

(b)                                  Represents the excess of the Retail segment’s cost of sales over the Company’s standard cost of sales for products sold through the Retail segment.

(c)                                   Corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment.

Note 9 — Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its CEO, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business.  The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001.  The Company did not recognize any expense pursuant to the Reimbursement Agreement during the first quarter of 2006.  The Company recognized $419,000 in expenses pursuant to the Reimbursement Agreement during the first quarter of 2005.  All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

In the first quarter of 2006, the Company entered into an agreement with Pixar to sell certain of Pixar’s short films on the iTunes Music Store.  Mr. Steven P. Jobs, the Company’s CEO is also the CEO, Chairman, and a large shareholder of Pixar.  During the first quarter of 2006, the Company recognized total expense under this arrangement of approximately $712,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with the 2005 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Executive Overview

The Company designs, manufactures, and markets personal computers and related software, services, peripherals, and networking solutions.  The Company also designs, develops, and markets a line of portable digital music players along with related accessories and services including the online distribution of third-party music, audio books, music videos, short films, and television shows. The Company’s products and services include the Macintosh line of desktop and notebook computers, the iPod digital music player, the Xserve G5 server and Xserve RAID storage products, a portfolio of consumer and professional software applications, the Mac OS X operating system, the iTunes Music Store, a portfolio of peripherals that support and enhance the Macintosh and iPod product lines, and a variety of other service and support offerings. The Company sells its products worldwide through its online stores, its own retail stores, its direct sales force, and third-party wholesalers, resellers, and value added resellers. In addition, the Company sells a variety of third-party Macintosh compatible products, including computer printers and printing supplies, storage devices, computer memory, digital camcorders and still cameras, personal digital assistants, and various other computing products and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers. A further description of the Company’s products may be found below and in Part I, Item 1 of the Company’s 2005 Form 10-K.

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

In June 2005, the Company announced its plan to begin using Intel microprocessors in its Macintosh computers and in January 2006 announced the new iMac® and MacBook™ Pro, which are the first Macintosh computers to run on Intel microprocessors. The Company expects to complete the transition of all of its Macintosh computers to Intel microprocessors by the end of calendar year 2006.  There are potential risks and uncertainties that may occur during this transition, which are further discussed under the heading “Factors That May Affect Future Results and Financial Condition.”

The Company utilizes a variety of direct and indirect distribution channels.  The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Macintosh computers, and demonstrate the compatibility of the Macintosh with the Windows platform and networks.  The Company further believes that providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers.  To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally.  The Company had 136 stores open as of January 31, 2006.

The Company also staffs selected third-party stores with the Company’s own employees and contractors in various geographic locations including the U.S., Europe, Japan, and Australia to improve the buying experience through reseller channels. Additionally, the Company sells to customers directly through its online stores around the world.

To improve access to the iPod product line, the Company has continued to expand the number of distribution points where iPods are sold. The iPod product line can be purchased in certain department stores, member-only warehouse stores, large retail chains, and specialty retail stores, as well as through the channels listed above.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2005 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and inventory purchase commitments, warranty costs, stock-based compensation, and income taxes. Management believes these policies to be critical because they are both important to the portrayal of the Company’s financial condition and results, and they require management to make judgments and estimates about matters that are inherently uncertain. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, peripherals, digital content, and service and support contracts. The Company recognizes revenue pursuant to applicable accounting standards, including Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended, and SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.

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

Warranty Costs

The Company provides currently for the estimated cost for product warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary.  If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could negatively affect the Company’s results of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.  Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense ratably over the requisite service period.  The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life.  If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Products

The Company offers a range of personal computing products including desktop and notebook personal computers, related devices and peripherals, and various third-party hardware products.  In addition, the Company offers software products including Mac OS® X, the Company’s proprietary operating system software for the Macintosh®; server software and related solutions; professional application software; and consumer, education and business oriented application software. The Company also designs, develops and markets to Macintosh and Windows users its line of iPod® digital music players along with related accessories and services including the online distribution of third-party music through the Company’s iTunes Music Store®. A detailed discussion of the Company’s products may be found in the 2005 Form 10-K. Certain newly introduced products and/or upgrades to existing products are discussed below.

In January 2006, the Company announced the new iMac® and MacBook™ Pro, which are the first Macintosh computers to run on Intel microprocessors. The iMac and MacBook Pro feature the Company’s new translation technology, Rosetta™, which allows most PowerPC-based Macintosh applications to run on these new Intel-based Macintosh computers.

iMac®

The Company’s new iMac featuring the Intel Core Duo processor is available in a 17-inch widescreen LCD display with a 1.83 GHz processor and 160GB Serial ATA hard drive. The iMac is also available in a 20-inch widescreen LCD display with a 2.0 GHz processor and 250GB Serial ATA hard drive. Both models include a built-in iSight™ video camera for video conferencing, Front Row™ with the Apple Remote, 512 MB of 667 MHz DDR2 SDRAM expandable to 2GB, 8x SuperDrive™ with double-layer support, and PCI Express-based ATI Radeon X1600 with 128MB GDDR3 memory.  Every new iMac comes with iLife® ‘06.

MacBook™  Pro

The Company’s new MacBook Pro featuring the Intel Core Duo processor is expected to begin shipping in February 2006. The MacBook Pro features an aluminum enclosure that is one-inch thin, weighs 5.6 pounds, includes a built-in iSight video camera for video conferencing, Front Row with the Apple Remote, iLife ‘06, two USB 2.0 ports, one FireWire® 400 port, a gigabit Ethernet port, built-in AirPort Extreme® wireless networking and Bluetooth 2.0+EDR, and a slot-load SuperDrive. The new MacBook Pro also features Apple’s new patent-pending MagSafe™ magnetic power connector.

iPod® Radio Remote

In January 2006, the Company announced iPod Radio Remote,  a wired remote control with FM radio capabilities. The iPod Radio Remote allows users to skip tracks, adjust the volume of their iPods, and listen to FM radio stations while displaying station and song information on their iPod screens.

iLife® ‘06

In January 2006, the Company introduced iLife ‘06, an upgrade to its consumer-oriented digital lifestyle application suite, which features iWeb™, iPhoto® 6, iMovie® HD6, iDVD® 6, and GarageBand™ 3.

iWeb™ is a new application in the iLife’06 suite. iWeb allows users to create online photo albums, blogs and podcasts and customize websites using editing tools and pre-designed templates.

iPhoto® 6 adds new photo management and editing features, supports up to 250,000 photos, and introduces Photocasting™. Photocasting allows .Mac users to share and automatically update photo albums over the Internet with anyone who uses a Macintosh or Windows-based PC.

iMovie® HD 6 now includes new real-time effects that take advantage of Core Video technology, which uses the computer’s video card’s graphics processing unit to deliver hardware acceleration to quickly preview video effects. iMovie 6 also provides a solution to make video podcasts, which can be published with iWeb, and includes audio enhancement tools and sound effects.

iDVD® 6 now allows users to take content shot with HDV and widescreen DV cameras and author custom DVDs with widescreen menus, movies, and high resolution slideshows. iDVD 6 features 10 new Apple-designed menu themes in both widescreen (16:9) and standard (4:3) formats.

GarageBand™ 3 now allows users to record, produce, and publish through iWeb their own podcasts, including artwork, sound effects, and music jingles.

iWork™ ‘06

In January 2006, the Company introduced iWork ‘06, a new version of the Company’s suite of productivity software designed to help users create, present, and publish documents and presentations. iWork ‘06 includes Pages® 2 and Keynote™ 3.

Pages® 2 features mail merge with Mac OS® X Address Book, which allows users to personalize documents by dragging and dropping individual contacts into documents using templates with predefined fields. Pages 2 also features new templates for newsletters, flyers, posters, school reports, scrapbooks, brochures, business proposals, and invoices.  Pages 2 allows users to insert tables that have basic calculation functionality within any document and users can export their Pages 2 document to other formats.

Keynote™ 3 offers additional ways to create presentations and interactive slideshows. It features new cinematic transitions including vertical and horizontal blinds, revolving door, and swoosh.  A new view mode, Light Table, allows users to view an entire presentation and reorganize slides using drag and drop.

Net Sales

The first quarter of 2006 spanned 14 weeks while the first quarter of 2005 spanned 13 weeks.  This additional week is added to the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters.

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended
	12/31/05	12/25/04	Change

Net Sales by Operating Segment:
Americas net sales	$2,700	$1,637	65%
Europe net sales	1,242	847	47%
Japan net sales	355	185	92%
Retail net sales	1,072	561	91%
Other Segments net sales (a)	380	260	46%
Total net sales	$5,749	$3,490	65%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	515	476	8%
Europe Macintosh unit sales	387	320	21%
Japan Macintosh unit sales	81	64	27%
Retail Macintosh unit sales	193	119	62%
Other Segments Macintosh unit sales (a)	78	67	16%
Total Macintosh unit sales	1,254	1,046	20%

Net Sales by Product:
Desktops (b)	$912	$1,001	(9)%
Portables (c)	812	604	34%
Total Macintosh net sales	1,724	1,605	7%

iPod	2,906	1,211	140%
Other music related products and services (d)	491	177	177%
Peripherals and other hardware (e)	303	284	7%
Software, service, and other sales (f)	325	213	53%
Total net sales	$5,749	$3,490	65%

Unit Sales by Product:
Desktops (b)	667	623	7%
Portables (c)	587	423	39%
Total Macintosh unit sales	1,254	1,046	20%

Net sales per Macintosh unit sold (g)	$1,375	$1,534	(10)%

iPod unit sales	14,043	4,580	207%

Net sales per iPod unit sold (h)	$207	$264	(22)%

Notes:

(a)          Other Segments include Asia Pacific and FileMaker.

(b)         Includes iMac, eMac, Mac mini, Power Mac, and Xserve product lines.

(c)          Includes iBook and PowerBook product lines.

(d)         Consists of iTunes Music Store sales, iPod services, and Apple-branded and third-party iPod accessories.

(e)          Includes sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.

(f)            Includes sales of Apple-branded operating system software, application software, third-party software, AppleCare, and Internet services.

(g)         Derived by dividing total Macintosh net sales by total Macintosh unit sales.

(h)         Derived by dividing total iPod net sales by total iPod unit sales.

Net sales during the first quarter of 2006 increased 65% or $2.3 billion from the first quarter of 2005.  The increase was due in part to the fact that the first quarter of 2006 spanned 14 weeks while the first quarter of 2005 spanned 13 weeks. Several other factors contributed to this increase including the following:

•                  Net sales of iPods rose $1.7 billion or 140% during the first quarter of 2006 compared to the first quarter of 2005. Unit sales of iPods totaled 14.0 million in the first quarter of 2006, which represents an increase of 207% from the 4.6 million iPod units sold in the first quarter of 2005.  Strong sales of iPods during the first quarter of 2006 continued to be experienced by all of the Company’s operating segments and were driven by strong demand for the newest version of the iPod with video playing capabilities introduced in October 2005, the release of the iPod nano in September 2005, and expansion of the iPod’s distribution network. Net sales per iPod unit sold decreased 22% primarily due to the introduction of the lower priced iPod shuffle in January 2005 and a shift in sales towards the lower-priced iPod nano.

•                  Net sales of other music related products and services increased $314 million or 177% during the first quarter of 2006 compared to the first quarter of 2005 primarily due to increased net sales from the iTunes Music Store and of iPod services and accessories.  The year-over-year increase in sales from the iTunes Music Store relates to significant growth in U.S. sales, the expansion of the iTunes Music Store to seven additional countries by the end of the first quarter of 2006 from the first quarter of 2005, including Japan and Australia, and the introduction of video sales on the iTunes Music Store in October 2005.  The Company has also experienced strong growth in sales of both Apple-branded and third-party iPod accessories and services, consistent with the increase in overall iPod unit sales for the first quarter of 2006.

•                  The Retail segment’s net sales grew to $1.1 billion during the first quarter of 2006 from $561 million during the first quarter of 2005, a 91% increase, while Retail segment Macintosh unit sales increased 62%.  These increases are largely attributable to the increase in total stores from 101 stores at the end of the first quarter of 2005 to 135 stores at the end of the first quarter of 2006, as well as a 41% year-over-year increase in average revenue per store.

•                  Macintosh net sales increased $119 million or 7% during the first quarter of 2006 compared to the first quarter of 2005.  Macintosh unit sales increased by 208,000 units or 20% during the first quarter of 2006 compared to the first quarter of 2005. The increases in Macintosh net sales and unit sales were driven by higher sales of portable products in all of the Company’s operating segments.  Net sales and unit sales of the Company’s portable products increased 34% and 39%, respectively. The increase in Macintosh portable net sales was partially offset by a decrease in Macintosh desktop net sales of 9%, while Macintosh desktop unit sales increased by 7% year-over-year.  The year-over-year increase in desktop unit sales with a corresponding decrease in desktop net sales was primarily due to the introduction of the Mac mini in the second quarter of 2005. The Mac mini’s starting price of $499 is significantly lower than the starting prices of the Company’s other desktop products and contributed to a decrease in net sales per Macintosh unit sold of 10% year-over-year.

•                  Net sales of peripherals and other hardware rose by 7% during the first quarter of 2006 compared to the first quarter of 2005 primarily due to an increase in net sales of RAID storage, iSight digital video cameras, printers, and other hardware accessories.

•                  U.S. education channel net sales increased by approximately 16% during the first quarter of 2006 compared to the first quarter of 2005, while Macintosh unit sales were relatively flat compared to the first quarter of 2005. Net sales from the higher education market grew 31% in the first quarter of 2006 compared to the first quarter of 2005 due to strong iPod sales, as well as increases in Macintosh portable products and Apple-branded software sales. Net sales were relatively flat for K-12 year-over-year.

•                  Net sales of software, service, and other sales rose $112 million or 53% during the first quarter of 2006 compared to the first quarter of 2005.  This growth was primarily attributable to increased net sales in AppleCare Protection Plan (APP) extended service and support contracts, Mac OS X, and third-party software.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment.  The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operated Apple-owned retail stores in the U.S., Canada, Japan, and the U.K. during the first quarter of 2006. Each reportable geographic operating segment provides similar hardware and software products and similar services.  Further information regarding the Company’s operating segments may be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 8, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment during the first quarter of 2006 increased $1.1 billion or 65% compared to the first quarter of 2005, while Macintosh unit sales increased 8% year-over-year. The increase in net sales during the first quarter of 2006 was primarily attributable to the significant year-over-year increase in iPod sales, sales of other music related products and services, sales of portable Macintosh systems, and sales of software, service, and other sales.  These increases were partially offset by a 18% decrease in desktop net sales year-over-year.  During both the first quarters of 2006 and 2005, the Americas segment represented approximately 47% of the Company’s total net sales.  The Company experienced a year-over-year increase in its U.S. education channel net sales of 16% compared to the first quarter of 2005 due to strong iPod sales, as well as increases in Macintosh portable products and Apple-branded software sales.

Europe

Net sales in Europe increased $395 million or 47% during the first quarter of 2006 as compared to the same quarter in 2005.  Total Macintosh unit sales in Europe increased 21% on a year-over-year basis.  Consistent with the Americas segment, Europe experienced strong sales of iPods, portable products, and other music related products and services. The Europe segment also experienced strong sales of Apple-branded and third-party displays and other hardware accessories.  These increases were offset by a 9% decrease in desktop net sales on a year-over-year basis.

Japan

Japan’s net sales increased $170 million or 92% during the first quarter of 2006. Japan experienced increased net sales in iPod, portable products, and other music related products and services. iPod net sales increased by 277%  and portable net sales increased by 27% on a year-over-year basis during the first quarter of 2006 compared to the first quarter of 2005. The increases in net sales of iPod and other music related products and services are believed to be partly attributable to the introduction of the iTunes Music Store in Japan in the fourth quarter of 2005 and an increase in marketing and advertising activities during the first quarter of 2006.

Retail

During the first quarter of 2006, the Company opened 11 new retail stores.  The Company had 135 retail stores open at the end of the first quarter of 2006 compared to 101 stores at the end of the first quarter of 2005.  During the first quarter of 2006, the Retail segment’s net sales grew to $1.1 billion as compared to $561 million in the first quarter of 2005, a 91% increase.  With an average of 129 stores open during the quarter, average quarterly revenue per store increased 41% to $8.3 million in the first quarter of 2006, up from $5.9 million in the first quarter of 2005. The increase in average revenue per store was primarily due to strong sales of iPods, other music related products and services, and Macintosh portable products.

As measured by the Company’s operating segment reporting, the Retail segment reported a profit of $90 million during the first quarter of 2006 compared to a profit of $45 million during the first quarter of 2005. This improvement in profitability is primarily attributable to the segment’s year-over-year increase in average quarterly revenue per store, the impact of opening 34 new stores, and the segment’s year-over-year increase in net sales, which resulted in higher leverage on occupancy, depreciation, and other fixed costs.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $569 million through the end of the first quarter of 2006, of which $40 million was incurred during the first quarter of 2006.

As of December 31, 2005, the Retail segment had approximately 4,739 full-time equivalent employees and had outstanding lease commitments associated with retail store space and related facilities of $705 million.

Gross Margin

Gross margin for the three months ended December 31, 2005 and December 25, 2004 was as follows (in millions, except gross margin percentages):

	Three Months Ended
	12/31/05	12/25/04

Net sales	$5,749	$3,490
Cost of sales	4,185	2,494
Gross margin	$1,564	$996
Gross margin percentage	27.2%	28.5%

Gross margin percentage for the first quarter of 2006 was 27.2% compared to 28.5% for the first quarter of 2005. The year-over-year decrease in gross margin percentage during the first quarter of 2006 was primarily due to a relative increase in lower margin products, particularly the iPod product family and music-related services.  Additionally, gross margins on Macintosh net sales were lower on a year-over-year basis primarily due to reductions in average selling prices from the first quarter of 2005.

The Company anticipates that its gross margin and the gross margin of the overall personal computer and consumer electronics industries will remain under pressure in light of price competition, especially for the iPod product line. The Company expects its gross margin percentage to increase slightly in the second quarter of 2006 primarily as a result of favorable costs of certain commodity components including LCD flat-panel displays, as well as a shift in the mix of revenue toward higher margin products.

The foregoing statements regarding the Company’s expected gross margin and forecasted revenue for the second quarter of 2006 are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in the subsection entitled “Factors That May Affect Future Results and Financial Condition.” There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained.

Operating Expenses

Operating expenses for the three months ended December 31, 2005 and December 25, 2004 was as follows (in millions, except for percentages):

	Three Months Ended
	12/31/05	12/25/04

Research and development	$182	$123
Percentage of net sales	3%	4%
Selling, general, and administrative expenses	$632	$470
Percentage of net sales	11%	13%

Research and Development (R&D)

Expenditures for R&D increased 48% or $59 million to $182 million in the first quarter of 2006 compared to $123 million in the first quarter of 2005 due primarily to an increase in R&D headcount in the current year to support expanded R&D activities, a $13 million increase in stock-based compensation expense recognized as R&D resulting from the adoption of SFAS No. 123R, and higher overall expenses due to the 14th week added to the first fiscal quarter of 2006 to realign the Company’s fiscal quarters with calendar quarters.  In addition, during the first quarter of 2005, the Company capitalized approximately $14.8 million of costs associated with the development of Mac OS X Tiger.  No software development costs were capitalized during the first quarter of 2006.  The decrease in R&D as a percentage of net sales to 3% in the first quarter of 2006 from 4% in the first quarter of 2005 is due to the significant increase of 65% in total net sales for the Company in the first quarter of 2006.  The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy.  As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General, and Administrative Expense (SG&A)

SG&A increased 34% or $162 million to $632 million in the first quarter of 2006 compared to $470 million in the first quarter of 2005. This increase is primarily due to higher direct and channel variable selling expenses resulting from the significant year-over-year increase in total net sales for the first quarter, the Company’s continued expansion of its Retail segment in both domestic and international markets, a $16 million increase in stock-based compensation expense recognized as SG&A resulting from the adoption of SFAS No. 123R, a current year increase in discretionary spending on marketing and advertising, and the associated expenses with the 14th week added to the first fiscal quarter of 2006.

Other Income and Expense

Other income and expense for the three months ended December 31, 2005 and December 25, 2004 was as follows (in millions):

	Three Months Ended
	12/31/05	12/25/04

Interest income	$88	$28
Other expense, net	(7)	(2)

Total other income and expense	$81	$26

Total other income and expense increased $55 million to $81 million during the first quarter of 2006 compared to $26 million in the first quarter of 2005. This increase is attributable primarily to higher cash and short-term investment balances and increasing investment yields resulting from higher market interest rates, and the 14th week added to the first fiscal quarter of 2006. The weighted-average interest rate earned by the Company on its cash, cash equivalents and short-term investments increased to 3.89% in the first quarter of 2006 from 1.93% in the first quarter of 2005.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended December 31, 2005 was approximately 32% compared with approximately 31% for the same period of 2005.  The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.  The higher tax rate in the first three months of 2006 versus 2005 is primarily due to an overall increase in earnings as well as a greater mix of earnings in the U.S.

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

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law.  The AJCA includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA.  The Company may elect to apply this provision to repatriations of qualifying earnings in fiscal year 2006.  The Company is continuing to evaluate the effects of the repatriation provision and expects to complete the evaluation in fiscal year 2006.  A maximum of $755 million may be eligible for repatriation under the reduced tax rate provided by AJCA.  However, given the uncertainties and complexities of the repatriation provision and the Company’s continuing evaluation, the Company has not yet determined the amount that may be repatriated or the related potential income tax effects of such repatriation.

Recent Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in

Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock.   This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.  FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to not be other-than-temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal periods beginning after December 15, 2005 and are required to be adopted by the Company in the second quarter of fiscal 2006.  Although the Company will continue to evaluate the application of FSP Nos. FAS 115-1 and FAS 124-1, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In December 2004, the FASB issued FSP 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.  FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS 109, Accounting for Income Taxes. The Company is continuing to evaluate the repatriation provisions of AJCA, which if implemented by the Company would affect the Company’s tax provision and deferred tax assets and liabilities. However, given the uncertainties and complexities of the repatriation provision and the Company’s continuing evaluation, the Company has not yet determined the amount, if any, that will be repatriated or the related potential income tax effects of such repatriation.  The Company expects to complete the evaluation in fiscal 2006.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	12/31/05	9/24/05

Cash, cash equivalents, and short-term investments	$8,707	$8,261
Accounts receivable, net	$1,331	$895
Inventory	$244	$165
Working capital	$7,102	$6,816
Days sales in accounts receivable (DSO) (a)	23	22
Days of supply in inventory (b)	6	6
Days payables outstanding (DPO) (c)	67	62
Operating cash flow (quarterly)	$283	$752

(a)          DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)         Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)          DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of December 31, 2005, the Company had $8.7 billion in cash, cash equivalents, and short-term investments, an increase of $446 million over the same balances at the end of 2005. The principal components of this net increase were cash generated by operating activities of $283 million that includes a $750 million prepayment made to certain vendors for the future supply of NAND flash memory components, proceeds from the issuance of common stock under stock plans of $134 million, and tax benefits from stock option exercises of $149 million. The Company’s short-term investment portfolio is primarily invested in high credit quality, liquid investments. Approximately $4.8 billion of this cash, cash equivalents, and short-term investments is held by the Company’s foreign subsidiaries and would be subject to U.S. income taxation on repatriation to the U.S. The Company is currently assessing the impact of the one-time favorable foreign dividend provisions recently enacted as part of the AJCA, and may decide to repatriate earnings from some of its foreign subsidiaries.

In the second quarter of 2006, the Company made an additional prepayment of $500 million for the future supply of NAND flash memory components.

In addition, during the second quarter of 2006, 10 million shares of restricted stock and 2.4 million restricted stock units (RSUs) previously granted to certain Company executives are scheduled to vest.  The majority of these are expected to be net-share settled, thus the Company will withhold from the executives sufficient shares to satisfy the executives’ obligation for their applicable income and other employment taxes, and will remit an equivalent amount of cash to the appropriate taxing authorities.  The number of shares withheld will be based on the value of the restricted stock and RSUs on their respective vesting dates.  The remaining shares net of those withheld will be delivered to the Company executives.   The amounts of these tax withholdings and remittances in cash to the taxing authorities will be a function of the Company’s stock price on the respective vesting dates, but using the closing price of the Company’s stock on January 27, 2006 of $72.03 as a proxy, the total payments for the employees’ tax obligations to the taxing authorities would be approximately $398 million.  These transactions will not represent expenses to the Company but will be accounted for as reductions to cash with corresponding reductions to shareholders’ equity.  These net-share settlements will have the effect of share repurchases by the Company as they will reduce and retire the number of shares that would have otherwise been issued as a result of the vesting.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Expenditures

The Company’s total capital expenditures were $82 million during the first quarter of fiscal 2006, $40 million of which were for retail store facilities and equipment related to the Company’s Retail segment and $42 million of which were for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $420 million for capital expenditures during 2006, approximately $210 million of which is expected to be utilized for expansion of the Company’s Retail segment and the remainder utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. Since inception of the stock repurchase plan, the Company has repurchased a total of 13.1 million shares at a cost of $217 million. The Company did not repurchase any shares during the first quarter of 2006.  The Company was authorized to repurchase up to an additional $283 million of its common stock as of December 31, 2005.

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

Lease Commitments

As of September 24, 2005, the Company had total outstanding commitments on noncancelable operating leases of approximately $865 million, $606 million of which related to the lease of retail space and related facilities. The major facility leases are for terms of five to 15 years and generally provide renewal options for terms of three to five additional years. Leases for retail space are for terms of five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space rose to $705 million as of December 31, 2005.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of December 31, 2005, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $2.0 billion.

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010.  As part of these agreements, the Company agreed to prepay $1.25 billion for flash memory components of which $750 million was paid during the first quarter of 2006 and the remaining $500 million was paid in the second quarter of 2006.  These prepayments will be applied to inventory purchases made over the life of each respective agreement.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of December 31, 2005, the Company estimated that gross expected future cash flows of approximately $17 million would be required to fulfill these obligations.

Other Obligations

Other obligations increased to approximately $52 million as of December 31, 2005 primarily related to telecommunications services contracts that were renewed in the first quarter of 2006 for a 2 year period.

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

In June 2005, the Company announced its intention to transition from the use of PowerPC microprocessors to the use of Intel microprocessors in all of its Macintosh computers by the end of calendar year 2007. In January 2006, the Company announced the new iMac® and MacBook™ Pro, which are the first Macintosh computers to run on Intel microprocessors.  The Company now expects to complete this transition by the end of calendar year 2006.  This transition is subject to numerous risks and uncertainties, including the Company’s ability to timely develop and deliver new products using Intel microprocessors, the timely innovation and delivery of related hardware and software products, including the Company’s applications, to support Intel microprocessors, market acceptance of Intel-based Macintosh computers, the development and availability on acceptable terms of components and services essential to enable the Company to timely deliver Intel-based Macintosh computers, and the effective management of inventory levels in line with anticipated product demand for both PowerPC and Intel-based Macintosh computers.  In addition, the Company is dependent on third-party software developers such as Microsoft and Adobe continuing to support current applications that run on PowerPC-based computers and timely developing versions of current and future applications that run on Intel and PowerPC-based Macintosh computers. The Company’s inability to timely deliver new Intel-based products or obtain developer commitment both to continue supporting applications that run on PowerPC microprocessors and timely transition their applications to run natively on Intel-based products may have an adverse impact on the Company’s results of operations. The Company’s announcement of its intention to transition to Intel microprocessors may negatively impact sales of current and future Macintosh products containing PowerPC microprocessors, as customers may elect to delay purchases until the Intel-based products are available. Additionally, there can be no assurance that the Company will be able to maintain its historical gross margin percentages on its products, including Intel-based Macintosh computers, which may adversely impact the Company’s results of operations.

Future operating results are dependent upon the Company’s ability to obtain a sufficient supply of components, including microprocessors, some of which are in short supply or available only from limited sources.

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including microprocessors and ASICs are currently obtained by the Company from single or limited sources. Some key components (including without limitation DRAM, NAND flash-memory, and TFT-LCD flat-panel displays), while currently available to the Company from multiple sources, are at times subject to industry-wide availability and pricing pressures. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers’ yields have matured. The Company and other producers in the personal computer industry also compete for various components with other industries that have experienced increased demand for their products. The Company uses some components that are not common to the rest of the personal computer industry including certain microprocessors and ASICs. Continued availability of these components may be affected if producers were to decide to concentrate on the production of components other than those customized to meet the Company’s requirements. If the supply of a key component were to be delayed or constrained on a new or existing product, the Company’s results of operations and financial condition could be adversely affected.

The Company’s ability to produce and market competitive products is dependent on the ability and desire of IBM and Freescale Semiconductor, Inc. (Freescale) to supply PowerPC microprocessors and Intel to supply its microprocessors for the Company’s Macintosh computers and to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company’s competitors. While the Company has supply agreements with IBM and Freescale, the Company’s recent announcement of plans to transition to Intel microprocessors may impact the continued availability on acceptable terms of certain components and services, including PowerPC G4 and G5 microprocessors, which are essential to the Company’s business and are currently obtained by the Company from sole or limited sources.  Additionally, there have been instances in recent years where the inability of the Company’s suppliers to provide advanced PowerPC microprocessors in sufficient quantity has had significant adverse effects on the Company’s results of operations. In addition, IBM is currently the Company’s sole supplier of the PowerPC G5 processor, which is used in the Company’s current Power Mac and Xserve products. Freescale is the sole supplier of the G4 processor, which is used in the Company’s eMac, Mac mini, and certain portable products. Manufacturing problems experienced by any of the Company’s suppliers in the future or failure by them to deliver components to the Company in sufficient quantities with competitive price/performance features could adversely affect the Company’s results of operations and financial condition.

The Company must successfully manage frequent product introductions and transitions to remain competitive and effectively stimulate customer demand.

Due to the highly volatile and competitive nature of the personal computer and consumer electronics industries, which are characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies, enhance existing products in order to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of the Company’s existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; the Company’s ability to manage the risks associated with product transitions, including the transition to Intel-based Macintosh computers, and production ramp issues; the availability of application software for new products; the effective management of purchase commitments and inventory levels in line with anticipated product demand, including anticipated demand for PowerPC-based and Intel-based Macintosh computers; the availability of products in appropriate quantities to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect that new products will have on its sales or results of operations.

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

Final assembly of products sold by the Company is currently performed in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, Korea, the People’s Republic of China, and the Czech Republic. Currently, manufacturing of many of the components used in the Company’s products is performed by third-party vendors in Taiwan, China, Japan, Korea, and Singapore.  Final assembly of substantially all of the Company’s portable products including PowerBooks, iBooks, and iPods is performed by third-party vendors in China.  If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, labor, environmental, public health, or political issues, or due to information technology system failures or military actions, the Company’s results of operations and financial condition could be adversely affected.

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

Further information regarding risks associated with Marketing and Distribution may be found in Part I, Item 1 of the 2005 Form 10-K for the year ended September 24, 2005 under the heading “Markets and Distribution.”

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

In June 2005, the Company announced its plan to begin using Intel microprocessors in its Macintosh computers and in January 2006 announced the new iMac® and MacBook™ Pro, which are the first Macintosh computers to run on Intel microprocessors.  The Company expects to complete this transition to Intel microprocessors for all of its Macintosh computers by the end of calendar year 2006.  The Company depends on third-party software developers to timely develop current and future applications that run on Intel and PowerPC microprocessors.  The Company’s inability to timely deliver new Intel-based products, or a decline in available applications that run on the Company’s PowerPC products or the lack of applications that run on Intel-based Macintosh systems could have a materially adverse effect on the Company’s operating results and financial position.

In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers, such as Microsoft and Adobe, to develop, maintain, and upgrade similar or competitive software for the Company’s products. The Company currently markets and sells a variety of software applications for use by professionals, consumers, and education customers that could influence the decisions of third-party software developers to develop or upgrade Macintosh-compatible software products. Software applications currently marketed by the Company include software for professional film and video editing, professional compositing and visual effects for large format film and video productions, professional music production and music post production, professional and consumer DVD encoding and authoring, professional digital photo editing and workflow management, consumer digital video and digital photo editing and management, digital music management, desktop-based database management, word processing, and high-quality presentations. The Company also markets an integrated productivity application that incorporates word processing, page layout, image manipulation, spreadsheets, databases, and presentations in a single application.  Discontinuance of third-party products for the Macintosh platform could have an adverse effect on the Company’s net sales and results of operations.

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

Because of technological changes in the computer and consumer electronics industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time-consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company’s future operating results and financial condition could be adversely affected. Information regarding certain claims and litigation involving the Company related to alleged patent infringement and other matters is set forth in Part II, Item 1 of this Form 10-Q and Part I, Item 3 of the 2005 Form 10-K.  In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would individually or in the aggregate have a material adverse effect on its results of operations, or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part II, Item 1 of this Form 10-Q and Part I, Item 3 of the 2005 Form 10-K or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

The Company’s retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through January 31, 2006, the Company had opened 136 retail stores. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from five to 20 years, the majority of which are for 10 years. The Company could incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of depreciation on store construction costs and lease expense. As a result, significant losses would result should the Retail segment experience a significant decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened seven such stores through January 2006. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 14 years with total remaining commitments per location ranging from $4 million to $47 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company’s results of operations and financial condition.

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

The Company’s professional products, including Power Macintosh and PowerBook systems, software, accessories, and service and support contracts, generally have higher gross margins than the Company’s consumer products, including iMacs, iBooks, iPods, and content from the iTunes Music Store. A shift in sales mix away from higher margin professional products towards lower margin consumer products could adversely affect the Company’s future gross margin and operating margin percentages. The Company’s traditional professional customers may choose to buy consumer products, specifically the iMac and iBook, instead of professional products. Professional users may choose to buy the iMac due to its relative price performance, use of a more powerful Intel microprocessor, and unique design featuring a flat panel screen. Professional users may also choose to purchase iBooks instead of the Company’s professional-oriented portable products due to their price performance and screen size. Additionally, significant future growth in iPod sales without corresponding growth in higher margin product sales could also reduce gross margin and operating margin percentages.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. The Company’s direct sales, primarily through its retail and online stores, generally have higher associated profitability than its indirect sales.  Additionally, the Company’s direct channels have traditionally had more sales of software and higher priced hardware products, which generally have higher gross margins, than its indirect channels.  As a result, the Company’s gross margin and operating margin percentages as well as overall profitability may be adversely impacted as a result of a shift in product, geographic, or channel mix, or new product announcements, including the transition to Intel-based Macintosh computers. In addition, the Company generally sells more products during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer industry. This sales pattern can produce pressure on the Company’s internal infrastructure during the third month of a quarter and may adversely impact the Company’s ability to predict its financial results accurately. Furthermore, the Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to other quarters in the fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components suppliers, or manufacturing partners, can have significant adverse impacts on the Company and its results of operations and financial condition.

The Company has higher research and development and selling, general and administrative costs, as a percentage of revenue, than many of its competitors.

The Company’s ability to compete successfully and maintain attractive gross margins and revenue growth is heavily dependent upon its ability to ensure a continuing and timely flow of innovative and competitive products and technologies to the marketplace. As a result, the Company generally incurs higher research and development costs as a percentage of revenue than its competitors who sell personal computers based on other operating systems. Many of these competitors seek to compete aggressively on price and maintain very low cost structures. Further, as a result of the expansion of the Company’s Retail segment and costs associated with marketing the Company’s brand including its unique operating system, the Company incurs higher selling costs as a percentage of revenue than many of its competitors. If the Company is unable to continue to develop and sell innovative new products with attractive gross margins, its results of operations may be materially adversely affected by its operating cost structure.

The Company is exposed to credit risk on its accounts receivable and prepayments related to long-term supply agreements. This risk is heightened during periods when economic conditions worsen.

The Company distributes its products through third-party computer resellers and retailers and directly to certain educational institutions and commercial customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company also has unsecured non-trade receivables from certain of its manufacturing vendors resulting from the sale by the Company of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has entered into long-term supply agreements to secure supply of NAND flash-memory and has prepaid a total of $1.25 billion under these agreements.  While the Company has procedures in place to monitor and limit exposure to credit risk on its trade and non-trade receivables as well as long-term prepayments, there can be no assurance that such procedures will be effective in limiting its credit risk and avoiding losses. Additionally, if the global economy and regional economies fail to improve or continue to deteriorate, it becomes more likely that the Company will incur a material loss or losses as a result of the weakening financial condition of one or more of its customers or manufacturing vendors.

The Company’s success depends largely on its ability to attract and retain key personnel.

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including its Chief Executive Officer, members of its executive team, and those in technical, marketing and staff positions. Experienced personnel in the information technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company’s key employees are located. The Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Recent accounting regulations requiring the expensing of stock options have resulted in increased stock-based compensation expense, which may cause the Company to reduce the amount of stock-based awards issued to employees. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

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

Further information related to the Company’s global market risks may be found in Part II, Item 7A of the 2005 Form 10-K for the year ended September 24, 2005 under the subheading “Foreign Currency Risk” and may be found in Part II, Item 8 of the 2005 Form 10-K for the year ended September 24, 2005 at Notes 1 and 2 of Notes to Consolidated Financial Statements.

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

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant effect on the Company’s results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS No. 123R, which the Company adopted in the first quarter of 2006.  In the first quarter of 2006, stock-based compensation expense reduced diluted earnings per common share by approximately $0.03. Although the effect from the adoption of SFAS No. 123R is expected to continue to have a material impact on the Company’s results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

Changes in the Company’s tax rates could affect its future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or by changes in tax laws or their interpretation.  In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse affect on the Company’s results of operations and financial condition.

The Company’s stock price may be volatile.

The Company’s stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. The stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to the operating performance of these companies. Furthermore, the Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline. These factors, including lack of positive general economic and political conditions and investors’ concerns regarding the credibility of corporate financial reporting and integrity of financial markets, may materially adversely affect the market price of the Company’s stock in the future. In addition, increases in the Company’s stock price may result in greater dilution of earnings per share.

For a discussion of these and other factors affecting the Company’s future results and financial condition, see Item 7, “Management’s Discussion and Analysis - Factors That May Affect Future Results and Financial Condition” and Item 1, “Business” in the Company’s 2005 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk profile has not changed significantly from that described in the 2005 Form 10-K.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments.  As of December 31, 2005, approximately $172 million of the Company’s short-term investments had underlying maturities ranging from one to five years.  The remainder all had underlying maturities between three and 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first quarter of 2006 or 2005 related to such sales.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined  in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first quarter of  2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the first quarter of 2006 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

Allen v. Apple Computer, Inc.

On January 28, 2005 a plaintiff, filed a purported nationwide class action in Los Angeles Superior Court alleging that a defect in the Company’s 17-inch Studio Display monitors results in dimming of half of the screen and constant blinking of the power light. Plaintiff filed an amended complaint on October 24, 2005, adding additional named plaintiffs and expanding the alleged class to include purchasers of the 20-inch Apple Cinema Display and the 23-inch Apple Cinema HD Display.  The amended complaint alleges that the displays have a purported defect that causes dimming of one-half of the screen, and that the Company misrepresented the quality of the displays and/or concealed the purported defect.  Plaintiffs assert claims under California Business & Professions Code §17200 (unfair competition); California Business & Professions Code §17500 (false advertising) and the Consumer Legal Remedies Act.  The amended complaint seeks remedies including damages and equitable relief.  On November 14, 2005, the Company filed an answer to the amended complaint as to the allegations regarding the 17-inch display and a demurrer/motion to strike as to the allegations regarding the 20-inch and 23-inch displays on the ground that plaintiffs failed to allege that they purchased those displays.  At a status conference on November 1, 2005, the Court ordered Plaintiffs to amend their complaint.   Plaintiff filed an amended complaint on December 12, 2005, and the Company answered on January 5, 2006 denying all allegations and asserting numerous affirmative defenses. The case is in discovery.

Apple Computer, Inc. v. Burst.com. Inc

The Company filed an action for declaratory judgment against Defendant Burst.com, Inc. on January 4, 2006. The Company seeks declaratory judgment that U.S. Patent Nos. 4,963,995, 5,164,839, and 5,995,705 are invalid and not infringed by the Company.  The patents allegedly relate to methods and devices used for “burst” transmission of audio or video files.  Burst.com has claimed that iTunes, iTunes Music Store, iPod, Airport Express, and Quicktime infringe the patents.

Apple Corps Ltd. v. Apple Computer, Inc.; Apple Computer, Inc. v. Apple Corps Ltd.

Plaintiff Apple Corps filed this action on July 4, 2003 in the High Court of Justice, Chancery Division, in London alleging that the Company has breached a 1991 agreement that resolved earlier trademark litigation between the parties regarding use of certain Apple marks. Plaintiff seeks an injunction, unspecified damages, and other relief. The Company filed a motion on October 13, 2003, challenging jurisdiction in the U.K.  The Court denied this motion on April 7, 2004. The Company filed an appeal of the Court’s decision but subsequently withdrew the appeal.  In November 2004, Plaintiff served the Company with an Amended Bill of Particulars and on December 23, 2004, the Company filed a Defence. On November 24, 2005, Plaintiff filed a Re-Amended Bill of Particulars and the Company filed its Defence on December 16, 2005.  Trial is set for the week of March 27, 2006.

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

Bader v. Anderson; Bader v. Apple Computer, Inc. et. al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions, and violations of California Businesses and Professions Code §17200 (unfair competition). Plaintiff alleges that the Company’s March 14, 2005, proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brings suit on the Company’s behalf, has made no demand on the Board of Directors and alleges that such demand is excused. Plaintiff seeks injunctive and other relief for purported injury to the Company. On July 27, 2005, Plaintiff filed an amended complaint alleging that, in addition to the purported derivative claims, adoption of the bonus plan and distribution of the proxy statement describing that plan also inflicted injury on her directly as an individual shareholder. Defendants filed a demurrer. On January 10, 2006, the court sustained defendants’ demurrer and gave the Plaintiff 30 days to amend her complaint.

Baghdasarian, et al. v. Apple Computer, Inc.

Plaintiffs filed this action in Los Angeles County Superior Court on October 31, 2005, on behalf of a purported nationwide class of all purchasers of all Apple wireless products (router, modem, or adaptor) sold at any time.  The complaint alleges that the Company misrepresented the transmission rates of these products.  The complaint alleges causes of action for breach of express warranty and for violations of the Consumer Legal Remedies Act, California Business & Professions Code §17200 (unfair competition) and California Business & Professions Code §17500 (false advertising).  The complaint seeks damages and equitable remedies.  The Company filed an answer denying all allegations and asserting numerous affirmative defenses to the complaint on December 15, 2005.

Birdsong v. Apple Computer, Inc. (filed January 30, 2006, United States District Court for the Western District of Louisiana); Patterson v. Apple Computer, Inc. (filed January 31, 2006, United States District Court for the Northern District of California)

These federal court complaints allege that the Company's iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users.  The Birdsong action was brought on behalf of a purported Louisiana class of iPod purchasers and alleges violations of the Louisiana Products Liability Act, breaches of implied warranties, unjust enrichment and negligent misrepresentation.  The Patterson action was brought on behalf of a purported class of all iPod purchasers within the four year period before January 31, 2006.  That action alleges breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), California Civil Code §1750 (Consumer Legal Remedies Act), breaches of express and implied warranties, negligent misrepresentation and unjust enrichment. The Company has not yet been served with these actions and the Company’s responses to these complaints are not yet due.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act (CLRA) regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties.  Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract, and violation of the Song Beverly Act.  Plaintiffs requested unspecified damages and other relief.  On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. On May 2, 2005, Plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business and Professions Code §16700 et seq.) and a claim for false advertising. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted Plaintiffs leave to amend and they filed an amended complaint on December 29, 2005.  Plaintiffs’ amended complaint adds three additional plaintiffs and alleges many of the same factual claims as the previous complaints such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple Retail stores.   Plaintiffs continue to assert causes of action for unfair competition (§17200), violations of the CLRA, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act and allege new causes of action for fraud, conversion and breach of the implied covenant of good faith and fair dealing.  The Company filed a demurrer to the amended complaint on January 31, 2006.

Butzer, et al., v. Apple Computer, Inc./Wirges v. Apple Computer, Inc.

Plaintiffs filed the Butzer action on August 23, 2005, in the United States District Court for the Northern District of California, San Jose Division, on behalf of a purported nationwide class of all purchasers of the Company’s PowerBook G4 portable computers.  The complaint alleges defects in the memory of the computers.  The complaint alleges that this purported defect extends to other series of the Company’s portables and states that plaintiffs reserve the right to amend the complaint to include these other series.  Plaintiffs assert claims for alleged violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act and the Song-Beverly Consumer Warranty Act.  The complaint seeks remedies including restitution and/or damages and injunctive relief.  The Wirges action was filed on January 20, 2006 in the United State District Court for the Eastern District of Arkansas, also on behalf of a purported nationwide class, and makes similar allegations. Plaintiffs assert claims for breach of warranties, violation of Magnuson–Moss Act, strict products liability and unjust enrichment. The complaint seeks restitution, damages and other remedies. The Company filed an answer to the Butzer complaint on October 19, 2005 denying the material allegations and asserting numerous affirmative defenses.  A class certification hearing is set for June 23, 2006. The case is in discovery. The Company’s response to the Wirges action is not yet due.

Cagney v. Apple Computer, Inc.

Plaintiff filed this purported class action on January 9, 2004 in Los Angeles County Superior Court, alleging improper collection of sales tax in transactions involving mail-in rebates. The complaint alleged violations of California Business and Professions Code §17200 (unfair competition) and sought restitution and other relief. The Company filed an answer on February 20, 2004, denying all allegations and asserting numerous affirmative defenses. The Company filed a motion to disqualify Plaintiff’s counsel, which the Court denied. The Company filed a petition for a writ of mandate with respect to this ruling and the Court of Appeal issued an order to show cause as to why the writ should not issue. Plaintiff’s lead counsel subsequently withdrew.  On February 17, 2005 the Court of Appeal ruled that the trial court abused its discretion in failing to grant the Company’s motion to disqualify and ordered the trial court to disqualify both of Plaintiff’s law firms upon remand. The trial court issued the disqualification order on May 12, 2005. On May 9, 2005 Plaintiff substituted new counsel. The Company has obtained an opinion on the tax issue from the State Board of Equalization. The parties have reached a settlement and the matter is concluded. Settlement of this case did not have a material effect on the Company’s financial position or results of operation.

Clark v. Apple Computer, Inc.

Plaintiff filed this purported class action on February 2, 2005 in Santa Clara County Superior Court alleging defects in the Company’s “yo-yo” power adapters.  Plaintiffs requested unspecified damages and other relief.  The parties reached a tentative settlement in this matter.  The Court granted preliminary approval of the settlement on April 19, 2005 and on January 10, 2006, the Court gave final approval of the settlement.  The matter is concluded. Settlement of this matter did not have a material effect on the Company’s financial position or results of operation.

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

On July 2, 2004, the Company and several other defendants in the Texas action filed a lawsuit in the United States District Court in Delaware against Compression Labs, Inc. and two other companies, requesting a declaratory judgment of non-infringement, invalidity, implied license, and unenforceability with respect to the ‘672 patent.  Additional actions regarding this patent have been filed in other jurisdictions. On February 16, 2005, the Panel on Multi-District Litigation (MDL) granted a petition filed by certain defendants, seeking coordination and transfer of all of these cases to one court for pre-trial proceedings. The MDL Panel has transferred all of the cases to the Northern District of California. The defendants in the Texas and Delaware actions had filed motions to dismiss prior to the transfer and both motions are still pending. A Markman hearing is set for February 13, 2006.

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

Craft v. Apple Computer, Inc. (filed December 23, 2003, Santa Clara County Superior Court); Chin v. Apple Computer, Inc. (filed December 23, 2003, San Mateo County Superior Court); Hughes v. Apple Computer, Inc. (filed December 23, 2003, Santa Clara County Superior Court); Westley v. Apple Computer, Inc. (filed December 26, 2003, San Francisco County Superior Court); Keegan v. Apple Computer, Inc. (filed December 30, 2003, Alameda County Superior Court); Wagya v. Apple Computer, Inc. (filed February 19, 2004, Alameda County Superior Court); Yamin v. Apple Computer, Inc. (filed February 24, 2004, Los Angeles County Superior Court); Kieta v. Apple Computer, Inc. (filed July 8, 2004, Alameda County Superior Court); Mosley v. Apple Computer, Inc. (filed June 23, 2004, Westchester County, NY)

Eight separate plaintiffs filed purported class action cases in various California courts alleging misrepresentations by the Company relative to iPod battery life. The complaints include causes of action for violation of California Business and Professions Code §17200 (unfair competition), the Consumer Legal Remedies Action and claims for false advertising, fraudulent concealment, and breach of warranty. The complaints sought unspecified damages and other relief. The cases were consolidated in San Mateo County and Plaintiffs thereafter filed a consolidated complaint.  On August 25, 2004, the Company filed an answer denying all allegations and asserting numerous affirmative defenses.  A similar complaint relative to iPod battery life, Mosley v. Apple Computer, Inc., was filed in Westchester County, New York on June 23, 2004 alleging violations of New York General Business Law Sections 349 (unfair competition) and 350 (false advertising).  This case was stayed.  The parties reached a tentative settlement of all cases, and the court granted preliminary approval of the settlement on May 20, 2005. The court entered an order granting final approval to the settlement on August 25, 2005. An appeal challenging the trial court’s approval of the settlement was filed on October 24, 2005, but was subsequently withdrawn. The settlement is now final. Settlement of this matter will not have a material effect on the Company’s financial position or results of operations.

A similar complaint related to the iPod battery life, Lenzi v. Apple Canada, Inc. was filed in Montreal, Quebec, Canada, on June 7, 2005, seeking authorization to institute a class action on behalf of Generations 1, 2 and 3 iPod owners in Quebec. On February 2, 2006, the Court dismissed plaintiff’s motion for authorization to institute a class action (motion for certification).

Two similar complaints relative to iPod battery life, Wolfe v. Apple and Hirst v. Apple, were filed in Toronto, Ontario, Canada on August 15, 2005 and September 12, 2005, respectively.   Both actions define the purported class as a national class consisting of all persons in Canada who have purchased or who own an iPod.   A motion for certification of the class proceeding has been scheduled for the Spring of 2006.

Davis v. Apple Computer, Inc.

Plaintiff filed this purported class action in San Francisco County Superior Court on December 5, 2002, alleging that the Company engaged in unfair and deceptive business practices relating to its AppleCare Extended Service and Warranty Plan. Plaintiff asserts causes of action for violation of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), breach of the Song-Beverly Warranty Act, intentional misrepresentation and concealment. Plaintiff requests unspecified damages and other relief. The Company filed a demurrer and motion to strike which were granted, in part, and Plaintiff filed an amended complaint. The Company filed an answer on April 17, 2003 denying all allegations and asserting numerous affirmative defenses. Plaintiff subsequently amended its complaint. On October 29, 2003, the Company filed a motion to disqualify Plaintiff’s counsel in his role as counsel to the purported class and to the general public. The Court granted the motion but allowed Plaintiff to retain substitute counsel. Plaintiff did engage new counsel for the general public, but not for the class. The Company moved to disqualify Plaintiff’s new counsel and to have the Court dismiss the general public claims for equitable relief. The Court declined to disqualify Plaintiff’s new counsel or to dismiss the equitable claims, but did confirm that the class action claims are dismissed. The Company appealed the ruling and the case was stayed pending the outcome of the appeal. The Court of Appeal denied the appeal on August 17, 2005, affirming the trial court’s decision. The Company filed a Petition for review with the California Supreme Court, which was denied on November 23, 2005.

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

Gillis et al. v. Apple Computer, Inc.

Plaintiffs filed this purported class action on December 23, 2005 in San Diego County Superior Court alleging that the Company has misrepresented the hard drive capacity of two Powerbook G4 computers: the 12 inch, 1.5 GHz computer with 512 MB of memory and a 100GB hard drive; and the 15 inch, 1.67 GHz computer with 1GB of memory and 100GB hard drive. Plaintiffs allege that the Company’s standard disclosure on its packaging regarding hard drive size was not present on the packaging for these two models. The complaint alleges violations of the California Business & Profession Code sections §17200 (unfair competition), California Business & Profession Code §17500 (false advertising), the Consumer Legal Remedies Act, and causes of action for deceit and negligent misrepresentation. Plaintiffs seek restitution and other relief.  The Company’s response is not yet due.

Gobeli Research Ltd. v. Apple Computer, Inc., et al.

Plaintiff Gobeli Research Ltd. filed this patent infringement action against the Company and Sun Microsystems, Inc. on April 15, 2004 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. patent 5,418,968 related to a “System and Method of Controlling Interrupt Processing.” Plaintiff alleged that the Company’s Mac OS 9 and Mac OS X operating systems infringe Plaintiff’s patent. Plaintiff sought unspecified damages and other relief. The Company filed an answer on June 9, 2004, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims requesting declaratory judgment of non-infringement and invalidity.  A Markman hearing took place August 9, 2005, and the Court issued a ruling on August 26, 2005 invalidating one of Plaintiff’s two claims.  On October 18, 2005, a Stipulation entered into by the parties was filed removing Mac OS 9 from the case. The case settled and was dismissed on January 13, 2006. Settlement of this matter did not have a material effect on the Company’s financial position or results of operations.

Goldberg, et al. v. Apple Computer, Inc., et al. (f.k.a. “Dan v. Apple Computer, Inc.”)

Plaintiffs filed this purported class action on September 22, 2003 in Los Angeles County Superior Court against the Company and other members of the computer industry on behalf of an alleged nationwide class of purchasers of certain computer hard drives. The case alleges violations of California Business and Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act and false advertising related to the size of the drives. Plaintiffs allege that calculation of hard drive size using the decimal method misrepresents the actual size of the drive. The complaint seeks restitution and other relief. Plaintiff filed an amended complaint on March 30, 2004 and the Company filed an answer on September 23, 2004, denying all allegations and asserting numerous affirmative defenses.  Defendants filed a motion to strike portions of the complaint based on sales by resellers and filed a motion for judgment on the pleadings based upon Proposition 64.  The Court granted both motions at a hearing on April 6, 2005.  Plaintiff thereafter filed an amended complaint on May 6, 2005. The Defendants filed a demurrer on June 6, 2005, which was heard on August 22, 2005. The Court granted the demurrer in part and denied it in part. Plaintiff filed an amended complaint and the Company filed an answer on December 15, 2005 denying all allegations and asserting numerous assertive defenses.

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. patent 5,280,371 entitled “Directional Diffuser for a Liquid Crystal Display.” Plaintiffs seek unspecified damages and other relief.  The Company filed an answer on December 21, 2004 denying all material allegations and asserting numerous affirmative defenses. The Company has tendered the case to several suppliers. On May 18, 2005 the Court stayed the case against the Company and the other supplier defendants.  Plaintiffs filed an amended complaint on November 7, 2005 adding additional defendants and expanding the scope of the accused products.  Given the stay, the Company’s response to the amended complaint is not yet due.

MacTech Systems v. Apple Computer, Inc.; Macadam v. Apple Computer, Inc.; Computer International, Inc. v. Apple Computer, Inc.; Elite Computers and Software, Inc. v. Apple Computer, Inc.; The Neighborhood Computer Store v. Apple Computer, Inc.  MacAccessory Center, Inc. v. Apple Computer, Inc.; MacAccessory Center, Inc. v. Apple Computer, Inc. (all in Santa Clara County Superior Court)

Six resellers filed similar lawsuits against the Company between late 2002 and early 2005 for various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. Plaintiffs request unspecified damages and other relief. The Company answered the Computer International complaint on November 12, 2003, denying all allegations and asserting numerous affirmative defenses. The Company filed an answer in the Macadam case on December 3, 2004 denying all allegations and asserting numerous defenses.   Three of the other plaintiffs filed amended complaints on February 7, 2005, and on March 16, 2005 the Company filed answers to these claims denying all allegations and asserting numerous affirmative defenses.   A sixth Plaintiff, MacAccessory Center, filed a complaint on February 23, 2005.  The Company filed an answer to this complaint on April 20, 2005 denying all allegations and asserting numerous affirmative defenses.  All of these cases with the exception of Macadam are in discovery and are coordinated (along with the Branning class action) in Santa Clara Superior Court. The cases (except Branning) are set for trial on November 27, 2006.  On December 19, 2005, Tom Santos, Macadam’s principal and an original plaintiff in the Macadam case, filed a Fifth Amended Complaint on his own behalf (not on behalf of Macadam) alleging fraud, violations of California Business & Professional Code §17200 (unfair competition), California Business & Professional Code §17500 (false advertising) and the Consumer Legal Remedies Act. The Company filed a demurrer to Santos’ amended complaint and a special motion to strike the defamation cause of action on January 20, 2006. A hearing is scheduled for February 17, 2006. The Company also filed a cross complaint against Santos on January 20, 2006 alleging violations of California Business & Professional Code §17200, fraud and deceit, breach of contract, and violation of California Penal Code §502.

On October 1, 2003, one of the reseller Plaintiffs, Macadam, was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied. The Court denied Macadam’s motion for a preliminary injunction on December 19, 2003.   On December 6, 2004 Macadam filed for Chapter 11 Bankruptcy in the Northern District of California, which placed a stay on the litigation as to Macadam only.  The Company filed a claim in the bankruptcy proceedings on February 16, 2005.  The Macadam bankruptcy case was converted to Chapter 7 (liquidation) on April 29, 2005. The Company has reached a tentative settlement of the Macadam case with the Chapter 7 Bankruptcy Trustee. The parties await approval of that settlement by the Bankruptcy Court.

Macsolutions Inc. v. Apple Computer, Inc.

Plaintiff Macsolutions, Inc., an Apple authorized reseller, filed this lawsuit against the Company on January 20, 2006 alleging breach of contract, fraud, misappropriation of trade secrets, intentional interference with economic advantage, violation of the Cartwright Act, violation of California Business & Professions Code §17200 (unfair business practices) and fraudulent concealment. The factual allegations in this complaint are similar to those in the six other reseller cases and the Branning class action. Principally, Plaintiffs allege that the Company has treated Macsolutions unfairly compared to other resellers, that the Company has competed unfairly in opening the Apple Retail stores, and has allegedly sold used goods as new. The Company's response is not yet due.

Premier International Associates LLC v. Apple Computer, Inc.

Plaintiff Premier International Associates LLC filed this action on November 3, 2005 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patents 6,243,725 and 6,763,345 both entitled “List Building System.”  The complaint seeks unspecified damages and other relief.   The Company filed an answer on January 13, 2006 denying all material allegations and asserting numerous affirmative defenses.  The Company also asserted counter claims for a declaratory judgment of noninfringement and invalidity.

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

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, seeking authorization to institute a class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004 but later declared invalid by the Canadian Court. A class certification hearing took place January 13, 2006 and the Company awaits a ruling. The Company is in the process of completing a refund program for this levy.

Teleshuttle Technologies, LLC and BTG International Inc. v. Microsoft Corporation and Apple Computer, Inc.

Plaintiffs filed this case on July 20, 2004 in United States District Court for the Northern District of California alleging infringement of U.S. patent 6,557,054, entitled “Method and System for Distributing Updates by Presenting Directory of Software Available for User Installation That is Not Already Installed on User Station.” Plaintiffs filed an amended complaint on September 7, 2004, adding a second patent, U.S. patent 6,769,009 entitled “Method and System for Selecting a Personalized Set of Information Channels.” Plaintiffs seek unspecified damages and other relief. The Company filed an answer on October 18, 2004, denying all material allegations and asserting numerous affirmative defenses. On August 22, 2005, the Company filed an amended answer to add charges of inequitable conduct. The case is in discovery.  Markman briefing is completed. A technology tutorial and Markman hearing are scheduled for March 2006.

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

Wimmer v. Apple Computer, Inc. (originally filed as Tomczak v. Apple Computer, Inc. on October 19, 2005 in the United States District Court for the Northern District of California, San Jose Division; amended complaint filed October 26, 2005); Moschella, et al., v. Apple Computer, Inc. (filed October 26, 2005 United States District Court for the Northern District of California, San Jose Division); Calado, et al. v. Apple Computer, Inc. (filed October 26, 2005, Los Angeles County Superior Court); Kahan, et al., v. Apple Computer, Inc. (filed October 31, 2005, United States District Court for the Southern District of New York); Jennings, et al., v. Apple Computer, Inc. (filed November 4, 2005, United States District Court for the Northern District of California, San Jose Division); Rappel v. Apple Computer, Inc. (filed on November 23, 2005, United States District Court for the District of New Jersey); Mayo v. Apple Computer, Inc. (filed on December 7, 2005, United States District Court for the Middle District of Louisiana); Valencia v. Apple Computer, Inc. (filed on December 22, 2005, United States District Court for the Northern District of California); Williamson v. Apple Computer, Inc. (filed on December 29, 2005, United States District Court for the Middle District of Louisiana)

These federal and state court complaints allege that the Company’s iPod nano was defectively designed so that it scratches excessively during normal use, rendering the screen unreadable.  The Wimmer and Moschella actions were brought on behalf of purported nationwide classes of iPod nano purchasers, with the exception of California purchasers, and allege violations of the consumer protection, express and implied warranty statutes of each state covered by the putative class definition, as well as negligent misrepresentation and unjust enrichment under the common laws of these jurisdictions. The Calado action was brought on behalf of a purported California class of iPod nano purchasers and asserts claims for alleged violation of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act (CLRA), breaches of express and implied warranties, negligent misrepresentation and unjust enrichment. The Jennings action was brought on behalf of a purported class of all iPod nano purchasers outside of the United States, based upon alleged violations of the same California statutes as in the Calado complaint.  The Kahan action was brought on behalf of a purported New York class of iPod nano purchasers and alleges claims under the New York unfair competition law, breach of express warranty and unjust enrichment. The Rappel complaint is filed on behalf of a purported New Jersey class of purchasers and alleges claims under the New Jersey Consumer Fraud Acts and for breach of warranty and unjust enrichment.  The Mayo and Williamson complaints were both brought on behalf of a Louisiana class of purchasers, and allege breach of warranties, unjust enrichment and violations of the Louisiana Products Liability Act. The Valencia complaint was brought on behalf of a worldwide class of purchasers and alleges breach of warranties, fraudulent concealment, violations of California’s Business & Professions Code §17200 and §17500 and the CLRA, negligent misrepresentation and unjust enrichment. The complaints seek damages and various other remedies.  The Company’s responses to these complaints are not yet due. The Company filed a motion for transfer and consolidation before Judicial Panel on Multi-District Litigation (MDL) to have all of the federal cases transferred to the Northern District of California and consolidated for pre-trial purposes. The motion is unopposed and the Company awaits a ruling. Five of the actions are stayed pending a ruling on the Company’s MDL motion. The Company is seeking stays in the remaining actions.

Two similar complaints, Carpentier v. Apple Canada, Inc., and Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc. were filed in Montreal, Quebec, Canada, on October 27, 2005 and November 9, 2005, respectively, seeking authorization to institute class actions on behalf of iPod nano purchasers in Quebec.  A similar complaint, Mund v. Apple Canada Inc. and Apple Computer, Inc., was filed in Ontario, Canada on January 9, 2006 seeking authorization to institute a class action on behalf of iPod nano purchasers in Canada.

Union Federale des Consummateurs - Que Choisir v. Apple Computer France S.A.R.L. and iTunes S.A.R.L.

Plaintiff, a consumer association in France, filed this complaint on February 9, 2005 alleging that the above-listed entities are violating consumer law by (1) omitting to mention that the iPod is allegedly not compatible with music from online music services other than the iTunes Music Store and that the music from the iTunes Music Store is only compatible with the iPod and (2) allegedly tying the sales of iPods to the iTunes Music Store and vice versa.  Plaintiff seeks damages, injunctive relief and other relief. The first hearing on the case took place on May 24, 2005. The Company’s response to the complaint was served on November 8, 2005.

Item 6. Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed Herewith

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through June 7, 2004.	10-Q	6/26/04
3.4	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05
4.2	Indenture dated as of February 1, 1994, between the Company and Morgan Guaranty Trust Company of New York.	10-Q	4/01/94
4.3	Supplemental Indenture dated as of February 1, 1994, among the Company, Morgan Guaranty Trust Company of New York, as resigning trustee, and Citibank, N.A., as successor trustee.	10-Q	4/01/94
4.5	Form of the Company’s 6 1/2% Notes due 2004.	10-Q	4/01/94
4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.	S-3	8/28/96
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97
10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 21, 2005.	10-Q	3/26/05
10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97

10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98
10.A.51	2003 Employee Stock Plan, as amended through November 9, 2005.	10-K	9/24/05
10.A.52	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02
10.A.53	Option Cancellation and Restricted Stock Award Agreement dated as of March 19, 2003 by and between The Registrant and Steven P. Jobs.	10-Q	6/28/03
10.A.54	Form of Restricted Stock Unit Award Agreement.	10-Q	3/27/04
10.A.54-1	Alternative Form of Restricted Stock Unit Award Agreement.	10-K	9/24/05
10.A.55	Apple Computer, Inc. Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05
10.A.56	Form of Election to Satisfy Tax Withholding with Stock.	8-K	8/15/05
10.A.57	Form of Option Agreements.	10-K	9/24/05
10.B.18*	Custom Sales Agreement effective October 21, 2002 between the Registrant and International Business Machines Corporation.	10-K	9/27/03
10.B.19*	Purchase Agreement effective August 10, 2005 between the Registrant and Freescale Semiconductor, Inc.	10-K	9/24/05
14.1	Code of Ethics of the Company.	10-K	9/27/03
31.1	Rule13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.			X
31.2	Rule13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.			X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.			X

* Confidential treatment requested as to certain portion of this exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 2, 2006	APPLE COMPUTER, INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and
Chief Financial Officer