Form 10-Q
period 2006-04-01
APPLE COMPUTER INC
filed 2006-05-05
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

or

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

850,508,144 shares of common stock issued and outstanding as of April 26, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005

Net sales	$4,359	$3,243	$10,108	$6,733
Cost of sales (1)	3,062	2,275	7,247	4,769
Gross margin	1,297	968	2,861	1,964
Operating expenses:
Research and development (1)	176	119	358	242
Selling, general, and administrative (1)	592	447	1,224	917

Total operating expenses	768	566	1,582	1,159

Operating income	529	402	1,279	805

Other income and expense	76	33	157	59

Income before provision for income taxes	605	435	1,436	864

Provision for income taxes	195	145	461	279

Net income	$410	$290	$975	$585

Earnings per common share:
Basic	$0.49	$0.36	$1.17	$0.73
Diluted	$0.47	$0.34	$1.11	$0.69

Shares used in computing earnings per share (in thousands):
Basic	840,910	808,172	835,658	798,602
Diluted	878,537	857,011	875,725	848,553

	Three Months Ended		Six Months Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005
(1) Stock-based compensation expense was allocated as follows:
Cost of sales	$5	$1	$10	$1
Research and development	$13	$1	$28	$3
Selling, general, and administrative	$24	$8	$48	$16

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	April 1, 2006	September 24, 2005

ASSETS:

Current assets:
Cash and cash equivalents	$6,346	$3,491
Short-term investments	1,880	4,770
Accounts receivable, less allowances of $48 and $46, respectively	861	895
Inventories	204	165
Deferred tax assets	459	331
Other current assets	1,536	648
Total current assets	11,286	10,300
Property, plant and equipment, net	1,005	817
Goodwill	69	69
Acquired intangible assets, net	41	27
Other assets	1,510	338
Total assets	$13,911	$11,551

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$2,108	$1,779
Accrued expenses	2,348	1,705
Total current liabilities	4,456	3,484
Non-current liabilities	773	601
Total liabilities	5,229	4,085

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 849,188,157 and 835,019,364 shares issued and outstanding, respectively	4,014	3,521
Deferred stock compensation	—	(60)
Retained earnings	4,673	4,005
Accumulated other comprehensive income (loss)	(5)	—
Total shareholders’ equity	8,682	7,466
Total liabilities and shareholders’ equity	$13,911	$11,551

See accompanying notes to condensed consolidated financial statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	April 1, 2006	March 26, 2005

Cash and cash equivalents, beginning of the period	$3,491	$2,969

Operating Activities:
Net income	975	585
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	102	82
Stock-based compensation expense	86	20
Provision for deferred income taxes	83	13
Excess tax benefits from stock options	—	275
Loss on disposition of property, plant, and equipment	3	4
Changes in operating assets and liabilities:
Accounts receivable	34	(114)
Inventories	(39)	(63)
Other current assets	(892)	(116)
Other assets	(1,195)	(56)
Accounts payable	329	322
Other liabilities	672	359
Cash generated by operating activities	158	1,311
Investing Activities:
Purchases of short-term investments	(3,792)	(5,304)
Proceeds from maturities of short-term investments	6,683	2,750
Proceeds from sales of short-term investments	—	242
Purchases of property, plant, and equipment	(275)	(101)
Other	(61)	(19)
Cash generated by (used for) investing activities	2,555	(2,432)
Financing Activities:
Proceeds from issuance of common stock	212	406
Excess tax benefits from stock-based compensation	283	—
Repurchases of common stock	(353)	—
Cash generated by financing activities	142	406
Increase (decrease) in cash and cash equivalents	2,855	(715)
Cash and cash equivalents, end of the period	$6,346	$2,254

Supplemental cash flow disclosure:

Cash paid for income taxes, net	$84	$47

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 24, 2005, included in its Annual Report on Form 10-K (the 2005 Form 10-K).

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

In the fourth quarter of 2004, the Company began incurring substantial development costs associated with Mac OS X version 10.4 Tiger subsequent to achievement of technological feasibility as evidenced by public demonstration in August 2004 and the subsequent release of a developer beta version of the product. During the first and second quarters of 2005, the Company capitalized approximately $14.8 million and $14.7 million, respectively, of costs associated with the development of Tiger. In accordance with SFAS No. 86, amortization of this asset to cost of sales began in April 2005 when the Company began shipping Tiger and is being recognized on a straight-line basis over a three-year estimated useful life.

Stock-Based Compensation

On September 25, 2005, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on September 25, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to September 25, 2005 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recorded incremental stock-based compensation expense of $26 million and $58 million during the second quarter and first six months of 2006, respectively, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the condensed consolidated statement of cash flows.

No stock-based compensation costs were capitalized as part of the cost of an asset as of April 1, 2006. The income tax benefit related to stock-based compensation expense was $12 million and $26 million for the three and six-month periods ended April 1, 2006, respectively. As of April 1, 2006, $400 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 2.55 years.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six-month periods ended March 26, 2005 (in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	3/26/05	3/26/05

Net income - as reported	$290	$585

Add: Stock-based employee compensation expense included in reported net income, net of tax	9	18
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(27)	(56)

Net income - pro forma	$272	$547

Net income per common share - as reported
Basic	$0.36	$0.73
Diluted	$0.34	$0.69

Net income per common share - pro forma
Basic	$0.34	$0.68
Diluted	$0.32	$0.64

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended		Six Months Ended
	4/1/06	3/26/05	4/1/06	3/26/05

Numerator (in millions):

Net income	$410	$290	$975	$585

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	840,910	808,172	835,658	798,602
Effect of dilutive options, restricted stock units, and restricted stock	37,627	48,839	40,067	49,951

Denominator for diluted earnings per share	878,537	857,011	875,725	848,553

Basic earnings per share	$0.49	$0.36	$1.17	$0.73

Diluted earnings per share	$0.47	$0.34	$1.11	$0.69

Potentially dilutive securities representing approximately 1.5 million and 0.9 million shares of common stock for the quarters ended April 1, 2006 and March 26, 2005, respectively, and 3.3 million and 1.1 million shares of common stock for the six months ended April 1, 2006 and March 26, 2005, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include stock options, restricted stock units, and restricted stock.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of April 1, 2006, and September 24, 2005 (in millions):

	4/1/06	9/24/05

Cash	$477	$127

U.S. Treasury and Agency securities	35	89
U.S. corporate securities	3,600	2,030
Foreign securities	2,234	1,245
Total cash equivalents	5,869	3,364

U.S. Treasury and Agency securities	437	216
U.S. corporate securities	1,232	3,662
Foreign securities	211	892
Total short-term investments	1,880	4,770

Total cash, cash equivalents, and short-term investments	$8,226	$8,261

The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit, and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized losses totaling $5.3 million on its investment portfolio, the majority of which related to investments with stated maturities less than one year as of April 1, 2006, and net unrealized losses of $5.9 million on its investment portfolio, approximately half of which related to investments with stated maturities less than one year as of September 24, 2005.

As of April 1, 2006 and September 24, 2005, approximately $76 million and $287 million, respectively, of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years. The remaining short-term investments had maturities of 3 to 12 months.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at April 1, 2006 (in millions):

	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$390	$(1)	$52	$—	$442	$(1)
U.S. corporate securities	2,582	(2)	201	(2)	2,783	(4)
Foreign securities	777	—	29	(1)	806	(1)
Total	$3,749	$(3)	$282	$(3)	$4,031	$(6)

The unrealized losses on the Company’s investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities were caused primarily by changes in interest rates. The Company typically invests in highly rated securities with low probabilities of default. The Company’s investment policy requires investments to be rated single-A or better. Therefore, the Company considers the declines to be temporary in nature. As of April 1, 2006, the Company does not consider the investments to be other-than-temporarily impaired.

Market values were determined for each individual security in the investment portfolio. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange and interest rate risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. From time to time, the Company enters into interest rate derivative agreements to modify the interest rate profile of certain investments and debt. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of April 1, 2006, the Company had a net deferred gain associated with cash flow hedges of approximately $1 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the fourth quarter of fiscal 2006. As of the end of the second quarter of 2006, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of 2005.

Foreign Exchange Risk Management

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risk associated with existing assets and liabilities, certain firm commitments, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, or limited availability of appropriate hedging instruments.

Note 3  – Condensed Consolidated Financial Statement Details (in millions)

Other Current Assets

	4/1/06	9/24/05
Vendor non-trade receivables	$1,123	$417
NAND flash memory prepayments	97	—
Other current assets	316	231

Total other current assets	$1,536	$648

Property, Plant, and Equipment, Net

	4/1/06	9/24/05
Land and buildings	$485	$361
Machinery, equipment, and internal-use software	525	470
Office furniture and equipment	87	81
Leasehold improvements	634	569
	1,731	1,481

Accumulated depreciation and amortization	(726)	(664)

Total property, plant, and equipment, net	$1,005	$817

Other Assets

	4/1/06	9/24/05
Long-term NAND flash memory prepayments	$1,153	$—
Non-current deferred tax assets	134	183
Capitalized software development costs, net	29	38
Other assets	194	117

Total other assets	$1,510	$338

Accrued Expenses

	4/1/06	9/24/05
Deferred revenue - current	$634	$501
Accrued marketing and distribution	196	221
Accrued compensation and employee benefits	197	167
Accrued warranty and related costs	255	188
Deferred margin on component sales	350	26
Other current liabilities	716	602

Total accrued expenses	$2,348	$1,705

Non-Current Liabilities

	4/1/06	9/24/05
Deferred revenue - non-current	$300	$281
Deferred tax liabilities	460	308
Other non-current liabilities	13	12

Total non-current liabilities	$773	$601

Other Income and Expense

	Three Months Ended		Six Months Ended
	4/1/06	3/26/05	4/1/06	3/26/05
Interest income	$87	$39	$175	$67
Other expense, net	(11)	(6)	(18)	(8)

Other income and expense	$76	$33	$157	$59

Note 4 – Restructuring Actions

2004 and 2003 Restructuring Actions

The Company recorded total restructuring charges of approximately $23.0 million during 2004, including approximately $14.0 million in severance costs, $5.5 million in asset impairments, and a $3.5 million charge for lease cancellations in conjunction with the vacating of a leased sales facility related to a European workforce reduction during the fourth quarter of 2004. Of the $23.0 million charge, $20.7 million had been utilized by the end of the second quarter of 2006, with the remaining $2.3 million consisting of $0.2 million for employee severance benefits and $2.1 million for lease cancellations. These actions have resulted in the termination of 451 positions.

The following table summarizes activity associated with restructuring actions initiated during 2004 (in millions):

	Employee
	Severance	Asset	Lease
	Benefits	Impairments	Cancellations	Totals

Total charge	$14.0	$5.5	$3.5	$23.0
Total spending through April 1, 2006	(12.5)	—	(1.4)	(13.9)
Total non-cash items	—	(5.2)	—	(5.2)
Adjustments	(1.3)	(0.3)	—	(1.6)
Accrual at April 1, 2006	$0.2	$—	$2.1	$2.3

The Company recorded total restructuring charges of approximately $26.8 million during 2003, including approximately $7.4 million in severance costs, a $5.0 million charge to write off deferred compensation, $7.1 million in asset impairments and a $7.3 million charge for lease cancellations primarily related to the closure of the Company’s Singapore manufacturing operations during the first quarter of 2003. Of the $26.8 million charge, all had been utilized by the end of the second quarter of 2006, except for approximately $1.5 million related to operating lease costs on abandoned facilities.

The following table summarizes activity associated with restructuring actions initiated during 2003 (in millions):

	Employee	Deferred
	Severance	Compensation	Asset	Lease
	Benefits	Write-off	Impairments	Cancellations	Totals

Total charge	$7.4	$5.0	$7.1	$7.3	$26.8
Total spending through April 1, 2006	(7.9)	—	—	(5.3)	(13.2)
Total non-cash items	—	(5.0)	(7.1)	—	(12.1)
Adjustments	0.5	—	—	(0.5)	—
Accrual at April 1, 2006	$—	$—	$—	$1.5	$1.5

Note 5 – Shareholders’ Equity

Preferred Stock

The Company has five million shares of authorized preferred stock, none of which is outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Restricted Stock Units

The Company’s Board of Directors has granted restricted stock units to members of the Company’s senior management team, excluding its CEO. These restricted stock units generally vest over four years either at the end of the four-year service period, in two equal installments on the second and fourth anniversaries of the date of grant, or in equal installments on each of the first through fourth anniversaries of the grant date. Upon vesting, the restricted stock units will convert into an equivalent number of shares of common stock. The amounts of the restricted stock units expensed by the Company are based on the closing market price of the Company’s common stock on the date of grant and are amortized on a straight-line basis over the four-year requisite service period. The restricted stock units have been reflected in the calculation of diluted earnings per share utilizing the treasury stock method.

During the second quarter of 2006, 2.4 million of previously granted restricted stock units vested. A majority of these vested restricted stock units were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 954,079 was based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price of $59.96. Total payments for the employees’ tax obligations to the taxing authorities were approximately $57 million. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

CEO Restricted Stock Award

On March 19, 2003, the Company’s Board of Directors granted 10 million shares of restricted stock to the Company’s CEO that vested on March 19, 2006. The amount of the restricted stock award expensed by the Company was based on the closing market price of the Company’s common stock on the date of grant and was amortized on a straight-line basis over the three-year requisite service period.

Upon vesting during the second quarter of 2006, the restricted stock award was net-share settled such that the Company withheld shares with value equivalent to the CEO’s minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 4.6 million was based on the value of the restricted stock award on the vesting date as determined by the Company’s closing stock price of $64.66. The remaining shares net of those withheld were delivered to the Company’s CEO. Total payments for the CEO’s tax obligations to the taxing authorities were approximately $296 million. The net-share settlement had the effect of share repurchases by the Company as they reduced and retired the number of shares outstanding and did not represent an expense to the Company.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

During the second quarter of 2006, the Company withheld a total of 4.6 million shares of its common stock at a price of $64.66 per share related to the net-share settlement upon vesting of restricted stock to pay the CEO’s minimum statutory obligation for the applicable income and other employment taxes. This share withholding was not part of the Company’s authorized stock repurchase plan. Other than this net-share settlement, the Company has not engaged in any transactions to repurchase its common stock since 2001. The Company has repurchased a total of 13.1 million shares at a cost of $217 million under this plan and was authorized to repurchase up to an additional $283 million of its common stock as of April 1, 2006.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three and six-month periods ended April 1, 2006 and March 26, 2005 (in millions):

	Three Months Ended		Six Months Ended
	4/1/06	3/26/05	4/1/06	3/26/05

Net income	$410	$290	$975	$585
Other comprehensive income:
Net change in unrealized derivative gains/losses	(5)	17	(3)	8
Change in foreign currency translation	5	(7)	(3)	15
Net change in unrealized investment gains/losses	—	(1)	1	(2)

Total comprehensive income	$410	$299	$970	$606

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	As of 4/1/06	As of 9/24/05

Unrealized gains (losses) on derivative investments	$1	$4
Cumulative foreign currency translation	(3)	—
Unrealized losses on available-for-sale securities	(3)	(4)
Accumulated other comprehensive income (loss)	$(5)	$—

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and six-month periods ended April 1, 2006 and March 26, 2005 (in millions):

	Three Months Ended		Six Months Ended
	4/1/06	3/26/05	4/1/06	3/26/05

Change in fair value of derivatives	$2	$4	$7	$(8)
Adjustment for net gains (losses) realized and included in net income	(7)	13	(10)	16
Change in unrealized derivative gains (losses)	$(5)	$17	$(3)	$8

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

Rule 10b5-1 Trading Plans

Certain of the Company’s executive officers, including Mr. Timothy D. Cook, Ms. Nancy R. Heinen, Mr. Peter Oppenheimer, Mr. Jonathan Rubinstein, Mr. Philip W. Schiller, Dr. Bertrand Serlet, and Dr. Avadis Tevanian, Jr. (formerly an executive officer), have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of restricted stock units.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the Purchase Plan), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized for issuance is limited to a total of one million shares per offering period. As of April 1, 2006, approximately 2.9 million shares were reserved for future issuance under the Purchase Plan.

Stock Award Activity

A summary of the Company’s stock award activity and related information for the six-month periods ended April 1, 2006 and March 26, 2005 (stock award amounts are presented in thousands) is set forth in the following table:

		Outstanding Options
	Shares Available	Number of	Weighted- Average
	For Grant	Shares	Exercise Price

Balance at 9/25/04	24,050	110,722	$10.52
Options Granted	(3,798)	3,798	$32.72
Options and Restricted Stock Units Canceled	2,232	(2,232)	$10.80
Options Exercised	—	(38,868)	$9.96
Plan Shares Expired	(1,030)	—	—
Balance at 3/26/05	21,454	73,420	$11.96

Balance at 9/24/05	58,957	73,221	$17.79
Options Granted	(1,907)	1,907	$66.32
Restricted Stock Units Granted	(2,700)	—	—
Options Canceled	1,324	(1,324)	$25.23
Restricted Stock Units Canceled	200	—	—
Options Exercised	—	(16,402)	$11.21
Plan Shares Expired	(69)	—	—
Vested and Expected to Vest Balance at 4/1/06	55,805	57,402	$21.11

The weighted average remaining contractual life of options outstanding and exercisable was 5.16 years and 4.68 years, respectively, as of April 1, 2006. The options outstanding as of April 1, 2006 have been segregated into six ranges for additional disclosure as follows (option amounts are presented in thousands):

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding as of 4/1/06	Weighted- Average Exercise Price	Options Exercisable as of 4/1/06	Weighted- Average Exercise Price
$0.62 - $9.25	10,067	$7.90	9,151	$7.92
$9.26 - $10.73	7,461	$10.15	6,168	$10.15
$10.74 - $10.90	10,091	$10.89	3,294	$10.89
$10.91 - $14.91	9,572	$11.75	7,973	$11.58
$14.92 - $46.10	8,157	$28.62	3,327	$25.65
$46.11 - $84.29	12,054	$49.83	1,108	$46.73

$0.62 - $84.29	57,402	$21.11	31,021	$12.91

Aggregate intrinsic value of options outstanding and options exercisable at April 1, 2006 was $2.4 billion and $1.5 billion, respectively. Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options exercised was $414 million and $887 million for the three and six-month periods ended April 1, 2006, respectively, and $373 million and $767 million for the three and six-month periods ended March 26, 2005, respectively.

The Company had 3.98 million restricted stock units with a total grant date fair value of $138 million outstanding, as of April 1, 2006, which were excluded from the options outstanding balances in the preceding tables. Aggregate intrinsic value of unvested restricted stock units at April 1, 2006 was $250 million. The total fair value of restricted stock units vested during the quarter ended April 1, 2006 was $143.9 million. Granted restricted stock units have been deducted from the shares available for grant under the Company’s stock option plans. In conjunction with the amendments to the 2003 Plan that were approved at the Annual Meeting of Shareholders held on April 21, 2005, the number of shares available for grant under the 2003 Plan will be reduced by two times the number of restricted shares and restricted stock units granted. This amendment is effective for all grants made after April 21, 2005.

The total fair value of restricted stock vested during the quarter ended April 1, 2006 was $646.6 million. There were no grants or forfeitures of any restricted stock during the three or six months ended April 1, 2006 and as of April 1, 2006, there was no unvested restricted stock outstanding. For the three and six-month periods ended April 1, 2006, total compensation cost recognized related to restricted stock was $2.3 million and $4.6 million, respectively. For the three and six-month periods ended March 26, 2005, total compensation cost recognized related to the nonvested restricted stock was $6.2 million and $12.5 million, respectively.

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

The weighted average assumptions used for the three and six-month periods ended April 1, 2006 and March 26, 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended		Six Months Ended
	4/1/06	3/26/05	4/1/06	3/26/05

Expected life of stock options	3.54 years	3.50 years	3.58 years	3.50 years
Expected life of stock purchases	6 months	6 months	6 months	6 months
Interest rate - stock options	4.53%	3.70%	4.32%	3.37%
Interest rate - stock purchases	4.46%	2.54%	3.73%	2.11%
Volatility - stock options	40.80%	40.00%	40.74%	40.00%
Volatility - stock purchases	31.39%	41.12%	42.04%	36.52%
Expected dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$25.62	$13.54	$23.52	$10.94
Weighted-average fair value of employee stock purchases during the period	$16.82	$7.30	$12.60	$5.53

Note 7 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are for terms of 5 to 15 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 24, 2005, the Company’s total future minimum lease payments under noncancelable operating leases were $865 million, of which $606 million related to leases for retail space. As of April 1, 2006, total future minimum lease payments related to leases for retail space increased to $782 million.

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

The following table reconciles changes in the Company’s accrued warranties and related costs for the three and six-month periods ended April 1, 2006 and March 26, 2005 (in millions):

	Three Months Ended		Six Months Ended
	4/1/06	3/26/05	4/1/06	3/26/05

Beginning accrued warranty and related costs	$247	$135	$188	$105
Cost of warranty claims	(74)	(43)	(151)	(77)
Accruals for product warranties	82	62	218	126
Ending accrued warranty and related costs	$255	$154	$255	$154

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either April 1, 2006 or September 24, 2005.

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

Long-Term Supply Agreements

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company agreed to prepay $1.25 billion for flash memory components of which $750 million was paid during the first quarter of 2006 and the remaining $500 million was paid during the second quarter of 2006. These prepayments will be applied to inventory purchases made over the life of each respective agreement.

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

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $42 million and

$16 million during the second quarters of 2006 and 2005, respectively, and $82 million and $49 million during the first six months of 2006 and 2005, respectively.

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

First, the Retail segment’s operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the U.S. operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company’s cost to support those partners. For the second quarter of 2006 and 2005, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $128 million and $102 million, respectively, and for the first six months of 2006 and 2005, approximately $327 million and $201 million, respectively.

Second, the Company’s service and support contracts are transferred to the Retail segment at the same cost as that charged to the Company’s major retail channel partners in the U.S., resulting in a measure of revenue and gross margin for those items that is comparable between the Company’s Retail stores and those retail channel partners. The Retail segment recognizes the full amount of revenue and cost of sales of the Company’s service and support contracts at the time of sale. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales. For the second quarter of 2006, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $29 million and $20 million, respectively. For the second quarter of 2005, the net sales and cost of sales of extended warranty, support and service contracts recognized by the Retail segment were $21 million and $15 million, respectively. For the first six months of 2006, this resulted in the recognition of additional net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $67 million and $45 million, respectively. This compares to similar adjustments to net sales and cost of sales during the first six months of 2005 of $41 million and $28 million, respectively.

Third, the Company has opened seven high profile stores in New York; Los Angeles; Chicago; San Francisco; Tokyo, Japan; Osaka, Japan; and London, England as of April 1, 2006. These high profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings. As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the amount incurred for a high profile store in excess of that incurred by a more typical Company retail location. Expenses allocated to corporate marketing resulting from the operations of these stores were $7.6 million and $7.1 million in the second quarters of 2006 and 2005, respectively, and $15.2 million and $14.0 million for the first six months of 2006 and 2005, respectively.

Summary information by operating segment is as follows (in millions):

	Three Months Ended		Six Months Ended
	4/1/06	3/26/05	4/1/06	3/26/05
Americas:
Net sales	$2,122	$1,443	$4,822	$3,080
Operating income	$390	$185	$826	$387

Europe:
Net sales	$966	$705	$2,208	$1,552
Operating income	$126	$100	$300	$233

Japan:
Net sales	$309	$284	$664	$469
Operating income	$57	$45	$110	$66

Retail:
Net sales	$636	$571	$1,708	$1,132
Operating income	$29	$42	$119	$87

Other Segments (a):
Net sales	$326	$240	$706	$500
Operating income	$61	$25	$127	$62

(a)                                  Other Segments consists of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the consolidated financial statements is as follows (in millions):

	Three Months Ended		Six Months Ended
	4/1/06	3/26/05	4/1/06	3/26/05

Segment operating income	$663	$397	$1,482	$835
Retail manufacturing margin (b)	128	102	327	201
Stock-based compensation expense	(42)	(10)	(86)	(20)
Other corporate expenses, net (c)	(220)	(87)	(444)	(211)
Total operating income	$529	$402	$1,279	$805

(b)                                 Represents the excess of the Retail segment’s cost of sales over the Company’s standard cost of sales for products sold through the Retail segment.

(c)                                  Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment.

Note 9 – Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its CEO, Mr. Steven P. Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company did not recognize any expense pursuant to the Reimbursement Agreement during the three and six-month periods ended April 1, 2006. The Company recognized a total of $62,000 and $481,000 in expenses pursuant to the Reimbursement Agreement during the three and six-month periods ended March 26, 2005. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

In the first quarter of 2006, the Company entered into an agreement with Pixar to sell certain of Pixar’s short films on the iTunes Music Store. Mr. Steven P. Jobs, the Company’s CEO is also the CEO, Chairman, and a large shareholder of Pixar. During the three and six-month periods ended April 1, 2006 the Company recognized less than $1 million in total royalty expense under this arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A. Risk Factors. The following discussion should be read in conjunction with the 2005 Form 10-K and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Executive Overview

The Company designs, manufactures, and markets personal computers and related software, services, peripherals, and networking solutions. The Company also designs, develops, and markets a line of portable digital music players along with related accessories and services including the online distribution of third-party music, audio books, music videos, short films, and television shows. The Company’s products and services include the Macintosh® line of desktop and portable computers, the iPod® digital music player, the Xserve® G5 server and Xserve RAID storage products, a portfolio of consumer and professional software applications, the Mac OS® X operating system, the iTunes Music Store®, a portfolio of peripherals that support and enhance the Macintosh and iPod product lines, and a variety of other service and support offerings. The Company sells its products worldwide through its online stores, its own retail stores, its direct sales force, and third-party wholesalers, resellers, and value added resellers. In addition, the Company sells a variety of third-party Macintosh compatible products, including computer printers and printing supplies, storage devices, computer memory, digital video camcorders and digital still cameras, personal digital assistants, and various other computing products and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers. A further description of the Company’s products may be found below and in Part I, Item 1 of the Company’s 2005 Form 10-K.

The Company’s business strategy leverages its ability, through the design and development of its own operating system, hardware, and many software applications and technologies, to bring to its customers around the world compelling new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design.

The Company participates in several highly competitive markets, including personal computers with its Macintosh line of computers, consumer electronics with its iPod line of digital music players, and distribution of third-party digital content through its online iTunes Music Store. While the Company is widely recognized as an innovator in the personal computer and consumer electronic markets as well as a leader in the emerging market for distribution of digital content, these are all highly competitive markets that are subject to aggressive pricing and increased competition. To remain competitive, the Company believes that increased investment in research and development (R&D) and marketing and advertising is necessary to maintain and extend its position in the markets where it competes. The Company’s R&D spending is focused on delivering timely updates and enhancements to its existing line of personal computers, displays, operating systems, software applications, and portable music players; developing new digital lifestyle consumer and professional software applications; and investing in new product areas such as wireless technologies. The Company also believes investment in marketing and advertising programs is critical to increasing product and brand awareness.

In June 2005, the Company announced its plan to begin using Intel microprocessors in its Macintosh computers. Through April 1, 2006, the Company had introduced the new iMac®, MacBook™ Pro, and Mac® mini computers, which run on Intel microprocessors. The Company expects to complete the transition of all of its Macintosh computers to Intel microprocessors by the end of calendar year 2006. In April 2006, the Company announced its plans to add a feature to the next version of Mac OS X that will enable Intel-based Macs to run Windows XP. There are potential risks and uncertainties that may occur during this transition, which are further discussed in Part II, Item 1A. Risk Factors.

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Macintosh computers, and demonstrate the compatibility of the Macintosh with the Windows platform and networks. The Company further believes that providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 142 stores open as of April 30, 2006.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue until the customer receives the product because the Company retains a portion of the risk of loss on these sales during transit. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable.

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

The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. The Company also records an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of the Company’s distribution channels, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition, if the Company becomes aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each fiscal quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The personal computer and consumer electronic industries are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs were recorded.

The Company accrues reserves for estimated cancellation fees related to component orders that have been cancelled or are expected to be cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. These commitments typically cover the Company’s requirements for periods ranging from 30 to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional reserves for cancellation fees that would negatively affect gross margins in the period when the cancellation fees are identified.

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

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company is currently evaluating the repatriation provisions of the American Jobs Creation Act of 2004 and other tax planning strategies, which, if implemented by the Company, would affect the Company’s tax provision and deferred tax assets and liabilities.

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. Similarly, if the Company subsequently realizes deferred tax assets that were previously determined to be unrealizable, resulting in a positive adjustment to earnings or a decrease in goodwill in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s results of operations and financial position.

Products

The Company offers a range of personal computing products including desktop and portable personal computers, related devices and peripherals, and various third-party hardware products. In addition, the Company offers software products including Mac OS® X, the Company’s proprietary operating system software for the Macintosh®; server software and related solutions; professional application software; and consumer, education and business oriented application software. The Company also designs, develops and markets to Macintosh and Windows users its line of iPod® digital music players along with related accessories and services including the online distribution of third-party content through the Company’s iTunes Music Store®. A detailed discussion of the Company’s products may be found in the 2005 Form 10-K. Certain newly introduced products and/or upgrades to existing products are discussed below.

Through April 1, 2006, the Company had introduced the new iMac®, MacBook™ Pro, and Mac® mini computers, which run on the Intel microprocessors. The iMac, MacBook Pro, and Mac mini feature Mac OS X version 10.4

Tiger, iLife®’06, and the Company’s new translation technology, Rosetta®, which allows most PowerPC-based Macintosh applications to run on these new Intel-based Macintosh computers.

iMac®

In January 2006, the Company introduced the new iMac, which is available in a 17-inch widescreen LCD display with a 1.83GHz processor and 160GB Serial ATA hard drive. The iMac is also available in a 20-inch widescreen LCD display with a 2.0 GHz processor and 250GB Serial ATA hard drive. Both models include a built-in iSight™ video camera for video conferencing, Front Row™ with the Apple Remote, 512 MB of 667 MHz DDR2 SDRAM expandable to 2GB, built-in Gigabit Ethernet, 8x SuperDrive™ with double-layer support, and PCI Express-based ATI Radeon X1600 graphics.

MacBook™  Pro

In January 2006, the Company introduced MacBook Pro, which weighs 5.6 pounds and includes a built-in iSight video camera for video conferencing, Front Row, the Apple Remote, two USB 2.0 ports, one FireWire® 400 port, built-in Gigabit Ethernet, built-in AirPort Extreme® 802.11g wireless networking and Bluetooth 2.0+EDR, and a slot-load SuperDrive. The new MacBook Pro offers a 15-inch widescreen LCD display, 667MHz DDR2 SDRAM memory expandable to 2GB, a 1.83GHz or 2.0GHz processor, and also features Apple’s new patent-pending MagSafe™ magnetic power adaptor. In April 2006, the Company introduced a 17-inch model of the MacBook Pro.

Mac® mini

In February 2006, the Company introduced the new Mac mini that includes Front Row and the Apple Remote. The new Mac mini offers 512 MB of 667MHz DDR2 SDRAM memory expandable to 2GB and either a 1.5GHz or 1.66GHz processor. Every Mac mini now includes built-in Gigabit Ethernet, AirPort Extreme 802.11g wireless networking, Bluetooth 2.0+EDR, and a total of four USB 2.0 ports. Mac mini includes a DVI interface and a VGA-out adapter to connect to a variety of displays, including televisions, and features both analog, and digital audio outputs.

iPod® nano

In February 2006, the Company added a 1GB iPod nano, which holds up to 240 songs or 15,000 photos, to its 2GB and 4GB iPod nano product family.

iPod Hi-Fi™

In February 2006, the Company introduced iPod Hi-Fi, a high-fidelity speaker system that works with the iPod. iPod Hi-Fi has an all-in-one design that features a built-in Universal iPod Dock, touch-sensitive volume control buttons, the Apple Remote for song and volume control, power supply incorporated into the all-in-one design, and the ability to power the iPod Hi-Fi from batteries. The iPod Hi-Fi also includes a dual-purpose 3.5-mm auxiliary input that accepts either analog or digital signals for connection to a wide range of audio sources.

iPod® Radio Remote

In January 2006, the Company introduced iPod Radio Remote, a wired remote control with FM radio capabilities. The iPod Radio Remote allows users to skip tracks, adjust the volume of their iPods, and listen to FM radio stations while displaying station and song information on their iPod screens.

iLife® ‘06

In January 2006, the Company introduced iLife ‘06, an upgrade to its consumer-oriented digital lifestyle application suite, which features iWeb™, iPhoto® 6, iMovie® HD 6, iDVD® 6, GarageBand™ 3, and iTunes® 6.0.2. All of these applications run natively on both Intel and PowerPC-based Macs (Universal).

iWeb™ is a new application in the iLife’06 suite. iWeb allows users to create online photo albums, blogs, and podcasts and customize websites using editing tools.

iPhoto® 6 adds new photo management and editing features, supports up to 250,000 photos, and introduces Photocasting™. Photocasting allows .Mac users to share and automatically update photo albums over the Internet with anyone who uses a Macintosh or Windows-based PC.

iMovie® HD 6 now includes new real-time effects that take advantage of Core Video technology, which uses the computer’s video card’s graphics processing unit to deliver hardware acceleration to quickly preview video effects. iMovie HD 6 also provides a solution to make video podcasts, which can be published with iWeb, and includes audio enhancement tools and sound effects.

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

iWork™ ‘06

In January 2006, the Company introduced iWork ‘06, a new Universal version of the Company’s suite of productivity software designed to help users create, present, and publish documents and presentations. iWork ‘06 includes Pages® 2 and Keynote™ 3.

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

Final Cut Studio™ 5.1

In March 2006, the Company introduced Final Cut Studio 5.1, an update to the Company’s High-Definition (HD) video production suite. Final Cut Studio 5.1 features Universal versions of Final Cut Pro 5, Soundtrack® Pro, Motion 2, and DVD Studio Pro 4.

Aperture™ 1.1

In April 2006, the Company introduced Aperture 1.1, an update to the Company’s post production tool for photographers that is now a Universal application. Aperture 1.1 features RAW image rendering and a new set of advanced RAW adjustment controls.

Apple Remote Desktop™ 3

In April 2006, the Company introduced Apple Remote Desktop 3, the Company’s third generation desktop management application. Apple Remote Desktop 3 is a Universal application for asset management and remote assistance, and features Spotlight searches across multiple Tiger systems, over 30 Automator actions for automating repetitive system administration tasks, a Dashboard Widget that provides observation of remote systems, and AutoInstall for installing software automatically on mobile systems when they return online.

Net Sales

The first six months of 2006 spanned 27 weeks while the first six months of 2005 spanned 26 weeks. This additional week is added to the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters.

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended			Six Months Ended
	4/1/06	3/26/05	Change	4/1/06	3/26/05	Change

Net Sales by Operating Segment:
Americas net sales	$2,122	$1,443	47%	$4,822	$3,080	57%
Europe net sales	966	705	37%	2,208	1,552	42%
Japan net sales	309	284	9%	664	469	42%
Retail net sales	636	571	11%	1,708	1,132	51%
Other Segments net sales (a)	326	240	36%	706	500	41%
Total net sales	$4,359	$3,243	34%	$10,108	$6,733	50%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	494	477	4%	1,009	953	6%
Europe Macintosh unit sales	316	276	14%	703	596	18%
Japan Macintosh unit sales	82	102	-20%	163	166	-2%
Retail Macintosh unit sales	154	144	7%	347	263	32%
Other Segments Macintosh unit sales (a)	66	71	-7%	144	138	4%
Total Macintosh unit sales	1,112	1,070	4%	2,366	2,116	12%

Net Sales by Product:
Desktops (b)	$833	$803	4%	$1,745	$1,804	-3%
Portables (c)	739	691	7%	1,551	1,295	20%
Total Macintosh net sales	1,572	1,494	5%	3,296	3,099	6%

iPod	1,714	1,014	69%	4,620	2,225	108%
Other music related products and services (d)	485	216	125%	976	393	148%
Peripherals and other hardware (e)	264	280	-6%	567	564	1%
Software, service, and other sales (f)	324	239	36%	649	452	44%
Total net sales	$4,359	$3,243	34%	$10,108	$6,733	50%

Unit Sales by Product:
Desktops (b)	614	608	1%	1,281	1,231	4%
Portables (c)	498	462	8%	1,085	885	23%
Total Macintosh unit sales	1,112	1,070	4%	2,366	2,116	12%

Net sales per Macintosh unit sold (g)	$1,414	$1,396	1%	$1,393	$1,465	-5%

iPod unit sales	8,526	5,311	61%	22,569	9,891	128%

Net sales per iPod unit sold (h)	$201	$191	5%	$205	$225	-9%

Notes:

(a)          Other Segments include Asia Pacific and FileMaker.

(b)         Includes iMac, eMac, Mac mini, Power Mac, and Xserve product lines.

(c)          Includes MacBook Pro, iBook, and PowerBook product lines.

(d)         Consists of iTunes Music Store sales, iPod services, and Apple-branded and third-party iPod accessories.

(e)          Includes Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.

(f)            Includes Apple-branded operating system software, application software, third-party software, AppleCare, and Internet services.

(g)         Derived by dividing total Macintosh net sales by total Macintosh unit sales.

(h)         Derived by dividing total iPod net sales by total iPod unit sales.

Net sales during the second quarter of 2006 increased 34% or $1.1 billion from the same period in 2005, and were up 50% or $3.4 billion for the first six months of 2006 compared to the same period in 2005. The increase for the six-month period was due in part to the fact that the first six months of 2006 spanned 27 weeks while the first six months of 2005 spanned 26 weeks. Several other factors contributed to these increases including the following:

•                  Net sales of iPods rose $700 million or 69% during the second quarter of 2006 and increased $2.4 billion or 108% in the first six months of 2006 compared to the same periods in 2005. Unit sales of iPods totaled 8.5 million in the second quarter of 2006, which represents an increase of 61% from the 5.3 million iPod units sold in the second quarter of 2005. For the first six months of 2006, iPod unit sales increased 128% to 22.6 million iPod units sold compared to 9.9 million iPod units sold in the same period in 2005. Strong sales of iPods during the second quarter and first six months of 2006 were driven by strong demand for the fifth generation iPod that was introduced in October 2005 and supports video, the iPod nano that was introduced in September 2005, and continued expansion of iPod points of distribution. Net sales per iPod unit sold increased by 5% year-over-year during the second quarter of 2006 due to a shift in product mix from the lower-priced iPod shuffle, which was first introduced in January 2005, towards the higher-priced fifth generation iPod. During the first six months of 2006, the net sales per iPod unit sold decreased by 9% compared to the first six months of 2005 primarily due to a shift in product mix towards the lower-priced iPod nano as well as price reductions on the iPod shuffle.

•                  Net sales of other music related products and services increased $269 million or 125% during the second quarter of 2006 and increased $583 million or 148% during the first six months of 2006 compared to the same periods in 2005. The increases were primarily due to increased net sales from the iTunes Music Store, iPod services and accessories, and the iPod Hi-Fi that was introduced in February 2006. The increase in sales from the iTunes Music Store relates to significant growth in U.S. sales and the expansion of the iTunes Music Store to 21 countries compared to 15 countries at March 26, 2005. The increased sales from the iTunes Music Store were also attributable to the introduction of video sales in October 2005. The Company has also experienced strong growth in sales of both Apple-branded and third-party iPod accessories and services, consistent with the increase in overall iPod unit sales for the second quarter and first six months of 2006.

•                  Net sales of software, service, and other sales rose $85 million or 36% during the second quarter of 2006 and rose $197 million or 44% during the first six months of 2006 compared to the same periods in 2005. This growth was primarily attributable to increased net sales of AppleCare Protection Plan (APP) extended service and support contracts, Mac OS X, Apple-branded and third-party application software, and Internet services.

•                  Macintosh net sales increased $78 million or 5% during the second quarter of 2006 and increased $197 million or 6% during the first six months of 2006 compared to the same periods in 2005. Macintosh unit sales increased by 42,000 units or 4% during the second quarter of 2006 and increased 250,000 units or 12% during the first six months of 2006 compared to the same periods in 2005. In January 2006, the Company announced the first two Macintosh computers running on Intel microprocessors, the iMac and MacBook Pro. The iMac began shipping immediately in January 2006 and the MacBook Pro began shipping in late February 2006, which limited the number of shipping weeks for the MacBook Pro during the second quarter of 2006. In February 2006, the Company announced and began shipping the new Mac mini that runs on the Intel microprocessor. The Company believes that the Intel transition has caused some customers to delay the purchase of new computers until the complete line of Intel-based Macintosh computers is introduced or until certain software applications are developed to run natively on Intel-based Macintosh computers. The increases in Macintosh net sales and unit sales were driven by higher sales of portable products in most of the Company’s operating segments. Net sales and unit sales of the Company’s portable products increased 7% and 8%, respectively, during the second quarter of 2006 compared to the same period in 2005, and increased 20% and 23% during the first six months of 2006 compared to the same period in 2005 due partially to strong initial demand of the MacBook Pro. Macintosh desktop net sales and unit sales increased by 4% and 1%, respectively, during the second quarter of 2006 compared to the same period in 2005 due to strong sales of the new Intel-based iMac, partially offset by a slight decrease in sales of the Company’s professional–oriented desktop products. Macintosh desktop net sales decreased by 3% during the first six months of 2006, while Macintosh desktop unit sales increased by 4% during the first six months of 2006 compared to the same period in 2005. Net sales per Macintosh unit sold remained flat for the second quarter of 2006 compared to the same period in 2005. Net sales per Macintosh unit sold decreased 5% for the first six months of 2006 compared to the same period in 2005 due to lower average selling prices on the iMac, iBook, and PowerBook.

•                  The Retail segment’s net sales grew 11% to $636 million during the second quarter of 2006 and increased by 51% to $1.7 billion in the first half of 2006 compared to the same periods in 2005. Retail segment Macintosh unit sales increased 7% and 32%, respectively, during the second quarter and first six months of 2006 compared to the same periods in 2005. These increases are primarily attributable to an increase in total stores from 103 stores at the end of the second quarter of 2005 to 141 stores at the end of the second quarter of 2006, resulting in an average of 138 stores open during the quarter. During the second quarter of 2006, average revenue per store decreased to $4.6 million from $5.6 million in the second quarter of 2005. The Company believes the decrease in average revenue per store was primarily caused by the continued expansion of iPod points of distribution and a delay in purchases of Macintosh computers due to the Intel transition. With an average of 133 stores open during the first six months of 2006, average revenue per store increased to $12.8 million from $11.6 million in the first six months of 2005. This increase in average revenue per store was primarily due to strong sales of iPods, other music related products and services, and Macintosh portable products during the first quarter of 2006, partially offset by the slowdown in Macintosh sales during the second quarter of 2006.

•                  Net sales of peripherals and other hardware declined $16 million or 6% during the second quarter of 2006 compared to the second quarter of 2005 due to a decrease in net sales of displays partially offset by an increase in RAID storage and other hardware accessories including printers. During the first six months of 2006 net sales of peripherals and other hardware rose $3 million or 1% compared to the same period in 2005 due to an increase in net sales of RAID storage and other hardware accessories partially offset by a decrease in net sales of displays.

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

Americas

Net sales in the Americas segment during the second quarter of 2006 increased $679 million or 47% compared to the same quarter in 2005, while Macintosh unit sales increased 4% year-over-year. The increase in net sales during the second quarter was primarily attributable to the significant growth in iPod sales, sales of other music related products and services, sales of desktop and portable Macintosh systems, and sales of APP. During the second quarter of 2006, the Americas segment represented approximately 49% of the Company’s total net sales as compared to 44% in the same period of 2005.

For the first six months of 2006, net sales in the Americas segment increased $1.7 billion, or 57%, compared to the same period in 2005. The main driving factors for this increase were significant year-over-year increases in net sales of iPods, other music related products and services, portable Macintosh systems, and third-party software. This increase in net sales was partially offset by a decrease in desktop net sales. During the first six months of 2006, the Americas segment represented approximately 48% of the Company’s total net sales as compared to 46% in the same period of 2005.

Europe

Net sales in Europe increased $261 million or 37% during the second quarter of 2006 compared to the same period in 2005. Total Macintosh unit sales in Europe were up 14% in the second quarter of 2006 compared to the same period in 2005. The Europe segment experienced strong sales of iPods, portable Macintosh systems, Internet services, Apple-branded software, and other music related products and services.

Europe segment net sales increased $656 million or 42% during the first six months of 2006 compared to the same period in 2005. Total Macintosh unit sales in Europe were up 18% in the first six months of 2006 compared to the same period in 2005. These increases were a result of strong growth in iPod sales, other music related products and services, and portable Macintosh systems. This segment also reported increased sales in APP, Apple-branded and third-party software, and Internet services, which was partially offset by a slight decrease in desktop net sales during the first half of 2006 compared to the same period in 2005.

Japan

Japan’s net sales increased 9% or $25 million during the second quarter of 2006 compared to the same period in 2005. Japan experienced increased net sales in iPods, Apple-branded software, APP, and other music related products and services. These increases were partially offset by decreases in net sales of Macintosh desktop and portable systems and displays, and the weakening of the Yen. Total Macintosh unit sales decreased by 20% during the second quarter of 2006 compared to the same period in 2005. The Company believes the decrease was attributable to a pause in demand related to the Intel transition as customers wait for the new Intel-based Macintosh systems.

In the first six months of 2006, net sales in Japan segment increased $195 million or 42% compared to the same period in 2005. These increases were attributable to strong iPod sales, other music related products and services, Macintosh portable systems, and Mac OS X slightly offset by decreases in net sales of Macintosh desktop products.

Retail

During the second quarter of 2006, the Company opened 6 new retail stores. The Company had 141 retail stores open at the end of the second quarter of 2006 compared to 103 stores at the end of the second quarter of 2005. During the second quarter of 2006, the Retail segment’s net sales grew to $636 million as compared to $571 million in the second quarter of 2005, an 11% increase. During the second quarter of 2006, average revenue per store decreased to $4.6 million from $5.6 million in the second quarter of 2005. Net sales for the first six months of 2006 grew to $1.7 billion from $1.1 billion during the same period in 2005, a 51% increase. During the first six months of 2006, average revenue per store increased to $12.8 million from $11.6 million in the first six months of 2005.

As measured by the Company’s operating segment reporting, the Retail segment reported operating income of $29 million and $119 million during the second quarter and first six months of 2006, respectively, as compared to operating income of $42 million and $87 million during the second quarter and first six months of 2005, respectively. The decrease in profitability for the second quarter of 2006 was primarily due to the decline in average revenue per store.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $611 million through the end of the second quarter of 2006, of which $82 million was incurred during the first six months of 2006. As of April 1, 2006, the Retail segment had 4,851 full-time equivalent employees and had outstanding lease commitments associated with retail store space and related facilities of $782 million.

Gross Margin

Gross margin for the three and six-month periods ended April 1, 2006 and March 26, 2005 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Six Months Ended
	4/1/06	3/26/05	4/1/06	3/26/05

Net sales	$4,359	$3,243	$10,108	$6,733
Cost of sales	3,062	2,275	7,247	4,769
Gross margin	$1,297	$968	$2,861	$1,964
Gross margin percentage	29.8%	29.8%	28.3%	29.2%

Gross margin percentage remained flat at 29.8% for both the three-month periods ended April 1, 2006 and March 26, 2005. Favorable costs of certain commodity components including LCD flat-panel displays and NAND flash memory contributed to maintaining the gross margin percentage along with higher overall revenue that provided for more effective leverage on fixed production costs.

During the first six months of 2006, gross margin percentage decreased to 28.3% compared to 29.2% during the first six months of 2005. This was primarily due to a relative increase in sales of lower margin products in the first quarter of 2006, particularly the iPod product family and music-related services, partially offset by higher overall revenue that provided more effective leverage on fixed production costs. Additionally, gross margin on Macintosh net sales was lower on a year-over-year basis primarily due to reductions in average selling prices from the first six months of 2005.

The Company anticipates that its gross margin and the gross margin of the overall personal computer and consumer electronics industries will remain under pressure in light of price competition, especially for the iPod product line. The Company expects its gross margin percentage to decrease to about 28.5% in the third quarter of 2006 primarily as a result of a shift in the mix of revenue toward lower margin products as a result of the K-12 buying season, a full quarter impact of price reductions on the iPod shuffle and the introduction of the 1GB iPod nano, partially offset by favorable costs of certain commodity components including LCD flat-panel displays and NAND flash memory.

The foregoing statements regarding the Company’s expected gross margin and forecasted revenue for the third quarter of 2006 are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those discussed in Part II, Item 1A. Risk Factors. There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained.

Operating Expenses

Operating expenses for the three and six-month periods ended April 1, 2006 and March 26, 2005 were as follows (in millions, except for percentages):

	Three Months Ended		Six Months Ended
	4/1/06	3/26/05	4/1/06	3/26/05

Research and development	$176	$119	$358	$242
Percentage of net sales	4%	4%	4%	4%
Selling, general, and administrative expenses	$592	$447	$1,224	$917
Percentage of net sales	14%	14%	12%	14%

Research and Development (R&D)

Expenditures for R&D increased 48% or $57 million to $176 million in the second quarter of 2006 compared to $119 million in the second quarter of 2005, and increased 48% or $116 million to $358 million compared to the first six months of 2005. These increases were due primarily to an increase in R&D headcount in the current year to support expanded R&D activities, increases of $12 million and $25 million for the three and six-month periods ended April 1, 2006, respectively, in stock-based compensation expense resulting from the adoption of SFAS No. 123R and recognized as R&D expense, and higher overall expenses due to the 14th week added to the first fiscal quarter of 2006 to realign the Company’s fiscal quarters with calendar quarters. In addition, during the second quarter and first six months of 2005, the Company capitalized approximately $14.7 million and $29.5 million, respectively of costs associated with the development of Mac OS X Tiger. No software development costs were capitalized during the second quarter or first six months of 2006. Despite the increase in expenditures, R&D as a percentage of net sales remained flat in both the second quarter and first six months of 2006 as compared to the same periods of 2005 due to the significant increase of 34% and 50% in total net sales for the Company in the second quarter and first six months of 2006, respectively. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General, and Administrative Expense (SG&A)

Expenditures for SG&A increased $145 million or 32% and $307 million or 33%, respectively, for the three and six-month periods ended April 1, 2006, compared to the same periods in 2005. These increases were primarily due to higher direct and channel variable selling expenses resulting from the significant year-over-year increase in total net sales for the second quarter and first six months of 2006, the Company’s continued expansion of its Retail segment in both domestic and international markets, increases of $16 million and $32 million for the three and six-month periods ended April 1, 2006, respectively, in stock-based compensation expense resulting from the adoption of SFAS

No. 123R and recognized as SG&A expense, a current year increase in discretionary spending on marketing and advertising, and the expenses associated with the 14th week added to the first fiscal quarter of 2006.

Other Income and Expense

Other income and expense for the three and six-month periods ended April 1, 2006 and March 26, 2005 were as follows (in millions):

	Three Months Ended		Six Months Ended
	4/1/06	3/26/05	4/1/06	3/26/05

Interest income	$87	$39	$175	$67
Other income (expense), net	(11)	(6)	(18)	(8)

Other income and expense	$76	$33	$157	$59

Total other income and expense increased $43 million to $76 million during the second quarter of 2006 compared to $33 million in the second quarter of 2005, and increased $98 million to $157 million during the first six months of 2006 compared to $59 million in the first six months of 2005. These increases are attributable primarily to higher cash and short-term investment balances and increasing investment yields resulting from higher market interest rates, and the 14th week added to the first fiscal quarter of 2006. The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments increased to 4.31% in the second quarter of 2006 compared to the 2.37% rate earned during the same period in 2005.

Provision for Income Taxes

The Company’s effective tax rate for the three and six-months ended April 1, 2006 was approximately 32%, relatively consistent with the same periods in 2005. The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-2 provides additional time to companies beyond the financial reporting period of enactment to evaluate the effects of the AJCA on their plans for repatriation of foreign earnings for purposes of applying SFAS No. 109, Accounting for Income Taxes. The Company is continuing to evaluate the repatriation provisions of AJCA, which if implemented by the Company would affect the Company’s tax provision and deferred tax assets and liabilities. However, given the uncertainties and complexities of the repatriation provision and the Company’s continuing evaluation, the Company has not yet determined the amount, if any, that will be repatriated or the related potential income tax effects of such repatriation. The Company expects to complete the evaluation in fiscal 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	4/1/06	9/24/05

Cash, cash equivalents, and short-term investments	$8,226	$8,261
Accounts receivable, net	$861	$895
Inventory	$204	$165
Working capital	$6,830	$6,816
Days sales in accounts receivable (DSO) (a)	18	22
Days of supply in inventory (b)	6	6
Days payables outstanding (DPO) (c)	63	62
Operating cash flow (quarterly)	$(125)	$752

(a)          DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)         Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)          DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of April 1, 2006, the Company had $8.2 billion in cash, cash equivalents, and short-term investments, a decrease of $35 million over the same balances at the end of 2005. The principal components of this net decrease were repurchases of common stock of $353 million in conjunction with net-share settlements on vested restricted stock and restricted stock units and purchases of property, plant, and equipment of $275 million. These decreases were offset by proceeds from the issuance of common stock under stock plans of $212 million, tax benefits from stock option exercises of $283 million, and cash generated from operating activities of $158 million. Cash generated from operating activities includes the impact of the $1.25 billion prepayment for NAND flash memory components. The Company’s short-term investment portfolio is primarily invested in high credit quality, liquid investments. Approximately $5 billion of this cash, cash equivalents, and short-term investments is held by the Company’s foreign subsidiaries and would be subject to U.S. income taxation on repatriation to the U.S. The Company is currently assessing the impact of the one-time favorable foreign dividend provisions recently enacted as part of the AJCA, and may decide to repatriate earnings from some of its foreign subsidiaries.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Expenditures

The Company’s total capital expenditures were $275 million during the first six months of 2006, $82 million of which were for retail store facilities and equipment related to the Company’s Retail segment and $193 million of which were for corporate infrastructure, including information systems enhancements and operating facilities enhancements and expansions. The Company currently anticipates it will utilize approximately $700 million for capital expenditures during 2006, approximately $210 million of which is expected to be utilized for expansion of the Company’s Retail segment, approximately $265 million of which is expected to be utilized for real estate acquisitions including the Company’s second corporate campus and a new data center, and approximately $225 million of which is expected to be utilized to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.

During the second quarter of 2006, the Company withheld a total of 4.6 million shares of its common stock at a price of $64.66 per share related to the net-share settlement upon vesting of restricted stock to pay the CEO’s minimum statutory obligation for the applicable income and other employment taxes. This share withholding was not part of the Company’s authorized stock repurchase plan. Other than this net-share settlement, the Company has not engaged in any transactions to repurchase its common stock since 2001. The Company has repurchased a total of 13.1 million shares at a cost of $217 million under this plan and was authorized to repurchase up to an additional $283 million of its common stock as of April 1, 2006.

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

Lease Commitments

As of September 24, 2005, the Company had total outstanding commitments on noncancelable operating leases of approximately $865 million, $606 million of which related to the lease of retail space and related facilities. The major facility leases are for terms of 5 to 15 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space rose to $782 million as of April 1, 2006.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of April 1, 2006, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $1.3 billion.

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

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of April 1, 2006, the Company estimated that gross expected future cash flows of approximately $18 million would be required to fulfill these obligations.

Other Obligations

The Company had other contractual obligations of approximately $45 million as of April 1, 2006 primarily related to telecommunications services contracts that were renewed in the first quarter of 2006 for a three-year period.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments. As of April 1, 2006, approximately $76 million of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years. The remainder all had underlying maturities between 3 and 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first six months of 2006 or 2005 related to such sales.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of April 1, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the second quarter of 2006 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

Allen v. Apple Computer, Inc.

On January 28, 2005 a plaintiff filed a purported nationwide class action in Los Angeles Superior Court alleging that a defect in the Company’s 17-inch Studio Display monitors results in dimming of half of the screen and constant blinking of the power light. Plaintiff filed an amended complaint on October 24, 2005, adding additional named plaintiffs and expanding the alleged class to include purchasers of the 20-inch Apple Cinema Display and the 23-inch Apple Cinema HD Display. The amended complaint alleges that the displays have a purported defect that causes dimming of one-half of the screen, and that the Company misrepresented the quality of the displays and/or concealed the purported defect. Plaintiffs assert claims under California Business & Professions Code §17200 (unfair competition); California Business & Professions Code §17500 (false advertising) and the Consumer Legal Remedies Act. The amended complaint seeks remedies including damages and equitable relief. On November 14, 2005, the Company filed an answer to the amended complaint as to the allegations regarding the 17-inch display and a demurrer/motion to strike as to the allegations regarding the 20-inch and 23-inch displays on the ground that plaintiffs failed to allege that they purchased those displays. At a status conference on November 1, 2005, the Court ordered Plaintiffs to amend their complaint. Plaintiff filed an amended complaint on December 12, 2005, and the Company answered on January 5, 2006 denying all allegations and asserting numerous affirmative defenses. The case is in discovery.

Apple Computer, Inc. v. Burst.com, Inc.

The Company filed an action for declaratory judgment against Defendant Burst.com, Inc. on January 4, 2006. The Company seeks declaratory judgment that U.S. Patent Nos. 4,963,995, 5,164,839, and 5,995,705 are invalid and not infringed by the Company. Burst filed an answer and counter claim on April 17, 2006. Burst alleges that the following Apple products infringe U.S. Patent Nos. 4,963,995, 5,057,932, 5,164,839, and 5,995,705: iTunes Music Store, iPod devices, QuickTime products, iTunes software and Apple computers and servers running iTunes software or QuickTime. The patents allegedly relate to methods and devices used for “burst” transmission of audio or video files.

Apple Corps Ltd. v. Apple Computer, Inc.; Apple Computer, Inc. v. Apple Corps Ltd.

Plaintiff Apple Corps filed this action on July 4, 2003 in the High Court of Justice, Chancery Division, in London alleging that the Company has breached a 1991 agreement that resolved earlier trademark litigation between the parties regarding use of certain Apple marks. Plaintiff seeks an injunction, unspecified damages, and other relief. The Company filed a motion on October 13, 2003, challenging jurisdiction in the U.K. The Court denied this motion on April 7, 2004. The Company filed an appeal of the Court’s decision but subsequently withdrew the appeal. In November 2004, Plaintiff served the Company with an Amended Bill of Particulars and on December 23, 2004, the Company filed a Defence. On November 24, 2005, Plaintiff filed a Re-Amended Bill of Particulars and the Company filed its Defence on December 16, 2005. Trial took place from March 29, 2006 through April 5, 2006. The parties await a ruling.

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

Bader v. Anderson; Bader v. Apple Computer, Inc. et al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions, and violations of California Businesses and Professions Code §17200 (unfair competition). Plaintiff alleges that the Company’s March 14, 2005, proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brings suit on the Company’s behalf, has made no demand on the Board of Directors and alleges that such demand is excused. Plaintiff seeks injunctive and other relief for purported injury to the Company. On July 27, 2005, Plaintiff filed an amended complaint alleging that, in addition to the purported derivative claims, adoption of the bonus plan and distribution of the proxy statement describing that plan also inflicted injury on her directly as an individual shareholder. On January 10, 2006, the Court sustained defendants’ demurrer to the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on February 7, 2006. The Company filed a demurrer to that complaint on April 20, 2006 and a hearing is scheduled for June 13, 2006.

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

Birdsong v. Apple Computer, Inc.; Patterson v. Apple Computer, Inc.

These federal court complaints allege that the Company’s iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users. The Birdsong action was initially filed on January 30, 2006 in the United States Antitrust Court for the Western District of Louisiana on behalf of a purported Louisiana class of iPod purchasers and alleges violations of the Louisiana Products Liability Act, breaches of implied warranties, unjust enrichment and negligent misrepresentation. The Patterson action was filed on January 31, 2006 in the United States Antitrust Court for the Northern District of California on behalf of a purported class of all iPod purchasers within the four-year period before January 31, 2006. That action alleges breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act, breaches of express and implied warranties, negligent misrepresentation and unjust enrichment. The Birdsong action has been transferred to the Northern District of California and assigned to the same judge as in Patterson. The Company’s responses to the Birdsong and Patterson complaints are not yet due.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec. Preliminary motions must be filed by May 5, 2006.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act (CLRA) regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties. Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract, and violation of the Song-Beverly Act. Plaintiffs requested unspecified damages and other relief. On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. On May 2, 2005, Plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §16700 et seq.) and a claim for false advertising. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted Plaintiffs leave to amend and they filed an amended complaint on December 29, 2005. Plaintiffs’ amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple Retail stores.  Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the CLRA, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act and alleged new causes of action for fraud, conversion and breach of the implied covenant of good faith and fair dealing. The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action.

Butzer, et al. v. Apple Computer, Inc.; Wirges v. Apple Computer, Inc.; Blackwell v. Apple Computer, Inc.

Plaintiffs filed the Butzer action on August 23, 2005, in the United States District Court for the Northern District of California, San Jose Division, on behalf of a purported nationwide class of all purchasers of the Company’s PowerBook G4 portable computers. The complaint alleges defects in the memory of the computers. The complaint alleges that this purported defect extends to other series of the Company’s portables and states that plaintiffs reserve the right to amend the complaint to include these other series. Plaintiffs assert claims for alleged violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act (CLRA) and the Song-Beverly Consumer Warranty Act. The complaint seeks remedies including restitution and/or damages and injunctive relief. The Wirges action was filed on January 20, 2006 in the United States District Court for the Eastern District of Arkansas, also on behalf of a purported nationwide class, and makes similar allegations. Plaintiffs assert claims for breach of warranties, violation of the Magnuson–Moss Act, strict products liability and unjust enrichment. The complaint seeks restitution, damages and other remedies. The Blackwell action was filed on February 10, 2006, on behalf of a purported nationwide class, and makes identical allegations to those made in the Butzer case. Plaintiffs assert claims for breach of express and implied warranties, violation of the California CLRA, violation of the California Song-Beverly Act, false advertising and unfair competition. The complaint seeks restitution, an injunction and other remedies. The Company filed an answer to the Butzer complaint on October 19, 2005 denying all material allegations and asserting numerous affirmative defenses. The case is in discovery. The Company filed an answer to the Wirges action on February 28, 2006. The Company has filed a motion to transfer the Wirges case to the Northern District of California. The Company filed an answer to the Blackwell complaint on March 15, 2006 denying all material allegations and asserting numerous affirmative defenses.

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

On July 2, 2004, the Company and several other defendants in the Texas action filed a lawsuit in the United States District Court in Delaware against Compression Labs, Inc. and two other companies, requesting a declaratory judgment of non-infringement, invalidity, implied license and unenforceability with respect to the ‘672 patent. Additional actions regarding this patent have been filed in other jurisdictions. On February 16, 2005, the Panel on Multi-District Litigation (MDL) granted a petition filed by certain defendants seeking coordination and transfer of all of these cases to one court for pre-trial proceedings. The MDL Panel has transferred all of the cases to the Northern District of California. The defendants in the Texas and Delaware actions had filed motions to dismiss prior to the transfer and both motions are still pending. A Markman hearing took place on March 9, 2006 and the parties await a ruling.

Contois Music Technology LLC v. Apple Computer, Inc.

Plaintiff Contois Music Technology  (“Contois”) filed this action on June 13, 2005 in the United States District Court for Vermont, alleging infringement by the Company of U.S. Patent No. 5,864,868, entitled “Computer Control System and User Interface for Media Playing Devices.”  The complaint, which was served on October 4, 2005, seeks unspecified damages and other relief. The Company filed an answer on November 23, 2005 denying all material allegations and asserting numerous affirmative defenses. A Markman hearing is scheduled for June 13, 2006.

Two similar complaints relative to iPod battery life, Wolfe v. Apple and Hirst v. Apple, were filed in Toronto, Ontario, Canada on August 15, 2005 and September 12, 2005, respectively. Both actions define the purported class as a national class consisting of all persons in Canada who have purchased or who own an iPod. In addition, a similar complaint regarding iPod battery life, Hamiliton v. Apple Computer, Inc. and Apple Canada, Inc. was filed in Calgary, Alberta, Canada on October 5, 2005, purportedly on behalf of all purchasers of iPods in Alberta, Canada. That complaint has not been served. A motion for certification is set for June 9, 2006.

Davis v. Apple Computer, Inc.

Plaintiff filed this purported class action in San Francisco County Superior Court on December 5, 2002, alleging that the Company engaged in unfair and deceptive business practices relating to its AppleCare Extended Service and Warranty Plan. Plaintiff asserts causes of action for violation of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), breach of the Song-Beverly Warranty Act, intentional misrepresentation and concealment. Plaintiff requests unspecified damages and other relief. The Company filed a demurrer and motion to strike which were granted, in part, and Plaintiff filed an amended complaint. The Company filed an answer on April 17, 2003 denying all allegations and asserting numerous affirmative defenses. Plaintiff subsequently amended his complaint. On October 29, 2003, the Company filed a motion to disqualify Plaintiff’s counsel in his role as counsel to the purported class and to the general public. The Court granted the motion but allowed Plaintiff to retain substitute counsel. Plaintiff did engage new counsel for the general public, but not for the class. The Company moved to disqualify Plaintiff’s new counsel and to have the Court dismiss the general public claims for equitable relief. The Court declined to disqualify Plaintiff’s new counsel or to dismiss the equitable claims, but did confirm that the class action claims are dismissed. The Company appealed the ruling and the case was stayed pending the outcome of the appeal. The Court of Appeals denied the appeal on August 17, 2005, affirming the trial court’s decision. The Company filed a Petition for review with the California Supreme Court, which was denied on November 23, 2005. The case has been remanded back to the trial court.

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

Gillis et al. v. Apple Computer, Inc.

Plaintiffs filed this purported class action on December 23, 2005 in San Diego County Superior Court alleging that the Company has misrepresented the hard drive capacity of two Powerbook G4 computers: the 12 inch, 1.5 GHz computer with 512 MB of memory and a 100GB hard drive; and the 15 inch, 1.67 GHz computer with 1GB of memory and a 100GB hard drive. Plaintiffs allege that the Company’s standard disclosure on its packaging regarding hard drive size was not present on the packaging for these two models. The complaint alleges violations of the California Business & Profession Code §17200 (unfair competition), California Business & Profession Code §17500 (false advertising), the Consumer Legal Remedies Act, and causes of action for deceit and negligent misrepresentation. Plaintiffs seek restitution and other relief. On February 28, 2006, the Company filed a demurrer and a motion to strike. The Company withdrew the demurrer and motion to strike per stipulations and await an amended complaint.

Goldberg, et al. v. Apple Computer, Inc., et al. (f.k.a. “Dan v. Apple Computer, Inc.”)

Plaintiffs filed this purported class action on September 22, 2003 in Los Angeles County Superior Court against the Company and other members of the computer industry on behalf of an alleged nationwide class of purchasers of certain computer hard drives. The case alleges violations of California Business and Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act and false advertising related to the size of the drives. Plaintiffs allege that calculation of hard drive size using the decimal method misrepresents the actual size of the drive. The complaint seeks restitution and other relief. Plaintiffs filed an amended complaint on March 30, 2004 and the Company filed an answer on September 23, 2004, denying all allegations and asserting numerous affirmative defenses. Defendants filed a motion to strike portions of the complaint based on sales by resellers and filed a motion for judgment on the pleadings based upon Proposition 64. The Court granted both motions at a hearing on April 6, 2005. Plaintiffs thereafter filed an amended complaint on May 6, 2005. The Defendants filed a demurrer on June 6, 2005, which was heard on August 22, 2005. The Court granted the demurrer in part and denied it in part. Plaintiffs filed an amended complaint and the Company filed an answer on December 15, 2005 denying all allegations and asserting numerous assertive defenses.

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. patent 5,280,371 entitled “Directional Diffuser for a Liquid Crystal Display.” Plaintiffs seek unspecified damages and other relief. The Company filed an answer on December 21, 2004 denying all material allegations and asserting numerous affirmative defenses. The Company has tendered the case to several LCD manufacturer suppliers. On May 18, 2005 the Court stayed the case against the Company and the other non-manufacturer defendants. Plaintiffs filed an amended complaint on November 7, 2005 adding additional defendants and expanding the scope of the accused products. Given the stay, the Company’s response to the amended complaint is not yet due.

Lenzi v. Apple Canada, Inc. (filed June 7, 2005, Superior Court, Montreal, Quebec)

Plaintiff filed a purported class action allegedly on behalf of Quebec customers claiming false advertising and breach of warranty relating to iPod battery life. Plaintiff sought authorization to institute a class action on behalf of Generations 1, 2 and 3 iPod owners in Quebec. On February 2, 2006, the Court dismissed Plaintiff’s motion for authorization to institute a class action. Plaintiff has appealed this ruling.

MacTech Systems v. Apple Computer, Inc.; Macadam v. Apple Computer, Inc.; Computer International, Inc. v. Apple Computer, Inc.; Elite Computers and Software, Inc. v. Apple Computer, Inc.; The Neighborhood Computer Store v. Apple Computer, Inc.; MacAccessory Center, Inc. v. Apple Computer, Inc.; Creative Online Computer Services, Inc., DBA MacOnline v. Apple Computer, Inc.; MacGuys, Inc. v. Apple Computer, Inc. (all in Santa Clara County Superior Court)

Eight resellers filed similar lawsuits against the Company between late 2002 and early 2006 for various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. Plaintiffs request unspecified damages and other relief. The Company answered the Computer International complaint on November 12, 2003, denying all allegations and asserting numerous affirmative defenses. The Company filed an answer in the Macadam case on December 3, 2004 denying all allegations and asserting numerous defenses. Three of the other Plaintiffs filed amended complaints on February 7, 2005, and on March 16, 2005 the Company filed answers to these claims denying all allegations and asserting numerous affirmative defenses. A sixth Plaintiff, MacAccessory Center, filed a complaint on February 23, 2005. The Company filed an answer to this complaint on April 20, 2005 denying all allegations and asserting numerous affirmative defenses. On February 28, 2006, MacGuys and Creative Online filed complaints against the Company. The Company’s responses to these complaints are not yet due. All of these cases with the exception of Macadam are in discovery and are coordinated (along with the Branning class action) in Santa Clara Superior Court. The cases (except Branning, MacGuys and Creative Online) are set for trial on November 27, 2006. On December 19, 2005, Tom Santos, Macadam’s principal and an original Plaintiff in the Macadam case, filed a Fifth Amended Complaint on his own behalf (not on behalf of Macadam) alleging fraud, violations of California Business & Professional Code §17200 (unfair competition), California Business & Professional Code

§17500 (false advertising) and the Consumer Legal Remedies Act. The Company filed a demurrer to Santos’ amended complaint and a special motion to strike the defamation cause of action on January 20, 2006. Those motions were heard on February 17, 2006, and the Court sustained the demurrer without leave to amend as to one cause of action, overruled the demurrer as to one cause of action and sustained the demurrer with leave to amend as to two causes of action. The Court also denied the special motion to strike. Santos has not yet filed a further amended complaint. The Company also filed a cross complaint against Santos on January 20, 2006 alleging violations of California Business & Professional Code §17200, fraud and deceit, breach of contract, and violation of California Penal Code §502.

On October 1, 2003, one of the reseller Plaintiffs, Macadam, was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied. The Court denied Macadam’s motion for a preliminary injunction on December 19, 2003. On December 6, 2004 Macadam filed for Chapter 11 Bankruptcy in the Northern District of California, which placed a stay on the litigation as to Macadam only. The Company filed a claim in the bankruptcy proceedings on February 16, 2005. The Macadam bankruptcy case was converted to Chapter 7 (liquidation) on April 29, 2005. The Company has reached a tentative settlement of the Macadam case with the Chapter 7 Bankruptcy Trustee. The Bankruptcy Court denied, without prejudice, the Trustee’s motion to approve that settlement on April 7, 2006. We expect the Trustee to re-file the motion to approve the settlement with further support.

Macsolutions Inc. v. Apple Computer, Inc.

Plaintiff Macsolutions, Inc., an Apple authorized reseller, filed this lawsuit against the Company on January 20, 2006 alleging breach of contract, fraud, misappropriation of trade secrets, intentional interference with economic advantage, violation of the Cartwright Act, violation of California Business & Professions Code §17200 (unfair business practices) and fraudulent concealment. The factual allegations in this complaint are similar to those in the eight other reseller cases and the Branning class action. Principally, Plaintiffs allege that the Company has treated Macsolutions unfairly compared to other resellers, that the Company has competed unfairly in opening the Apple Retail stores, and has allegedly sold used goods as new. The Company’s response is not yet due.

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

Quantum Technology Management, Ltd. v. Apple Computer, Inc.

Plaintiff filed this action on December 21, 2005 in the United States Court for the District of Maryland against the Company and Fingerworks Ltd., alleging infringement of U.S. Patent number 5,730,165 entitled “Time Domain Capacitive Field Detector.”  The complaint seeks unspecified damages and other relief. The Company’s response is not yet due.

Slattery v. Apple Computer, Inc.

Plaintiff filed this purported class action on January 3, 2005 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music purchased on the iTunes Music Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. Plaintiff’s complaint alleged violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business and Professions Code §16700 et seq. (the Cartwright Act), California Business and Professions Code §17200 (unfair competition), common law unjust enrichment and common law monopolization. Plaintiff seeks unspecified damages and other relief. The Company filed a motion to dismiss on February 10, 2005. On September 9, 2005, the Court denied the motion in part and granted it in part. Plaintiff filed an amended complaint on September 23, 2005 and the Company filed an answer on October 18, 2005. On May 8, 2006, the Court will hear Plaintiff’s motion for leave to file a second amended complaint that substitutes two new plaintiffs for Slattery.

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, seeking authorization to institute a class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004 but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy. A class certification hearing took place January 13, 2006. On February 24, 2006 the Court granted class certification and notice was published during the last week of March 2006.

Teleshuttle Technologies, LLC and BTG International Inc. v. Microsoft Corporation and Apple Computer, Inc.

Plaintiffs filed this case on July 20, 2004 in United States District Court for the Northern District of California alleging infringement of U.S. patent 6,557,054, entitled “Method and System for Distributing Updates by Presenting Directory of Software Available for User Installation That is Not Already Installed on User Station.” Plaintiffs filed an amended complaint on September 7, 2004, adding a second patent, U.S. patent 6,769,009 entitled “Method and System for Selecting a Personalized Set of Information Channels.” Plaintiffs seek unspecified damages and other relief. The Company filed an answer on October 18, 2004, denying all material allegations and asserting numerous affirmative defenses. On August 22, 2005, the Company filed an amended answer to add charges of inequitable conduct. The parties reached a settlement and on April 7, 2006, the Court entered an order dismissing the complaint. The matter is now concluded. Settlement of this matter did not have a material effect on the Company’s financial position or results of operations.

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

Union Federale des Consummateurs - Que Choisir v. Apple Computer France S.A.R.L. and iTunes S.A.R.L.

Plaintiff, a consumer association in France, filed this complaint on February 9, 2005 alleging that the above-listed entities are violating consumer law by (1) omitting to mention that the iPod is allegedly not compatible with music from online music services other than the iTunes Music Store and that the music from the iTunes Music Store is only compatible with the iPod and (2) allegedly tying the sales of iPods to the iTunes Music Store and vice versa. Plaintiff seeks damages, injunctive relief and other relief. The first hearing on the case took place on May 24, 2005. The Company’s response to the complaint was served on November 8, 2005. Plaintiff’s responsive pleading was filed on February 10, 2006. The Company’s reply submission is not yet due.

Wimmer v. Apple Computer, Inc. (originally filed as Tomczak v. Apple Computer, Inc. on October 19, 2005 in the United States District Court for the Northern District of California, San Jose Division; amended complaint filed October 26, 2005); Moschella, et al., v. Apple Computer, Inc. (filed October 26, 2005 United States District Court for the Northern District of California, San Jose Division); Calado, et al. v. Apple Computer, Inc. (filed October 26, 2005, Los Angeles County Superior Court); Kahan, et al., v. Apple Computer, Inc. (filed October 31, 2005, United States District Court for the Southern District of New York); Jennings, et al., v. Apple Computer, Inc. (filed November 4, 2005, United States District Court for the Northern District of California, San Jose Division); Rappel v. Apple Computer, Inc. (filed on November 23, 2005, United States District Court for the District of New Jersey); Mayo v. Apple Computer, Inc. (filed on December 7, 2005, United States District Court for the Middle District of Louisiana); Valencia v. Apple Computer, Inc. (filed on December 22, 2005, United States District Court for the Northern District of California); Williamson v. Apple Computer, Inc. (filed on December 29, 2005, United States District Court for the Middle District of Louisiana);  Sioson v. Apple Computer, Inc. (filed on February 9, 2006, San Mateo County Superior Court; First Amended Complaint filed March 16, 2006)

These federal and state court complaints allege that the Company’s iPod nano was defectively designed so that it scratches excessively during normal use, rendering the screen unreadable. The Wimmer and Moschella actions were brought on behalf of purported nationwide classes of iPod nano purchasers, with the exception of California purchasers, and allege violations of the consumer protection, express and implied warranty statutes of each state covered by the putative class definition, as well as negligent misrepresentation and unjust enrichment under the common laws of these jurisdictions. The Calado action was brought on behalf of a purported California class of iPod nano purchasers and asserts claims for alleged violation of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act (CLRA), breaches of express and implied warranties, negligent misrepresentation and unjust enrichment. The Jennings action was brought on behalf of a purported class of all iPod nano purchasers outside of the United States, based upon alleged violations of the same California statutes as in the Calado complaint. The Kahan action was brought on behalf of a purported New York class of iPod nano purchasers and alleges claims under the New York unfair competition law, breach of express warranty and unjust enrichment. The Rappel complaint is filed on behalf of a purported New Jersey class of purchasers and alleges claims under the New Jersey Consumer Fraud Acts and for breach of warranty and unjust enrichment. The Mayo and Williamson complaints were both brought on behalf of a Louisiana class of purchasers, and allege breach of warranties, unjust enrichment and violations of the Louisiana Products Liability Act. The Valencia complaint was brought on behalf of a worldwide class of purchasers and alleges breach of warranties, fraudulent concealment, violations of California’s Business & Professions Code §17200 and §17500 and the CLRA, negligent misrepresentation and unjust enrichment. The complaints seek damages and various other remedies. The Sioson complaint was brought on behalf of a purported class of California purchasers. The complaint alleges breach of express and implied warranties, unjust enrichment, fraudulent concealment, and violation of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code § 17500 (false advertising), the CLRA; it purports to seek relief based upon alleged scratching and screen cracking. The Company filed a motion for transfer and consolidation before Judicial Panel on Multi-District Litigation (MDL) to have all of the federal cases transferred to the Northern District of California and consolidated for pre-trial purposes. In an order dated April 17, 2006, the MDL Panel granted the Company’s motion and transferred the federal cases to the Northern District of California before the Honorable Ronald M. Whyte. The federal cases are all stayed pending further order by Judge Whyte following the MDL Panel’s order, and accordingly the responses to the federal complaints are not yet due. The Company’s response to the Calado complaint is not yet due. The case is stayed pending a ruling on the petition for coordination with the Sioson action. The Court has recommended coordination of these two cases in Los Angeles Superior Court.

Two similar complaints, Carpentier v. Apple Canada, Inc., and Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc. were filed in Montreal, Quebec, Canada, on October 27, 2005 and November 9, 2005, respectively, seeking authorization to institute class actions on behalf of iPod nano purchasers in Quebec. A similar complaint, Mund v. Apple Canada Inc. and Apple Computer, Inc., was filed in Ontario, Canada on January 9, 2006 seeking authorization to institute a class action on behalf of iPod nano purchasers in Canada. In the two Quebec Class Actions, a motion to stay the Royer-Brennan suit for lis pendens was heard by the Court on April 21, 2006. The parties await a decision.

Item 1A. Risk Factors

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

The Company is currently the only maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers utilizing other competing operating systems, including Windows and Linux. The Company’s future operating results and financial condition are substantially dependent on its ability to continue to develop improvements to the Macintosh platform to maintain perceived design and functional advantages over competing platforms. Additionally, if unauthorized copies of the Mac OS are used on other companies’ hardware products and result in decreased demand for the Company’s hardware products, the Company’s results of operations may be adversely affected.

The Company is currently focused on market opportunities related to digital music distribution and related consumer electronic devices, including iPods. The Company faces increasing competition from other companies promoting their own digital music products, including music enabled cell phones, distribution services, and free peer-to-peer music services. These competitors include both new entrants with different market approaches, such as subscription services models, and also larger companies that may have greater technical, marketing, distribution, and other resources than those of the Company, as well as established hardware, software, and digital content supplier relationships. In addition, certain countries have proposed or may propose in the future new legislation that would cause suppliers of technical protection measures to provide information so that content may be played on any system, which could have an impact on the Company’s ability to offer new and innovative products in a timely manner.

Failure to effectively compete could negatively affect the Company’s operating results and financial position. There can be no assurance that the Company will be able to continue to provide products and services that effectively compete in these markets or successfully distribute and sell digital content outside the U.S. The Company may also have to respond to price competition by lowering prices and/or increasing features which could adversely affect the Company’s music product gross margins as well as overall Company gross margins.

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

In June 2005, the Company announced its intention to transition from the use of PowerPC microprocessors to the use of Intel microprocessors in all of its Macintosh computers by the end of calendar year 2007. As of April 1, 2006, the Company has introduced the new iMac®, MacBook Pro™, and Mac® mini computers, which run on Intel microprocessors. The Company now expects to complete this transition by the end of calendar year 2006. This transition is subject to numerous risks and uncertainties, including the Company’s ability to timely develop and deliver new products using Intel microprocessors, the timely innovation and delivery of related hardware and software products, including the Company’s applications, to support Intel microprocessors, market acceptance of Intel-based Macintosh computers, the development and availability on acceptable terms of components and services essential to enable the Company to timely deliver Intel-based Macintosh computers, and the effective management of inventory levels in line with anticipated product demand for both PowerPC and Intel-based Macintosh computers. In addition, the Company is dependent on third-party software developers such as Microsoft and Adobe continuing to support current applications that run on PowerPC-based computers and timely developing versions of current and future applications that run on Intel and PowerPC-based Macintosh computers. Microsoft and Adobe have announced that their Universal versions of Microsoft Office and Creative Suite applications, respectively, may not be available until calendar year 2007. The Company’s inability to timely deliver new Intel-based products or obtain developer commitment both to continue supporting applications that run on PowerPC microprocessors and timely transition their applications to run natively on Intel-based products may have an adverse impact on the Company’s results of operations. The Company’s ongoing transition to Intel microprocessors has negatively impacted and may continue to negatively impact sales of current and future Macintosh products containing PowerPC microprocessors, as customers may elect to delay purchases until the Intel-based products are available. Additionally, there can be no assurance that the Company will be able to maintain its historical gross margin percentages on its products, including Intel-based Macintosh computers, which may adversely impact the Company’s results of operations.

Future operating results are dependent upon the Company’s ability to obtain a sufficient supply of components, including microprocessors, some of which are in short supply or available only from limited sources.

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including microprocessors and ASICs are currently obtained by the Company from single or limited sources. Some key components (including without limitation DRAM, NAND flash-memory, and TFT-LCD flat-panel displays), while currently available to the Company from multiple sources, are at times subject to industry-wide availability and pricing pressures. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers’ yields have matured. The Company and other producers in the personal computer industry also compete for various components with other industries that have experienced increased demand for their products. The Company uses some components that are not common to the rest of the personal computer industry including certain microprocessors and ASICs. Continued availability of these components may be affected if producers decided to concentrate on the production of components other than those customized to meet the Company’s requirements. If the supply of a key component were delayed or constrained on a new or existing product, the Company’s results of operations and financial condition could be adversely affected.

The Company’s ability to produce and market competitive products is dependent on the ability and desire of IBM and Freescale Semiconductor, Inc. (Freescale) to supply PowerPC G4 and G5 microprocessors and Intel to supply its microprocessors for the Company’s Macintosh computers and to provide the Company with a sufficient supply of microprocessors with price/performance features that compare favorably to those supplied to the Company’s competitors. While the Company has supply agreements with IBM and Freescale, the Company’s recent announcement of plans to transition to Intel microprocessors may impact the continued availability on acceptable terms of certain components and services, including PowerPC G4 and G5 microprocessors, which are essential to the Company’s business and are currently obtained by the Company from sole or limited sources. Additionally, there have been instances in recent years where the inability of the Company’s suppliers to provide advanced PowerPC microprocessors in sufficient quantity has had significant adverse effects on the Company’s results of operations. In addition, IBM is currently the Company’s sole supplier of the PowerPC G5 processor, which is used in the Company’s current Power Mac and Xserve products. Freescale is the sole supplier of the PowerPC G4 processor, which is used in the Company’s eMac, and iBook products. Manufacturing problems experienced by any of the Company’s suppliers in the future or failure by them to deliver components to the Company in sufficient quantities with competitive price/performance features could adversely affect the Company’s results of operations and financial condition.

The Company must successfully manage frequent product introductions and transitions to remain competitive and effectively stimulate customer demand.

Due to the highly volatile and competitive nature of the personal computer and consumer electronics industries, which are characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies, enhance existing products to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of the Company’s existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; the Company’s ability to manage the risks associated with product transitions, including the transition to Intel-based Macintosh computers, and production ramp issues; the availability of application software for new products; the effective management of purchase commitments and inventory levels in line with anticipated product demand, including anticipated demand for PowerPC-based and Intel-based Macintosh computers; the availability of products in appropriate quantities to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect that new products will have on its sales or results of operations.

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

Final assembly of products sold by the Company is currently performed in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California, Fullerton, California, Taiwan, the Republic of Korea, the People’s Republic of China, and the Czech Republic. Currently, manufacturing of many of the components used in the Company’s products is performed by third-party vendors in Taiwan, China, Japan, Korea, and Singapore. Final assembly of substantially all of the Company’s portable products including MacBook Pro, iBooks, and iPods is performed by third-party vendors in China. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, labor, environmental, public health, or political issues, or due to information technology system failures or military actions, the Company’s results of operations and financial condition could be adversely affected.

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

The Company contracts with third parties to offer their digital content to customers through the Company’s iTunes Music Store. The Company pays substantial fees to obtain the rights to offer to its customers this third-party digital content. The Company’s licensing arrangements with these third-party content providers are short-term in nature and do not guarantee the future renewal of these arrangements at commercially reasonable terms, if at all. Certain parties in the music industry have consolidated and formed alliances, which could limit the availability and increase the fees required to offer digital content to customers through the iTunes Music Store. Further, some third-party content providers currently, or may in the future, offer music products and services that compete with the Company’s music products and services, and could take action to make it more difficult or impossible for the Company to license their digital content in the future. If the Company is unable to continue to offer a wide variety of digital content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach outside the U.S., then sales and gross margins of the Company’s iTunes Music Store, as well as related hardware and peripherals, including iPods, may be adversely affected.

Third-party content providers and artists require that the Company provide certain digital rights management solutions and other security mechanisms. If the requirements from content providers or artists change, then the Company may be required to further develop or license technology to address such new rights and requirements. In addition, certain countries have proposed or may propose in the future new legislation that would cause suppliers of technical protection measures to provide information so that content may be played on any system, which could lessen the protection of content subjecting it to piracy and could affect arrangements with the Company’s content suppliers. There is no assurance that the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner, if at all, which could have a materially adverse effect on the Company’s operating results and financial position.

The Company’s future performance is dependent upon support from third-party software developers. If third-party software applications cease to be developed or available for the Company’s hardware products, then customers may choose not to buy the Company’s products.

The Company believes that decisions by customers to purchase the Company’s personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software for particular applications such as Microsoft Office. The Company also believes the availability of third-party application software for the Company’s hardware products depends in part on third-party developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products versus software for the larger Windows market or growing Linux market. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the minority market share held by the Company in the personal computer market has caused software developers to question the Company’s prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market or growing Linux market. The Company’s recent announcement that it plans to add a feature to the next version of Mac OS X that will enable Intel-based Macs to run Windows XP may deter developers from creating software applications for Mac OS X if such applications are available for the Windows platform.  Moreover, there can be no assurance software developers will continue to develop software for Mac OS X, the Company’s operating system, on a timely basis or at all.

In June 2005, the Company announced its plan to begin using Intel microprocessors in its Macintosh computers and as of April 1, 2006, the Company had introduced the new iMac®, MacBook™ Pro, and Mac® mini computers, which run on Intel microprocessors. The Company expects to complete this transition to Intel microprocessors for all of its Macintosh computers by the end of calendar year 2006. The Company depends on third-party software developers to timely develop current and future applications that run on Intel and PowerPC microprocessors. Microsoft and Adobe have announced that their Universal versions of Microsoft Office and Creative Suite applications, respectively, may not be available until calendar year 2007. The Company’s inability to timely deliver new Intel-based products, or a decline in available applications that run on the Company’s PowerPC products or the lack of applications that run on Intel-based Macintosh systems could have a materially adverse effect on the Company’s operating results and financial position.

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

Because of technological changes in the computer and consumer electronics industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time-consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company’s future operating results and financial condition could be adversely affected. Information regarding certain claims and litigation involving the Company related to alleged patent infringement and other matters is set forth in Part II, Item 1 of this Form 10-Q and Part I, Item 3 of the 2005 Form 10-K. In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would individually or in the aggregate have a material adverse effect on its results of operations, or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part II, Item 1 of this Form 10-Q or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

The Company’s retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through April 30, 2006, the Company had opened 142 retail stores. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 20 years, the majority of which are for 10 years. The Company could incur substantial costs should it choose to terminate this initiative or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of depreciation on store construction costs and lease expense. As a result, significant losses would result should the Retail segment experience a significant decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened seven such stores through April 2006. Because of their location and size, these high profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 14 years with total remaining commitments per location ranging from $4 million to $48 million. Closure or poor performance of one of these high profile stores could have a particularly significant negative impact on the Company’s results of operations and financial condition.

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

The Company’s professional products, including MacBook Pro and Power Mac systems, software, accessories, and service and support contracts, generally have higher gross margins than the Company’s consumer products, including the iMac, Mac mini, iBook, iPod, and content from the iTunes Music Store. A shift in sales mix away from higher margin professional products towards lower margin consumer products could adversely affect the Company’s future gross margin and operating margin percentages. The Company’s traditional professional customers may choose to buy consumer products, specifically the iMac and iBook, instead of professional products. Professional users may choose to buy the iMac due to its relative price performance, use of a more powerful Intel microprocessor, and unique design featuring a flat panel screen. Professional users may also choose to purchase iBooks instead of the Company’s professional-oriented portable products due to their price performance and screen size. Additionally, significant future growth in iPod sales without corresponding growth in higher margin product sales could also reduce gross margin and operating margin percentages.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. The Company’s direct sales, primarily through its retail and online stores, generally have higher associated profitability than its indirect sales. Additionally, the Company’s direct channels have traditionally had more sales of software and higher priced hardware products, which generally have higher gross margins, than its indirect channels. As a result, the Company’s gross margin and operating margin percentages, as well as overall profitability may be adversely impacted as a result of a shift in product, geographic or channel mix, or new product announcements, including the transition to Intel-based Macintosh computers. In addition, the Company generally sells more product during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer industry. This sales pattern can produce pressure on the Company’s internal infrastructure during the third month of a quarter and may adversely impact the Company’s ability to predict its financial results accurately. Furthermore, the Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to other quarters in the fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components suppliers, or manufacturing partners, can have significant adverse impacts on the Company and its results of operations and financial condition.

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

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant effect on the Company’s results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS No. 123R, which the Company adopted in the first quarter of 2006. In the second quarter and first six months of 2006, stock-based compensation expense reduced diluted earnings per common share by approximately $0.03 and $0.07, respectively. Although the effect from the adoption of SFAS No. 123R is expected to continue to have a material impact on the Company’s results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

Changes in the Company’s tax rates could affect its future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or by changes in tax laws or their interpretation. In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the Company’s results of operations and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2006 – February 4, 2006	—	—	—	—
February 5, 2006 – March 4, 2006	—	—	—	—
March 5, 2006 – April 1, 2006 (1)	4,573,553	$64.66	4,573,553	$283

(1)          During the second quarter of 2006, the Company withheld a total of 4.6 million shares of its common stock at a price of $64.66 per share related to the net-share settlement upon vesting of restricted stock to pay the CEO’s minimum statutory obligation for the applicable income and other employment taxes. This share withholding was not part of the Company’s authorized stock repurchase plan. In addition, during the second quarter of 2006, 2.4 million restricted stock units vested, of which the Company withheld 954,079 shares in order to pay the employees’ tax obligations to taxing authorities. The number of shares withheld was based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price of $59.96. These restricted stock units are not registered pursuant to section 12 of the Exchange Act and were not part of the Company’s authorized stock repurchase plan.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on April 27, 2006. Proposals 1 and 2 were approved. Proposal 3 was not approved. The results are as follows:

Proposal 1

The following directors were elected at the meeting to serve a one-year term as directors:

	For	Authority Withheld
Fred D. Anderson	702,719,143	15,374,778
William V. Campbell	702,951,247	15,142,674
Millard S. Drexler	703,091,225	15,002,696
Albert A. Gore, Jr.	701,039,068	17,054,853
Steven P. Jobs	703,459,852	14,634,069
Arthur D. Levinson	703,152,546	14,941,375
Jerome B. York	703,176,234	14,917,687

Proposal 2

Ratification of appointment of KPMG LLP as the Company’s independent auditors for fiscal year 2006.

For	Against	Abstained
700,315,183	10,953,333	6,825,408

Proposal 3

A shareholder proposal requesting that the Board of Directors prepare a report studying ways to improve its computer recycling programs.

For	Against	Abstained	Broker Non-Vote
44,893,528	436,426,142	64,821,205	171,953,049

The proposals above are described in detail in the Company’s definitive proxy statement dated March 13, 2006, for the Annual Meeting of Shareholders held on April 27, 2006.

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

May 4, 2006	APPLE COMPUTER, INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and
Chief Financial Officer