Form 10-Q
period 2006-07-01
APPLE COMPUTER INC
filed 2006-12-29
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

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

Yes ☐ No ☒

859,273,757 shares of common stock issued and outstanding as of December 13, 2006

Explanatory Note

In this Form 10-Q, Apple Computer, Inc. (“Apple” or “the Company”) is restating its condensed consolidated balance sheet as of September 24, 2005, the related consolidated statements of operations for the three and nine months ended June 25, 2005, and the related consolidated statement of cash flows for the nine months ended June 25, 2005.  In the Company’s Form 10-K for the year ended September 30, 2006 to be filed with the Securities and Exchange Commission (the “2006 Form 10-K”), the Company is restating its consolidated balance sheet as of September 24, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 24, 2005 and September 25, 2004, and each of the quarters in fiscal year 2005.

The Company’s 2006 Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended September 2005, 2004, 2003, and 2002, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended September 24, 2005 and September 25, 2004.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

On June 29, 2006, the Company announced that an internal review had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, including a grant to its Chief Executive Officer (“CEO”) Steve Jobs.  The Company also announced that a Special Committee of outside directors (“Special Committee”) had been formed and had hired independent counsel to conduct a full investigation of the Company’s past stock option granting practices.  On October 4, 2006, the Company announced the key results of the Special Committee’s investigation, which are set forth in the Company’s Form 8-K filed on that date.

As a result of the internal review and the independent investigation, management has concluded, and the Audit and Finance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods.  Therefore, the Company has recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and the Company is restating previously filed financial statements in this Form 10-Q and the 2006 Form 10-K.  These adjustments, after tax, amounted to $4 million, $7 million, and $10 million in fiscal years 2006, 2005 and 2004, respectively.  The adjustment to 2006 was recorded in the fourth quarter of fiscal year 2006 due to its insignificance.

The independent counsel and its forensic accountants (“Investigative Team”) reviewed the facts and circumstances surrounding stock option grants made on 259 dates. The Investigative Team spent over 26,500 person-hours searching more than one million physical and electronic documents and interviewing more than 40 current and former directors, officers, employees, and advisors.  Based on a review of the totality of evidence and the applicable law, the Special Committee found no misconduct by current management. The Special Committee’s investigation identified a number of grants for which grant dates were intentionally selected in order to obtain favorable exercise prices.  The terms of these and certain other grants, as discussed below, were finalized after the originally assigned grant dates.  The Special Committee concluded that the procedures for granting, accounting for, and reporting stock option grants did not include sufficient safeguards to prevent manipulation. Although the investigation found that CEO Steve Jobs was aware or recommended the selection of some favorable grant dates, he did not receive or financially benefit from these grants or appreciate the accounting implications. The Special Committee also found that the investigation had raised serious concerns regarding the actions of two former officers in connection with the accounting, recording and reporting of stock option grants.

Based on the evidence and findings from the Company’s internal review and the Special Committee’s independent investigation, an analysis was performed of the measurement dates for the 42,077 stock option grants made on 259 dates between October 1996 and January 2003 (the “relevant period”). The Company believes that the analysis was properly limited to the relevant period. In addition to analyzing all grants made during the relevant period, the Company sampled certain grants between 1994 and 1997 and found none that required accounting adjustments. The first grants for which stock-based compensation expense is required are dated December 29, 1997. The Company also examined grants made after the relevant period and found none that required accounting adjustments.

Moreover, in the years after 2002, Apple made significant changes in its stock option granting practices in response to evolving legal, regulatory and accounting requirements.

Consistent with the accounting literature and recent guidance from the Securities and Exchange Commission (“SEC”), the grants during the relevant period were organized into categories based on grant type and process by which the grant was finalized. The Company analyzed the evidence related to each category of grants including, but not limited to, electronic and physical documents, document metadata, and witness interviews.  Based on the relevant facts and circumstances, the Company applied the controlling accounting standards to determine, for every grant within each category, the proper measurement date.  If the measurement date is not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects.

The 42,077 grants were classified as follows: (1) 17 grants to persons elected or appointed to the Board of Directors (“director grants”); (2) 3,892 grants to employees under the Monday/Tuesday Plan described below (“Monday/Tuesday grants”); (3) 27,096 grants made in broad-based awards to large numbers of employees, usually on an annual basis (“focal grants”); (4) 9,988 other grants ratified at meetings of the Board or Compensation Committee (“meeting grants”); (5) 1,082 other grants ratified by unanimous written consent (“UWC”) of the Board or Compensation Committee (“other UWC grants”); and (6) two grants to the CEO (“CEO grants”).  All references to the number of option shares, option exercise prices and share prices in this Explanatory Note have not been adjusted for any subsequent stock splits.

With the exception of director grants, all stock option grants were subject to ratification by the Board or Compensation Committee at a meeting or by UWC.  Following approval of the grants at a meeting or by UWC, the Company’s legal staff would prepare a Secretary’s Certificate certifying the ratification of the grants.  Based on the facts and circumstances described below, the Company has concluded that the recipients and terms of certain grants were fixed for accounting purposes before ratification pursuant to parameters previously approved by the Board or Compensation Committee through the Monday/Tuesday Plan and the focal process.  As further discussed below, within these parameters, management had the authority to determine the recipients and terms for each grant.  Thus, the Company has concluded that the measurement dates for these grants occurred when management’s process for allocating these grants was completed and the grants were ready for ratification, which was considered perfunctory.  With regard to all other grants, the Company has concluded that the grants were finalized and the measurement dates occurred when the grants were ratified.  For many grants, however, the dates of ratification cannot be established because the dates the UWCs were executed by the Board or Compensation Committee members or received by the Company are not available.  For such grants, the Company has concluded that the date of the preparation of the Secretary’s Certificate is the best alternative for determining the actual date of ratification.

As discussed below, the Company’s analysis determined that the originally assigned grant dates for 6,428 grants on 42 dates are not the proper measurement dates.  Accordingly, after accounting for forfeitures, the Company has recognized stock-based compensation expense of $105 million on a pre-tax basis over the respective awards’ vesting terms. No adjustments were required for the remaining 35,649 grants.  The adjustments were determined by category as follows:

Director Grants – Seventeen director grants were made during the relevant period.  Two director grants were made pursuant to a 1997 plan that dated the grants on the enactment of the plan.  The remaining fifteen grants were automatically made under the Director Stock Option Plan for non-employee directors, which was approved by shareholders in 1998, on the date of a director’s election or appointment to the Board and on subsequent anniversaries, beginning on the fourth anniversary.  Accordingly, the analysis determined that the originally assigned grant date for each director grant is the measurement date, and no accounting adjustments are required.

Monday/Tuesday Grants – Beginning in December 1998, 3,892 new hire grants and grants for promotion and retention purposes (“promotion/retention grants”) were made during the relevant period under the “Monday/Tuesday Plan.”  Under the Monday/Tuesday Plan, new hire grants made within pre-established guidelines approved by the Board or Compensation Committee were dated on the Monday that the recipient started work (or the following Monday, if the recipient started on another day). The Company’s analysis showed this process to be reliable with very low error rates.  Promotion/retention grants, also based on pre-established guidelines, were made generally on the first Tuesday of each month. The Company has concluded that the new hire and promotion/retention grants made pursuant to the Monday/Tuesday Plan within pre-established guidelines do not require adjustment, with the exception of six grants that were erroneously dated before the employees’ start dates. For 120 new hire and promotion/retention grants made outside the guidelines, however, the Company has concluded that the measurement dates are the dates of ratification by the Board or Compensation Committee rather than the dates used for grants within guidelines.  Accordingly, based on the methodology described above, the Company has recognized stock-based compensation expense of $6 million from 126 grants.  If other dates in the period between the preparation of the UWC and the preparation of the Secretary’s Certificate had been used as measurement dates for grants whose actual ratification dates are unknown, the total stock-based compensation expense would have ranged from approximately $3 million to $7 million.

Focal Grants – During the relevant period, 27,096 focal grants were made to employees typically on an annual basis as part of an extensive process that required several months to complete. Pursuant to limits, guidelines and practices previously approved by the Board or Compensation Committee, managers throughout the Company would make recommendations for grants to employees in their areas of responsibility.  After senior management had determined that the grants were made in accordance with these established limits, guidelines and practices, management treated the grants as final when they were submitted to the Board or Compensation Committee for ratification.  The Company has concluded that for 5,595 grants on five dates, the originally assigned grant dates are not the proper measurement dates.  For these grants, management’s process for finalizing the grants was completed after the originally assigned grant dates.  As a result, the Company has recognized $29 million of stock-based compensation expense.  For two of the five grant dates comprising 3,744 grants, the evidence shows that the grants were finalized and the measurement date occurred one day after the originally assigned grant dates.  The grants on these two dates represent more than $16 million of the total $29 million of stock-based compensation expense resulting from focal grants.

Other Meeting Grants – During the relevant period, meetings of the Board or Compensation Committee were held to ratify 9,988 grants that are not Monday/Tuesday, focal or CEO grants. The grant dates and measurement dates for these grants are the meeting dates when the grants were ratified, with the exception of 46 grants.   Forty-two of these 46 grants are dated concurrent with a meeting that considered and approved certain grants, but the evidence indicates that all of the grants may not have been finalized until a later date.  One of the 46 grants was approved and dated at another meeting, but the recipient, who was becoming employed by the Company as part of a corporate acquisition, did not start until a later date. Two other grants were approved before the employees’ start dates.  Another grant was mistakenly cancelled and subsequently reinstated, requiring an accounting adjustment. Thus, for these 46 grants the Company has concluded that the originally assigned grant dates are not the proper measurement dates.  As a result, the Company has recognized $2 million of stock-based compensation expense.

Other UWC Grants – During the relevant period, 1,082 grants were approved by UWCs for a variety of purposes, including executive recruitment, retention, promotion and new hires outside the Monday/Tuesday process. These grants were not made pursuant to pre-established guidelines adopted by the Board or Compensation Committee. Therefore, the Company has concluded that these grants were not finalized for accounting purposes until ratification by the Board or Compensation Committee. Accordingly, for 660 grants, the Company has concluded that the originally assigned grant dates are not the proper measurement dates. As a result, the Company has recognized $48 million of stock-based compensation expense. If other dates in the period from the preparation of the UWC to the preparation of the Secretary’s Certificate had been used as measurement dates for grants whose actual ratification dates are unknown, the total stock-based compensation would have ranged from approximately $35 million to $56 million.

CEO Grants – During the relevant period, the Company made two grants to CEO Steve Jobs.  The first grant, dated January 12, 2000, was for 10 million option shares.  The second grant, dated October 19, 2001, was for 7.5 million option shares. Both grants were cancelled in March 2003 prior to being exercised, when Mr. Jobs received 5 million shares of restricted stock.

With respect to the grant dated January 12, 2000, the Board on December 2, 1999, authorized a special “CEO Compensation Committee” to grant Mr. Jobs up to 15 million shares.  The evidence indicates that the CEO Compensation Committee finalized the terms of the grant on January 12, 2000, although the Committee’s action was memorialized in a UWC transmitted on January 18, 2000. Because the measurement date is the originally assigned grant date, the Company has not recognized any stock-based compensation expense from this grant. If the Company had determined that the measurement date was the date when the UWC was executed or received, then additional stock-based compensation would have been recognized.

The grant dated October 19, 2001 was originally approved at a Board meeting on August 29, 2001, with an exercise price of $17.83.  The terms of the grant, however, were not finalized until December 18, 2001.  The grant was dated October 19, 2001, with an exercise price of $18.30.  The approval for the grant was improperly recorded as occurring at a special Board meeting on October 19, 2001.  Such a special Board meeting did not occur.  There was no evidence, however, that any current member of management was aware of this irregularity.  The Company has recognized $20 million in stock-based compensation expense for this grant, reflecting the difference between the exercise price of $18.30 and the share price on December 18, 2001 of $21.01.

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in millions):

Fiscal Year	Pre-Tax Expense (Income)	After Tax Expense

1998	$(1)	$—
1999	8	6
2000	13	9
2001	19	13
2002	29	23
2003	16	12
2004	13	10
2005	7	7
2006	1	4

Total	$105	$84

Additionally, the Company has restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 1 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q and in Note 1 of the Notes to Consolidated Financial Statements of the 2006 Form 10-K to reflect the impact of these adjustments.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
		As Restated (1)		As Restated (1)

Net sales	$4,370	$3,520	$14,478	$10,253
Cost of sales (2)	3,045	2,476	10,292	7,246
Gross margin	1,325	1,044	4,186	3,007

Operating expenses:
Research and development (2)	175	145	533	388
Selling, general, and administrative (2)	584	473	1,808	1,393

Total operating expenses	759	618	2,341	1,781

Operating income	566	426	1,845	1,226

Other income and expense	95	46	252	105

Income before provision for income taxes	661	472	2,097	1,331

Provision for income taxes	189	153	650	431

Net income	$472	$319	$1,447	$900

Earnings per common share:
Basic	$0.55	$0.39	$1.72	$1.12
Diluted	$0.54	$0.37	$1.65	$1.05

Shares used in computing earnings per share (in thousands):
Basic	851,375	815,092	840,759	804,098
Diluted	876,368	860,803	876,971	853,238

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

(2) Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$6	$—	$16	$2
Research and development	$12	$2	$40	$5
Selling, general, and administrative	$19	$10	$67	$30

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share amounts)

	July 1, 2006	September 24, 2005
		As Restated (1)
ASSETS:

Current assets:
Cash and cash equivalents	$8,013	$3,491
Short-term investments	1,163	4,770
Accounts receivable, less allowances of $51 and $46, respectively	1,089	895
Inventories	213	165
Deferred tax assets	491	331
Other current assets	1,522	648
Total current assets	12,491	10,300
Property, plant, and equipment, net	1,197	817
Goodwill	38	69
Acquired intangible assets, net	37	27
Other assets	1,351	303
Total assets	$15,114	$11,516

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$2,513	$1,779
Accrued expenses	2,510	1,708
Total current liabilities	5,023	3,487
Non-current liabilities	761	601
Total liabilities	5,784	4,088

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 852,987,629 and 835,019,364 shares issued and outstanding, respectively	4,249	3,564
Deferred stock compensation	—	(61)
Retained earnings	5,065	3,925
Accumulated other comprehensive income	16	—
Total shareholders’ equity	9,330	7,428
Total liabilities and shareholders’ equity	$15,114	$11,516

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE COMPUTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	July 1, 2006	June 25, 2005
		As Restated (1)

Cash and cash equivalents, beginning of the period	$3,491	$2,969

Operating Activities:
Net income	1,447	900
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	159	128
Stock-based compensation expense	123	37
Provision for deferred income taxes	201	—
Excess tax benefits from stock options	—	279
Gain on sale of PowerSchool net assets	(4)	—
Loss on disposition of property, plant, and equipment	5	6
Changes in operating assets and liabilities:
Accounts receivable	(194)	(53)
Inventories	(48)	(92)
Other current assets	(880)	(11)
Other assets	(1,113)	(17)
Accounts payable	734	79
Other liabilities	735	527
Cash generated by operating activities	1,165	1,783
Investing Activities:
Purchases of short-term investments	(4,393)	(7,624)
Proceeds from maturities of short-term investments	7,827	5,108
Proceeds from sales of short-term investments	175	582
Purchases of long-term investments	(12)	—
Proceeds from sale of PowerSchool net assets	40	—
Purchases of property, plant, and equipment	(512)	(164)
Other	(39)	(29)
Cash generated by (used for) investing activities	3,086	(2,127)
Financing Activities:
Proceeds from issuance of common stock	286	469
Excess tax benefits from stock-based compensation	339	—
Repurchases of common stock	(354)	—
Cash generated by financing activities	271	469
Increase in cash and cash equivalents	4,522	125
Cash and cash equivalents, end of the period	$8,013	$3,094

Supplemental cash flow disclosure:

Cash paid for income taxes, net	$108	$108

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE COMPUTER, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Apple Computer, Inc. and its wholly-owned subsidiaries (“Apple” or “the Company”) designs, manufactures, and markets personal computers and related software, services, peripherals, and networking solutions.  The Company also designs, develops, and markets a line of portable digital music players along with related accessories and services including the online sale of third-party audio and video products.  The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers.  In addition, the Company sells a variety of third-party Macintosh and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores.  The Company sells to education, consumer, creative professional, business, and government customers.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2006, included in the 2006 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission  (the “2006 Form 10-K”).

Typically, the Company’s fiscal year ends on the last Saturday of September. Fiscal year 2005 was a 52-week year. However, approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its first fiscal quarter. The Company added this additional week in the first fiscal quarter of its fiscal year 2006.  Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Software Development Costs

Research and development costs are generally expensed as incurred.  Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, Computer Software to be Sold, Leased, or Otherwise Marketed. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally all software development costs have been expensed as incurred.

In 2004, the Company began incurring substantial development costs associated with Mac OS X version 10.4 Tiger (“Tiger”) subsequent to achievement of technological feasibility as evidenced by public demonstration in August 2004 and the subsequent release of a developer beta version of the product. During the first nine months of 2005, the Company capitalized $29.7 million of costs associated with the development of Tiger.  In accordance with SFAS No. 86, amortization of this asset to cost of sales began in April 2005 when the Company started shipping Tiger and is being recognized on a straight-line basis over a three-year estimated useful life.

Stock-Based Compensation

On September 25, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method.  The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on September 25, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to September 25, 2005 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized incremental stock-based compensation expense of $28 million and $86 million during the third quarter and first nine months of 2006, respectively, as a result of the adoption of SFAS No. 123R.  In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the condensed consolidated statement of cash flows.

No stock-based compensation costs have been capitalized as of July 1, 2006.  The income tax benefit related to stock-based compensation expense was $10 million and $36 million for the three and nine months ended July 1, 2006, respectively. As of July 1, 2006, $384.5 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 3.08 years.

SFAS No. 123R prohibits recognition of a deferred tax asset for an excess tax benefit that has not been realized. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.  In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit, the foreign tax credit, and the domestic manufacturing deduction through the income statement.

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

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine months ended June 25, 2005 (in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	6/25/05	6/25/05
	As Restated (1)	As Restated (1)

Net income	$319	$900

Add: Stock-based employee compensation expense included in reported net income, net of tax	11	33
Deduct: Stock-based employee compensation expense determined under the fair-value-based method for all awards, net of tax	(29)	(87)

Net income - pro forma	$301	$846

Net income per common share
Basic	$0.39	$1.12
Diluted	$0.37	$1.05

Net income per common share - pro forma
Basic	$0.37	$1.05
Diluted	$0.35	$0.99

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements.”

Further information regarding stock-based compensation can be found in Note 8.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, restricted stock, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options, restricted stock, and restricted stock units.  Additionally, the exercise of employee stock options and the vesting of restricted stock and restricted stock units can result in a greater dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended		Nine Months Ended
	7/1/06	6/25/05	7/1/06	6/25/05
		As Restated (1)		As Restated (1)

Numerator (in millions):

Net income	$472	$319	$1,447	$900

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	851,375	815,092	840,759	804,098
Effect of dilutive options, restricted stock units, and restricted stock	24,993	45,711	36,212	49,140

Denominator for diluted earnings per share	876,368	860,803	876,971	853,238

Basic earnings per share	$0.55	$0.39	$1.72	$1.12

Diluted earnings per share	$0.54	$0.37	$1.65	$1.05

Potentially dilutive securities representing approximately 3.0 million and 1.4 million shares (as restated(1)) of common stock for the quarters ended July 1, 2006 and June 25, 2005, respectively, and 3.3 million and 2.5 million shares (as restated(1)) of common stock for the nine months ended July 1, 2006 and June 25, 2005, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include stock options, unvested restricted stock and restricted stock units.

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements.”

Note 2 – Restatement of Condensed Consolidated Financial Statements

In this Form 10-Q, the Company is restating its condensed consolidated balance sheet as of September 24, 2005, the related consolidated statements of operations for the three and nine months ended June 25, 2005, and the related consolidated statement of cash flows for the nine months ended June 25, 2005.  In the Company’s Form 10-K for the year ended September 30, 2006 to be filed with the Securities and Exchange Commission (the “2006 Form 10-K”), the Company is restating its consolidated balance sheet as of September 24, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 24, 2005 and September 25, 2004, and each of the quarters in fiscal year 2005.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

On June 29, 2006, the Company announced that an internal review had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, including a grant to its Chief Executive Officer (“CEO”) Steve Jobs.  The Company also announced that a Special Committee of outside directors (“Special Committee”) had been formed and had hired independent counsel to conduct a full investigation of the Company’s past stock option granting practices.

As a result of the internal review and the independent investigation, management has concluded, and the Audit and Finance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods.  Therefore, the Company has recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and the Company is restating previously filed financial statements in this Form 10-Q and the 2006 Form 10-K.  These adjustments, after tax, amounted to $4 million, $7 million, and $10 million in fiscal years 2006, 2005 and 2004, respectively.  The adjustment to 2006 was recorded in the fourth quarter of fiscal year 2006 due to its insignificance.

The independent counsel and its forensic accountants (“Investigative Team”) reviewed the facts and circumstances surrounding stock option grants made on 259 dates. Based on a review of the totality of evidence and the applicable law, the Special Committee found no misconduct by current management. The Special Committee’s investigation identified a number of grants for which grant dates were intentionally selected in order to obtain favorable exercise prices.  The terms of these and certain other grants, as discussed below, were finalized after the originally assigned grant dates.  The Special Committee concluded that the procedures for granting, accounting for, and reporting stock option grants did not include sufficient safeguards to prevent manipulation. Although the investigation found that CEO Steve Jobs was aware or recommended the selection of some favorable grant dates, he did not receive or financially benefit from these grants or appreciate the accounting implications. The Special Committee also found that the investigation had raised serious concerns regarding the actions of two former officers in connection with the accounting, recording and reporting of stock option grants.

Based on the evidence and findings from the Company’s internal review and the Special Committee’s independent investigation, an analysis was performed of the measurement dates for the 42,077 stock option grants made on 259 dates between October 1996 and January 2003 (the “relevant period”). The Company believes that the analysis was properly limited to the relevant period. In addition to analyzing all grants made during the relevant period, the Company sampled certain grants between 1994 and 1997 and found none that required accounting adjustments. The first grants for which stock-based compensation expense is required are dated December 29, 1997. The Company also examined grants made after the relevant period and found none that required accounting adjustments.  Moreover, in the years after 2002, Apple made significant changes in its stock option granting practices in response to evolving legal, regulatory and accounting requirements.

Consistent with the accounting literature and recent guidance from the Securities and Exchange Commission (“SEC”), the grants during the relevant period were organized into categories based on grant type and process by which the grant was finalized. The Company analyzed the evidence related to each category of grants including, but not limited to, electronic and physical documents, document metadata, and witness interviews.  Based on the relevant facts and circumstances, the Company applied the controlling accounting standards to determine, for every grant within each category, the proper measurement date.  If the measurement date is not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects.

The 42,077 grants were classified as follows: (1) 17 grants to persons elected or appointed to the Board of Directors (“director grants”); (2) 3,892 grants to employees under the Monday/Tuesday Plan described below (“Monday/Tuesday grants”); (3) 27,096 grants made in broad-based awards to large numbers of employees, usually on an annual basis (“focal grants”); (4) 9,988 other grants ratified at meetings of the Board or Compensation Committee (“meeting grants”); (5) 1,082 other grants ratified by unanimous written consent (“UWC”) of the Board or Compensation Committee (“other UWC grants”); and (6) two grants to the CEO (“CEO grants”).  All references to the number of option shares, option exercise prices and share prices in this Note 2 have not been adjusted for any subsequent stock splits.

With the exception of director grants, all stock option grants were subject to ratification by the Board or Compensation Committee at a meeting or by UWC.  Following approval of the grants at a meeting or by UWC, the Company’s legal staff would prepare a Secretary’s Certificate certifying the ratification of the grants.  Based on the facts and circumstances described below, the Company has concluded that the recipients and terms of certain grants were fixed for accounting purposes before ratification pursuant to parameters previously approved by the Board or Compensation Committee through the Monday/Tuesday Plan and the focal process.  As further discussed below, within these parameters, management had the authority to determine the recipients and terms for each grant.  Thus, the Company has concluded that the measurement dates for these grants occurred when management’s process for allocating these grants was completed and the grants were ready for ratification, which was considered perfunctory.  With regard to all other grants, the Company has concluded that the grants were finalized and the measurement dates occurred when the grants were ratified.  For many grants, however, the dates of ratification cannot be established because the dates the UWCs were executed by the Board or Compensation Committee members or received by the Company are not available.  For such grants, the Company has concluded that the date of the preparation of the Secretary’s Certificate is the best alternative for determining the actual date of ratification.

As discussed below, the Company’s analysis determined that the originally assigned grant dates for 6,428 grants on 42 dates are not the proper measurement dates.  Accordingly, after accounting for forfeitures, the Company has recognized stock-based compensation expense of $105 million on a pre-tax basis over the respective awards’ vesting terms. No adjustments were required for the remaining 35,649 grants.  The adjustments were determined by category as follows:

Director Grants – Seventeen director grants were made during the relevant period.  Two director grants were made pursuant to a 1997 plan that dated the grants on the enactment of the plan.  The remaining fifteen grants were automatically made under the Director Stock Option Plan for non-employee directors, which was approved by shareholders in 1998, on the date of a director’s election or appointment to the Board and on subsequent anniversaries, beginning on the fourth anniversary.  Accordingly, the analysis determined that the originally assigned grant date for each director grant is the measurement date, and no accounting adjustments are required.

Monday/Tuesday Grants – Beginning in December 1998, 3,892 new hire grants and grants for promotion and retention purposes (“promotion/retention grants”) were made during the relevant period under the “Monday/Tuesday Plan.”  Under the Monday/Tuesday Plan, new hire grants made within pre-established guidelines approved by the Board or Compensation Committee were dated on the Monday that the recipient started work (or the following Monday, if the recipient started on another day). The Company’s analysis showed this process to be reliable with very low error rates.  Promotion/retention grants, also based on pre-established guidelines, were made generally on the first Tuesday of each month. The Company has concluded that the new hire and promotion/retention grants made pursuant to the Monday/Tuesday Plan within pre-established guidelines do not require adjustment, with the exception of six grants that were erroneously dated before the employees’ start dates. For 120 new hire and promotion/retention grants made outside the guidelines, however, the Company has concluded that the measurement dates are the dates of ratification by the Board or Compensation Committee rather than the dates used for grants within guidelines.  Accordingly, based on the methodology described above, the Company has recognized stock-based compensation expense of $6 million from 126 grants.

Focal Grants – During the relevant period, 27,096 focal grants were made to employees typically on an annual basis as part of an extensive process that required several months to complete. Pursuant to limits, guidelines and practices previously approved by the Board or Compensation Committee, managers throughout the Company would make recommendations for grants to employees in their areas of responsibility.  After senior management had determined that the grants were made in accordance with these established limits, guidelines and practices, management treated the grants as final when they were submitted to the Board or Compensation Committee for ratification.  The Company has concluded that for 5,595 grants on five dates, the originally assigned grant dates are not the proper measurement dates.  For these grants, management’s process for finalizing the grants was completed after the originally assigned grant dates.  As a result, the Company has recognized $29 million of stock-based compensation expense.  For two of the five grant dates comprising 3,744 grants, the evidence shows that the grants were finalized and the measurement date occurred one day after the originally assigned grant dates.  The grants on these two dates represent more than $16 million of the total $29 million of stock-based compensation expense resulting from focal grants.

Other Meeting Grants – During the relevant period, meetings of the Board or Compensation Committee were held to ratify 9,988 grants that are not Monday/Tuesday, focal or CEO grants. The grant dates and measurement dates for these grants are the meeting dates when the grants were ratified, with the exception of 46 grants.   Forty-two of these 46 grants are dated concurrent with a meeting that considered and approved certain grants, but the evidence indicates that all of the grants may not have been finalized until a later date.  One of the 46 grants was approved and dated at another meeting, but the recipient, who was becoming employed by the Company as part of a corporate acquisition, did not start until a later date. Two other grants were approved before the employees’ start dates.  Another grant was mistakenly cancelled and subsequently reinstated, requiring an accounting adjustment. Thus, for these 46 grants the Company has concluded that the originally assigned grant dates are not the proper measurement dates.  As a result, the Company has recognized $2 million of stock-based compensation expense.

Other UWC Grants – During the relevant period, 1,082 grants were approved by UWCs for a variety of purposes, including executive recruitment, retention, promotion and new hires outside the Monday/Tuesday process. These grants were not made pursuant to pre-established guidelines adopted by the Board or Compensation Committee. Therefore, the Company has concluded that these grants were not finalized for accounting purposes until ratification by the Board or Compensation Committee. Accordingly, for 660 grants, the Company has concluded that the originally assigned grant dates are not the proper measurement dates. As a result, the Company has recognized $48 million of stock-based compensation expense.

CEO Grants – During the relevant period, the Company made two grants to CEO Steve Jobs.  The first grant, dated January 12, 2000, was for 10 million option shares.  The second grant, dated October 19, 2001, was for 7.5 million option shares. Both grants were cancelled in March 2003 prior to being exercised, when Mr. Jobs received 5 million shares of restricted stock.

With respect to the grant dated January 12, 2000, the Board on December 2, 1999, authorized a special “CEO Compensation Committee” to grant Mr. Jobs up to 15 million shares.  The evidence indicates that the CEO Compensation Committee finalized the terms of the grant on January 12, 2000, although the Committee’s action was memorialized in a UWC transmitted on January 18, 2000. Because the measurement date is the originally assigned grant date, the Company has not recognized any stock-based compensation expense from this grant. If the Company had determined that the measurement date was the date when the UWC was executed or received, then additional stock-based compensation would have been recognized.

The grant dated October 19, 2001 was originally approved at a Board meeting on August 29, 2001, with an exercise price of $17.83.  The terms of the grant, however, were not finalized until December 18, 2001.  The grant was dated October 19, 2001, with an exercise price of $18.30.  The approval for the grant was improperly recorded as occurring at a special Board meeting on October 19, 2001.  Such a special Board meeting did not occur.  There was no evidence, however, that any current member of management was aware of this irregularity.  The Company has recognized $20 million in stock-based compensation expense for this grant, reflecting the difference between the exercise price of $18.30 and the share price on December 18, 2001 of $21.01.

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in millions):

Fiscal Year	Pre-Tax Expense (Income)	After Tax Expense

1998	$(1)	$—
1999	8	6
2000	13	9
2001	19	13
2002	29	23
2003	16	12
2004	13	10
2005	7	7
2006	1	4
Total	$105	$84

Additionally, the Company has restated the pro forma expense under SFAS No. 123 in Note 1 and in Note 1 of the Notes to Consolidated Financial Statements of the 2006 Form 10-K to reflect the impact of these adjustments.

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated statements of operations (in millions, except share and per share amounts):

	Three Months Ended June 25, 2005			Nine Months Ended June 25, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net sales	$3,520	$—	$3,520	$10,253	$—	$10,253
Cost of sales (1)	2,476	—	2,476	7,245	1	7,246
Gross margin	1,044	—	1,044	3,008	(1)	3,007
Operating expenses:
Research and development (1)	145	—	145	387	1	388
Selling, general, and administrative (1)	472	1	473	1,389	4	1,393

Total operating expenses	617	1	618	1,776	5	1,781

Operating income	427	(1)	426	1,232	(6)	1,226

Other income and expense	46	—	46	105	—	105
Income before provision for income taxes	473	(1)	472	1,337	(6)	1,331
Provision for income taxes	153	—	153	432	(1)	431

Net income	$320	$(1)	$319	$905	$(5)	$900
Earnings per common share:
Basic	$0.39	$(0.00)	$0.39	$1.13	$(0.01)	$1.12
Diluted	$0.37	$(0.00)	$0.37	$1.06	$(0.01)	$1.05
Shares used in computing earnings per share (in thousands):
Basic	815,092	—	815,092	804,098	—	804,098
Diluted	860,688	115	860,803	853,105	133	853,238

(1) Includes stock-based compensation expense, which was allocated as follows:
Cost of sales	$—	$—	$—	$1	$1	$2
Research and development	$2	$—	$2	$4	$1	$5
Selling, general, and administrative	$9	$1	$10	$26	$4	$30

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported condensed consolidated balance sheet as of September 24, 2005 (in millions, except share amounts):

	September 24, 2005
	As Reported	Adjustments	As Restated

ASSETS:

Current assets:
Cash and cash equivalents	$3,491	$—	$3,491
Short-term investments	4,770	—	4,770
Accounts receivable, less allowance of $46	895	—	895
Inventories	165	—	165
Deferred tax assets	331	—	331
Other current assets	648	—	648
Total current assets	10,300	—	10,300
Property, plant, and equipment, net	817	—	817
Goodwill	69	—	69
Acquired intangible assets, net	27	—	27
Other assets	338	(35)	303
Total assets	$11,551	$(35)	$11,516

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$1,779	—	$1,779
Accrued expenses	1,705	3	1,708
Total current liabilities	3,484	3	3,487
Non-current liabilities	601	—	601
Total liabilities	4,085	3	4,088

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 835,019,364 shares issued and outstanding	3,521	43	3,564
Deferred stock compensation	(60)	(1)	(61)
Retained earnings	4,005	(80)	3,925
Accumulated other comprehensive income	—	—	—
Total shareholders’ equity	7,466	(38)	7,428
Total liabilities and shareholders’ equity	$11,551	$(35)	$11,516

Note 3 – Financial Instruments

Cash, Cash Equivalents, and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of July 1, 2006 and September 24, 2005 (in millions):

	7/1/06	9/24/05

Cash	$235	$127

U.S. Treasury and Agency Securities	1,190	89
U.S. Corporate Securities	4,426	2,030
Foreign Securities	2,162	1,245
Total cash equivalents	7,778	3,364

U.S. Treasury and Agency Securities	195	216
U.S. Corporate Securities	855	3,662
Foreign Securities	113	892
Total short-term investments	1,163	4,770

Total cash, cash equivalents, and short-term investments	$9,176	$8,261

The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit, and time deposits with foreign institutions, a majority of which are denominated in U.S. dollars.  The Company had net unrealized losses totaling $4.3 million on its investment portfolio, the majority of which related to investments with stated maturities less than one year as of July 1, 2006, and net unrealized losses of $5.9 million on its investment portfolio, approximately half of which related to investments with stated maturities less than one year as of September 24, 2005.

As of July 1, 2006 and September 24, 2005, approximately $157 million and $287 million, respectively, of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years.  The remaining short-term investments had maturities of 3 to 12 months.

In accordance with FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of July 1, 2006 (in millions):

	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government Securities	$481	$(1)	$52	$—	$533	$(1)
U.S. Corporate Securities	3,821	(2)	154	(2)	3,975	(4)
Foreign Securities	1,339	—	29	—	1,368	—
Total	$5,641	$(3)	$235	$(2)	$5,876	$(5)

The unrealized losses on the Company’s investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities were caused primarily by changes in interest rates.  The Company typically invests in highly-rated securities with low probabilities of default.  The Company’s investment policy requires investments to be rated single-A or better. Therefore, the Company considers the declines to be temporary in nature.  As of July 1, 2006, the Company does not consider the investments to be other-than-temporarily impaired.

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments.  The Company records all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of July 1, 2006, the Company had a net deferred gain associated with cash flow hedges of approximately $2 million net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the first quarter of fiscal 2007.  As of the end of the third quarter of 2006, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of 2005.

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

Note 4 – Condensed Consolidated Financial Statement Details (in millions)

Other Current Assets

	7/1/06	9/24/05
Vendor non-trade receivables	$1,005	$417
NAND flash memory prepayments	167	—
Other current assets	350	231

Total other current assets	$1,522	$648

Property, Plant, and Equipment, Net

	7/1/06	9/24/05
Land and buildings	$611	$361
Machinery, equipment, and internal-use software	530	470
Office furniture and equipment	91	81
Leasehold improvements	722	569
	1,954	1,481

Accumulated depreciation and amortization	(757)	(664)
Total property, plant, and equipment, net	$1,197	$817

Other Assets

	7/1/06	9/24/05
		As Restated (1)
Long-term NAND flash memory prepayments	$1,083	$—
Non-current deferred tax assets	58	148
Capitalized software development costs, net	25	38
Other assets	185	117

Total other assets	$1,351	$303

Accrued Expenses

	7/1/06	9/24/05
		As Restated (1)

Deferred revenue - current	$709	$501
Accrued marketing and distribution	200	221
Accrued compensation and employee benefits	178	167
Accrued warranty and related costs	287	188
Deferred margin on component sales	269	26
Other current liabilities	867	605

Total accrued expenses	$2,510	$1,708

Non-Current Liabilities

	7/1/06	9/24/05
Deferred revenue - non-current	$324	$281
Deferred tax liabilities	423	308
Other non-current liabilities	14	12

Total non-current liabilities	$761	$601

Other Income and Expense

	Three Months Ended		Nine Months Ended
	7/1/06	6/25/05	7/1/06	6/25/05
Interest income	$99	$51	$274	$118
Other expense, net	(4)	(5)	(22)	(13)

Other income and expense	$95	$46	$252	$105

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements.”

Note 5 – Goodwill

During the third quarter of 2006, the Company sold certain assets related to its PowerSchool web-based student information system operations.  In connection with this sale, the Company reduced goodwill by $31 million for the outstanding balance from the acquisition of PowerSchool, Inc. in 2001 and recognized a $4 million pre-tax gain, which is reflected in other income and expense in the condensed consolidated statement of operations.

Note 6 – Income Taxes

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law.  The AJCA includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA, within a specified time frame. Among other requirements, dividends qualifying for the 85% deduction must be reinvested in the United States in certain qualified investments pursuant to a domestic reinvestment plan approved by the Chief Executive Officer (“CEO”) and Board of Directors.  During the third quarter of 2006, the Company initiated a plan to repatriate approximately $1.5 billion of foreign earnings prior to the end of fiscal 2006, of which approximately $1.3 billion was repatriated during the third quarter, and of which $755 million is eligible for the reduced tax rate provided by the AJCA.  Accordingly, the Company recorded a tax charge of $54 million related to the repatriation of foreign earnings under the provisions of the AJCA. In addition, the Company recorded a tax benefit of $78 million resulting from the implementation of tax planning strategies to realize deferred tax assets that were previously not recognizable within certain foreign subsidiaries.

Note 7 – Shareholders’ Equity

Preferred Stock

The Company has five million shares of authorized preferred stock, none of which is outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges, and restrictions of the Company’s authorized but unissued shares of preferred stock.

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

Previously granted restricted stock units that vested during the third quarter and first nine months of 2006 were 25,000 and 2.43 million, respectively.  A majority of these vested restricted stock units were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld of 11,438 and 965,517 for the three and nine months ended July 1, 2006, respectively, were based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price.  Total payments for the employees’ tax obligations to the taxing authorities were approximately $58 million.  These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

Upon vesting during the second quarter of 2006, the restricted stock award was net-share settled such that the Company withheld shares with value equivalent to the CEO’s minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities.  The total shares withheld of 4.6 million was based on the value of the restricted stock award on the vesting date as determined by the Company’s closing stock price of $64.66.  The remaining shares net of those withheld were delivered to the Company’s CEO. Total payments for the CEO’s tax obligations to the taxing authorities were approximately $296 million.  The net-share settlement had the effect of share repurchases by the Company as it reduced and retired the number of shares outstanding and did not represent an expense to the Company.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.  The Company has repurchased a total of 13.1 million shares at a cost of $217 million under this plan and was authorized to repurchase up to an additional $283 million of its common stock as of July 1, 2006.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three and nine months ended July 1, 2006 and June 25, 2005 (in millions):

	Three Months Ended		Nine Months Ended
	7/1/06	6/25/05	7/1/06	6/25/05
		As Restated (1)		As Restated (1)

Net income	$472	$319	$1,447	$900
Other comprehensive income:
Net change in unrealized derivative gains/losses	1	11	(2)	19
Change in foreign currency translation	19	(12)	16	3
Net change in unrealized investment gains/losses	1	6	2	2
Reclassification adjustment for investment gains included in net income	—	(2)	—	—

Total comprehensive income	$493	$322	$1,463	$924

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	7/1/06	9/24/05

Unrealized gains on derivative investments	$2	$4
Cumulative foreign currency translation	16	—
Unrealized losses on available-for-sale securities	(2)	(4)
Accumulated other comprehensive income	$16	$—

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and nine months ended July 1, 2006 and June 25, 2005 (in millions):

	Three Months Ended		Nine Months Ended
	7/1/06	6/25/05	7/1/06	6/25/05

Change in fair value of derivatives	$2	$12	$9	$4
Adjustment for net gains (losses) realized and included in net income	(1)	(1)	(11)	15
Change in unrealized derivative gains (losses)	$1	$11	$(2)	$19

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, restricted stock units, stock appreciation rights, and stock purchase rights.

1997 Employee Stock Option Plan

In August 1997, the Company’s Board of Directors approved the 1997 Employee Stock Option Plan (the “1997 Plan”), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Based on the terms of individual option grants, options granted under the 1997 Plan generally expire 7 to

10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. In October 2003, the Company terminated the 1997 Plan and no new options can be granted from this plan.

1997 Director Stock Option Plan

In August 1997, the Company’s Board of Directors adopted a Director Stock Option Plan (“Director Plan”) for non-employee directors of the Company, which was approved by shareholders in 1998. Pursuant to the Director Plan, the Company’s non-employee directors are granted an option to acquire 30,000 shares of Common Stock upon their initial election to the Board (“Initial Options”). The Initial Options vest and become exercisable in three equal annual installments on each of the first through third anniversaries of the grant date. On the fourth anniversary of a non-employee director’s initial election to the Board and on each subsequent anniversary thereafter, the director will be entitled to receive an option to acquire 10,000 shares of Common Stock (“Annual Options”). Annual Options are fully vested and immediately exercisable on their date of grant.

Rule 10b5-1 Trading Plans

Certain of the Company’s executive officers, including Mr. Timothy D. Cook, Ms. Nancy R. Heinen (formerly an executive officer), Mr. Peter Oppenheimer, Mr. Jonathan Rubinstein (formerly an executive officer), Mr. Philip W. Schiller, and Dr. Bertrand Serlet, have entered into trading plans pursuant to Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices, and dates (or formula for determining the amounts, prices, and dates) of future purchases or sales of the Company’s stock, including the exercise and sale of employee stock options, shares acquired pursuant to the Company’s employee stock purchase plan, and the sale of shares upon vesting of restricted stock units.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized for issuance is limited to a total of one million shares per offering period.  As of July 1, 2006, approximately 2.3 million shares were reserved for future issuance under the Purchase Plan.

Stock Award Activity

A summary of the Company’s stock award activity and related information for the nine months ended July 1, 2006 is set forth in the following table (stock award amounts and aggregate intrinsic value are presented in thousands):

			Outstanding Options
	Shares Available	Number of	Weighted- Average	Weighted- Average Remaining	Aggregate
	For Grant	Shares	Exercise Price	Contractual Term	Intrinsic Value

Balance at 9/24/05	58,957	73,221	$17.79
Options Granted	(3,045)	3,045	$66.12
RSUs Granted	(2,700)	—	—
Options Cancelled	2,000	(2,000)	$28.26
RSUs Cancelled	625	—	—
Options Exercised	—	(19,545)	$11.53
Plan Shares Expired	(73)	—	—

Balance at 7/1/06	55,764	54,721	$22.33	4.98	$1,939,549

Exercisable at 7/1/06		30,863	$13.77	4.53	$1,342,874
Expected to Vest after 7/1/06		23,858	$32.26	5.56	$596,675

In conjunction with the amendments to the 2003 Plan that were approved at the Annual Meeting of Shareholders held on April 21, 2005, the number of shares available for grant under the 2003 Plan will be reduced by two times the number of restricted shares and restricted stock units granted.  This amendment is effective for all grants made after April 21, 2005.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The weighted-average grant-date fair value of options granted during the three and nine months ended July 1, 2006 was $23.16 and $23.39, respectively. The weighted-average grant-date fair value of options granted during the three and nine months ended June 25, 2005 was $12.82 and $11.45, respectively.  Total intrinsic value of options at time of exercise was $170.7 million and $1.1 billion for the three and nine months ended July 1, 2006, respectively, and $113 million and $880 million for the three and nine months ended June 25, 2005, respectively.

As of July 1, 2006, the Company had 3.33 million restricted stock units outstanding with a total grant-date fair value of $129.8 million, which were excluded from the options outstanding balances in the preceding table.  Aggregate intrinsic value of unvested restricted stock units at July 1, 2006 was $190.7 million.  Restricted stock units that vested during the three and nine months ended July 1, 2006 were 25,000 and 2.43 million, respectively, which had a fair value of $1.6 million and $145.5 million, respectively.  Granted restricted stock units have been deducted from the shares available for grant under the Company’s stock option plans.

The number of shares of restricted stock that vested during the nine months ended July 1, 2006 was 10 million, which had a fair value of $646.6 million.  The grant-date fair value of restricted stock that fully vested during the second quarter of fiscal 2006 was $7.48 per share.  No compensation cost was recognized related to restricted stock during the three months ended July 1, 2006.  For the nine months ended July 1, 2006, compensation expense related to restricted stock was $4.6 million.  For the three and nine months ended June 25, 2005, compensation expense related to restricted stock was $6.2 million and $18.7 million, respectively.

Note 8 - Stock-Based Compensation

The Company has provided pro forma disclosures in Note 1 of the effect on net income and earnings per share for the three and nine months ended June 25, 2005 as if the fair value method of accounting for stock compensation had been used for its employee stock option grants and employee stock purchase plan purchases. These pro forma effects have been estimated at the date of grant and beginning of the period, respectively, using the Black-Scholes-Merton option pricing model.

The weighted average assumptions used for the three and nine months ended July 1, 2006 and June 25, 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended		Nine Months Ended
	7/1/06	6/25/05	7/1/06	6/25/05

Expected life of stock options	3.54 years	3.50 years	3.56 years	3.50 years
Expected life of stock purchases	6 months	6 months	6 months	6 months
Interest rate - stock options	4.87%	3.88%	4.52%	3.51%
Interest rate - stock purchases	4.46%	2.54%	3.93%	2.28%
Volatility - stock options	39.50%	40.00%	40.27%	40.00%
Volatility - stock purchases	31.39%	41.12%	39.14%	38.31%
Expected dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$23.16	$12.82	$23.39	$11.45
Weighted-average fair value of employee stock purchases during the period	$16.82	$7.97	$13.75	$6.68

Pursuant to SFAS No. 123R, the expected volatility assumptions used by the Company are based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock.

The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock options it grants to employees.

Note 9 - Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are for terms of 5 to 15 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options.  As of September 24, 2005, the Company’s total future minimum lease payments under noncancelable operating leases were $865 million, of which $606 million related to leases for retail space.  As of July 1, 2006, total future minimum lease payments related to leases for retail space increased to $810 million.

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

The following table reconciles changes in the Company’s accrued warranties and related costs for the three and nine months ended July 1, 2006 and June 25, 2005 (in millions):

	Three Months Ended		Nine Months Ended
	7/1/06	6/25/05	7/1/06	6/25/05

Beginning accrued warranty and related costs	$255	$154	$188	$105
Cost of warranty claims	(64)	(50)	(215)	(127)
Accruals for product warranties	96	70	314	196
Ending accrued warranty and related costs	$287	$174	$287	$174

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity, or results of operations.  Therefore, the Company did not record a liability for infringement costs as of either July 1, 2006 or September 24, 2005.

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including microprocessors and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources. Some other key components, while currently available to the Company from multiple sources, are at times subject to industry-wide availability and pricing pressures. In addition, the Company uses some components that are not common to the rest of the personal computer industry, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers.  If the supply of a key single-sourced component to the Company were to be delayed or curtailed, or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company’s ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. Finally, significant portions of the Company’s CPUs, logic boards, and assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production obligations.

Long-Term Supply Agreements

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010.  As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006.  These prepayments will be applied to inventory purchases made over the life of each respective agreement.

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

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates including various European Union member countries, Japan, and certain states within the U.S.  Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company’s financial condition, liquidity, or results of operations.

Note 10 - Segment Information and Geographic Data

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment.  The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, and the U.K.  Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company’s subsidiary, FileMaker, Inc.  Each reportable geographic operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in the Company’s 2006 Form 10-K in Note 1, “Summary of Significant Accounting Policies,” except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $54 million and $34 million during the third quarters of 2006 and 2005, respectively, and $136 million and $83 million during the first nine months of 2006 and 2005, respectively.

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

First, the Retail segment’s operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the U.S. operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company’s cost to support those partners. For the third quarter of 2006 and 2005, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $148 million and $101 million, respectively, and for the first nine months of 2006 and 2005, approximately $475 million and $302 million, respectively.

Second, the Company’s service and support contracts are transferred to the Retail segment at the same cost as that charged to the Company’s major retail channel partners in the U.S., resulting in a measure of revenue and gross margin for those items that is comparable between the Company’s Retail stores and those retail channel partners.  The Retail segment recognizes the full amount of revenue and cost of sales of the Company’s service and support contracts at the time of sale. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales. For the third quarter of 2006, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $39 million and $27 million, respectively. For the third quarter of 2005, the net sales and cost of sales of extended warranty and service and support contracts recognized by the Retail segment were $22 million and $16 million, respectively. For the first nine months of 2006, this resulted in the recognition of additional net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $106 million and $72 million, respectively. This compares to similar adjustments to net sales and cost of sales during the first nine months of 2005 of $63 million and $44 million, respectively.

Third, the Company had opened a total of eight high-profile stores as of July 31, 2006. These high-profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings.  As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. Expenses allocated to corporate marketing resulting from the operations of these stores were $9 million and $7 million in the third quarters of 2006 and 2005, respectively, and $24 million and $21 million for the first nine months of 2006 and 2005, respectively.

Summary information by operating segment is as follows (in millions):

	Three Months Ended		Nine Months Ended
	7/1/06	6/25/05	7/1/06	6/25/05
Americas:
Net sales	$2,188	$1,739	$7,010	$4,819
Operating income	$437	$198	$1,263	$585
Europe:
Net sales	$899	$742	$3,107	$2,294
Operating income	$158	$106	$458	$339
Japan:
Net sales	$258	$227	$922	$696
Operating income	$45	$42	$155	$108
Retail:
Net sales	$715	$555	$2,423	$1,687
Operating income	$29	$29	$148	$116
Other Segments (a):
Net sales	$310	$257	$1,016	$757
Operating income	$62	$30	$189	$92

(a)                                                  Other Segments consists of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the consolidated financial statements is as follows (in millions):

	Three Months Ended		Nine Months Ended
	7/1/06	6/25/05	7/1/06	6/25/05
		As Restated (1)		As Restated (1)

Segment operating income	$731	$405	$2,213	$1,240
Retail manufacturing margin (b)	148	101	475	302
Stock-based compensation expense	(37)	(12)	(123)	(37)
Other corporate expenses, net (c)	(276)	(68)	(720)	(279)
Total operating income	$566	$426	$1,845	$1,226

(1) See Note 2, “Restatement of Condensed Consolidated Financial Statements.”

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

Note 11 – Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business.  The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $112,000 in expenses pursuant to the Reimbursement Agreement during the three and nine months ended July 1, 2006.  The Company recognized a total of $169,000 and $650,000 in expenses pursuant to the Reimbursement Agreement during the three and nine months ended June 25, 2005. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the condensed consolidated statements of operations.

In the first quarter of 2006, the Company entered into an agreement with Pixar to sell certain of Pixar’s short films on the iTunes Store.  Mr. Jobs was the CEO, Chairman, and a large shareholder of Pixar.  On May 5, 2006, The Walt Disney Company (“Disney”) acquired Pixar, which resulted in Pixar becoming a wholly-owned subsidiary of Disney. Upon Disney’s acquisition of Pixar, Mr. Jobs’ shares of Pixar common stock were exchanged for Disney’s common stock and he was elected to the Disney Board of Directors.  Royalty expense recognized by the Company under the arrangement with Pixar from September 25, 2005 through May 5, 2006 was less than $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A. Risk Factors. The following discussion should be read in conjunction with the 2006 Form 10-K to be filed with the SEC (the “2006 Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The information below has been adjusted to reflect the restatement of the Company’s financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on its website at http://www.apple.com/investor when such reports are available on the Securities and Exchange Commission (“SEC”) website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  The contents of these websites are not incorporated into this filing.  Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Executive Overview

The Company designs, manufactures, and markets personal computers and related software, services, peripherals, and networking solutions.  The Company also designs, develops, and markets a line of portable digital music players along with related accessories and services including the online distribution of third-party music, audio books, music videos, short films, television shows, movies, and iPod games. The Company’s products and services include the Macintosh line of desktop and notebook computers, the iPod line of portable digital music players, the Xserve server and Xserve RAID storage products, a portfolio of consumer and professional software applications, the Mac OS X operating system, the iTunes Store, a portfolio of peripherals that support and enhance the Macintosh and iPod product lines, and a variety of other service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers.  A further description of the Company’s products may be found below and in Part I, Item 1 of the Company’s 2006 Form 10-K.

The Company believes that for both professionals and consumers the personal computer has become the center of an evolving digital lifestyle by integrating and enhancing the utility of advanced digital devices such as the Company’s iPods, digital video and still cameras, televisions, CD and DVD players, cellular phones, personal digital assistants, and other consumer electronic devices. The attributes of the personal computer that enable this functionality include a high-quality user interface, easy access to relatively inexpensive data storage, the ability to run complex applications, and the ability to connect easily to a wide variety of other digital devices and to the Internet. The Company is the only participant in the personal computer industry that controls the design and development of the entire personal computer — from the hardware and operating system to sophisticated applications. This, along with its products’ innovative industrial designs, intuitive ease-of-use, built-in graphics, multimedia and networking capabilities, uniquely positions the Company to offer innovative integrated digital lifestyle solutions.

The Company’s business strategy leverages its ability, through the design and development of its own operating system, hardware, and many software applications and technologies, to bring to its customers around the world compelling new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design.

The Company participates in several highly competitive markets, including personal computers with its Macintosh line of computers, consumer electronics with its iPod line of portable digital music players, and distribution of third-party digital content through its online iTunes Store.  While the Company is widely recognized as an innovator in the personal computer and consumer electronic markets as well as a leader in the emerging market for distribution of digital content, these are all highly competitive markets that are subject to aggressive pricing and increased competition.  To remain competitive, the Company believes that increased investment in research and development (“R&D”) and marketing and advertising is necessary to maintain and extend its position in the markets where it competes.  The Company’s R&D spending is focused on delivering timely updates and enhancements to its existing line of personal computers, displays, operating systems, software applications, and portable digital music players; developing new digital lifestyle consumer and professional software applications; and investing in new product areas such as rack-mount servers, RAID storage systems, and wireless technologies.  The Company also believes investment in marketing and advertising programs is critical to increasing product and brand awareness.

In June 2005, the Company announced its plan to begin using Intel microprocessors in its Macintosh computers.  During 2006, the Company introduced MacBook Pro, MacBook, Mac Pro, iMac, and Mac mini computers, which run on Intel microprocessors.  The Company’s hardware transition to Intel microprocessors was completed in November 2006 when the Company began shipping the Intel-based Xserve.  The MacBook Pro, MacBook, Mac Pro, iMac, and Mac mini feature Mac OS X version 10.4 Tiger, iLife ‘06, and the Company’s new translation technology, Rosetta, which allows most PowerPC-based Macintosh applications to run on Intel-based Macintosh computers.  There are potential risks and uncertainties that may occur due to this transition, which are further discussed in Item 1A under the heading “Risk Factors.”

The Company utilizes a variety of direct and indirect distribution channels.  The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Macintosh computers, and demonstrate the compatibility of the Macintosh with the Windows platform and networks.  The Company further believes that providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers.  To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally.  The Company had 156 stores open as of July 31, 2006.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2006 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, peripherals, digital content, and service and support contracts. The Company recognizes revenue pursuant to applicable accounting standards, including American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, and SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped, and title and risk of loss have been transferred.  For most of the Company’s product sales, these criteria are met at the time the product is shipped.  For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue until the customer receives the product because the Company retains a portion of the risk of loss on these sales during transit. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable and all other criteria for revenue recognition have been met.

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end-user rebates, and other sales programs and volume-based incentives.  For transactions involving price protection, the Company recognizes revenue net of the estimated amount to be refunded, provided the refund amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met.  If refunds cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the price protection lapses.  For customer incentive programs, the estimated cost of these programs is recognized at the later of the date at which the Company has sold the product or the date at which the program is offered.  The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience. Future market conditions and product transitions may require the Company to increase customer incentive programs and incur incremental price protection obligations that could result in additional reductions to revenue at the time such programs are offered. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, the Company would be required to record additional reductions to revenue, which could have a material adverse impact on the Company’s results of operations.

Allowance for Doubtful Accounts

The Company distributes its products through third-party distributors and resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company’s direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer.  As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company’s distribution and retail channel partners.

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

Warranty Costs

The Company provides currently for the estimated cost for hardware and software warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary.  If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could negatively affect the Company’s results of operations.

The Company periodically provides updates to its applications and system software in order to maintain the software’s compliance with specifications. The estimated cost to develop such updates is accounted for as warranty costs that are recognized at the time related software revenue is recognized. Factors considered in determining appropriate accruals related to such updates include the number of units delivered, the number of updates expected to occur, and the historical cost and estimated future cost of the resources necessary to develop these updates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment.  Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period.  The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life.  If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

In connection with the Company’s restatement of its consolidated financial statements, the Company has applied judgment in choosing whether to revise measurement dates for prior option grants.  Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in the “Explanatory Note” immediately preceding Part I, Item 1.

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

Products

The Company offers a range of personal computing products including desktop and portable personal computers, related devices and peripherals, and various third-party hardware products.  In addition, the Company offers software products including Mac OS® X, the Company’s proprietary operating system software for the Macintosh®; server software and related solutions; professional application software; and consumer, education and business oriented application software. The Company also designs, develops and markets to Macintosh and Windows users its line of iPod® digital music players along with related accessories and services including the online distribution of third-party content through the Company’s iTunes Store®. A detailed discussion of the Company’s products may be found in the 2006 Form 10-K.

Net Sales

The first nine months of 2006 spanned 40 weeks while the first nine months of 2005 spanned 39 weeks.  This additional week is added to the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters.

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended			Nine Months Ended
	7/1/06	6/25/05	Change	7/1/06	6/25/05	Change

Net Sales by Operating Segment:
Americas net sales	$2,188	$1,739	26%	$7,010	$4,819	45%
Europe net sales	899	742	21%	3,107	2,294	35%
Japan net sales	258	227	14%	922	696	32%
Retail net sales	715	555	29%	2,423	1,687	44%
Other Segments net sales (a)	310	257	21%	1,016	757	34%
Total net sales	$4,370	$3,520	24%	$14,478	$10,253	41%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	642	595	8%	1,651	1,548	7%
Europe Macintosh unit sales	301	283	6%	1,004	879	14%
Japan Macintosh unit sales	79	76	4%	242	242	0%
Retail Macintosh unit sales	216	144	50%	563	407	38%
Other Segments Macintosh unit sales (a)	89	84	6%	233	222	5%
Total Macintosh unit sales	1,327	1,182	12%	3,693	3,298	12%

Net Sales by Product:
Desktops (b)	$705	$845	(17)%	$2,450	$2,649	(8)%
Portables (c)	1,161	720	61%	2,712	2,015	35%
Total Macintosh net sales	1,866	1,565	19%	5,162	4,664	11%

iPod	1,497	1,103	36%	6,117	3,328	84%
Other music related products and services (d)	457	241	90%	1,433	634	126%
Peripherals and other hardware (e)	236	266	(11)%	803	830	(3)%
Software, service, and other sales (f)	314	345	(9)%	963	797	21%
Total net sales	$4,370	$3,520	24%	$14,478	$10,253	41%

Unit Sales by Product:
Desktops (b)	529	687	(23)%	1,810	1,918	(6)%
Portables (c)	798	495	61%	1,883	1,380	36%
Total Macintosh unit sales	1,327	1,182	12%	3,693	3,298	12%

Net sales per Macintosh unit sold (g)	$1,406	$1,324	6%	$1,398	$1,414	(1)%

iPod unit sales	8,111	6,155	32%	30,680	16,046	91%

Net sales per iPod unit sold (h)	$185	$179	3%	$199	$207	(4)%

Notes:

(a)          Other Segments include Asia Pacific and FileMaker.

(b)         Includes iMac, eMac, Mac mini, Power Mac, and Xserve product lines.

(c)          Includes MacBook, iBook, MacBook Pro, and PowerBook product lines.

(d)         Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.

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

Net sales during the third quarter of 2006 increased 24% or $850 million from the same period in 2005, and were up 41% or $4.2 billion for the first nine months of 2006 compared to the same period in 2005.  The increase for the nine months was due in part to the fact that the first nine months of 2006 spanned 40 weeks while the first nine months of 2005 spanned 39 weeks. Several other factors contributed to these increases including the following:

•                  Net sales of iPods increased $394 million or 36% during the third quarter of 2006 and increased $2.8 billion or 84% in the first nine months of 2006 compared to the same periods in 2005. Unit sales of iPods totaled 8.1 million in the third quarter of 2006, which represents an increase of 32% from 6.2 million iPod units sold in the third quarter of 2005.  For the first nine months of 2006, iPod unit sales increased 91% to 30.7 million iPod units sold compared to 16.0 million iPod units sold in the same period in 2005. Strong iPod sales during the third quarter and first nine months of 2006 reflected continued acceptance in the marketplace of both the fifth generation iPod that supports video and the iPod nano, introduced in October and September 2005, respectively, as well as continued expansion of iPod distribution points. Net sales per iPod unit sold increased by 3% year-over-year during the third quarter of 2006 due to a shift in product mix from the lower-priced iPod shuffle, introduced in January 2005, towards the higher-priced iPod nano and fifth generation iPod.  During the first nine months of 2006, the net sales per iPod unit sold decreased by 4% compared to the first nine months of 2005 primarily due to an overall decrease in average selling prices for all iPods.

•                  Macintosh net sales increased $301 million or 19% during the third quarter of 2006 and increased $498 million or 11% during the first nine months of 2006 compared to the same periods in 2005.  Macintosh unit sales increased by 145,000 units or 12% during the third quarter of 2006 and increased by 395,000 units or 12% during the first nine months of 2006 compared to the same periods in 2005. These increases were mainly due to strong demand for the Intel-based MacBook and MacBook Pro systems and reflect a shift in product mix to portable products in most of the Company’s operating segments.  Net sales and unit sales of the Company’s portable products both increased 61% during the third quarter of 2006 compared to the same period in 2005.  Net sales and unit sales of the Company’s portable products increased 35% and 36%, respectively, during the first nine months of 2006 compared to the same period in 2005. Macintosh desktop net sales and unit sales decreased by 17% and 23%, respectively, during the third quarter of 2006 compared to the same period in 2005 and decreased by 8% and 6%, respectively, during the first nine months of 2006 compared to the same period in 2005.  The decrease in sales of the Company’s professional–oriented desktop products was a primary reason for the decline in Macintosh desktop sales.  The Company believes the decline in the Company’s professional-oriented desktop products was due to customers delaying purchases of such products in anticipation of the release of Intel-based professional systems and updated software applications capable of running on Intel-based Macintosh computers. Net sales per Macintosh unit sold increased 6% for the third quarter of 2006 compared to the same period in 2005 due primarily to a shift in product mix to Intel-based portable systems. Lower average selling prices on PowerPC-based Mac Mini, iMac, iBook, and PowerBook systems contributed to a decline in net sales per Macintosh unit sold of 1% for the first nine months of 2006 compared to the same period in 2005.

•                  Net sales of other music related products and services increased $216 million or 90% during the third quarter of 2006 and increased $799 million or 126% during the first nine months of 2006 compared to the same periods in 2005. The increases were primarily due to increased net sales from the iTunes Store, iPod services and accessories, and the iPod Hi-Fi that was introduced in February 2006. The increase in sales from the iTunes Store stemmed from significant growth in U.S. sales and the opening of iTunes Stores in Japan during August 2005 and Australia during October 2005. The increased sales from the iTunes Store were also attributable to the availability of video content in October 2005. The Company also experienced strong growth in sales of both Apple-branded and third-party iPod services and accessories, consistent with the increase in overall iPod unit sales for the third quarter and first nine months of 2006.

•                  Net sales of software, service, and other sales increased $166 million or 21% during the first nine months of 2006 compared to the same period in 2005. The year-to-date growth was primarily attributable to increased net sales of AppleCare Protection Plan (“APP”) extended service and support contracts and application software, partially offset by a decrease in sales of Mac OS X.

Offsetting the favorable factors discussed above, the Company’s net sales during the third quarter and first nine months of 2006 were negatively impacted by the following:

•                  Net sales of peripherals and other hardware declined $30 million or 11% during the third quarter of 2006 compared to the third quarter of 2005 due to a decrease in net sales of displays.  During the first nine months of 2006 net sales of peripherals and other hardware declined $27 million or 3% compared to the same period in 2005 due primarily to a decrease in net sales of displays.  The decrease in net sales of displays for both the third quarter and first nine months of 2006 is consistent with the overall decrease in desktop Macintosh computer sales.

•                  Net sales of software, service, and other sales decreased $31 million or 9% during the third quarter of 2006 compared to the same period in 2005.  The decrease during the quarter was primarily due to a decrease in sales of Mac OS X software due to higher sales volumes of Tiger during the third quarter of 2005 when Tiger was released.

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

Americas

Net sales in the Americas segment during the third quarter of 2006 increased $449 million or 26% compared to the same quarter in 2005.  The increase in net sales during the third quarter was primarily attributable to strong consumer demand for the MacBook and MacBook Pro, and significant growth in iPod sales, sales of other music related products and services, and sales of APP.  Strong sales of iPods during the third quarter of 2006 were mainly due to high demand for the iPod nano and fifth generation iPod and expansion of third-party products available for the iPod. The Americas segment also experienced an increase in sales from the iTunes® Music Store due to additional content added in 2006 such as music videos, television shows, and short films.  The increase in net sales was partially offset by a decrease in net sales of desktops, Mac OS X, and displays.  During the third quarter of 2006, the Americas segment represented approximately 50% of the Company’s total net sales as compared to 49% in the same period of 2005.  U.S. education channel net sales and Macintosh unit sales both increased by 11% during the third quarter of 2006 compared to the same period in 2005.  Net sales from the higher education market grew 19% in the third quarter of 2006 compared to the same period in 2005 largely due to strong sales of Macintosh portable products and iPods, while net sales increased by 4% for K-12 year-over-year.

For the first nine months of 2006, net sales in the Americas segment increased $2.2 billion, or 45%, compared to the same period in 2005. The main factors for this increase were significant year-over-year increases in net sales of iPods, other music related products and services, portable Macintosh systems, APP, and Apple-branded software. This increase in net sales was partially offset by a decline in net sales of desktops and displays.  During the first nine months of 2006, the Americas segment represented approximately 48% of the Company’s total net sales as compared to 47% in the same period of 2005.  During the first nine months of 2006, U.S. education channel net sales and Macintosh unit sales increased by 11% and 4%, respectively, compared to the same period in 2005. Net sales from the higher education market grew 17% in the first nine months of 2006 compared to the same period in 2005 due to strong sales of Macintosh portable products and iPods, while net sales were relatively flat for K-12.

Europe

Net sales in Europe increased $157 million or 21% during the third quarter of 2006 compared to the same period in 2005. Total Macintosh unit sales in Europe were up 6% in the third quarter of 2006 compared to the same period in 2005. The Europe segment experienced strong sales of iPods and Macintosh portable systems, which were slightly offset by decreases in net sales of displays and Mac OS X.

Europe segment net sales increased $813 million or 35% during the first nine months of 2006 compared to the same period in 2005.  These increases were a result of strong growth in iPod sales, Macintosh portable systems, and sales from the iTunes Store. Europe also reported increased sales in APP and other music related products and services that were partially offset by a decrease in desktop and Mac OS X net sales during the first nine months of 2006 compared to the same period in 2005.

Japan

Japan’s net sales increased $31 million or 14% during the third quarter of 2006 and increased $226 million or 32% during the first nine months of 2006 compared to the same periods in 2005. The Japan segment experienced increased net sales in iPods, Macintosh portable products, and other music related products and services.  These increases were partially offset by decreases in net sales of Macintosh desktop products, displays, and Mac OS X.  Total Macintosh unit sales during the third quarter and first nine months of 2006 remained relatively flat compared to the same periods in 2005.   The relatively flat growth in Macintosh unit sales is partially attributable to Japan’s overall slow consumer PC market growth.  The Company is continuing to evaluate ways to improve its indirect and direct channel sales in Japan.

Retail

The Retail segment’s net sales grew 29% to $715 million during the third quarter of 2006 compared to the same period in 2005. Retail segment Macintosh unit sales increased 50% during the third quarter of 2006 compared to the same period in 2005.  These increases are primarily attributable to an increase in total stores from 110 stores at the end of the third quarter of 2005 to 155 stores at the end of the third quarter of 2006, with an average of 146 stores open during the quarter. During the third quarter of 2006, average revenue per store decreased to $4.9 million from $5.3 million in the third quarter of 2005.  The decrease in average revenue per store was largely due to lower sales of iPods and related accessories on a per store basis, which the Company believes is due to an increase in iPod third-party points of distribution as well as an increase in supply of products to third-party resellers, partially offset by an increase in sales of Macintosh portable systems.

The Retail segment’s net sales increased by 44% to $2.4 billion in the first nine months of 2006 compared to the same period in 2005. Retail segment Macintosh unit sales increased 38% during the first nine months of 2006 compared to the same period in 2005. With an average of 137 stores open during the first nine months of 2006, average revenue per store increased to $17.6 million from $16.7 million in the first nine months of 2005. This increase was primarily due to strong sales of iPods, other music related products and services, and Macintosh portable products.

As measured by the Company’s operating segment reporting, the Retail segment reported operating income of $29 million and $148 million during the third quarter and first nine months of 2006, respectively, as compared to operating income of $29 million and $116 million during the third quarter and first nine months of 2005, respectively. Profitability remained flat for the third quarter of 2006 primarily due to a change in the product mix to lower margin products and continued increases in the service investment in the stores, offset by an increase in the number of open stores.  For the first nine months of 2006, profitability increased primarily due to increased sales of iPods, other music products, and portable Macintosh systems.

Expansion of the Retail segment will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $665 million through the end of the third quarter of 2006, of which $136 million was incurred during the first nine months of 2006.  As of July 1, 2006, the Retail segment had 5,384 full-time equivalent employees and had outstanding lease commitments associated with retail store space and related facilities of $810 million.

Gross Margin

Gross margin for the three and nine months ended July 1, 2006 and June 25, 2005 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Nine Months Ended
	7/1/06	6/25/05	7/1/06	6/25/05
		As Restated (1)		As Restated (1)

Net sales	$4,370	$3,520	$14,478	$10,253
Cost of sales	3,045	2,476	10,292	7,246
Gross margin	$1,325	$1,044	$4,186	$3,007
Gross margin percentage	30.3%	29.7%	28.9%	29.3%

(1) See “Explanatory Note” immediately preceding Part 1, Item 1 and Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Gross margin percentage for the third quarter of 2006 was 30.3% compared to 29.7% for the third quarter of 2005. Favorable costs of certain commodity components including LCD flat-panel displays and NAND flash memory contributed to the higher gross margin percentage along with higher overall revenue resulting in more effective leverage on fixed production costs.

During the first nine months of 2006, gross margin percentage decreased to 28.9% compared to 29.3% during the first nine months of 2005.  This was primarily due to a relative increase in sales of lower margin products in the first quarter of 2006, particularly the iPod product family and music-related services, partially offset by higher overall revenue resulting in more effective leverage on fixed production costs.

Operating Expenses

Operating expenses for the three and nine months ended July 1, 2006 and June 25, 2005 were as follows (in millions, except for percentages):

	Three Months Ended		Nine Months Ended
	7/1/06	6/25/05	7/1/06	6/25/05
		As Restated (1)		As Restated (1)

Research and development	$175	$145	$533	$388
Percentage of net sales	4%	4%	4%	4%
Selling, general, and administrative expenses	$584	$473	$1,808	$1,393
Percentage of net sales	13%	13%	12%	14%

(1) See “Explanatory Note” immediately preceding Part 1, Item 1 and Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Research and Development (R&D)

Expenditures for R&D increased 21% or $30 million to $175 million in the third quarter of 2006 compared to $145 million in the third quarter of 2005, and increased 37% or $145 million to $533 million compared to $388 million in the first nine months of 2005.  These increases were due primarily to an increase in R&D headcount in the current year to support expanded R&D activities, increases of $10 million and $35 million for the three and nine months ended July 1, 2006, respectively, in stock-based compensation recognized as R&D expense resulting from the adoption of SFAS No. 123R, and higher overall expenses due to the 14th week added to the first fiscal quarter of 2006 to realign the Company’s fiscal quarters with calendar quarters.  In addition, during the first nine months of 2005, the Company capitalized approximately $29.7 million of costs associated with the development of Mac OS X Tiger.  No software development costs were capitalized during the third quarter or first nine months of 2006. Despite the increase in expenditures, R&D as a percentage of net sales remained relatively flat in both the third quarter and first nine months of 2006 as compared to the same periods in 2005 due to the year-over-year increases in net sales experienced by the Company in the third quarter and first nine months of 2006.  The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy.  As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General, and Administrative Expense (SG&A)

Expenditures for SG&A increased $111 million or 23% and $415 million or 30%, respectively, for the three and nine months ended July 1, 2006, compared to the same periods in 2005.  These increases were primarily due to higher direct and channel variable selling expenses resulting from the significant year-over-year increase in total net sales for the third quarter and first nine months of 2006, the Company’s continued expansion of its Retail segment in both domestic and international markets, increases of $9 million and $37 million for the three and nine months ended July 1, 2006, respectively, in stock-based compensation expense recognized as SG&A expense resulting from the adoption of SFAS No. 123R, a current year increase in discretionary spending on marketing and advertising, and the expenses associated with the 14th week added to the first fiscal quarter of 2006.

Other Income and Expense

Other income and expense for the three and nine months ended July 1, 2006 and June 25, 2005 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	7/1/06	6/25/05	7/1/06	6/25/05

Interest income	$99	$51	$274	$118
Other income (expense), net	(4)	(5)	(22)	(13)

Other income and expense	$95	$46	$252	$105

Total other income and expense increased $49 million to $95 million during the third quarter of 2006 compared to $46 million in the third quarter of 2005, and increased $147 million to $252 million during the first nine months of 2006 compared to $105 million in the first nine months of 2005. These increases are attributable primarily to higher cash and short-term investment balances and increasing investment yields resulting from higher market interest rates and the 14th week added to the first fiscal quarter of 2006.  The weighted average interest rate earned by the Company on its cash, cash equivalents and short-term investments increased to 4.77% in the third quarter of 2006 compared to the 2.88% rate earned during the same period in 2005.

Provision for Income Taxes

The Company’s effective tax rate for the three and nine months ended July 1, 2006 was approximately 29% and 31%, respectively.  The effective rate for the three and nine months ended July 1, 2006 differs from the same periods in fiscal year 2005 due primarily to a net benefit recognized in the third quarter of 2006 of $24 million resulting from the dividend repatriation under the American Jobs Creation Act of 2004 (“AJCA”) and international tax planning strategies as further discussed below.  The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S., the AJCA dividend repatriation and implementation of certain tax planning strategies to realize deferred tax assets not previously recognized.

On October 22, 2004, the AJCA was signed into law.  The AJCA includes a provision for the deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA, within a specified time frame. Among other requirements, dividends qualifying for the 85% deduction must be reinvested in the United States in certain qualified investments pursuant to a domestic reinvestment plan approved by the Chief Executive Officer (“CEO”) and Board of Directors. During the third quarter of 2006, the Company initiated a plan to repatriate approximately $1.5 billion of foreign earnings prior to the end of fiscal 2006, of which approximately $1.3 billion was repatriated during the third quarter, and of which $755 million is eligible for the reduced tax rate provided by the AJCA.   Accordingly, the Company recorded a tax charge of $54 million related to the repatriation of foreign earnings under the provisions of the AJCA. In addition, the Company recorded a tax benefit of $78 million resulting from the implementation of tax planning strategies to realize deferred tax assets that were previously not recognizable within certain foreign subsidiaries.

The Internal Revenue Service (“IRS”) has substantially completed its field audit of the Company’s federal income tax returns for the years 2002 through 2003  and proposed certain adjustments.  The Company intends to contest certain of these adjustments through the IRS Appeals Office.  Substantially all IRS audit issues for years prior to

2002 have been resolved.  In addition, the Company is subject to audits by state, local, and foreign tax authorities.  Management believes that adequate provision has been made for any adjustments that may result from tax examinations.  However, the outcome of tax audits cannot be predicted with certainty.  Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006. Although the Company will continue to evaluate the application of SAB No. 108, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning in the first quarter of fiscal 2008. Although the Company will continue to evaluate the application of FIN 48, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principal unless it is not practicable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. Although the Company will continue to evaluate the application of SFAS No. 154, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	7/1/06	9/24/05
		As Restated (1)

Cash, cash equivalents, and short-term investments	$9,176	$8,261
Accounts receivable, net	$1,089	$895
Inventory	$213	$165
Working capital	$7,468	$6,813
Days sales in accounts receivable (DSO) (a)	23	22
Days of supply in inventory (b)	6	6
Days payables outstanding (DPO) (c)	75	62
Operating cash flow (quarterly)	$1,007	$752

(1) See the “Explanatory Note” immediately preceding Part 1, Item 1 and Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

(a)          DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)         Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)          DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of July 1, 2006, the Company had $9.2 billion in cash, cash equivalents, and short-term investments, an increase of $915 million over the same balances at the end of 2005. The principal components of this net increase were from cash generated from operating activities of $1.2 billion, excess tax benefits from stock-based compensation of $339 million, and proceeds from the issuance of common stock under stock plans of $286 million.  These increases were partially offset by purchases of property, plant, and equipment of $512 million and repurchases of common stock of $354 million in conjunction with net-share settlements on vested restricted stock and restricted stock units.  Cash generated from operating activities includes the impact of the $1.25 billion prepayment for NAND flash memory components.  The Company’s short-term investment portfolio is primarily invested in high-credit quality, liquid investments. Approximately $4 billion of this cash, cash equivalents, and short-term investments is held by the Company’s foreign subsidiaries and may be subject to U.S. income taxation on repatriation to the U.S.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Expenditures

The Company’s total capital expenditures were $512 million during the first nine months of 2006, consisting of $136 million for retail store facilities and equipment related to the Company’s Retail segment, $247 million for real estate acquisitions for the Company’s second corporate campus and for a new data center, and $129 million for corporate infrastructure, including information systems enhancements.  The Company currently anticipates it will utilize approximately $700 million for capital expenditures during 2006, including approximately $210 million for expansion of the Company’s Retail segment, approximately $265 million for real estate acquisitions including the Company’s second corporate campus and its new data center, and approximately $225 million to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock.  This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time.  The Company has repurchased a total of 13.1 million shares at a cost of $217 million under this plan and was authorized to repurchase up to an additional $283 million of its common stock as of July 1, 2006.

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

Lease Commitments

As of September 24, 2005, the Company had total outstanding commitments on noncancelable operating leases of approximately $865 million, $606 million of which related to the lease of retail space and related facilities. The major facility leases are for terms of 5 to 15 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space increased to $810 million as of July 1, 2006.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of July 1, 2006, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $1.8 billion.

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010.  As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006.  These prepayments will be applied to inventory purchases made over the life of each respective agreement.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of July 1, 2006, the Company estimated that gross expected future cash flows of approximately $19 million would be required to fulfill these obligations.

Other Obligations

The Company had other contractual obligations of approximately $37 million as of July 1, 2006 primarily related to telecommunications services contracts that were renewed in the first quarter of 2006 for a three-year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk profile has not changed significantly during the first nine months of 2006.

Interest Rate and Foreign Currency Risk Management

The Company regularly reviews its foreign exchange forward and option positions, both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures. However, given the effective horizons of the Company’s risk management activities and the anticipatory nature of the exposures, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s operating results and financial position.

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

The Company’s short-term investment policy and strategy is to ensure the preservation of capital, meet liquidity requirements, and optimize return in light of the current credit and interest rate environment.  A portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy and to an objective market benchmark.  The Company’s internal portfolio is benchmarked against external manager performance, allowing for differences in liquidity needs.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with maturities of three months or less are classified as cash equivalents; highly liquid investments with maturities greater than three months are classified as short-term investments.  As of July 1, 2006, approximately $157 million of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years.  The remainder all had underlying maturities between 3 and 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first nine months of 2006 or 2005 related to such sales.

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

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures in the future. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments.

Item 4. Controls and Procedures

Special Committee Review into Stock Option Grant Practices and Restatement

As discussed in the Explanatory Note preceding Part I and in Note 2 in Notes to Condensed Consolidated Financial Statements of this Form 10-Q, the Company on June 29, 2006, announced that an internal review had discovered irregularities related to the issuance of certain past stock option grants, including a grant to its CEO Steve Jobs.  The Company also announced that a Special Committee of outside directors (“Special Committee”) had been formed and had hired independent counsel to conduct a full investigation of the Company’s past stock option granting practices.  As a result of the internal review and the independent investigation, management has concluded, and the Audit and Finance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods.  Therefore, the Company has recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and the Company is restating previously filed financial statements in this Form 10-Q.

The internal review and the Special Committee’s independent investigation identified a number of occasions between October 1996 and January 2003 (the “relevant period”) when the Company used incorrect measurement dates for stock option grants.  The independent investigation also found that during the relevant period:

•	Procedures for granting, accounting, and reporting of stock option grants did not include sufficient safeguards to prevent manipulation
•	The grant dates for a number of grants were intentionally selected in order to obtain favorable exercise prices
•	Two former officers of the Corporation engaged in conduct that raises serious concerns in connection with the granting, accounting, recording, and reporting of stock options
•	CEO Steve Jobs was aware or recommended the selection of some favorable grant dates, but he did not receive or financially benefit from these grants or appreciate the accounting implications

From 2003 through 2005, the Company implemented improvements to procedures, processes, and systems to provide additional safeguards and greater internal control over the stock option granting and administration function in compliance with the Sarbanes-Oxley Act (“SOX”) and evolving accounting guidance.  These improvements included:

•                  Documenting and assessing the design and operation of internal controls

•                  Segregating responsibilities, adding reviews and reconciliations, and redefining roles and responsibilities

•                  Upgrading systems and system controls that support the processes

•                  Obtaining training in the stock administration function

•                  Implementing before the adoption of SFAS No. 123R the practice of using the receipt of the final Board or Compensation Committee approval as the grant and measurement date for stock option grants

•                  Identifying key controls, developing test plans, and testing controls in the stock granting and administration function

•                  Certifying stock administration and other controls for SOX Section 404 compliance in fiscal year 2005

The internal review and the independent investigation discovered no stock option grant after January 2003 that required accounting adjustments.

In coming to the conclusion that the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting were effective as of September 30, 2006, management considered, among other things, the impact of the restatement to the financial statements and the effectiveness of the internal controls in this area as of the fiscal years ended 2006 and 2005.  Management has concluded, therefore, that control deficiencies resulting in the restatement of previously issued financial statements did not constitute a material weakness in disclosure controls and procedures, or internal controls and procedures over financial reporting, as of September 30, 2006.

In addition to the significant improvements implemented between 2003 and 2005 discussed above, the Company will adopt other measures identified by the Special Committee and management to enhance the oversight of the stock option granting and administration function and the review and preparation of financial statements, including:

•                  The Company will engage experienced General Counsel, increase the resources of the Corporate Legal Department, and review the adequacy of its procedures and practices

•                  The CFO will arrange for senior management to undertake professional training to enhance awareness and understanding of standards and principles for accounting and financial reporting, particularly those relevant to stock options

•                  The Company will review all current policies, practices, and controls related to the granting of stock options and provide education and training to those who implement those policies and processes, as needed

•                  The Company will establish improved procedures for regular communication among the General Counsel, the CFO, and stock administrators to improve monitoring of all Company practices with regard to stock option grants, including formal written confirmation that all grant dates correspond precisely with the dates authorized

•                  The Company will also establish improved procedures for the review of the preparation and presentation of financial statements by senior management

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of July 1, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the third quarter of 2006 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

Allen v. Apple Computer, Inc.

On January 28, 2005, a plaintiff filed a purported nationwide class action in Los Angeles Superior Court alleging that a defect in the Company’s 17-inch Studio Display monitors results in dimming of half of the screen and constant blinking of the power light. Plaintiff filed an amended complaint on October 24, 2005, adding additional named plaintiffs and expanding the alleged class to include purchasers of the 20-inch Apple Cinema Display and the 23-inch Apple Cinema HD Display.  The amended complaint alleges that the displays have a purported defect that causes dimming of one-half of the screen, and that the Company misrepresented the quality of the displays and/or concealed the purported defect.  Plaintiffs assert claims under California Business & Professions Code §17200 (unfair competition); California Business & Professions Code §17500 (false advertising) and the Consumer Legal Remedies Act.  The amended complaint seeks remedies including damages and equitable relief.  On November 14, 2005, the Company filed an answer to the amended complaint as to the allegations regarding the 17-inch display and a demurrer/motion to strike as to the allegations regarding the 20-inch and 23-inch displays on the ground that plaintiffs failed to allege that they purchased those displays.  At a status conference on November 1, 2005, the Court ordered Plaintiffs to amend their complaint.   Plaintiff filed an amended complaint on December 12, 2005, and the Company answered on January 5, 2006 denying all allegations and asserting numerous affirmative defenses. The Company has reached a settlement in this matter, which was given preliminary approval by the Court on September 18, 2006.  The final approval hearing is scheduled for February 15, 2007.  Settlement of this matter will not have a material effect on the Company’s financial position or results of operations.

Apple Computer, Inc. v. Burst.com, Inc.

The Company filed an action for declaratory judgment against Defendant Burst.com, Inc. on January 4, 2006 in the United States District Court for the Northern District of California. The Company seeks declaratory judgment that U.S. Patent Nos. 4,963,995, 5,164,839, 5,057,932 and 5,995,705 (“Burst patents”) are invalid and not infringed by the Company.  Burst filed an answer and counterclaim on April 17, 2006.  Burst alleges that the following Apple products and services infringe U.S. Patent Nos. 4,963,995, 5,057,932, 5,164,839, and 5,995,705; iTunes Store, iPod devices, QuickTime products (including QuickTime player and QuickTime Streaming Server), iTunes software, other Apple software products (Final Cut Studio, GarageBand, iMovie, iDVD, iWeb), the use of the ..Mac services and Apple computers and servers running iTunes, QuickTime, or the other named Apple software products. The Burst patents allegedly relate to methods and devices used for “burst” transmission of audio or video files.  The case is in discovery.  A claim construction hearing is set for February 8, 2007. Trial is set for February 26, 2008.

Apple Corps Ltd. v. Apple Computer, Inc.; Apple Computer, Inc. v. Apple Corps Ltd.

Plaintiff Apple Corps filed this action on July 4, 2003 in the High Court of Justice, Chancery Division, in London alleging that the Company has breached a 1991 agreement that resolved earlier trademark litigation between the parties regarding use of certain Apple marks. Plaintiff seeks an injunction, unspecified damages, and other relief. The Company filed a motion on October 13, 2003, challenging jurisdiction in the U.K. The Court denied this motion on April 7, 2004. The Company filed an appeal of the Court’s decision but subsequently withdrew the appeal.  In November 2004, Plaintiff served the Company with an Amended Bill of Particulars and on December 23, 2004, the Company filed a Defence. On November 24, 2005, Plaintiff filed a Re-Amended Bill of Particulars and the Company filed its Defence on December 16, 2005.  Trial took place from March 29, 2006 through April 5, 2006.  Judgment was given in favor of the Company on May 8, 2006 and Apple Corps was ordered to pay a portion of the Company’s fees, the amount to be agreed or determined in a subsequent proceeding.  Apple Corps has filed an appeal, which is scheduled to be heard in late February 2007.

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

Bader v. Anderson, et al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its then current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions, and violations of California Businesses & Professions Code §17200 (unfair competition). Plaintiff alleges that the Company’s March 14, 2005, proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brings suit on the Company’s behalf, has made no demand on the Board of Directors and alleges that such demand is excused. Plaintiff seeks injunctive and other relief for purported injury to the Company. On July 27, 2005, Plaintiff filed an amended complaint alleging that, in addition to the purported derivative claims, adoption of the bonus plan and distribution of the proxy statement describing that plan also inflicted injury on her directly as an individual shareholder. On January 10, 2006, the Court sustained defendants’ demurrer to the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on February 7, 2006, and the Company filed a demurrer. After a hearing on June 13, 2006, the Court sustained the demurrer without leave to amend as to the non-director officers and with leave to amend as to the directors.  On July 24, 2006, plaintiff filed a third amended complaint, which purports to bring claims derivatively as well as directly on behalf of a class of common stock holders who have been or will be harmed by virtue of the allegedly misleading proxy statement.  In addition to reasserting prior causes of action, the third amended complaint includes a claim that the Company violated the terms of the plan, and a claim for waste related to restricted stock unit grants to certain officers in 2003 and 2004 and an option grant to the Company’s CEO in January 2000. A demurrer that the Company filed to the third amended complaint as well as a motion to disqualify the Company’s lawyers will be heard on January 30, 2007.

Baghdasarian, et al. v. Apple Computer, Inc.

Plaintiffs filed this action in Los Angeles County Superior Court on October 31, 2005, on behalf of a purported nationwide class of all purchasers of all Apple wireless products (router, modem, or adaptor) sold at any time.  The complaint alleges that the Company misrepresented the transmission rates of these products.  The complaint alleges causes of action for breach of express warranty and for violations of the Consumer Legal Remedies Act, California Business & Professions Code §17200 (unfair competition) and California Business & Professions Code §17500 (false advertising).  The complaint seeks damages and equitable remedies.  On December 15, 2005, the Company filed an answer denying all allegations and asserting numerous affirmative defenses.  The parties have reached a tentative settlement, which is not expected to have a material effect on the Company’s financial position or results of operations.

Barry et al. v. Apple Computer, Inc.

Two Plaintiffs filed this purported class action on May 16, 2006 in the United States District Court for the Northern District of California, San Jose Division, on behalf of a nationwide class of iPod purchasers between May 2002 and the present.  The complaint alleged various problems with the iPod hard drive, including skipping and limited lifespan.  Plaintiffs alleged violations of California Business & Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act, the Song-Beverly Consumer Warranty Act and breach of warranties.  The complaint sought damages and equitable relief. The plaintiffs voluntarily dismissed this case, without prejudice, on September 18, 2006.

Birdsong v. Apple Computer, Inc.; Patterson v. Apple Computer, Inc.

These federal court complaints allege that the Company’s iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users.  The Birdsong action was initially filed on January 30, 2006 in the United States District Court for the Western District of Louisiana on behalf of a purported Louisiana class of iPod purchasers and alleges violations of the Louisiana Products Liability Act, breaches of implied warranties, unjust enrichment, and negligent misrepresentation.  The Patterson action was filed on January 31, 2006 in the United States District Court for the Northern District of California on behalf of a purported class of all iPod purchasers within the four-year period before January 31, 2006.  That action alleged breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act, breaches of express and implied warranties, negligent misrepresentation and unjust enrichment. The Birdsong action was transferred to the Northern District of California, and the Patterson action was dismissed. An amended complaint was subsequently filed in Birdsong, dropping the Louisiana law-based claims and adding California law-based claims equivalent to those in Patterson. The Company filed a motion to dismiss on November 3, 2006.  Plaintiffs will not oppose the motion but instead will file a second amended complaint by January 15, 2007.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec. A hearing on the motion for class certification is scheduled for February 8 and 9, 2007, although Plaintiff counsel has now requested that the hearing be delayed pending a ruling on the motion to dismiss in the U.S. case.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act (CLRA) regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties.  Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract, and violation of the Song-Beverly Consumer Warranty Act.  Plaintiffs requested unspecified damages and other relief.  On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. On May 2, 2005, Plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §16700 et seq.) and a claim for false advertising. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted Plaintiffs leave to amend and they filed an amended complaint on December 29, 2005.  Plaintiffs’ amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple retail stores.   Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the CLRA, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act and alleged new causes of action for fraud, conversion and breach of the implied covenant of good faith and fair dealing.  The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action.  Plaintiffs filed an amended complaint adding one new plaintiff. The Company filed a demurrer, which was granted in part on September 9, 2006.  Plaintiffs filed a further amended complaint on September 21, 2006.   On October 2, 2006, the Company filed an answer denying all allegations and asserting numerous affirmative defenses.  The case is in discovery.

Butzer, et al. v. Apple Computer, Inc.;Wirges v. Apple Computer, Inc.; Blackwell v. Apple Computer, Inc.

Plaintiffs filed the Butzer action on August 23, 2005 in the United States District Court for the Northern District of California, San Jose Division, on behalf of a purported nationwide class of all purchasers of the Company’s PowerBook G4 portable computers.  The complaint alleged defects in the memory of the computers.  The complaint alleged that this purported defect extends to other series of the Company’s portables and stated that plaintiffs reserved the right to amend the complaint to include these other series.  Plaintiffs asserted claims for alleged violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act (CLRA) and the Song-Beverly Consumer Warranty Act.  The complaint sought remedies including restitution and/or damages and injunctive relief.  The Wirges action was filed on January 20, 2006 in the United States District Court for the Eastern District of Arkansas, also on behalf of a purported nationwide class, and made similar allegations. Plaintiffs asserted claims for breach of warranties, violation of the Magnuson–Moss Act, strict products liability and unjust enrichment. The complaint sought restitution, damages and other remedies. The Blackwell action was filed on February 10, 2006 in the United States District Court for the Northern District of California, on behalf of a purported nationwide class, and made identical allegations to those made in the Butzer case.  Plaintiffs asserted claims for breach of express and implied warranties, violation of the CLRA, violation of the Song-Beverly Act, false advertising and unfair competition.  The complaint sought restitution, an injunction and other remedies.  The Company filed an answer to the Butzer complaint on October 19, 2005 denying all material allegations and asserting numerous affirmative defenses. The Company filed an answer to the Wirges action on February 28, 2006, and also filed a motion to transfer the Wirges case to the Northern District of California.   The Company filed an answer to the Blackwell complaint on March 15, 2006 denying all material allegations and asserting numerous affirmative defenses.  The Company has reached a settlement with the named plaintiffs in all three cases and these matters are concluded.  Settlement of these matters did not have a material effect on the Company’s financial position or results of operations.

Charoensak v. Apple Computer, Inc. (formerly Slattery v. Apple Computer, Inc.)

The original Plaintiff (Slattery) filed this purported class action on January 3, 2005 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power.  Plaintiff’s complaint alleged violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business and Professions Code §16700 et seq. (the Cartwright Act), California Business and Professions Code §17200 (unfair competition), common law unjust enrichment and common law monopolization. Plaintiff sought unspecified damages and other relief.  The Company filed a motion to dismiss on February 10, 2005.  On September 9, 2005, the Court denied the motion in part and granted it in part. Plaintiff filed an amended complaint on September 23, 2005 and the Company filed an answer on October 18, 2005.  On May 8, 2006, the Court heard Plaintiff’s motion for leave to file a second amended complaint to substitute two new plaintiffs for Slattery.  In August 2006, the court dismissed Slattery without prejudice and allowed plaintiffs to file an amended complaint naming two new plaintiffs (Charoensak and Rosen). On November 2, 2006, the Company filed an answer to the amended complaint denying all material allegations and asserting numerous affirmative defenses. The hearing on class certification is set for April 16, 2007.

Contois Music Technology LLC v. Apple Computer, Inc.

Plaintiff Contois Music Technology filed this action on June 13, 2005 in the United States District Court for Vermont, alleging infringement by the Company of U.S. Patent No. 5,864,868, entitled “Computer Control System and User Interface for Media Playing Devices.”  The complaint sought unspecified damages and other relief.  The Company filed an answer on November 23, 2005 denying all material allegations and asserting numerous affirmative defenses.  A Markman hearing was held on June 13, 2006 and the court issued a claim construction ruling on July 24, 2006. The parties agreed to a settlement and the case was dismissed on August 18, 2006. This matter is now concluded. Settlement of this matter did not have a material effect on the Company’s financial position or results of operations.

Creative Technology Ltd. and Creative Labs, Inc. v. Apple Computer, Inc. (filed on May 15, 2006, International Trade Comission), Creative Technology Ltd. v. Apple Computer, Inc. (filed on May 15, 2006, United States District Court for the Northern District of California), Apple Computer, Inc. v. Creative Technology Ltd. and Creative Labs, Inc. (filed May 15, 2006, United States District Court for the Western District of Wisconsin), Apple Computer, Inc. v. Creative Technology Ltd. and Creative Labs, Inc. (filed on June 1, 2007, International Trade Comission), Apple Computer, Inc. v. Creative Technology Ltd. and Creative Labs (filed on June 1, 2006, United States District Court for the Eastern District of Texas)

On May 15, 2006, Creative Labs, Inc., and Creative Technology Ltd. (collectively “Creative”) filed a complaint with the U.S. International Trade Commission (“ITC”) alleging that the Company infringed U.S. patent number 6,928,433 (“‘433 patent”) and seeking an order permanently barring iPods from importation into the United States.  On May 15, 2006, Creative also brought suit against the Company in the United States District Court for the Northern District of California, also alleging that the iPod infringed the ‘433 patent.  The District Court action was stayed pending resolution of the Creative ITC Action.

On May 15, 2006, the Company brought suit against Creative in the United States District Court for the Western District of Wisconsin (“Wisconsin Action”), alleging that Creative infringed U.S. patent number 5,479,602 (“‘602 patent”), U.S. patent number 5,586,237 (“‘237 patent”), U.S. patent number 5,898,434 (“‘434 patent”), and U.S. patent number 6,731,312 (“‘312 patent”).  On May 17, 2006, the Company filed an amended complaint in the Wisconsin Action alleging that Creative also infringed U.S. patent number 5,341,293 (“‘293 patent”), U.S. patent number 6,047,342 (“‘342 patent”), and U.S. patent number 5,799,280 (“‘280 patent”).

On June 1, 2006, the Company brought suit against Creative in the United States District Court for the Eastern District of Texas, (“Texas Action”), alleging that Creative infringed U.S. patent number 6,157,363 (“‘363 patent”), U.S. patent number 5,640,566 (“‘566 patent”), and U.S. patent number 5,504,852 (“‘852 patent”).  On June 27, 2006, the Company filed an amended complaint in the Texas Action alleging that Creative also infringed U.S. patent number 7,046,230 (“‘230 patent”) and U.S. patent number 6,282,646 (“‘646 patent”).  At the suggestion of the District Court, the Company filed separate actions in the Eastern District of Texas regarding the Company’s allegations relating to the ‘230 patent and the ‘646 patent.

On June 1, 2006, the Company filed a complaint with the ITC alleging that Creative infringed the ‘230 patent, the ‘293 patent, and the ‘434 patent.  On June 5, 2006, the Company filed an amended complaint with the ITC alleging that Creative also infringed the ‘646 patent.

The parties reached a settlement of all of the above matters and all cases were dismissed as of October 13, 2006.  These matters are concluded.  Settlement of these matters did not have a material effect on the Company’s financial position or results of operations.

Davis v. Apple Computer, Inc.

Plaintiff filed this purported class action in San Francisco County Superior Court on December 5, 2002, alleging that the Company engaged in unfair and deceptive business practices relating to its AppleCare Extended Service and Warranty Plan. Plaintiff asserts causes of action for violation of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), breach of the Song-Beverly Warranty Act, intentional misrepresentation and concealment. Plaintiff requests unspecified damages and other relief. The Company filed a demurrer and motion to strike, which were granted, in part, and Plaintiff filed an amended complaint. The Company filed an answer on April 17, 2003 denying all allegations and asserting numerous affirmative defenses. Plaintiff subsequently amended his complaint. On October 29, 2003, the Company filed a motion to disqualify Plaintiff’s counsel in his role as counsel to the purported class and to the general public. The Court granted the motion but allowed Plaintiff to retain substitute counsel. Plaintiff did engage new counsel for the general public, but not for the class. The Company moved to disqualify Plaintiff’s new counsel and to have the Court dismiss the general public claims for equitable relief. The Court declined to disqualify Plaintiff’s new counsel or to dismiss the equitable claims, but did confirm that the class action claims were dismissed. The Company appealed the ruling and the case was stayed pending the outcome of the appeal. The Court of Appeals denied the appeal on August 17, 2005, affirming the trial court’s decision. The Company filed a Petition for review with the California Supreme Court, which was denied on November 23, 2005.  The case was remanded back to the trial court.  The parties have reached a settlement and the matter is concluded. Settlement of this matter did not have a material effect on the Company’s financial position or results of operations.

European Commission Investigation

The European Commission has notified the Company it is investigating certain matters relating to the iTunes Store in the European Union (“EU”).  The European Commission is investigating claims made by Which?, a United Kingdom (UK) consumer association, that the Company is violating EU competition law by charging more for online music in the UK than in Eurozone countries and preventing UK consumers from purchasing online music from the iTunes Store for Eurozone countries.  The Which? claims were originally lodged with the UK Office of Fair Trading, which subsequently referred them to the European Commission.  The European Commission is investigating the charges under Articles 81 and 82 of the European Commission Treaty.

Euro Tec Enterprises, Inc. et al. v. Apple Computer, Inc. et al.

This is a purported class action copyright infringement case filed on May 16, 2006 in the United States District Court for the Central District of California by certain independent music publishers against the Company and several other defendants for allegedly failing to secure a compulsory license for copyrighted musical compositions being sold as downloads.  Plaintiffs’ complaint seeks an injunction, damages and other relief.  The Company filed an answer on July 28, 2006 denying all material allegations and asserting numerous affirmative defenses. The case is in discovery and is set for trial on November 13, 2007 if no class is certified or on June 10, 2008 if a class is certified.  Plaintiffs filed an amended complaint on October 23, 2006 and the Company filed an amended answer on November 28, 2006 denying all material allegations and asserting numerous affirmative defenses.

Gillis et al. v. Apple Computer, Inc.

Plaintiffs filed this purported class action on December 23, 2005 in San Diego County Superior Court alleging the Company has misrepresented the hard drive capacity of two Powerbook G4 computers: the 12-inch, 1.5GHz computer with 512MB of memory and a 100GB hard drive; and the 15-inch, 1.67GHz computer with 1GB of memory and a 100GB hard drive. Plaintiffs alleged that the Company’s standard disclosure on its packaging regarding hard drive size was not present on the packaging for these two models. The complaint alleged violations of the California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act, and causes of action for deceit and negligent misrepresentation. Plaintiffs sought restitution and other relief.  On February 28, 2006, the Company filed a demurrer and a motion to strike.  The Company withdrew the demurrer and motion to strike per stipulation. The Company has reached a Court-approved settlement with the Plaintiffs in this action and the matter is concluded. The settlement of this matter did not have a material effect on the Company’s financial position or results of operations.

Goldberg, et al. v. Apple Computer, Inc., et al.

Plaintiffs filed this purported class action on September 22, 2003 in Los Angeles County Superior Court against the Company and other members of the computer industry on behalf of an alleged nationwide class of purchasers of certain computer hard drives. The case alleged violations of California Business & Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act and false advertising related to the size of the drives. Plaintiffs alleged that calculation of hard drive size using the decimal method misrepresents the actual size of the drive. The complaint sought restitution and other relief. Plaintiffs filed an amended complaint on March 30, 2004 and the Company filed an answer on September 23, 2004, denying all allegations and asserting numerous affirmative defenses.  Defendants filed a motion to strike portions of the complaint based on sales by resellers and filed a motion for judgment on the pleadings based upon Proposition 64.  The Court granted both motions at a hearing on April 6, 2005.  Plaintiffs thereafter filed an amended complaint on May 6, 2005. The Defendants filed a demurrer on June 6, 2005, which the Court granted in part and denied in part. Plaintiffs filed an amended complaint and the Company filed an answer on December 15, 2005 denying all allegations and asserting numerous assertive defenses. The Company reached a Court-approved settlement with the Plaintiffs in this action and the matter is concluded.  The settlement of this matter did not have a material effect on the Company’s financial position or results of operations.

Gordon v. Apple Computer, Inc.

Plaintiff filed this purported class action on August 31, 2006 in the United States District Court for the Northern District of California, San Jose Division, on behalf of a purported nationwide class of consumers who purchased 65W Power Adapters for iBooks and Powerbooks between November 2002 and the present. The complaint alleges various problems with the 65W Adapter, including fraying, sparking and premature failure.  Plaintiffs allege violations of California Business & Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act, the Song-Beverly Consumer Warranty Act and breach of warranties.  The complaint seeks damages and equitable relief.  The Company filed an answer on October 20, 2006 denying the material allegations and asserting numerous affirmative defenses.  Mediation is set for March 13, 2007.

Greaves v. Apple Computer, Inc.

On June 30, 2006 Plaintiff filed this purported class action in San Diego Superior Court on behalf of a purported class of California purchasers alleging discoloration of the MacBook case.  Plaintiff asserts claims under California Business & Professions Code §17500 (false advertising), California Business & Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act and misrepresentation. Plaintiff’s complaint seeks damages and equitable relief.  Plaintiff filed a First Amended Complaint on August 16, 2006. The Company filed an answer on October 3, 2006 denying all allegations and asserting numerous affirmative defenses.

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

In re Apple Computer, Inc. Derivative Litigation (formerly Karant v. Jobs, et al. and Related Actions) (Federal Action)

On June 30, 2006, a putative derivative action captioned Karant v. Jobs, et. al., was filed in the United States District Court for the Northern District of California, San Jose Division. A number of related actions were filed in the subsequent weeks and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, Master File No. C-06-04128-JF before the Hon. Jeremy Fogel.  A Consolidated Shareholder Derivative Complaint was filed on December 18, 2006. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants, insider trading and issuing false financial statements. The Company is named as a nominal defendant. The consolidated complaint alleges various causes of action under federal and California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, gross mismanagement, rescission, constructive fraud and waste of corporate assets, as well as claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek damages, disgorgement, restitution and imposition of a constructive trust. The actions were filed after the Company’s announcement on June 29, 2006 that an internal investigation had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, that a special committee of the Company’s outside directors had retained independent counsel to perform an investigation, and that the Company had informed the Securities and Exchange Commission. The Company’s response to the Consolidated Complaint is not yet due.

In re Apple Computer, Inc. Derivative Litigation (formerly Plumbers and Pipefitters v. Jobs, et al. and Related Actions) (State Action); Boston Retirement Board v. Apple Computer, Inc.

On July 5, 2006, a putative derivative action captioned Plumbers and Pipefitters v. Jobs, et. al., was filed in California Superior Court for the County of Santa Clara.  A number of related actions were filed in the subsequent weeks, and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, No. 1:06CV066692, assigned to the Hon. Joseph Huber.  These actions purport to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants and issuing false financial statements. The Company is named as a nominal defendant.  A consolidated complaint was filed on October 5, 2006, alleging a variety of causes of action under California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, accounting, constructive trust, rescission, deceit, gross mismanagement, and waste of corporate assets.  On December 7, 2006, the Court granted the Company’s motion to stay these actions.

On November 3, 2006, the Boston Retirement Board, a purported shareholder, filed a petition for writ of mandate against the Company in California Superior Court for the County of Santa Clara County (Boston Retirement Board v. Apple Computer Inc.).  The petition seeks to compel the Company to allow inspection of certain corporate records relating to the Company’s option practices and the Special Committee’s investigation. The Company’s response to the petition is not yet due.

Lenzi v. Apple Canada, Inc.; Wolfe v. Apple Computer, Inc. and Apple Canada, Inc.; Hirst v. Apple Canada, Inc.; Hamilton v. Apple Computer, Inc. and Apple Canada, Inc.

Plaintiff filed a purported class action on June 7, 2005, in Superior Court, in Montreal, Quebec, Canada allegedly on behalf of Quebec customers claiming false advertising and breach of warranty relating to iPod battery life.  Plaintiff sought authorization to institute a class action on behalf of Generations 1, 2 and 3 iPod owners in Quebec. On February 2, 2006, the Court dismissed Plaintiff’s motion for authorization to institute a class action.   Plaintiff has appealed this ruling, and the appeal will be heard on February 22, 2007.

Two similar complaints relative to iPod battery life, Wolfe v. Apple and Hirst v. Apple, were filed in Toronto, Ontario, Canada on August 15, 2005 and September 12, 2005, respectively.   Both actions define the purported class as a national class consisting of all persons in Canada who have purchased or who own an iPod. Counsel has proposed an amended complaint to which the Company has not consented. In addition, a similar complaint regarding iPod battery life, Hamilton v. Apple Computer, Inc. and Apple Canada, Inc. was filed in Alberta, Calgary, Canada on October 5, 2005, purportedly on behalf of all purchasers of iPods in Alberta, Canada.  That complaint has not been served.

MacTech Systems v. Apple Computer, Inc.; Macadam v. Apple Computer, Inc.; Computer International, Inc. v. Apple Computer, Inc.; Elite Computers and Software, Inc. v. Apple Computer, Inc.; The Neighborhood Computer Store v. Apple Computer, Inc.; MacAccessory Center, Inc. v. Apple Computer, Inc.; Creative Online Computer Services, Inc., DBA MacOnline v. Apple Computer, Inc.; MacGuys, Inc. v. Apple Computer, Inc. (all in Santa Clara County Superior Court)

Eight resellers filed similar lawsuits against the Company between late 2002 and early 2006 asserting various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. Plaintiffs requested unspecified damages and other relief. The Company answered the Computer International complaint on November 12, 2003, denying all allegations and asserting numerous affirmative defenses. The Company filed an answer in the Macadam

case on December 3, 2004 denying all allegations and asserting numerous defenses.   Three of the other Plaintiffs filed amended complaints on February 7, 2005, and on March 16, 2005 the Company filed answers to these claims denying all allegations and asserting numerous affirmative defenses.  A sixth Plaintiff, MacAccessory Center, filed a complaint on February 23, 2005.  The Company filed an answer to this complaint on April 20, 2005 denying all allegations and asserting numerous affirmative defenses. On February 28, 2006, MacGuys and Creative Online filed complaints against the Company. All of these cases with the exception of Macadam were coordinated for discovery (along with the Branning class action) in Santa Clara Superior Court. The Elite, Neighborhood Computer Store, MacTech and MacAccessory cases were set for trial on November 27, 2006. The Company has reached settlements with Computer International, MacTech Systems, Elite Computers and Software, Inc., MacAccessory Center, Inc., The Neighborhood Computer Store, Creative Online Computer Services, Inc., and MacGuys, Inc. and these matters are concluded.  These settlements did not have a material effect on the Company’s financial position or results of operations.

On October 1, 2003, one of the reseller Plaintiffs, Macadam, was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied. The Court denied Macadam’s motion for a preliminary injunction on December 19, 2003.   On December 6, 2004, Macadam filed for Chapter 11 Bankruptcy in the Northern District of California, which placed a stay on the litigation as to Macadam only.  The Company filed a claim in the bankruptcy proceedings on February 16, 2005.  The Macadam bankruptcy case was converted to Chapter 7 (liquidation) on April 29, 2005. The Company has reached a settlement of the Macadam case with the Chapter 7 Bankruptcy Trustee. The Bankruptcy Court approved the settlement on July 17, 2006 over the objection of Tom Santos, MacAdam’s principal.  Santos has appealed the ruling approving the settlement.

On December 19, 2005, Tom Santos, who was an original plaintiff in the Macadam case, filed a Fifth Amended Complaint on his own behalf (not on behalf of Macadam) alleging fraud, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising) and the Consumer Legal Remedies Act. The Company filed a demurrer to Santos’ amended complaint and a special motion to strike the defamation cause of action on January 20, 2006.  Those motions were heard on February 17, 2006, and the Court sustained the demurrer without leave to amend as to one cause of action, overruled the demurrer as to one cause of action and sustained the demurrer with leave to amend as to two causes of action.  The Court also denied the special motion to strike. Santos filed a further amended complaint on July 14, 2006.  The Company filed a demurrer, which was granted on September 9, 2006. Santos filed an amended complaint.  The Company filed a motion to strike, which was granted in part and denied in part on December 15, 2006.  The Company also filed a cross complaint against Santos on January 20, 2006 alleging violations of California Business & Professions Code §17200 and California Penal Code §502, fraud and deceit, and breach of contract.

Macsolutions, Inc. v. Apple Computer, Inc.

Plaintiff Macsolutions, Inc., a former Apple authorized reseller, filed this lawsuit against the Company on January 20, 2006 alleging breach of contract, fraud, misappropriation of trade secrets, intentional interference with economic advantage, violation of the Cartwright Act, violation of California Business & Professions Code §17200 (unfair competition) and fraudulent concealment.  The factual allegations in this complaint are similar to those in the eight other reseller cases and the Branning class action. Principally, Plaintiffs allege that the Company treated Macsolutions unfairly compared to other resellers, that the Company has competed unfairly in opening the Apple retail stores, and has allegedly sold used goods as new.  Macsolutions filed an amended complaint on June 5, 2006, adding Tech Data Corporation as a defendant.  The Company filed an answer on July 5, 2006 generally denying all allegations and asserting numerous affirmative defenses.  The case is in discovery.  The case is set for trial on June 18, 2007.

PhatRat Technology LLC v. Apple Computer, Inc.

Plaintiff PhatRat Technology LLC filed this action on October 24, 2006 in the United States District Court for the District of Colorado alleging infringement of U.S. Patent number 6,499,000 entitled “System and Method for Determining Loft Time, Speed, Height and Distance,”  U.S. Patent number 6,885,971 entitled “Methods and Systems for Assessing Athletics Performance,” U.S. Patent number 6,963,818 entitled “Mobile Speedometer Systems and Associated Methods,” and U.S. Patent number 7,092,846 entitled “Systems and Methods for Determining Performance Data,” as well as allowed U.S. Patent Application number 11/358,508 entitled “Shoes Employing Monitoring Devices, and Associated Methods.”  Plaintiff asserts that the Nike+iPod products infringe these patents.  The Company’s response to the complaint is not yet due.

Premier International Associates LLC v. Apple Computer, Inc.

Plaintiff Premier International Associates LLC filed this action on November 3, 2005 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent numbers 6,243,725 and 6,763,345 both entitled “List Building System.”  The complaint seeks unspecified damages and other relief.   The Company filed an answer on January 13, 2006 denying all material allegations and asserting numerous affirmative defenses.  The Company also asserted counter claims for a declaratory judgment of noninfringement and invalidity.  A Markman hearing is set for May 17, 2007 and trial is scheduled for December 3, 2007.

Quantum Technology Management, Ltd. v. Apple Computer, Inc.

Plaintiff filed this action on December 21, 2005 in the United States District Court for the District of Maryland against the Company and Fingerworks, Ltd., alleging infringement of U.S. Patent number 5,730,165 entitled “Time Domain Capacitive Field Detector.”  The complaint seeks unspecified damages and other relief. On May 11, 2006, Quantum filed an amended complaint adding Cypress Semiconductor/MicroSystems, Inc. as a defendant. On July 31, 2006 the Company filed an answer denying all material allegations and asserting numerous affirmative defenses and also filed counterclaims for non-infringment and invalidity.  On November 30, 2006 Plaintiff filed a reply to the Company’s counterclaims and a More Definite Statement.

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, seeking authorization to institute a class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004 but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy.  A class certification hearing took place January 13, 2006.  On February 24, 2006, the Court granted class certification and notice was published during the last week of March 2006.  Discovery is closed and the case is prepared for trial, which the Company anticipates will take place in 2007.

Tse v. Apple Computer, Inc. et al.

Plaintiff Ho Keung Tse filed this action against the Company and other defendants on August 5, 2005 in the United States District Court for the District of Maryland alleging infringement by the Company of U.S. Patent number 6,665,797 entitled “Protection of Software Again [sic] Against Unauthorized Use.”  The complaint seeks unspecified damages and other relief. The Company filed an answer on October 31, 2005 denying all material allegations and asserting numerous affirmative defenses. On October 28, 2005, the Company and the other defendants filed a motion to transfer the case to the Northern District of California, which was granted on August 31, 2006.

Tucker v. Apple Computer, Inc.

Plaintiff filed this purported class action on July 21, 2006 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power.  The complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition), and the California Consumer Legal Remedies Act.  Plaintiff seeks unspecified damages and other relief. On November 3, 2006, the Company filed a motion to dismiss the complaint, which was heard on November 20, 2006.  On December 20, 2006, the court denied the motion to dismiss.

Union Federale des Consummateurs - Que Choisir v. Apple Computer France s.à.r.l. and iTunes s.à.r.l.

Plaintiff, a consumer association in France, filed this complaint on February 9, 2005 alleging that the above-listed entities are violating consumer law by (1) omitting to mention that the iPod is allegedly not compatible with music from online music services other than the iTunes Store and that the music from the iTunes Store is only compatible with the iPod and (2) allegedly tying the sales of iPods to the iTunes Store and vice versa.  Plaintiff seeks damages, injunctive relief and other relief. The first hearing on the case took place on May 24, 2005. The Company’s response to the complaint was served on November 8, 2005. Plaintiff’s responsive pleading was filed on February 10, 2006. The Company filed a reply on June 6, 2006 and UFC filed a response on September 19, 2006.

Vitt v. Apple Computer, Inc.

Plaintiff filed this purported class action on November 7, 2006 in the United States District Court for the Central District of California on behalf of a purported nationwide class of all purchasers of the iBook G4 alleging that the computer’s logic board fails at an abnormally high rate.  The complaint alleges violations of California Business & Professions Code §17200 (unfair competition) and California Business & Professions Code §17500 (false advertising). Plaintiff seeks unspecified damages and other relief. The Company’s response to the complaint is not yet due.

Vogel v. Jobs et al.

Plaintiff filed this purported class action on August 24, 2006 in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements.  The lawsuit purports to be brought on behalf of all purchasers of the Company’s stock from December 1, 2005 through August 11, 2006, and asserts claims under Sections 10(b) and 14(a) of the Securities Exchange Act as well as control person claims.  A motion for appointment of lead plaintiff and counsel was scheduled to be heard on December 4, 2006 but was taken off calendar when the case was re-assigned to the Hon. Jeremy Fogel.  The motion therefore is still pending.  Defendants’ responses to the complaint are not yet due.

Wimmer v. Apple Computer, Inc. (originally filed as Tomczak v. Apple Computer, Inc. on October 19, 2005 in the United States District Court for the Northern District of California, San Jose Division; amended complaint filed October 26, 2005); Moschella, et al., v. Apple Computer, Inc. (filed October 26, 2005 United States District Court for the Northern District of California, San Jose Division); Calado, et al. v. Apple Computer, Inc. (filed October 26, 2005, Los Angeles County Superior Court); Kahan, et al., v. Apple Computer, Inc. (filed October 31, 2005, United States District Court for the Southern District of New York); Jennings, et al., v. Apple Computer, Inc. (filed November 4, 2005, United States District Court for the Northern District of California, San Jose Division); Rappel v. Apple Computer, Inc. (filed on November 23, 2005, United States District Court for the District of New Jersey); Mayo v. Apple Computer, Inc. (filed on December 7, 2005, United States District Court for the Middle District of Louisiana); Valencia v. Apple Computer, Inc. (filed on December 22, 2005, United States District Court for the Northern District of California); Williamson v. Apple Computer, Inc. (filed on December 29, 2005, United States District Court for the Middle District of Louisiana);  Sioson v. Apple Computer, Inc. (filed on February 9, 2006, San Mateo County Superior Court; First Amended Complaint filed March 16, 2006)

These federal and state court complaints allege that the Company’s iPod nano was defectively designed so that it scratches excessively during normal use, rendering the screen unreadable.  The federal actions were coordinated in the United States District Court for the Northern District of California and assigned to the Hon. Ronald Whyte pursuant to an April 17, 2006, order of the Judicial Panel on Multidistrict Litigation.  Plaintiffs filed a First Consolidated and Amended Master Complaint on September 21, 2006, alleging violations of California and other states’ consumer protection and warranty laws and claiming unjust enrichment.  The Master Complaint alleges two putative plaintiff classes: (1) all U.S. residents (excluding California residents) who purchased an iPod nano that was not manufactured or designed using processes necessary to ensure normal resistance to scratching of the screen; and (2) all iPod nano purchasers other than U.S. residents who purchased an iPod nano that was not manufactured or designed using processes necessary to ensure normal resistance to scratching of the screen.  Pursuant to stipulation, the Wimmer, Valencia, and Rappel federal complaints were dismissed without prejudice and the Mayo and Williamson complaints were administratively closed without prejudice.  The Company answered the Master Complaint on November 20, 2006.

The two California state actions were coordinated on May 4, 2006, and assigned to the Hon. West in Los Angeles Superior Court.  Plaintiffs filed a Consolidated Amended Class Action Complaint on June 8, 2006, alleging violations of California state consumer protection, unfair competition, false advertising, and warranty laws and claiming unjust enrichment.  The Consolidated Complaint alleges a putative plaintiff class of all California residents who own an iPod nano containing a manufacturing defect that results in the nano being susceptible to excessive scratching.  The Company answered the Consolidated Amended Complaint on October 6, 2006.

Two similar complaints, Carpentier v. Apple Canada, Inc., and Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc. were filed in Montreal, Quebec, Canada on October 27, 2005 and November 9, 2005, respectively, seeking authorization to institute class actions on behalf of iPod nano purchasers in Quebec. The Royer-Brennan file was stayed in May 2006 in favor of the Carpentier file, in which Apple’s preliminary motion for leave to file evidence will be heard on December 18, 2006.  No further dates have been set. A similar complaint, Mund v. Apple Canada Inc. and Apple Computer, Inc., was filed in Ontario, Canada on January 9, 2006 seeking authorization to institute a class action on behalf of iPod nano purchasers in Canada.  In the two Quebec class actions, a motion to stay the Royer-Brennan case is stayed in favor of the previously filed Carpentier case.  In the Ontario Action, Apple Canada Inc. and Apple Computer, Inc., have served Notices of Intent to defend.  On December 18, 2006, plaintiff’s counsel advised that a substitution of attorneys will occur, most likely in January 2007.  The file is now stayed, and the Company’s motion to examine petitioner and for leave to file evidence at certification will be set after the new counsel appears.

Item 1A. Risk Factors

Because of the following factors, as well as other factors affecting the Company’s operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of the Company’s consolidated financial statements may result in additional litigation and governmental enforcement actions.

On June 29, 2006, the Company announced that an internal review had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, including a grant to its Chief Executive Officer (“CEO”), Steve Jobs.  The Company also announced a Special Committee of outside directors (“Special Committee”) had been formed and had hired independent counsel to conduct a full investigation of the Company’s past stock option granting practices. As described in the Explanatory Note immediately preceding Part I, Item 2, and in Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements in this Form 10-Q, as a result of the internal review and independent investigation, management has concluded, and the Audit and Finance Committee agrees, that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and the Company has restated certain previously filed financial statements included in this Form 10-Q and the 2006 Form 10-K.

The internal review, the independent investigation, and related activities have required the Company to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from the Company’s business, and could in the future harm its business, financial condition, results of operations and cash flows.

While the Company believes it has made appropriate judgments in determining the correct measurement dates for its stock option grants, the SEC may disagree with the manner in which the Company has accounted for and reported, or not reported, the financial impact. Accordingly, there is a risk the Company may have to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

The Company’s past stock option granting practices and the restatement of prior financial statements have exposed the Company to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part II, Item 1, “Legal Proceedings”, several derivative complaints and a class action complaint have been filed in state and federal courts against the Company’s directors and certain of its executive officers pertaining to allegations relating to stock option grants. The Company has provided the results of its internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard the Company has responded to informal requests for documents and additional information. The Company intends to continue full cooperation. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to the Company’s past stock option practices. The resolution of these matters will be time consuming, expensive, and will distract management from the conduct of the Company’s business.  Furthermore, if the Company is subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, the Company could be required to pay damages or penalties or have other remedies imposed, which could harm its business, financial condition, results of operations and cash flows.

In August 2006, the Company received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of the Company’s Form 10-Q for the quarter ended July 1, 2006 (the “Third Quarter Form 10-Q”), the Company was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and was therefore subject to delisting from the NASDAQ Stock Market. On October 24, 2006, the NASDAQ Listing Qualifications Panel granted the Company’s request for continued listing, subject to the Company filing the Third Quarter Form 10-Q, and any required restatements, with the SEC by December 29, 2006. On

December 29, 2006, the Company filed the Third Quarter Form 10-Q with the SEC.  With the filing of this Form 10-Q, the Company believes that it has remedied its non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification of the Company accordingly.  However, if the SEC disagrees with the manner in which the Company has accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that might result in delisting of the Company’s common stock from the NASDAQ Global Select Market.

Unfavorable results of legal proceedings could adversely affect the Company’s results of operations.

The Company is subject to various legal proceedings and claims that are discussed in Part II, Item 1 of this Form 10-Q. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. Results of legal proceedings cannot be predicted with certainty.  In addition, litigation may be disruptive to the Company’s normal business operations.  Should the Company fail to prevail in certain legal matters, the Company’s financial condition, liquidity, or results of operations could be adversely affected.

Economic conditions and political events could adversely affect the demand for the Company’s products and the financial health of its suppliers, distributors, and resellers.

The Company’s operating performance depends significantly on economic conditions in the U.S. and abroad. At times in the past, demand for the Company’s products has been negatively impacted by difficult global economic conditions. Uncertainty about future economic conditions makes it difficult to forecast future demand for the Company’s products and related operating results. Should global and/or regional economic conditions deteriorate, demand for the Company’s products could be adversely affected, as could the financial health of its suppliers, distributors, and resellers.

War, terrorism, public health issues, and other circumstances could disrupt supply, delivery, or demand of products, which could negatively affect the Company’s operations and performance.

War, terrorism, public health issues, and other business interruptions, whether in the U.S. or abroad, have caused and could cause damage or disruption to international commerce and global economy, and thus may have a strong negative impact on the global economy, the Company, and the Company’s suppliers or customers. The Company’s major business operations are subject to interruption by earthquake, other natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond its control. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. Because the Company does not carry earthquake insurance for direct quake-related losses, the Company’s operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or man-made disaster.

Although it is impossible to predict the occurrences or consequences of any such events, such events could result in a decrease in demand for the Company’s products, make it difficult or impossible for the Company to deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. In addition, should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The Company’s operating results and financial condition have been, and in the future may be, adversely affected by such events.

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

The personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards.  Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller and simpler than traditional personal computers may compete for market share with the Company’s existing products.  Several competitors of the Company have targeted certain of the Company’s key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing. Several of the Company’s competitors have introduced digital music products and/or online stores offering digital music distribution that mimic many of the unique design, technical features, and solutions of the Company’s products. The Company has a significant number of competitors, many of whom have broader product lines and larger installed customer bases than those of the Company. Additionally, there has been a trend towards consolidation in the personal computer industry that has resulted in larger and potentially stronger competitors in the Company’s markets.

The Company is currently the only maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers utilizing competing operating systems, including Windows and Linux. The Company’s future operating results and financial condition are substantially dependent on its ability to continue to develop improvements to the Macintosh platform to maintain perceived design and functional advantages over competing platforms.  Additionally, if unauthorized copies of the Mac OS are used on other companies’ hardware products and result in decreased demand for the Company’s hardware products, the Company’s results of operations may be adversely affected.

The Company is currently focused on market opportunities related to digital music distribution and related consumer electronic devices, including iPods. The Company faces significant competition from other companies promoting their own digital music products including MP3 players, music enabled cell phones, free peer-to-peer music and video services, and free streaming of digital content via the Internet. These competitors include both new entrants with different market approaches, such as subscription services models, and also larger companies that may have significant technical, marketing, distribution, and other resources, as well as established hardware, software, and digital content supplier relationships. Failure to effectively compete could negatively affect the Company’s operating results and financial position.  The Company expects competition in this space to intensify as competitors attempt to imitate the Company’s approach to tightly integrating these components within their individual offerings or work more collaboratively with each other to offer solutions that are more integrated than those they offer currently. Some of these current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.  There can be no assurance the Company will be able to continue to provide products and services that effectively compete in these markets.  The Company may also have to respond to price competition by lowering prices and/or increasing features which could adversely affect the Company’s music product gross margins as well as overall Company gross margins.

The Company also faces significant competition in the U.S. education market. U.S. elementary and secondary schools, as well as college and university customers, remain a core market for the Company. In an effort to gain market share and remain competitive, the Company will continue to pursue one-to-one (1:1) learning solutions in education.  1:1 learning solutions typically consist of a portable computer for every student and teacher along with the installation of a wireless network.  These 1:1 learning solutions and other strategic sales are generally priced more aggressively and could result in significantly less profitability or financial losses, particularly for larger deals. Although the Company believes it has taken certain steps to strengthen its position in the education market, there can be no assurance that the Company will be able to increase or maintain its share of the education market or execute profitably on large strategic arrangements. Failure to do so may have an adverse impact on the Company’s operating results and financial condition.

Future operating results are dependent upon the Company’s ability to obtain a sufficient supply of components, including microprocessors, some of which are in short supply or available only from limited sources.

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including microprocessors and ASICs are currently obtained by the Company from single or limited sources. Some key components (including without limitation DRAM, NAND flash-memory, and TFT-LCD flat-panel displays), while currently available to the Company from multiple sources, are at times subject to industry-

wide availability and pricing pressures. In addition, new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers’ yields have matured. The Company and other producers in the personal computer and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products. The Company uses some components that are not common to the rest of the personal computer or consumer electronics industries. Continued availability of these components may be affected if producers decided to concentrate on the production of components other than those customized to meet the Company’s requirements. If the supply of a key component were delayed or constrained on a new or existing product, the Company’s results of operations and financial condition could be adversely affected.

The Company must successfully manage frequent product introductions and transitions to remain competitive and effectively stimulate customer demand.

Due to the highly volatile and competitive nature of the personal computer and consumer electronics industries, which are characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies, enhance existing products to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of the Company’s existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; the Company’s ability to manage the risks associated with product transitions, including the transition to Intel-based Macintosh computers, and production ramp issues; the availability of application software for new products; the effective management of purchase commitments and inventory levels in line with anticipated product demand; the availability of products in appropriate quantities and costs to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect new products will have on its sales or results of operations.

In June 2005, the Company announced its plan to begin using Intel microprocessors in its computers.  During 2006, the Company introduced new Intel-based models of the MacBook Pro, MacBook, Mac Pro, iMac, and Mac mini computers.  The Company’s transition to Intel microprocessors for Macintosh systems was completed in August 2006, and its transition for Xserve was completed in November 2006.  This transition has been and will continue to be subject to numerous risks and uncertainties including the timely innovation and delivery of related hardware and software products to support Intel microprocessors, market acceptance of Intel-based Macintosh computers, and the development and availability on acceptable terms of components and services essential to enable the Company to timely deliver Intel-based Macintosh computers.  In addition, the Company is dependent on third-party software developers such as Microsoft and Adobe to timely develop current and future applications that run on Intel-based Macintosh computers.  Universal versions of Microsoft Office and Adobe’s Creative Suite applications are not currently available. Additionally, there can be no assurance that the Company will be able to maintain its historical gross margin percentages on its products, including Intel-based Macintosh computers, which may adversely impact the Company’s results of operations.

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

The Company records a write-down for inventories of components and products that have become obsolete or are in excess of anticipated demand or net realizable value and accrues necessary reserves for cancellation fees for orders of products and components that have been cancelled. Although the Company believes its inventory and related provisions are currently adequate, given the rapid and unpredictable pace of product obsolescence in the computer and consumer electronics industries and the transition to Intel-based Macintosh computers, no assurance can be given that the Company will not incur additional inventory and related charges. In addition, such charges have had, and may have, a material effect on the Company’s financial position and results of operations.

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

Most of the Company’s products are manufactured in whole or in part by third-party manufacturers. In addition, the Company has outsourced much of its transportation and logistics management. While outsourcing arrangements may lower the cost of operations, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured or services rendered, or the flexibility of the Company to respond to changing market conditions. In addition, the Company is reliant on third-party manufacturers to adhere to the Company’s supplier code of conduct.  Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain at least initially responsible to the consumer for warranty service in the event of product defects.  Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company’s future operating results and financial condition.

Final assembly of products sold by the Company is currently performed in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California; Fullerton, California; Taiwan; the Republic of Korea; the People’s Republic of China; and the Czech Republic. Currently, manufacturing of many of the components used in the Company’s products is performed by third-party vendors in Taiwan, China, Japan, Korea, and Singapore.  Final assembly of substantially all of the Company’s portable products, including MacBook Pros, MacBooks, and iPods, is performed by third-party vendors in China. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, labor, environmental, public health, or political issues, or due to information technology system failures or military actions, the Company’s results of operations and financial condition could be adversely affected.

The Company’s future operating performance is dependent on the performance of distributors and other resellers of the Company’s products.

The Company distributes its products through wholesalers, resellers, national and regional retailers, and cataloguers, many of whom distribute products from competing manufacturers. In addition, the Company sells many of its products and resells certain third-party products in most of its major markets directly to end-users, certain education customers, and certain resellers through its online stores around the world and its retail stores. Many of the Company’s resellers operate on narrow product margins and have been negatively impacted in the past by weak economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company’s distribution and retail channel partners. The Company’s business and financial results could be adversely affected if the financial condition of these resellers weakens, if resellers within consumer channels were to cease distribution of the Company’s products, or if uncertainty regarding demand for the Company’s products caused resellers to reduce their ordering and marketing of the Company’s products.  The Company has invested and will continue to invest in various programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors.  These programs could require a substantial investment from the Company, while providing no assurance of return or incremental revenue to offset this investment.

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

The Company contracts with third parties to offer their digital content to customers through the Company’s iTunes Store. The Company pays substantial fees to obtain the rights to offer to its customers this third-party digital content. The Company’s licensing arrangements with these third-party content providers are short-term in nature and do not guarantee the future renewal of these arrangements at commercially reasonable terms, if at all.  Certain parties in the music industry have consolidated and formed alliances, which could limit the availability and increase the fees required to offer digital content to customers through the iTunes Store. Some third-party content providers currently or may in the future offer music products and services that compete with the Company’s music products and services, and could take action to make it more difficult or impossible for the Company to license their digital content in the future.  Further, other distributors of third-party content or third-party content owners may seek to limit the Company’s access to or increase the total cost of such content.  If the Company is unable to continue to offer a wide variety of digital content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach outside the U.S., then sales and gross margins of the Company’s iTunes Store, as well as related hardware and peripherals, including iPods, may be adversely affected.

Third-party content providers and artists require that the Company provide certain digital rights management (“DRM”) solutions and other security mechanisms.  If the requirements from content providers or artists change, then the Company may be required to further develop or license technology to address such new rights and requirements.  In addition, certain countries have passed legislation or may propose legislation that would force the Company to license its DRM solutions so that content would be interoperable with competitor devices, which could lessen the protection of content subjecting it to piracy and could affect arrangements with the Company’s content suppliers. There is no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner, if at all, which could have a materially adverse effect on the Company’s operating results and financial position.

The Company’s future performance is dependent upon support from third-party software developers. If third-party software applications cease to be developed or available for the Company’s hardware products, then customers may choose not to buy the Company’s products.

The Company believes decisions by customers to purchase the Company’s personal computers, as opposed to Windows-based systems, are often based on the availability of third-party software applications such as Microsoft Office. The Company also believes the availability of third-party application software for the Company’s hardware products depends in part on third-party developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products versus software for the larger Windows market or growing Linux market. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the minority market share held by the Company in the personal computer market has caused software developers to question the Company’s prospects in the personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market or growing Linux market. The Company’s recent announcement that it plans to add a feature to the next version of Mac OS X that will enable Intel-based Macintosh systems to run Windows XP may deter developers from creating software applications for Mac OS X if such applications are available for the Windows platform.  Moreover, there can be no assurance software developers will continue to develop software for Mac OS X on a timely basis or at all.

In June 2005, the Company announced its plan to begin using Intel microprocessors in its computers.  During 2006, the Company introduced new Intel-based models of the MacBook Pro, MacBook, Mac Pro, iMac, and Mac mini computers.  The Company’s transition to Intel microprocessors for Macintosh systems was completed in August 2006, and its transition for Xserve was completed in November 2006. The Company depends on third-party software developers to timely develop current and future applications that run on Intel microprocessors. Universal versions of Microsoft Office and Adobe’s Creative Suite applications are not currently available.  The lack of applications that run on Intel-based Macintosh systems, including Microsoft Office and Adobe Creative Suite, could have a materially adverse effect on the Company’s operating results and financial position.

In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers, such as Microsoft and Adobe, to develop, maintain, and upgrade similar or competitive software for the Company’s products. The Company currently markets and sells a variety of software applications for use by professionals, consumers, and education customers that could influence the decisions of third-party software developers to develop or upgrade Macintosh-compatible software products. Software applications currently marketed by the Company include software for professional film and video editing, professional compositing and visual effects for large format film and video productions, professional music production and music post production, professional and consumer DVD encoding and authoring, professional digital photo editing and workflow management, consumer digital video and digital photo editing and management, digital music management, desktop-based database management, word processing, and high-quality presentations. Discontinuance of third-party software products for the Macintosh platform could have an adverse effect on the Company’s net sales and results of operations.

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

Because of technological changes in the computer and consumer electronics industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time-consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company’s future operating results and financial condition could be adversely affected. Information regarding certain claims and litigation involving the Company related to alleged patent infringement and other matters is set forth in Part II, Item 1 of this Form 10-Q and Part I, Item 3 of the 2006 Form 10-K.  In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would individually or in the aggregate have a material adverse effect on its results of operations or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part II, Item 1 of this Form 10-Q or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

The Company’s retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through July 31, 2006, the Company had opened 156 retail stores. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 20 years, the majority of which are for 10 years. The Company could incur substantial costs should it choose to terminate these commitments or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of personnel costs, depreciation of store construction costs, and lease expense. As a result, significant losses would result should the Retail segment experience a significant decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high-profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened eight such stores through July 2006. Because of their location and size, these high-profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 14 years with total remaining commitments per location ranging from $4 million to $35 million. Closure or poor performance of one of these high-profile stores could have a significant negative impact on the Company’s results of operations and financial condition.

Many of the general risks and uncertainties the Company faces could also have an adverse impact on its Retail segment. Also, many factors unique to retail operations present risks and uncertainties, some of which are beyond the Company’s control, that could adversely affect the Retail segment’s future results, cause its actual results to differ from those currently expected, and/or have an adverse effect on the Company’s consolidated results of operations. Potential risks and uncertainties unique to retail operations that could have an adverse impact on the Retail segment include, among other things, macro-economic factors that have a negative impact on general retail activity; inability to manage costs associated with store construction and operation; inability to sell third-party hardware and software products at adequate margins; failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations outside the U.S.; costs associated with unanticipated fluctuations in the value of Apple-branded and third-party retail inventory; and inability to obtain and renew leases in quality retail locations at a reasonable cost.

Investment in new business strategies and initiatives could disrupt the Company’s ongoing business and may present risks not originally contemplated.

The Company has and may in the future invest in new business strategies or engage in acquisitions that complement the Company’s strategic direction and product roadmap. Such endeavors may involve significant risks and uncertainties, including distraction of management’s attention away from current business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy; and unidentified issues not discovered in the Company’s due diligence process. Because these new ventures are inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not materially adversely affect the Company’s business, operating results or financial condition.

Declines in the sales of the Company’s professional products, software, accessories, or service and support contracts, or increases in sales of consumer products, including iPods, may negatively impact the Company’s gross margin and operating margin percentages.

The Company’s professional products, including MacBook Pro and Mac Pro systems, software, accessories, and service and support contracts, generally have higher gross margins than the Company’s consumer products, including the iMac, Mac mini, MacBook, iPod, and content from the iTunes Store. A shift in sales mix away from higher margin professional products towards lower margin consumer products could adversely affect the Company’s future gross margin and operating margin percentages. The Company’s traditional professional customers may choose to buy consumer products, specifically the iMac and MacBook, instead of professional products. Professional users may choose to buy the iMac due to its relative price performance and unique design featuring a flat panel screen. Professional users may also choose to purchase MacBooks instead of the Company’s professional-oriented portable products due to their price performance and screen size. Additionally, significant future growth in iPod sales without corresponding growth in higher margin product sales could also reduce gross margin and operating margin percentages.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. The Company’s direct sales, primarily through its retail and online stores, generally have higher associated profitability than its indirect sales. As a result, the Company’s gross margin and operating margin percentages, as well as overall profitability may be adversely impacted as a result of a shift in product, geographic or channel mix, or new product announcements, including the transition to Intel-based Macintosh computers. In addition, the Company generally sells more product during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer and consumer electronics industries. This sales pattern can produce pressure on the Company’s internal infrastructure during the third month of a quarter and may adversely impact the Company’s ability to predict its financial results accurately. Furthermore, the Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to other quarters in the fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components suppliers, or manufacturing partners, could have significant adverse impacts on the Company and its results of operations and financial condition.

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

The Company distributes its products through third-party computer resellers and retailers and directly to certain educational institutions and commercial customers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company also has unsecured non-trade receivables from certain of its manufacturing vendors resulting from the sale by the Company of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has entered into long-term supply agreements to secure supply of NAND flash-memory and has prepaid a total of $1.25 billion under these agreements.  While the Company has procedures in place to monitor and limit exposure to credit risk on its trade and non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will be effective in limiting its credit risk and avoiding losses. Additionally, if the global economy or regional economies deteriorate, the Company would be more likely to incur a material loss or losses as a result of the weakening financial condition of one or more of its customers or manufacturing vendors.

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

The Company is subject to risks associated with the availability and coverage of insurance.

For certain risks, the Company does not maintain insurance coverage because of cost and/or availability.  Because the Company retains some portion of its insurable risks, and in some cases self insures completely, unforeseen or catastrophic losses in excess of insured limits may have a material adverse effect on the Company’s results of operations and financial position.

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

A large portion of the Company’s revenue is derived from its international operations. As a result, the Company’s operating results and financial condition could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus the local currency in which the products are sold and goods and services are purchased. The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia and non-dollar denominated operating expenses incurred throughout the world. Weaknesses in foreign currencies, particularly the Japanese Yen and the Euro, can adversely impact consumer demand for the Company’s products and the U.S. dollar value of the Company’s foreign currency denominated sales. Conversely, a strengthening in these and other foreign currencies can cause the Company to modify international pricing and affect the value of the Company’s foreign denominated sales, and in some cases, may also increase the cost to the Company of some product components.

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

Further information related to the Company’s global market risks may be found in Part II, Item 7A of the 2006 Form 10-K for the year ended September 30, 2006 under the subheading “Foreign Currency Risk” and may be found in Part II, Item 8 of the 2006 Form 10-K for the year ended September 30, 2006 at Notes 1 and 3 of Notes to Consolidated Financial Statements.

The Company is subject to risks associated with environmental regulations.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates, including various European Union member countries, Japan, and certain states within the U.S.  Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance such existing laws or future laws will not have a material adverse effect on the Company’s financial condition, liquidity, or results of operations.

Changes in accounting rules could affect the Company’s future operating results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the FASB and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant effect on the Company’s results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS No. 123R, which the Company adopted in 2006.  In the third quarter and first nine months of 2006, stock-based compensation expense reduced diluted earnings per common share by approximately $0.03 and $0.10, respectively. Although the adoption of SFAS No. 123R is expected to continue to have a significant impact on the Company’s results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

Changes in the Company’s tax rates could affect its future results.

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or by changes in tax laws or their interpretation.  In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance the outcomes from these continuous examinations will not have an adverse effect on the Company’s results of operations and financial condition.

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

For a discussion of these and other factors affecting the Company’s future results and financial condition, see Part I, Item 1A, “Risk Factors” and Item 1, “Business” in the Company’s 2006 Form 10-K.

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

Proposal 3

A shareholder proposal requesting that the Board of Directors prepare a report, at a reasonable cost, studying ways to improve its computer recycling programs.

For	Against	Abstained	Broker Non-Vote
44,893,528	436,426,142	64,821,205	171,953,049

The proposals above are described in detail in the Company’s definitive proxy statement dated March 13, 2006, for the Annual Meeting of Shareholders held on April 27, 2006.

Item 6. Exhibits

 (a) Index to Exhibits

		Incorporated by Reference		Filed/
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Furnished Herewith

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through June 7, 2004.	10-Q	6/26/04
3.4	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	6/25/05
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97
10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 21, 2005.	10-Q	6/25/05
10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97
10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98
10.A.51	2003 Employee Stock Plan, as amended through November 9, 2005.	10-K	9/24/05
10.A.52	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02
10.A.53	Option Cancellation and Restricted Stock Award	10-Q	6/28/03

Agreement dated as of March 19, 2003 by and between the Registrant and Steven P. Jobs.
10.A.54	Form of Restricted Stock Unit Award Agreement.	10-Q	3/27/04
10.A.54-1	Alternative Form of Restricted Stock Unit Award Agreement.	10-K	9/24/05
10.A.55	Apple Computer, Inc. Performance Bonus Plan dated April 21, 2005.	10-Q	6/25/05
10.A.56	Form of Election to Satisfy Tax Withholding with Stock.	8-K	8/15/05
10.A.57	Form of Option Agreement.	10-K	9/24/05

10.B.18*	Custom Sales Agreement effective October 21, 2002 between the Registrant and International Business Machines Corporation.	10-K	9/27/03
10.B.19*	Purchase Agreement effective August 10, 2005 between the Registrant and Freescale Semiconductor, Inc.	10-K	9/24/05
10.B.20**	Consulting Agreement dated as of April 17, 2006 by and between the Registrant and J.R. Ruby Consulting Corp.			X
14.1	Code of Ethics of the Company.	10-K	9/27/03
31.1**	Rule13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.			X
31.2**	Rule13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.			X
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.			X

* Confidential treatment requested as to certain portion of this exhibit.

** Filed herewith.

*** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 29, 2006		APPLE COMPUTER, INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and
Chief Financial Officer