Form 10-K
period 2006-09-30
APPLE COMPUTER INC
filed 2006-12-29
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number 000-10030

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
Common Stock, no par value
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of April 1, 2006, was approximately $45,716,583,100 based upon the closing price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

859,273,757 shares of Common Stock Issued and Outstanding as of December 13, 2006

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Explanatory Note

In this Form 10-K, Apple Computer, Inc. (“Apple” or “the Company”) is restating its consolidated balance sheet as of September 24, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years ended September 24, 2005 and September 25, 2004, and each of the quarters in fiscal year 2005.

This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended September 2005, 2004, 2003, and 2002, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended September 24, 2005 and September 25, 2004.

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

As a result of the internal review and the independent investigation, management has concluded, and the Audit and Finance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, the Company has recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and the Company is restating previously filed financial statements in this Form 10-K. These adjustments, after tax, amounted to $4 million, $7 million, and $10 million in fiscal years 2006, 2005 and 2004, respectively. The adjustment to 2006 was recorded in the fourth quarter of fiscal year 2006 due to its insignificance.

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

The 42,077 grants were classified as follows: (1) 17 grants to persons elected or appointed to the Board of Directors (“director grants”); (2) 3,892 grants to employees under the Monday/Tuesday Plan described below (“Monday/Tuesday grants”); (3) 27,096 grants made in broad-based awards to large numbers of employees, usually on an annual basis (“focal grants”); (4) 9,988 other grants ratified at meetings of the Board or Compensation Committee (“meeting grants”); (5) 1,082 other grants ratified by unanimous written consent (“UWC”) of the Board or Compensation Committee (“other UWC grants”); and (6) two grants to the CEO (“CEO grants”). All references to the number of option shares, option exercise prices, and share prices in this Explanatory Note have not been adjusted for any subsequent stock splits.

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

Director Grants—Seventeen director grants were made during the relevant period. Two director grants were made pursuant to a 1997 plan that dated the grants on the enactment of the plan. The remaining fifteen grants were automatically made under the Director Stock Option Plan for non-employee directors, which was approved by shareholders in 1998, on the date of a director’s election or appointment to the Board and on subsequent anniversaries, beginning on the fourth anniversary. Accordingly, the analysis determined that the originally assigned grant date for each director grant is the measurement date, and no accounting adjustments are required.

Monday/Tuesday Grants—Beginning in December 1998, 3,892 new hire grants and grants for promotion and retention purposes (“promotion/retention grants”) were made during the relevant period under the “Monday/Tuesday Plan.” Under the Monday/Tuesday Plan, new hire grants made within pre-established guidelines approved by the Board or Compensation Committee were dated on the Monday that the recipient started work (or the following Monday, if the recipient started on another day). The Company’s analysis showed this process to be reliable with very low error rates. Promotion/retention grants, also based on pre-established guidelines, were made generally on the first Tuesday of each month. The Company has concluded that the new hire and promotion/retention grants made pursuant to the Monday/Tuesday Plan within pre-established guidelines do not require adjustment, with the exception of six grants that were erroneously dated before the employees’ start dates. For 120 new hire and promotion/retention grants made outside the guidelines, however, the Company has concluded that the measurement dates are the dates of ratification by the Board or Compensation Committee rather than the dates used for grants within guidelines. Accordingly, based on the methodology described above, the Company has recognized stock-based compensation expense of $6 million from 126 grants. If other dates in the period between the preparation of the UWC and the preparation of the Secretary’s Certificate had been used as measurement dates for grants whose actual ratification dates are unknown, the total stock-based compensation expense would have ranged from approximately $3 million to $7 million.

Focal Grants—During the relevant period, 27,096 focal grants were made to employees typically on an annual basis as part of an extensive process that required several months to complete. Pursuant to limits, guidelines and practices previously approved by the Board or Compensation Committee, managers throughout the Company would make recommendations for grants to employees in their areas of responsibility. After senior management had determined that the grants were made in accordance with these established limits, guidelines and practices, management treated the grants as final when they were submitted to the Board or Compensation Committee for ratification. The Company has concluded that for 5,595 grants on five dates, the originally assigned grant dates are not the proper measurement dates. For these grants, management’s process for finalizing the grants was completed after the originally assigned grant dates. As a result, the Company has recognized $29 million of stock-based compensation expense. For two of the five grant dates comprising 3,744 grants, the evidence shows that the grants were finalized and the measurement date occurred one day after the originally assigned grant dates. The grants on these two dates represent more than $16 million of the total $29 million of stock-based compensation expense resulting from focal grants.

Other Meeting Grants—During the relevant period, meetings of the Board or Compensation Committee were held to ratify 9,988 grants that are not Monday/Tuesday, focal or CEO grants. The grant dates and measurement dates for these grants are the meeting dates when the grants were ratified, with the exception of 46 grants. Forty-two of these 46 grants are dated concurrent with a meeting that considered and approved certain grants, but the evidence indicates that all of the grants may not have been finalized until a later date. One of the 46 grants was approved and dated at another meeting, but the recipient, who was becoming employed by the Company as part of a corporate acquisition, did not start until a later date. Two other grants were approved before the employees’ start dates. Another grant was mistakenly cancelled and subsequently reinstated, requiring an accounting adjustment. Thus, for these 46 grants the Company has concluded that the originally assigned grant dates are not the proper measurement dates. As a result, the Company has recognized $2 million of stock-based compensation expense.

Other UWC Grants—During the relevant period, 1,082 grants were approved by UWCs for a variety of purposes, including executive recruitment, retention, promotion and new hires outside the Monday/Tuesday process. These grants were not made pursuant to pre-established guidelines adopted by the Board or Compensation Committee. Therefore, the Company has concluded that these grants were not finalized for accounting purposes until ratification by the Board or Compensation Committee. Accordingly, for 660 grants, the Company has concluded that the originally assigned grant dates are not the proper measurement dates. As a result, the Company has recognized $48 million of stock-based compensation expense. If other dates in the period from the preparation of the UWC to the preparation of the Secretary’s Certificate had been used as measurement dates for grants whose actual ratification dates are unknown, the total stock-based compensation would have ranged from approximately $35 million to $56 million.

CEO Grants—During the relevant period, the Company made two grants to CEO Steve Jobs. The first grant, dated January 12, 2000, was for 10 million option shares. The second grant, dated October 19, 2001, was for 7.5 million option shares. Both grants were cancelled in March 2003 prior to being exercised, when Mr. Jobs received 5 million shares of restricted stock.

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

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in millions):

Fiscal Year	Pre-Tax Expense (Income)	After Tax Expense
1998	$(1)	$—
1999	8	6
2000	13	9
2001	19	13
2002	29	23
2003	16	12
Total 1998 – 2003 impact	84	63
2004	13	10
2005	7	7
2006	1	4
Total	$105	$84

Additionally, the Company has restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 1 of the Notes to Consolidated Financial Statements of this Form 10-K to reflect the impact of these adjustments for the years ended September 24, 2005 and September 25, 2004.

PART I

Item 1. Business

Company Background

Apple Computer, Inc. (“Apple” or the “Company”) was incorporated under the laws of the State of California on January 3, 1977. The Company designs, manufactures, and markets personal computers and related software, services, peripherals, and networking solutions. The Company also designs, develops, and markets a line of portable digital music players along with related accessories and services, including the online sale of third-party audio and video products. The Company’s products and services include the Macintosh® line of desktop and portable computers, the Mac OS® X operating system, the iPod® line of portable digital music players, the iTunes Store®, a portfolio of peripherals that support and enhance the Macintosh and iPod product lines, a portfolio of consumer and professional software applications, a variety of other service and support offerings, and the Xserve® and Xserve RAID server and storage products. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers. The Company’s fiscal year ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company’s fiscal calendar.

Business Strategy

The Company is committed to bringing the best personal computing and portable digital music experience to students, educators, creative professionals, businesses, government agencies, and consumers through its innovative hardware, software, peripherals, services, and Internet offerings. The Company’s business strategy leverages its unique ability to design and develop its own operating system, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to facilitate innovation of new and improved products and technologies. Besides updates to its existing line of personal computers and related software, services, peripherals, and networking solutions, the Company continues to capitalize on the convergence of digital consumer electronics and the personal computer by creating and refining innovations like the iPod and iTunes Store. The Company’s strategy also includes expanding its distribution network to effectively reach more of its targeted customers and provide them with a high-quality sales and after-sales support experience.

Digital Lifestyle

The Company believes that for both professionals and consumers the personal computer has become the center of an evolving digital lifestyle by integrating and enhancing the utility of advanced digital devices such as the Company’s iPods, digital video and still cameras, televisions, CD and DVD players, cellular phones, personal digital assistants, and other consumer electronic devices. The attributes of the personal computer that enable this functionality include a high-quality user interface, easy access to relatively inexpensive data storage, the ability to run complex applications, and the ability to connect easily to a wide variety of other digital devices and to the Internet. The Company is the only participant in the personal computer industry that controls the design and development of the entire personal computer—from the hardware and operating system to sophisticated applications. This, along with its products’ original industrial designs, intuitive ease-of-use, built-in graphics, multimedia and networking capabilities, uniquely positions the Company to offer innovative integrated digital lifestyle solutions.

Expanded Distribution

The Company believes a high-quality buying experience with knowledgeable salespersons that can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. The Company sells many of its products and resells certain third-party products in most of its major markets directly to consumers, education customers, and businesses through its retail and online stores. The Company has also invested in programs to enhance reseller sales, including the Apple Sales Consultant Program, which places Apple employees and contractors at selected third-party reseller locations. The Company believes providing direct contact with its targeted customers is an efficient way to demonstrate the advantages of its Macintosh computer and other products over those of its competitors. The Company has significantly increased the points of distribution for the iPod product family in order to make its products available at locations where its customers shop.

By the end of fiscal 2006, the Company had opened a total of 165 retail stores, including 147 stores in the U.S. and a total of 18 stores in Canada, Japan, and the U.K. The Company opened 5 additional stores in October and November 2006. The Company has typically located its stores at high-traffic locations in quality shopping malls and urban shopping districts.

One of the goals of the retail initiative is to bring new customers to the Company and expand its installed base through sales to computer users who currently do not own a Macintosh computer and first time personal computer buyers. By operating its own stores and building them in desirable high-traffic locations, the Company is able to better control the customer retail experience and attract new customers. The stores are designed to simplify and enhance the presentation and marketing of personal computers and related products. To that end, retail store configurations have evolved into various sizes in order to accommodate market demands. The stores employ experienced and knowledgeable personnel who provide product advice and certain hardware support services. The stores offer a wide selection of third-party hardware, software, and various other computing products and supplies selected to complement the Company’s own products. Additionally, the stores provide a forum in which the Company is able to offer specialized service and personalized training.

Education

Throughout its history, the Company has focused on the use of technology in education and has been committed to delivering tools to help educators teach and students learn. The Company believes effective integration of technology into classroom instruction can result in higher levels of student achievement, especially when used to support collaboration, information access, and the expression and representation of student thought and ideas. The Company creates solutions that enable new modes of curriculum delivery, better ways of conducting research, and opportunities for professional development of faculty, students, and staff. The Company has designed a range of products and services to meet the needs of education customers. These products and services include the iMac™ and the MacBook®, video creation and editing solutions, wireless networking, professional development solutions, and one-to-one (1:1) learning solutions. A 1:1 learning solution typically consist of a portable computer for every student and teacher along with the installation of a wireless network.

Creative Professionals

Creative professionals constitute one of the Company’s most important markets for both hardware and software products. This market is also important to many third-party developers who provide Macintosh-compatible hardware and software solutions. Creative customers utilize the Company’s products for a variety of activities including digital video and film production and editing; digital video and film special effects, compositing and titling; digital still photography and workflow management; graphic design, publishing, and print production; music creation and production; audio production and sound design; and web design, development, and administration.

The Company designs its high-end hardware solutions, including servers, desktops, and portable Macintosh systems, to incorporate the power, expandability, and features desired by creative professionals. The Company’s operating system, Mac OS X, incorporates powerful graphics and audio technologies and features developer tools to optimize system and application performance when running creative solutions provided by the Company or third-party developers.

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

Hardware Products

The Company offers a range of personal computing products including desktop and notebook computers, server and storage products, related devices and peripherals, and various third-party hardware products. The Company’s Macintosh® systems, excluding servers and storage systems, features the Company’s Mac OS® X Version 10.4 Tiger™ and iLife® suite of software for digital photography, music, movies, and music and website creation.

Macintosh® Computers

In June 2005, the Company announced its plan to begin using Intel microprocessors in its computers. During 2006, the Company introduced new Intel-based models of the MacBook™ Pro, MacBook, Mac® Pro, iMac®, and Mac mini computers. All Intel-based Macintosh systems feature a fully native version of Mac OS X Version 10.4 Tiger, including the Rosetta™ translation technology, which allows most PowerPC-based Macintosh applications to run on Intel-based Macintosh computers. The Company’s transition to Intel microprocessors for Macintosh systems was completed in August 2006, and its transition for Xserve® was completed in November 2006. There are potential risks and uncertainties associated with the transition to Intel microprocessors, which are further discussed in Item 1A of this 10-K under the heading “Risk Factors.”

MacBook™ Pro

The MacBook Pro family of notebook computers is designed for professionals and advanced consumer users. Introduced in January 2006, the MacBook Pro includes either a 15-inch or 17-inch widescreen display, a built-in iSight video camera, Front Row with the Apple Remote, and the MagSafe™ power adapter. Current MacBook Pro models include Intel Core 2 Duo processors at 2.16GHz or 2.33GHz, ATI Mobility Radeon X1600 graphics, 667MHz DDR2 main memory, a Serial ATA hard drive, and a slot-loading double-layer SuperDrive™. Every MacBook Pro features a 1-inch thin aluminum enclosure and includes AirPort Extreme wireless networking, Bluetooth 2.0+EDR, Gigabit Ethernet, two or three USB 2.0 ports, FireWire 400 and 800 ports, combination analog and optical digital audio input and output ports, a full-sized DVI video-out port, an ExpressCard/34 slot, scrolling trackpad, and backlit keyboard.

MacBook™

The MacBook is designed for consumer and education users. Introduced in May 2006, the MacBook includes a 13-inch widescreen display, a built-in iSight video camera, Front Row with the Apple Remote, and the MagSafe magnetic power adapter. Current MacBook models include Intel Core 2 Duo processors at 1.83GHz and 2.0GHz, Intel integrated GMA 950 graphics, 667MHz DDR2 main memory, a Serial ATA hard drive, and a slot-loading Combo optical drive or double-layer SuperDrive. Available in either black or white, every MacBook includes built-in AirPort Extreme wireless networking, Bluetooth 2.0+EDR, Gigabit Ethernet, two USB 2.0 ports, one FireWire 400 port, combination analog and optical digital audio input and output ports, a mini-DVI video output port, and scrolling trackpad.

Mac® Pro

The Mac Pro desktop computer is targeted at business and professional users and is designed to meet the performance, expansion, and networking needs of the most demanding Macintosh user. Introduced in August 2006, the Mac Pro features two Intel Xeon dual-core processors running up to 3.0GHz, each with 4MB of shared Level 2 cache and independent 1.33GHz front-side buses, 667MHz fully buffered memory, and a 256-bit wide memory architecture. The Mac Pro also features a direct attach storage solution for snap-in installation of up to four 750GB Serial ATA hard drives for a total of 3TB of internal storage and support for two optical drives to simultaneously read and/or write to CDs and DVDs. Every Mac Pro includes three full-length PCI Express expansion slots and one double-wide PCI Express graphics slot to support double-wide graphics cards. The Mac Pro also includes dual Gigabit Ethernet ports, optical digital input and output ports, analog audio input and output ports, and multiple FireWire 400, FireWire 800 and USB 2.0 ports.

iMac®

The iMac desktop computer is targeted at consumer and education markets. Introduced in January 2006 and updated in September 2006, the Intel-based iMac is currently available with an integrated 17-inch widescreen LCD display, 512MB or 1GB of 667MHz DDR2 memory expandable to 2GB or 3GB, a 1.83GHz or 2.0GHz Intel Core 2 Duo processor, Intel integrated GMA 950 or ATI Radeon X1600 graphics, and a 160GB Serial ATA hard drive. The iMac is also available with a 20-inch or 24-inch widescreen LCD display, 1GB of 667MHz memory expandable to 3GB, a 2.16GHz processor, ATI Radeon X1600 or NVIDIA GeForce 7300 GT graphics, and 250GB Serial ATA hard drive. All models include a built-in iSight video camera, mini-DVI video-out port, multiple USB 2.0 and FireWire ports, built-in Gigabit Ethernet, and AirPort Extreme 802.11g wireless networking. Most models also include built-in Bluetooth 2.0+EDR, the Apple Remote, and a slot-loading double-layer SuperDrive.

Mac® mini

In February 2006, the Company introduced the Intel-based Mac mini that includes Front Row with the Apple Remote. The new Mac mini offers 512MB of 667MHz memory expandable to 2GB and either a 1.66GHz or 1.83GHz Intel Core Duo processor. Every Mac mini now includes built-in Gigabit Ethernet, AirPort Extreme 802.11g wireless networking, Bluetooth 2.0+EDR, and a total of four USB 2.0 ports. Mac mini includes a full-size DVI interface and a VGA-out adapter to connect to a variety of displays, including televisions, and features both analog and digital audio outputs.

Xserve® and Xserve RAID Storage System

Xserve is a rack-mount server product designed for simple setup and remote management of intensive input/output (I/O) applications such as digital video, high-resolution digital imagery, and large databases. In November 2006, the Company began shipping Xserve, a 64-bit server featuring Mac OS® X Server 10.4 on two Intel Xeon dual-core processors running at 2.0GHz, 2.66GHz, or 3.0GHz, with support for up to 32GB of memory. Xserve includes PCI Express and independent 1.33GHz front side buses with 4MB of shared Level 2 memory cache. Two eight-lane PCI Express expansion slots provide up to 2GB of throughput each to support fibre channel, networking, and graphics cards. Xserve supports up to 2.25TB of hot-plug storage. The Company’s Xserve RAID storage system delivers up to 7TB of storage capacity and also expanded support for heterogeneous environments. The dual independent RAID controllers with 512MB cache per controller offer sustained throughput of over 385 Mbps.

Music Products and Services

The Company offers its iPod® line of portable digital music players and related accessories to Macintosh and Windows users. The Company also provides an online service to distribute third-party music, audio books, music videos, short films, television shows, movies, and iPod games through its iTunes Store. In addition to the Company’s own iPod accessories, thousands of third-party iPod compatible products are available, including portable and desktop speaker systems, headphones, car radio solutions, voice recorders, cables and docks, power supplies and chargers, and carrying cases and armbands.

iPod®

The iPod is the Company’s hard-drive based portable digital music player and was updated in September 2006. The iPod is available in a 30GB model capable of holding up to 7,500 songs, 25,000 photos, or 75 hours of video, and an 80GB model capable of holding up to 20,000 songs, 25,000 photos, or 100 hours of video. The iPod features up to 20 hours of battery life and includes a 2.5-inch color screen that can display album artwork, photos, and video content including music videos, video and audio podcasts, short films, television shows, movies, and games. Other key features of the iPod include a calendar, contact utility, and data storage capability. The iPod features the Company’s patent-pending Click Wheel, a touch-sensitive wheel with five push buttons for one-handed navigation. The iPod also includes the Company’s patent-pending Auto-Sync technology that automatically synchronizes and updates the iPod’s digital music and other content whenever it is connected to a Macintosh or Windows computer via USB. All iPods work with the Company’s iTunes digital music management software (“iTunes software”) available for both Macintosh and Windows-based computers.

iPod® nano

In September 2006, the Company introduced the second-generation version of its flash-memory-based iPod nano featuring an aluminum body and up to 24 hours of battery life. The second-generation iPod nano includes the Click Wheel, a smaller and lighter design, a brighter color screen than its predecessor, and new Search and Quick Scroll features that make it easier to find content. The iPod nano is available in 2GB, 4GB and 8GB configurations and in a variety of colors.

iPod® shuffle

In September 2006, the Company introduced a new version of its flash-memory-based iPod shuffle. The new iPod shuffle weighs half an ounce and features an all-new aluminum design and a built-in clip. The new iPod shuffle contains one gigabyte of flash memory capable of holding up to 240 songs and provides up to 12 hours of battery life. The iPod shuffle is based on the Company’s shuffle feature that allows users to listen to their music in random order. iPod shuffle works with iTunes and its patent-pending AutoFill option that automatically selects songs to fill the iPod shuffle from a user’s iTunes library.

iTunes® Store

The Company’s iTunes Store, available for both Macintosh and Windows-based computers, is a service that allows customers to find, purchase, and download third-party digital music, audio books, music videos, short films, television shows and movies, and iPod games. The iTunes Store also features the Podcast Directory that allows customers to search for and download audio programs to their computers and automatically receive new episodes over the Internet. Customers can search the contents of the store catalog to locate works by title, artist, or album, or browse the entire contents of the store by genre and artist. Originally introduced in the U.S. in April 2003, the iTunes Store now serves customers in 22 countries.

The iTunes Store is fully integrated with iTunes software allowing customers to preview, purchase, download, organize, share, and transfer digital content to an iPod using a single software application. Further discussion of the iTunes software may be found below under the heading “Software Products and Computer Technologies.” The iTunes Store offers customers a broad range of personal rights to the third-party content they have purchased. Content purchased through the store may also be used in certain applications such as iPhoto®, iMovie®, and iDVD®. Additional features of the iTunes Store include gift certificates that can be sent via e-mail; prepaid music cards; an “allowance” feature that enables users to automatically deposit funds into an iTunes Store account every month; online gift options that let customers give specific content to anyone with an email address; parental controls; and album reviews.

Peripheral Products

The Company sells a variety of Apple-branded and third-party computer hardware peripheral products directly to end-users through its retail and online stores, including printers, storage devices, computer memory, digital video and still cameras, and various other computing products and supplies.

Displays

The Company manufactures a family of widescreen flat panel displays including the 30-inch Apple Cinema HD Display™, a widescreen active-matrix LCD with 2560-by-1600 pixel resolution, the 23-inch Apple Cinema HD Display with 1920-by-1200 pixel resolution and the 20-inch Apple Cinema Display® with 1680-by-1050 pixel resolution. These displays feature built-in dual FireWire and dual USB 2.0 ports and use the industry standard DVI interface for a pure digital connection with the Company’s latest Mac Pro, MacBook Pro, and MacBook systems. The Cinema Displays feature an aluminum design with a thin bezel, suspended by an aluminum stand that allows viewing angle adjustment.

Software Products and Computer Technologies

The Company offers a range of software products for education, creative, consumer, and business customers, including Mac OS X, the Company’s proprietary operating system software for the Macintosh; server software and related solutions; professional application software; and consumer, education, and business oriented application software.

Operating System Software

Mac OS X is built on an open-source UNIX-based foundation. The most recent version, Mac OS X Tiger, is the fifth major release of Mac OS X. Tiger incorporates innovations including Spotlight™, a desktop search technology that lets users find items stored on their Macintosh computers, including documents, emails, contacts, and images; and Dashboard, a way to instantly access information such as weather forecasts and stock quotes, using a new class of mini-applications called widgets. Mac OS X Server version 10.4 is the server version of the Mac OS operating system.

Server Software and Server Solutions

In April 2006, the Company introduced Apple Remote Desktop 3, the Company’s third generation desktop management application. Apple Remote Desktop 3 is a Universal application, meaning that it runs natively on both Intel and PowerPC-based Macintosh computers (Universal) for asset management and remote assistance that enables Spotlight searches across multiple Tiger systems and includes over 30 Automator actions for automating repetitive system administration tasks, a Dashboard Widget that provides observation of remote systems, and AutoInstall for installing software automatically on mobile systems when they return online.

Xsan®, the Company’s enterprise-class Storage Area Network (“SAN”) file system, is a 64-bit cluster file system for Mac OS X that enables organizations to consolidate storage resources and provide multiple computers with concurrent file-level read/write access to shared volumes over Fibre Channel. Advanced features such as metadata controller failover and Fibre Channel multipathing ensure high availability; file-level locking allows multiple systems to read and write concurrently to the same volume which is ideal for complex workflows; bandwidth reservation provides for effective ingestion of bandwidth-intensive data streams, such as high resolution video; and flexible volume management results in more efficient use of storage resources. Xsan can be used in heterogeneous environments that include Windows, UNIX, and Linux server operating system platforms.

Professional Application Software

In March 2006, the Company introduced Final Cut Studio® 5.1, the Company’s High Definition (“HD”) video production suite. Final Cut Studio features Final Cut Pro® 5, Soundtrack® Pro, Motion 2, and DVD Studio Pro® 4. All of these applications are Universal.

Final Cut Pro® 5.1, the latest version of the Company’s video editing software, includes editing tools that work natively with most formats, from Digital Video (“DV”) and High Definition Video (“HDV”) to fully uncompressed HD. With a real-time multi-stream effects architecture, multicam editing tools, and advanced color correction, Final Cut Pro 5.1 enables users to view and cut from multiple sources in real time, group up to 128 sources together into multi-clips, then add or subtract cameras at any time.

DVD Studio Pro® 4 is the latest version of the Company’s professional DVD authoring application. With DVD Studio Pro 4 users can author Standard Definition (“SD”) or HD DVDs in a graphic interactive environment. DVD Studio Pro 4 includes Compressor 2, a full-featured video and audio compression application. Compressor gives users control over encoding, including the ability to encode several clips in one batch operation to a wide variety of formats including H.264.

Motion 2 is a real-time motion graphics software application that enables Final Cut Pro editors to add motion graphics to their projects. Motion 2 features interactive animation of text and graphics for DVD motion menus, video or film in real time, and quick output rendering by built-in GPU acceleration at 8-bit, 16-bit, or 32-bit float film quality. With Motion 2’s design tool, Replicator, users can automatically generate and animate multiple copies of a graphic, shape, or movie.

Soundtrack® Pro is an audio editing and sound design application that gives audio and video professionals a way to edit, mix, and repair audio. Soundtrack Pro features a waveform editor with flexible Action Layers that allow users to re-order, bypass, or change any edit, effect, or process. Find-and-Fix features identify and repair common audio problems such as background noise, pops, clicks, and hum. An integrated multitrack mixer allows editors to apply common effects to multiple tracks and group common tracks. Soundtrack Pro also features over 50 professional plug-ins for enhancing sounds, and over 5,000 music and sound effect loops.

In February 2006, the Company introduced Logic® Pro 7.2, a Universal version of the Company’s music creation and audio production software. Logic Pro 7.2 is used by musicians around the world and by professionals in music production and film scoring. It combines digital music composition, notation, and audio production facilities in one comprehensive product and includes software instruments such as Sculpture®, a component-modeling based synthesizer; UltraBeat®, a drum synthesizer with built-in step sequencer; and digital signal processing (DSP) plug-ins including Guitar Amp Pro, a full-featured guitar amplifier simulator. Along with workflow enhancements, mastering plug-ins, and support for Apple Loops, Logic Pro 7 adds distributed audio processing, a technology that allows professionals to utilize multiple Macintosh systems to expand available DSP power via an Ethernet network.

Consumer, Education, and Business Oriented Application Software

iLife® ‘06

In January 2006, the Company introduced iLife ‘06, an upgrade to its consumer-oriented digital lifestyle application suite, which features iWeb™, iPhoto® 6, iMovie® HD 6, iDVD® 6, GarageBand™ 3, and iTunes®. All of these applications are Universal.

iWeb™ is a new application in the iLife ‘06 suite. iWeb allows users to create online photo albums, blogs, and podcasts and customize websites using editing tools.

iPhoto® is the Company’s consumer-oriented digital photo software application. iPhoto 6 adds new photo management and editing features, supports up to 250,000 photos, and introduces Photocasting™. Photocasting allows .Mac users to share and automatically update photo albums over the Internet with anyone who uses a Macintosh or Windows-based computer.

iMovie® HD is the Company’s consumer-oriented digital video editing software application. iMovie HD 6 includes new real-time effects that take advantage of Core Video technology, which uses the computer’s video card’s graphics processing unit to deliver hardware acceleration to quickly preview video effects. iMovie HD 6 also provides a solution to make video podcasts, which can be published with iWeb, and includes audio enhancement tools and sound effects.

iDVD® is the Company’s consumer-oriented software application that enables users to turn iMovie files, QuickTime® files, and digital pictures into DVDs that can be played on most consumer DVD players. iDVD® 6 allows users to take content shot with HDV and widescreen DV cameras and author custom DVDs with widescreen menus, movies, and high resolution slideshows. iDVD 6 features 10 new Apple-designed menu themes in both widescreen (16:9) and standard (4:3) formats.

GarageBand™ is the Company’s consumer-oriented music creation software application that allows users to play, record and create music using a simple interface. With GarageBand, recorded performances, digital audio and looping tracks can be arranged and edited to create songs. GarageBand 3 allows users to record, produce, and publish through iWeb their own podcasts, including artwork, sound effects, and music jingles.

iLife ‘06 also includes iTunes, the Company’s digital music jukebox software application that allows users to purchase a variety of digital content available through the Company’s iTunes Store. iTunes organizes content using searching, browsing, and playlists, and also includes features such as iMix playlist sharing and provides integration with the complete family of iPods. In September 2006, the Company introduced iTunes 7, the latest version of its iTunes software. iTunes 7 delivers new features such as album and Cover Flow views of music, television shows, and movies, enabling users to quickly find titles in their library as well as casually browse through titles they already own.

iWork™ ‘06

In January 2006, the Company introduced iWork ‘06, a new Universal version of the Company’s suite of productivity software designed to help users create, present, and publish documents and presentations. iWork ‘06 includes Pages® 2 and Keynote® 3.

Pages® gives users the tools to create letters, newsletters, reports, brochures and resumes with advanced typography, multiple columns, footnotes, tables of content and styles. Pages 2 features mail merge with Mac OS X Address Book, which allows users to personalize documents by dragging and dropping individual contacts into documents using templates with predefined fields. Pages 2 also features new templates for newsletters, flyers, posters, school reports, scrapbooks, brochures, business proposals, and invoices. Pages 2 allows users to insert tables that have basic calculation functionality within any document and users can export their Pages 2 document to other formats.

Keynote® is the Company’s presentation software that gives users the ability to create presentations, portfolios, interactive slideshows, and storyboards. Keynote 3 offers additional ways to create presentations and interactive slideshows. It features new cinematic transitions including vertical and horizontal blinds, revolving door, and swoosh. A new view mode, Light Table, allows users to view an entire presentation and reorganize slides using drag and drop.

Final Cut® Express HD enables users to capture, edit, and output DV and HDV over a single FireWire cable, and supports Digital Cinema Desktop with multiple displays. In May 2006, the Company introduced a Universal version of Final Cut Express HD 3.5. Features introduced in this version include Dynamic RT for real-time playback of multi-stream effects, Soundtrack 1.5 with a suite of audio production tools, and LiveType 2.1 with animated text and titles.

In March 2006, the Company introduced Logic® Express 7.2, a Universal version of the Company’s streamlined version of Logic Pro 7.2 that provides a basic set of professional tools to compose and produce music for students, educators, and advanced hobbyists. Its high-resolution audio of up to 24-bit/96kHz, the adaptive self-configuring track mixer, and 32-bit floating-point math provides professional sound quality. Logic Express 7 comes with support for projects from GarageBand, offering users a smooth migration path to high-end audio production.

FileMaker, Inc., a wholly owned subsidiary of the Company, develops, publishes, and distributes desktop-based database management application software for both Macintosh and Windows-based computers. The FileMaker® Pro database software and related products offer relational databases and desktop-to-web publishing capabilities. In July 2006, the Company introduced FileMaker Pro 8.5, a Universal version of its database management application. New features of FileMaker Pro 8.5 include FileMaker Web Viewer, which allows for a live web browser to be put into a database.

Internet Software and Services

The Company is focused on delivering seamless integration with and access to the Internet throughout the Company’s products and services. The Company’s Internet solutions adhere to many industry standards to provide an optimized user experience through interoperability.

Safari™

Safari, the Company’s Mac OS X compatible web browser, uses the advanced interface technologies underlying Mac OS X and includes built-in Google search; SnapBack™ to instantly return to search results; a way to name, organize and present bookmarks; tabbed browsing; and automatic “pop-up” ad blocking.

QuickTime®

QuickTime, the Company’s multimedia software for Macintosh or Windows-based computers, features streaming of live and stored video and audio over the Internet and playback of high-quality audio and video on computers. QuickTime 7 features H.264 encoding and can automatically determine a user’s connection speed to ensure they are getting the highest-quality content stream possible. QuickTime 7 also delivers multi-channel audio and supports audio formats, including AIFF, WAV, MOV, MP4 (AAC only), CAF, and AAC/ADTS.

The Company offers several other QuickTime products. QuickTime 7 Pro, a suite of software tools, allows creation and editing of Internet-ready audio and video files. QuickTime 7 Pro allows users to create H.264 video, capture audio and video, create multi-channel audio, and export multiple files while playing back or editing video.

.Mac™

The Company’s .Mac offering is a suite of Internet services that for an annual fee provides Macintosh users with a powerful set of Internet tools. .Mac services include: HomePage, for personal web sites; iDisk, a virtual hard drive accessible anywhere with Internet access; .Mac Sync, which keeps Safari bookmarks, iCal® calendars, Address Book information, Keychain® (passwords), and Mac OS X Mail preferences up-to-date across multiple Macintosh computers and available via web browser when users are away from their Mac; .Mac Mail, an ad-free email service; and Learning Center, featuring tutorials for certain software applications. The current version of .Mac includes .Mac Groups, a service that helps members communicate, coordinate schedules, and stay in sync with private groups of friends or colleagues; an updated version of .Mac Backup software that allows members to archive the content of their iLife Home folder; and combined iDisk and email storage of up to 1GB for individuals and 2GB for families.

Wireless Connectivity and Networking

AirPort Extreme®

AirPort Extreme is the Company’s Wi-Fi wireless networking technology. AirPort Extreme is based on the 802.11g standard, which supports speeds up to 54 Mbps, and is fully compatible with most Wi-Fi devices that use the 802.11b standard. AirPort Extreme Base Stations can serve up to 50 Macintosh and Windows users simultaneously, provide wireless bridging to extend the range beyond just one base station, and support USB printer sharing to allow multiple users to wirelessly share USB printers connected directly to the base station. AirPort Extreme client technology is built into most Macintosh models, and is an available option for all.

AirPort® Express™

AirPort Express is the first 802.11g mobile base station that can be plugged directly into the wall for wireless Internet connections and USB printing. Airport Express also features analog and digital audio outputs that can be connected to a stereo and AirTunes™ music networking software that works with iTunes, giving users a way to wirelessly stream iTunes music from their Macintosh or Windows-based computer to any room in the house. AirPort Express features a single piece design weighing 6.7 ounces.

Other Connectivity and Networking Solutions

Mac OS X includes capabilities for Bluetooth technology. Bluetooth is an industry standard for wirelessly connecting computers and peripherals that supports transmission of data at up to 3 Mbps within a range of approximately 30 feet. Bluetooth technology for Mac OS X lets customers wirelessly share files between Macintosh systems, synchronize and share contact information with Palm-OS based PDAs, and access the Internet through Bluetooth-enabled cell phones. Bluetooth is built into most Macintosh models.

Bonjour®, the Company’s zero configuration networking technology, is based on open Internet Engineering Task Force (“IETF”) Standard Protocols such as IP, ARP, and DNS and is built into Mac OS X. This technology uses industry standard networking protocols and zero configuration technology including Ethernet or 802.11-based wireless networks like the Company’s AirPort products. The source code for this technology also includes software to support UNIX, Linux, and Windows-based systems and devices.

The Company developed FireWire, a high-speed serial I/O technology for connecting digital devices such as digital camcorders and cameras to desktop and portable computers. FireWire has high data-transfer speed and “hot plug-and-play” capability and is currently integrated in all Macintosh systems.

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

Markets and Distribution

The Company’s customers are primarily in the education, creative, consumer, and business markets. The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers. No individual customer accounted for more than 10% of net sales in 2006, 2005, or 2004. The Company also sells many of its products and resells certain third-party products in most of its major markets directly to consumers, education customers, and businesses through its own sales force and retail and online stores. Ten percent of the Company’s net sales in 2006 were through its U.S. education channel, including sales to elementary and secondary schools, higher education institutions, and individual customers.

Competition

The Company is confronted by aggressive competition in all areas of its business. The markets for consumer electronics, personal computers and related software and peripheral products are highly competitive. These markets are characterized by rapid technological advances in both hardware and software that have substantially increased the capabilities and use of personal computers and other digital electronic devices and have resulted in the frequent introduction of new products with competitive price, feature, and performance characteristics. Over the past several years, price competition in these markets have been particularly intense. The Company’s competitors who sell personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company’s results of operations and financial condition can be adversely affected by these and other industry-wide downward pressures on gross margins. The principal competitive factors include price, relative price/performance, product quality and reliability, design innovation, availability of software, product features, marketing and distribution capability, service and support, availability of hardware peripherals, and corporate reputation. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller, simpler, and less expensive than traditional personal computers may compete for market share with the Company’s existing products.

The Company’s music products and services have faced significant competition from other companies promoting their own digital music and content products and services, including those offering free peer-to-peer music and video services. The Company believes it currently retains a competitive advantage from innovation and by more effectively integrating the entire solution including the hardware (personal computer and iPod), software (iTunes), and distribution of content (iTunes Store). However, the Company expects competition in this space to intensify as competitors attempt to imitate the Company’s approach to tightly integrate these components within their individual offerings or, alternatively, collaborate with each other to offer solutions that are more integrated than those they currently offer. Some of these current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.

The Company’s future operating results and financial condition are substantially dependent on the Company’s ability to continue to develop improvements to the Macintosh platform and to the Company’s hardware, software and services related to digital content to maintain perceived functional and design advantages over competing platforms.

Raw Materials

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including microprocessors and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources. Some key components, while currently available to the Company from multiple sources, are at times subject to industry-wide availability constraints and pricing pressures. In addition, the Company uses some components uncommon to the rest of the personal computer and consumer electronics industries, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. If the supply of a key or single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company’s ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. The Company’s purchase commitments typically cover its requirements for periods ranging from 30 to 150 days.

The Company believes there are several component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon the Company’s business and financial position. At this time, such vendors include Agere Systems, Inc., Ambit Microsystems Corporation, Amperex Technology Limited, ASUSTeK Corporation, ATI Technologies, Inc., Atheros Communications Inc., AU Optronics Corporation, Broadcom Corporation, Chi Mei Optoelectronics Corporation, Cypress Semiconductor Corporation, Hitachi Global Storage Technologies, Hon Hai Precision Industry Co., Ltd., Intel Corporation, Inventec Appliances Corporation, LG. Phillips Co., Ltd., Matsushita, NVIDIA Corp., PortalPlayer, Inc., Quanta Computer, Inc., Renesas Semiconductor Co. Ltd., Samsung Electronics, Sony Corporation, Synaptics, Inc., Texas Instruments, and Toshiba Corporation.

Research and Development

Because the personal computer and consumer electronics industries are characterized by rapid technological advances, the Company’s ability to compete successfully is heavily dependent upon its ability to ensure a continuing and timely flow of competitive products, services, and technologies to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of hardware and peripherals, consumer electronic products, system software, applications software, networking and communications software and solutions, and the Internet. The Company may expand the range of its product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. The Company’s research and development expenditures totaled $712 million, $535 million (as restated(1)), and $491 million (as restated(1)) in 2006, 2005, and 2004, respectively.

Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its computer systems, iPods, peripherals, software, and services. In addition, the Company has registered, and/or has applied to register, trademarks and service marks in the U.S. and a number of foreign countries for “Apple,” the Apple logo, “Macintosh,” “iPod,” “iTunes,” “iTunes Store,” and numerous other trademarks and service marks. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

(1)          See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

Many of the Company’s products are designed to include intellectual property obtained from third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained at all. Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third-parties.

Foreign and Domestic Operations and Geographic Data

The U.S. represents the Company’s largest geographic marketplace. Approximately 60% of the Company’s net sales in 2006 came from sales to customers inside the U.S. Final assembly of products sold by the Company is currently performed in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California; Fullerton, California; Taiwan; the Republic of Korea; the People’s Republic of China; and the Czech Republic. Currently, manufacturing of many of the components used in the Company’s products is performed by third-party vendors in Taiwan, China, Japan, Korea, and Singapore. Final assembly of substantially all of the Company’s portable products, including MacBook Pros, MacBooks, and iPods, is performed by third-party vendors in China. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K and in the Notes to Consolidated Financial Statements at Note 11, “Segment Information and Geographic Data.”

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

Backlog

In the Company’s experience, the actual amount of product backlog at any particular time is not a meaningful indication of its future business prospects. In particular, backlog often increases in anticipation of or immediately following new product introductions as dealers anticipate shortages. Backlog is often reduced once dealers and customers believe they can obtain sufficient supply. Because of the foregoing, backlog should not be considered a reliable indicator of the Company’s ability to achieve any particular level of revenue or financial performance.

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

Employees

As of September 30, 2006, the Company had 17,787 full-time equivalent employees and an additional 2,399 temporary equivalent employees and contractors.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission (SEC). Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.apple.com/investor when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

On June 29, 2006, the Company announced that an internal review had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, including a grant to its Chief Executive Officer (“CEO”), Steve Jobs. The Company also announced a Special Committee of outside directors (“Special Committee”) had been formed and had hired independent counsel to conduct a full investigation of the Company’s past stock option granting practices. As described in the Explanatory Note immediately preceding Part I, Item 1, and in Note 2 “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-K, as a result of the internal review and independent investigation, management has concluded, and the Audit and Finance Committee agrees, that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, the Company has recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and the Company has restated certain previously filed financial statements included in this Form 10-K.

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

The Company’s past stock option granting practices and the restatement of prior financial statements have exposed the Company to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part I, Item 3, “Legal Proceedings”, several derivative complaints and a class action complaint have been filed in state and federal courts against the Company’s directors and certain of its executive officers pertaining to allegations relating to stock option grants. The Company has provided the results of its internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard the Company has responded to informal requests for documents and additional information. The Company intends to continue full cooperation. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to the Company’s past stock option practices. The resolution of these matters will be time consuming, expensive, and will distract management from the conduct of the Company’s business. Furthermore, if the Company is subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, the Company could be required to pay damages or penalties or have other remedies imposed, which could harm its business, financial condition, results of operations and cash flows.

In August 2006, the Company received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of the Company’s Form 10-Q for the quarter ended July 1, 2006 (the “Third Quarter Form 10-Q”), the Company was not in compliance with the filing requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) and was therefore subject to delisting from the NASDAQ Stock Market. On October 24, 2006, the NASDAQ Listing Qualifications Panel granted the Company’s request for continued listing, subject to the Company filing the Third Quarter Form 10-Q, and any required restatements, with the SEC by December 29, 2006. On December 29, 2006, the Company filed the Third Quarter Form 10-Q with the SEC. With the filing of this Form 10-K, the Company believes that it has remedied its non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification of the Company accordingly. However, if the SEC disagrees with the manner in which the Company has accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that might result in delisting of the Company’s common stock from the NASDAQ Global Select Market.

Unfavorable results of legal proceedings could adversely affect the Company’s results of operations.

The Company is subject to various legal proceedings and claims that are discussed in Part I, Item 3 of this Form 10-K. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. Results of legal proceedings cannot be predicted with certainty. In addition, litigation may be disruptive to the Company’s normal business operations. Should the Company fail to prevail in certain legal matters, the Company’s financial condition, liquidity, or results of operations could be adversely affected.

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

Although it is impossible to predict the occurrences or consequences of any such events, such events could result in a decrease in demand for the Company’s products, make it difficult or impossible for the Company to deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. In addition, should major public health issues including pandemics arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The Company’s operating results and financial condition have been, and in the future may be, adversely affected by such events.

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

Through September 30, 2006, the Company had opened 165 retail stores. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 20 years, the majority of which are for 10 years. The Company could incur substantial costs should it choose to terminate these commitments or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of personnel costs, depreciation of store construction costs, and lease expense. As a result, significant losses would result should the Retail segment experience a significant decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high-profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened eight such stores through September 2006. Because of their location and size, these high-profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 14 years with total remaining commitments per location ranging from $4 million to $33 million. Closure or poor performance of one of these high-profile stores could have a significant negative impact on the Company’s results of operations and financial condition.

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

Further information related to the Company’s global market risks may be found in Part II, Item 7A of this Form 10-K under the subheading “Foreign Currency Risk” and may be found in Part II, Item 8 of this Form 10-K at Notes 1 and 3 of Notes to Consolidated Financial Statements.

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

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles are subject to interpretation by various governing bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC, who create and interpret appropriate accounting standards. A change from current accounting standards could have a significant effect on the Company’s results of operations. In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which the Company adopted in 2006. In 2006, stock-based compensation expense reduced diluted earnings per common share by approximately $0.14. Although the adoption of SFAS No. 123R is expected to continue to have a significant impact on the Company’s results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located in Cupertino, California. The Company has a manufacturing facility in Cork, Ireland. As of September 30, 2006, the Company leased approximately 3.6 million square feet of space, primarily in the U.S., and to a lesser extent, in Europe, Japan, Canada, and the Asia Pacific region. The major facility leases are for terms of 5 to 15 years and generally provide renewal options for terms of 3 to 5 additional years. Leased space includes approximately 1.2 million square feet of retail space, a majority of which is in the U.S. Lease terms for retail space range from 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options.

The Company owns a 352,000 square-foot manufacturing facility in Cork, Ireland that also houses a customer support call center. The Company also owns 805,000 square feet of facilities in Sacramento, California that include warehousing and distribution operations as well as a customer support call center. In addition, the Company owns approximately 1.9 million square feet of facilities for research and development and corporate functions in Cupertino, California, including approximately 948,000 square feet purchased during 2006 for the future development of the Company’s second corporate campus, and approximately 107,000 square feet for a data center in Newark, California. Outside the U.S., the Company owns additional facilities totaling approximately 169,000 square feet. The Company believes its existing facilities and equipment are well maintained and in good operating condition.

The Company has invested in internal capacity and strategic relationships with outside manufacturing vendors, and therefore believes it has adequate manufacturing capacity for the foreseeable future. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Item 3. Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during 2006 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

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

Apple Computer, Inc. v. Burst.com, Inc.

The Company filed an action for declaratory judgment against Defendant Burst.com, Inc. on January 4, 2006 in the United States District Court for the Northern District of California. The Company seeks declaratory judgment that U.S. Patent Nos. 4,963,995, 5,164,839, 5,057,932 and 5,995,705 (“Burst patents”) are invalid and not infringed by the Company. Burst filed an answer and counterclaim on April 17, 2006. Burst alleges that the following Apple products and services infringe U.S. Patent Nos. 4,963,995, 5,057,932, 5,164,839, and 5,995,705; iTunes Store, iPod devices, QuickTime products (including QuickTime player and QuickTime Streaming Server), iTunes software, other Apple software products (Final Cut Studio, GarageBand, iMovie, iDVD, iWeb), the use of the .Mac services and Apple computers and servers running iTunes, QuickTime, or the other named Apple software products. The Burst patents allegedly relate to methods and devices used for “burst” transmission of audio or video files. The case is in discovery. A claim construction hearing is set for February 8, 2007. Trial is set for February 26, 2008.

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

Butzer, et al. v. Apple Computer, Inc.;Wirges v. Apple Computer, Inc.; Blackwell v. Apple Computer, Inc.

Plaintiffs filed the Butzer action on August 23, 2005 in the United States District Court for the Northern District of California, San Jose Division, on behalf of a purported nationwide class of all purchasers of the Company’s PowerBook G4 portable computers. The complaint alleged defects in the memory of the computers. The complaint alleged that this purported defect extends to other series of the Company’s portables and stated that plaintiffs reserved the right to amend the complaint to include these other series. Plaintiffs asserted claims for alleged violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act (CLRA) and the Song-Beverly Consumer Warranty Act. The complaint sought remedies including restitution and/or damages and injunctive relief. The Wirges action was filed on January 20, 2006 in the United States District Court for the Eastern District of Arkansas, also on behalf of a purported nationwide class, and made similar allegations. Plaintiffs asserted claims for breach of warranties, violation of the Magnuson—Moss Act, strict products liability and unjust enrichment. The complaint sought restitution, damages and other remedies. The Blackwell action was filed on February 10, 2006 in the

United States District Court for the Northern District of California, on behalf of a purported nationwide class, and made identical allegations to those made in the Butzer case. Plaintiffs asserted claims for breach of express and implied warranties, violation of the CLRA, violation of the Song-Beverly Act, false advertising and unfair competition. The complaint sought restitution, an injunction and other remedies. The Company filed an answer to the Butzer complaint on October 19, 2005 denying all material allegations and asserting numerous affirmative defenses. The Company filed an answer to the Wirges action on February 28, 2006, and also filed a motion to transfer the Wirges case to the Northern District of California. The Company filed an answer to the Blackwell complaint on March 15, 2006 denying all material allegations and asserting numerous affirmative defenses. The Company has reached a settlement with the named plaintiffs in all three cases and these matters are concluded. Settlement of these matters did not have a material effect on the Company’s financial position or results of operations.

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

On July 5, 2006, a putative derivative action captioned Plumbers and Pipefitters v. Jobs, et. al., was filed in California Superior Court for the County of Santa Clara. A number of related actions were filed in the subsequent weeks, and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, No. 1:06CV066692, assigned to the Hon. Joseph Huber. These actions purport to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants and issuing false financial statements. The Company is named as a nominal defendant. A consolidated complaint was filed on October 5, 2006, alleging a variety of causes of action under California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, accounting, constructive trust, rescission, deceit, gross mismanagement and waste of corporate assets. On December 7, 2006, the Court granted the Company’s motion to stay these actions.

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

Quantum Technology Management, Ltd. v. Apple Computer, Inc.

Plaintiff filed this action on December 21, 2005 in the United States District Court for the District of Maryland against the Company and Fingerworks, Ltd., alleging infringement of U.S. Patent number 5,730,165 entitled “Time Domain Capacitive Field Detector.” The complaint seeks unspecified damages and other relief. On May 11, 2006, Quantum filed an amended complaint adding Cypress Semiconductor/MicroSystems, Inc. as a defendant. On July 31, 2006, the Company filed an answer denying all material allegations and asserting numerous affirmative defenses and also filed counterclaims for non-infringment and invalidity. On November 30, 2006 Plaintiff filed a reply to the Company’s counterclaims and a More Definite Statement.

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

Vogel v. Jobs et al.

Plaintiff filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. The lawsuit purports to be brought on behalf of all purchasers of the Company’s stock from December 1, 2005 through August 11, 2006, and asserts claims under Sections 10(b) and 14(a) of the Securities Exchange Act as well as control person claims. A motion for appointment of lead plaintiff and counsel was scheduled to be heard on December 4, 2006 but was taken off calendar when the case was re-assigned to the Hon. Jeremy Fogel. The motion therefore is still pending. Defendants’ responses to the complaint are not yet due.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company’s fiscal year ended September 30, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the over-the-counter market and is quoted on the NASDAQ Global Select Market under the symbol AAPL and on the Frankfurt Stock Exchange under the symbol APCD.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on the NASDAQ Global Select Market during each quarter of the two most recent fiscal years.

On February 28, 2005, the Company effected a two-for-one stock split to shareholders of record as of February 18, 2005. All share and per share information has been retroactively adjusted to reflect the stock split.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2006 price range per common share	$77.78-$50.16	$73.80-$55.41	$86.40-$57.67	$75.46-$47.87
Fiscal 2005 price range per common share	$53.20-$36.37	$43.74-$34.13	$45.06-$31.58	$34.22-$18.65

Holders

As of December 13, 2006, there were 29,317 shareholders of record.

Dividends

The Company did not declare or pay cash dividends in either 2006 or 2005. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

Securities Authorized for Issuance under Equity Compensation Plans

The description of equity compensation plans required by Regulation S-K, Item 201(d) is incorporated herein by reference to Part III, Item 12 of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The consolidated balance sheet as of September 24, 2005 and the consolidated statements of operations for the fiscal years ended September 24, 2005 and September 25, 2004 have been restated as set forth in the 2006 Form 10-K. The data for the consolidated balance sheets as of September 2004, 2003, and 2002 and the consolidated statements of operations for the fiscal years ended September 2003 and 2002 have been restated to reflect the impact of the stock-based compensation adjustments, but such restated data have not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

The Company has not amended its previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

Five fiscal years ended September 30, 2006 (In millions, except share and per share amounts)	2006	2005	2004	2003	2002
		As Restated (1)	As Restated (1)	As Restated (2)	As Restated (2)
Net sales	$19,315	$13,931	$8,279	$6,207	$5,742
Net income	$1,989	$1,328	$266	$57	$42
Earnings per common share:
Basic	$2.36	$1.64	$0.36	$0.08	$0.06
Diluted	$2.27	$1.55	$0.34	$0.08	$0.06
Cash dividends declared per common share	$—	$—	$—	$—	$—
Shares used in computing earnings per share (in thousands):
Basic	844,058	808,439	743,180	721,262	710,044
Diluted	877,526	856,878	774,776	723,352	721,445
Cash, cash equivalents, and short-term investments	$10,110	$8,261	$5,464	$4,566	$4,337
Total assets	$17,205	$11,516	$8,039	$6,817	$6,305
Long-term debt (including current maturities)	$—	$—	$—	$304	$316
Total liabilities	$7,221	$4,088	$2,976	$2,594	$2,205
Shareholders’ equity	$9,984	$7,428	$5,063	$4,223	$4,100

Net gains before taxes related to the Company’s non-current debt and equity investments of $4 million and $10 million were recognized in 2004 and 2003, respectively. A net loss before taxes related to the Company’s non-current debt and equity investments of $42 million was recognized in 2002. Net charges related to Company restructuring actions of $23 million, $26 million, and $30 million were recognized in 2004, 2003, and 2002, respectively. In 2003, settlement of the Company’s forward stock purchase agreement resulted in a gain of $6 million. Net income during 2005 benefited by $81 million from the reversal of certain tax contingency reserves and adjustments to net deferred tax assets, including reductions to valuation allowances. Favorable cumulative-effect type adjustments from the adoption of new accounting standards, net of taxes of $1 million was recognized in 2003.

(1)          See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

(2)          The Selected Financial Data for 2003 and 2002 has been restated to reflect adjustments related to stock-based compensation expense and the associated tax impact as further described in the “Explanatory Note” immediately preceding Part I, Item 1 of this Form 10-K. As a result of these adjustments, net income was reduced by $12 million and $23 million for the years ended September 27, 2003 and September 28, 2002, respectively as follows:

	Fiscal Year Ended September 27, 2003			Fiscal Year Ended September 28, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$6,207	$—	$6,207	$5,742	$—	$5,742
Cost of sales	4,499	1	4,500	4,139	3	4,142
Gross margin	1,708	(1)	1,707	1,603	(3)	1,600
Total operating expenses	1,709	15	1,724	1,586	26	1,612
Operating income (loss)	(1)	(16)	(17)	17	(29)	(12)
Income before accounting changes	68	(12)	56	65	(23)	42
Cumulative effects of accounting changes, net of income taxes	1	—	1	—	—	—
Net income	$69	$(12)	$57	$65	$(23)	$42
Earnings (loss) per common share before accounting changes:
Basic	$0.09	$(0.01)	$0.08	$0.09	$(0.03)	$0.06
Diluted	$0.09	$(0.01)	$0.08	$0.09	$(0.03)	$0.06
Earnings per common share:
Basic	$0.10	$(0.02)	$0.08	$0.09	$(0.03)	$0.06
Diluted	$0.09	$(0.01)	$0.08	$0.09	$(0.03)	$0.06

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The following information has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K. The net of tax impact of the adjustments, which amounted to $4 million in 2006, was recorded by the Company in its fourth quarter of 2006. The net of tax impact of the restatements on the Company’s results of operations amounted to $7 million and $10 million in 2005 and 2004, respectively. The impact of these adjustments was not significant to the Company’s operating results, trends, or liquidity for the annual or quarterly periods in 2006, 2005, and 2004.

Executive Overview

The Company designs, manufactures, and markets personal computers and related software, services, peripherals, and networking solutions. The Company also designs, develops, and markets a line of portable digital music players along with related accessories and services including the online distribution of third-party music, audio books, music videos, short films, television shows, movies, and iPod games. The Company’s products and services include the Macintosh line of desktop and notebook computers, the iPod line of portable digital music players, the Xserve server and Xserve RAID storage products, a portfolio of consumer and professional software applications, the Mac OS X operating system, the iTunes Store, a portfolio of peripherals that support and enhance the Macintosh and iPod product lines, and a variety of other service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers. A further description of the Company’s products may be found in Part I, Item 1 of this Form 10-K under the heading “Business.”

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

The Company participates in several highly competitive markets, including personal computers with its Macintosh line of computers, consumer electronics with its iPod line of portable digital music players, and distribution of third-party digital content through its online iTunes Store. While the Company is widely recognized as an innovator in the personal computer and consumer electronic markets as well as a leader in the emerging market for distribution of digital content, these are all highly competitive markets that are subject to aggressive pricing and increased competition. To remain competitive, the Company believes increased investment in research and development (“R&D”) and marketing and advertising is necessary to maintain and extend its position in the markets where it competes. The Company’s R&D spending is focused on delivering timely updates and enhancements to its existing line of personal computers, displays, operating systems, software applications, and portable digital music players; developing new digital lifestyle consumer and professional software applications; and investing in new product areas such as rack-mount servers, RAID storage systems, and wireless technologies. The Company also believes investment in marketing and advertising programs is critical to increasing product and brand awareness.

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

The Company utilizes a variety of direct and indirect distribution channels. The Company believes sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Macintosh computers, and demonstrate the compatibility of the Macintosh with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 165 stores open as of September 30, 2006.

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

Allowance for Doubtful Accounts

The Company distributes its products through third-party distributors and resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible, the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company’s direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company’s distribution and retail channel partners.

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

The Company periodically provides updates to its applications and system software to maintain the software’s compliance with specifications. The estimated cost to develop such updates is accounted for as warranty costs that are recognized at the time related software revenue is recognized. Factors considered in determining appropriate accruals related to such updates include the number of units delivered, the number of updates expected to occur, and the historical cost and estimated future cost of the resources necessary to develop these updates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123R. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

In connection with the Company’s restatement of its consolidated financial statements, the Company has applied judgment in choosing whether to revise measurement dates for prior option grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

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

Net Sales

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	September 30,		September 24,		September 25,
	2006	Change	2005	Change	2004
Net Sales by Operating Segment:
Americas net sales	$9,307	41%	$6,590	64%	$4,019
Europe net sales	4,094	33%	3,073	71%	1,799
Japan net sales	1,208	31%	920	36%	677
Retail net sales	3,359	43%	2,350	98%	1,185
Other Segments net sales (a)	1,347	35%	998	67%	599
Total net sales	$19,315	39%	$13,931	68%	$8,279
Unit Sales by Operating Segment:
Americas Macintosh unit sales	2,432	11%	2,184	30%	1,682
Europe Macintosh unit sales	1,346	18%	1,138	47%	773
Japan Macintosh unit sales	304	(3)%	313	8%	291
Retail Macintosh unit sales	886	45%	609	94%	314
Other Segments Macintosh unit sales (a)	335	16%	290	26%	230
Total Macintosh unit sales	5,303	17%	4,534	38%	3,290
Net Sales by Product:
Desktops (b)	$3,319	(3)%	$3,436	45%	$2,373
Portables (c)	4,056	43%	2,839	11%	2,550
Total Macintosh net sales	7,375	18%	6,275	27%	4,923
iPod	7,676	69%	4,540	248%	1,306
Other music related products and services (d)	1,885	110%	899	223%	278
Peripherals and other hardware (e)	1,100	(2)%	1,126	18%	951
Software, service, and other sales (f)	1,279	17%	1,091	33%	821
Total net sales	$19,315	39%	$13,931	68%	$8,279
Unit Sales by Product:
Desktops (b)	2,434	(3)%	2,520	55%	1,625
Portables (c)	2,869	42%	2,014	21%	1,665
Total Macintosh unit sales	5,303	17%	4,534	38%	3,290
Net sales per Macintosh unit sold (g)	$1,391	1%	$1,384	(7)%	$1,496
iPod unit sales	39,409	75%	22,497	409%	4,416
Net sales per iPod unit sold (h)	$195	(3)%	$202	(32)%	$296

Notes:

(a)              Other Segments include Asia Pacific and FileMaker.

(b)             Includes iMac, eMac, Mac mini, Mac Pro, Power Mac, and Xserve product lines.

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

Fiscal Year 2006 versus 2005

Net sales during 2006 increased 39% or $5.4 billion from 2005. This increase was due in part to the fact that 2006 spanned 53 weeks while 2005 spanned 52 weeks. Several other factors contributed to these increases including the following:

•       Net sales of iPods increased $3.1 billion or 69% during 2006 compared to 2005. Unit sales of iPods totaled 39.4 million in 2006, which represents an increase of 75% from 22.5 million iPod units sold in 2005. Strong iPod sales during 2006 reflected significant sales of both the hard-drive based iPod that supports video, first introduced in October of 2005 and the iPod nano, introduced in September 2005, as well as continued expansion of iPod distribution points. During 2006, the net sales per iPod unit sold decreased by 3% compared to 2005 primarily due to an overall decrease in average selling prices for all iPods as well as a shift in product mix to the iPod nano. From the introduction of the iPod in 2002 through 2006, the Company has sold approximately 68 million iPods.

•       Macintosh net sales increased $1.1 billion or 18% during 2006 compared to 2005. Macintosh unit sales increased by 769,000 units or 17% during 2006 compared to 2005. These increases were mainly due to strong demand for the Intel-based MacBook and MacBook Pro systems and reflect a shift in product mix to portable products in all of the Company’s operating segments. Net sales and unit sales of the Company’s portable products increased 43% and 42%, respectively, during 2006 compared to 2005. Macintosh desktop net sales and unit sales both decreased by 3% during 2006 compared to 2005. The decrease in sales of the Company’s Macintosh desktops was due to declines in sales of the Company’s professional-oriented desktop products. The Company believes the decline in the Company’s professional-oriented desktop products was due to customers delaying purchases of such products in anticipation of the release of the Intel-based Mac Pro, which did not begin shipping until August 2006, and updated software applications capable of running on Intel-based Macintosh computers, and the trend toward portable computers. A slight increase of 1% during 2006 in net sales per Macintosh unit sold was due to a shift in mix to higher-priced portable products, partially offset by price reductions on certain Macintosh systems.

•       Other music related products and services consists of sales associated with the iTunes Store and iPod services and accessories. Net sales of other music related products and services increased $986 million or 110% during 2006 compared to 2005. The increase was primarily due to increased net sales from the iTunes Store and Apple-branded and third-party iPod accessories and services. The increase in sales from the iTunes Store stemmed from significant growth in U.S. sales and the opening of The iTunes Store in Japan during August 2005 and Australia during October 2005. The increased sales from the iTunes Store were also attributable to the availability of videos, television shows, and feature-length movie downloads.

•       Net sales of software, service, and other sales increased $188 million or 17% during 2006 compared to 2005. The growth was primarily attributable to increased net sales of AppleCare Protection Plan (“APP”) extended service and support contracts and application software, partially offset by a decrease in sales of Mac OS X. Mac OS X sales were particularly high in 2005 due to the release of Mac OS X Tiger in April 2005.

Offsetting the favorable factors discussed above, the Company’s net sales during 2006 were negatively impacted by the following:

•       Net sales of peripherals and other hardware declined $26 million or 2% compared to 2005 primarily due to price decreases and a decrease in net sales of displays relating to a shift in mix from desktop to portable systems. The decrease in net sales of displays for 2006 is consistent with the overall decrease in unit sales of Macintosh professional desktop systems.

Fiscal Year 2005 versus 2004

During 2005, net sales increased 68% or $5.7 billion from 2004. Several factors contributed favorably to net sales during 2005:

•       Net sales of iPods rose $3.2 billion or 248% during 2005 compared to 2004. Unit sales of iPods totaled 22.5 million in 2005, which represented an increase of 409% from the 4.4 million iPod units sold in 2004. Strong sales of iPods during 2005 were experienced in all of the Company’s operating segments and was driven by strong demand for the iPod shuffle introduced in January 2005, the release of an updated version of the iPod mini in February 2005, the release of the iPod nano in September 2005, and expansion of the iPod’s distribution network. Net sales per iPod unit sold decreased 32% primarily due to the introduction of the lower priced iPod shuffle in January 2005 and iPod mini pricing reductions in February 2005. From the introduction of the iPod in 2002 through 2005, the Company had sold approximately 28 million iPods.

•       Net sales of other music related products and services increased $621 million or 223% during 2005 compared to 2004. The Company experienced strong growth in sales of iPod services and accessories consistent with the increase in overall iPod unit sales for 2005. The increased sales from the iTunes Store were primarily due to substantial growth of net sales in the U.S. and expansion in Europe, Canada, and Japan.

•       Total Macintosh net sales increased $1.4 billion or 27% during 2005 compared to 2004. Unit sales of Macintosh systems increased 1.2 million units or 38% during 2005 compared to 2004. The increases in Macintosh net sales and unit sales related primarily to strong demand for the Company’s desktop products, which was experienced in all of the Company’s operating segments. The Company believes that the success of the iPod had a positive impact on Macintosh net sales by introducing new customers to the Company’s other products. Desktop demand was stimulated in 2005 due to the iMac G5 and the introduction of the Mac mini in January 2005. Net sales and unit sales of desktop products increased 45% and 55%, respectively, during 2005 compared to 2004. Macintosh net sales and unit sales also included sales of the Company’s portable products, which increased 11% and 21%, respectively, compared to 2004.

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

•       Net sales of software, service and other sales rose $270 million or 33% during 2005 compared to 2004. This growth was primarily attributable to increased net sales in APP extended service and support contracts, driven primarily by higher associated Macintosh computer sales. Additionally, the Company experienced increases in net sales of .Mac Internet service, professional and consumer applications, third-party software, and Mac OS X that was primarily attributable to the release of version 10.4 Tiger in April 2005.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the

Middle East and Africa. The Retail segment operated Apple-owned retail stores in the U.S., Canada, Japan, and the U.K. during 2006. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Note 11, “Segment Information and Geographic Data” in Notes to Consolidated Financial Statements of this Form 10-K.

Americas

During 2006, net sales in the Americas segment increased $2.7 billion, or 41%, compared to 2005. The main factors for this increase were significant increases in net sales of iPods, other music related products and services, Macintosh portable systems, and APP. Sales of iPods increased primarily due to the introduction of the updated iPod with video-playing capabilities in October 2005 and the iPod nano during September 2005. The increase in other music related products and services was due to increases in sales of Apple-branded and third-party iPod accessories and sales from the iTunes Store. The increase in sales of Macintosh portable systems in the Americas was due to strong sales of the Intel-based MacBook and MacBook Pro during 2006. The overall increase in net sales was partially offset by a decline in net sales of desktops, displays, and Mac OS X. The decrease in desktop products and displays net sales reflects the overall shift in product mix toward portable Macintosh systems. Mac OS X sales decreased from 2005 since the Company has not released a new version of Mac OS X since Tiger began shipping in April 2005. During 2006, the Americas segment represented approximately 48% of the Company’s total net sales as compared to 47% in the same period of 2005. During 2006, U.S. education channel net sales and Macintosh unit sales increased by 13% and 11%, respectively, compared to 2005. Net sales from the higher education market grew 22% during 2006 compared to 2005 due to strong sales of Macintosh portable products and iPods. Net sales were relatively flat for K-12 due to continued budget constraints.

During 2005, net sales in the Americas segment grew 64% or $2.6 billion compared to 2004. The increase in net sales during 2005 was primarily attributable to the significant year-over-year increase in iPod sales, sales of other music related products and services, and strong sales of desktop and portable Macintosh systems. This increase was partially offset by a shift in sales to the Retail segment, which had 117 stores in the U.S. and Canada as of the end of 2005. Macintosh unit sales also increased by 30% in 2005 compared to 2004, driven primarily by strong sales of desktop systems largely attributable to strong sales from the updated iMac, which began shipping in September 2004, and the Mac mini, which was introduced in January 2005. During 2005 and 2004, the Americas segment represented approximately 47% and 49%, respectively, of the Company’s total net sales and represented approximately 48% and 51%, respectively, of total Macintosh unit sales. The Company experienced an increase in both U.S. education channel net sales and unit sales of 21% for 2005 compared to 2004. Strength in higher education sales related primarily to strong iMac and portable system shipments. This strength drove year-over-year growth in net sales of 32% for the higher education channel during 2005. Despite challenges in the K-12 market from continued budget constraints and competitive pressures, the Company’s K-12 net sales grew year-over-year by 11% during 2005 due to increased iBook sales and 1:1 education sales.

Europe

Europe segment net sales increased $1.0 billion or 33% during 2006 compared to 2005. Consistent with the Americas segment, these increases were a result of strong growth in iPod sales, other music related products and services, and Macintosh portable systems. Sales of iPods increased primarily due to the introduction of the updated iPod with video-playing capabilities in October 2005 and the iPod nano during September 2005. The increase in other music related products and services was due to increases in sales of Apple-branded and third-party iPod accessories and sales from the iTunes Store. The increase in sales of portable systems in Europe was due to strong sales of the Intel-based MacBook and MacBook Pro that were introduced during 2006. In addition, Europe also reported increased sales in APP related to the increase in Macintosh unit sales. These increases were partially offset by a decrease in desktop and

Mac OS X net sales during 2006 compared to 2005. The decrease in desktop net sales was due to the shift in product mix toward portable Macintosh systems. Mac OS X sales have decreased from 2005 since the Company has not released a new version of Mac OS X since Tiger began shipping in April 2005.

During 2005, net sales in the Europe segment grew $1.3 billion or 71% from 2004. Total Macintosh unit sales in Europe also experienced growth during the current year by increasing 47% in 2005 compared to 2004. Consistent with the Americas segment, Europe experienced strong net sales of desktop products, iPod, other music related products and services, and software and service sales. Demand in Europe during 2005 was particularly strong for the Company’s desktop computers, which experienced a year-over-year increase of 56% from 2004. Similar to the results of the Company’s other segments, net sales of iPods, peripherals and software were strong in 2005.

Japan

Japan’s net sales increased $288 million or 31% during 2006 compared to 2005. The Japan segment experienced increased net sales in iPods, Macintosh portable products, and other music related products and services. Consistent with the Company’s other segments, Japan experienced increases in sales of iPods due to the introduction of the iPod with video-playing capabilities and the iPod nano in October and September of 2005, respectively. Japan also experienced strong sales of the Intel-based MacBook and increased sales from the iTunes Store. These increases were partially offset by decreases in net sales of Macintosh desktop products, displays, and Mac OS X. The decreases in desktop products and displays reflect the overall shift in product mix toward portable Macintosh systems. Mac OS X sales have decreased from 2005 since the Company has not released a new version of Mac OS X since Tiger began shipping in April 2005. Total Macintosh unit sales during 2006 remained relatively flat compared to 2005. The relatively flat growth in Macintosh unit sales is partially attributable to Japan’s overall slow consumer PC market growth. The Company is continuing to evaluate ways to improve its indirect and direct channel sales in Japan.

Japan’s net sales and Macintosh unit sales were up 36% and 8%, respectively, during 2005 compared to 2004. Japan experienced increased net sales in desktop products, iPod, and other music related products and services. Desktop net sales and unit sales increased by 31% and 41%, respectively, and iPod sales increased by 220% during 2005 compared to 2004. The overall increase in net sales was partially offset by a decline in portable system net sales during 2005 compared to 2004, which the Company believes might have been attributable to a shift in sales from portables to the iMac G5 and Mac mini, and a shift to the Retail segment as a result of opening two additional stores in Japan during 2005.

Retail

The Company opened 41 new retail stores during 2006, including a total of 10 international stores in the U.K., Japan, and Canada, bringing the total number of open stores to 165 as of September 30, 2006. This compares to 124 open stores as of September 24, 2005 and 86 open stores as of September 25, 2004.

The Retail segment’s net sales increased by 43% to $3.4 billion during 2006 compared to 2005. Retail segment Macintosh unit sales increased 45% during 2006 compared to 2005. With an average of 142 stores open during 2006, average revenue per store increased to $23.6 million compared to $22.4 million during 2005 and $15.6 million in 2004. The current year increase was primarily due to strong sales of Macintosh portable and desktop products, iPods, and other music related products and services. Sales of iPods increased primarily due to the introduction of the updated iPod with video-playing capabilities in October 2005 and the iPod nano during September 2005. The increase in other music related products and services was due to increased sales of Apple-branded and third-party iPod accessories. Macintosh portable and desktop sales increased due to strong sales of the Intel-based MacBook, MacBook Pro, and iMac.

As measured by the Company’s operating segment reporting, the Retail segment reported operating income of $198 million during 2006 as compared to operating income of $151 million during 2005 and operating income of $39 million during 2004. This improvement was primarily attributable to the impact of opening new stores and the segment’s year-over-year increase in average revenue per store, which resulted in higher leverage on occupancy, depreciation, and other fixed costs.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment were $200 million in 2006, bringing the total capital expenditures since inception of the Retail segment to approximately $729 million. As of September 30, 2006, the Retail segment had approximately 5,787 employees and had outstanding operating lease commitments associated with retail store space and related facilities of approximately $887 million. The Company would incur substantial costs if it were to close its retail stores. Such costs could adversely affect the Company’s results of operations and financial condition.

Gross Margin

Gross margin for each of the last three fiscal years are as follows (in millions, except gross margin percentages):

	September 30,	September 24,	September 25,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Net sales	$19,315	$13,931	$8,279
Cost of sales	13,717	9,889	6,022
Gross margin	$5,598	$4,042	$2,257
Gross margin percentage	29.0%	29.0%	27.3%

(1)          See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

Gross margin percentage of 29.0% in 2006 remained flat as compared to 2005. The Company experienced more favorable pricing on certain commodity components including LCD flat-panel displays and DRAM memory and higher overall revenue that provided for more leverage on fixed production costs, offset by an increase in lower margin iPod sales and other music-related services.

The Company anticipates that its gross margin and the gross margins of the personal computer and consumer electronics industries will be under pressure due to price competition. The Company expects gross margin percentage to decline sequentially in the first quarter of 2007 primarily as a result of a shift in the mix of revenue toward lower margin products such as the iPod and content from the iTunes Store.

The foregoing statements regarding the Company’s expected gross margin percentage are forward-looking. There can be no assurance that current gross margin percentage will be maintained or targeted gross margin percentage levels will be achieved. In general, gross margins and margins on individual products, including iPods, will remain under significant downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and potential changes to the Company’s product mix, including higher unit sales of consumer products with lower average selling prices and lower gross margins. In response to these competitive pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company’s ability to effectively manage product quality and warranty costs and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

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

Gross margin percentage increased in 2005 to 29.0% of net sales from 27.3% of net sales in 2004. The Company’s gross margin during 2005 increased due to more favorable pricing on certain commodity components including LCD flat-panel displays and DRAM memory; an increase in higher margin software sales; a favorable shift in direct sales related primarily to the Company’s retail and online stores; and higher overall revenue that provided for more leverage on fixed production costs. These increases to gross margin were partially offset by an increase in lower margin iPod sales.

Operating Expenses

Operating expenses for each of the last three fiscal years are as follows (in millions, except for percentages):

	September 30,	September 24,	September 25,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Research and development	$712	$535	$491
Percentage of net sales	4%	4%	6%
Selling, general, and administrative expenses	$2,433	$1,864	$1,430
Percentage of net sales	13%	13%	17%
Restructuring costs	$—	$—	$23

(1)          See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

Research and Development (R&D)

Expenditures for R&D increased 33% or $177 million to $712 million in 2006 compared to $535 million in 2005. The increase was due primarily to an increase in R&D headcount in the current year to support expanded R&D activities, an increase of $46 million in stock-based compensation recognized as R&D expense resulting from the adoption of SFAS No. 123R, and higher overall expenses due to the 14th week added to the first fiscal quarter of 2006 to realign the Company’s fiscal quarters with calendar quarters. In addition, during 2005, the Company capitalized approximately $29.7 million of costs associated with the development of Mac OS X Tiger. No software development costs were capitalized during 2006. Further information related to the Company’s capitalization of software development costs may be found in Part II, Item 8 of this Form 10-K at Note 1 of Notes to Consolidated Financial Statements. Despite the increase in expenditures, R&D as a percentage of net sales remained relatively flat in 2006 as compared to 2005 due to the significant increase in revenue. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General, and Administrative Expense (SG&A)

Expenditures for SG&A increased $569 million or 31% during 2006 compared to 2005. These increases are due primarily to the Company’s continued expansion of its Retail segment in both domestic and international markets, an increase of $50 million in stock-based compensation expense recognized as

SG&A expense resulting from the adoption of SFAS No. 123R, a current year increase in discretionary spending on marketing and advertising, higher direct and channel selling expenses resulting from the increase in net sales and employee salary merit increases, and the expenses associated with the 14th week added to the first fiscal quarter of 2006. Despite the increase in expenditures, SG&A as a percentage of total net sales in 2006 remained flat as compared to 2005.

Expenditures for SG&A increased $434 million or 30% during 2005 compared to 2004. These increases are due primarily to the Company’s continued expansion of its Retail segment in both domestic and international markets, a current year increase in discretionary spending on marketing and advertising, and higher direct and channel selling expenses resulting from the increase in net sales and employee salary merit increases. SG&A as a percentage of total net sales in 2005 was 13%, down from 17% in 2004, which is due to the increase in total net sales of 68% for the Company during 2005.

Fiscal 2004 Restructuring Actions

During 2004, the Company recorded total restructuring charges of approximately $23.0 million, including approximately $14.0 million in severance costs, $5.5 million in asset impairments, and $3.5 million for lease cancellations. The lease cancellations relate to vacating a leased sales facility as a result of a European workforce reduction during 2004. Of the $23.0 million charges, $21.3 million had been utilized by the end of 2006, with the remainder consisting of $1.7 million for lease cancellations. These actions resulted in the termination of 452 positions.

Other Income and Expense

Other income and expense for each of the last three fiscal years are as follows (in millions):

	September 30,	September 24,	September 25,
	2006	2005	2004
Gains on non-current investments, net	$—	$—	$4
Interest income	$394	$183	$64
Interest expense	—	—	(3)
Other income (expense), net	(29)	(18)	(8)
Interest and other income, net	$365	$165	$53
Total other income and expense	$365	$165	$57

Gains and Losses on Non-current Investments

The Company previously held significant investments in ARM Holdings plc (ARM), Akamai Technologies, Inc. (Akamai), and EarthLink Network, Inc. (EarthLink). The Company sold all of the remaining holdings in these non-current investments in 2004 and 2003. Pretax gains recorded upon the sale of these non-current investments were $4 million in 2004.

Interest and Other Income, Net

Total interest and other income, net increased $200 million or 121% to $365 million during 2006 compared to $165 million in 2005 and $53 million in 2004. These increases are attributable primarily to higher cash and short-term investment balances and increasing investment yields resulting from higher market interest rates and the 14th week added to the first fiscal quarter of 2006. The weighted average interest rate earned by the Company on its cash, cash equivalents, and short-term investments increased to 4.58% in 2006 compared to the 2.70% and 1.38% rates earned during 2005 and 2004, respectively. The current year increase in other income was partially offset by higher foreign currency hedging expenses.

Interest expense in 2004 consisted primarily of interest on the Company’s $300 million aggregate principal amount unsecured notes, which were repaid upon their maturity in February 2004. The unsecured notes were sold at 99.925% of par for an effective yield to maturity of 6.51%. Total deferred gain resulting from the closure of debt swaps of approximately $23 million was fully amortized as of the notes’ maturity in February 2004.

Provision for Income Taxes

The Company’s effective tax rate for the year ended September 30, 2006 was approximately 29%. The Company’s effective rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. In addition, the Company recorded a tax benefit of $20 million due to settlement of prior year tax audits in the U.S., and a net benefit of $20 million resulting from the dividend repatriation under the American Jobs Creation Act of 2004 (“AJCA”) and international tax planning strategies associated with the repatriation as further discussed below.

As of September 30, 2006, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $739 million before being offset against certain deferred liabilities and a valuation allowance for presentation on the Company’s balance sheet. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. As of September 30, 2006 and September 24, 2005, a valuation allowance of $5 million was recorded against the deferred tax asset for the benefits of state operating losses that may not be realized. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

On October 22, 2004, the AJCA was signed into law. The AJCA included a provision for the deduction of 85% of certain foreign earnings that were repatriated, as defined in the AJCA, within a specified time frame. Among other requirements, dividends qualifying for the 85% deduction must be reinvested in the United States in certain qualified investments pursuant to a domestic reinvestment plan approved by the CEO and Board of Directors. During 2006, the Company repatriated approximately $1.6 billion of foreign earnings. Of the earnings repatriated, $755 million is eligible for the reduced tax rate provided by the AJCA. Accordingly, the Company recorded a tax charge of $51 million related to the repatriation of foreign earnings under the provisions of the AJCA. In addition, the Company recorded a tax benefit of $71 million resulting from the implementation of tax planning strategies to recognize deferred tax assets that were previously not recognizable within certain foreign subsidiaries.

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

Quarterly Financial Information

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the years ended September 30, 2006 and September 24, 2005 (in millions, except share and per share amounts):

2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$4,837	$4,370	$4,359	$5,749
Cost of sales (1)	3,425	3,045	3,062	4,185
Gross margin	1,412	1,325	1,297	1,564
Operating expenses:
Research and development (1)	179	175	176	182
Selling, general, and administrative (1)	625	584	592	632
Total operating expenses	804	759	768	814
Operating income	608	566	529	750
Other income and expense	113	95	76	81
Income before provision for income taxes	721	661	605	831
Provision for income taxes	179	189	195	266
Net income	$542	$472	$410	$565
Earnings per common share:
Basic	$0.63	$0.55	$0.49	$0.68
Diluted	$0.62	$0.54	$0.47	$0.65
Shares used in computing earnings per share (in thousands):
Basic	854,187	851,375	840,910	830,781
Diluted	878,757	876,368	878,537	874,207

(1)          Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$5	$6	$5	$5
Research and development	$13	$12	$13	$15
Selling, general, and administrative	$22	$19	$24	$24

The net of tax impact of the stock-based compensation adjustments in 2006, which amounted to $4 million, was recorded by the Company in its fourth quarter of 2006 and are described in the Explanatory Note immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

2005	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
Net sales	$3,678	$3,520	$3,243	$3,490
Cost of sales (2)	2,643	2,476	2,275	2,495
Gross margin	1,035	1,044	968	995
Operating expenses:
Research and development (2)	147	145	120	123
Selling, general, and administrative (2)	471	473	448	472
Total operating expenses	618	618	568	595
Operating income	417	426	400	400
Other income and expense	60	46	33	26
Income before provision for income taxes	477	472	433	426
Provision for income taxes	49	153	145	133
Net income	$428	$319	$288	$293
Earnings per common share:
Basic	$0.52	$0.39	$0.36	$0.37
Diluted	$0.49	$0.37	$0.34	$0.35
Shares used in computing earnings per share (in thousands):
Basic	821,420	815,092	808,172	789,032
Diluted	866,483	860,803	857,568	838,805

(1)          See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

(2)          Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$1	$—	$1	$1
Research and development	$1	$2	$2	$2
Selling, general, and administrative	$10	$10	$9	$10

The impact of the stock-based compensation adjustments as described in the Explanatory Note immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K was not significant to the interim balance sheets of 2006 and 2005.

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information during 2005 (in millions, except per share amounts):

	Three Months Ended September 24, 2005			Three Months Ended June 25, 2005
	As Reported	Adjustments (1)	As Restated	As Reported	Adjustments (1)	As Restated
Net sales	$3,678	$—	$3,678	$3,520	$—	$3,520
Cost of sales (2)	2,643	—	2,643	2,476	—	2,476
Gross margin	1,035	—	1,035	1,044	—	1,044
Operating expenses:
Research and development (2)	147	—	147	145	—	145
Selling, general, and administrative (2)	470	1	471	472	1	473
Total operating expenses	617	1	618	617	1	618
Operating income	418	(1)	417	427	(1)	426
Other income and expense	60	—	60	46	—	46
Income before provision for income taxes	478	(1)	477	473	(1)	472
Provision for income taxes	48	1	49	153	—	153
Net income	$430	$(2)	$428	$320	$(1)	$319
Earnings per common share:
Basic	$0.52	$—	$0.52	$0.39	$—	$0.39
Diluted	$0.50	$(0.01)	$0.49	$0.37	$—	$0.37
Shares used in computing earnings per share (in thousands):
Basic	821,420	—	821,420	815,092	—	815,092
Diluted	866,404	79	866,483	860,688	115	860,803

(1)          See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

(2)          Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$1	$—	$1	$—	$—	$—
Research and development	$1	$—	$1	$2	$—	$2
Selling, general, and administrative	$9	$1	$10	$9	$1	$10

	Three Months Ended March 26, 2005			Three Months Ended December 25, 2004
	As Reported	Adjustments (1)	As Restated	As Reported	Adjustments (1)	As Restated
Net sales	$3,243	$—	$3,243	$3,490	$—	$3,490
Cost of sales (2)	2,275	—	2,275	2,494	1	2,495
Gross margin	968	—	968	996	(1)	995
Operating expenses:
Research and development (2)	119	1	120	123	—	123
Selling, general, and administrative (2)	447	1	448	470	2	472
Total operating expenses	566	2	568	593	2	595
Operating income	402	(2)	400	403	(3)	400
Other income and expense	33	—	33	26	—	26
Income before provision for income taxes	435	(2)	433	429	(3)	426
Provision for income taxes	145	—	145	134	(1)	133
Net income	$290	$(2)	$288	$295	$(2)	$293
Earnings per common share:
Basic	$0.36	$—	$0.36	$0.37	$—	$0.37
Diluted	$0.34	$—	$0.34	$0.35	$—	$0.35
Shares used in computing earnings per share (in thousands):
Basic	808,172	—	808,172	789,032	—	789,032
Diluted	857,011	557	857,568	838,174	631	838,805

(1)          See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

(2)          Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$1	$—	$1	$—	$1	$1
Research and development	$1	$1	$2	$2	$—	$2
Selling, general, and administrative	$8	$1	$9	$8	$2	$10

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning in the first quarter of fiscal 2008. Although the Company will continue to evaluate the application of FIN No. 48, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the last three fiscal years (dollars in millions):

	September 30,	September 24,	September 25,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Cash, cash equivalents, and short-term investments	$10,110	$8,261	$5,464
Accounts receivable, net	$1,252	$895	$774
Inventory	$270	$165	$101
Working capital	$8,038	$6,813	$4,403
Days sales in accounts receivable (DSO) (a)	24	22	30
Days of supply in inventory (b)	7	6	5
Days payables outstanding (DPO) (c)	89	62	76
Annual operating cash flow	$2,220	$2,535	$934

(1)         See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

(a)          DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)         Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)          DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of September 30, 2006, the Company had $10.11 billion in cash, cash equivalents, and short-term investments, an increase of $1.85 billion over the same balances at the end of 2005. The principal components of this increase were cash generated by operating activities of $2.22 billion, proceeds of $318 million from the issuance of common stock under stock plans, and excess tax benefits from stock-based compensation of $361 million, partially offset by cash used to purchase property, plant, and equipment of $657 million and repurchases of common stock of $355 million in conjunction with net-share settlements on vested restricted stock and restricted stock units. Cash generated from operating activities includes the impact of the $1.25 billion prepayment for NAND flash memory components. The Company’s short-term investment portfolio is primarily invested in high credit quality, liquid investments. As of September 30, 2006, approximately $4.1 billion of the Company’s cash, cash equivalents, and short-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Expenditures

The Company’s total capital expenditures were $657 million during 2006, consisting of $200 million for retail store facilities and equipment related to the Company’s Retail segment, $263 million for real estate acquisitions for the Company’s second corporate campus and for a new data center, and $194 million for corporate infrastructure, including information systems enhancements. The Company currently anticipates it will utilize approximately $675 million for capital expenditures during 2007, including approximately $360 million for expansion of the Company’s Retail segment, approximately $50 million for real estate acquisitions including the Company’s second corporate campus and its new data center, and approximately $265 million to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. The Company has repurchased a total of 13.1 million shares at a cost of $217 million under this plan and was authorized to repurchase up to an additional $283 million of its common stock as of September 30, 2006.

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

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 30, 2006 and excludes amounts already recorded on the Company’s balance sheet as current liabilities (in millions):

	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years
Operating Leases	$1,154	$134	$268	$254	$498
Purchase Obligations	2,306	2,306	—	—	—
Asset Retirement Obligations	19	3	3	7	6
Other Obligations	39	29	10	—	—
Total	$3,518	$2,472	$281	$261	$504

Lease Commitments

As of September 30, 2006, the Company had total outstanding commitments on noncancelable operating leases of approximately $1.2 billion, $887 million of which related to the lease of retail space and related facilities. Lease terms on the Company’s existing major facility operating leases range from 5 to 15 years.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of September 30, 2006, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $2.3 billion.

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006. These prepayments will be applied to inventory purchases made over the life of each respective agreement.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 30, 2006, the Company estimates that gross expected future cash flows of approximately $19 million will be required to fulfill these obligations.

Other Obligations

The Company’s other obligations of approximately $39 million are primarily related to Internet and telecommunications services.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with initial maturities of three months or less are classified as cash equivalents; highly liquid investments with initial maturities greater than three months are classified as short-term investments. As of September 30, 2006, approximately $921 million of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years. As of September 24, 2005, $287 million of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years. The remainder all had underlying maturities of less than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration or for duration management. The Company recognized net losses before taxes of $434,000 and $137,000 in 2006 and 2005, respectively, and a net gain before taxes of $1 million in 2004 as a result of such sales.

To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 30, 2006, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $15.2 million decline in the fair market value of the portfolio. As of September 24, 2005, a similar 100 basis point shift in the yield curve would have resulted in a $19.9 million decline in fair value. Such losses would only be realized if the Company sold the investments prior to maturity.

Foreign Currency Risk

In general, the Company is a net receiver of foreign currencies. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. There is also a risk the Company will have to adjust local currency product pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

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

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate 3,000 random market price paths. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign exchange portfolio due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments, and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $9.2 million as of September 30, 2006 compared to a maximum one-day loss of $10.0 million as of September 24, 2005. Because the Company uses foreign currency instruments for hedging purposes, losses incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual future gains and losses associated with the Company’s investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 30, 2006 due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company’s actual exposures and positions.

Item 8. Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30, 2006	September 24, 2005
		As Restated(1)
ASSETS:
Current assets:
Cash and cash equivalents	$6,392	$3,491
Short-term investments	3,718	4,770
Accounts receivable, less allowances of $52 and $46, respectively	1,252	895
Inventories	270	165
Deferred tax assets	607	331
Other current assets	2,270	648
Total current assets	14,509	10,300
Property, plant, and equipment, net	1,281	817
Goodwill	38	69
Acquired intangible assets, net	139	27
Other assets	1,238	303
Total assets	$17,205	$11,516
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,390	$1,779
Accrued expenses	3,081	1,708
Total current liabilities	6,471	3,487
Non-current liabilities	750	601
Total liabilities	7,221	4,088
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 855,262,568 and 835,019,364 shares issued and outstanding, respectively	4,355	3,564
Deferred stock compensation	—	(61)
Retained earnings	5,607	3,925
Accumulated other comprehensive income	22	—
Total shareholders’ equity	9,984	7,428
Total liabilities and shareholders’ equity	$17,205	$11,516

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share amounts)

Three fiscal years ended September 30, 2006	2006	2005	2004
		As Restated (1)	As Restated (1)
Net sales	$19,315	$13,931	$8,279
Cost of sales (2)	13,717	9,889	6,022
Gross margin	5,598	4,042	2,257
Operating expenses:
Research and development (2)	712	535	491
Selling, general, and administrative (2)	2,433	1,864	1,430
Restructuring costs	—	—	23
Total operating expenses	3,145	2,399	1,944
Operating income	2,453	1,643	313
Other income and expense	365	165	57
Income before provision for income taxes	2,818	1,808	370
Provision for income taxes	829	480	104
Net income	$1,989	$1,328	$266
Earnings per common share:
Basic	$2.36	$1.64	$0.36
Diluted	$2.27	$1.55	$0.34
Shares used in computing earnings per share (in thousands):
Basic	844,058	808,439	743,180
Diluted	877,526	856,878	774,776

(1)          See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(2)          Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$21	$3	$3
Research and development	$53	$7	$6
Selling, general, and administrative	$89	$39	$37

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except share amounts which are in thousands)

					Accumulated
					Other	Total
	Common Stock		Deferred Stock	Retained	Comprehensive	Shareholders’
	Shares	Amount	Compensation	Earnings	Income (Loss)	Equity
		As Restated (1)	As Restated (1)	As Restated (1)		As Restated (1)
Balances as of September 27, 2003 as previously reported	733,454	$1,926	$(62)	$2,394	$(35)	$4,223
Adjustments to opening shareholders’ equity	—	85	(22)	(63)	—	—
Balance as of September 27, 2003 as restated	733,454	$2,011	$(84)	$2,331	$(35)	$4,223
Components of comprehensive income:
Net income	—	—	—	266	—	266
Change in foreign currency translation	—	—	—	—	13	13
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	(5)	(5)
Change in unrealized loss on derivative investments, net of tax	—	—	—	—	12	12
Total comprehensive income						286
Issuance of stock-based compensation awards	—	63	(63)	—	—	—
Adjustment to common stock related to a prior year acquisition	(159)	(2)	—	—	—	(2)
Stock-based compensation	—	—	46	—	—	46
Common stock issued under stock plans	49,592	427	—	—	—	427
Tax benefit related to stock options	—	83	—	—	—	83
Balances as of September 25, 2004	782,887	$2,582	$(101)	$2,597	$(15)	$5,063
Components of comprehensive income:
Net income	—	—	—	1,328	—	1,328
Change in foreign currency translation	—	—	—	—	7	7
Change in unrealized gain on derivative investments, net of tax	—	—	—	—	8	8
Total comprehensive income						1,343
Issuance of stock-based compensation awards	—	7	(7)	—	—	—
Stock-based compensation	—	—	47	—	—	47
Common stock issued under stock plans	52,132	547	—	—	—	547
Tax benefit related to stock options	—	428	—	—	—	428
Balances as of September 24, 2005	835,019	$3,564	$(61)	$3,925	$—	$7,428
Components of comprehensive income:
Net income	—	—	—	1,989	—	1,989
Change in foreign currency translation	—	—	—	—	19	19
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	4	4
Change in unrealized loss on derivative investments, net of tax	—	—	—	—	(1)	(1)
Total comprehensive income						2,011
Common stock repurchased	(4,574)	(48)	—	(307)	—	(355)
Stock-based compensation	—	163	—	—	—	163
Deferred compensation	—	(61)	61	—	—	—
Common stock issued under stock plans	24,818	318	—	—	—	318
Tax benefit related to stock-based compensation	—	419	—	—	—	419
Balances as of September 30, 2006	855,263	$4,355	$—	$5,607	$22	$9,984

(1)                See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

Three fiscal years ended September 30, 2006	2006	2005	2004
		As Restated (1)	As Restated (1)
Cash and cash equivalents, beginning of the year	$3,491	$2,969	$3,396
Operating Activities:
Net income	1,989	1,328	266
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	225	179	150
Stock-based compensation expense	163	49	46
Provision for deferred income taxes	53	50	19
Excess tax benefits from stock options	—	428	83
Gain on sale of PowerSchool net assets	(4)	—	—
Loss on disposition of property, plant, and equipment	15	9	7
Gains on sales of investments, net	—	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	(357)	(121)	(8)
Inventories	(105)	(64)	(45)
Other current assets	(1,626)	(150)	(176)
Other assets	(1,040)	(35)	(25)
Accounts payable	1,611	328	297
Other liabilities	1,296	534	325
Cash generated by operating activities	2,220	2,535	934
Investing Activities:
Purchases of short-term investments	(7,255)	(11,470)	(3,270)
Proceeds from maturities of short-term investments	7,226	8,609	1,141
Proceeds from sales of investments	1,086	586	806
Purchases of long-term investments	(25)	—	—
Proceeds from sale of PowerSchool net assets	40	—	—
Purchases of property, plant, and equipment	(657)	(260)	(176)
Other	(58)	(21)	11
Cash generated by (used for) investing activities	357	(2,556)	(1,488)
Financing Activities:
Payment of long-term debt	—	—	(300)
Proceeds from issuance of common stock	318	543	427
Excess tax benefits from stock-based compensation	361	—	—
Repurchases of common stock	(355)	—	—
Cash generated by financing activities	324	543	127
Increase (decrease) in cash and cash equivalents	2,901	522	(427)
Cash and cash equivalents, end of the year	$6,392	$3,491	$2,969
Supplemental cash flow disclosures:
Cash paid during the year for interest	$—	$—	$10
Cash paid (received) for income taxes, net	$194	$17	$(7)

(1)             See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Apple Computer, Inc. and its wholly-owned subsidiaries (the Company) designs, manufactures, and markets personal computers and related software, services, peripherals, and networking solutions. The Company also designs, develops, and markets a line of portable digital music players along with related accessories and services including the online sale of third-party audio and video products. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers.

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

Typically, the Company’s fiscal year ends on the last Saturday of September. Fiscal years 2005 and 2004 were each 52-week years. However, approximately every six years, the Company reports a 53-week fiscal year to align its fiscal quarters with calendar quarters by adding a week to its first fiscal quarter. The Company added this additional week in the first fiscal quarter of its fiscal year 2006. All information presented herein is based on the Company’s fiscal calendar.

Common Stock Split

On February 28, 2005, the Company effected a two-for-one stock split to shareholders of record as of February 18, 2005. All share and per share information has been retroactively adjusted to reflect the stock split.

Financial Instruments

Cash Equivalents and Short-term Investments

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities greater than three months at the date of purchase are classified as short-term investments. The Company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

Derivative Financial Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges in Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current earnings.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company’s inventories consist primarily of finished goods for all periods presented.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building, up to 5 years for equipment, and the shorter of lease terms or 10 years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Depreciation and amortization expense on property and equipment was $180 million, $141 million, and $126 million during 2006, 2005, and 2004, respectively.

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

The following table reconciles changes in the Company’s asset retirement liabilities for fiscal 2006 and 2005 (in millions):

Asset retirement liability as of September 25, 2004	$8.2
Additional asset retirement obligations recognized	2.8
Accretion recognized	0.7
Asset retirement liability as of September 24, 2005	$11.7
Additional asset retirement obligations recognized	2.5
Accretion recognized	0.5
Asset retirement liability as of September 30, 2006	$14.7

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. For the three fiscal years ended September 30, 2006, the Company had no material impairment of its long-lived assets, except for the impairment of certain assets in connection with the restructuring actions described in Note 6 of these Notes to Consolidated Financial Statements.

SFAS No. 142, Goodwill and Other Intangible Assets requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performs its goodwill impairment tests on or about August 30 of each year. The Company did not recognize any goodwill or intangible asset impairment charges in 2006, 2005, or 2004. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 10 years.

Foreign Currency Translation

The Company translates the assets and liabilities of its international non-U.S. functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are credited or charged to foreign currency translation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

included in “accumulated other comprehensive income” in shareholders’ equity. The Company’s foreign manufacturing subsidiaries and certain other international subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each  period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these translations were insignificant and have been included in the Company’s results of operations.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, peripherals, digital content, and service and support contracts. The Company recognizes revenue pursuant to applicable accounting standards, including American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended, and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

The Company sells software and peripheral products obtained from other companies. The Company establishes its own pricing and retains related inventory risk, is the primary obligor in sales transactions with its customers, and assumes the credit risk for amounts billed to its customers. Accordingly, the Company recognizes revenue for the sale of products obtained from other companies based on the gross amount billed.

Revenue on arrangements that include multiple elements such as hardware, software, and services is allocated to each element based on the relative fair value of each element. Each element’s allocated revenue is recognized when revenue recognition criteria for that element have been met. Fair value is generally determined by vendor specific objective evidence (“VSOE”), which is based on the price charged when each element is sold separately. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, and other factors that may affect customers’ ability to pay.

Shipping Costs

For all periods presented, amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are included in cost of sales.

Warranty Expense

The Company provides for the estimated cost of hardware and software warranties at the time the related revenue is recognized. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers pursuant to SFAS No. 86, Computer Software to be Sold, Leased, or Otherwise Marketed. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally all software development costs have been immediately expensed.

In 2004, the Company began incurring substantial development costs associated with Mac OS X version 10.4 Tiger (“Tiger”) subsequent to achievement of technological feasibility as evidenced by public demonstration in August 2004 and the subsequent release of a developer beta version of the product. The Company capitalized approximately $29.7 million and $4.5 million during 2005 and 2004, respectively, of costs associated with the development of Tiger. In accordance with SFAS No. 86, amortization of this asset to cost of sales began in April 2005 when the Company began shipping Tiger and is being recognized on a straight-line basis over a three-year estimated useful life.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

During 2004, the Company incurred substantial development costs associated with FileMaker Pro 7 subsequent to achievement of technological feasibility as evidenced by public demonstration and release of a developer beta version, and prior to the release of the final version of the product in March 2004. Therefore, during 2004, the Company capitalized approximately $2.3 million of costs associated with the development of FileMaker Pro 7. In accordance with SFAS No. 86, amortization of this asset to cost of sales began in March 2004 when the Company began shipping FileMaker Pro 7 and is being recognized on a straight-line basis over a three-year estimated useful life.

Total amortization related to capitalized software development costs was $17.8 million, $15.7 million, and $10.7 million in 2006, 2005, and 2004, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $338 million, $287 million, and $206 million for 2006, 2005, and 2004, respectively.

Stock-Based Compensation

On September 25, 2005, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to use the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on September 25, 2005, the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to September 25, 2005 is based on the grant-date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recognized incremental stock-based compensation expense of $117 million during 2006 as a result of the adoption of SFAS No. 123R. Diluted earnings per common share was reduced by $0.10 for the year ended September 30, 2006 due to the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

No stock-based compensation costs have been capitalized as of September 30, 2006. The income tax benefit related to stock-based compensation expense was $39 million for the year ended September 30, 2006. As of September 30, 2006, $375.2 million of total unrecognized compensation cost related to stock options and restricted stock units is expected to be recognized over a weighted-average period of 2.91 years.

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

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2005 and 2004 (in millions, except per share amounts):

	2005	2004
	As Restated (1)	As Restated (1)
Net income	$1,328	$266
Add: Stock-based employee compensation expense included in reported net income, net of tax	45	43
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(118)	(148)
Net income—pro forma	$1,255	$161
Net income per common share
Basic	$1.64	$0.36
Diluted	$1.55	$0.34
Net income per common share—pro forma
Basic	$1.55	$0.22
Diluted	$1.47	$0.21

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

Further information regarding stock-based compensation can be found in Note 9.

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

The following table sets forth the computation of basic and diluted earnings per share:

Three fiscal years ended September 30, 2006	2006	2005	2004
		As Restated (1)	As Restated (1)
Numerator (in millions):
Net income	$1,989	$1,328	$266
Denominator (in thousands):
Weighted-average shares outstanding, excluding unvested restricted stock	844,058	808,439	743,180
Effect of dilutive options, restricted stock units and unvested restricted stock	33,468	48,439	31,596
Denominator for diluted earnings per share	877,526	856,878	774,776
Basic earnings per share	$2.36	$1.64	$0.36
Diluted earnings per share	$2.27	$1.55	$0.34

Potentially dilutive securities representing approximately 3.9 million, 12.7 million (as restated(1)), and 8.9 million (as restated(1)) shares of common stock for the years ended September 30, 2006, September 24, 2005, and September 25, 2004, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. These potentially dilutive securities include stock options, unvested restricted stock, and restricted stock units.

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”.

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income is comprised of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Information about the Company’s products, major customers, and geographic areas on a company-wide basis is also disclosed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restatement of Consolidated Financial Statements

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

As a result of the internal review and the independent investigation, management has concluded, and the Audit and Finance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, the Company has recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and the Company is restating previously filed financial statements in this Form 10-K. These adjustments, after tax, amounted to $4 million, $7 million, and $10 million in fiscal years 2006, 2005 and 2004, respectively. The adjustment to 2006 was recorded in the fourth quarter of fiscal year 2006 due to its insignificance.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restatement of Consolidated Financial Statements (Continued)

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

The 42,077 grants were classified as follows: (1) 17 grants to persons elected or appointed to the Board of Directors (“director grants”); (2) 3,892 grants to employees under the Monday/Tuesday Plan described below (“Monday/Tuesday grants”); (3) 27,096 grants made in broad-based awards to large numbers of employees, usually on an annual basis (“focal grants”); (4) 9,988 other grants ratified at meetings of the Board or Compensation Committee (“meeting grants”); (5) 1,082 other grants ratified by unanimous written consent (“UWC”) of the Board or Compensation Committee (“other UWC grants”); and (6) two grants to the CEO (“CEO grants”). All references to the number of option shares, option exercise prices, and share prices in this Note 2 have not been adjusted for any subsequent stock splits.

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

Director Grants—Seventeen director grants were made during the relevant period. Two director grants were made pursuant to a 1997 plan that dated the grants on the enactment of the plan. The remaining fifteen grants were automatically made under the Director Stock Option Plan for non-employee directors, which was approved by shareholders in 1998, on the date of a director’s election or appointment to the Board and on subsequent anniversaries, beginning on the fourth anniversary. Accordingly, the analysis determined that the originally assigned grant date for each director grant is the measurement date, and no accounting adjustments are required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restatement of Consolidated Financial Statements (Continued)

Monday/Tuesday Grants—Beginning in December 1998, 3,892 new hire grants and grants for promotion and retention purposes (“promotion/retention grants”) were made during the relevant period under the “Monday/Tuesday Plan.” Under the Monday/Tuesday Plan, new hire grants made within pre-established guidelines approved by the Board or Compensation Committee were dated on the Monday that the recipient started work (or the following Monday, if the recipient started on another day). The Company’s analysis showed this process to be reliable with very low error rates. Promotion/retention grants, also based on pre-established guidelines, were made generally on the first Tuesday of each month. The Company has concluded that the new hire and promotion/retention grants made pursuant to the Monday/Tuesday Plan within pre-established guidelines do not require adjustment, with the exception of six grants that were erroneously dated before the employees’ start dates. For 120 new hire and promotion/retention grants made outside the guidelines, however, the Company has concluded that the measurement dates are the dates of ratification by the Board or Compensation Committee rather than the dates used for grants within guidelines. Accordingly, based on the methodology described above, the Company has recognized stock-based compensation expense of $6 million from 126 grants.

Focal Grants—During the relevant period, 27,096 focal grants were made to employees typically on an annual basis as part of an extensive process that required several months to complete. Pursuant to limits, guidelines and practices previously approved by the Board or Compensation Committee, managers throughout the Company would make recommendations for grants to employees in their areas of responsibility. After senior management had determined that the grants were made in accordance with these established limits, guidelines and practices, management treated the grants as final when they were submitted to the Board or Compensation Committee for ratification. The Company has concluded that for 5,595 grants on five dates, the originally assigned grant dates are not the proper measurement dates. For these grants, management’s process for finalizing the grants was completed after the originally assigned grant dates. As a result, the Company has recognized $29 million of stock-based compensation expense. For two of the five grant dates comprising 3,744 grants, the evidence shows that the grants were finalized and the measurement date occurred one day after the originally assigned grant dates. The grants on these two dates represent more than $16 million of the total $29 million of stock-based compensation expense resulting from focal grants.

Other Meeting Grants—During the relevant period, meetings of the Board or Compensation Committee were held to ratify 9,988 grants that are not Monday/Tuesday, focal or CEO grants. The grant dates and measurement dates for these grants are the meeting dates when the grants were ratified, with the exception of 46 grants. Forty-two of these 46 grants are dated concurrent with a meeting that considered and approved certain grants, but the evidence indicates that all of the grants may not have been finalized until a later date. One of the 46 grants was approved and dated at another meeting, but the recipient, who was becoming employed by the Company as part of a corporate acquisition, did not start until a later date. Two other grants were approved before the employees’ start dates. Another grant was mistakenly cancelled and subsequently reinstated, requiring an accounting adjustment. Thus, for these 46 grants the Company has concluded that the originally assigned grant dates are not the proper measurement dates. As a result, the Company has recognized $2 million of stock-based compensation expense.

Other UWC Grants—During the relevant period, 1,082 grants were approved by UWCs for a variety of purposes, including executive recruitment, retention, promotion and new hires outside the Monday/Tuesday process. These grants were not made pursuant to pre-established guidelines adopted by the Board or Compensation Committee. Therefore, the Company has concluded that these grants were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restatement of Consolidated Financial Statements (Continued)

not finalized for accounting purposes until ratification by the Board or Compensation Committee. Accordingly, for 660 grants, the Company has concluded that the originally assigned grant dates are not the proper measurement dates. As a result, the Company has recognized $48 million of stock-based compensation expense.

CEO Grants—During the relevant period, the Company made two grants to CEO Steve Jobs. The first grant, dated January 12, 2000, was for 10 million option shares. The second grant, dated October 19, 2001, was for 7.5 million option shares. Both grants were cancelled in March 2003 prior to being exercised, when Mr. Jobs received 5 million shares of restricted stock.

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

The incremental impact from recognizing stock-based compensation expense resulting from the investigation of past stock option grants is as follows (dollars in millions):

Fiscal Year	Pre-Tax Expense (Income)	After Tax Expense
1998	$(1)	$—
1999	8	6
2000	13	9
2001	19	13
2002	29	23
2003	16	12
Total 1998 – 2003 impact	84	63
2004	13	10
2005	7	7
2006	1	4
Total	$105	$84

Additionally, the Company has restated the pro forma expense under Statement of Financial Accounting Standards (SFAS) No. 123 in Note 1 to reflect the impact of these adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated balance sheet as of September 24, 2005 (in millions, except share amounts):

	September 24, 2005
	As Reported	Adjustments	As Restated
ASSETS:
Current assets:
Cash and cash equivalents	$3,491	$—	$3,491
Short-term investments	4,770	—	4,770
Accounts receivable, less allowance of $46	895	—	895
Inventories	165	—	165
Deferred tax assets	331	—	331
Other current assets	648	—	648
Total current assets	10,300	—	10,300
Property, plant, and equipment, net	817	—	817
Goodwill	69	—	69
Acquired intangible assets, net	27	—	27
Other assets	338	(35)	303
Total assets	$11,551	(35)	$11,516
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,779	$—	$1,779
Accrued expenses	1,705	3	1,708
Total current liabilities	3,484	3	3,487
Non-current liabilities	601	—	601
Total liabilities	4,085	3	4,088
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 835,019,364 shares issued and outstanding	3,521	43	3,564
Deferred stock compensation	(60)	(1)	(61)
Retained earnings	4,005	(80)	3,925
Accumulated other comprehensive income	—	—	—
Total shareholders’ equity	7,466	(38)	7,428
Total liabilities and shareholders’ equity	$11,551	(35)	$11,516

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the effects of the stock-based compensation and related tax adjustments made to the Company’s previously reported consolidated statements of operations (in millions, except share and per share amounts):

	Fiscal Year Ended September 24, 2005			Fiscal Year Ended September 25, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Net sales	$13,931	$—	$13,931	$8,279	$—	$8,279
Cost of sales (1)	9,888	1	9,889	6,020	2	6,022
Gross margin	4,043	(1)	4,042	2,259	(2)	2,257
Operating expenses:
Research and development (1)	534	1	535	489	2	491
Selling, general, and administrative (1)	1,859	5	1,864	1,421	9	1,430
Restructuring costs	—	—	—	23	—	23
Total operating expenses	2,393	6	2,399	1,933	11	1,944
Operating income	1,650	(7)	1,643	326	(13)	313
Other income and expense	165	—	165	57	—	57
Income before provision for income taxes	1,815	(7)	1,808	383	(13)	370
Provision for income taxes	480	—	480	107	(3)	104
Net income	$1,335	$(7)	$1,328	$276	$(10)	$266
Earnings per common share:
Basic	$1.65	$(0.01)	$1.64	$0.37	$(0.01)	$0.36
Diluted	$1.56	$(0.01)	$1.55	$0.36	$(0.02)	$0.34
Shares used in computing earnings per share (in thousands):
Basic	808,439	—	808,439	743,180	—	743,180
Diluted	856,780	98	856,878	774,622	154	774,776

(1)          Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$2	$1	$3	$1	$2	$3
Research and development	$6	$1	$7	$4	$2	$6
Selling, general, and administrative	$34	$5	$39	$28	$9	$37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Restatement of Consolidated Financial Statements (Continued)

The following table presents the cumulative adjustments of each component of shareholders’ equity at the end of each fiscal year (in millions):

Fiscal Year	Common Stock	Deferred Stock Compensation	Retained Earnings	Net Impact to Shareholders’ Equity
1998	$26	$(27)	$—	$(1)
1999	36	(32)	(6)	(2)
2000	56	(43)	(15)	(2)
2001	81	(49)	(28)	4
2002	105	(49)	(51)	5
2003	85	(22)	(63)	—
2004	68	(8)	(73)	(13)
2005	43	(1)	(80)	(38)

Note 3—Financial Instruments

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

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments (in millions):

	September 30, 2006	September 24, 2005
Cash	$200	$127
U.S. Treasury and Agency securities	52	89
U.S. Corporate Securities	4,309	2,030
Foreign Securities	1,831	1,245
Total cash equivalents	6,192	3,364
U.S. Treasury and Agency securities	447	216
U.S. Corporate Securities	2,701	3,662
Foreign Securities	570	892
Total short-term investments	3,718	4,770
Total cash, cash equivalents, and short-term investments	$10,110	$8,261

The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit, and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized losses totaling $687,000 on its investment portfolio, primarily related to investments with stated maturities less than 1 year, as of September 30, 2006, and net unrealized losses of $5.9 million on its investment portfolio, approximately half of which related to investments with stated maturities less than 1 year, as of September 24, 2005. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Financial Instruments (Continued)

for duration management. The Company recognized net losses before taxes of $434,000 and $137,000 in 2006 and 2005, respectively, and a net gain before taxes of $1 million in 2004 as a result of such sales. These net gains were included in interest and other income, net.

As of September 30, 2006 and September 24, 2005, approximately $921 million and $287 million, respectively, of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years. The remaining short-term investments as of September 30, 2006 and September 24, 2005 had maturities less than 12 months.

In accordance with FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2006 and September 24, 2005, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	2006
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Agency Securities	$234	$—	$26	$—	$260	$—
U.S. Corporate Securities	943	—	102	(1)	1,045	(1)
Foreign Securities	164	—	34	—	198	—
Total	$1,341	$—	$162	$(1)	$1,503	$(1)

	2005
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Agency securities	$160	$(1)	$2	$—	$162	$(1)
U.S. corporate securities	3,960	(4)	25	—	3,985	(4)
Foreign Securities	1,382	(1)	1	—	1,383	(1)
Total	$5,502	$(6)	$28	$—	$5,530	$(6)

The unrealized losses on the Company’s investments during 2006 in U.S. Government securities and during 2005 in U.S. Government securities, U.S. corporate securities, and foreign securities were caused primarily by changes in interest rates. The Company typically invests in highly-rated securities with low probabilities of default. The Company’s investment policy requires investments to be rated single-A or better. Therefore, the Company considers the declines to be temporary in nature. As of September 30, 2006, the Company does not consider the investments to be other-than-temporarily impaired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Financial Instruments (Continued)

Accounts Receivable

Trade Receivables

The Company distributes its products through third-party distributors and resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible, the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company’s direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company’s distribution and retail channel partners. No customer accounted for more than 10% of trade receivables as of September 30, 2006 or September 24, 2005.

The following table summarizes the activity in the allowance for doubtful accounts (in millions):

	September 30, 2006	September 24, 2005	September 25, 2004
Beginning allowance balance	$46	$47	$49
Charged to costs and expenses	17	8	3
Deductions(a)	(11)	(9)	(5)
Ending allowance balance	$52	$46	$47

(a)           Represents amounts written off against the allowance, net of recoveries.

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these raw material components directly from suppliers. These non-trade receivables, which are included in the consolidated balance sheets in other current assets, totaled $1.6 billion and $417 million as of September 30, 2006 and September 24, 2005, respectively. The Company does not reflect the sale of these components in net sales and does not recognize any profits on these sales until the products are sold through to the end customer at which time the profit is recognized as a reduction of cost of sales.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Financial Instruments (Continued)

The following table shows the notional principal, net fair value, and credit risk amounts of the Company’s foreign currency instruments as of September 30, 2006 and September 24, 2005 (in millions):

	September 30, 2006			September 24, 2005
	Notional Principal	Fair Value	Credit Risk Amounts	Notional Principal	Fair Value	Creit Risk Amounts
Foreign exchange instruments qualifying as accounting hedges:
Spot/Forward contracts	$351	$6	$6	$662	$10	$10
Purchased options	$1,256	$9	$9	$1,668	$17	$17
Sold options	$80	$(1)	$—	$1,087	$(5)	$—
Foreign exchange instruments other than accounting hedges:
Spot/Forward contracts	$1,103	$2	$2	$833	$(3)	$1
Purchased options	$167	$1	$—	$115	$—	$—
Sold options	$—	$—	$—	$—	$—	$—

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of year-end, and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts shown in the table above represents the Company’s gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. The Company’s exposure to credit loss and market risk will vary over time as a function of currency exchange rates.

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 30, 2006 and September 24, 2005. Although the table above reflects the notional principal, fair value, and credit risk amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

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

To help protect gross margins from fluctuations in foreign currency exchange rates, the Company’s U.S. dollar functional subsidiaries hedge a portion of forecasted foreign currency revenue, and the Company’s non-U.S. dollar functional subsidiaries selling in local currencies hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currency. Other comprehensive income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Financial Instruments (Continued)

associated with hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related sales are recognized, and other comprehensive income related to inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. Typically, the Company hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases over a time horizon of up to 6 months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable that the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent 2 month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings in other income and expense. Any subsequent changes in fair value of such derivative instruments are also reflected in current earnings unless they are re-designated as hedges of other transactions. The Company recognized a net gain of approximately $421,000 in 2006 and net losses of $1.6 million and $2.8 million in 2005 and 2004, respectively, in other income and expense related to the loss of hedge designation on discontinued cash flow hedges due to changes in the Company’s forecast of future net sales and cost of sales and due to prevailing market conditions. As of September 30, 2006, the Company had a net deferred gain associated with cash flow hedges of approximately $2.8 million, net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the second quarter of fiscal 2007.

The net gain or loss on the effective portion of a derivative instrument designated as a net investment hedge is included in the cumulative translation adjustment account of accumulated other comprehensive income within shareholders’ equity. For the years ended September 30, 2006 and September 24, 2005, the Company had net gains of $7.4 million and $673,000, respectively, included in the cumulative translation adjustment.

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

Note 4—Consolidated Financial Statement Details (in millions)

Other Current Assets

	2006	2005
Vendor non-trade receivables	$1,593	$417
NAND flash memory prepayments	208	—
Other current assets	469	231
Total other current assets	$2,270	$648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Consolidated Financial Statement Details (in millions) (Continued)

Property, Plant, and Equipment

	2006	2005
Land and buildings	$626	$361
Machinery, equipment, and internal-use software	595	470
Office furniture and equipment	94	81
Leasehold improvements	760	569
	2,075	1,481
Accumulated depreciation and amortization	(794)	(664)
Net property, plant, and equipment	$1,281	$817

Other Assets

	2006	2005
		As Restated(1)
Long-term NAND flash memory prepayments	$1,042	$—
Non-current deferred tax assets	—	148
Capitalized software development costs, net	21	38
Other assets	175	117
Total other assets	$1,238	$303

Accrued Expenses

	2006	2005
		As Restated(1)
Deferred revenue—current	$746	$501
Accrued warranty and related costs	284	188
Accrued marketing and distribution	298	221
Accrued compensation and employee benefits	221	167
Other accrued tax liability	388	196
Deferred margin on component sales	324	26
Other current liabilities	820	409
Total accrued expenses	$3,081	$1,708

Non-Current Liabilities

	2006	2005
Deferred tax liabilities	$381	$308
Deferred revenue—non-current	355	281
Other non-current liabilities	14	12
Total non-current liabilities	$750	$601

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Consolidated Financial Statement Details (in millions) (Continued)

Other Income and Expense

	2006	2005	2004
Gains on non-current investments, net	$—	$—	$4
Interest income	$394	$183	$64
Interest expense	—	—	(3)
Other income (expense), net	(29)	(18)	(8)
Total interest and other income, net	365	165	53
Total other income and expense	$365	$165	$57

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

Note 5—Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 10 years.

The following table summarizes the components of gross and net intangible asset balances (in millions):

	September 30, 2006			September 24, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Goodwill	$38	$—	$38	$69	$—	$69
Acquired technology	181	(42)	139	61	(34)	27
Total acquired intangible assets	$219	$(42)	$177	$130	$(34)	$96

As of September 30, 2006, and September 24, 2005, the weighted-average amortization period for acquired technology was 8.5 years and 5.5 years, respectively.

During 2006, the Company sold certain assets related to its PowerSchool web-based student information system operations. In connection with this sale, the Company reduced goodwill by $31 million for the outstanding balance from the acquisition of PowerSchool, Inc. in 2001 and recognized a $4 million pre-tax gain, which is reflected in other income and expense in the consolidated statement of operations.

During 2005, the Company recorded an adjustment of approximately $11 million to goodwill relating to a reduction of valuation allowances that were recorded at the time certain net operating loss carryforwards (“NOLs”) were acquired in previous business combinations. During 2005, these NOLs were deemed to be more likely than not to be realized and accordingly the valuation allowances were reversed against the related goodwill that was recognized at the time of the acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Goodwill and Other Intangible Assets (Continued)

Expected annual amortization expense related to acquired technology is as follows (in millions):

Fiscal Years:
2007	$24
2008	21
2009	18
2010	14
2011	13
Thereafter	49
Total	$139

Amortization expense related to acquired intangible assets was $12 million, $9 million, and $7 million in 2006, 2005, and 2004, respectively.

Note 6—Restructuring Charges

During 2004, the Company recorded total restructuring charges of approximately $23.0 million, including approximately $14.0 million in severance costs, $5.5 million in asset impairments, and $3.5 million for lease cancellations. The lease cancellations relate to vacating a leased sales facility from a European workforce reduction during 2004. Of the $23.0 million charges, $21.3 million had been utilized by the end of 2006, with the remainder consisting of $1.7 million for lease cancellations. These actions have resulted in the termination of 452 positions.

Note 7—Income Taxes

The provision for income taxes consisted of the following (in millions):

	2006	2005	2004
		As Restated (1)	As Restated (1)
Federal:
Current	$619	$305	$34
Deferred	56	144	53
	675	449	87
State:
Current	56	66	5
Deferred	14	(91)	(18)
	70	(25)	(13)
Foreign:
Current	101	59	46
Deferred	(17)	(3)	(16)
	84	56	30
Provision for income taxes	$829	$480	$104

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

The foreign provision for income taxes is based on foreign pretax earnings of approximately $1.5 billion, $922 million, and $384 million in 2006, 2005, and 2004, respectively. As of September 30, 2006,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes (Continued)

approximately $4.1 billion of the Company’s cash, cash equivalents, and short-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. U.S. income taxes have not been provided on a cumulative total of $823 million of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

On October 22, 2004, the American Jobs Creation Act of 2004 (“AJCA”) was signed into law. The AJCA included a provision for the deduction of 85% of certain foreign earnings that were repatriated, as defined in the AJCA, within a specified time frame. Among other requirements, dividends qualifying for the 85% deduction must be reinvested in the United States in certain qualified investments pursuant to a domestic reinvestment plan approved by the Chief Executive Officer (“CEO”) and Board of Directors. During 2006, the Company repatriated approximately $1.6 billion of foreign earnings. Of the earnings repatriated, $755 million is eligible for the reduced tax rate provided by the AJCA. Accordingly, the Company recorded a tax charge of $51 million related to the repatriation of foreign earnings under the provisions of the AJCA. In addition, the Company recorded a tax benefit of $71 million resulting from the implementation of tax planning strategies to recognize deferred tax assets that were previously not recognizable within certain foreign subsidiaries.

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

As of September 30, 2006 and September 24, 2005, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2006	2005
		As Restated (1)
Deferred tax assets:
Accrued liabilities and other reserves	$485	$321
Tax losses and credits	55	262
Basis of capital assets and investments	124	96
Accounts receivable and inventory reserves	45	36
Other	30	17
Total deferred tax assets	739	732
Less valuation allowance	5	5
Net deferred tax assets	734	727
Deferred tax liabilities:
Unremitted earnings of subsidiaries	514	557
Total deferred tax liabilities	514	557
Net deferred tax asset	$220	$170

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes (Continued)

As of September 30, 2006, the Company has state and foreign tax loss and state credit carryforwards, the tax effect of which is $55 million. Certain of those carryforwards, the tax effect of which is $12 million, expire between 2016 and 2019. A portion of these carryforwards was acquired from the Company’s previous acquisitions, the utilization of which is subject to certain limitations imposed by the Internal Revenue Code. The remaining benefits from tax losses and credits do not expire. As of September 30, 2006 and September 24, 2005, a valuation allowance of $5 million was recorded against the deferred tax asset for the benefits of state operating losses that may not be realized. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2006, 2005, and 2004) to income before provision for income taxes, is as follows (in millions):

	2006	2005	2004
		As Restated (1)	As Restated (1)
Computed expected tax	$987	$633	$129
State taxes, net of federal effect	86	(19)	(5)
Indefinitely invested earnings of foreign subsidiaries	(224)	(98)	(31)
Nondeductible executive compensation	11	14	12
Research and development credit, net	(12)	(26)	(5)
Other items	(19)	(24)	4
Provision for income taxes	$829	$480	$104
Effective tax rate	29%	27%	28%

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

The Company’s income taxes payable has been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. The net tax benefits from employee stock option transactions were $419 million, $428 million (as restated(1)), and $83 million (as restated(1)) in 2006, 2005, and 2004, respectively, and were reflected as an increase to common stock in the consolidated statements of shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Income Taxes (Continued)

The Internal Revenue Service (“IRS”) has substantially completed its field audit of the Company’s federal income tax returns for the years 2002 through 2003 and proposed certain adjustments. The Company intends to contest certain of these adjustments through the IRS Appeals Office. Substantially all IRS audit issues for years prior to 2002 have been resolved. In addition, the Company is also subject to audits by state, local, and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. In 2006, the Company recorded a tax benefit of $20 million due to the settlement of prior year tax audits in the U.S.

Note 8—Shareholders’ Equity

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

2.47 million previously granted restricted stock units vested during 2006. A majority of these vested restricted stock units were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 985,833 for 2006 was based on the value of the restricted stock units on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were approximately $59 million. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Shareholders’ Equity (Continued)

Upon vesting during 2006, the restricted stock award was net-share settled such that the Company withheld shares with value equivalent to the CEO’s minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 4.6 million was based on the value of the restricted stock award on the vesting date as determined by the Company’s closing stock price of $64.66. The remaining shares net of those withheld were delivered to the Company’s CEO. Total payments for the CEO’s tax obligations to the taxing authorities were approximately $296 million. The net-share settlement had the effect of share repurchases by the Company as it reduced and retired the number of shares outstanding and did not represent an expense to the Company.

Stock Repurchase Plan

In July 1999, the Company’s Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. The Company has repurchased a total of 13.1 million shares at a cost of $217 million under this plan and was authorized to repurchase up to an additional $283 million of its common stock as of September 30, 2006.

Comprehensive Income

Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

The following table summarizes the components of accumulated other comprehensive income (loss), net of taxes (in millions):

	2006	2005	2004
Unrealized losses on available-for-sale securities	$—	$(4)	$(4)
Unrealized gains/(losses) on derivative investments	3	4	(4)
Cumulative foreign currency translation	19	—	(7)
Accumulated other comprehensive income/(loss)	$22	$—	$(15)

The following table summarizes activity in other comprehensive income related to available-for-sale securities, net of taxes (in millions):

	2006	2005	2004
Change in fair value of available-for-sale securities	$4	$—	$(1)
Adjustment for net gains/losses realized and included in net income	—	—	(4)
Change in unrealized gain/loss on available-for-sale securities	$4	$—	$(5)

The tax effect related to the change in unrealized gain/loss on available-for-sale securities was $(2) million, zero, and $4 million for 2006, 2005, and 2004, respectively. The tax effect on the reclassification adjustment for net gains/losses realized and included in net income was $1 million for 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Shareholders’ Equity (Continued)

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company (in millions):

	2006	2005	2004
Changes in fair value of derivatives	$11	$7	$(21)
Adjustment for net losses realized and included in net income	(12)	1	33
Change in unrealized gain/loss on derivative instruments	$(1)	$8	$12

The tax effect related to the changes in fair value of derivatives was $(8) million, $(3) million, and $10 million for 2006, 2005, and 2004, respectively. The tax effect related to derivative gains/losses reclassified from other comprehensive income to net income was $8 million, $(2) million, and $(13) million for 2006, 2005, and 2004, respectively.

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

Employee Stock Option Exchange Program

On March 20, 2003, the Company announced a voluntary employee stock option exchange program (the “Exchange Program”) whereby eligible employees, other than executive officers and members of the Board of Directors, had an opportunity to exchange outstanding options with exercise prices at or above $12.50 per share for a predetermined smaller number of new stock options issued with exercise prices equal to the fair market value of one share of the Company’s common stock on the day the new awards were issued, which was to be at least six months plus one day after the exchange options were cancelled. On April 17, 2003, in accordance with the Exchange Program, the Company cancelled options to purchase 33,138,386 shares of its common stock. On October 22, 2003, new stock options totaling 13,394,736 shares were issued to employees at an exercise price of $11.38 per share, which is equivalent to the closing price of the Company’s stock on that date. No financial or accounting impact to the Company’s financial position, results of operations or cash flows was associated with this transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Shareholders’ Equity (Continued)

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

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized for issuance is limited to a total of 1 million shares per offering period. During 2006, 2005, and 2004, adjusted for the February 2005 stock split, 1.5 million, 2.3 million, and 3.9 million shares, respectively, were issued under the Purchase Plan. As of September 30, 2006, approximately 2.3 million shares were reserved for future issuance under the Purchase Plan.

Employee Savings Plan

The Company has an employee savings plan (the “Savings Plan”) qualifying as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit ($15,000 for calendar year 2006). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s earnings. The Company’s matching contributions to the Savings Plan were approximately $33 million, $28 million, and $24 million in 2006, 2005, and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Shareholders' Equity (Continued)

Stock Option Activity

A summary of the Company’s stock option activity and related information for the last three fiscal years follows (stock award amounts and aggregate intrinsic value are presented in thousands):

		Outstanding Options
	Shares Available	Number of	Weighted-Average	Weighted-Average Remaining	Aggregate
	for Grant	Shares	Exercise Price	Contractual Term	Intrinsic Value
Balance at September 27, 2003	91,660	126,024	$9.54
Restricted Stock Granted	(5,030)	—	—
Options Granted	(36,394)	36,394	$11.48
Options Cancelled	6,010	(6,010)	$10.35
Options Exercised	—	(45,686)	$8.60
Plan Shares Expired	(32,196)	—	—
Balance at September 25, 2004	24,050	110,722	$10.52
Additional Options Authorized	49,000	—	—
Restricted Stock Units Granted	(460)	—	—
Options Granted	(16,214)	16,214	$42.52
Options Cancelled	3,844	(3,844)	$13.28
Restricted Stock Units Cancelled	230	—	—
Options Exercised	—	(49,871)	$10.05
Plan Shares Expired	(1,493)	—	—
Balance at September 24, 2005	58,957	73,221	$17.79
Restricted Stock Units Granted	(2,950)	—
Options Granted	(3,881)	3,881	$65.28
Options Cancelled	2,325	(2,325)	$29.32
Restricted Stock Units Cancelled	625	—	—
Options Exercised	—	(21,795)	$11.78
Plan Shares Expired	(82)	—	—
Balance at September 30, 2006	54,994	52,982	$23.23	4.78	$2,848,896
Exercisable at September 30, 2006		31,184	$14.69	4.35	$1,942,486
Expected to Vest after September 30, 2006		21,798	$35.40	5.40	$906,410

In conjunction with the amendments to the 2003 Plan that were approved at the Annual Meeting of Shareholders held on April 21, 2005, the number of shares available for grant under the 2003 Plan will be reduced by two times the number of restricted shares and restricted stock units granted. This amendment is effective for all grants made after April 21, 2005.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options at time of exercise was $1.2 billion, $1.1 billion, and $266.9 million for 2006, 2005, and 2004, respectively.

As of September 30, 2006, the Company had 3.41 million restricted stock units outstanding with a total grant-date fair value of $135.1 million that were excluded from the options outstanding balances in the preceding table. The weighted-average grant date fair value of restricted stock units granted during 2006, 2005, and 2004 was $70.92, $45.04, and $12.81, respectively. Aggregate intrinsic value of unvested restricted stock units at September 30, 2006 was $262.5 million. Restricted stock units that vested during 2006 totaled 2.47 million and had a fair value of $148.5 million as of the vesting date. Granted restricted stock units have been deducted from the shares available for grant under the Company’s stock option plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Shareholders' Equity (Continued)

The number of shares of restricted stock that vested during 2006 was 10 million, which had a fair value of $646.6 million. The grant-date fair value of restricted stock that fully vested during 2006 was $7.48 per share. For the years ended September 30, 2006, September 24, 2005, and September 25, 2004, compensation expense related to restricted stock was $4.6 million, $24.9 million, and $24.9 million, respectively.

Note 9—Stock-Based Compensation

The Company has provided pro forma disclosures in Note 1 of these Notes to Consolidated Financial Statements of the effect on net income and earnings per share for the years ended September 24, 2005 and September 25, 2004 as if the fair value method of accounting for stock compensation had been used for its employee stock option grants and employee stock purchase plan purchases. These pro forma effects have been estimated at the date of grant and beginning of the period, respectively, using the BSM option pricing model.

The weighted average assumptions used for 2006, 2005, and 2004 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	2006	2005	2004
Expected life of stock options	3.56 years	3.57 years	3.50 years
Expected life of stock purchases	6 months	6 months	6 months
Interest rate—stock options	4.60%	3.73%	2.40%
Interest rate—stock purchases	4.29%	2.54%	1.18%
Volatility—stock options	40.34%	39.52%	40.00%
Volatility—stock purchases	39.56%	40.88%	35.82%
Dividend yields	—	—	—
Weighted-average fair value of options granted during the year	$23.16	$14.41	$3.69
Weighted-average fair value of stock purchases during the year	$14.06	$7.55	$2.78

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

Note 10—Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance-sheet financing arrangements. The major facility leases are for terms of 5 to 15 years and generally provide

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 30, 2006, the Company’s total future minimum lease payments under noncancelable operating leases were approximately $1.2 billion, of which $887 million related to leases for retail space.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $138 million, $140 million, and $103 million in 2006, 2005, and 2004, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 30, 2006, are as follows (in millions):

Fiscal Years
2007	$134
2008	134
2009	134
2010	132
2011	122
Thereafter	498
Total minimum lease payments	$1,154

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

The Company periodically provides updates to its applications and system software to maintain the software’s compliance with specifications. The estimated cost to develop such updates is accounted for as warranty costs that are recognized at the time related software revenue is recognized. Factors considered in determining appropriate accruals related to such updates include the number of units delivered, the number of updates expected to occur, and the historical cost and estimated future cost of the resources necessary to develop these updates.

The following table reconciles changes in the Company’s accrued warranties and related costs (in millions):

	2006	2005	2004
Beginning accrued warranty and related costs	$188	$105	$67
Cost of warranty claims	(267)	(188)	(105)
Accruals for product warranties	363	271	143
Ending accrued warranty and related costs	$284	$188	$105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either September 30, 2006 or September 24, 2005.

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

Long-Term Supply Agreements

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006. These prepayments will be applied to inventory purchases made over the life of each respective agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Commitments and Contingencies (Continued)

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

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Segment Information and Geographic Data (Continued)

expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $200 million, $132 million, and $104 million for 2006, 2005, and 2004, respectively.Operating income for all segments, except Retail, includes cost of sales at manufacturing standard cost, other cost of sales, related sales and marketing costs, and certain general and administrative costs. This measure of operating income, which includes manufacturing profit, provides a comparable basis for comparison between the Company’s various geographic segments. Certain manufacturing expenses and related adjustments not included in segment cost of sales, including variances between standard and actual manufacturing costs and the mark-up above standard cost for product supplied to the Retail segment, are included in corporate expenses.

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

First, the Retail segment’s operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the U.S. operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company’s cost to support those partners. For the years ended September 30, 2006, September 24, 2005, and September 25, 2004, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $663 million, $435 million, and $213 million, respectively.

Second, the Company’s service and support contracts are transferred to the Retail segment at the same cost as that charged to the Company’s major retail channel partners in the U.S., resulting in a measure of revenue and gross margin for those items that is comparable between the Company’s retail stores and those retail channel partners. The Retail segment recognizes the full amount of revenue and cost of sales of the Company’s service and support contracts at the time of sale. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales. For the year ended September 30, 2006, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $159 million and $109 million, respectively. For the year ended September 24, 2005, this resulted in the recognition of net sales and cost of sales by the Retail segment of $92 million and $64 million, respectively. For the year ended September 25, 2004, this resulted in the recognition of net sales and cost of sales by the Retail segment of $54 million and $37 million, respectively.

Third, the Company had opened a total of eight high-profile stores as of September 30, 2006. These high-profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings. As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. Expenses allocated to corporate marketing resulting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Segment Information and Geographic Data (Continued)

from the operations of these stores were $33 million, $31 million, and $16 million for the years ended September 30, 2006, September 24, 2005, and September 25, 2004, respectively.Summary information by operating segment follows (in millions):

	2006	2005	2004
Americas:
Net sales	$9,307	$6,590	$4,019
Operating income	$1,665	$798	$465
Depreciation, amortization, and accretion	$6	$6	$6
Segment assets (a)	$896	$705	$563
Europe:
Net sales	$4,094	$3,073	$1,799
Operating income	$607	$454	$280
Depreciation, amortization, and accretion	$4	$4	$4
Segment assets	$471	$289	$259
Japan:
Net sales	$1,208	$920	$677
Operating income	$201	$140	$115
Depreciation, amortization, and accretion	$3	$3	$2
Segment assets	$181	$165	$114
Retail:
Net sales	$3,359	$2,350	$1,185
Operating income	$198	$151	$39
Depreciation, amortization, and accretion (b)	$59	$43	$35
Segment assets (b)	$651	$589	$351
Other Segments (c):
Net sales	$1,347	$998	$599
Operating income	$235	$118	$90
Depreciation, amortization, and accretion	$3	$2	$2
Segment assets	$180	$133	$124

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

(c)          Other Segments include Asia-Pacific and FileMaker.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Segment Information and Geographic Data (Continued)

A reconciliation of the Company’s segment operating income and assets to the consolidated financial statements follows (in millions):

	2006	2005	2004
		As Restated (1)	As Restated (1)
Segment operating income	$2,906	$1,661	$989
Retail manufacturing margin (a)	663	435	213
Other corporate expenses, net (b)	(953)	(404)	(820)
Stock-based compensation expense	(163)	(49)	(46)
Restructuring costs	—	—	(23)
Consolidated operating income	$2,453	$1,643	$313
Segment assets	$2,379	$1,881	$1,411
Corporate assets	14,826	9,635	6,628
Consolidated assets	$17,205	$11,516	$8,039
Segment depreciation, amortization, and accretion	$75	$58	$49
Corporate depreciation, amortization, and accretion	150	121	101
Consolidated depreciation, amortization, and accretion	$225	$179	$150

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

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

No single customer accounted for more than 10% of net sales in 2006, 2005, or 2004. Net sales and long-lived assets related to operations in the U.S., Japan, and other foreign countries are as follows (in millions):

	2006	2005	2004
Net sales:
U.S.	$11,486	$8,194	$4,893
Japan	1,327	1,021	738
Other countries	6,502	4,716	2,648
Total net sales	$19,315	$13,931	$8,279
Long-lived assets:
U.S.	$1,150	$738	$637
Japan	64	63	52
Other countries	154	112	72
Total long-lived assets	$1,368	$913	$761

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Segment Information and Geographic Data (Continued)

Information regarding net sales by product is as follows (in millions):

	2006	2005	2004
Net sales:
Desktops (a)	$3,319	$3,436	$2,373
Portables (b)	4,056	2,839	2,550
Total Macintosh net sales	7,375	6,275	4,923
iPod	7,676	4,540	1,306
Other music related products and services (c)	1,885	899	278
Peripherals and other hardware (d)	1,100	1,126	951
Software, service, and other net sales (e)	1,279	1,091	821
Total net sales	$19,315	$13,931	$8,279

(a)          Includes iMac, eMac, Mac mini, Power Mac, Mac Pro, and Xserve product lines.

(b)         Includes MacBook, iBook, MacBook Pro, and PowerBook product lines.

(c)          Consists of iTunes Store sales and iPod services, and Apple-branded and third-party iPod accessories.

(d)         Includes sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.

(e)          Includes sales of Apple-branded operating system and application software, third-party software, AppleCare, and Internet services.

Note 12—Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Company business. The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Company business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $202,000, $1,100,000, and $483,000 in expenses pursuant to the Reimbursement Agreement during 2006, 2005, and 2004, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the consolidated statements of operations.

In 2006, the Company entered into an agreement with Pixar to sell certain of Pixar’s short films on the iTunes Store. Mr. Jobs was the CEO, Chairman, and a large shareholder of Pixar. On May 5, 2006, The Walt Disney Company (“Disney”) acquired Pixar, which resulted in Pixar becoming a wholly-owned subsidiary of Disney. Upon Disney’s acquisition of Pixar, Mr. Jobs’ shares of Pixar common stock were exchanged for Disney’s common stock and he was elected to the Disney Board of Directors. Royalty expense recognized by the Company under the arrangement with Pixar from September 25, 2005 through May 5, 2006 was less than $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Selected Quarterly Financial Information (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended September 30, 2006 and September 24, 2005 (in millions, except share and per share amounts):

2006	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$4,837	$4,370	$4,359	$5,749
Cost of sales (1)	3,425	3,045	3,062	4,185
Gross margin	1,412	1,325	1,297	1,564
Operating expenses:
Research and development (1)	179	175	176	182
Selling, general, and administrative (1)	625	584	592	632
Total operating expenses	804	759	768	814
Operating income	608	566	529	750
Other income and expense	113	95	76	81
Income before provision for income taxes	721	661	605	831
Provision for income taxes	179	189	195	266
Net income	$542	$472	$410	$565
Earnings per common share:
Basic	$0.63	$0.55	$0.49	$0.68
Diluted	$0.62	$0.54	$0.47	$0.65
Shares used in computing earnings per share (in thousands):
Basic	854,187	851,375	840,910	830,781
Diluted	878,757	876,368	878,537	874,207

(1)          Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$5	$6	$5	$5
Research and development	$13	$12	$13	$15
Selling, general, and administrative	$22	$19	$24	$24

The net of tax impact of the stock-based compensation adjustments in 2006, which amounted to $4 million, was recorded by the Company in its fourth quarter of 2006 and is described in Note 2, “Restatement of Consolidated Financial Statements.”

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Net income during the third quarter of 2006 benefited by $20 million resulting from the dividend repatriation under the AJCA and international tax planning strategies associated with the repatriation. Net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Selected Quarterly Financial Information (Unaudited) (Continued)

income during the fourth quarter of 2006 benefited by $20 million due to the settlement of prior year tax audits in the U.S.

2005	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
Net sales	$3,678	$3,520	$3,243	$3,490
Cost of sales (2)	2,643	2,476	2,275	2,495
Gross margin	1,035	1,044	968	995
Operating expenses:
Research and development (2)	147	145	120	123
Selling, general, and administrative (2)	471	473	448	472
Total operating expenses	618	618	568	595
Operating income	417	426	400	400
Other income and expense	60	46	33	26
Income before provision for income taxes	477	472	433	426
Provision for income taxes	49	153	145	133
Net income	$428	$319	$288	$293
Earnings per common share:
Basic	$0.52	$0.39	$0.36	$0.37
Diluted	$0.49	$0.37	$0.34	$0.35
Shares used in computing earnings per share (in thousands):
Basic	821,420	815,092	808,172	789,032
Diluted	866,483	860,803	857,568	838,805

(1)          See Note 2, “Restatement of Consolidated Financial Statements.”

(2)          Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$1	$—	$1	$1
Research and development	$1	$2	$2	$2
Selling, general, and administrative	$10	$10	$9	$10

The impact of the stock-based compensation adjustments was not significant to any of the interim balance sheets for fiscal year 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Selected Quarterly Financial Information (Unaudited) (Continued)

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information as of September 24, 2005 (in millions, expect per share amounts):

	Three Months Ended September 24, 2005			Three Months Ended June 25, 2005
	As Reported	Adjustments (1)	As Restated	As Reported	Adjustments (1)	As Restated
Net sales	$3,678	$—	$3,678	$3,520	$—	$3,520
Cost of sales (2)	2,643	—	2,643	2,476	—	2,476
Gross margin	1,035	—	1,035	1,044	—	1,044
Operating expenses:
Research and development (2)	147	—	147	145	—	145
Selling, general, and administrative (2)	470	1	471	472	1	473
Total operating expenses	617	1	618	617	1	618
Operating income	418	(1)	417	427	(1)	426
Other income and expense	60	—	60	46	—	46
Income before provision for income taxes	478	(1)	477	473	(1)	472
Provision for income taxes	48	1	49	153	—	153
Net income	$430	$(2)	$428	$320	$(1)	$319
Earnings per common share:
Basic	$0.52	$—	$0.52	$0.39	$—	$0.39
Diluted	$0.50	$(0.01)	$0.49	$0.37	$—	$0.37
Shares used in computing earnings per share (in thousands):
Basic	821,420	—	821,420	815,092	—	815,092
Diluted	866,404	79	866,483	860,688	115	860,803

(1)           See Note 2, “Restatement of Consolidated Financial Statements.”

(2)           Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$1	$—	$1	$—	$—	$—
Research and development	$1	$—	$1	$2	$—	$2
Selling, general, and administrative	$9	$1	$10	$9	$1	$10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Selected Quarterly Financial Information (Unaudited) (Continued)

	Three Months Ended March 26, 2005			Three Months Ended December 25, 2004
	As Reported	Adjustments (1)	As Restated	As Reported	Adjustments (1)	As Restated
Net sales	$3,243	$—	$3,243	$3,490	$—	$3,490
Cost of sales (2)	2,275	—	2,275	2,494	1	2,495
Gross margin	968	—	968	996	(1)	995
Operating expenses:
Research and development (2)	119	1	120	123	—	123
Selling, general, and administrative (2)	447	1	448	470	2	472
Total operating expenses	566	2	568	593	2	595
Operating income	402	(2)	400	403	(3)	400
Other income and expense	33	—	33	26	—	26
Income before provision for income taxes	435	(2)	433	429	(3)	426
Provision for income taxes	145	—	145	134	(1)	133
Net income	$290	$(2)	$288	$295	$(2)	$293
Earnings per common share:
Basic	$0.36	$—	$0.36	$0.37	$—	$0.37
Diluted	$0.34	$—	$0.34	$0.35	$—	$0.35
Shares used in computing earnings per share (in thousands):
Basic	808,172	—	808,172	789,032	—	789,032
Diluted	857,011	557	857,568	838,174	631	838,805

(1)           See Note 2, “Restatement of Consolidated Financial Statements.”

(2)           Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$1	$—	$1	$—	$1	$1
Research and development	$1	$1	$2	$2	$—	$2
Selling, general, and administrative	$8	$1	$9	$8	$2	$10

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Apple Computer, Inc.:

We have audited the accompanying consolidated balance sheets of Apple Computer, Inc. and subsidiaries (the Company) as of September 30, 2006 and September 24, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and September 24, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the Consolidated Financial Statements, the consolidated financial statements as of September 24, 2005 and for each of the years in the two-year period ended September 24, 2005 have been restated.

As discussed in Note 1 to the Consolidated Financial Statements, effective September 25, 2005, the Company adopted the provision of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 29, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of internal control over financial reporting.

/s/ KPMG LLP
Mountain View, California
December 29, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Apple Computer, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Apple Computer, Inc. and subsidiaries maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Apple Computer, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Apple Computer, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Apple Computer, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, Apple Computer, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apple Computer, Inc. as of September 30, 2006 and September 24, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2006, and our report dated December 29, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Mountain View, California
December 29, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Special Committee Review into Stock Option Grant Practices and Restatement

As discussed in the Explanatory Note preceding Part I and in Note 2 in Notes to Consolidated Financial Statements of this Form 10-K, the Company on June 29, 2006, announced that an internal review had discovered irregularities related to the issuance of certain past stock option grants, including a grant to its CEO Steve Jobs. The Company also announced that a Special Committee of outside directors (“Special Committee”) had been formed and had hired independent counsel to conduct a full investigation of the Company’s past stock option granting practices. As a result of the internal review and the independent investigation, management has concluded, and the Audit and Finance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, the Company has recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and the Company is restating previously filed financial statements in this Form 10-K.

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

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) were effective as of September 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management, including the Company’s CEO and CFO, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2006. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s assessment of its internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 119 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Listed below are the Company’s seven directors whose terms expire at the next annual meeting of shareholders.

Name	Position With the Company	Age	Director Since
William V. Campbell	Co-lead Director	66	1997
Millard S. Drexler	Director	62	1999
Albert A. Gore, Jr.	Director	58	2003
Steven P. Jobs	Director and Chief Executive Officer	51	1997
Arthur D. Levinson	Co-lead Director	56	2000
Eric E. Schmidt	Director	51	2006
Jerome B. York	Director	68	1997

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

Steven P. Jobs is one of the Company’s co-founders and currently serves as its Chief Executive Officer. Mr. Jobs is also a director of The Walt Disney Company.

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

Eric E. Schmidt, Ph.D. has served as the Chief Executive Officer of Google, Inc. (“Google”) since July 2001 and as a member of Google’s Board of Directors since March 2001, where he served as Chairman of the Board from March 2001 to April 2004. In April 2004, Dr. Schmidt was named Chairman of the Executive Committee of Google’s Board of Directors. From April 1997 to November 2001, Dr. Schmidt served as Chairman of the Board of Directors of Novell, Inc., a computer networking company, and, from April 1997 to July 2001, as the Chief Executive Officer of Novell. Dr. Schmidt was a director of Siebel Systems until January 2006.

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

Board Committees

The Board has a standing Compensation Committee, a Nominating and Corporate Governance Committee (“Nominating Committee”) and an Audit and Finance Committee (“Audit Committee”). All committee members are independent under the listing standards of the NASDAQ Global Select Market.

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

Audit Committee Financial Expert

All members of the Company’s Audit Committee, Messrs. Campbell and York and Dr. Levinson, qualify as “audit committee financial experts” under Item 401(h) of Regulation S-K and are considered “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

The Company has a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer, principal accounting officer and its Board. A copy of this code,

“Ethics: The Way We Do Business Worldwide,” is available on the Company’s website at www.apple.com/investor. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Executive Officers

The following sets forth certain information regarding executive officers of the Company. Information pertaining to Mr. Jobs, who is both a director and an executive officer of the Company, may be found in the section entitled “Directors.”

Timothy D. Cook, Chief Operating Officer (age 46), joined the Company in March 1998. Mr. Cook also served with the Company as Executive Vice President, Worldwide Sales and Operations from 2002 to 2005. In 2004, his responsibilities were expanded to include the Company’s Macintosh hardware engineering. From 2000 to 2002, Mr. Cook served in the role of Senior Vice President, Worldwide Operations, Sales, Service and Support. From 1998 to 2000, Mr. Cook served in the position of Senior Vice President, Worldwide Operations. Prior to joining the Company, Mr. Cook held the position of Vice President, Corporate Materials for Compaq Computer Corporation (“Compaq”). Previous to his work at Compaq, Mr. Cook was the Chief Operating Officer of the Reseller Division at Intelligent Electronics. Mr. Cook also spent 12 years with IBM, most recently as Director of North American Fulfillment. Mr. Cook also serves as a member of the Board of Directors of Nike, Inc.

Anthony Fadell, Senior Vice President, iPod Division (age 37), joined the Company in 2001. From 2004 to April 2006, Mr. Fadell was Vice President of iPod Engineering. From 2001 to 2004, Mr. Fadell was the Senior Director of the Company’s iPod Engineering Team. Prior to joining Apple, Mr. Fadell was a co-founder, CTO, and director of engineering of the Mobile Computing Group at Philips Electronics where he was responsible for all aspects of business and product development for a variety of products. Mr. Fadell later became VP of Business Development for Philips U.S. Strategy & Ventures, focusing on building the company’s digital media strategy and investment portfolio. Prior to joining Philips, Mr. Fadell was a hardware and software architect at General Magic.

Ronald B. Johnson, Senior Vice President, Retail (age 48), joined the Company in January 2000. Prior to joining the Company, Mr. Johnson spent 16 years with Target Stores, most recently as Senior Merchandising Executive.

Peter Oppenheimer, Senior Vice President and Chief Financial Officer (age 44), joined the Company in July 1996. Mr. Oppenheimer also served with the Company in the position of Vice President and Corporate Controller, and as Senior Director of Finance for the Americas. Prior to joining the Company, Mr. Oppenheimer was CFO of one of the four business units for Automatic Data Processing, Inc. (“ADP”). Prior to joining ADP, Mr. Oppenheimer spent six years in the Information Technology Consulting Practice with Coopers and Lybrand.

Donald J. Rosenberg, Senior Vice President, General Counsel and Secretary (age 55), joined the Company in December 2006. Prior to joining the Company Mr. Rosenberg spent 31 years with IBM, most recently as Senior Vice President and General Counsel. Prior to that he held a number of senior positions at IBM, including over ten years as Vice President and Assistant General Counsel for litigation.

Philip W. Schiller, Senior Vice President, Worldwide Product Marketing (age 46), rejoined the Company in 1997. Prior to rejoining the Company, Mr. Schiller was Vice President of Product Marketing at Macromedia, Inc. from December 1995 to March 1997, and was Director of Product Marketing at FirePower Systems, Inc. from 1993 to December 1995. Prior to that, Mr. Schiller spent six years at the Company in various marketing positions.

Bertrand Serlet, Ph.D., Senior Vice President, Software Engineering (age 46), joined the Company in February 1997 upon the Company’s acquisition of NeXT. At NeXT, Dr. Serlet held several engineering and managerial positions, including Director of Web Engineering. Prior to NeXT, from 1985 to 1989, Dr. Serlet worked as a research engineer at Xerox PARC.

Sina Tamaddon, Senior Vice President, Applications (age 49), joined the Company in September 1997. Mr. Tamaddon has also served with the Company in the position of Senior Vice President, Worldwide Service and Support, and Vice President and General Manager, Newton Group. Before joining the Company, Mr. Tamaddon held the position of Vice President, Europe with NeXT from September 1996 through March 1997. From August 1994 to August 1996, Mr. Tamaddon held the position of Vice President, Professional Services with NeXT.

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

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements were met during fiscal year 2006, except for the following: (i) one Form 4 was filed for Arthur D. Levinson on August 17, 2006 to report an automatic stock option grant under the Company’s 1997 Director Stock Option Plan made on August 14, 2006; and (ii) one Form 4 was filed for Anthony Fadell on September 1, 2006 with respect to the purchase and sale by Mr. Fadell’s trust of 300 and 25 shares, respectively, of the Company’s Common Stock in June 2006 and August 2006.

Item 11. Executive Compensation

Information Regarding Executive Compensation

The following table summarizes compensation information for the last three fiscal years for (i) Mr. Jobs, Chief Executive Officer, and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of the fiscal year (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Restricted Stock Award ($)(1)		Securities Underlying Options* (#)	All Other Compensation ($)
Steven P. Jobs	2006	1	—	—	(2)	—	—
Chief Executive Officer	2005	1	—	—		—	—
	2004	1	—	—		—	—
Timothy D. Cook	2006	696,880	525,000	21,603,000	(3)	—	13,200	(5)
Chief Operating Officer	2005	602,434	600,239	—		—	12,600	(5)
	2004	602,632	—	7,650,000	(4)	—	12,588	(5)
Peter Oppenheimer	2006	615,006	450,000	14,402,000	(3)	—	13,200	(5)
Senior Vice President and	2005	552,189	550,202	—		—	21,092	(5)
Chief Financial Officer	2004	450,739	—	6,375,000	(4)	—	3,808	(5)
Ronald B. Johnson	2006	592,476	450,000	14,402,000	(3)	—	—
Senior Vice President, Retail	2005	552,795	550,202	—		—	—
	2004	484,836	1,500,000	6,375,000	(4)	—	—
Philip W. Schiller	2006	494,942	375,000	10,801,500	(3)	—	5,769	(5)
Senior Vice President,	2005	402,244	400,239	—		—	5,539	(5)
Worldwide Product Marketing	2004	402,277	—	6,375,000	(4)	—	5,308	(5)

(1)          The following table reflects the aggregated restricted stock holdings for each of the Company’s Named Executive Officers as of the end of the 2006 fiscal year and the value of such restricted stock based on $76.98 per share, the closing price of the Company’s common stock on the NASDAQ Global Select Market on September 29, 2006 (the last day of trading for the 2006 fiscal year). The table has been adjusted to reflect the Company’s two-for-one stock split in February 2005.

Named Executive Officer	Number of Unvested Restricted Shares at September 30, 2006 (#)	Value of Unvested Restricted Shares at September 30, 2006 ($)
Steven P. Jobs	0	0
Timothy D. Cook (a)	600,000	46,188,000
Peter Oppenheimer (b)	450,000	34,641,000
Ronald B. Johnson (b)	450,000	34,641,000
Philip W. Schiller (c)	400,000	30,792,000

(a)          Includes 300,000 unvested restricted stock units that are part of a grant of 600,000 restricted stock units (split-adjusted) made on March 24, 2004. Fifty percent (50%) of such units vested in March 2006, and the remainder is scheduled to vest in March 2008. Also includes 300,000 unvested restricted stock units that were granted on December 14, 2005, and are scheduled to vest in their entirety in March 2010. The restricted stock units do not include the right to receive dividends prior to vesting.

(b)         Includes 250,000 unvested restricted stock units that are part of a grant of 500,000 restricted stock units (split-adjusted) made on March 24, 2004. Fifty percent (50%) of such units vested in March 2006, and the remainder is scheduled to vest in March 2008. Also includes 200,000 unvested restricted stock units that were granted on December 14, 2005, and are scheduled to vest in their entirety in March 2010. The restricted stock units do not include the right to receive dividends prior to vesting.

(c)          Includes 250,000 unvested restricted stock units that are part of a grant of 500,000 restricted stock units (split-adjusted) made on March 24, 2004. Fifty percent (50%) of such units vested in March 2006, and the remainder is scheduled to vest in March 2008. Also includes 150,000 unvested restricted stock units that were granted on December 14, 2005, and are scheduled to vest in their entirety in March 2010. The restricted stock units do not include the right to receive dividends prior to vesting.

(2)          In March 2003, Mr. Jobs voluntarily cancelled all of his outstanding options, excluding those granted to him in his capacity as a Director. In March 2003, the Board awarded Mr. Jobs 10 million (split-adjusted) restricted shares of the Company’s Common Stock, which vested in full in March 2006.

(3)          Market value of restricted stock units granted on December 14, 2005 (based on $72.01 per share, the closing price of the Company’s common stock on the NASDAQ Global Select Market on the day of grant). The restricted stock units vest in March 2010.

(4)          Market value of restricted stock units granted on March 24, 2004 (based on $12.75 per share, the split-adjusted closing price of the Company’s common stock on the NASDAQ Global Select Market on the day of grant). The restricted stock units granted on this date generally vest over four years with 50% of the total number of shares vesting on each of the second and fourth anniversaries of the grant date.

(5)          Consists of matching contributions made by the Company in accordance with the terms of the 401(k) plan.

Option Grants in Last Fiscal Year

There were no options granted to the Named Executive Officers during fiscal year 2006. Grants of restricted stock units to the Named Executive Officers are disclosed above in the Summary Compensation Table.

Options Exercised and Year-End Option Holdings

The following table provides information about stock option exercises by the Named Executive Officers during fiscal year 2006 and stock options held by each of them at fiscal year-end. The table has been adjusted to reflect the Company’s two-for-one stock split in February 2005.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)				Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
Name	(#)	($)	Exercisable		Unexercisable		Exercisable		Unexercisable
Steven P. Jobs	—	—	120,000	(2)	—		$8,547,600	(2)	—
Timothy D. Cook	—	—	—		—	(3)	—		—
Peter Oppenheimer	1,145,000	$55,851,613	—		—	(3)	—		—
Ronald B. Johnson	350,000	$15,653,210	1,900,000		—	(3)	$102,994,688		—
Philip W. Schiller	162,500	$9,454,728	—		—	(3)	—		—

(1)          Market value of securities underlying in-the-money options at the end of fiscal year 2006 (based on $76.98 per share, the closing price of Common Stock on the NASDAQ Global Select Market on September 29, 2006), minus the exercise price.

(2)          Consists of 120,000 options granted to Mr. Jobs in his capacity as a director pursuant to the 1997 Director Stock Option Plan. Since accepting the position of CEO, Mr. Jobs is no longer eligible to receive option grants under the Director Plan. In March 2003, Mr. Jobs voluntarily cancelled all of his outstanding options, excluding those granted to him in his capacity as a director.

(3)          Excludes 600,000 restricted stock units granted to Mr. Cook that are currently unvested, 450,000 restricted stock units granted to each of Messrs. Oppenheimer and Johnson that are currently unvested, and 400,000 restricted stock units granted to Mr. Schiller that are currently unvested.

Director Compensation

The form and amount of director compensation are determined by the Board after a review of recommendations made by the Nominating Committee. The current practice of the Board is to base a substantial portion of a director’s annual retainer on equity. In 1998, shareholders approved the 1997 Director Stock Option Plan (the “Director Plan”) and 1,600,000 shares were reserved for issuance thereunder. Pursuant to the Director Plan, the Company’s non-employee directors are granted an option to acquire 30,000 shares of Common Stock upon their initial election to the Board (“Initial Options”). The Initial Options vest and become exercisable in three equal annual installments on each of the first through third anniversaries of the grant date. On the fourth anniversary of a non-employee director’s initial election to the Board and on each subsequent anniversary thereafter, the director will be entitled to receive an option to acquire 10,000 shares of Common Stock (“Annual Options”). Annual Options are fully vested and immediately exercisable on their date of grant. As of the end of the fiscal year, there were options for 760,000 shares outstanding under the Director Plan. Since accepting the position of CEO, Mr. Jobs is no longer eligible for grants under the Director Plan. Non-employee directors also receive a $50,000 annual retainer paid in quarterly increments. In addition, directors receive up to two free computer systems per year and are eligible to purchase additional equipment at a discount. Directors do not receive any additional consideration for serving on committees or as committee chairperson.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Campbell, Drexler and Gore, none of whom are employees of the Company and all of whom are considered “independent” directors under the applicable NASDAQ rules. There were no interlocks or insider participation between any member of the Board or Compensation Committee and any member of the board of directors or compensation committee of another company.

Arrangements with Named Executive Officers

Change In Control Arrangements—Stock Options and Restricted Stock Units

In the event of a “change in control” of the Company, all outstanding options under the Company’s stock option plans, except the Director Plan, and all restricted stock units granted on or after January 1, 2005, will, unless otherwise determined by the plan administrator, become fully exercisable, and will be cashed out at an amount equal to the difference between the applicable “change in control price” and the exercise price. The Director Plan provides that upon a “change in control” of the Company, all outstanding options held by non-employee directors will automatically become fully exercisable and will be cashed out at an amount equal to the difference between the applicable “change in control price” and the exercise price of the options. A “change in control” under these plans is generally defined as (i) the acquisition by any person of 50% or more of the combined voting power of the Company’s outstanding securities, or (ii) the occurrence of a transaction requiring shareholder approval and involving the sale of all or substantially all of the assets of the Company or the merger of the Company with or into another corporation.

Agreements governing certain restricted stock units granted to the Named Executive Officers and other officers prior to January 1, 2005 generally provide that in the event there is a “change in control,” as defined in the Company’s stock option plans, and if in connection with or following such “change in control,” their employment is terminated without “Cause” or if they should resign for “Good Reason,” those options, restricted stock, and restricted stock units outstanding that are not yet vested as of the date of such “change in control” shall become fully vested. Further, these restricted stock unit agreements also provide that, in the event the Company terminates the Officer without cause at any time, the restricted stock and restricted stock units will vest in full. Generally, “Cause” is defined to include a felony conviction, willful disclosure of confidential information, or willful and continued failure to perform his or her employment duties. “Good Reason” includes resignation of employment as a result of a substantial diminution in position or duties, or an adverse change in title or reduction in annual base salary.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of November 30, 2006 (the “Table Date”) with respect to the beneficial ownership of the Company’s Common Stock by (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of Common Stock; (ii) each director; (iii) each Named Executive Officer listed in the Summary Compensation Table under the heading “Executive Compensation;” and (iv) all directors and executive officers as a group. On the Table Date, 859,202,448 shares of Common Stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. In addition, unless otherwise indicated, all persons named below can be reached at Apple Computer, Inc., 1 Infinite Loop, Cupertino, CA 95014.

Security Ownership of 5% Holders, Directors, Nominees and Executive Officers

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Common Stock Outstanding
Fidelity Investments	57,162,311	(2)	6.65%
AllianceBernstein LP	48,637,731	(3)	5.66%
Steven P. Jobs	5,546,451	(4)	*
William V. Campbell	221,004	(5)	*
Timothy D. Cook	12,597	(6)	*
Millard S. Drexler	220,000	(7)	*
Albert A. Gore, Jr.	60,000	(8)	*
Ronald B. Johnson	2,049,890	(9)	*
Arthur D. Levinson	362,400	(10)	*
Peter Oppenheimer	149,768	(11)	*
Philip W. Schiller	256	(12)	*
Eric E. Schmidt	12,284	(13)	*
Jerome B. York	80,000	(14)	*
All current executive officers and directors as a group (15 persons)	9,378,423	(15)	1.09%

(1)          Represents shares of Common Stock held and/or options held by such individuals that were exercisable at the Table Date or within 60 days thereafter. This does not include options or restricted stock units that vest after 60 days. The share numbers have been adjusted to reflect the Company’s two-for-one stock split in February 2005.

(2)          Based on a Form 13G/A filed February 14, 2005 by FMR Corp. FMR Corp. lists its address as 82 Devonshire Street, Boston, MA 02109, in such filing.

(3)          Based on a Form 13F filed January 25, 2006, by Barclays Global Investors. Barclays Global Investors lists its address as 45 Fremont Street, San Francisco, CA 94105.

(4)          Includes 120,000 shares of Common Stock that Mr. Jobs has the right to acquire by exercise of stock options.

(5)          Includes 220,000 shares of Common Stock that Mr. Campbell has the right to acquire by exercise of stock options.

(6)          Excludes 600,000 unvested restricted stock units.

(7)          Includes 40,000 shares of Common Stock that Mr. Drexler holds indirectly and 180,000 shares of Common Stock that Mr. Drexler has the right to acquire by exercise of stock options.

(8)          Consists of 60,000 shares of Common Stock that Mr. Gore has the right to acquire by exercise of stock options.

(9)          Includes 1,900,000 shares of Common Stock that Mr. Johnson has the right to acquire by exercise of stock options and excludes 450,000 unvested restricted stock units.

(10)   Includes 2,000 shares of Common Stock that Dr. Levinson holds indirectly and 100,000 shares of Common Stock that Dr. Levinson has the right to acquire by exercise of stock options.

(11)   Excludes 450,000 unvested restricted stock units.

(12)   Excludes 400,000 unvested restricted stock units.

(13)   Consists of 12,284 shares of Common Stock that Dr. Schmidt holds indirectly. Dr. Schmidt has declined to participate in the 1997 Director Stock Option Plan.

(14)   Includes 40,000 shares of Common Stock that Mr. York has the right to acquire by exercise of stock options.

(15)   Includes 3,063,371 shares of Common Stock that executive officers or directors have the right to acquire by exercise of stock options. Does not include 2.7 million unvested restricted stock units.

*                    Represents less than 1% of the issued and outstanding shares of Common Stock on the Table Date.

Equity Compensation Plan Information

The following table sets forth certain information, as of September 30, 2006, concerning shares of common stock authorized for issuance under all of the Company’s equity compensation plans. The table has been adjusted to reflect the Company’s two-for-one stock split in February 2005.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders	34,827,183	$30.03	57,290,691	(1)
Equity compensation plans not approved by shareholders	18,137,049	$10.19	—
Total equity compensation plans (2)	52,964,232	$23.24	57,290,691

(1)          This number includes 2,297,225 shares of common stock reserved for issuance under the Employee Stock Purchase Plan, 400,000 shares available for issuance under the 1997 Director Stock Option Plan, and 54,593,466 shares available for issuance under the 2003 Employee Stock Plan. The grant of 3,410,000 restricted stock units has been deducted from the number of shares available for future issuance. Shares of restricted stock and restricted stock units granted after April 2005 count against the shares available for grant as two shares for every share granted. This amount does not include shares under the 1990 Stock Option Plan that was terminated in 1997. No new options can be granted under the 1990 Stock Option Plan.

(2)          This table does not include 17,266 shares of Common Stock underlying options assumed in connection with a prior acquisition of a company that originally granted those options. These assumed options have a weighted average exercise price of $4.30 per share. No additional options may be granted under the assumed plan.

Item 13. Certain Relationships and Related Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Company business. The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Company business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $202,000 in expenses pursuant to the Reimbursement Agreement during 2006.

In 2006, the Company entered into an agreement with Pixar to sell certain of Pixar’s short films on the iTunes Store. Mr. Jobs was the CEO, Chairman, and a large shareholder of Pixar. On May 5, 2006, The Walt Disney Company (“Disney”) acquired Pixar, which resulted in Pixar becoming a wholly-owned subsidiary of Disney. Upon Disney’s acquisition of Pixar, Mr. Jobs’ shares of Pixar common stock were exchanged for Disney’s common stock and he was elected to the Disney Board of Directors. Royalty expense recognized by the Company under the arrangement with Pixar from September 25, 2005 through May 5, 2006 was less than $1 million.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees accrued or paid to the Company’s independent registered public accounting firm, KPMG LLP, during fiscal years 2006 and 2005.

Audit and Non-Audit Fees

	2006		2005
Audit Fees	$7,912,700	(1)	$6,948,800
Audit-Related Fees	28,000	(2)	46,700
Tax Fees	820,500	(3)	923,000
All Other Fees	—		—
Total	$8,761,200		$7,918,500

(1)          Audit fees relate to professional services rendered in connection with the audit of the Company’s annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company’s Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings. Fiscal year 2006 also includes fees incurred in connection with the Special Committee of the Company’s Board of Directors’ investigation into stock option practices, no such fees were incurred during 2005.

(2)          Audit-related fees primarily relate to professional services for the audits of employee benefit plans.

(3)          2006 tax fees include $728,600 for professional services rendered in connection with tax compliance and preparation relating to the Company’s expatriate program, tax audits and international tax compliance; and $91,900 for international tax consulting and planning services. The Company does not engage KPMG to perform personal tax services for its executive officers.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services Performed by the Independent Auditors

Prior to the enactment of the Sarbanes-Oxley Act of 2002 (the “Act”), the Company adopted an auditor independence policy that banned its auditors from performing non-financial consulting services, such as information technology consulting and internal audit services. This auditor independence policy also mandates that the audit and non-audit services and related budget be approved by the Audit Committee in advance, and that the Audit Committee be provided with quarterly reporting on actual spending. In accordance with this policy, all services to be performed by KPMG were pre-approved by the Audit Committee.

Subsequent to the enactment of the Act, the Audit Committee met with KPMG to further understand the provisions of that Act as it relates to auditor independence. KPMG previously rotated the lead audit partner in fiscal year 2005, rotated other partners in 2006, and will rotate additional partners as appropriate in compliance with the Act. The Audit Committee will continue to monitor the activities undertaken by KPMG to comply with the Act.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)          Documents filed as part of this report

(1)          All financial statements

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(2)          Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed/ Furnished Herewith
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through June 7, 2004.	10-Q	6/26/04
3.4	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05
4.8	Registration Rights Agreement, dated June 7, 1996 among the Company and Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.	S-3	8/28/96
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.3**	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1**	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2**	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97

10.A.5**	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.A.6**	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 21, 2005.	10-Q	3/26/05
10.A.8**	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97
10.A.43**	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.A.49**	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.A.50**	1997 Director Stock Option Plan.	10-Q	3/27/98
10.A.51**	2003 Employee Stock Plan, as amended through November 9, 2005.	10-K	9/24/05
10.A.52**	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02
10.A.53**	Option Cancellation and Restricted Stock Award Agreement dated as of March 19, 2003 by and between the Registrant and Steven P. Jobs.	10-Q	6/28/03
10.A.54**	Form of Restricted Stock Unit Award Agreement.	10-Q	3/27/04
10.A.54-1**	Alternative Form of Restricted Stock Unit Award Agreement.	10-K	9/24/05
10.A.55**	Apple Computer, Inc. Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05
10.A.56**	Form of Election to Satisfy Tax Withholding with Stock.	8-K	8/15/05
10.A.57**	Form of Option Agreements.	10-K	9/24/05
10.B.18*	Custom Sales Agreement effective October 21, 2002 between the Registrant and International Business Machines Corporation.	10-K	9/27/03
10.B.19*	Purchase Agreement effective August 10, 2005 between the Registrant and Freescale Semiconductor, Inc.	10-K	9/24/05
10.B.20	Consulting Agreement dated as of April 17, 2006 by and between the Registrant and J.R. Ruby Consulting Corp.	10-Q	7/1/06
14.1	Code of Ethics of the Company.	10-K	9/27/03
21***	Subsidiaries of Apple Computer, Inc.			✓
23.1***	Consent of Independent Registered Public Accounting Firm.			✓

24.1***	Power of Attorney (included on page 137 of this Annual Report on Form 10-K).	✓
31.1***	Rule13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.	✓
31.2***	Rule13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.	✓
32.1****	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.	✓

*                        Confidential Treatment requested as to certain portions of this exhibit.

**                 Indicates management contract or compensatory plan or arrangement.

***          Filed herewith.

**** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of December 2006.

APPLE COMPUTER, INC.
By:	/s/ PETER OPPENHEIMER
Peter Oppenheimer Senior Vice President and Chief Financial Officer

Power of Attorney

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ STEVEN P. JOBS	Chief Executive Officer and Director	December 29, 2006
STEVEN P. JOBS	(Principal Executive Officer)
/s/ PETER OPPENHEIMER	Senior Vice President and Chief Financial Officer (Principal Financial and	December 29, 2006
PETER OPPENHEIMER	Principal Accounting Officer)
/s/ WILLIAM V. CAMPBELL	Director	December 29, 2006
WILLIAM V. CAMPBELL
/s/ MILLARD S. DREXLER	Director	December 29, 2006
MILLARD S. DREXLER
/s/ ALBERT GORE, JR.	Director	December 29, 2006
ALBERT GORE, JR.
/s/ ARTHUR D. LEVINSON	Director	December 29, 2006
ARTHUR D. LEVINSON
/s/ ERIC E. SCHMIDT	Director	December 29, 2006
ERIC E. SCHMIDT
/s/ JEROME B. YORK	Director	December 29, 2006
JEROME B. YORK