Form 10-Q
period 2006-12-30
APPLE INC
filed 2007-02-02
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-10030

Apple Inc.

(Exact name of Registrant as specified in its charter)

California	942404110
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1 Infinite Loop
Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (408) 996-1010

Apple Computer, Inc.

(Former name or former address, if changed since last report.)

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

Yes  ☐   No  ☒

861,874,894 shares of common stock issued and outstanding as of January 24, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended
	December 30, 2006	December 31, 2005

Net sales	$7,115	$5,749
Cost of sales (1)	4,895	4,185
Gross margin	2,220	1,564

Operating expenses:
Research and development (1)	184	182
Selling, general, and administrative (1)	714	632
Total operating expenses	898	814

Operating income	1,322	750

Other income and expense	126	81

Income before provision for income taxes	1,448	831

Provision for income taxes	444	266

Net income	$1,004	$565

Earnings per common share:
Basic	$1.17	$0.68
Diluted	$1.14	$0.65

Shares used in computing earnings per share (in thousands):
Basic	857,691	830,781
Diluted	883,297	874,207

(1) Includes stock-based compensation expense, which was allocated as follows:
Cost of sales	$6	$5
Research and development	$16	$15
Selling, general, and administrative	$24	$24

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	December 30, 2006	September 30, 2006
ASSETS:

Current assets:
Cash and cash equivalents	$7,159	$6,392
Short-term investments	4,710	3,718
Accounts receivable, less allowances of $50 and $52, respectively	1,621	1,252
Inventories	303	270
Deferred tax assets	648	607
Other current assets	2,223	2,270
Total current assets	16,664	14,509
Property, plant and equipment, net	1,362	1,281
Goodwill	38	38
Acquired intangible assets, net	146	139
Other assets	1,251	1,238
Total assets	$19,461	$17,205

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,885	$3,390
Accrued expenses	3,452	3,081
Total current liabilities	7,337	6,471
Non-current liabilitiesand other non-current liabilities	896	750
Total liabilities	8,233	7,221

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 860,219,891 and 855,262,568 shares issued and outstanding, respectively	4,594	4,355
Retained earnings	6,611	5,607
Accumulated other comprehensive income	23	22
Total shareholders’ equity	11,228	9,984
Total liabilities and shareholders’ equity	$19,461	$17,205

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	December 30, 2006	December 31, 2005

Cash and cash equivalents, beginning of the period	$6,392	$3,491
Operating Activities:
Net income	1,004	565
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	74	52
Stock-based compensation expense	46	44
Provision for deferred income taxes	73	70
Loss on disposition of property, plant, and equipment	5	—
Changes in operating assets and liabilities:
Accounts receivable	(369)	(436)
Inventories	(33)	(79)
Other current assets	36	(757)
Other assets	28	(771)
Accounts payable	495	1,117
Other liabilities	454	478
Cash generated by operating activities	1,813	283

Investing Activities:
Purchases of short-term investments	(2,581)	(3,185)
Proceeds from maturities of short-term investments	934	3,396
Proceeds from sales of short-term investments	655	—
Purchases of property, plant, and equipment	(142)	(82)
Payment for acquisition of intangible assets	(115)	—
Other	15	(36)
Cash (used in) generated by investing activities	(1,234)	93

Financing Activities:
Proceeds from issuance of common stock	101	134
Excess tax benefits from stock-based compensation	87	149
Cash generated by financing activities	188	283
Increase in cash and cash equivalents	767	659
Cash and cash equivalents, end of the period	$7,159	$4,150

Supplemental cash flow disclosure:

Cash paid for income taxes, net	$114	$22

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Summary of Significant Accounting Policies

Apple Inc. (formerly Apple Computer, Inc.) and its wholly-owned subsidiaries (“Apple” or the “Company”) designs, manufactures, and markets personal computers and related software, services, peripherals, and networking solutions.  The Company also designs, develops, and markets a line of portable digital music players along with related accessories and services including the online sale of third-party audio and video products.  The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers.  In addition, the Company sells a variety of third-party Macintosh and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores.  The Company sells to education, consumer, creative professional, business, and government customers.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 30, 2006, included in its Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”).

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s first quarter of fiscal year 2007 contained 13 weeks and the first quarter of its fiscal year 2006 contained 14 weeks. The Company’s fiscal year 2007 will end on September 29, 2007 and include 52 weeks while fiscal year 2006 included 53 weeks. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, shares to be purchased under the employee stock purchase plan, unvested restricted stock and restricted stock units (“RSUs”) is reflected in diluted earnings per share by application of the treasury stock method.  Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from outstanding options, restricted stock, and RSUs.  Additionally, the exercise of employee stock options and the vesting of restricted stock and RSUs can result in a greater dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended
	12/30/06	12/31/05
Numerator (in millions):
Net income	$1,004	$565

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	857,691	830,781
Effect of dilutive securities	25,606	43,426

Denominator for diluted earnings per share	883,297	874,207

Basic earnings per share	$1.17	$0.68

Diluted earnings per share	$1.14	$0.65

Potentially dilutive securities representing approximately 13.9 million and 2.9 million shares of common stock for the quarter ended December 30, 2006 and December 31, 2005, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include stock options and RSUs.

Note 2 — Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of December 30, 2006, and September 30, 2006 (in millions):

	12/30/06	9/30/06

Cash	$334	$200

U.S. Treasury and Agency Securities	109	52
U.S. Corporate Securities	4,626	4,309
Foreign Securities	2,090	1,831
Total cash equivalents	6,825	6,192

U.S. Treasury and Agency Securities	1,050	447
U.S. Corporate Securities	3,259	2,701
Foreign Securities	401	570
Total short-term investments	4,710	3,718

Total cash, cash equivalents, and short-term investments	$11,869	$10,110

The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit, and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had net unrealized losses totaling $441,000 on its investment portfolio, primarily related to investments with stated maturities less than one year, as of December 30, 2006, and net unrealized losses totaling $687,000 on its investment portfolio, primarily related to investments with stated maturities less than one year, as of September 30, 2006.

As of December 30, 2006 and September 30, 2006, approximately $1.2 billion and $921 million, respectively, of the Company’s short-term investments had underlying maturities ranging from one to five years.  The remaining short-term investments had maturities less than 12 months.

The following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 30, 2006 and September 30, 2006, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	December 30, 2006
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$558	$—	$5	$—	$563	$—
U.S. Corporate Securities	1,142	(1)	98	—	1,240	(1)
Foreign Securities	310	—	15	—	325	—
Total	$2,010	$(1)	$118	$—	$2,128	$(1)

	September 30, 2006
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Agency Securities	$234	$—	$26	$—	$260	$—
U.S. Corporate Securities	943	—	102	(1)	1,045	(1)
Foreign Securities	164	—	34	—	198	—
Total	$1,341	$—	$162	$(1)	$1,503	$(1)

The unrealized losses on the Company’s investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities were caused primarily by changes in interest rates.  The Company typically invests in highly-rated securities with low probabilities of default.  The Company’s investment policy requires investments to be rated single-A or better. Therefore, the Company considers the declines to be temporary in nature.  As of December 30, 2006, the Company does not consider the investments to be other-than-temporarily impaired.

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

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. Generally, the Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, or limited availability of appropriate hedging instruments. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments.  The Company records all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of December 30, 2006, the Company had a net deferred loss associated with cash flow hedges of approximately $4 million net of taxes, all of which is expected to be reclassified to earnings by the end of the third quarter of 2007.  As of the end of the first quarter of 2007, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of 2006.

Note 3 — Condensed Consolidated Financial Statement Details (in millions)

Other Current Assets

	12/30/06	9/30/06
Vendor non-trade receivables	$1,492	$1,593
NAND flash memory prepayments	250	208
Other current assets	481	469

Total other current assets	$2,223	$2,270

Property, Plant, and Equipment

	12/30/06	9/30/06
Land and buildings	$674	$626
Machinery, equipment, and internal-use software	631	595
Office furniture and equipment	96	94
Leasehold improvements	799	760
	2,200	2,075
Accumulated depreciation and amortization	(838)	(794)

Net property, plant, and equipment	$1,362	$1,281

Other Assets

	12/30/06	9/30/06
Long-term NAND flash memory prepayments	$1,000	$1,042
Non-current deferred tax assets	48	—
Capitalized software development costs, net	18	21
Other assets	185	175

Total other assets	$1,251	$1,238

Accrued Expenses

	12/30/06	9/30/06
Deferred revenue - current	$924	$746
Other accrued tax liabilities	446	388
Deferred margin on component sales	358	324
Accrued warranty and related costs	288	284
Accrued marketing and distribution	251	298
Accrued compensation and employee benefits	178	221
Other current liabilities	1,007	820

Total accrued expenses	$3,452	$3,081

Non-Current Liabilities

	12/30/06	9/30/06
Deferred revenue - non-current	$376	$381
Deferred tax liabilities	504	355
Other non-current liabilities	16	14

Total non-current liabilities	$896	$750

Other Income and Expense

	Three Months Ended
	12/30/06	12/31/05
Interest income	$133	$88
Other expense, net	(7)	(7)

Other income and expense	$126	$81

Note 4 — Shareholders’ Equity

Preferred Stock

The Company has 5 million shares of authorized preferred stock, none of which is outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Restricted Stock Units

The Company’s Board of Directors has granted RSUs to members of the Company’s senior management team, excluding its CEO. These RSUs generally vest over four years either at the end of the four-year service period, in two equal installments on the second and fourth anniversaries of the date of grant, or in equal installments on each of the first through fourth anniversaries of the grant date.  Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The amounts of the RSUs expensed by the Company are based on the closing market price of the Company’s common stock on the date of grant and are amortized on a straight-line basis over the requisite service period. The RSUs have been reflected in the calculation of diluted earnings per share utilizing the treasury stock method.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three-month periods ended December 30, 2006 and December 31, 2005 (in millions):

	Three Months Ended
	12/30/06	12/31/05

Net income	$1,004	$565
Other comprehensive income:
Net change in unrealized derivative gains/losses	(7)	2
Change in foreign currency translation	8	(8)
Net change in unrealized investment gains/losses	—	1

Total comprehensive income	$1,005	$560

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three-month periods ended December 30, 2006 and December 31, 2005 (in millions):

	Three Months Ended
	12/30/06	12/31/05

Change in fair value of derivatives	$(3)	$5
Adjustment for net losses realized and included in net income	(4)	(3)
Change in unrealized gain/loss on derivative instruments	$(7)	$2

The following table summarizes the components of accumulated other comprehensive income, net of taxes (in millions):

	As of 12/30/06	As of 9/30/06

Unrealized (losses) gains on derivative investments	$(4)	$3
Cumulative foreign currency translation	27	19
Accumulated other comprehensive income	$23	$22

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, and stock purchase rights.

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

Rule 10b5-1 Trading Plans

Certain of the Company’s executive officers, including Mr. Timothy D. Cook, Mr. Peter Oppenheimer, Mr. Philip W. Schiller, and Dr. Bertrand Serlet, have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized for issuance is limited to a total of 1 million shares per offering period.  As of December 30, 2006, approximately 1.6 million shares were reserved for future issuance under the Purchase Plan.

Stock Award Activity

A summary of the Company’s stock award activity and related information for the three months ended December 30, 2006 is set forth in the following table (stock award amounts and aggregate intrinsic value are presented in thousands):

		Outstanding Options
				Weighted-Average
	Shares Available	Number of	Weighted-Average	Remaining Contractual Term	Aggregate
	for Grant	Shares	Exercise Price	(Years)	Intrinsic Value

Balance at September 30, 2006	54,994	52,982	$23.23
RSUs Granted	(2,540)	—	—
Options Granted	(10,742)	10,742	$89.29
Options Cancelled	442	(442)	$45.74
Options Exercised	—	(4,235)	$15.44
Balance at December 30, 2006	42,154	59,047	$35.64	4.98	$2,720,012

Exercisable at December 30, 2006		29,560	$15.74	4.15	$1,899,599

Expected to Vest after December 30, 2006		29,487	$57.02	5.81	$820,413

Beginning in April 2005, each RSU granted under the 2003 plan has reduced the number of shares available for grant under that plan by two shares.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable.  Total intrinsic value of options at time of exercise was $291 million and $473 million for the three months ended December 30, 2006 and December 31, 2005, respectively.

No stock-based compensation costs were capitalized as part of the cost of an asset as of December 30, 2006 or December 31, 2005.  The income tax benefit related to stock-based compensation expense was $14 million for the quarters ended December 30, 2006 and December 31, 2005.  As of December 30, 2006, $741 million of total unrecognized compensation cost related to stock options and RSUs is expected to be recognized over a weighted-average period of 3.40 years.

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), Share-Based Payment, prohibits recognition of a deferred tax asset for an excess tax benefit that has not been realized. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.  In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit, the foreign tax credit, and the domestic manufacturing deduction through the income statement.

As of December 30, 2006, the Company had 4.68 million RSUs outstanding with a total grant-date fair value of $245 million, which were excluded from the options outstanding balances in the preceding table.  The weighted-average grant date fair value of RSUs granted during the first three months of 2007 and 2006 was $86.67 and $72.01, respectively.  Aggregate intrinsic value of RSUs at December 30, 2006 was $397 million.  No RSUs vested during the three months ended December 30, 2006.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards.  The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates.  The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees.

The assumptions used for the three-month periods ended December 30, 2006 and December 31, 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended
	12/30/06	12/31/05

Expected life of stock options	3.46 years	3.60 years
Expected life of stock purchases	6 months	6 months
Interest rate - stock options	4.63%	4.19%
Interest rate - stock purchases	5.28%	3.30%
Volatility - stock options	37.80%	40.70%
Volatility - stock purchases	40.71%	48.40%
Dividend yields	—	—

Weighted-average fair value of options granted during the period	$29.84	$22.29
Weighted-average fair value of employee stock purchases during the period	$14.92	$10.08

Note 5 — Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are for terms of 5 to 15 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options.  As of September 30, 2006, the Company’s total future minimum lease payments under noncancelable operating leases were $1.2 billion, of which $887 million related to leases for retail space.  As of December 30, 2006, total future minimum lease payments related to leases for retail space increased to $906 million.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three-month periods ended December 30, 2006 and December 31, 2005 (in millions):

	Three Months Ended
	12/30/06	12/31/05

Beginning accrued warranty and related costs	$284	$188
Cost of warranty claims	(54)	(77)
Accruals for product warranties	58	136
Ending accrued warranty and related costs	$288	$247

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations.  Therefore, the Company did not record a liability for infringement costs as of either December 30, 2006 or September 30, 2006.

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

Long-Term Supply Agreements

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010.  As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006.  None of the prepayment had been utilized by the Company as of December 30, 2006.  These prepayments will be applied to certain inventory purchases made over the life of each respective agreement.

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

Note 6 - Segment Information and Geographic Data

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

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $36 million and $40 million during the first quarters of 2007 and 2006, respectively.

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

Management assesses the operating performance of the Retail segment differently than it assesses the operating performance of the Company’s geographic segments. The Retail segment revenue and operating income are intended to depict a measure comparable to that of the Company’s major channel partners in the U.S. operating retail stores so the Company can evaluate the Retail segment performance as if it were a channel partner. Therefore, the Company makes three significant adjustments to the Retail segment for management reporting purposes that are not included in the results of the Company’s other segments.

First, the Retail segment’s operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the U.S. operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company’s cost to support those partners. For the first quarter of 2007 and 2006, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $232 million and $199 million, respectively.

Second, the Company’s service and support contracts are transferred to the Retail segment at the same cost as that charged to the Company’s major retail channel partners in the U.S., resulting in a measure of revenue and gross margin for those items that is comparable between the Company’s retail stores and those retail channel partners.  The Retail segment recognizes the full amount of revenue and cost of sales of the Company’s service and support contracts at the time of sale. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales. For the first quarter of 2007, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $51 million and $34 million, respectively. For the first quarter of 2006, this resulted in the recognition of net sales and cost of sales by the Retail segment of $38 million and $25 million, respectively.

Third, the Company had opened a total of eight high-profile stores as of December 30, 2006. These high-profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings.  As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. Expenses allocated to corporate marketing resulting from the operations of these stores were $10 million and $8 million in the first quarters of 2007 and 2006, respectively.

Summary information by operating segment is as follows (in millions):

	Three Months Ended
	12/30/06	12/31/05
Americas:
Net sales	$3,498	$2,700
Operating income	$873	$436

Europe:
Net sales	$1,711	$1,242
Operating income	$384	$174

Japan:
Net sales	$285	$355
Operating income	$54	$53

Retail:
Net sales	$1,139	$1,072
Operating income	$89	$90

Other Segments (a):
Net sales	$482	$380
Operating income	$99	$66

(a)             Other Segments consist of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements is as follows (in millions):

	Three Months Ended
	12/30/06	12/31/05

Segment operating income	$1,499	$819
Retail manufacturing margin (a)	232	199
Stock-based compensation expense	(46)	(44)
Corporate expenses, net (b)	(363)	(224)
Total operating income	$1,322	$750

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

Note 7 — Related Party Transactions and Certain Other Transactions

In March 2002, the Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business.  The Reimbursement Agreement became effective for expenses incurred by Mr. Jobs for Apple business purposes since he took delivery of the plane in May 2001. The Company recognized a total of $204,000 in expenses pursuant to the Reimbursement Agreement during the first quarter of 2007. The Company did not recognize any expense pursuant to the Reimbursement Agreement during the first quarter of 2006. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties.  Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements.  Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A., “Risk Factors.”  The following discussion should be read in conjunction with the 2006 Form 10-K filed with the SEC (the “2006 Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Executive Overview

The Company designs, manufactures, and markets personal computers and related software, services, peripherals, and networking solutions.  The Company also designs, develops, and markets a line of portable digital music players along with related accessories and services including the online distribution of third-party music, audio books, music videos, short films, television shows, movies, and iPod games. The Company’s products and services include the Macintosh® line of desktop and portable computers, the iPod® line of portable digital music players, the Xserve® server and Xserve RAID storage products, a portfolio of consumer and professional software applications, the Mac OS® X operating system, the iTunes Store™, a portfolio of peripherals that support and enhance the Macintosh and iPod product families, and a variety of other service and support offerings.  The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers.  A further description of the Company’s products may be found below and in Part I, Item 1 of the Company’s 2006 Form 10-K.

In January 2007, the Company announced the iPhone™, which is expected to begin shipping in the U.S. in June 2007.  The iPhone combines the functionality of a mobile phone, iPod, and Internet communications device into a single product.  See further discussion below under the heading “Products” and Part II, Item 1A., “Risk Factors.”

The Company believes that for both professionals and consumers the personal computer has become the center of an evolving digital lifestyle by integrating and enhancing the utility of advanced digital devices such as the Company’s iPods, digital video and still cameras, televisions, CD and DVD players, mobile phones, and other consumer electronic devices, including the Company’s iPhone that is expected to begin shipping in June 2007. The attributes of the personal computer that enable this functionality include a high-quality user interface, easy access to relatively inexpensive data storage, the ability to run complex applications, and the ability to connect easily to a wide variety of other digital devices and to the Internet. The Company is the only participant in the personal computer industry that controls the design and development of the entire personal computer — from the hardware and operating system to sophisticated applications. This, along with its products’ innovative industrial designs, intuitive ease-of-use, built-in graphics, multimedia and networking capabilities, uniquely positions the Company to offer innovative integrated digital lifestyle solutions.

The Company’s business strategy leverages its ability, through the design and development of its own operating system, hardware, and many software applications and technologies, to bring to its customers around the world compelling new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design.

The Company participates in several highly competitive markets, including personal computers with its Macintosh line of computers, consumer electronics with its iPod product family of portable digital music players, and distribution of third-party digital content through its online iTunes Store. With the introduction of the iPhone, the Company will also begin competing with mobile communication device companies that have substantial experience and technological and financial resources.  While the Company is widely recognized as an innovator in the personal computer and consumer electronics markets as well as a leader in the emerging market for distribution of digital content, these are all highly competitive markets that are subject to aggressive pricing and increased competition. To remain competitive, the Company believes that increased investment in research and development (“R&D”) and marketing and advertising is necessary to maintain and extend its position in the markets where it competes.  The Company’s R&D spending is focused on delivering timely updates and enhancements to its existing line of personal computers, operating systems, software applications, and portable digital music players; developing new digital lifestyle consumer and professional software applications; and investing in new product areas such as the iPhone and wireless technologies.  The Company also believes investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels.  The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Macintosh computers, and demonstrate the compatibility of the Macintosh with the Windows platform and networks.  The Company further believes that providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers.  To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally.  The Company had 170 stores open as of January 31, 2007.

The Company also staffs selected third-party stores with the Company’s own employees to improve the buying experience through reseller channels.  The Company has deployed Apple employees and contractors in reseller locations around the world including the U.S., Europe, Japan, and Australia. The Company also sells to customers directly through its online stores around the world.

To improve access to the iPod product family, the Company has significantly expanded the number of distribution points where iPods are sold. iPods can be purchased in certain department stores, member-only warehouse stores, large retail chains, and specialty retail stores, as well as through the channels listed above.

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

The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers.The Company records an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible.  The Company also records an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of the Company’s distribution channels, and the aging of such receivables.If there is a deterioration of a major customer’s financial condition, if the Company becomes aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

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

Products

The Company offers a range of personal computing products including desktop and portable personal computers, related devices and peripherals, and various third-party hardware products.  In addition, the Company offers software products including Mac OS X, the Company’s proprietary operating system software for the Macintosh; server software and related solutions; professional application software; and consumer, education and business oriented application software. The Company also designs, develops and markets to Macintosh and Windows users its line of iPod digital music players along with related accessories and services including the online distribution of third-party content through the Company’s iTunes Store. A detailed discussion of the Company’s products may be found in the 2006 Form 10-K.  Certain newly introduced products and/or upgrades to existing products are discussed below:

iPhone™

In January 2007, the Company announced iPhone, a handheld device that combines in a single product a mobile phone, a widescreen iPod with touch controls, and an Internet communications device.  The iPhone user interface is based on the Multi-Touch™ display allowing users to control the device with their fingers.  iPhone lets users make a call by pointing at a name or number in their address book, a favorites list, or a call log as well as select and listen to voicemail messages in whatever order they want.  iPhone also allows users to play their iTunes content with the touch of a finger.  iPhone features desktop-class email, web browsing, searching, and maps.  iPhone is compatible with a Mac or PC and automatically syncs content from a user’s iTunes library, as well as contacts, bookmarks, and email accounts. iPhone is a quad-band GSM phone featuring EDGE and Wi-Fi wireless technologies for data networking, Bluetooth 2.0, a built-in 2 megapixel camera, a 3.5-inch touch screen with 480 by 320 resolution at 160 ppi, up to 5 hours of talk/video/browsing battery life, up to 16 hours of audio playback battery life, and up to 8GB of storage. The Company has announced that AT&T Mobility LLC (formerly Cingular Wireless LLC) will be the exclusive U.S. carrier for the iPhone, and that it expects to begin shipping the iPhone in the U.S. in June 2007.

Apple TV™

In January 2007, the Company announced Apple TV, a device that permits users to wirelessly play iTunes content, including movies, television shows, music, photos, and podcasts, on a widescreen television.  Compatible with a Mac or PC, Apple TV has a 40GB hard drive to store up to 50 hours of video, 9,000 songs, 25,000 photos, or a combination of each and is capable of displaying content in high definition resolution up to 720p. Apple TV connects to a broad range of widescreen televisions and home theater systems and comes standard with HDMI, component video, and both analog and digital optical audio ports. Using high-speed AirPort® 802.11 wireless networking, Apple TV can auto-sync content from one computer or stream content from up to five additional computers directly to a television.  The Company expects to begin shipping Apple TV in February 2007.

Net Sales

The first quarter of 2007 spanned 13 weeks while the first quarter of 2006 spanned 14 weeks.  An additional week is added to the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters.

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended
	12/30/06	12/31/05	Change

Net Sales by Operating Segment:
Americas net sales	$3,498	$2,700	30%
Europe net sales	1,711	1,242	38%
Japan net sales	285	355	(20)%
Retail net sales	1,139	1,072	6%
Other Segments net sales (a)	482	380	27%
Total net sales	$7,115	$5,749	24%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	625	515	21%
Europe Macintosh unit sales	491	387	27%
Japan Macintosh unit sales	70	81	(14)%
Retail Macintosh unit sales	308	193	60%
Other Segments Macintosh unit sales (a)	112	78	44%
Total Macintosh unit sales	1,606	1,254	28%

Net Sales by Product:
Desktops (b)	$955	$912	5%
Portables (c)	1,455	812	79%
Total Macintosh net sales	2,410	1,724	40%

iPod	3,427	2,906	18%
Other music related products and services (d)	634	491	29%
Peripherals and other hardware (e)	297	303	(2)%
Software, service, and other sales (f)	347	325	7%
Total net sales	$7,115	$5,749	24%

Unit Sales by Product:
Desktops (b)	637	667	(4)%
Portables (c)	969	587	65%
Total Macintosh unit sales	1,606	1,254	28%

Net sales per Macintosh unit sold (g)	$1,501	$1,375	9%

iPod unit sales	21,066	14,043	50%

Net sales per iPod unit sold (h)	$163	$207	(21)%

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

Net sales during the first quarter of 2007 increased 24% or $1.4 billion from the first quarter of 2006 even though the first quarter of 2007 spanned 13 weeks while the first quarter of 2006 spanned 14 weeks.  Several factors contributed to this increase including the following:

•                  Macintosh net sales increased $686 million or 40% during the first quarter of 2007 compared to the first quarter of 2006.  Macintosh unit sales increased by 352,000 units or 28% during the first quarter of 2007 compared to the first quarter of 2006. The increases in Macintosh net sales and unit sales were driven by higher sales of portable products in all of the Company’s operating segments.  During the first quarter of 2007, net sales and unit sales of the Company’s portable products on a year-over-year basis increased 79% and 65%, respectively.  During the first quarter of 2007 compared to the same period in 2006, the Company experienced a shift in mix of desktop sales from the eMac, which was discontinued in 2006, and the Mac mini to the iMac, particularly the 24-inch iMac model introduced in September 2006, which resulted in a year-over-year increase in desktop net sales of 5% despite a decrease in desktop unit sales of 4%.  The Company believes the decrease in desktop unit sales is largely attributable to a shift in sales to portable computers.  Overall, net sales per Macintosh unit sold increased 9% year-over-year mainly due to a shift in product mix to higher-priced portable products, a higher average selling price for desktop products, and a higher mix of direct Macintosh sales.

•                  Net sales of iPods rose $521 million or 18% during the first quarter of 2007 compared to the first quarter of 2006. Unit sales of iPods totaled 21 million in the first quarter of 2007, which represents an increase of 50% over the 14 million iPod units sold in the first quarter of 2006.  Strong sales of iPods during the first quarter of 2007 were driven by an update to the iPod product family announced in September 2006, channel development programs and expanded and well-supplied channel distribution.  Net sales per iPod unit sold decreased 21% primarily due to lower average selling prices across the iPod product family and a higher mix of indirect iPod sales.

•                  Net sales of other music related products and services increased $143 million or 29% during the first quarter of 2007 compared to the first quarter of 2006 primarily due to increased net sales from the iTunes Store.  The year-over-year increase in sales from the iTunes Store was the result of significant growth in the U.S. and Europe, growth of the iPod installed base, and expansion of audio and video content available for sale via the iTunes Store.

•                  Net sales of software, service, and other sales rose $22 million or 7% during the first quarter of 2007 compared to the first quarter of 2006.  This growth was primarily attributable to increased net sales in AppleCare Protection Plan (“APP”) extended service and support contracts, Apple-branded and third-party software, and Internet services.

Partially offsetting the favorable factors discussed above, the Company’s net sales during the first quarter of 2007 were negatively impacted by the following:

•                  Net sales of peripherals and other hardware decreased by 2% during the first quarter of 2007 compared to the first quarter of 2006 primarily due to a decrease in net sales of displays as a result of the continued trend toward portable Macintosh products as well as decreases in net sales of hardware accessories.  The decrease in net sales of hardware accessories was due in part to the inclusion of iSight video cameras and AirPort Extreme wireless networking in the standard configurations of certain additional Macintosh computers in the first quarter of 2007.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment.  The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operated Apple-owned retail stores in the U.S., Canada, Japan, and the U.K. during the first quarter of 2007. Each reportable geographic operating segment provides similar hardware and software products and similar services.  Further information regarding the Company’s operating segments may be found in Part I, Item 1 of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 6, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment during the first quarter of 2007 increased $798 million or 30% compared to the first quarter of 2006, while Americas Macintosh unit sales increased 21% year-over-year. The increase in net sales during the first quarter of 2007 was primarily attributable to the significant year-over-year increase in sales of portable systems, iPods, and sales from the iTunes Store, while net sales of desktop systems remained relatively flat as compared to the first quarter of 2006. The increase in net sales of iPods was driven primarily by an update to the iPod product family announced in September 2006, channel development programs and well-supplied channel distribution. During the first quarters of 2007 and 2006, the Americas segment represented 49% and 47%, respectively, of the Company’s total net sales.

Europe

Net sales in Europe increased $469 million or 38% during the first quarter of 2007 as compared to the same quarter in 2006.  Total Macintosh unit sales in Europe increased 27% on a year-over-year basis. Consistent with the Americas segment, these increases were mainly a result of strong growth in net sales of iPods, Macintosh portable systems, and other music related products and services. The increase in other music related products and services was primarily due to an increase in sales from the iTunes Store.

Japan

Japan’s net sales decreased $70 million or 20% during the first quarter of 2007 compared to the same quarter in 2006. Total Macintosh unit sales in Japan decreased 14% on a year-over-year basis.  The generally weak consumer market in Japan, particularly the weak market for PCs, is believed to be responsible for the year-over-year decrease in performance by this segment. The Company is continuing to evaluate ways to improve the future results in its Japan segment.

Retail

During the first quarter of 2007, the Company opened 5 new retail stores.  The Company had 170 retail stores open at the end of the first quarter of 2007 compared to 135 stores at the end of the first quarter of 2006. Retail revenue grew by 6% year-over-year due to strong demand for portable products partially offset by a decrease in net sales of iPods. Macintosh unit sales increased by 60% due to strong demand for the MacBook, MacBook Pro, and the higher-priced 24-inch iMac model. The decrease in net sales of iPods was due to lower iPod price points and expanded and well-supplied channel distribution.  Average quarterly revenue per store decreased to $6.7 million in the first quarter of 2007, which spanned 13 weeks, from $8.3 million in the first quarter of 2006, which spanned 14 weeks.

As measured by the Company’s operating segment reporting, the Retail segment reported a profit of $89 million during the first quarter of 2007 compared to a profit of $90 million during the first quarter of 2006.  The relatively flat profit was caused by higher expenses from the newly opened stores and continued investment in personnel costs to maintain service levels, which offset the increase in revenue.  The profit excludes approximately $232 million and $199 million of manufacturing profit earned by the Company on net sales from the Retail segment in the first quarter of 2007 and 2006, respectively. Manufacturing profit is the difference between the amount charged to the Retail segment for Apple-branded products and the standard cost recognized by the Company for such products.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $765 million through the end of the first quarter of 2007.

As of December 30, 2006, the Retail segment had approximately 6,612 full-time equivalent employees and had outstanding lease commitments associated with retail space of $906 million.

Gross Margin

Gross margin for the three months ended December 30, 2006 and December 31, 2005 was as follows (in millions, except gross margin percentages):

	Three Months Ended
	12/30/06	12/31/05

Net sales	$7,115	$5,749
Cost of sales	4,895	4,185
Gross margin	$2,220	$1,564
Gross margin percentage	31.2%	27.2%

Gross margin percentage for the first quarter of 2007 was 31.2% compared to 27.2% for the first quarter of 2006. The year-over-year increase in gross margin percentage during the first quarter of 2007 was primarily due to favorable costs of certain commodity components including LCD flat-panel displays and NAND flash memory, along with higher overall revenue resulting in more effective leverage on fixed production costs.

The Company anticipates that its gross margin and the gross margin of the overall personal computer and consumer electronics industries will be under pressure in the future due to competition. The Company expects its gross margin percentage to decrease in the second quarter of 2007 from the first quarter of 2007.  The decrease in gross margin percentage is expected mainly from reduced leverage on fixed production costs due to lower expected revenue, a shift in product mix to lower margin products including the updated iPod shuffle that only shipped for a portion of the first quarter of 2007, and an increase in iTunes Store sales partially due to iTunes gift card redemptions.

The foregoing statements regarding the Company’s expected gross margin, forecasted revenue, product mix shift, and iTunes Store sales and gift card redemptions for the second quarter of 2007 are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in Part II, Item 1A., “Risk Factors.” There can be no assurance that current gross margins will be maintained, targeted gross margin levels will be achieved, or current margins on existing individual products will be maintained.

Operating Expenses

Operating expenses for the three months ended December 30, 2006 and December 31, 2005 were as follows (in millions, except for percentages):

	Three Months Ended
	12/30/06	12/31/05

Research and development	$184	$182
Percentage of net sales	3%	3%
Selling, general, and administrative expenses	$714	$632
Percentage of net sales	10%	11%

Research and Development (R&D)

Expenditures for R&D increased 1% or $2 million to $184 million in the first quarter of 2007 compared to $182 million in the first quarter of 2006, primarily due to an increase in R&D headcount in the current year to support expanded R&D activities, partially offset by the expenses associated with the 14th week added to the first quarter of 2006.  The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy.  As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General, and Administrative Expense (SG&A)

SG&A increased 13% or $82 million to $714 million in the first quarter of 2007 compared to $632 million in the first quarter of 2006. This increase is primarily due to higher direct and indirect channel variable selling expenses resulting from the significant year-over-year increase in total net sales for the first quarter, the Company’s continued expansion of its Retail segment in both domestic and international markets, and a current year increase in spending on marketing and advertising, partially offset by the expenses associated with the 14th week added to the first quarter of 2006.

Other Income and Expense

Other income and expense for the three months ended December 30, 2006 and December 31, 2005 was as follows (in millions):

	Three Months Ended
	12/30/06	12/31/05

Interest income	$133	$88
Other expense, net	(7)	(7)

Total other income and expense	$126	$81

Interest income increased $45 million or 51% to $133 million during the first quarter of 2007 compared to $88 million in the first quarter of 2006. This increase is attributable primarily to higher cash and short-term investment balances and increased investment yields resulting from higher market interest rates. The weighted-average interest rate earned by the Company on its cash, cash equivalents and short-term investments increased to 5.25% in the first quarter of 2007 from 3.89% in the first quarter of 2006.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended December 30, 2006 was approximately 31% compared with approximately 32% for the quarter ended December 31, 2005.  The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.  The lower tax rate in the first three months of 2007 versus 2006 is primarily due to the Company recording a tax benefit as a result of legislation enacted on December 20, 2006, retroactively reinstating the research and development tax credit.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated.  SAB No. 108 is effective for fiscal years ending after November 15, 2006 and is required to be adopted by the Company in the fourth quarter of fiscal 2007.  Although the Company will continue to evaluate the application of SAB No. 108, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	12/30/06	9/30/06

Cash, cash equivalents, and short-term investments	$11,869	$10,110
Accounts receivable, net	$1,621	$1,252
Inventory	$303	$270
Working capital	$9,327	$8,038
Days sales in accounts receivable (“DSO”) (a)	21	24
Days of supply in inventory (b)	6	7
Days payables outstanding (“DPO”) (c)	72	89
Operating cash flow (quarterly)	$1,813	$1,055

(a)             DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)            Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)             DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of December 30, 2006, the Company had $11.9 billion in cash, cash equivalents, and short-term investments, an increase of $1.8 billion over the same balance at the end of September 30, 2006. The principal components of this net increase were cash generated by operating activities of $1.8 billion, proceeds from the issuance of common stock under stock plans of $101 million, and excess tax benefits from stock-based compensation of $87 million.  This increase in cash, cash equivalents, and short-term investments was partially offset by cash used to purchase property, plant, and equipment of $142 million and intangible assets of $115 million. The Company’s short-term investment portfolio is primarily invested in high credit quality, liquid investments.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, stock repurchase activity, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Expenditures

The Company’s total capital expenditures were $142 million during the first quarter of fiscal 2007, consisting of  $36 million for retail store facilities and $106 million for real estate acquisitions and corporate infrastructure including information systems enhancements.  The Company currently anticipates it will utilize approximately $675 million for capital expenditures during 2007, including approximately $360 million for expansion of the Company’s Retail segment.  The remainder of approximately $315 million is projected to be used for real estate acquisitions including the Company’s second corporate campus and to support normal replacement of existing capital assets and enhancements to general information technology infrastructure.

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

Lease Commitments

As of September 30, 2006, the Company had total outstanding commitments on noncancelable operating leases of approximately $1.2 billion, $887 million of which related to the lease of retail space and related facilities. The major facility leases are for terms of 5 to 15 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space increased to $906 million as of December 30, 2006.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of December 30, 2006, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $1.6 billion.

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010.  As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006.  None of the prepayment had been utilized by the Company as of December 30, 2006.  These prepayments will be applied to certain inventory purchases made over the life of each respective agreement.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of December 30, 2006, the Company estimated that gross expected future cash flows of approximately $21 million would be required to fulfill these obligations.

Other Obligations

Other obligations were approximately $35 million as of December 30, 2006, primarily related to Internet and telecommunications services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk profile has not changed significantly during the first three months of 2007.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with initial maturities of three months or less are classified as cash equivalents; highly liquid investments with initial maturities greater than three months are classified as short-term investments.  As of December 30, 2006, approximately $1.2 billion of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years.  The remainder all had underlying maturities of less than 12 months.  The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first quarter of 2007 or 2006 related to such sales.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 30, 2006 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the first quarter of 2007 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

Allen v. Apple Computer, Inc.

On January 28, 2005, a plaintiff filed a purported nationwide class action in Los Angeles Superior Court alleging that a defect in the Company’s 17-inch Studio Display monitors results in dimming of half of the screen and constant blinking of the power light. Plaintiff filed an amended complaint on October 24, 2005, adding additional named plaintiffs and expanding the alleged class to include purchasers of the 20-inch Apple Cinema Display and the 23-inch Apple Cinema HD Display.  The amended complaint alleges that the displays have a purported defect that causes dimming of one-half of the screen, and that the Company misrepresented the quality of the displays and/or concealed the purported defect.  Plaintiffs assert claims under California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), and the Consumer Legal Remedies Act.  The amended complaint seeks remedies including damages and equitable relief.  On November 14, 2005, the Company filed an answer to the amended complaint as to the allegations regarding the 17-inch display and a demurrer/motion to strike as to the allegations regarding the 20-inch and 23-inch displays on the ground that plaintiffs failed to allege that they purchased those displays.  At a status conference on November 1, 2005, the Court ordered plaintiffs to amend their complaint.   Plaintiff filed an amended complaint on December 12, 2005, and the Company answered on January 5, 2006 denying all allegations and asserting numerous affirmative defenses. The Company has reached a settlement in this matter, which was given preliminary approval by the Court on September 18, 2006.  The final approval hearing is scheduled for February 15, 2007.  Settlement of this matter will not have a material effect on the Company’s financial position or results of operations.

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

Bader v. Anderson, et al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its then current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions, and violations of California Business & Professions Code §17200 (unfair competition). Plaintiff alleges that the Company’s March 14, 2005, proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brings suit on the Company’s behalf, has made no demand on the Board of Directors and alleges that such demand is excused. Plaintiff seeks injunctive and other relief for purported injury to the Company. On July 27, 2005, plaintiff filed an amended complaint alleging that, in addition to the purported derivative claims, adoption of the bonus plan and distribution of the proxy statement describing that plan also inflicted injury on her directly as an individual shareholder. On January 10, 2006, the Court sustained defendants’ demurrer to the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on February 7, 2006, and the Company filed a demurrer. After a hearing on June 13, 2006, the Court sustained the demurrer without leave to amend as to the non-director officers and with leave to amend as to the directors.  On July 24, 2006, plaintiff filed a third amended complaint, which purports to bring claims derivatively as well as directly on behalf of a class of common stockholders who have been or will be harmed by virtue of the allegedly misleading proxy statement.  In addition to reasserting prior causes of action, the third amended complaint includes a claim that the Company violated the terms of the plan, and a claim for waste related to restricted stock unit grants to certain officers in 2003 and 2004 and an option grant to the Company’s CEO in January 2000.  The Company filed a demurrer to the third amended complaint.  On January 30, 2007, the Court sustained the Company’s demurrer with leave to amend.

Baghdasarian, et al. v. Apple Computer, Inc.

Plaintiffs filed this action in Los Angeles County Superior Court on October 31, 2005, on behalf of a purported nationwide class of all purchasers of all Apple wireless products (router, modem, or adaptor) sold at any time. The complaint alleges that the Company misrepresented the transmission rates of these products.  The complaint alleges causes of action for breach of express warranty and for violations of the Consumer Legal Remedies Act, California Business & Professions Code §17200 (unfair competition), and California Business & Professions Code §17500 (false advertising).  The complaint seeks damages and equitable remedies.  On December 15, 2005, the Company filed an answer denying all allegations and asserting numerous affirmative defenses.  The parties have reached a settlement and have filed a request for dismissal.  The settlement will not have a material effect on the Company’s financial position or results of operations.

Birdsong v. Apple Computer, Inc.

This action alleges that the Company’s iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users.  The Birdsong action was initially filed on January 30, 2006 in the United States District Court for the Western District of Louisiana asserting Louisiana causes of action on behalf of a purported Louisiana class of iPod purchasers.  A similar action (Patterson v. Apple Computer, Inc.) was filed on January 31, 2006 in the United States District Court for the Northern District of California asserting California causes of action on behalf of a purported class of all iPod purchasers within the four-year period before January 31, 2006.   The Birdsong action was transferred to the Northern District of California, and the Patterson action was dismissed.  An amended complaint was subsequently filed in Birdsong, dropping the Louisiana law-based claims and adding California law-based claims equivalent to those in Patterson.  After the Company filed a motion to dismiss on November 3, 2006, plaintiffs agreed not to oppose the motion and filed a second amended complaint on January 16, 2007.  That complaint alleges California law-based claims for breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act and negligent misrepresentation on behalf of a putative nationwide class and a Louisiana law-based claim for redhibition for a Louisiana sub-class.  The Company has until March 1, 2007 to respond to the amended complaint.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act (“CLRA”) regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties.  Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract and violation of the Song-Beverly Consumer Warranty Act.  Plaintiffs requested unspecified damages and other relief.  On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. On May 2, 2005, plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §16700 et seq.) and a claim for false advertising. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted plaintiffs leave to amend and they filed an amended complaint on December 29, 2005.  Plaintiffs’ amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple retail stores.   Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the CLRA, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act, and alleged new causes of action for fraud, conversion, and breach of the implied covenant of good faith and fair dealing.  The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action.  Plaintiffs filed an amended complaint adding one new plaintiff. The Company filed a demurrer, which was granted in part on September 9, 2006.  Plaintiffs filed a further amended complaint on September 21, 2006.   On October 2, 2006, the Company filed an answer denying all allegations and asserting numerous affirmative defenses.  The case is in discovery.

Charoensak v. Apple Computer, Inc. (formerly Slattery v. Apple Computer, Inc.)

The original plaintiff (Slattery) filed this purported class action on January 3, 2005 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power.  Plaintiff’s complaint alleged violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition), common law unjust enrichment and common law monopolization. Plaintiff sought unspecified damages and other relief.  The Company filed a motion to dismiss on February 10, 2005.  On September 9, 2005, the Court denied the motion in part and granted it in part. Plaintiff filed an amended complaint on September 23, 2005 and the Company filed an answer on October 18, 2005.  On May 8, 2006, the Court heard plaintiff’s motion for leave to file a second amended complaint to substitute two new plaintiffs for Slattery.  In August 2006, the court dismissed Slattery without prejudice and allowed plaintiffs to file an amended complaint naming two new plaintiffs (Charoensak and Rosen). On November 2, 2006, the Company filed an answer to the amended complaint denying all material allegations and asserting numerous affirmative defenses. The hearing on class certification is set for April 16, 2007.  The Court scheduled a hearing on March 5, 2007 to determine whether to consolidate this case with Tucker v. Apple Computer, Inc.

Cisco Systems, Inc. et al v. Apple Inc.

Plaintiffs Cisco Systems, Inc., Cisco Technology, Inc. and Cisco-Linksys LLC filed this action on January 10, 2007 in the United States District Court for the Northern District of California alleging that the Company is infringing Cisco’s “iPhone” trademark.  The complaint includes causes of action for trademark infringement under the Lanham Act, unfair competition and other related claims.  Plaintiffs seek an injunction, damages, and other relief.  The Company’s response is not yet due.

Cisco Technology, Inc. v. Apple Inc.

Plaintiff Cisco Technology, Inc. filed a claim in the High Court of Justice, Chancery Division, in London on January 12, 2007 alleging that the Company is infringing Cisco’s “iPhone” trademark.  Cisco seeks an injunction, unspecified damages, and other relief.  The Company’s response to the complaint is due on February 21, 2007.

European Commission Investigation

The European Commission has notified the Company it is investigating certain matters relating to the iTunes Store in the European Union (“EU”).  The European Commission is investigating claims made by Which?, a United Kingdom (“U.K.”) consumer association, that the Company is violating EU competition law by charging more for online music in the U.K. than in Eurozone countries and preventing U.K. consumers from purchasing online music from the iTunes Store for Eurozone countries.  The Which? claims were originally lodged with the U.K. Office of Fair Trading, which subsequently referred them to the European Commission.  The European Commission is investigating the charges under Articles 81 and 82 of the European Commission Treaty.

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

Gordon v. Apple Computer, Inc.

Plaintiff filed this purported class action on August 31, 2006 in the United States District Court for the Northern District of California, San Jose Division, on behalf of a purported nationwide class of consumers who purchased 65W Power Adapters for iBooks and Powerbooks between November 2002 and the present. The complaint alleges various problems with the 65W Adapter, including fraying, sparking, and premature failure.  Plaintiffs allege violations of California Business & Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act, the Song-Beverly Consumer Warranty Act and breach of warranties.  The complaint seeks damages and equitable relief.  The Company filed an answer on October 20, 2006 denying the material allegations and asserting numerous affirmative defenses.  Mediation is set for March 13, 2007.

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

In re Apple Computer, Inc. Derivative Litigation (formerly Karant v. Jobs, et al. and Related Actions) (Federal Action)

On June 30, 2006, a putative derivative action captioned Karant v. Jobs, et. al., was filed in the United States District Court for the Northern District of California, San Jose Division. A number of related actions were filed in the subsequent weeks and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, Master File No. C-06-04128-JF before the Hon. Jeremy Fogel.  A Consolidated Shareholder Derivative Complaint was filed on December 18, 2006. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants, insider trading, and issuing false financial statements. The Company is named as a nominal defendant. The consolidated complaint alleges various causes of action under federal and California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, gross mismanagement, rescission, constructive fraud and waste of corporate assets, as well as claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek damages, disgorgement, restitution and imposition of a constructive trust. The actions were filed after the Company’s announcement on June 29, 2006 that an internal investigation had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, that a special committee of the Company’s outside directors had retained independent counsel to perform an investigation and that the Company had informed the Securities and Exchange Commission. The Company’s response to the Consolidated Complaint is not yet due and plaintiffs have indicated that they will seek to file an amended complaint.

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

On November 3, 2006, the Boston Retirement Board, a purported shareholder, filed a petition for writ of mandate against the Company in California Superior Court for the County of Santa Clara County  (Boston Retirement Board v. Apple Computer Inc.).  The petition seeks to compel the Company to allow inspection of certain corporate records relating to the Company’s option practices and the Special Committee’s investigation. On January 16, 2007, the Company  filed a demurrer to the petition.

Intertainer, Inc. v. Apple Computer, Inc., et al.

Plaintiff Intertainer, Inc. filed this action on December 29, 2006 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent number 6,925,469 entitled “Digital Entertainment Service Platform.”  The complaint seeks unspecified damages and other relief.  The Company’s response to the complaint is not yet due.

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

Two similar complaints relative to iPod battery life, Wolfe v. Apple and Hirst v. Apple, were filed in Toronto, Ontario, Canada on August 15, 2005 and September 12, 2005, respectively. Counsel subsequently amended the complaint, now called Waddell vs. Apple.  The Waddell lawsuit is brought on behalf of all Canadian purchasers other than Quebec purchasers. On January 17, 2006, the Company filed its statement of defence to the Waddell complaint.  In addition, a similar complaint regarding iPod battery life, Hamilton v. Apple Computer, Inc. and Apple Canada, Inc. was filed in Calgary, Alberta, Canada on October 5, 2005, purportedly on behalf of all purchasers of iPods in Alberta, Canada. The complaint was served on September 27, 2006.

Macadam v. Apple Computer, Inc; Santos v. Apple Computer, Inc.  (Santa Clara County Superior Court)

Plaintiff filed this action in late 2002 asserting various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. Plaintiff requests unspecified damages and other relief.  The Company filed an answer on December 3, 2004 denying all allegations and asserting numerous defenses.

On October 1, 2003, Macadam was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied. The Court denied Macadam’s motion for a preliminary injunction on December 19, 2003.  On December 6, 2004, Macadam filed for Chapter 11 bankruptcy in the Northern District of California, which placed a stay on the litigation as to Macadam.  The Company filed a claim in the bankruptcy proceedings on February 16, 2005.  The Macadam bankruptcy case was converted to Chapter 7 (liquidation) on April 29, 2005. The Company has reached a settlement of Macadam’s claims against the Company with the Chapter 7 Bankruptcy Trustee. The Bankruptcy Court approved the settlement on July 17, 2006 over the objection of Tom Santos, MacAdam’s principal.  Santos has appealed the ruling approving the settlement.

On December 19, 2005, Tom Santos, who was an original plaintiff in the Macadam case, filed a Fifth Amended Complaint on his own behalf (not on behalf of Macadam) alleging fraud, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising) and the Consumer Legal Remedies Act. The Company filed a demurrer to Santos’ amended complaint and a special motion to strike the defamation cause of action on January 20, 2006.  The Court sustained the demurrer  in part but denied the special motion to strike. Santos filed a Sixth Amended Complaint on July 14, 2006.  The Company filed a demurrer, which was granted on September 9, 2006. Santos filed a Seventh Amended Complaint in late September 2006.  The Company filed a motion to strike, which was granted in part and denied in part on December 15, 2006.  The Company awaits an amended complaint. The Company also filed a cross complaint against Santos on January 20, 2006 alleging violations of California Business & Professions Code §17200 and California Penal Code §502, fraud and deceit and breach of contract.

Macsolutions, Inc. v. Apple Computer, Inc.

Plaintiff Macsolutions, Inc., a former Apple authorized reseller, filed this lawsuit against the Company on January 20, 2006 alleging breach of contract, fraud, misappropriation of trade secrets, intentional interference with economic advantage, violation of the Cartwright Act, violation of California Business & Professions Code §17200 (unfair competition) and fraudulent concealment.  The factual allegations in this complaint are similar to those in the Macadam case and the Branning class action. Principally, plaintiffs allege that the Company treated Macsolutions unfairly compared to other resellers, competed unfairly in opening the Apple retail stores and sold used goods as new.  Macsolutions filed an amended complaint on June 5, 2006, adding Tech Data Corporation as a defendant.  The Company filed an answer on July 5, 2006 generally denying all allegations and asserting numerous affirmative defenses.  The case is in discovery.  The case is set for trial on June 18, 2007.

PhatRat Technology LLC v. Apple Computer, Inc.

Plaintiff PhatRat Technology LLC filed this action on October 24, 2006 in the United States District Court for the District of Colorado alleging infringement of U.S. Patent number 6,499,000 entitled “System and Method for Determining Loft Time, Speed, Height and Distance,” U.S. Patent number 6,885,971 entitled “Methods and Systems for Assessing Athletics Performance,” U.S. Patent number 6,963,818 entitled “Mobile Speedometer Systems and Associated Methods,” and U.S. Patent number 7,092,846 entitled “Systems and Methods for Determining Performance Data,” as well as allowed U.S. Patent Application number 11/358,508 entitled “Shoes Employing Monitoring Devices, and Associated Methods.”  Plaintiff asserts that the Nike+iPod products infringe these patents and the allowed patent application.  The Company filed an answer on January 22, 2007 denying all material allegations and asserting numerous affirmative defenses.  The Company also asserted counterclaims for declaratory judgment of noninfringement and invalidity.

Premier International Associates LLC v. Apple Computer, Inc.

Plaintiff Premier International Associates LLC filed this action on November 3, 2005 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent Nos. 6,243,725 and 6,763,345 both entitled “List Building System.”  The complaint seeks unspecified damages and other relief.   The Company filed an answer on January 13, 2006 denying all material allegations and asserting numerous affirmative defenses.  The Company also asserted counterclaims for a declaratory judgment of noninfringement and invalidity.  A Markman hearing is set for May 17, 2007 and trial is scheduled for December 3, 2007.

Quantum Technology Management, Ltd. v. Apple Computer, Inc.

Plaintiff filed this action on December 21, 2005 in the United States District Court for the District of Maryland against the Company and Fingerworks, Ltd., alleging infringement of U.S. Patent number 5,730,165 entitled “Time Domain Capacitive Field Detector.”  The complaint seeks unspecified damages and other relief. On May 11, 2006, Quantum filed an amended complaint adding Cypress Semiconductor/MicroSystems, Inc. as a defendant. On July 31, 2006, the Company filed an answer denying all material allegations and asserting numerous affirmative defenses and also filed counterclaims for non-infringement and invalidity.  On November 30, 2006 plaintiff filed a reply to the Company’s counterclaims and a More Definite Statement.  A Markman hearing is set for May 16, 2007.

Saito Shigeru Kenchiku Kenkyusho (Shigeru Saito Architecture Institute) v. iPod

Plaintiff Saito filed a petition in the Japan Customs Office in Tokyo on January 23, 2007 alleging infringement by the Company of Japanese Patent No. 3852854, entitled “Touch Operation Input Device and Electronic Parts Thereof.”  The petition seeks an order barring the importation into Japan of fifth generation iPods and second generation iPod nanos.  The Company’s responsive pleading is due February 6, 2007.

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, seeking authorization to institute a class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004 but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy.  A class certification hearing took place January 13, 2006.  On February 24, 2006, the Court granted class certification and notice was published during the last week of March 2006.  Discovery is closed and the case is prepared for trial which  the Company anticipates will take place in 2007.

Tse v. Apple Computer, Inc. et al.

Plaintiff Ho Keung Tse filed this action against the Company and other defendants on August 5, 2005 in the United States District Court for the District of Maryland alleging infringement of U.S. Patent number 6,665,797 entitled “Protection of Software Again [sic] Against Unauthorized Use.” The complaint seeks unspecified damages and other relief. The Company filed an answer on October 31, 2005 denying all material allegations and asserting numerous affirmative defenses. On October 28, 2005, the Company and the other defendants filed a motion to transfer the case to the Northern District of California, which was granted on August 31, 2006.  A Markman hearing has been scheduled for September 6, 2007.

Tucker v. Apple Computer, Inc.

Plaintiff filed this purported class action on July 21, 2006 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power.  The complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition) and the California Consumer Legal Remedies Act.  Plaintiff seeks unspecified damages and other relief. On November 3, 2006, the Company filed a motion to dismiss the complaint.  On December 20, 2006, the Court denied the motion to dismiss.  On January 11, 2007, Apple filed an answer denying all material allegations and asserting numerous defenses.  The Court scheduled a hearing on March 5, 2007 to determine whether to consolidate this case with Charoensak v. Apple Computer, Inc.

Union Fédérale des Consummateurs - Que Choisir v. Apple Computer France S.à.r.l. and iTunes S.à.r.l.

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

Vitt v. Apple Computer, Inc.

Plaintiff filed this purported class action on November 7, 2006 in the United States District Court for the Central District of California on behalf of a purported nationwide class of all purchasers of the iBook G4 alleging that the computer’s logic board fails at an abnormally high rate.  The complaint alleges violations of California Business & Professions Code §17200 (unfair competition) and California Business & Professions Code §17500 (false advertising).  Plaintiff seeks unspecified damages and other relief.  The Company filed a motion to dismiss on January 19, 2007.

Vogel v. Jobs et al.

Plaintiff filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements.  The lawsuit purports to be brought on behalf of all purchasers of the Company’s stock from December 1, 2005 through August 11, 2006, and asserts claims under Sections 10(b) and 14(a) of the Securities Exchange Act as well as control person claims.  On January 19, 2007, the

Court appointed the New York City Employees’ Retirement System as lead plaintiff.  Defendants’ responses to the complaint are not yet due.

Wimmer v. Apple Computer, Inc. (originally filed as Tomczak v. Apple Computer, Inc. on October 19, 2005 in the United States District Court for the Northern District of California, San Jose Division; amended complaint filed October 26, 2005); Moschella, et al., v. Apple Computer, Inc. (filed October 26, 2005 United States District Court for the Northern District of California, San Jose Division); Calado, et al. v. Apple Computer, Inc. (filed October 26, 2005, Los Angeles County Superior Court); Kahan, et al., v. Apple Computer, Inc. (filed October 31, 2005, United States District Court for the Southern District of New York); Jennings, et al., v. Apple Computer, Inc. (filed November 4, 2005, United States District Court for the Northern District of California, San Jose Division); Rappel v. Apple Computer, Inc. (filed on November 23, 2005, United States District Court for the District of New Jersey); Mayo v. Apple Computer, Inc. (filed on December 7, 2005, United States District Court for the Middle District of Louisiana); Valencia v. Apple Computer, Inc. (filed on December 22, 2005, United States District Court for the Northern District of California); Williamson v. Apple Computer, Inc. (filed on December 29, 2005, United States District Court for the Middle District of Louisiana);  Sioson v. Apple Computer, Inc. (filed on February 9, 2006, San Mateo County Superior Court; First Amended Complaint filed March 16, 2006)

These federal and state court complaints allege that the Company’s iPod nano was defectively designed so that it scratches excessively during normal use, rendering the screen unreadable.  The federal actions were coordinated in the United States District Court for the Northern District of California and assigned to the Hon. Ronald Whyte pursuant to an April 17, 2006 order of the Judicial Panel on Multidistrict Litigation.  Plaintiffs filed a First Consolidated and Amended Master Complaint on September 21, 2006, alleging violations of California and other states’ consumer protection and warranty laws and claiming unjust enrichment.  The Master Complaint alleges two putative plaintiff classes: (1) all U.S. residents (excluding California residents) who purchased an iPod nano that was not manufactured or designed using processes necessary to ensure normal resistance to scratching of the screen; and (2) all iPod nano purchasers other than U.S. residents who purchased an iPod nano that was not manufactured or designed using processes necessary to ensure normal resistance to scratching of the screen.  Pursuant to stipulation, the Wimmer, Valencia, and Rappel federal complaints were dismissed without prejudice and the Mayo and Williamson complaints were administratively closed without prejudice.  The Company answered the Master Complaint on November 20, 2006.

The two California state actions were coordinated on May 4, 2006, and assigned to the Hon. Carl West in Los Angeles Superior Court.  Plaintiffs filed a Consolidated Amended Class Action Complaint on June 8, 2006, alleging violations of California state consumer protection, unfair competition, false advertising and warranty laws and claiming unjust enrichment.  The Consolidated Complaint alleges a putative plaintiff class of all California residents who own an iPod nano containing a manufacturing defect that results in the nano being susceptible to excessive scratching.  The Company answered the Consolidated Amended Complaint on October 6, 2006.

Two similar complaints, Carpentier v. Apple Canada, Inc., and Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc. were filed in Montreal, Quebec, Canada on October 27, 2005 and November 9, 2005, respectively, seeking authorization to institute class actions on behalf of iPod nano purchasers in Quebec. The Royer-Brennan file was stayed in May 2006 in favor of the Carpentier file. A similar complaint, Mund v. Apple Canada Inc. and Apple Computer, Inc., was filed in Ontario, Canada on January 9, 2006 seeking authorization to institute a class action on behalf of iPod nano purchasers in Canada.  Apple Canada Inc. and Apple Computer, Inc. have served Notices of Intent to Defend.

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

On June 29, 2006, the Company announced that an internal review had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, including a grant to its Chief Executive Officer

(“CEO”), Steve Jobs.  The Company also announced that a Special Committee of outside directors (“Special Committee”) had been formed and had hired independent counsel to conduct a full investigation of the Company’s past stock option granting practices.  As a result of the internal review and independent investigation, management concluded, and the Audit and Finance Committee agreed, that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, the Company recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and the Company restated certain previously filed financial statements included in the 2006 Form 10-K.

The internal review, the independent investigation, and related activities have required the Company to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from the Company’s business, and could in the future harm its business, financial condition, results of operations and cash flows.

While the Company believes it has made appropriate judgments in determining the correct measurement dates for its stock option grants, the SEC may disagree with the manner in which the Company has accounted for and reported, or not reported, the financial impact. Accordingly, there is a risk the Company may have to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.  Additionally, if the SEC disagrees with the manner in which the Company has accounted for and reported, or not reported, the financial impact of past stock option grants, there could be delays in filing subsequent SEC reports that could subject the Company’s common stock to potential delisting from the NASDAQ Global Select Market.

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

The Company is subject to various legal proceedings and claims that are discussed in Part II, Item 1 of this Form 10-Q. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. Results of legal proceedings cannot be predicted with certainty.  In addition, litigation may be disruptive to the Company’s normal business operations.  Should the Company fail to prevail in certain legal matters, or should several of these legal matters be resolved against the Company in the same reporting period, the Company’s financial condition, liquidity, or results of operations could be adversely affected.

Economic conditions and political events could adversely affect the demand for the Company’s products and thefinancial health of its suppliers, distributors, and resellers.

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

The market for personal computers and related peripherals and services, digital music devices and related services, and mobile phones, is highly competitive. If the Company is unable to effectively compete in these markets, its results of operations could be adversely affected.

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

With the public demonstration of the iPhone in January 2007, the Company has announced its plan to compete with mobile communication device companies.  This is a highly competitive market, and the Company may not be able to compete successfully.  This market has aggressive pricing practices, frequent product introductions, evolving technologies, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, and a large number of competitors with substantial experience and technological and financial resources. The Company’s operating results and financial condition may be adversely affected should it be unable to effectively compete in this market.

The Company also faces significant competition in the U.S. education market. U.S. elementary and secondary schools, as well as college and university customers, remain a core market for the Company. In an effort to gain market share and remain competitive, the Company will continue to pursue one-to-one (“1:1”) learning solutions in education.  1:1 learning solutions typically consist of a portable computer for every student and teacher along with the installation of a wireless network.  These 1:1 learning solutions and other strategic sales are generally priced more aggressively and could result in significantly less profitability or financial losses, particularly for larger deals. Although the Company believes it has taken certain steps to strengthen its position in the education market, there can be no assurance that the Company will be able to increase or maintain its share of the education market or execute profitably on large strategic arrangements. Failure to do so may have an adverse impact on the Company’s operating results and financial condition.

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

The Company will rely exclusively on a single service provider in the U.S. for the iPhone.

The Company has announced that AT&T Mobility LLC (“AT&T Mobility”) will be its exclusive U.S. carrier partner for the iPhone.  If AT&T Mobility cannot successfully compete with other wireless carriers in areas such as quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and terms of end user contracts, or if for any reason AT&T Mobility customers experience service interruptions, future sales of the iPhone may be adversely impacted.

The Company must successfully manage frequent product introductions and transitions to remain competitive and effectively stimulate customer demand.

Due to the highly volatile and competitive nature of the personal computer and consumer electronics industries, which are characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies, enhance existing products to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of the Company’s existing products. The success of new product introductions is dependent on a number of factors, including market acceptance; the Company’s ability to manage the risks associated with new products and production ramp issues; the availability of application software for new products; the effective management of purchase commitments and inventory levels in line with anticipated product demand; the availability of products in appropriate quantities and costs to meet anticipated demand; and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect new products will have on its sales or results of operations.

During calendar year 2006, the Company transitioned its Macintosh line of computers from the PowerPC to Intel microprocessors.  This transition has been and will continue to be subject to numerous risks and uncertainties including the timely innovation and delivery of related hardware and software products to support Intel microprocessors, market acceptance of Intel-based Macintosh computers, and the development and availability on acceptable terms of components and services essential to enable the Company to timely deliver Intel-based Macintosh computers.  In addition, the Company is dependent on third-party software developers such as Microsoft and Adobe to timely develop current and future applications that run on Intel-based Macintosh computers.  Universal versions of Microsoft Office and Adobe’s Creative Suite applications are not currently available. Additionally, there can be no assurance that the Company will be able to maintain its historical gross margin percentages on its products, including Intel-based Macintosh computers, which may adversely impact the Company’s results of operations.

The recently announced iPhone, which is expected to begin shipping in June 2007, will be subject to certification and regulation by governmental and standardization bodies, as well as by wireless carriers for use on their networks.  These certification processes are extensive and time consuming, and could result in additional testing requirements or changes to the iPhone.  Any such slowdown in the certification process may cause delays in introducing new iPhones, which may adversely affect the Company’s results of operations.

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

The Company must order components for its products and build inventory in advance of product shipments. Because the Company’s markets are volatile and subject to rapid technology and price changes there is a risk the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to

150 days. The Company’s operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company’s ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

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

Final assembly of products sold by the Company is currently performed in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California; Fullerton, California; the Republic of Korea; the People’s Republic of China; and the Czech Republic. Currently, manufacturing of many of the components used in the Company’s products is performed by third-party vendors in China, Japan, Korea, and Singapore.  Final assembly of substantially all of the Company’s portable products, including MacBook Pros, MacBooks, and iPods, is performed by third-party vendors in China. The Company also anticipates that final assembly of the iPhone, which is expected to ship in June 2007, will be performed in China.  If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, labor, environmental, public health, or political issues, or due to information technology system failures or military actions, the Company’s results of operations and financial condition could be adversely affected.

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

Third-party content providers and artists require that the Company provide certain digital rights management (“DRM”) solutions and other security mechanisms.  If the requirements from content providers or artists change, then the Company may be required to further develop or license technology to address such new rights and requirements.  In addition, certain countries have passed legislation or may propose legislation that would force the Company to license its DRM solutions so that content would be interoperable with competitor devices, which could lessen the protection of content and subject it to piracy and could also affect arrangements with the Company’s content suppliers. There is no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner, if at all, which could have a materially adverse effect on the Company’s operating results and financial position.

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

During calendar year 2006, the Company transitioned its Macintosh line of computers from the PowerPC to Intel microprocessors.  The Company depends on third-party software developers to timely develop current and future applications that run on Intel microprocessors. Universal versions of Microsoft Office and Adobe’s Creative Suite applications are not currently available.  The lack of applications that run on Intel-based Macintosh systems, including Microsoft Office and Adobe Creative Suite, could have a materially adverse effect on the Company’s operating results and financial position.

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

Because of technological changes in the computer and consumer electronics industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time-consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company’s future operating results and financial condition could be adversely affected. Information regarding certain claims and litigation involving the Company related to alleged patent infringement and other matters is set forth in Part II, Item 1 of this Form 10-Q.  In the opinion of management, the Company does not have a potential liability for damages or royalties from any current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would individually or in the aggregate have a material adverse effect on its results of operations or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part II, Item 1 of this Form 10-Q or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Additionally, with the recently announced iPhone, the Company will compete with mobile communication device companies who hold significant patent portfolios.  Regardless of the scope or validity of any such patents or the merits of any potential patent claims by competitors, the Company may have to engage in protracted litigation, enter into expensive agreements or settlements and/or modify its products in response to these patents.  Any of these events could materially adversely impact the Company’s results of operations.

The Company’s retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through January 31, 2007, the Company had opened 170 retail stores. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 20 years, the majority of which are for 10 years. The Company could incur substantial costs should it choose to terminate these commitments or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of personnel costs, depreciation of store construction costs, and lease expense. As a result, significant losses would result should the Retail segment experience a significant decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high-profile venues that function as vehicles for general corporate marketing, corporate events, and brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened eight such stores through January 31, 2007. Because of their location and size, these high-profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 14 years with total remaining commitments per location ranging from $4 million to $32 million. Closure or poor performance of any of these high-profile stores could have a significant negative impact on the Company’s results of operations and financial condition.

Many of the general risks and uncertainties the Company faces could also have an adverse impact on its Retail segment. Also, many factors unique to retail operations, some of which are beyond the Company’s control, present risks and uncertainties that could adversely affect the Retail segment’s future results, cause its actual results to differ from those currently expected, and/or have an adverse effect on the Company’s results of operations and financial condition. Potential risks and uncertainties unique to retail operations that could have an adverse impact on the Retail segment include, among other things, macro-economic factors that have a negative impact on general retail activity; inability to manage costs associated with store construction and operation; inability to sell third-party hardware and software products at adequate margins; failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations outside the U.S.; costs associated with unanticipated fluctuations in the value of Apple-branded and third-party retail inventory; and inability to obtain and renew leases in quality retail locations at a reasonable cost.

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

The Company’s profit margins vary among its products and its distribution channels. The Company’s direct sales, primarily through its retail and online stores, generally have higher associated profitability than its indirect sales. In addition the Company’s gross margin and operating margin percentages, as well as overall profitability may be adversely impacted as a result of a shift in product, geographic or channel mix, or new product announcements, including the iPhone. The Company generally sells more product during the third month of each quarter than it does during either of the first two months, a pattern typical in the personal computer and consumer electronics industries. This sales pattern can produce pressure on the Company’s internal infrastructure during the third month of a quarter and may adversely impact the Company’s ability to predict its financial results accurately. Furthermore, the Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to other quarters in the fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components suppliers, or manufacturing partners, could have significant adverse impacts on the Company and its results of operations and financial condition.

The Company has higher research and development and selling, general and administrative costs, as a percentage of revenue, than many of its competitors.

The Company’s ability to compete successfully and maintain attractive gross margins and revenue growth is heavily dependent upon its ability to ensure a continuing and timely flow of innovative and competitive products and technologies to the marketplace. The Company is generally unique in that it designs and develops the entire solution for its personal computers and consumer electronics products, including the hardware, software, and related services.  As a result, the Company generally incurs higher research and development costs as a percentage of revenue than its competitors. Many of these competitors seek to compete aggressively on price and maintain very low cost structures. Further, as a result of the expansion of the Company’s Retail segment and costs associated with marketing the Company’s brand including its unique operating system, the Company incurs higher selling costs as a percentage of revenue than many of its competitors. If the Company is unable to continue to develop and sell innovative new products with attractive gross margins, its results of operations may be materially adversely affected by its operating cost structure.

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

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including its Chief Executive Officer, members of its executive team, and those in technical, marketing and staff positions. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company’s key employees are located. The Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Recent accounting regulations requiring the expensing of stock options have resulted in increased stock-based compensation expense, which may cause the Company to reduce the amount of stock-based awards issued to employees. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

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

Further information related to the Company’s global market risks may be found in Part II, Item 7A of the 2006 Form 10-K for the year ended September 30, 2006 under the subheading “Foreign Currency Risk” and may be found in Part II, Item 8 of the 2006 Form 10-K at Notes 1 and 3 of Notes to Consolidated Financial Statements.

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

In December 2004, the FASB issued new guidance that addresses the accounting for share-based payments, SFAS No. 123R, which the Company adopted in 2006. Although the adoption of SFAS No. 123R has had and is expected to continue to have a significant impact on the Company’s results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of future stock-based compensation expense.

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

The Company’s stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. The stock market has, at times, experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to the operating performance of these companies. Furthermore, the Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline. In addition, increases in the Company’s stock price may result in greater dilution of earnings per share.

For additional discussion of these and other factors affecting the Company’s future results and financial condition, see Item 1, “Business” in the Company’s 2006 Form 10-K.

Item 6. Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed/Furnished Herewith

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Certificate of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through June 7, 2004.	10-Q	6/26/04
3.4	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05
3.5	Certificate of Ownership as filed with the Secretary of State of the State of California on January 9, 2007.	8-K	1/9/07
4.1**	Form of Stock Certificate of the Registrant.			X
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97
10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 21, 2005.	10-Q	3/26/05
10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97
10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98
10.A.51	2003 Employee Stock Plan, as amended through November 9, 2005.	10-K	9/24/05
10.A.52	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02
10.A.53	Option Cancellation and Restricted Stock Award Agreement dated as of March 19, 2003 by and between the Registrant and Steven P. Jobs.	10-Q	6/28/03

10.A.54	Form of Restricted Stock Unit Award Agreement.	10-Q	3/27/04
10.A.54-1	Alternative Form of Restricted Stock Unit Award Agreement.	10-K	9/24/05
10.A.55	Apple Computer, Inc. Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05
10.A.56	Form of Election to Satisfy Tax Withholding with Stock.	8-K	8/15/05
10.A.57	Form of Option Agreements.	10-K	9/24/05
10.B.19*	Purchase Agreement effective August 10, 2005 between the Registrant and Freescale Semiconductor, Inc.	10-K	9/24/05
14.1	Code of Ethics of the Company.	10-K	9/27/03
31.1**	Rule13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.			X
31.2**	Rule13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.			X
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.			X

*                    Confidential treatment requested as to certain portion of this exhibit.

**             Filed herewith.

***      Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 1, 2007		Apple Inc.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and
Chief Financial Officer