Form 10-Q
period 2007-03-31
APPLE INC
filed 2007-05-10
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes  ☐    No  ☒

864,948,023 shares of common stock issued and outstanding as of April 25, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006

Net sales	$5,264	$4,359	$12,379	$10,108
Cost of sales (1)	3,415	3,062	8,310	7,247
Gross margin	1,849	1,297	4,069	2,861
Operating expenses:
Research and development (1)	183	176	367	358
Selling, general, and administrative (1)	680	592	1,394	1,224

Total operating expenses	863	768	1,761	1,582

Operating income	986	529	2,308	1,279

Other income and expense	148	76	274	157

Income before provision for income taxes	1,134	605	2,582	1,436

Provision for income taxes	364	195	808	461

Net income	$770	$410	$1,774	$975

Earnings per common share:
Basic	$0.89	$0.49	$2.06	$1.17
Diluted	$0.87	$0.47	$2.00	$1.11

Shares used in computing earnings per share (in thousands):
Basic	863,003	840,910	860,347	835,658
Diluted	886,653	878,537	884,896	875,725

(1) Stock-based compensation expense was allocated as follows:
Cost of sales	$9	$5	$15	$10
Research and development	$20	$13	$36	$28
Selling, general, and administrative	$34	$24	$58	$48

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share amounts)

	March 31, 2007	September 30, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$7,095	$6,392
Short-term investments	5,482	3,718
Accounts receivable, less allowances of $48 and $52, respectively	928	1,252
Inventories	208	270
Deferred tax assets	640	607
Other current assets	1,676	2,270
Total current assets	16,029	14,509

Property, plant and equipment, net	1,409	1,281
Goodwill	38	38
Acquired intangible assets, net	240	139
Other assets	995	1,238
Total assets	$18,711	$17,205
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$2,403	$3,390
Accrued expenses	3,082	3,081
Total current liabilities	5,485	6,471
Non-current liabilities	965	750
Total liabilities	6,450	7,221
Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 864,693,091 and 855,262,568 shares issued and outstanding, respectively	4,848	4,355
Retained earnings	7,381	5,607
Accumulated other comprehensive income	32	22
Total shareholders’ equity	12,261	9,984
Total liabilities and shareholders’ equity	$18,711	$17,205

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended
	March 31, 2007	April 1, 2006
Cash and cash equivalents, beginning of the period	$6,392	$3,491
Operating Activities:
Net income	1,774	975
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	143	102
Stock-based compensation expense	109	86
Provision for deferred income taxes	122	83
Loss on disposition of property, plant, and equipment	6	3
Changes in operating assets and liabilities:
Accounts receivable	324	34
Inventories	62	(39)
Other current assets	589	(892)
Other assets	261	(1,195)
Accounts payable	(987)	329
Other liabilities	144	672
Cash generated by operating activities	2,547	158
Investing Activities:
Purchases of short-term investments	(6,223)	(3,792)
Proceeds from maturities of short-term investments	2,961	6,683
Proceeds from sales of short-term investments	1,505	—
Purchases of property, plant, and equipment	(247)	(275)
Payment for acquisition of intangible assets	(216)	—
Other	8	(61)
Cash (used for) generated by investing activities	(2,212)	2,555
Financing Activities:
Proceeds from issuance of common stock	176	212
Excess tax benefits from stock-based compensation	192	283
Repurchases of common stock	—	(353)
Cash generated by financing activities	368	142
Increase in cash and cash equivalents	703	2,855
Cash and cash equivalents, end of the period	$7,095	$6,346

Supplemental cash flow disclosure:

Cash paid for income taxes, net	$501	$84

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 — Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (“Apple” or the “Company”) designs, manufactures, and markets personal computers and related software, services, peripherals, and networking solutions. The Company also designs, develops, and markets a line of portable digital music players along with related accessories and services including the online sale of third-party audio and video products. The Company also plans to begin selling the iPhone, a handheld device that combines in a single product a mobile phone, a widescreen iPod with touch controls, and an Internet communications device, which is expected to begin shipping in the U.S. in late June 2007. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers.

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

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s first quarter of fiscal year 2007 contained 13 weeks and the first quarter of fiscal year 2006 contained 14 weeks. The Company’s fiscal year 2007 will end on September 29, 2007 and include 52 weeks while fiscal year 2006 included 53 weeks. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Revenue Recognition

In March 2007, the Company began shipping Apple TV and expects to begin shipping the iPhone in late June 2007. For Apple TV and the iPhone, the Company plans to provide future unspecified features and additional software products free of charge to customers. Accordingly, the sale of the Apple TV and the iPhone handset are accounted for under subscription accounting in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition. As such, the Company defers the associated revenue and cost of goods sold at the time of sale, which will then be recognized on a straight-line basis over the currently estimated 24 month economic life of these products. Costs incurred by the Company for engineering, sales, and marketing will continue to be expensed as incurred.

The Company accounts for taxes collected from customers that are remitted to governmental authorities as a reduction of revenue. These taxes are recorded as current liabilities until remitted to the relevant government authority.

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

In the second quarter of 2007, the Company determined that both Mac OS X version 10.5 Leopard (“Leopard”) and the iPhone achieved technological feasibility. During the second quarter of 2007, the Company capitalized approximately $27 million of costs associated with the development of Leopard and the iPhone. In accordance with SFAS No. 86, the capitalized costs related to Leopard and the iPhone will be amortized to cost of sales commencing when each respective product begins shipping and will be recognized on a straight-line basis over a 3 year estimated useful life of the underlying technology.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended		Six Months Ended
	3/31/07	4/1/06	3/31/07	4/1/06
Numerator (in millions):
Net income	$770	$410	$1,774	$975

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	863,003	840,910	860,347	835,658
Effect of dilutive securities	23,650	37,627	24,549	40,067

Denominator for diluted earnings per share	886,653	878,537	884,896	875,725

Basic earnings per share	$0.89	$0.49	$2.06	$1.17

Diluted earnings per share	$0.87	$0.47	$2.00	$1.11

Potentially dilutive securities representing approximately 12.6 million and 1.5 million shares of common stock for the quarters ended March 31, 2007 and April 1, 2006, respectively, and 14.0 million and 3.3 million shares of common stock for the six months ended March 31, 2007 and April 1, 2006, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include stock options, shares to be purchased under the employee stock purchase plan, and RSUs.

Note 2 — Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of March 31, 2007, and September 30, 2006 (in millions):

	3/31/07	9/30/06

Cash	$176	$200

U.S. Treasury and Agency securities	—	52
U.S. Corporate Securities	5,199	4,309
Foreign Securities	1,720	1,831
Total cash equivalents	6,919	6,192

U.S. Treasury and Agency securities	307	447
U.S. Corporate Securities	4,510	2,701
Foreign Securities	665	570
Total short-term investments	5,482	3,718

Total cash, cash equivalents, and short-term investments	$12,577	$10,110

The Company’s U.S. Corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper, certificates of deposit, and time deposits with foreign institutions, most of which are denominated in U.S. dollars. As of March 31, 2007 and September 30, 2006, approximately $1.6 billion and $921 million, respectively, of the Company’s short-term investments had underlying maturities ranging from one to five years. The remaining short-term investments had maturities less than 12 months.

The gross and net unrealized losses on the Company’s investment portfolio were not significant as of March 31, 2007 and September 30, 2006. The unrealized losses on the Company’s investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities were caused primarily by changes in interest rates. The Company typically invests in highly rated securities with low probabilities of default. The Company’s investment policy requires investments to be rated single-A or better. Therefore, the Company considers the declines to be temporary in nature. As of March 31, 2007, the Company does not consider the investments to be other-than-temporarily impaired.

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

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. Generally, the Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, or limited availability of appropriate hedging instruments. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. As of March 31, 2007, the Company had a net deferred loss associated with cash flow hedges of approximately $145,000, net of taxes, all of which is expected to be reclassified to earnings by the end of the fourth quarter of 2007. As of the end of the second quarter of 2007, the general nature of the

Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of 2006.

Note 3 — Condensed Consolidated Financial Statement Details (in millions)

Other Current Assets

	3/31/07	9/30/06
Vendor non-trade receivables	$739	$1,593
NAND flash memory prepayments	475	208
Other current assets	462	469

Total other current assets	$1,676	$2,270

Property, Plant and Equipment, Net

	3/31/07	9/30/06
Land and buildings	$685	$626
Machinery, equipment, and internal-use software	676	595
Office furniture and equipment	100	94
Leasehold improvements	843	760
	2,304	2,075

Accumulated depreciation and amortization	(895)	(794)

Net property, plant and equipment	$1,409	$1,281

Other Assets

	3/31/07	9/30/06
Long-term NAND flash memory prepayments	$742	$1,042
Non-current deferred tax assets	27	—
Capitalized software development costs, net	41	21
Other assets	185	175

Total other assets	$995	$1,238

Accrued Expenses

	3/31/07	9/30/06
Deferred revenue - current	$922	$746
Other accrued tax liabilities	444	388
Deferred margin on component sales	364	324
Accrued warranty and related costs	271	284
Accrued marketing and distribution	208	298
Accrued compensation and employee benefits	246	221
Other current liabilities	627	820

Total accrued expenses	$3,082	$3,081

Non-Current Liabilities

	3/31/07	9/30/06
Deferred tax liabilities	$535	$381
Deferred revenue - non-current	414	355
Other non-current liabilities	16	14

Total non-current liabilities	$965	$750

Other Income and Expense

	Three Months Ended		Six Months Ended
	3/31/07	4/1/06	3/31/07	4/1/06
Interest income	$158	$87	$291	$175
Other expense, net	(10)	(11)	(17)	(18)

Other income and expense	$148	$76	$274	$157

Note 4 — Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 10 years.

The following table summarizes the components of gross and net intangible asset balances (in millions):

	March 31, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite lived and amortizableacquired technology	$197	$(57)	$140	$181	$(42)	$139
Indefinite lived and unamortizable trademarks	100	—	100	—	—	—

Total acquired intangible assets	$297	$(57)	$240	$181	$(42)	$139

Goodwill	$38	$—	$38	$38	$—	$38

Note 5 — Shareholders’ Equity

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

The following table summarizes components of total comprehensive income, net of taxes, during the three and six-month periods ended March 31, 2007 and April 1, 2006 (in millions):

	Three Months Ended		Six Months Ended
	3/31/07	4/1/06	3/31/07	4/1/06

Net income	$770	$410	$1,774	$975
Other comprehensive income:
Net change in unrealized derivative gains/losses	4	(5)	(3)	(3)
Change in foreign currency translation	5	5	13	(3)
Net change in unrealized investment gains/losses	—	—	—	1

Total comprehensive income	$779	$410	$1,784	$970

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and six-month periods ended March 31, 2007 and April 1, 2006 (in millions):

	Three Months Ended		Six Months Ended
	3/31/07	4/1/06	3/31/07	4/1/06

Change in fair value of derivatives	$4	$2	$1	$7
Adjustment for net losses realized and included in net income	—	(7)	(4)	(10)
Change in unrealized gain/loss on derivative instruments	$4	$(5)	$(3)	$(3)

The following table summarizes the components of accumulated other comprehensive income, net of taxes (in millions):

	As of 3/31/07	As of 9/30/06

Unrealized gains on derivative investments	$—	$3
Cumulative foreign currency translation	32	19
Accumulated other comprehensive income	$32	$22

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

Rule 10b5-1 Trading Plans

Certain of the Company’s executive officers, including Mr. Timothy D. Cook, Mr. Anthony Fadell, Mr. Peter Oppenheimer, Mr. Philip W. Schiller, and Dr. Bertrand Serlet, have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized for issuance is limited to a total of 1 million shares per offering period. As of March 31, 2007, approximately 1.6 million shares were reserved for future issuance under the Purchase Plan.

Stock Award Activity

A summary of the Company’s stock award activity and related information for the six months ended March 31, 2007 is set forth in the following table (stock award amounts and aggregate intrinsic value are presented in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 30, 2006	54,994	52,982	$23.23
RSUs Granted	(2,540)	—	—
Options Granted	(11,691)	11,691	$89.34
Options Cancelled	935	(935)	$48.89
RSUs Cancelled	20	—	—
Options Exercised	—	(8,708)	$16.06
Plan Shares Expired	(1)	—	—
Balance at March 31, 2007	41,717	55,030	$37.97	4.85	$3,023,896
Exercisable at March 31, 2007		28,167	$18.30	4.05	$2,101,504
Expected to Vest after March 31, 2007		26,863	$58.57	5.69	$922,392

Beginning in April 2005, each RSU granted under the 2003 plan has reduced the number of shares available for grant under that plan by two shares.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options at time of exercise was $321 million and $612 million for the three and six-month periods ended March 31, 2007, respectively, and $414 million and $887 million for the three and six-month periods ended April 1, 2006, respectively.

Stock-based compensation expense capitalized as software development costs for the three and six-month periods ended March 31, 2007 was not significant. No stock-based compensation costs were capitalized as part of the cost of an asset for the same periods in 2006. The income tax benefit related to stock-based compensation expense was $14 million and $28 million for the three and six-month periods ended March 31, 2007, respectively, and $12 million and $26 million for the three and six-month periods ended April 1, 2006. As of March 31, 2007, $700 million of total unrecognized compensation cost related to stock options and RSUs is expected to be recognized over a weighted-average period of 3.20 years.

As of March 31, 2007, the Company had 4.67 million RSUs outstanding with a total grant-date fair value of $245 million, which were excluded from the options outstanding balances in the preceding table. No RSUs were granted or vested during the second quarter of 2007. The weighted-average grant date fair value of RSUs granted during the first six months of 2007 was $86.67. Aggregate intrinsic value of RSUs at March 31, 2007 was $434 million.

There were no grants or forfeitures of restricted stock during the three or six-month periods ended March 31, 2007. There was no outstanding restricted stock as of March 31, 2007.

The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to calculate the fair value of stock-based awards. The BSM incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees.

The assumptions used for the three and six-month periods ended March 31, 2007 and April 1, 2006 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended		Six Months Ended
	3/31/07	4/1/06	3/31/07	4/1/06
Expected life of stock options	3.46 years	3.54 years	3.46 years	3.58 years
Expected life of stock purchases	6 months	6 months	6 months	6 months
Interest rate - stock options	4.46%	4.53%	4.62%	4.32%
Interest rate - stock purchases	5.09%	4.46%	5.20%	3.73%
Volatility - stock options	37.40%	40.80%	37.77%	40.74%
Volatility - stock purchases	41.34%	31.39%	40.99%	42.04%
Expected dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$29.65	$25.62	$29.83	$23.52
Weighted-average fair value of employee stock purchases during the period	$21.94	$16.82	$18.01	$12.60

Note 6 — Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are for terms of 5 to 15 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 30, 2006, the Company’s total future minimum lease payments under noncancelable operating leases were $1.2 billion, of which $887 million related to leases for retail space. As of March 31, 2007, total future minimum lease payments related to leases for retail space increased $113 million to $1.0 billion.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three and six-month periods ended March 31, 2007 and April 1, 2006 (in millions):

	Three Months Ended		Six Months Ended
	3/31/07	4/1/06	3/31/07	4/1/06

Beginning accrued warranty and related costs	$288	$247	$284	$188
Cost of warranty claims	(77)	(74)	(131)	(151)
Accruals for product warranties	60	82	118	218
Ending accrued warranty and related costs	$271	$255	$271	$255

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations. Therefore, the Company did not record a liability for infringement costs as of either March 31, 2007 or September 30, 2006.

Concentrations in the Available Sources of Supply of Materials and Product

Certain key components including, but not limited to, microprocessors, enclosures, certain LCDs, certain optical drives, and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources which subjects the Company to supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to, NAND flash memory, DRAM memory, and certain LCDs, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of critical components at favorable pricing, and there is no guarantee that the Company will be able to extend or renew these agreements when they expire. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can adversely affect gross margins and operating margins. In addition, the Company uses some components that are not common to the rest of the global personal computer and consumer electronics industries, and new products introduced by the Company often utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. If the supply of a key single-sourced component to the Company were to be delayed or curtailed, or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company’s ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. Finally, significant portions of the Company’s CPUs, iPods, logic boards, and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company’s outsourcing partners, often in single locations. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments.

Long-Term Supply Agreements

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. Approximately $33 million of the prepayment had been utilized by the Company as of March 31, 2007.

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

Note 7 — Segment Information and Geographic Data

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, the U.K., and Italy. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company’s subsidiary, FileMaker, Inc. Each reportable geographic operating segment provides similar hardware and software products and similar services, and the accounting policies of the various segments are the same as those described in the Company’s 2006 Form 10-K in Note 1, “Summary of Significant Accounting Policies,” except as described below for the Retail segment.

The Company evaluates the performance of its operating segments based on net sales. The Retail segment’s performance is also evaluated based on operating income. Net sales for geographic segments are generally based on the location of the customers. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Operating income for each segment excludes other income and expense and certain expenses that are managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets. Corporate assets include cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress that is not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $40 million and $42 million during the second quarters of 2007 and 2006, respectively, and $76 million and $82 million during the first six months of 2007 and 2006, respectively.

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

First, the Retail segment’s operating income includes cost of sales for Apple products at an amount normally charged to major channel partners in the U.S. operating retail stores, less the cost of sales programs and incentives provided to those channel partners and the Company’s cost to support those partners. For the second quarter of 2007 and 2006, this resulted in the recognition of additional cost of sales above standard cost by the Retail segment and an offsetting benefit to corporate expenses of approximately $174 million and $128 million, respectively, and for the first six months of 2007 and 2006, approximately $406 million and $327 million, respectively.

Second, the Company’s service and support contracts are transferred to the Retail segment at the same cost as that charged to the Company’s major retail channel partners in the U.S., resulting in a measure of revenue and gross margin for those items that is comparable between the Company’s Retail stores and those retail channel partners. The Retail segment recognizes the full amount of revenue and cost of sales of the Company’s service and support contracts at the time of sale. Because the Company has not yet earned the revenue or incurred the costs associated with the sale of these contracts, an offset to these amounts is recognized in other operating segments’ net sales and cost of sales. For the second quarter of 2007, this resulted in the recognition of net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $47 million and $32 million, respectively. For the second quarter of 2006, the net sales and cost of sales of extended warranty, support and service contracts recognized by the Retail segment were $29 million and $20 million, respectively. For the first six months of 2007, this resulted in the recognition of additional net sales and cost of sales by the Retail segment, with corresponding offsets in other operating segments, of $98 million and $66 million, respectively. This compares to similar adjustments to net sales and cost of sales during the first six months of 2006 of $67 million and $45 million, respectively.

Third, the Company had opened a total of eight high-profile stores as of March 31, 2007. These high-profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings. As such, the Company allocates certain operating expenses associated with these stores to corporate marketing expense to reflect the estimated benefit realized Company-wide. The allocation of these operating costs is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. Expenses allocated to corporate marketing resulting from the operations of these stores were $10 million and $8 million in the second quarters of 2007 and 2006, respectively, and $20 million and $15 million for the first six months of 2007 and 2006, respectively.

Summary information by operating segment is as follows (in millions):

	Three Months Ended		Six Months Ended
	3/31/07	4/1/06	3/31/07	4/1/06
Americas:
Net sales	$2,447	$2,122	$5,945	$4,822
Operating income	$597	$390	$1,470	$826

Europe:
Net sales	$1,249	$966	$2,960	$2,208
Operating income	$295	$126	$679	$300

Japan:
Net sales	$283	$309	$568	$664
Operating income	$54	$57	$108	$110

Retail:
Net sales	$855	$636	$1,994	$1,708
Operating income	$32	$29	$121	$119

Other Segments (a):
Net sales	$430	$326	$912	$706
Operating income	$93	$61	$192	$127

(a)           Other Segments consists of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements is as follows (in millions):

	Three Months Ended		Six Months Ended
	3/31/07	4/1/06	3/31/07	4/1/06

Segment operating income	$1,071	$663	$2,570	$1,482
Retail manufacturing margin (a)	174	128	406	327
Stock-based compensation expense	(63)	(42)	(109)	(86)
Other corporate expenses, net (b)	(196)	(220)	(559)	(444)
Total operating income	$986	$529	$2,308	$1,279

(a)           Represents the excess of the Retail segment’s cost of sales over the Company’s standard cost of sales for products sold through the Retail segment.

(b)           Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment.

Note 8 — Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of $359,000 and $563,000 in expenses pursuant to the Reimbursement Agreement during the three and six-month periods ended March 31, 2007, respectively. The Company did not recognize any expense pursuant to the Reimbursement Agreement during the three and six-month periods ended April 1, 2006. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A., “Risk Factors.” The following discussion should be read in conjunction with the 2006 Form 10-K filed with the SEC (the “2006 Form 10-K”) and the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. All information is based on the Company’s fiscal year. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on the Company’s website at http://www.apple.com/investor when such reports are available on the Securities and Exchange Commission (“SEC”) website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-202-551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Executive Overview

The Company designs, manufactures, and markets personal computers and related software, services, peripherals, and networking solutions. The Company also designs, develops, and markets a line of portable digital music players along with related accessories and services including the online distribution of third-party music, audio books, music videos, short films, television shows, movies, and iPod® games. The Company’s products and services include the Macintosh® line of desktop and portable computers, the iPod line of portable digital music players, Apple TV, the Xserve® server and Xserve RAID storage products, a portfolio of consumer and professional software applications, the Mac OS® X operating system, the iTunes Store™, a portfolio of peripherals that support and enhance the Macintosh and iPod product families, and a variety of other service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers. A further description of the Company’s products may be found below and in Part I, Item 1., “Business” of the Company’s 2006 Form 10-K.

In January 2007, the Company announced the iPhone™, which is expected to begin shipping in the U.S. in late June 2007. The iPhone combines the functionality of a mobile phone, iPod, and Internet communications device into a single product. See further discussion below under the heading “Products” and Part II, Item 1A., “Risk Factors.”

The Company believes that for both consumers and professionals the personal computer has become the center of an evolving digital lifestyle by integrating and enhancing the utility of advanced digital devices such as the Company’s iPods, digital video and still cameras, televisions, CD and DVD players, mobile phones, and other consumer electronic devices, including the Company’s iPhone that is expected to begin shipping in late June 2007. The attributes of the personal computer that enable this functionality include a high-quality user interface, easy access to relatively inexpensive data storage, the ability to run complex applications, and the ability to connect easily to a wide variety of other digital devices and to the Internet. The Company is the only participant in the personal computer industry that controls the design and development of the entire personal computer — from the hardware and operating system to sophisticated applications. This, along with its products’ innovative industrial designs, intuitive ease-of-use, built-in graphics, multimedia and networking capabilities, uniquely positions the Company to offer innovative integrated digital lifestyle solutions.

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

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Macintosh computers, and demonstrate the compatibility of the Macintosh with the Windows platform and networks. The Company further believes that providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 180 stores open as of April 30, 2007.

The Company also staffs selected third-party stores with the Company’s own employees to improve the buying experience through reseller channels. The Company has deployed Apple employees and contractors in reseller locations around the world including the U.S., Canada, Europe, Japan, and Australia. The Company also sells to customers directly through its online stores around the world.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, peripherals, digital content, and service and support contracts. The Company recognizes revenue for software products (operating system software and applications software), or any product that is considered to be software-related in accordance with the guidance in EITF No. 03-5, Applicability of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2 to Non-software Deliverables in an Arrangement Containing More-Than-Incidental Software, (e.g., Macintosh computers and iPod portable digital music players) pursuant to AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. For products that are not software or software-related, (e.g., digital content sold on the iTunes Store and certain Macintosh and iPod supplies and accessories) the Company recognizes revenue pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

In March 2007, the Company began shipping Apple TV and expects to begin shipping the iPhone in late June 2007. For Apple TV and the iPhone, the Company plans to provide future unspecified features and additional software products free of charge to customers. Accordingly, the sale of the Apple TV and the iPhone handset are accounted for under subscription accounting in accordance with Statement of Position (“SOP”) No. 97-2. As such, the Company defers the associated revenue and cost of goods sold at the time of sale, which will then be recognized on a straight-line basis over the currently estimated 24 month economic life of these products. Costs incurred by the Company for engineering, sales, and marketing will continue to be expensed as incurred.

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

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each fiscal quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The personal computer and consumer electronics industries are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs were recorded.

The Company accrues reserves for estimated cancellation fees related to component orders that have been cancelled or are expected to be cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. These commitments typically cover the Company’s requirements for periods ranging from 30 to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional reserves for cancellation fees that would negatively affect gross margins in the period when the cancellation fees are identified and recorded.

Warranty Costs

The Company provides for the estimated cost for hardware and software warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could negatively affect the Company’s results of operations.

The Company periodically provides updates to its applications and system software in order to maintain the software’s compliance with specifications. The estimated cost to develop such updates is accounted for as warranty cost that is recognized at the time related software revenue is recognized. Factors considered in determining appropriate accruals related to such updates include the number of units delivered, the number of updates expected to occur, and the historical cost and estimated future cost of the resources necessary to develop these updates.

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

Products

The Company offers a range of personal computing products including desktop and portable personal computers, related devices and peripherals, and various third-party hardware products. In addition, the Company offers software products including Mac OS X, the Company’s proprietary operating system software for the Macintosh; server software and related solutions; professional application software; and consumer, education and business oriented application software. The Company also designs, develops and markets to Macintosh and Windows users its family of iPod digital music players along with related accessories and services including the online distribution of third-party content through the Company’s iTunes Store. A detailed discussion of the Company’s products may be found in the 2006 Form 10-K. Certain newly introduced products and/or upgrades to existing products are discussed below:

iPhone™

In January 2007, the Company announced iPhone, a handheld device that combines in a single product a mobile phone, a widescreen iPod with touch controls, and an Internet communications device. The iPhone user interface is based on the Multi-Touch™ display allowing users to control the device with their fingers. iPhone lets users make a call by pointing at a name or number in their address book, a favorites list, or a call log as well as select and listen to voicemail messages in whatever order they want. iPhone also allows users to play their iTunes® content with the touch of a finger. iPhone features desktop-class email, web browsing, searching, and maps. iPhone is compatible with a Mac or PC and automatically syncs content from a user’s iTunes library, as well as contacts, bookmarks, and email accounts. iPhone is a quad-band GSM phone featuring EDGE and Wi-Fi wireless technologies for data networking, Bluetooth 2.0, a built-in 2 megapixel camera, a 3.5-inch touch screen with 480 by 320 resolution at 160 ppi, up to 5 hours of talk/video/browsing battery life, up to 16 hours of audio playback battery life, and up to 8GB of storage. The Company has announced that AT&T Mobility LLC (formerly Cingular Wireless LLC) will be the exclusive U.S. carrier for the iPhone, and that it expects to begin shipping the iPhone in the U.S. in late June 2007.

Apple TV™

In January 2007, the Company announced Apple TV, a device that permits users to wirelessly play iTunes content, including movies, television shows, music, photos, and podcasts, on a widescreen television. Compatible with a Mac or PC, Apple TV has a 40GB hard drive to store up to 50 hours of video, 9,000 songs, 25,000 photos, or a combination of each and is capable of displaying content in high definition resolution up to 720p. Apple TV connects to a broad range of widescreen televisions and home theater systems and comes standard with HDMI, component video, and both analog and digital optical audio ports. Using high-speed AirPort® 802.11 wireless networking, Apple TV can auto-sync content from one computer or stream content from up to five additional computers directly to a television. The Company began shipping Apple TV in March 2007.

Net Sales

The first six months of 2007 spanned 26 weeks while the first six months of 2006 spanned 27 weeks. This additional week is added to the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters.

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended			Six Months Ended
	3/31/07	4/1/06	Change	3/31/07	4/1/06	Change

Net Sales by Operating Segment:
Americas net sales	$2,447	$2,122	15%	$5,945	$4,822	23%
Europe net sales	1,249	966	29%	2,960	2,208	34%
Japan net sales	283	309	(8)%	568	664	(14)%
Retail net sales	855	636	34%	1,994	1,708	17%
Other Segments net sales (a)	430	326	32%	912	706	29%
Total net sales	$5,264	$4,359	21%	$12,379	$10,108	22%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	605	494	22%	1,230	1,009	22%
Europe Macintosh unit sales	433	316	37%	924	703	31%
Japan Macintosh unit sales	79	82	(4)%	149	163	(9)%
Retail Macintosh unit sales	275	154	79%	583	347	68%
Other Segments Macintosh unit sales (a)	125	66	89%	237	144	65%
Total Macintosh unit sales	1,517	1,112	36%	3,123	2,366	32%

Net Sales by Product:
Desktops (b)	$914	$833	10%	$1,869	$1,745	7%
Portables (c)	1,354	739	83%	2,809	1,551	81%
Total Macintosh net sales	2,268	1,572	44%	4,678	3,296	42%

iPod	1,689	1,714	(1)%	5,116	4,620	11%
Other music related products and services (d)	653	485	35%	1,287	976	32%
Peripherals and other hardware (e)	309	264	17%	606	567	7%
Software, service, and other sales (f)	345	324	6%	692	649	7%
Total net sales	$5,264	$4,359	21%	$12,379	$10,108	22%

Unit Sales by Product:
Desktops (b)	626	614	2%	1,263	1,281	(1)%
Portables (c)	891	498	79%	1,860	1,085	71%
Total Macintosh unit sales	1,517	1,112	36%	3,123	2,366	32%

Net sales per Macintosh unit sold (g)	$1,495	$1,414	6%	$1,498	$1,393	8%

iPod unit sales	10,549	8,526	24%	31,615	22,569	40%

Net sales per iPod unit sold (h)	$160	$201	(20)%	$162	$205	(21)%

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

Net sales during the second quarter of 2007 increased 21% or $905 million from the same period in 2006, and were up 22% or $2.3 billion for the first six months of 2007 compared to the same period in 2006 even though the first six months of 2007 spanned 26 weeks while the first six months of 2006 spanned 27 weeks. Several factors contributed to these increases including the following:

•                  Macintosh net sales increased $696 million or 44% during the second quarter of 2007 and increased $1.4 billion or 42% during the first six months of 2007 compared to the same periods in 2006. Macintosh unit sales increased by 405,000 units or 36% during the second quarter of 2007 and increased 757,000 units or 32% during the first six months of 2007 compared to the same periods in 2006. The increases in Macintosh net sales and unit sales were driven by higher sales of portable products in all of the Company’s operating segments, as well as increased sales of the iMac in most operating segments. The Macintosh unit growth rate of 36% in the second quarter of 2007 is higher than the PC industry average growth rate reflecting strong customer demand for the Company’s Macintosh products. Net sales and unit sales of the Company’s portable products increased 83% and 79%, respectively, during the second quarter of 2007, and increased 81% and 71%, respectively, during the first six months of 2007 compared to the same periods in 2006 from increased sales of both the MacBook, which began shipping in May 2006, and the MacBook Pro, which began shipping in February 2006. Macintosh desktop net sales and unit sales increased by 10% and 2%, respectively, during the second quarter of 2007 compared to the same period in 2006 due to strong sales of the iMac. Macintosh desktop net sales increased by 7% during the first six months of 2007, due to increased sales of the 24-inch iMac, a shift in product mix away from the lower-priced Mac mini, and elimination of the eMac desktop system. Macintosh desktop unit sales declined slightly during the first six months of 2007 compared to the same period in 2006 due to a shift in product mix toward portable Macintosh systems and the discontinuance of the eMac. Net sales per Macintosh unit sold increased by 6% and 8% for the second quarter and first six months of 2007, respectively, compared to the same periods in 2006 primarily due to a shift in product mix to higher-priced portable products, the introduction of the 24-inch iMac and the elimination of the eMac.

•                  Net sales of iPods increased $496 million or 11% in the first six months of 2007 compared to the same period in 2006. For the first six months of 2007, iPod unit sales increased 40% to 31.6 million iPod units sold compared to 22.6 million iPod units sold in the same period in 2006. Strong sales of iPods during the first six months of 2007 were driven largely by the iPod nano and iPod shuffle that were updated in September 2006. During the second quarter of 2007 and the first six months of 2007, the net sales per iPod unit sold decreased by 20% and 21%, respectively, compared to the same periods in 2006 primarily due to a shift in product mix towards the lower-priced iPod shuffle and price reductions in September 2006 on all of the Company’s iPod product offerings. As a result, net sales of iPods decreased $25 million or 1% during the second quarter of 2007 compared to the same period in 2006 even though iPod unit sales for the second quarter of 2007 increased by 24% year-over-year. The year-over-year decline was due to lower iPod average selling prices.

•                  Net sales of other music related products and services increased $168 million or 35% during the second quarter of 2007 and increased $311 million or 32% during the first six months of 2007 compared to the same periods in 2006 due to increased net sales from the iTunes Store. The Company believes this growth was the result of heightened consumer interest in downloading digital content and the expansion of audio and video content available for sale via the iTunes Store.

•                  Net sales of software, service, and other sales rose $21 million or 6% during the second quarter of 2007 and rose $43 million or 7% during the first six months of 2007 compared to the same periods in 2006. This growth for the three and six-month periods was attributable to increased net sales of AppleCare Protection Plan (“APP”) extended service and support contracts, third-party software, and Internet services.

•                  Net sales of peripherals and other hardware increased $45 million or 17% during the second quarter of 2007 and rose $39 million or 7% during the first six months of 2007 compared to the same periods in 2006 due to an increase in wireless networking products and other hardware accessories including printers and scanners, slightly offset by a decrease in net sales of displays, which is attributable to the higher mix of Macintosh portable products and iMacs that have built-in displays.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, the U.K., and Italy. Each reportable geographic operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part I, Item 1., “Financial Statements” of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 7, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment during the second quarter of 2007 increased $325 million or 15%, compared to the same period in 2006, while Americas Macintosh unit sales increased by 22% during this same period in 2006. The increase in net sales during the second quarter of 2007 was due to an increase in sales of portable systems and content from the iTunes Store. Net sales of desktop systems and iPods remained relatively flat as compared to the second quarter of 2006. The increase in net sales of portable products included increased sales of both MacBooks and MacBook Pros. During the second quarter of 2007, the Americas segment represented approximately 46% of the Company’s total net sales as compared to 49% in the same period of 2006.

For the first six months of 2007, net sales in the Americas segment increased $1.1 billion or 23% compared to the same period in 2006, while Americas Macintosh unit sales increased 22% during the same period in 2006. The increase in net sales during the first six months of 2007 was primarily attributable to the significant year-over-year increase in sales of portable systems, iPods, and content from the iTunes Store. Net sales of desktop systems remained relatively flat as compared to the same period in 2006. The increase in net sales of iPods was due to strong results during the first quarter holiday season from an update to the iPod product family announced in September 2006, channel development programs, and well-supplied channel distribution. The Americas segment represented approximately 48% of the Company’s total net sales for both the first six months of 2007 and 2006.

Europe

Net sales in Europe increased $283 million or 29% during the second quarter of 2007 compared to the same period in 2006. Total Macintosh unit sales in Europe increased 37% on a year-over-year basis. These increases were mainly a result of strong growth in net sales of Macintosh portable systems, content from the iTunes Store, and iPods. The increase in Macintosh sales was primarily attributable to strong MacBook, MacBook Pro, and iMac sales.

For the first six months of 2007, net sales in Europe increased $752 million or 34% compared to the same period in 2006. Total Macintosh unit sales in Europe increased 31% on a year-over-year basis. These increases were mainly a result of strong growth in net sales of Macintosh portable and desktop systems, iPods, and content from the iTunes Store. The increase in Macintosh sales was primarily attributable to strong MacBook, MacBook Pro, and iMac sales.

Japan

Japan’s net sales decreased $26 million or 8% and $96 million or 14% during the second quarter of 2007 and first six months of 2007, respectively, compared to the same periods in 2006. Total Macintosh unit sales in Japan decreased 4% and 9%, respectively, for the three and six month periods ending March 31, 2007. The decrease in net sales for the second quarter and first six months of 2007 was due to a decrease in iPod and Macintosh desktop system net sales, partially offset by an increase in Macintosh portable system net sales. The decrease in net sales of iPods was due to price reductions in September 2006 on all of the Company’s iPod product offerings while iPod unit sales were relatively flat. The decrease in Macintosh desktop system net sales was due to a continued generally weak consumer market for PCs in Japan. The Company is continuing to evaluate ways to improve the future results in its Japan segment.

Retail

During the second quarter of 2007, the Company opened 7 new retail stores. The Company had 177 retail stores open at the end of the second quarter of 2007 compared to 141 stores at the end of the second quarter of 2006. Retail net sales grew by 34% during the second quarter of 2007 due to strong demand for portable products partially offset by a decrease in net sales of iPods. Macintosh unit sales increased by 79% due to strong demand for the MacBook, MacBook Pro, and the 24-inch iMac. The decrease in net sales of iPods was due to lower iPod price points and expanded and well-supplied channel distribution. Average quarterly revenue per store increased to $5.0 million in the second quarter of 2007, from $4.6 million in the second quarter of 2006. Retail net sales and Macintosh unit sales grew by 17% and 68%, respectively, during the first six months of 2007 due to strong demand for the MacBook, MacBook Pro, and the 24-inch iMac partially offset by a decrease in net sales of iPods. Average revenue per store decreased to $11.7 million for the first six months of 2007, from $12.8 million in the first six months of 2006 primarily due to lower iPod sales as well as the impact of an additional week included in the first six months of 2006.

As measured by the Company’s operating segment reporting, the Retail segment reported a profit of $32 million during the second quarter of 2007 compared to a profit of $29 million during the second quarter of 2006. The relatively flat profit despite higher revenue was caused by higher expenses from the newly opened stores and store renovations, and higher average store payroll costs to maintain high quality service levels. The profit excludes approximately $174 million and $128 million of manufacturing profit earned by the Company on net sales from the Retail segment in the second quarter of 2007 and 2006, respectively. Manufacturing profit is the difference between the amount charged to the Retail segment for Apple-branded products and the standard cost recognized by the Company for such products.

The Retail segment reported a profit of $121 million during the first six months of 2007 compared to a profit of $119 million during the first six months of 2006. The relatively flat profit despite higher revenue was caused by lower average revenue per store, higher expenses from the newly opened stores and store renovations, and higher average store payroll costs to maintain high quality service levels. The profit excludes approximately $406 million and $327 million of manufacturing profit earned by the Company on net sales from the Retail segment during the first six months of 2007 and 2006, respectively.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $805 million through the end of the second quarter of 2007.

As of March 31, 2007, the Retail segment had approximately 6,348 full-time equivalent employees and had outstanding lease commitments associated with retail space of $1.0 billion.

Gross Margin

Gross margin for the three and six-month periods ended March 31, 2007 and April 1, 2006 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Six Months Ended
	3/31/07	4/1/06	3/31/07	4/1/06
Net sales	$5,264	$4,359	$12,379	$10,108
Cost of sales	3,415	3,062	8,310	7,247
Gross margin	$1,849	$1,297	$4,069	$2,861
Gross margin percentage	35.1%	29.8%	32.9%	28.3%

Gross margin percentage for the second quarter and first six months of 2007 was 35.1% and 32.9%, respectively, compared to 29.8% and 28.3%, for the comparable periods of 2006, respectively. The year-over-year increase in gross margin percentage during the second quarter of 2007 was primarily due to favorable costs of certain commodity components (including LCD flat-panel displays and NAND flash memory), favorable product mix, and higher overall revenue resulting in more effective leverage on fixed production costs.

A significant portion of the gross margin improvement in the second quarter of 2007 was due to excess supply in the market for memory and other components. This excess supply in the market has begun to be absorbed and prices have increased, which the Company expects will result in a lower gross margin percentage for the third quarter of 2007 as compared to the second quarter of 2007. The Company also expects gross margin to be impacted by a shift in product mix to lower margin products that corresponds to the beginning of the education buying season.

Over the longer term, the Company anticipates that its gross margin percentage will continue to decrease from expected third quarter levels, due to continuing product sales price competition, changes in its product mix and to projected future increases in certain component costs across the Company’s product lines.

The foregoing statements regarding the Company’s expected gross margins for the third quarter of 2007 and future periods are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in Part II, Item 1A., “Risk Factors.” There can be no assurance that the Company will achieve its expected gross margin levels.

Operating Expenses

Operating expenses for the three and six-month periods ended March 31, 2007 and April 1, 2006 were as follows (in millions, except for percentages):

	Three Months Ended		Six Months Ended
	3/31/07	4/1/06	3/31/07	4/1/06
Research and development	$183	$176	$367	$358
Percentage of net sales	3%	4%	3%	4%
Selling, general, and administrative expenses	$680	$592	$1,394	$1,224
Percentage of net sales	13%	14%	11%	12%

Research and Development (R&D)

Expenditures for R&D increased 4% or $7 million to $183 million in the second quarter of 2007 compared to the same period in 2006, and increased 3% or $9 million to $367 million compared to the first six months of 2006. R&D expense for the three and six months ended March 31, 2007 does not include capitalized software development costs of approximately $27 million related to the development of Mac OS X Leopard and iPhone. The increases in R&D expense were primarily due to an increase in R&D headcount in the current year to support expanded R&D activities, partially offset by one less week of expenses in the first quarter of 2007. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General, and Administrative Expense (SG&A)

Expenditures for SG&A increased $88 million or 15% and $170 million or 14%, respectively, for the three and six-month periods ended March 31, 2007, compared to the same periods in 2006. The increases were primarily due to higher direct and indirect channel variable selling expenses resulting from the significant year-over-year increase in total net sales for both the second quarter and first six months of 2007, the Company’s continued expansion of its Retail segment in both domestic and international markets, and a current year increase in spending on marketing and advertising, partially offset by one less week of expenses in the first quarter of 2007.

Other Income and Expense

Other income and expense for the three and six-month periods ended March 31, 2007 and April 1, 2006 were as follows (in millions):

	Three Months Ended		Six Months Ended
	3/31/07	4/1/06	3/31/07	4/1/06
Interest income	$158	$87	$291	$175
Other income (expense), net	(10)	(11)	(17)	(18)

Other income and expense	$148	$76	$274	$157

Total other income and expense increased $72 million or 95% during the second quarter of 2007 compared to the same period in 2006, and increased $117 million or 75% during the first six months of 2007 compared to the same period in 2006. The increases were attributable primarily to higher cash and short-term investment balances and increased investment yields resulting from higher market interest rates. The weighted-average interest rate earned by the Company on its cash, cash equivalents and short-term investments increased to 5.28% in the second quarter of 2007 from 4.31% in the second quarter of 2006.

Provision for Income Taxes

The Company’s effective tax rate for the three and six months ended March 31, 2007 was approximately 32% and 31%, respectively, compared with approximately 32% for the three and six months ended April 1, 2006. The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The lower tax rate in the first six months of 2007 versus 2006 is due to a tax benefit resulting from legislation enacted on December 20, 2006, retroactively reinstating the research and development tax credit.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose to elect to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 159, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	3/31/07	9/30/06
Cash, cash equivalents, and short-term investments	$12,577	$10,110
Accounts receivable, net	$928	$1,252
Inventory	$208	$270
Working capital	$10,544	$8,038
Days sales in accounts receivable (DSO) (a)	16	24
Days of supply in inventory (b)	6	7
Days payables outstanding (DPO) (c)	66	89

(a)          DSO is based on ending net trade receivables and most recent quarterly net sales for each period.

(b)         Days supply of inventory is based on ending inventory and most recent quarterly cost of sales for each period.

(c)          DPO is based on ending accounts payable and most recent quarterly cost of sales adjusted for the change in inventory.

As of March 31, 2007, the Company had $12.6 billion in cash, cash equivalents, and short-term investments, an increase of $2.5 billion over the same balance at the end of September 30, 2006. The principal components of this net increase were cash generated by operating activities of $2.5 billion, proceeds from the issuance of common stock under stock plans of $176 million, and excess tax benefits from stock-based compensation of $192 million. This increase in cash, cash equivalents, and short-term investments was partially offset by purchases of property, plant, and equipment of $247 million and payments for acquisitions of intangible assets of $216 million. The Company’s short-term investment portfolio is primarily invested in high credit quality, liquid investments.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Expenditures

The Company’s total capital expenditures were $247 million during the first six months of 2007, consisting of $76 million for retail store facilities and $171 million for real estate acquisitions and corporate infrastructure including information systems enhancements. The Company currently anticipates it will utilize approximately $775 million for capital expenditures during 2007, including approximately $360 million for expansion of the Company’s Retail segment, and approximately $415 million is projected to support normal replacement of existing capital assets, enhancements to general information technology infrastructure, and to be used for real estate acquisitions including purchases related to the Company’s second corporate campus.

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

Lease Commitments

As of September 30, 2006, the Company had total outstanding commitments on noncancelable operating leases of approximately $1.2 billion, $887 million of which related to leases of retail space and related facilities. The major facility leases are for terms of 5 to 15 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space increased to $1.0 billion as of March 31, 2007.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of March 31, 2007, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $1.6 billion.

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. Approximately $33 million of the prepayment had been utilized by the Company as of March 31, 2007.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of March 31, 2007, the Company estimated that gross expected future cash flows of approximately $22 million would be required to fulfill these obligations.

Other Obligations

Other obligations were approximately $21 million as of March 31, 2007, primarily related to Internet and telecommunications services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk profile has not changed significantly during the first six months of 2007.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with initial maturities of three months or less are classified as cash equivalents; highly liquid investments with initial maturities greater than three months are classified as short-term investments. As of March 31, 2007, approximately $1.6 billion of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years. The remainder all had underlying maturities of less than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the second quarter of 2007 or 2006 related to such sales.

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

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures in the future. However, the Company may choose not to hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and/or limited availability of appropriate hedging instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims as of March 31, 2007, the end of the quarterly period covered by this report, that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the second quarter of 2007 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

Allen v. Apple Computer, Inc.

On January 28, 2005, a plaintiff filed a purported nationwide class action in Los Angeles Superior Court alleging that a defect in the Company’s 17-inch Studio Display monitors results in dimming of half of the screen and constant blinking of the power light. Plaintiff filed an amended complaint on October 24, 2005, adding additional named plaintiffs and expanding the alleged class to include purchasers of the 20-inch Apple Cinema Display and the 23-inch Apple Cinema HD Display. The amended complaint alleged that the displays have a purported defect that causes dimming of one-half of the screen, and that the Company misrepresented the quality of the displays and/or concealed the purported defect. Plaintiffs asserted claims under California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), and the Consumer Legal Remedies Act. The amended complaint sought remedies including damages and equitable relief. On November 14, 2005, the Company filed an answer to the amended complaint as to the allegations regarding the 17-inch display and a demurrer/motion to strike as to the allegations regarding the 20-inch and 23-inch displays on the ground that plaintiffs failed to allege that they purchased those displays. At a status conference on November 1, 2005, the Court ordered plaintiffs to amend their complaint. Plaintiff filed an amended complaint on December 12, 2005, and the Company answered on January 5, 2006 denying all allegations and asserting numerous affirmative defenses. The Company has reached a settlement in this matter, which was given preliminary approval by the Court on September 18, 2006. At the final approval hearing on February 15, 2007 the court required the Company to extend the claims period and provide additional published notice. At the continued final approval hearing on March 1, 2007 the court approved the settlement but did not approve the fee award. After additional briefing the court approved a reduced fee award to Plaintiffs’ counsel on March 13, 2007. Settlement of this matter will not have a material effect on the Company’s financial position or results of operations.

Apple Computer, Inc. v. Burst.com, Inc.

The Company filed an action for declaratory judgment against defendant Burst.com, Inc. on January 4, 2006 in the United States District Court for the Northern District of California. The Company seeks declaratory judgment that U.S. Patent Nos. 4,963,995, 5,164,839, 5,057,932 and 5,995,705 (“Burst patents”) are invalid and not infringed by the Company. Burst filed an answer and counterclaim on April 17, 2006. Burst alleges that the following Apple products and services infringe U.S. Patent Nos. 4,963,995, 5,057,932, 5,164,839, and 5,995,705; iTunes Store, iPod devices, QuickTime products (including QuickTime player and QuickTime Streaming Server), iTunes software, other Apple software products (Final Cut Studio, GarageBand, iMovie, iDVD, iWeb), the use of the ..Mac services and Apple computers and servers running iTunes, QuickTime, or the other named Apple software products. The Burst patents allegedly relate to methods and devices used for “burst” transmission of audio or video files. The case is in discovery. A claim construction hearing was held on February 8, 2007. The court has not yet issued its claim construction ruling. Trial is set for February 26, 2008.

Apple Corps Ltd. v. Apple Computer, Inc.; Apple Computer, Inc. v. Apple Corps Ltd.

Plaintiff Apple Corps filed this action on July 4, 2003 in the High Court of Justice, Chancery Division, in London alleging that the Company had breached a 1991 agreement that resolved earlier trademark litigation between the parties regarding use of certain Apple marks. Plaintiff sought an injunction, unspecified damages, and other relief. Trial took place from March 29, 2006 through April 5, 2006. Judgment was given in favor of the Company on May 8, 2006 and Apple Corps was ordered to pay a portion of the Company’s fees, the amount to be agreed or determined in a subsequent proceeding. Apple Corps filed an appeal from the judgment. The parties have reached a settlement and the matter is concluded. Settlement of this matter did not have a material effect on the Company’s financial position or results of operations.

Bader v. Anderson, et al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its then current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions and violations of California Business & Professions Code §17200 (unfair competition). Plaintiff alleges that the Company’s March 14, 2005, proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brings suit on the Company’s behalf, has made no demand on the Board of Directors and alleges that such demand is excused. Plaintiff seeks injunctive and other relief for purported injury to the Company. On July 27, 2005, plaintiff filed an amended complaint alleging that, in addition to the purported derivative claims, adoption of the bonus plan and distribution of the proxy statement describing that plan also inflicted injury on her directly as an individual shareholder. On January 10, 2006, the Court sustained defendants’ demurrer to the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on February 7, 2006, and the Company filed a demurrer. After a hearing on June 13, 2006, the Court sustained the demurrer without leave to amend as to the non-director officers and with leave to amend as to the directors. On July 24, 2006, plaintiff filed a third amended complaint, which purports to bring claims derivatively as well as directly on behalf of a class of common stockholders who have been or will be harmed by virtue of the allegedly misleading proxy statement. In addition to reasserting prior causes of action, the third amended complaint includes a claim that the Company violated the terms of the plan, and a claim for waste related to restricted stock unit grants to certain officers in 2003 and 2004 and an option grant to the Company’s CEO in January 2000. The Company filed a demurrer to the third amended complaint. On January 30, 2007, the Court sustained the Company’s demurrer with leave for the plaintiffs to file a fourth amended complaint by May 8, 2007.

Baghdasarian, et al. v. Apple Computer, Inc.

Plaintiffs filed this action in Los Angeles County Superior Court on October 31, 2005, on behalf of a purported nationwide class of all purchasers of all Apple wireless products (router, modem, or adaptor) sold at any time. The complaint alleged that the Company misrepresented the transmission rates of these products. The complaint alleged causes of action for breach of express warranty and for violations of the Consumer Legal Remedies Act, California Business & Professions Code §17200 (unfair competition), and California Business & Professions Code §17500 (false advertising). The complaint sought damages and equitable remedies. On December 15, 2005, the Company filed an answer denying all allegations and asserting numerous affirmative defenses. The parties have reached a settlement and the matter is concluded. The settlement did not have a material effect on the Company’s financial position or results of operations.

Birdsong v. Apple Computer, Inc.

This action alleges that the Company’s iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users. The Birdsong action was initially filed on January 30, 2006 in the United States District Court for the Western District of Louisiana asserting Louisiana causes of action on behalf of a purported Louisiana class of iPod purchasers. A similar action (Patterson v. Apple Computer, Inc.) was filed on January 31, 2006 in the United States District Court for the Northern District of California asserting California causes of action on behalf of a purported class of all iPod purchasers within the four-year period before January 31, 2006.  The Birdsong action was transferred to the Northern District of California, and the Patterson action was dismissed. An amended complaint was subsequently filed in Birdsong, dropping the Louisiana law-based claims and adding California law-based claims equivalent to those in Patterson. After the Company filed a motion to dismiss on November 3, 2006, plaintiffs agreed not to oppose the motion and filed a second amended complaint on January 16, 2007. That complaint alleges California law-based claims for breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act and negligent misrepresentation on behalf of a putative nationwide class and a Louisiana law-based claim for redhibition for a Louisiana sub-class.  On March 1, 2007, the Company filed a motion to dismiss the California law based claims.

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

Cisco Systems, Inc. et al v. Apple Inc.

Plaintiffs Cisco Systems, Inc., Cisco Technology, Inc. and Cisco-Linksys LLC filed this action on January 10, 2007 in the United States District Court for the Northern District of California alleging that the Company was infringing Cisco’s “iPhone” trademark. The complaint included causes of action for trademark infringement under the Lanham Act, unfair competition and other related claims. Plaintiffs sought an injunction, damages, and other relief. The parties have reached a settlement and the matter is concluded. Settlement of this matter did not have a material effect on the Company’s financial position or results of operations.

Cisco Technology, Inc. v. Apple Inc.

Plaintiff Cisco Technology, Inc. filed a claim in the High Court of Justice, Chancery Division, in London on January 12, 2007 alleging that the Company was infringing Cisco’s “iPhone” trademark. Cisco sought an injunction, unspecified damages, and other relief. The parties have reached a settlement and the matter is concluded. Settlement of this matter will not have a material effect on the Company’s financial position or results of operations.

European Commission Investigation

The European Commission is investigating certain matters relating to the iTunes Stores in Europe. The European Commission had previously notified the Company that it was investigating claims made by Which?, a United Kingdom (“U.K.”) consumer association, that the Company is violating EU competition law by charging more for online music in the U.K. than in Eurozone countries and preventing U.K. consumers from purchasing online music from the iTunes Store for Eurozone countries. The Which? claims were originally lodged with the U.K. Office of Fair Trading, which subsequently referred them to the European Commission.

On March 30, 2007, the European Commission issued Statements of Objections to the major record labels, Apple Inc. and iTunes S.à.r.l.  In the Statements of Objections, the Commission challenges provisions in the agreements pursuant to which each major record company authorizes iTunes S.à.r.l. to distribute digital music downloads through the iTunes Store. The Commission contends that, because of these provisions, residents of the European Economic Area are only permitted to buy music from the iTunes Store for the country that issued the customer’s credit card. The Commission contends that these provisions are territorial sales restrictions which violate Article 81 of the European Community Treaty. The Commission seeks fines and behavioral relief.

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

Gordon v. Apple Computer, Inc.

Plaintiff filed this purported class action on August 31, 2006 in the United States District Court for the Northern District of California, San Jose Division, on behalf of a purported nationwide class of consumers who purchased 65W Power Adapters for iBooks and Powerbooks between November 2002 and the present. The complaint alleges various problems with the 65W Adapter, including fraying, sparking, and premature failure. Plaintiffs allege violations of California Business & Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act, the Song-Beverly Consumer Warranty Act and breach of warranties. The complaint seeks damages and equitable relief. The Company filed an answer on October 20, 2006 denying the material allegations and asserting numerous affirmative defenses. A mediation was held on March 13, 2007. The litigation has been suspended pending ongoing settlement discussions.

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

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. Patent 5,280,371 entitled “Directional Diffuser for a Liquid Crystal Display.” Plaintiffs seek unspecified damages and other relief. The Company filed an answer on December 21, 2004 denying all material allegations and asserting numerous affirmative defenses. The Company has tendered the case to several liquid crystal display manufacturer suppliers. On May 18, 2005 the Court stayed the case against the Company and the other non-manufacturer defendants. Plaintiffs filed an amended complaint on November 7, 2005 adding additional defendants and expanding the scope of the accused products. Given the stay, the Company’s response to the amended complaint is not yet due.

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

A Consolidated Shareholder Derivative Complaint was filed on December 18, 2006, and a First Amended Shareholder Derivative Complaint was filed on March 6, 2007.

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

On November 3, 2006, the Boston Retirement Board, a purported shareholder, filed a petition for writ of mandate against the Company in California Superior Court for the County of Santa Clara County (Boston Retirement Board v. Apple Computer Inc.). The petition seeks to compel the Company to allow inspection of certain corporate records relating to the Company’s option practices and the Special Committee’s investigation. On January 16, 2007, the Company filed a demurrer to the petition. The Court entered an order overruling the demurrer on March 13, 2007.

In re Apple iPod Nano Products Liability Litigation (formerly Wimmer v. Apple Computer, Inc.; Moschella, et al., v. Apple Computer, Inc.; Calado, et al. v. Apple Computer, Inc.; Kahan, et al., v. Apple Computer, Inc.; Jennings, et al., v. Apple Computer, Inc.; Rappel v. Apple Computer, Inc.; Mayo v. Apple Computer, Inc.; Valencia v. Apple Computer, Inc.; Williamson v. Apple Computer, Inc.; Sioson v. Apple Computer, Inc.

Beginning on October 19, 2005, eight complaints were filed in various United States District Courts and two complaints were filed in California State Court alleging that the Company’s iPod nano was defectively designed so that it scratches excessively during normal use, rendering the screen unreadable.

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

The two California State Court actions were coordinated on May 4, 2006, and assigned to the Hon. Carl West in Los Angeles Superior Court. Plaintiffs filed a Consolidated Amended Class Action Complaint on June 8, 2006, alleging violations of California state consumer protection, unfair competition, false advertising and warranty laws and claiming unjust enrichment. The Consolidated Complaint alleges a putative plaintiff class of all California residents who own an iPod nano containing a manufacturing defect that results in the nano being susceptible to excessive scratching. The Company answered the Consolidated Amended Complaint on October 6, 2006.

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

Intertainer, Inc. v. Apple Computer, Inc., et al.

Plaintiff Intertainer, Inc. filed this action on December 29, 2006 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent number 6,925,469 entitled “Digital Entertainment Service Platform.” The complaint seeks unspecified damages and other relief. The Company filed an answer on February 21, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of noninfringement and invalidity.

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

Macadam v. Apple Computer, Inc.; Santos v. Apple Computer, Inc. (Santa Clara County Superior Court)

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

On December 19, 2005, Tom Santos, who was an original plaintiff in the Macadam case, filed a Fifth Amended Complaint on his own behalf (not on behalf of Macadam) alleging fraud, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising) and the Consumer Legal Remedies Act. The Company filed a demurrer to Santos’ amended complaint and a special motion to strike the defamation cause of action on January 20, 2006. The Court sustained the demurrer in part but denied the special motion to strike. Santos filed a Sixth Amended Complaint on July 14, 2006. The Company filed a demurrer, which was granted on September 9, 2006. Santos filed a Seventh Amended Complaint in late September, 2006. The Company filed a motion to strike, which was granted in part and denied in part on December 15, 2006. Santos filed an Eighth Amended Complaint on January 29, 2007. The Company filed a demurrer, which is set for hearing May 7, 2007. The Company filed a cross complaint against Santos on January 20, 2006 alleging violations of California Business & Professions Code §17200 and California Penal Code §502, fraud and deceit and breach of contract.

Macsolutions, Inc. v. Apple Computer, Inc.

Plaintiff Macsolutions, Inc., a former Apple authorized reseller, filed this lawsuit against the Company on January 20, 2006 alleging breach of contract, fraud, misappropriation of trade secrets, intentional interference with economic advantage, violation of the Cartwright Act, violation of California Business & Professions Code §17200 (unfair competition) and fraudulent concealment. The factual allegations in this complaint are similar to those in the Macadam case and the Branning class action. Principally, plaintiffs allege that the Company treated Macsolutions unfairly compared to other resellers, competed unfairly in opening the Apple retail stores and sold used goods as new. Macsolutions filed an amended complaint on June 5, 2006, adding Tech Data Corporation as a defendant. The Company filed an answer on July 5, 2006 generally denying all allegations and asserting numerous affirmative defenses. The case is in discovery and is set for trial on June 18, 2007.

OPTi Inc. v. Apple Inc.

Plaintiff OPTi Inc. filed this action against the Company on January 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent Nos. 5,710,906, 5,813,036 and 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses.”  The complaint seeks unspecified damages and other relief.

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

Saito Shigeru Kenchiku Kenkyusho (Shigeru Saito Architecture Institute) v. iPod; Apple Japan Inc. v. Shigeru Saito Architecture Institute

Plaintiff Saito filed a petition in the Japan Customs Office in Tokyo on January 23, 2007 alleging infringement by the Company of Japanese Patent No. 3852854, entitled “Touch Operation Input Device and Electronic Parts Thereof.” The petition seeks an order barring the importation into Japan of fifth generation iPods and second generation iPod nanos.  The Customs Office held a hearing on March 22, 2007.

Apple Japan, Inc. filed a Declaratory Judgment action against Saito on February 6, 2007, seeking a declaration that the ‘854 patent is invalid and not infringed. Saito filed a Counter Complaint for infringement seeking damages.

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, seeking authorization to institute a class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004 but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy. A class certification hearing took place January 13, 2006. On February 24, 2006, the Court granted class certification and notice was published during the last week of March 2006. Discovery is closed and the case is prepared for trial which is scheduled for October 15, 2007.

Texas MP3 Technologies Ltd v. Apple Inc. et al.

Plaintiff Texas MP3 Technologies Ltd. filed this action against the Company and other defendants on February 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,065,417 entitled “MPEG Portable Sound Reproducing System and A Reproducing Method Thereof.” The complaint seeks unspecified damages and other relief. The Company’s response to the complaint is not yet due.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.)

This is a consolidated case combining two cases previously pending under the names Charoensak v. Apple Computer Inc. (formerly Slattery v. Apple Computer Inc.) and Tucker v. Apple Computer, Inc. The original plaintiff (Slattery) in the Charoensak case filed a purported class action on January 3, 2005 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power. Plaintiff’s complaint alleged violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition), common law unjust enrichment and common law monopolization. Plaintiff sought unspecified damages and other relief. The Company filed a motion to dismiss on February 10, 2005. On September 9, 2005, the Court denied the motion in part and granted it in part. Plaintiff filed an amended complaint on September 23, 2005 and the Company filed an answer on October 18, 2005. In August 2006, the court dismissed Slattery without prejudice and allowed plaintiffs to file an amended complaint naming two new plaintiffs (Charoensak and Rosen). On November 2, 2006, the Company filed an answer to the amended complaint denying all material allegations and asserting numerous affirmative defenses.

Plaintiff filed the Tucker case as a purported class action on July 21, 2006 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. The complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition) and the California Consumer Legal Remedies Act. Plaintiff seeks unspecified damages and other relief. On November 3, 2006, the Company filed a motion to dismiss the complaint. On December 20, 2006, the Court denied the motion to dismiss. On January 11, 2007, The Company filed an answer denying all material allegations and asserting numerous defenses.

On March 20, 2007, the Court consolidated the two cases and ordered plaintiffs to file a consolidated complaint by April 19, 2007.

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

Vitt v. Apple Computer, Inc.

Plaintiff filed this purported class action on November 7, 2006 in the United States District Court for the Central District of California on behalf of a purported nationwide class of all purchasers of the iBook G4 alleging that the computer’s logic board fails at an abnormally high rate. The complaint alleges violations of California Business & Professions Code §17200 (unfair competition) and California Business & Professions Code §17500 (false advertising). Plaintiff seeks unspecified damages and other relief. The Company filed a motion to dismiss on

January 19, 2007, which the court granted on March 13, 2007. Plaintiffs filed an amended complaint on March 26, 2007.

Vogel v. Jobs et al.

Plaintiff filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. On January 19, 2007, the Court appointed the New York City Employees’ Retirement System as lead plaintiff. On March 23, 2007, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Section 14(a) and 20(a) of the Securities Exchange Act as well as state law. The Consolidated Complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. Defendants’ responses to the complaint are not yet due.

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

On June 29, 2006, the Company announced that an internal review had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, including a grant to its Chief Executive Officer (“CEO”), Steve Jobs. The Company also announced that a Special Committee of outside directors (“Special Committee”) had been formed and had hired independent counsel to conduct a full investigation of the Company’s past stock option granting practices. As a result of the internal review and independent investigation, management concluded, and the Audit and Finance Committee agreed, that incorrect measurement dates had been used for financial accounting purposes for certain stock option grants made before 2003. As a result, the Company recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and the Company restated certain previously filed financial statements included in the 2006 Form 10-K.

The internal review, the independent investigation, and related activities have required the Company to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from the Company’s business, and could in the future harm its business, financial condition, results of operations and cash flows.

While the Company believes it has made appropriate judgments in determining the correct measurement dates for its stock option grants, the SEC may disagree with the manner in which the Company has accounted for and reported, or not reported, the financial impact. Accordingly, there is a risk the Company may have to further restate its prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated. Moreover, if the SEC disagrees with the manner in which the Company has accounted for and reported, or not reported, the financial impact of past stock option grants, there could be delays in filing subsequent SEC reports that could subject the Company’s common stock to potential delisting from the NASDAQ Global Select Market.

The Company’s past stock option granting practices and the restatement of prior financial statements have exposed the Company to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part II, Item 1., “Legal Proceedings”, several derivative complaints and a class action complaint have been filed in state and federal courts against the Company and certain of the Company’s directors and executive officers pertaining to allegations relating to past stock option grants. The Company has provided the results of its internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard the Company has responded to informal requests for documents and additional information. The Company intends to continue full cooperation.

On April 24, 2007, the SEC filed an enforcement action against two former officers of the Company. In announcing the lawsuit, the SEC stated that it would not bring an enforcement action against the Company based in part on the Company’s “swift, extensive, and extraordinary cooperation in the Commission’s investigation.” According to the SEC’s statement, the Company’s “cooperation consisted of, among other things, prompt self-reporting, an independent internal investigation, the sharing of the results of that investigation with the government, and the implementation of new controls designed to prevent the recurrence of fraudulent conduct.”

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

The Company is subject to various legal proceedings and claims that are discussed in Part II, Item 1., “Legal Proceedings,” of this Form 10-Q. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. Results of legal proceedings cannot be predicted with certainty. In addition, regardless of its merit, litigation may be disruptive to the Company’s normal business operations, time-consuming, result in significant expenses, and cause the diversion of management attention. Should the Company fail to prevail in certain legal matters, or should several of these legal matters be resolved against the Company in the same reporting period, the Company’s financial condition, liquidity, or results of operations could be adversely affected.

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

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions, whether in the U.S. or abroad, have caused and could cause damage or disruption to international commerce and the global economy, and thus may have a strong negative impact on the global economy, the Company, and the Company’s suppliers, logistics providers or customers. The Company’s major business operations are subject to interruption by earthquake, other natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond its control. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. Because the Company does not carry earthquake insurance for direct quake-related losses, the Company’s operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or man-made disaster.

Although it is impossible to predict the occurrences or consequences of any such events including when the Company could resume operations, such events could result in a decrease in demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. In addition, should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The Company’s operating results and financial condition have been, and in the future may be, adversely affected by such events.

The global market for personal computers and related peripherals and services, digital music devices and related services, and mobile phones, is highly competitive. If the Company is unable to effectively compete in these markets, its results of operations could be adversely affected.

The global personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, and a large number of competitors. Price competition in the market for personal computers and related peripherals has been particularly intense as competitors who sell Windows and Linux based personal computers have aggressively cut prices and lowered their product margins for personal computing products. The Company’s results of operations and financial condition have been, and in the future may continue to be, adversely affected by these and other industry-wide pricing pressures and downward pressures on gross margins.

The global personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards. Further, as the global personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that include software applications and are smaller and simpler than traditional personal computers, may compete for market share with the Company’s existing products. Several competitors of the Company have targeted certain of the Company’s key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing. Several of the Company’s competitors have introduced digital music products and/or online stores offering digital music distribution that mimic many of the unique hardware and software designs, technical features, and solutions of the Company’s products. The Company has a significant number of competitors, many of whom have broader product lines and larger installed customer bases than those of the Company. Additionally, there has been a trend towards consolidation in the personal computer industry that has resulted in larger and potentially stronger competitors in the Company’s markets.

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

The Company is currently focused on market opportunities related to digital music and video distribution and related consumer electronic devices, including iPods. The Company faces significant competition from other companies promoting their own digital music and video products including MP3 players, music enabled cell phones, free peer-to-peer music and video services, and free streaming of digital content via the Internet. These competitors include both new entrants with different market approaches, such as content subscription services models, and also larger companies that may have significant technical, marketing, distribution, and other resources, as well as established hardware, software, and digital content supplier relationships. Failure to effectively compete could negatively affect the Company’s operating results and financial position. The Company expects competition in this space to intensify as competitors attempt to imitate the Company’s approach to tightly integrating these components within their individual offerings or work more collaboratively with each other to offer solutions that are more integrated than those they offer currently. Some of these current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings. There can be no assurance the Company will be able to continue to provide products and services that effectively compete in these markets. The Company may also have to respond to price competition by lowering prices and/or increasing features which could adversely affect the Company’s music product gross margins as well as overall Company gross margins.

With the public demonstration of the iPhone in January 2007, the Company has announced its plan to compete with mobile communication device companies. This is a highly competitive market with several large, well funded, and experienced competitors, and the Company may not be able to compete successfully. This market has aggressive pricing practices, frequent product introductions, evolving technologies, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, and a large number of competitors with substantial experience and technological and financial resources. The Company’s operating results and financial condition may be adversely affected should it be unable to effectively compete in this market.

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

Future operating results are dependent upon the Company’s ability to obtain key components at favorable prices and in sufficient quantities, including microprocessors and NAND flash memory.

Certain key components including, but not limited to, microprocessors, enclosures, certain LCDs, certain optical drives, and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources which subjects the Company to supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to, NAND flash memory, DRAM memory, and certain LCDs, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of critical components at favorable pricing, and there is no guarantee that the Company will be able to extend or renew these agreements when they expire. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can adversely affect gross margins and operating margins. Indeed, the Company expects to experience decreases in its gross margin percentage as compared to current levels due in part to current and expected future price increases for certain components.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Gross Margin.”

In addition to the impact of general market conditions for components, new products introduced by the Company often utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers’ yields have matured. The Company and other producers in the personal computer and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products. The Company uses some components that are not common to the rest of the personal computer or consumer electronics industries. Continued availability of these components at acceptable prices may be affected if producers decide to concentrate on the production of components other than those customized to meet the Company’s requirements. If the supply of a key component for a new or existing product were delayed or constrained, or if such components were available only at significantly higher prices, the Company’s results of operations and financial condition could be adversely affected.

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

Due to the highly volatile and competitive nature of the personal computer and consumer electronics industries, which are characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies, enhance existing products to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of the Company’s existing products. The success of new product introductions is dependent on a number of factors, including timely and successful completion of development efforts; market acceptance; the Company’s ability to manage the risks associated with new products and production ramp issues; the availability of application software for new products; the effective management of purchase commitments and inventory levels in line with anticipated product demand; the availability of products in appropriate quantities and costs to meet anticipated demand; and the risk that new products, including the iPhone, may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect new products will have on its sales or results of operations.

During calendar year 2006, the Company transitioned its Macintosh line of computers from the PowerPC to Intel microprocessors. This transition has been and will continue to be subject to numerous risks and uncertainties including the timely innovation and delivery of related software products to support Intel microprocessors and the development and availability on acceptable terms of components and services essential to enable the Company to timely deliver Intel-based Macintosh computers. In addition, the Company is dependent on third-party software developers such as Microsoft and Adobe to timely develop current and future applications that run on Intel-based Macintosh computers. Microsoft Office is not currently available in a Universal version that can run natively on both Intel and Power-PC-based Macintosh computers. Additionally, there can be no assurance that the Company will be able to maintain its historical gross margin percentages on its products, including Intel-based Macintosh computers, which may adversely impact the Company’s results of operations.

The recently announced iPhone, which is expected to begin shipping in June 2007, will be subject to certification and regulation by governmental and standardization bodies, as well as by wireless carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements or changes to the iPhone. Any such slowdown in the certification process may delay the iPhone ship date, which may adversely affect the Company’s results of operations.

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

The Company records a write-down for inventories of components and products that have become obsolete or are in excess of anticipated demand or net realizable value and accrues necessary reserves for cancellation fees for orders of products and components that have been cancelled. Although the Company believes its inventory and related provisions are currently adequate, given the rapid and unpredictable pace of product obsolescence in the global personal computer, consumer electronics and mobile communication device industries, no assurance can be given that the Company will not incur additional inventory and related charges. In addition, such charges have had, and may have, a material effect on the Company’s financial position and results of operations.

The Company must order components for its products and build inventory in advance of product announcements and shipments. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes there is a risk the Company will forecast incorrectly and produce or order from third parties excess or insufficient inventories of particular products or components. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. The Company’s operating results and financial condition have been in the past and may in the future be materially adversely affected by the Company’s ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

The Company is dependent on component and product manufacturing and logistics services provided by third parties, many of whom are located outside of the U.S.

Most of the Company’s components and products are manufactured in whole or in part by third-party manufacturers, many of which are located outside of the U.S. A significant concentration of this outsourced manufacturing is currently performed by only a few third-party manufacturers, often in single locations. In addition, the Company has outsourced much of its transportation and logistics management. While outsourcing arrangements may lower the cost of operations, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured or services rendered, or the flexibility of the Company to respond to changing market conditions. In addition, the Company is reliant on third-party manufacturers to adhere to the Company’s supplier code of conduct. Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could adversely affect the Company’s reputation and future operating results and financial condition.

Final assembly of products sold by the Company is currently performed in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California; Fullerton, California; the Republic of Korea; the People’s Republic of China; and the Czech Republic. Currently, manufacturing of many of the components used in the Company’s products is performed by third-party vendors in the U.S., China, Japan, Korea, and Singapore. Final assembly of substantially all of the Company’s portable products, including MacBook Pros, MacBooks, and iPods, is performed by third-party vendors in China. The Company also anticipates that final assembly of the iPhone, which is expected to ship in June 2007, will be performed in China. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, labor, environmental, public health, or political issues, or due to information technology system failures or military actions, the Company’s results of operations and financial condition could be adversely affected.

The Company’s future operating performance is dependent on the performance of distributors and other resellers of the Company’s products.

The Company distributes its products through wholesalers, resellers, national and regional retailers, value added resellers, and cataloguers, many of whom distribute products from competing manufacturers. The Company plans to distribute the iPhone in the U.S. through its online and retail stores as well as through AT&T Mobility’s online and retail stores. In addition, the Company sells many of its products and resells certain third-party products in most of its major markets directly to end-users, certain education customers, and certain resellers through its online stores around the world and its retail stores. Many of the Company’s resellers operate on narrow product margins and have been negatively impacted in the past by weak economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company’s distribution and retail channel partners. The Company’s business and financial results could be adversely affected if the financial condition of these resellers weakens, if resellers within consumer channels were to cease distribution of the Company’s products, or if uncertainty regarding demand for the Company’s products caused resellers to reduce their ordering and marketing of the Company’s products. The Company has invested and will continue to invest in various programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors and improving product placement displays. These programs could require a substantial investment from the Company, while providing no assurance of return or incremental revenue to offset this investment.

Over the past several years, an increasing proportion of the Company’s net sales have been made by the Company directly to end-users through its online stores around the world and through its retail stores in the U.S., Canada, Japan, the U.K., and Italy. Additionally, the Company has announced its plans to open stores in other European and Asian countries and is exploring additional international store locations. Some of the Company’s resellers have perceived this expansion of the Company’s direct sales as conflicting with their own businesses and economic interests as distributors and resellers of the Company’s products. Perception of such a conflict could discourage the Company’s resellers from investing additional resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of the Company’s products. The Company’s business and financial results could be adversely affected if expansion of its direct sales to end-users causes some or all of its resellers to cease or limit distribution of the Company’s products.

The Company relies on third-party digital content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with third parties to offer their digital content to customers through the Company’s iTunes Store. The Company pays substantial fees to obtain the rights to offer to its customers this third-party digital content. The Company’s licensing arrangements with these third-party content providers are short-term in nature and do not guarantee the future renewal of these arrangements at commercially reasonable terms, if at all. Certain parties in the music industry have consolidated and formed alliances, which could limit the availability and increase the fees required to offer digital content to customers through the iTunes Store. Some third-party content providers currently or may in the future offer music products and services that compete with the Company’s music products and services, and could take action to make it more difficult or impossible for the Company to license their digital content in the future. Further, other distributors of third-party content or third-party content owners may seek to limit the Company’s access to or increase the total cost of such content. If the Company is unable to continue to offer a wide variety of digital content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach outside the U.S., then sales and gross margins of the Company’s iTunes Store, as well as related hardware and peripherals, including iPods and Apple TV, may be adversely affected.

Third-party content providers, artists, and studios require that the Company provide certain digital rights management (“DRM”) solutions and other security mechanisms. If the requirements from content providers, artists, or studios change, then the Company may be required to further develop or license technology to address such new rights and requirements. In addition, certain countries have passed legislation or may propose legislation that would force the Company to license its DRM solutions so that content would be interoperable with competitor devices, which could lessen the protection of content and subject it to piracy and could also affect arrangements with the Company’s content suppliers. There is no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner, if at all, which could have a materially adverse effect on the Company’s operating results and financial position.

The Company’s future performance is dependent upon support from third-party software developers. If third-party software applications cease to be developed or available for the Company’s hardware products, then customers may choose not to buy the Company’s products.

The Company believes decisions by customers to purchase the Company’s personal computers, as opposed to Windows-based systems, are often based on the availability of third-party application software such as Microsoft Office. The Company also believes the availability of third-party application, gaming, and other software for the Company’s hardware products depends in part on third-party developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products versus software for the larger Windows market or growing Linux market. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the minority market share held by the Company in the global personal computer market has caused software developers to question the Company’s prospects in the global personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market or growing Linux market. The Company’s recent announcement that it plans to add a feature to the next version of Mac OS X that will enable Intel-based Macintosh systems to run Windows XP may deter developers from creating software applications for Mac OS X if such applications are available for the Windows platform. Moreover, there can be no assurance software developers will continue to develop software for Mac OS X on a timely basis or at all.

During calendar year 2006, the Company transitioned its Macintosh line of computers from the PowerPC to Intel microprocessors. The Company depends on third-party software developers to timely develop current and future Universal applications. A Universal version of Microsoft Office and certain other important applications are currently not available. The lack of Universal applications that run on Intel-based Macintosh systems could have a materially adverse effect on the Company’s operating results and financial position.

In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers, such as Microsoft and Adobe, to develop, maintain, and upgrade similar or competitive software for the Company’s products. The Company currently markets and sells a variety of software applications for use by professionals, consumers, creative, and education customers that could influence the decisions of third-party software developers to develop or upgrade Macintosh-compatible software products. Software applications currently marketed by the Company include software for professional film and video editing, professional compositing and visual effects for large format film and video productions, professional music production and music post production, professional and consumer DVD encoding and authoring, professional digital photo editing and workflow management, consumer digital video and digital photo editing and management, digital music management, desktop-based database management, word processing, and high-quality presentations. Discontinuance of third-party software products for the Macintosh platform could have an adverse effect on the Company’s net sales and results of operations.

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

Because of technological changes in the global personal computer and consumer electronics industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time-consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company’s future operating results and financial condition could be adversely affected. Information regarding certain claims and litigation involving the Company related to alleged patent infringement and other matters is set forth in Part II, Item 1., “Legal Proceedings,” of this Form 10-Q. In the opinion of management, the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would individually or in the aggregate have a material adverse effect on its results of operations or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part II, Item 1., “Legal Proceedings,” of this Form 10-Q or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Additionally, with the recently announced iPhone, the Company will compete with mobile communication device companies who hold significant patent portfolios. Regardless of the scope or validity of any such patents or the merits of any potential patent claims by competitors, the Company may have to engage in protracted litigation, enter into expensive agreements or settlements and/or modify its products in response to these patents, and may be time-consuming causing the diversion of management and technical personnel attention. Any of these events could materially adversely impact the Company’s results of operations and financial condition.

The Company’s retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through April 30, 2007, the Company had opened 180 retail stores. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 20 years, the majority of which are for 10 years. The Company could incur substantial costs should it choose to terminate these commitments or close individual stores. Such costs could adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of personnel costs, depreciation of store construction costs, and lease expense. As a result, significant losses would result should the Retail segment experience a significant decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high-profile venues that function as vehicles for certain corporate sales and marketing activities, corporate briefings, and to promote brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened eight such stores through April 30, 2007. Because of their location and size, these high-profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 14 years with total remaining commitments per location ranging from $3 million to $31 million. Closure or poor performance of any of these high-profile stores could have a significant negative impact on the Company’s results of operations and financial condition.

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

The Company has and may in the future invest in new business strategies or engage in acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management’s attention away from current business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with the strategy; inadequate return of capital; and unidentified issues not discovered in the Company’s due diligence process. Because these new ventures are inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not materially adversely affect the Company’s business, operating results or financial condition.

Declines in the sales of the Company’s professional products, software, accessories, or service and support contracts, or increases in sales of consumer products, including iPods, may negatively impact the Company’s gross margin and operating margin percentages.

The Company’s professional products, including MacBook Pro and Mac Pro systems, software, accessories, and service and support contracts, generally have higher gross margins than the Company’s consumer products, including the iMac, Mac mini, MacBook, iPod, and content from the iTunes Store. A shift in sales mix away from higher margin products and services towards lower margin products and services could adversely affect the Company’s future gross margin and operating margin percentages. The Company’s traditional professional customers may choose to buy consumer products, specifically the iMac and MacBook, instead of professional products. Professional users may choose to buy the iMac due to its relative price performance and unique design featuring a flat panel screen. Professional users may also choose to purchase MacBooks instead of the Company’s professional-oriented portable products due to their price performance and screen size. Additionally, significant future growth in iPod sales without corresponding growth in higher margin product sales could also reduce gross margin and operating margin percentages.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. The Company’s direct sales, primarily through its retail and online stores, generally have higher associated profitability than its indirect sales through its channel partners. In addition the Company’s gross margin and operating margin percentages, as well as overall profitability may be adversely impacted as a result of a shift in product, geographic or channel mix, or new product announcements, including the iPhone. The Company generally sells more product during the third month of each quarter than it does during either of the first two months, a pattern typical in the global personal computer and consumer electronics industries. This sales pattern can produce pressure on the Company’s internal infrastructure during the third month of a quarter and may adversely impact the Company’s ability to predict its financial results accurately. Furthermore, the Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to other quarters in the fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components suppliers, or manufacturing partners, could have significant adverse impacts on the Company and its results of operations and financial condition.

The Company has higher research and development and selling, general and administrative costs, as a percentage of revenue, than many of its competitors.

The Company’s ability to compete successfully and maintain attractive gross margins, operating margins, and revenue growth is heavily dependent upon its ability to ensure a continuing and timely flow of innovative and competitive products and technologies to the marketplace. The Company is generally unique in that it designs and develops the entire solution for its personal computers and consumer electronics products, including the hardware, operating system, several software applications, and related services. As a result of this investment and the Company’s size, the Company generally incurs higher research and development costs as a percentage of revenue than its competitors. Many of these competitors seek to compete aggressively on price and maintain very low cost structures. Further, as a result of the expansion of the Company’s Retail segment and costs associated with marketing the Company’s brand including its unique operating system, the Company incurs higher selling costs as a percentage of revenue than many of its competitors. If the Company is unable to continue to develop and sell innovative new products with attractive gross and operating margins, its results of operations may be materially adversely affected by its operating cost structure.

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

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including its Chief Executive Officer, members of its executive team, and those in technical, marketing and staff positions. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company’s key employees are located. The Company has relied on its ability to grant stock options as one mechanism for recruiting and retaining this highly skilled talent. Recent accounting regulations requiring the expensing of stock options have resulted in increased stock-based compensation expense, which has caused the Company to reduce the number of stock-based awards issued to employees. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

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

Further information related to the Company’s global market risks may be found in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” of the 2006 Form 10-K for the year ended September 30, 2006 under the subheading “Foreign Currency Risk” and may be found in Part II, Item 8., “Financial Statements and Supplementary Data,” of the 2006 Form 10-K at Notes 1 and 3 of Notes to Consolidated Financial Statements.

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

For additional discussion of these and other factors affecting the Company’s future results and financial condition, see Item 1., “Business” in the Company’s 2006 Form 10-K.

Item 6. Exhibits

 (a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed/Furnished Herewith

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88

3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00

3.3	By-Laws of the Company, as amended through June 7, 2004.	10-Q	6/26/04

3.4	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05

3.5	Certificate of Ownership as filed with the Secretary of State of the State of California on January 9, 2007.	8-K	1/9/07

4.1	Specimen Stock Certificate	10-Q	12/30/06

4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97

10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91

10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92

10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97

10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97

10.A.6	Apple Computer, Inc. Employee Stock Purchase Plan, as amended through April 21, 2005.	10-Q	3/26/05

10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97

10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97

10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.A.50	1997 Director Stock Option Plan.	10-Q	3/27/98

10.A.51	2003 Employee Stock Plan, as amended through November 9, 2005.	10-K	9/24/05

10.A.52	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.A.53	Option Cancellation and Restricted Stock Award Agreement dated as of March 19, 2003 by and between the Registrant and Steven P. Jobs.	10-Q	6/28/03

10.A.54	Form of Restricted Stock Unit Award Agreement.	10-Q	3/27/04

10.A.54-1	Alternative Form of Restricted Stock Unit Award Agreement.	10-K	9/24/05

10.A.55	Apple Computer, Inc. Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05

10.A.56	Form of Election to Satisfy Tax Withholding with Stock.	8-K	8/15/05

10.A.57	Form of Option Agreements.	10-K	9/24/05

10.B.19*	Purchase Agreement effective August 10, 2005 between the Registrant and Freescale Semiconductor, Inc.	10-K	9/24/05

14.1	Code of Ethics of the Company.	10-K	9/27/03

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.			X

31.2**	Rule13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.			X

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.			X

* Confidential treatment requested as to certain portion of this exhibit.

** Filed herewith.

*** Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2007	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and Chief Financial Officer