Form 10-Q
period 2007-06-30
APPLE INC
filed 2007-08-08
CIK 320193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Yes ☐    No  ☒

869,640,955 shares of common stock issued and outstanding as of July 25, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net sales	$5,410	$4,370	$17,789	$14,478
Cost of sales (1)	3,415	3,045	11,725	10,292
Gross margin	1,995	1,325	6,064	4,186
Operating expenses:
Research and development (1)	208	175	575	533
Selling, general, and administrative (1)	746	584	2,140	1,808

Total operating expenses	954	759	2,715	2,341

Operating income	1,041	566	3,349	1,845

Other income and expense	155	95	429	252

Income before provision for income taxes	1,196	661	3,778	2,097

Provision for income taxes	378	189	1,186	650

Net income	$818	$472	$2,592	$1,447

Earnings per common share:
Basic	$0.94	$0.55	$3.01	$1.72
Diluted	$0.92	$0.54	$2.92	$1.65

Shares used in computing earnings per share (in thousands):
Basic	866,806	851,375	862,500	840,759
Diluted	890,671	876,368	887,095	876,971

(1) Stock-based compensation expense was allocated as follows:
Cost of sales	$10	$6	$25	$16
Research and development	$20	$12	$56	$40
Selling, general, and administrative	$35	$19	$93	$67

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share amounts)

	June 30, 2007	September 30, 2006
ASSETS:

Current assets:
Cash and cash equivalents	$7,118	$6,392
Short-term investments	6,649	3,718
Accounts receivable, less allowances of $47 and $52, respectively	1,410	1,252
Inventories	251	270
Deferred tax assets	687	607
Other current assets	2,630	2,270
Total current assets	18,745	14,509

Property, plant and equipment, net	1,626	1,281
Goodwill	38	38
Acquired intangible assets, net	237	139
Other assets	1,001	1,238

Total assets	$21,647	$17,205

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$3,660	$3,390
Accrued expenses	3,332	3,053
Total current liabilities	6,992	6,443
Non-current liabilities	1,251	778
Total liabilities	8,243	7,221

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 869,161,821 and 855,262,568 shares issued and outstanding, respectively	5,149	4,355
Retained earnings	8,199	5,607
Accumulated other comprehensive income	56	22
Total shareholders’ equity	13,404	9,984

Total liabilities and shareholders’ equity	$21,647	$17,205

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	June 30, 2007	July 1, 2006
Cash and cash equivalents, beginning of the period	$6,392	$3,491
Operating Activities:
Net income	2,592	1,447
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	224	159
Stock-based compensation expense	174	123
Provision for deferred income taxes	206	201
Gain on sale of PowerSchool net assets	—	(4)
Loss on disposition of property, plant, and equipment	7	5
Changes in operating assets and liabilities:
Accounts receivable	(158)	(194)
Inventories	19	(48)
Other current assets	(363)	(880)
Other assets	254	(1,113)
Accounts payable	270	734
Other liabilities	549	735
Cash generated by operating activities	3,774	1,165
Investing Activities:
Purchases of short-term investments	(9,587)	(4,393)
Proceeds from maturities of short-term investments	4,246	7,827
Proceeds from sales of short-term investments	2,420	175
Purchases of long-term investments	(6)	(12)
Proceeds from sale of PowerSchool net assets	—	40
Purchases of property, plant, and equipment	(530)	(512)
Payment for acquisition of intangible assets	(222)	—
Other	34	(39)
Cash (used for) generated by investing activities	(3,645)	3,086
Financing Activities:
Proceeds from issuance of common stock	294	286
Excess tax benefits from stock-based compensation	303	339
Repurchases of common stock	—	(354)
Cash generated by financing activities	597	271
Increase in cash and cash equivalents	726	4,522
Cash and cash equivalents, end of the period	$7,118	$8,013

Supplemental cash flow disclosure:

Cash paid for income taxes, net	$688	$108

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (“Apple” or the “Company”) designs, manufactures, and markets personal computers, portable digital music players, and mobile phones and sells a variety of related software, services, peripherals, and networking solutions. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh, iPod and iPhone compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers.

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements include the accounts of the Company.  Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior year amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.

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

Revenue Recognition

In March 2007, the Company began shipping Apple TV and in June 2007 began shipping iPhone.  For Apple TV and iPhone, the Company indicated it may provide future unspecified features and additional software products free of charge to customers.  Accordingly, Apple TV and iPhone handsets sales are accounted for under subscription accounting in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition.  As such, the Company defers the associated revenue and cost of goods sold at the time of sale, and recognizes both on a straight-line basis over the currently estimated 24-month economic life of these products.  Costs incurred by the Company for engineering, sales, and marketing are expensed as incurred.

The Company records revenue net of taxes collected from customers that are remitted to governmental authorities. These taxes are recorded as current liabilities until remitted to the relevant government authority.

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 86, Computer Software to be Sold, Leased, or Otherwise Marketed. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed.

In the second quarter of 2007, the Company determined that both Mac OS X version 10.5 Leopard (“Leopard”) and iPhone achieved technological feasibility. During the second and third quarters of 2007, the Company capitalized approximately $27 million and $26 million, respectively, of costs associated with the development of Leopard and iPhone. In accordance with SFAS No. 86, the capitalized costs related to Leopard and iPhone are amortized to cost of sales commencing when each respective product begins shipping and are recognized on a straight-line basis over a 3 year estimated useful life of the underlying technology.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended		Nine Months Ended
	6/30/07	7/1/06	6/30/07	7/1/06
Numerator (in millions):

Net income	$818	$472	$2,592	$1,447

Denominator:
Weighted-average shares outstanding, excluding unvested restricted stock	866,806	851,375	862,500	840,759
Effect of dilutive securities	23,865	24,993	24,595	36,212

Denominator for diluted earnings per share	890,671	876,368	887,095	876,971

Basic earnings per share	$0.94	$0.55	$3.01	$1.72

Diluted earnings per share	$0.92	$0.54	$2.92	$1.65

Potentially dilutive securities representing approximately 12.0 million and 3.0 million shares of common stock for the quarters ended June 30, 2007 and July 1, 2006, respectively, and 13.2 million and 3.3 million shares of common stock for the nine months ended June 30, 2007 and July 1, 2006, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. Potentially dilutive securities include stock options, shares to be purchased under the employee stock purchase plan, and RSUs.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of June 30, 2007, and September 30, 2006 (in millions):

	6/30/07	9/30/06
Cash	$184	$200

U.S. Treasury and Agency securities	—	52
U.S. Corporate Securities	5,169	4,309
Foreign Securities	1,765	1,831
Total cash equivalents	6,934	6,192

U.S. Treasury and Agency securities	368	447
U.S. Corporate Securities	5,192	2,701
Foreign Securities	1,089	570
Total short-term investments	6,649	3,718

Total cash, cash equivalents, and short-term investments	$13,767	$10,110

The Company’s U.S. Corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper issued by foreign companies, and certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. As of June 30, 2007 and September 30, 2006, approximately $2.1 billion and $921 million, respectively, of the Company’s short-term investments had underlying maturities ranging from one to five years.  The remaining short-term investments had maturities less than 12 months.

The gross and net unrealized losses on the Company’s investment portfolio were not significant as of June 30, 2007 and September 30, 2006. The unrealized losses on the Company’s investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities were caused primarily by changes in interest rates.  The Company typically invests in highly rated securities with low probabilities of default.  The Company’s investment policy requires investments to be rated single-A or better. Therefore, the Company considers the declines to be temporary in nature. As of June 30, 2007, the Company does not consider the investments to be other-than-temporarily impaired.

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

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange risk. Foreign currency forward and option contracts are used to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. Generally, the Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, or limited availability of appropriate hedging instruments. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments.  The Company records all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges and the ineffective portions of cash flow hedges are adjusted to fair value through earnings. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. Changes in value of fair value hedges are offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings. As of June 30, 2007, the Company had a net deferred loss associated with cash flow hedges of approximately $2.7 million, net of taxes, all of which is expected to be reclassified to earnings by the end of the first quarter of 2008.  As of the end of the third quarter of 2007, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of 2006.

Note 3  – Condensed Consolidated Financial Statement Details (in millions)

Other Current Assets

	6/30/07	9/30/06
Vendor non-trade receivables	$1,491	$1,593
NAND flash memory prepayments	441	208
Other current assets	698	469

Total other current assets	$2,630	$2,270

Property, Plant and Equipment, Net

	6/30/07	9/30/06
Land and buildings	$727	$626
Machinery, equipment, and internal-use software	826	595
Office furniture and equipment	102	94
Leasehold improvements	907	760
	2,562	2,075
Accumulated depreciation and amortization	(936)	(794)

Net property, plant and equipment	$1,626	$1,281

Other Assets

	6/30/07	9/30/06
Long-term NAND flash memory prepayments	$667	$1,042
Non-current deferred tax assets	29	—
Capitalized software development costs, net	64	21
Other assets	241	175

Total other assets	$1,001	$1,238

Accrued Expenses

	6/30/07	9/30/06
Deferred revenue-current	$1,063	$718
Deferred margin on component sales	451	324
Accrued warranty and related costs	253	284
Accrued marketing and distribution	234	298
Accrued compensation and employee benefits	203	221
Other accrued tax liabilities	462	388
Other current liabilities	666	820

Total accrued expenses	$3,332	$3,053

Non-Current Liabilities

	6/30/07	9/30/06
Deferred tax liabilities	673	$381
Deferred revenue-non-current	561	383
Other non-current liabilities	17	14

Total non-current liabilities	$1,251	$778

Other Income and Expense

	Three Months Ended		Nine Months Ended
	6/30/07	7/1/06	6/30/07	7/1/06
Interest income	$168	$99	$459	$274
Other expense, net	(13)	(4)	(30)	(22)

Other income and expense	$155	$95	$429	$252

Note 4 – Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 10 years.

The following table summarizes the components of gross and net intangible asset balances (in millions):

	June 30, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Definite lived and amortizable acquired technology	$203	$(66)	$137	$181	$(42)	$139
Indefinite lived and unamortizable trademarks	100	—	100	—	—	—

Total acquired intangible assets	$303	$(66)	$237	$181	$(42)	$139

Goodwill	$38	$—	$38	$38	$—	$38

Note 5 – Shareholders’ Equity

Preferred Stock

The Company has five million shares of authorized preferred stock, none of which is issued or outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Restricted Stock Units

The Company’s Board of Directors has granted RSUs to members of the Company’s senior management team, excluding its CEO. These RSUs generally vest over four years either at the end of the four-year service period, in two equal installments on the second and fourth anniversaries of the date of grant, or in equal installments on each of the first through fourth anniversaries of the grant date.  Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized on a straight-line basis over the requisite service period. The RSUs have been reflected in the calculation of diluted earnings per share utilizing the treasury stock method.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three and nine-month periods ended June 30, 2007 and July 1, 2006 (in millions):

	Three Months Ended		Nine Months Ended
	6/30/07	7/1/06	6/30/07	7/1/06

Net income	$818	$472	$2,592	$1,447
Other comprehensive income:
Net change in unrealized derivative gains/losses	3	1	—	(2)
Change in foreign currency translation	22	19	35	16
Net change in unrealized investment gains/losses	(1)	1	(1)	2
Total comprehensive income	$842	$493	$2,626	$1,463

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and nine-month periods ended June 30, 2007 and July 1, 2006 (in millions):

	Three Months Ended		Nine Months Ended
	6/30/07	7/1/06	6/30/07	7/1/06

Change in fair value of derivatives	—	$2	$1	$9
Adjustment for net gain (losses) realized and included in net income	3	(1)	(1)	(11)
Change in unrealized gain/losses on derivative instruments	$3	$1	$—	$(2)

The following table summarizes the components of accumulated other comprehensive income, net of taxes (in millions):

	As of 6/30/07	As of 9/30/06

Unrealized losses on investments	$(1)	$—
Unrealized gains on derivative investments	3	3
Cumulative foreign currency translation	54	19
Accumulated other comprehensive income	$56	$22

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards.  In the third quarter of 2007, the Company’s shareholders approved an amendment to the 2003 Employee Stock Plan to increase the number of shares authorized for issuance by 28 million shares.

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

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. In the third quarter of 2007, the Company’s shareholders approved an amendment to the Employee Stock Purchase Plan to increase the number of shares authorized for issuance by 6 million shares and limit the number of shares that may be purchased in any calendar year to 3 million shares.  As of June 30, 2007, approximately 7.0 million shares were reserved for future issuance under the Purchase Plan.

Stock Award Activity

A summary of the Company’s stock award activity and related information for the nine months ended June 30, 2007 is set forth in the following table (stock award amounts and aggregate intrinsic value are presented in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 30, 2006	54,994	52,982	$23.23
Additional Shares Authorized	28,000	—	—
RSUs Granted	(2,540)	—	—
Options Granted	(12,815)	12,815	$91.14
Options Cancelled	1,205	(1,205)	$51.48
RSUs Cancelled	20	—	—
Options Exercised	—	(12,628)	$17.29
Plan Shares Expired	(1)	—	—
Balance at June 30, 2007	68,863	51,964	$40.77	4.70	$4,227,002
Exercisable at June 30, 2007		27,432	$20.81	3.92	$2,778,430
Expected to Vest after June 30, 2007		24,532	$62.99	5.57	$1,448,572

Beginning in April 2005, each RSU granted under the 2003 Plan has reduced the number of shares available for grant under that plan by two shares.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of shares underlying the outstanding options. Total intrinsic value of options at time of exercise was $349 million and $961 million for the three and nine-month periods ended June 30, 2007, respectively, and $171 million and $1.1 billion for the three and nine-month periods ended July 1, 2006, respectively.

The income tax benefit related to stock-based compensation expense was $21 million and $49 million for the three and nine-month periods ended June 30, 2007, respectively, and $10 million and $36 million for the three and nine-month periods ended July 1, 2006.  As of June 30, 2007, $675 million of total unrecognized compensation cost related to stock options and RSUs is expected to be recognized over a weighted-average period of 3.03 years.

As of June 30, 2007, the Company had 4.67 million RSUs outstanding with a total grant-date fair value of $245 million, which were excluded from the options outstanding balances in the preceding table.  No RSUs were granted or vested during the third quarter of 2007.  The weighted-average grant date fair value of RSUs granted during the first nine months of 2007 was $86.67.  Aggregate intrinsic value of RSUs at June 30, 2007 was $570 million.

There were no grants or forfeitures of restricted stock during the three or nine-month periods ended June 30, 2007.  There was no outstanding restricted stock as of June 30, 2007.

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

The assumptions used for the three and nine-month periods ended June 30, 2007 and July 1, 2006 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended		Nine Months Ended
	6/30/07	7/1/06	6/30/07	7/1/06
Expected life of stock options	3.46 years	3.54 years	3.46 years	3.56 years
Expected life of stock purchases	6 months	6 months	6 months	6 months
Interest rate - stock options	4.74%	4.87%	4.63%	4.52%
Interest rate - stock purchases	5.09%	4.46%	5.17%	3.93%
Volatility - stock options	37.40%	39.50%	37.74%	40.27%
Volatility - stock purchases	41.34%	31.39%	41.10%	39.14%
Expected dividend yields	—	—	—	—

Weighted-average fair value of options granted during the period	$36.64	$23.16	$30.42	$23.39
Weighted-average fair value of employee stock purchases during the period	$21.94	$16.82	$19.21	$13.75

Note 6 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are for terms of 5 to 15 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options.  As of September 30, 2006, the Company’s total future minimum lease payments under noncancelable operating leases were $1.2 billion, of which $887 million related to leases for retail space.  As of June 30, 2007, total future minimum lease payments related to leases for retail space increased $113 million to $1.0 billion.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three and nine-month periods ended June 30, 2007 and July 1, 2006 (in millions):

	Three Months Ended		Nine Months Ended
	6/30/07	7/1/06	6/30/07	7/1/06

Beginning accrued warranty and related costs	$271	$255	$284	$188
Cost of warranty claims	(76)	(64)	(207)	(215)
Accruals for product warranties	58	96	176	314
Ending accrued warranty and related costs	$253	$287	$253	$287

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition, liquidity or results of operations.  Therefore, the Company did not record a liability for infringement costs as of either June 30, 2007 or September 30, 2006.

Concentrations in the Available Sources of Supply of Materials and Product

Certain key components including, but not limited to, microprocessors, enclosures, certain LCDs, certain optical drives, and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources which subjects the Company to supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to, NAND flash memory, DRAM memory, and certain LCDs, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of critical components at favorable pricing, and there is no guarantee that the Company will be able to extend or renew these agreements when they expire. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can adversely affect gross margins and operating margins. In addition, the Company uses some components that are not common to the rest of the global personal computer and consumer electronics industries, and new products introduced by the Company often utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers.  If the supply of a key single-sourced component to the Company were to be delayed or curtailed, or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company’s ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. Finally, significant portions of the Company’s CPUs, iPods, iPhones, logic boards, and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company’s outsourcing partners, often in single locations. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments.

Long-Term Supply Agreements

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010.  As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. Approximately $142 million of the prepayment had been utilized by the Company as of June 30, 2007.

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

Note 7 - Segment Information and Geographic Data

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific, Retail, and FileMaker operations. The Company’s four geographical segments, together with the Retail segment, all sell the same products to the same types of customers. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail operations. The Americas, Europe, and Japan reportable segments exclude activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, the U.K., and Italy. Other operating segments include Asia-Pacific, which includes Australia and Asia except for Japan, and the Company’s subsidiary, FileMaker, Inc.  Each reportable geographic operating segment provides similar hardware and software products and similar services, and as of June 30, 2007 the accounting policies of the various segments are the same as those described in the Company’s 2006 Form 10-K in Note 1, “Summary of Significant Accounting Policies.”

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers, and net sales for the Retail segment are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets such as cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress not subject to depreciation. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment. Capital expenditures by the Retail segment were $88 million and $54 million during the third quarters of 2007 and 2006, respectively, and $164 million and $136 million during the first nine months of 2007 and 2006, respectively.

From the establishment of the Retail segment in fiscal 2001 through the quarter ended March 31, 2007, Company management assessed the segment’s operating performance differently from the Company’s other operating segments. Because the Company’s Retail initiative was an unproven concept at inception, management chose to measure the Retail segment’s performance in a manner that would allow comparability to the Company’s major channel partners operating retail stores in the U.S. There were three significant differences in the measurement of the Retail segment’s results relative to the Company’s other operating segments. First, the Retail segment’s operating income reflected cost of sales for Apple products at amounts normally charged to Apple’s major U.S. channel partners for the same products, less the cost of the Company’s sales programs and other costs to support those partners. Second, the cost of sales of the Company’s service and support contracts, including the AppleCare Protection Plan (“APP”) and .Mac, were reflected in the Retail segment’s results at the costs charged to major channel partners for such contracts, and all associated revenue was reflected in the Retail segment’s results at the time of sale rather than being amortized over the lives of the respective agreements. Because the Company had not yet earned the revenue or incurred the cost associated with the sale of such contracts, an offset to these amounts was recognized in other segments’ net sales and cost of sales. Third, the Company allocated certain expenses related to the operation of its high-profile stores to corporate marketing expense.

Having operated the Company’s Retail stores successfully for more than six years, management believes its Retail initiative is a proven concept that will continue to be an integral element of the Company’s distribution and marketing strategies. Additionally, the Company expects sales of iPhone by the Company’s geographic operating segments to generate significant levels of deferred revenue and deferred cost of sales over time. In consideration of these factors, management has determined that beginning with the quarter ended June 30, 2007, aligning measurements for the performance of the Retail segment with those used for the Company’s other operating segments provides the most meaningful information. Accordingly, management has begun to measure the Retail segment’s operating performance in a manner generally consistent with the Company’s other operating segments. The cost of sales of the Company’s products sold through the Retail segment is now reflected at amounts similar to the cost of sales of the same products reflected in the Company’s other operating segments. Revenue from APP and .Mac contracts sold through the Retail segment is now being recognized over the lives of the respective service agreements. Additionally, the Retail segment is applying the same subscription accounting to iPhone net sales and cost of sales that the Company’s other operating segments apply. Management believes aligning measurements for the performance of the Retail segment with those used for the Company’s other operating segments will provide greater comparability with the rest of the Company’s segments and allow for more meaningful assessment of the Retail segment’s operating results. The Company has reclassified prior period operating segment results to reflect these changes in the measurement of the operating results for the Retail segment, along with the corresponding offsetting impact to the Company’s other operating segments.

The Company will continue to allocate certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. These high-profile stores are larger than the Company’s typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of eight high-profile stores as of June 30, 2007. Expenses allocated to corporate marketing resulting from the operations of high-profile stores were $10 million and $9 million in the third quarters of 2007 and 2006, respectively, and $30 million and $24 million for the first nine months of 2007 and 2006, respectively.

Summary information by reportable segment, revised for all periods presented to reflect the Company’s third quarter 2007 change in measurement of its Retail segment’s operating results along with the corresponding offsetting impact in the Company’s other operating segments, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	6/30/07	7/1/06	6/30/07	7/1/06
Americas:
Net sales	$2,680	$2,213	$8,668	$7,067
Operating income	$711	$486	$2,274	$1,421

Europe:
Net sales	$1,160	$900	$4,121	$3,108
Operating income	$308	$162	$996	$473

Japan:
Net sales	$258	$259	$827	$925
Operating income	$59	$47	$169	$161

Retail:
Net sales	$915	$688	$2,864	$2,362
Operating income	$184	$122	$607	$444

Other Segments (a):
Net sales	$397	$310	$1,309	$1,016
Operating income	$94	$62	$286	$189

(a)           Other Segments consists of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements is as follows (in millions):

	Three Months Ended		Nine Months Ended
	6/30/07	7/1/06	6/30/07	7/1/06

Segment operating income	$1,356	$879	$4,332	$2,688

Stock-based compensation expense	(65)	(37)	(174)	(123)
Other corporate expenses, net (a)	(250)	(276)	(809)	(720)
Total operating income	$1,041	$566	$3,349	$1,845

(a)                                  Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment.

Note 8 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of $10,000 and $573,000 in expenses pursuant to the Reimbursement Agreement during the three and nine-month periods ended June 30, 2007, respectively. The Company recognized a total of $112,000 in expenses pursuant to the Reimbursement Agreement during the three and nine months ended July 1, 2006.  All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Executive Overview

The Company designs, manufactures, and markets personal computers, portable digital music players, and mobile phones and sells a variety of related software, services, peripherals, and networking solutions. The Company’s products and services include the Macintosh® line of desktop and portable computers, the iPod line of portable digital music players, iPhone, Apple TV, Xserve®, and Xserve RAID, a portfolio of consumer and professional software applications, the Mac OS® X operating system, third-party digital content through the iTunes Store™, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh, iPod and iPhone compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers. Further discussion of the Company’s products may be found below under the heading “Products” and Part II, Item 1A., “Risk Factors,” as well as in Part I, Item 1., “Business” of the Company’s 2006 Form 10-K.

The Company believes that for both consumers and professionals the personal computer has become the center of an evolving digital lifestyle by integrating and enhancing the utility of advanced digital devices such as the Company’s iPods, iPhones, digital video and still cameras, televisions, CD and DVD players, and other consumer electronic devices. The attributes of the personal computer that enable this functionality include a high-quality user interface, easy access to relatively inexpensive data storage, the ability to run complex applications, and the ability to connect easily to a wide variety of other digital devices and to the Internet. The Company is the only participant in the personal computer industry that controls the design and development of the entire personal computer – from the hardware and operating system to sophisticated applications. This, along with its products’ innovative industrial designs, intuitive ease-of-use, built-in graphics, multimedia and networking capabilities, uniquely positions the Company to offer innovative integrated digital lifestyle solutions.

The Company’s business strategy leverages its ability, through the design and development of its own operating system, hardware, and many software applications and technologies, to bring to its customers around the world compelling new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design.

The Company participates in several highly competitive markets, including personal computers with its Macintosh line of computers, consumer electronics with its iPod product family of portable digital music players, and distribution of third-party digital content through its online iTunes Store. With the introduction of iPhone, the Company has also begun to compete with mobile communication device companies that have substantial experience and technological and financial resources.  While the Company is widely recognized as a leading innovator in the personal computer and consumer electronics markets as well as a leader in the emerging market for distribution of digital content, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development (“R&D”) and marketing and advertising is necessary to maintain or expand its position in the markets where it competes.  The Company’s R&D spending is focused on further developing its existing line of personal computers, operating systems, software applications, and portable digital music players; developing new digital lifestyle consumer and professional software applications; and investing in new product areas such as iPhone and wireless technologies.  The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels.  The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Macintosh computers, and demonstrate the compatibility of the Macintosh with the Windows platform and networks.  The Company further believes that providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers.  To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally.  The Company had 185 stores open as of June 30, 2007.

The Company also staffs selected third-party stores with the Company’s own employees to improve the buying experience through reseller channels.  The Company has deployed Apple employees and contractors in reseller locations around the world including the U.S., Canada, Europe, Japan, Asia and Australia. The Company also sells to customers directly through its online stores around the world.

To improve access to the iPod product family, the Company has significantly expanded the number of distribution points where iPods are sold. iPods can be purchased in certain department stores, member-only warehouse stores, large retail chains, and specialty retail stores, as well as through the channels listed above.

iPhone is currently distributed in the United States through the Company’s online and retail stores as well as stores owned and operated by AT&T.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and results of operations require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1 of the Notes to Consolidated Financial Statements in the Company’s 2006 Form 10-K and Note 1 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, peripherals, digital content, and service and support contracts. The Company recognizes revenue for software products (operating system software and applications software), or any product that is considered to be software-related in accordance with the guidance in EITF No. 03-5, Applicability of American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2 to Non-software Deliverables in an Arrangement Containing More-Than-Incidental Software, (e.g., Macintosh computers, iPod portable digital music players and iPhone) pursuant to AICPA Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended.  For products that are not software or software-related, (e.g., digital content sold on the iTunes Store and certain Macintosh and iPod supplies and accessories) the Company recognizes revenue pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

The Company began shipping Apple TV in March 2007 and iPhone in June 2007.  For both Apple TV and iPhone, the Company may provide future unspecified features and additional software products free of charge to customers.  Therefore, sales of Apple TV and iPhone handsets are recognized under subscription accounting in accordance with Statement of Position (“SOP”) No. 97-2.  The Company recognizes the associated revenue and cost of goods sold on a straight-line basis over the currently-estimated 24-month economic lives of these products.  Costs incurred by the Company for engineering, sales, and marketing are expensed as incurred.

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

In January 2007, the Company announced iPhone™, a handheld device that combines in a single product a mobile phone, a widescreen iPod with touch controls, and an Internet communications device.   iPhone’s user interface is based on the Multi-Touch™ display allowing users to control the device with their fingers.  iPhone lets users make a call by pointing at a name or number in their address book, a favorites list, or a call log as well as select and listen to voicemail messages in whatever order they want.  iPhone also allows users to play their iTunes® content, including movies, television shows, music, photos and podcasts, with the touch of a finger.  iPhone features desktop-class email, web browsing, searching, and maps.  iPhone is compatible with a Mac or PC and automatically syncs content from a user’s iTunes library, as well as contacts, bookmarks, and email accounts. iPhone is a quad-band GSM phone featuring EDGE and Wi-Fi wireless technologies for data networking, Bluetooth 2.0, a built-in 2 megapixel camera, a 3.5-inch touch screen with 480 by 320 resolution at 160 ppi, and providing up to 8 hours of talk time, 6 hours of Internet use, 7 hours of video playback or 24 hours of audio playback. AT&T Mobility LLC (formerly Cingular Wireless LLC) is the exclusive U.S. carrier for iPhone. The Company began shipping iPhone in the U.S. on June 29, 2007.

In January 2007, the Company announced Apple TV™, a device that permits users to wirelessly play iTunes content on a widescreen television.  Compatible with a Mac or PC, Apple TV includes either a 40GB or 160GB hard drive capable of storing up to 200 hours of video, 36,000 songs, 25,000 photos, or a combination of each and is capable of displaying content in high definition resolution up to 720p. Apple TV connects to a broad range of widescreen televisions and home theater systems and comes standard with HDMI, component video, and both analog and digital optical audio ports. Using high-speed AirPort® 802.11 wireless networking, Apple TV can auto-sync content from one computer or stream content from up to five additional computers directly to a television.  The Company began shipping Apple TV in March 2007.

A detailed discussion of the Company’s other products may be found in its 2006 Form 10-K.

Net Sales

The first nine months of 2007 spanned 39 weeks while the first nine months of 2006 spanned 40 weeks.  This additional week is added to the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters.

Net sales and Macintosh unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended			Nine Months Ended
	6/30/07	7/1/06	Change	6/30/07	7/1/06	Change

Net Sales by Operating Segment (a):
Americas net sales	$2,680	$2,213	21%	$8,668	$7,067	23%
Europe net sales	1,160	900	29%	4,121	3,108	33%
Japan net sales	258	259	—	827	925	-11%
Retail net sales	915	688	33%	2,864	2,362	21%
Other Segments net sales (b)	397	310	28%	1,309	1,016	29%
Total net sales	$5,410	$4,370	24%	$17,789	$14,478	23%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	824	642	28%	2,054	1,651	24%
Europe Macintosh unit sales	393	301	31%	1,317	1,004	31%
Japan Macintosh unit sales	81	79	3%	230	242	-5%
Retail Macintosh unit sales	330	216	53%	913	563	62%
Other Segments Macintosh unit sales (b)	136	89	53%	373	233	60%
Total Macintosh unit sales	1,764	1,327	33%	4,887	3,693	32%

Net Sales by Product:
Desktops (c)	$956	$705	36%	$2,825	$2,450	15%
Portables (d)	1,577	1,161	36%	4,386	2,712	62%
Total Macintosh net sales	2,533	1,866	36%	7,211	5,162	40%

iPod	1,570	1,497	5%	6,686	6,117	9%
Other music related products and services (e)	608	457	33%	1,895	1,433	32%
iPhone and related products and services (f)	5	—	NM	5	—	NM
Peripherals and other hardware (g)	308	236	31%	914	803	14%
Software, service, and other sales (h)	386	314	23%	1,078	963	12%
Total net sales	$5,410	$4,370	24%	$17,789	$14,478	23%

Unit Sales by Product:
Desktops (c)	634	529	20%	1,897	1,810	5%
Portables (d)	1,130	798	42%	2,990	1,883	59%
Total Macintosh unit sales	1,764	1,327	33%	4,887	3,693	32%

iPod unit sales	9,815	8,111	21%	41,430	30,680	35%

iPhone unit sales	270	—	NM	270	—	NM

Net sales per Macintosh unit sold (i)	$1,436	$1,406	2%	$1,476	$1,398	6%

Net sales per iPod unit sold (j)	$160	$185	-14%	$161	$199	-19%

Notes:

(a)   In the third quarter of fiscal 2007, the Company revised the way it measures the Retail Segment’s operating results to a manner that is generally consistent with the Company’s other operating segments.  Prior period results have been reclassified to reflect this change to the Retail Segment’s operating results along with the corresponding offsets to the other operating segments. Further information regarding the Company’s operating segments may be found in Part I, Item 1., “Financial Statements” of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 7, “Segment Information and Geographic Data.”

(b)         Other Segments include Asia Pacific and FileMaker.

(c)   Includes iMac, eMac, Mac mini, Mac Pro, Power Mac, and Xserve product lines.

(d)         Includes MacBook, iBook, MacBook Pro, and PowerBook product lines.

(e)          Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.

(f)            Consists of iPhones and Apple-branded and third-party iPhone accessories.

(g)         Includes sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.

(h)         Includes sales of Apple-branded operating system software, application software, third-party software, AppleCare, and Internet services.

(i)             Derived by dividing total Macintosh net sales by total Macintosh unit sales.

(j)             Derived by dividing total iPod net sales by total iPod unit sales.

Net sales during the third quarter of 2007 increased 24% or $1.0 billion from the same period in 2006, and were up 23% or $3.3 billion for the first nine months of 2007 compared to the same period in 2006 even though the first nine months of 2007 spanned 26 weeks while the first nine months of 2006 spanned 27 weeks. Several factors contributed to these increases including the following:

•                  Macintosh net sales increased $667 million or 36% during the third quarter of 2007 and increased $2.0 billion or 40% during the first nine months of 2007 compared to the same periods in 2006.  Macintosh unit sales increased by 437,000 units or 33% during the third quarter of 2007 and increased 1.194 million units or 32% during the first nine months of 2007 compared to the same periods in 2006. The increases in Macintosh net sales and unit sales were driven by higher sales of portable products, especially sales of the MacBook that increased in all of the Company’s operating segments, as well as increased sales of the MacPro and iMac in most operating segments. The Macintosh unit growth rate of 33% in the third quarter of 2007 is higher than the projected PC industry average growth rate for the quarter and reflects strong growth in customer demand for the Company’s Macintosh products. Net sales and unit sales of the Company’s portable products increased 36% and 42%, respectively, during the third quarter of 2007, and increased 62% and 59%, respectively, during the first nine months of 2007 compared to the same periods in 2006. This growth was attributable to increased sales of both the MacBook, which began shipping in May 2006, and the MacBook Pro, which began shipping in February 2006.  Both of these products were updated in the third quarter of 2007.  Macintosh desktop net sales and unit sales increased by 36% and 20%, respectively, during the third quarter of 2007 compared to the same period in 2006 due to strong sales of both the iMac and Mac Pro.  Macintosh desktop net sales and unit sales increased by 15% and 5%, respectively during the first nine months of 2007.   Macintosh desktop net sales grew faster than unit sales during this period due to increased sales of the higher-priced 24-inch iMac and Mac Pro and a shift in product mix away from the lower-priced Mac mini and the discontinued eMac products. Net sales per Macintosh unit sold increased by 2% and 6% for the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006 primarily due to a shift in product mix to higher-priced portable products, the introduction of the Mac Pro in August 2006, and the discontinuation of the lower-priced eMac.

•                  Net sales of iPods increased $73 million or 5% during the third quarter of 2007 and increased  $569 million or 9% during the first nine months of 2007 compared to the same periods in 2006.  Unit sales of iPods increased 21% and 35% during the third quarter and first nine months of 2007, respectively, compared to the same periods in 2006.  Strong sales of iPods during the first nine months of 2007 were driven largely by iPod nano and iPod shuffle that were updated in September 2006. During the third quarter and first nine months of 2007, the net sales per iPod unit sold decreased by 14% and 19%, respectively, compared to the same periods in 2006 primarily due to a shift in product mix towards the lower-priced iPod shuffle and price reductions taken in September 2006 on the Company’s iPod product offerings.

•                  Net sales of iPhone and related products and services were $5 million during the third quarter of 2007. iPhone revenue included in net sales reflects only the portion recognized in accordance with subscription accounting over iPhone’s 24-month estimated economic life.  In the third quarter of 2007, commencing with the June 29 launch, iPhone unit sales were 270,000.

•                  Net sales of other music related products and services increased $151 million or 33% during the third quarter of 2007 and increased $462 million or 32% during the first nine months of 2007 compared to the same periods in 2006 due to increased net sales from the iTunes Store. The Company believes this growth was the result of heightened consumer interest in downloading digital content and the expansion of third-party audio and video content available for sale via the iTunes Store.

•                  Net sales of peripherals and other hardware increased $72 million or 31% during the third quarter of 2007 and rose $111 million or 14% during the first nine months of 2007 compared to the same periods in 2006 due to an increase in wireless networking products and other hardware accessories, including printers and scanners, which for the nine months ended June 30, 2007 was partially offset by a decrease in net sales of displays.

•                  Net sales of software, service, and other sales rose $72 million or 23% during the third quarter of 2007 and rose $115 million or 12% during the first nine months of 2007 compared to the same periods in 2006. This growth for the three and nine-month periods was primarily attributable to increased net sales of AppleCare Protection Plan (“APP”) extended service and support contracts and increased sales of Apple branded and third-party developers’ software products.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment.  The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, the U.K., and Italy. Each reportable geographic operating segment and the Retail operating segment provide similar hardware and software products and similar services. In the third quarter of fiscal 2007, the Company revised the way it measures the Retail Segment’s operating results to a manner that is generally consistent with the Company’s other operating segments.  Prior period results have been reclassified to reflect this change to the Retail Segment’s operating results along with the corresponding offsets to the other operating segments. Further information regarding the Company’s operating segments and the current quarter’s change in measurement of Retail operating results may be found in Part I, Item 1., “Financial Statements” of this Form 10-Q in the Notes to Condensed Consolidated Financial Statements at Note 7, “Segment Information and Geographic Data.”

Americas

Net sales in the Americas segment during the third quarter of 2007 increased $467 million or 21% and Macintosh unit sales increased by 28% compared to the same period in 2006. The increase in net sales during the third quarter of 2007 was primarily due to an increase in sales of Macintosh portable and desktop systems as well as content from the iTunes Store. During the third quarter of 2007, the Americas segment represented approximately 50% of the Company’s total net sales, relatively unchanged from the same period in 2006.

For the first nine months of 2007, net sales in the Americas segment increased $1.6 billion or 23% compared to the same period in 2006, while Americas Macintosh unit sales increased 24% over the same period in 2006. The increase in net sales during the first nine months of 2007 was primarily attributable to the year-over-year increase in sales of the Company’s portable and desktop systems, iPods and content from the iTunes Store. The Americas segment represented approximately 49% of the Company’s total net sales for both the first nine months of 2007 and 2006, respectively.

Europe

Net sales in Europe increased $260 million or 29% during the third quarter of 2007 compared to the same period in 2006.  Macintosh unit sales in Europe increased 31% on a year-over-year basis. These increases were mainly a result of growth in sales of all of the Company’s Macintosh portable and desktop systems, as well as iPods and content from the iTunes Store.

For the first nine months of 2007, net sales in Europe increased by $1.0 billion or 33% compared to the same period in 2006.  Total Macintosh unit sales in Europe increased 31% on a year-over-year basis. These increases were mainly a result of growth in net sales of Macintosh portable systems and iMacs, iPods, and content from the iTunes Store.

Japan

Japan’s net sales were essentially flat during the third quarter of 2007 and declined $98 million or 11% during the first nine months of 2007 compared to the same periods in 2006. Total Macintosh unit sales in Japan increased 3% year-over-year during the third quarter of 2007 but decreased by 5% year-over-year for the first nine months of 2007. The decrease in net sales for the first nine months of 2007 was due to a decrease in net sales of Macintosh desktop systems, MacBook Pro, and iPods, partially offset by an increase in net sales of the MacBook.  Although iPod unit sales were relatively flat for the nine months of 2007 compared to the same period in 2006, net sales of iPods decreased due to price reductions in September 2006 on the Company’s iPod product offerings and due to a shift in mix towards lower priced iPod shuffles. The Company is continuing to evaluate ways to improve the future results of its Japan segment.

Retail

During the third quarter of 2007, the Company opened 8 new retail stores.  The Company had 185 retail stores open at the end of the third quarter of 2007 compared to 155 stores at the end of the third quarter of 2006. Retail net sales grew by 33% during the third quarter of 2007 compared to the same period in 2006 due to strong growth in sales of Macintosh products. Macintosh unit sales increased by 53% due to strong demand for the MacBook, MacBook Pro, and iMac. Strong growth in iPod unit sales was offset by lower average selling prices resulting from price reductions in September of 2006. Average quarterly revenue per store increased to $5.1 million in the third quarter of 2007 from $4.7 million in the third quarter of 2006. Retail net sales grew by 21% during the first nine months of 2007 due to an increase in Macintosh unit sales resulting from strong demand for the Company’s MacBook, MacBook Pro, and iMac as well as service and software partially, offset by a decrease in net sales of iPods and music related accessories. Average revenue per store decreased to $16.5 million for the first nine months of 2007, from $17.2 million in the first nine months of 2006 primarily due to lower iPod sales resulting from lower iPod price points and expanded and well-supplied channel distribution. as well as the impact of an additional week included in the first nine months of 2006.

The Retail segment reported a profit of $184 million during the third quarter of 2007 compared to a profit of $122 million during the third quarter of 2006. The segment reported a profit of $607 million during the first nine months of 2007 compared to a profit of $444 million during the first nine months of 2006. The increased profit in the third quarter and first nine months of 2007 was due to the addition of new stores and higher Macintosh net sales, partially offset by increased spending on store remodeling and personnel and a reduction in iPod net sales.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital expenditures associated with the Retail segment since its inception totaled $893 million through the end of the third quarter of 2007.

As of June 30, 2007, the Retail segment had approximately 7,300 full-time equivalent employees and had outstanding lease commitments associated with retail space of $1.0 billion.

Gross Margin

Gross margin for the three and nine-month periods ended June 30, 2007 and July 1, 2006 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Nine Months Ended
	6/30/07	7/1/06	6/30/07	7/1/06
Net sales	$5,410	$4,370	$17,789	$14,478
Cost of sales	3,415	3,045	11,725	10,292
Gross margin	$1,995	$1,325	$6,064	$4,186
Gross margin percentage	36.9%	30.3%	34.1%	28.9%

Gross margin percentage for the third quarter and first nine months of 2007 was 36.9% and 34.1%, respectively, compared to 30.3% and 28.9%, for the comparable periods of 2006, respectively. The year-over-year increase in gross margin percentage during the third quarter of 2007 was primarily due to favorable costs of certain commodity components (including LCD flat-panel displays and NAND flash memory), favorable product mix, and higher overall revenue resulting in more effective leverage on fixed production costs.

A significant portion of the gross margin improvement in the third quarter of 2007 was due to excess supply in the market for memory and other components. This excess supply in the market has begun to be absorbed and prices of many components have begun to increase. The Company expects this will result in a lower gross margin percentage for the fourth quarter of 2007 as compared to the third quarter of 2007.  The Company also expects gross margin to be negatively impacted in the fourth quarter of 2007 by its back-to-school promotion and product transitions.

Over the longer term, the Company anticipates that its gross margin percentage will be below third quarter 2007 levels due to product sales price competition, changes in product mix and higher component costs across the Company’s product lines.

The foregoing statements regarding the Company’s expected gross margins for the fourth quarter of 2007 and future periods are forward-looking. Gross margin could differ from anticipated levels because of several factors, including certain of those set forth below in Part II, Item 1A., “Risk Factors.” There can be no assurance that the Company will achieve its expected gross margin levels.

Operating Expenses

Operating expenses for the three and nine-month periods ended June 30, 2007 and July 1, 2006 were as follows (in millions, except for percentages):

	Three Months Ended		Nine Months Ended
	6/30/07	7/1/06	6/30/07	7/1/06
Research and development	$208	$175	$575	$533
Percentage of net sales	4%	4%	3%	4%
Selling, general, and administrative expenses	$746	$584	$2,140	$1,808
Percentage of net sales	14%	13%	12%	12%

Research and Development (R&D)

Expenditures for R&D increased 19% or $33 million to $208 million in the third quarter of 2007 compared to the same period in 2006, and increased 8% or $42 million to $575 million compared to the first nine months of 2006. R&D expense for the three and nine months ended June 30, 2007 does not include capitalized software development costs of approximately $26 million and $53 million, respectively, related to the development of Mac OS X Leopard and iPhone.  The increases in R&D expense were primarily due to an increase in R&D headcount in the current year to support expanded R&D activities, partially offset by one less week of expenses in the first quarter of 2007 and the capitalized software development costs mentioned above. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy.  As such, the Company expects to increase spending in R&D to remain competitive.

Selling, General, and Administrative Expense (SG&A)

Expenditures for SG&A increased $162 million or 28% and $332 million or 18%, respectively, for the three and nine-month periods ended June 30, 2007, compared to the same periods in 2006.  The increases were primarily due to higher direct and indirect channel variable selling expenses resulting from the significant year-over-year increase in total net sales for both the third quarter and first nine months of 2007, the Company’s continued expansion of its Retail segment in both domestic and international markets, and a current year increase in spending on marketing and advertising, partially offset by one less week of expenses in the first quarter of 2007.

Other Income and Expense

Other income and expense for the three and nine-month periods ended June 30, 2007 and July 1, 2006 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	6/30/07	7/1/06	6/30/07	7/1/06
Interest income	$168	$99	$459	$274
Other income (expense), net	(13)	(4)	(30)	(22)

Other income and expense	$155	$95	$429	$252

Total other income and expense increased $60 million or 63% during the third quarter of 2007 compared to the same period in 2006, and increased $177 million or 70% during the first nine months of 2007 compared to the same period in 2006.  The increases were attributable primarily to higher cash and short-term investment balances and increased investment yields resulting from higher market interest rates. The weighted-average interest rate earned by the Company on its cash, cash equivalents and short-term investments increased to 5.27% in the third quarter of 2007 from 4.77% in the third quarter of 2006.

Provision for Income Taxes

The Company’s effective tax rate for the three and nine months ended June 30, 2007 was approximately 32% and 31%, respectively, compared with approximately 29% and 31% for the three and nine months ended July 1, 2006.  The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% primarily due to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.  The tax rate for the three months ended June 30, 2007, differs from the same period in 2006 due to a net tax benefit recorded in the third quarter of 2006 resulting from the repatriation of foreign earnings under the American Jobs Creation Act and the implementation of certain tax planning strategies associated with the repatriation.

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

Liquidity and Capital Resources

As of June 30, 2007, the Company had $13.8 billion in cash, cash equivalents, and short-term investments, an increase of $3.7 billion over the same balance at the end of September 30, 2006. The principal components of this net increase were cash generated by operating activities of $3.8 billion, proceeds from the issuance of common stock under stock plans of $294 million, and excess tax benefits from stock-based compensation of $303 million.  These increases were partially offset by purchases of property, plant, and equipment of $530 million and payments for acquisitions of intangible assets of $222 million. The Company’s short-term investment portfolio is primarily invested in high credit quality, liquid investments. Additionally, the Company’s working capital was $11.8 billion as of June 30, 2007 compared to $8.0 billion as of September 30, 2006.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Expenditures

The Company’s total capital expenditures were $530 million during the first nine months of 2007, consisting of $164 million for retail store facilities and $366 million for real estate acquisitions and corporate infrastructure including information systems enhancements.  The Company currently anticipates it will utilize approximately $850 million for capital expenditures during 2007, including approximately $315 million for expansion of the Company’s Retail segment, and approximately $535 million is projected to support normal replacement of existing capital assets, enhancements to general information technology infrastructure, and to be used for real estate acquisitions including purchases related to the Company’s second corporate campus.

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

Lease Commitments

As of September 30, 2006, the Company had total outstanding commitments on noncancelable operating leases of approximately $1.2 billion, $887 million of which related to leases of retail space and related facilities. The major facility leases are for terms of 5 to 15 years and generally provide renewal options for terms of 3 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space increased to $1.0 billion as of June 30, 2007.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of June 30, 2007, the Company had outstanding third-party manufacturing commitments and component purchase commitments of approximately $2.7 billion.

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010.  As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. Approximately $142 million of the prepayment had been utilized by the Company as of June 30, 2007.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of June 30, 2007, the Company estimated that gross expected future cash flows of approximately $23 million would be required to fulfill these obligations.

Other Obligations

Other outstanding obligations were approximately $19 million as of June 30, 2007, primarily related to Internet and telecommunications services.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk profile has not changed significantly during the first nine months of 2007.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company places its short-term investments in highly liquid securities issued by high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company’s general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with initial maturities of three months or less are classified as cash equivalents; highly liquid investments with initial maturities greater than three months are classified as short-term investments.  As of June 30, 2007, approximately $2.1 billion of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years.  The remainder all had underlying maturities of less than 12 months.  The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the third quarter of 2007 or 2006 related to such sales.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various legal proceedings and claims as of June 30, 2007, the end of the quarterly period covered by this report, that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition, liquidity or results of operations. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the third quarter of 2007 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

Apple Computer, Inc. v. Burst.com, Inc.

The Company filed an action for declaratory judgment against defendant Burst.com, Inc. on January 4, 2006 in the United States District Court for the Northern District of California. The Company seeks declaratory judgment that U.S. Patent Nos. 4,963,995, 5,164,839, 5,057,932 and 5,995,705 (“Burst patents”) are invalid and not infringed by the Company. Burst filed an answer and counterclaim on April 17, 2006. Burst alleges that the following Apple products and services infringe U.S. Patent Nos. 4,963,995, 5,057,932, 5,164,839, and 5,995,705; iTunes Store, iPod devices, QuickTime products (including QuickTime player and QuickTime Streaming Server), iTunes software, other Apple software products (Final Cut Studio, GarageBand, iMovie, iDVD, iWeb), the use of the ..Mac services and Apple computers and servers running iTunes, QuickTime, or the other named Apple software products. The Burst patents allegedly relate to methods and devices used for “burst” transmission of audio or video files. The case is in discovery. A claim construction hearing was held on February 8, 2007, and the court issued its claim construction ruling on May 8, 2007. Trial is set for February 26, 2008.

Bader v. Anderson, et al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its then current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions and violations of California Business & Professions Code §17200 (unfair competition). Plaintiff alleges that the Company’s March 14, 2005, proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brings suit on the Company’s behalf, has made no demand on the Board of Directors and alleges that such demand is excused. Plaintiff seeks injunctive and other relief for purported injury to the Company. On July 27, 2005, plaintiff filed an amended complaint alleging that, in addition to the purported derivative claims, adoption of the bonus plan and distribution of the proxy statement describing that plan also inflicted injury on her directly as an individual shareholder. On January 10, 2006, the Court sustained defendants’ demurrer to the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on February 7, 2006, and the Company filed a demurrer. After a hearing on June 13, 2006, the Court sustained the demurrer without leave to amend as to the non-director officers and with leave to amend as to the directors. On July 24, 2006, plaintiff filed a third amended complaint, which purports to bring claims derivatively as well as directly on behalf of a class of common stockholders who have been or will be harmed by virtue of the allegedly misleading proxy statement. In addition to reasserting prior causes of action, the third amended complaint included a claim that the Company violated the terms of the plan, and a claim for waste related to restricted stock unit grants to certain officers in 2003 and 2004 and an option grant to the Company’s CEO in January 2000. The Company filed a demurrer to the third amended complaint. On January 30, 2007, the Court sustained the Company’s demurrer with leave to amend.  Plaintiff filed a fourth amended complaint on May 8, 2007, and the Company filed a demurrer, which will be heard on September 28, 2007.

Birdsong v. Apple Computer, Inc.

This action alleges that the Company’s iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users. The Birdsong action was initially filed on January 30, 2006 in the United States District Court for the Western District of Louisiana asserting Louisiana causes of action on behalf of a purported Louisiana class of iPod purchasers. A similar action (Patterson v. Apple Computer, Inc.) was filed on January 31, 2006 in the United States District Court for the Northern District of California asserting California causes of action on behalf of a purported class of all iPod purchasers within the four-year period before January 31, 2006.  The Birdsong action was transferred to the Northern District of California, and the Patterson action was dismissed. An amended complaint was subsequently filed in Birdsong, dropping the Louisiana law-based claims and adding California law-based claims equivalent to those in Patterson. After the Company filed a motion to dismiss on November 3, 2006, plaintiffs agreed not to oppose the motion and filed a second amended complaint on January 16, 2007. That complaint alleges California law-based claims for breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act and negligent misrepresentation on behalf of a putative nationwide class and a Louisiana law-based claim for redhibition for a Louisiana sub-class.  On March 1, 2007, the Company filed a motion to dismiss the California law based claims.  The court held a hearing on the motion to dismiss on June 4, 2007 but has not yet issued a ruling.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec.  At the request of plaintiffs’ counsel, the court has postponed class certification proceedings in this action indefinitely.

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

On March 30, 2007, the European Commission issued Statements of Objections to the major record labels, Apple Inc. and iTunes S.à.r.l.  In the Statements of Objections, the Commission challenges provisions in the agreements pursuant to which each major record company authorizes iTunes S.à.r.l. to distribute digital music downloads through the iTunes Store. The Commission contends that, because of these provisions, residents of the European Economic Area are only permitted to buy music from the iTunes Store for the country that issued the customer’s credit card. The Commission contends that these provisions are territorial sales restrictions which violate Article 81 of the European Community Treaty. The Commission seeks fines and behavioral relief.  The Company filed its responses to the Statements of Objections on June 20, 2007.

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

Greaves v. Apple Computer, Inc.

On June 30, 2006, plaintiff filed this purported class action in San Diego Superior Court on behalf of a purported class of California purchasers alleging discoloration of the MacBook case. Plaintiff asserts claims under California Business & Professions Code §17500 (false advertising), California Business & Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act and misrepresentation. Plaintiff’s complaint seeks damages and equitable relief. Plaintiff filed a First Amended Complaint on August 16, 2006. The Company filed an answer on October 3, 2006 denying all allegations and asserting numerous affirmative defenses. The parties have reached a settlement and the matter is concluded.  The settlement did not have a material effect on the Company’s financial position or results of operation.

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

In re Apple Computer, Inc. Derivative Litigation (formerly Karant v. Jobs, et al. and Related Actions) (Federal Action)

On June 30, 2006, a putative derivative action captioned Karant v. Jobs, et. al., was filed in the United States District Court for the Northern District of California, San Jose Division. A number of related actions were filed in the subsequent weeks and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, Master File No. C-06-04128-JF before the Hon. Jeremy Fogel. The actions were filed after the Company’s announcement on June 29, 2006 that an internal investigation had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, that a special committee of the Company’s outside directors had retained independent counsel to perform an investigation and that the Company had informed the Securities and Exchange Commission. A Consolidated Shareholder Derivative Complaint was filed on December 18, 2006. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants, insider trading, and issuing false financial statements. The Company is named as a nominal defendant. The consolidated complaint alleges various causes of action under federal and California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, gross mismanagement, rescission, constructive fraud and waste of corporate assets, as well as claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek damages, disgorgement, restitution and imposition of a constructive trust. A First Amended Shareholder Derivative Complaint was filed on March 6, 2007.  The Company and other defendants filed a motion to dismiss the amended complaint on April 20, 2007. The hearing on the motion is scheduled for September 7, 2007.

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

On November 3, 2006, the Boston Retirement Board, a purported shareholder, filed a petition for writ of mandate against the Company in California Superior Court for the County of Santa Clara County (Boston Retirement Board v. Apple Computer Inc.). The petition seeks to compel the Company to allow inspection of certain corporate records relating to the Company’s option practices and the Special Committee’s investigation. On January 16, 2007, the Company filed a demurrer to the petition. The Court entered an order overruling the demurrer on March 13, 2007.  The Company filed its answer to the petition on April 5, 2007.  A trial is set for August 20, 2007.

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

The federal actions were coordinated in the United States District Court for the Northern District of California and assigned to the Hon. Ronald Whyte pursuant to an April 17, 2006 order of the Judicial Panel on Multidistrict Litigation. Plaintiffs filed a First Consolidated and Amended Master Complaint on September 21, 2006, alleging violations of California and other states’ consumer protection and warranty laws and claiming unjust enrichment. The Master Complaint alleges two putative plaintiff classes: (1) all U.S. residents (excluding California residents) who purchased an iPod nano that was not manufactured or designed using processes necessary to ensure normal resistance to scratching of the screen; and (2) all iPod nano purchasers other than U.S. residents who purchased an iPod nano that was not manufactured or designed using processes necessary to ensure normal resistance to scratching of the screen. The Company answered the Master Complaint on November 20, 2006. The case is in discovery.

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

Intertainer, Inc. v. Apple Computer, Inc., et al.

Plaintiff Intertainer, Inc. filed this action on December 29, 2006 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent No.6,925,469 entitled “Digital Entertainment Service Platform.” The complaint seeks unspecified damages and other relief. The Company filed an answer on February 21, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of noninfringement and invalidity.

Lenzi v. Apple Canada, Inc.; Wolfe v. Apple Computer, Inc. and Apple Canada, Inc.; Hirst v. Apple Canada, Inc.; Hamilton v. Apple Computer, Inc. and Apple Canada, Inc.

Plaintiff filed a purported class action on June 7, 2005, in Superior Court, in Montreal, Quebec, Canada allegedly on behalf of Quebec customers claiming false advertising and breach of warranty relating to iPod battery life. Plaintiff sought authorization to institute a class action on behalf of Generations 1, 2 and 3 iPod owners in Quebec. On February 2, 2006, the Court dismissed plaintiff’s motion for authorization to institute a class action.  Plaintiff appealed this ruling.

Two similar complaints relative to iPod battery life, Wolfe v. Apple and Hirst v. Apple, were filed in Toronto, Ontario, Canada on August 15, 2005 and September 12, 2005, respectively. Counsel subsequently amended the complaint, now called Waddell vs. Apple. The Waddell lawsuit is brought on behalf of all Canadian purchasers other than Quebec purchasers. On January 17, 2007, the Company filed its statement of defence to the Waddell complaint. In addition, a similar complaint regarding iPod battery life, Hamilton v. Apple Computer, Inc. and Apple Canada, Inc. was filed in Calgary, Alberta, Canada on October 5, 2005, purportedly on behalf of all purchasers of iPods in Alberta, Canada. The complaint was served on September 27, 2006.  The Company’s response is not yet due.

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

On October 1, 2003, Macadam was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied. The Court denied Macadam’s motion for a preliminary injunction on December 19, 2003. On December 6, 2004, Macadam filed for Chapter 11 bankruptcy in the Northern District of California, which placed a stay on the litigation as to Macadam. The Company filed a claim in the bankruptcy proceedings on February 16, 2005. The Macadam bankruptcy case was converted to Chapter 7 (liquidation) on April 29, 2005. The Company has reached a settlement of Macadam’s claims against the Company with the Chapter 7 Bankruptcy Trustee. The Bankruptcy Court approved the settlement on July 17, 2006 over the objection of Tom Santos, MacAdam’s principal. Santos appealed the ruling approving the settlement to the United States District Court but the ruling was affirmed on June 28 2007. Santos has appealed the District Court’s ruling to the Ninth Circuit Court of Appeals.

On December 19, 2005, Tom Santos, who was an original plaintiff in the Macadam case, filed a Fifth Amended Complaint on his own behalf (not on behalf of Macadam) alleging fraud, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising) and the Consumer Legal Remedies Act. The Company filed a cross complaint against Santos on January 20, 2006 alleging violations of California Business & Professions Code §17200 and California Penal Code §502, fraud and deceit and breach of contract. The Company also filed a demurrer to Santos’ amended complaint and a special motion to strike the defamation cause of action on January 20, 2006. The Court sustained the demurrer in part but denied the special motion to strike. Santos filed a Sixth Amended Complaint on July 14, 2006. The Company filed a demurrer, which was granted on September 9, 2006. Santos filed a Seventh Amended Complaint in late September, 2006. The Company filed a motion to strike, which was granted in part and denied in part on December 15, 2006. Santos filed an Eighth Amended Complaint on January 29, 2007. The Company filed a demurrer, which was granted on July 3, 2007. Santos filed a Ninth Amended Complaint on July 11, 2007.

Macsolutions, Inc. v. Apple Computer, Inc.

Plaintiff Macsolutions, Inc., a former Apple authorized reseller, filed this lawsuit against the Company on January 20, 2006 alleging breach of contract, fraud, misappropriation of trade secrets, intentional interference with economic advantage, violation of the Cartwright Act, violation of California Business & Professions Code §17200 (unfair competition) and fraudulent concealment. The factual allegations in this complaint were similar to those in the Macadam case and the Branning class action. Principally, plaintiffs alleged that the Company treated Macsolutions unfairly compared to other resellers, competed unfairly in opening the Apple retail stores and sold used goods as new. Macsolutions filed an amended complaint on June 5, 2006, adding Tech Data Corporation as a defendant. The Company filed an answer on July 5, 2006 generally denying all allegations and asserting numerous affirmative defenses. The parties have reached a settlement and the matter is concluded.  Settlement of this matter did not have a material effect on the Company’s financial position or results of operations.

OPTi Inc. v. Apple Inc.

Plaintiff OPTi Inc. filed this action against the Company on January 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent Nos. 5,710,906, 5,813,036 and 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses.”  The complaint seeks unspecified damages and other relief. The Company filed an answer on April 17, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of noninfringement and invalidity.

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

Premier International Associates LLC v. Apple Computer, Inc.

Plaintiff Premier International Associates LLC filed this action on November 3, 2005 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent Nos. 6,243,725 and 6,763,345 both entitled “List Building System.” The complaint seeks unspecified damages and other relief. The Company filed an answer on January 13, 2006 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for a declaratory judgment of noninfringement and invalidity. A Markman hearing was held on May 17, 2007 and the court issued its claim construction ruling on May 23, 2007. Trial is scheduled for December 3, 2007.

Quantum Technology Management, Ltd. v. Apple Computer, Inc.

Plaintiff filed this action on December 21, 2005 in the United States District Court for the District of Maryland against the Company and Fingerworks, Ltd., alleging infringement of U.S. Patent number 5,730,165 entitled “Time Domain Capacitive Field Detector.” The complaint seeks unspecified damages and other relief. On May 11, 2006, Quantum filed an amended complaint adding Cypress Semiconductor/MicroSystems, Inc. as a defendant. On July 31, 2006, the Company filed an answer denying all material allegations and asserting numerous affirmative defenses and also filed counterclaims for noninfringement and invalidity. On November 30, 2006 plaintiff filed a reply to the Company’s counterclaims and a More Definite Statement. A Markman hearing was held on May 16, 2007.  The court issued its claim construction ruling on June 7, 2007 and also issued an order invalidating six of plaintiff’s asserted patent claims in response to the Company’s motion for partial summary judgment of invalidity.

Saito Shigeru Kenchiku Kenkyusho (Shigeru Saito Architecture Institute) v. iPod; Apple Japan Inc. v. Shigeru Saito Architecture Institute

Plaintiff Saito filed a petition in the Japan Customs Office in Tokyo on January 23, 2007 alleging infringement by the Company of Japanese Patent No. 3852854, entitled “Touch Operation Input Device and Electronic Parts Thereof.” The petition sought an order barring the importation into Japan of fifth generation iPods and second generation iPod nanos.  The Customs Office held a hearing on March 22, 2007.  The Customs Office rejected the petition to bar importation and dismissed plaintiff’s case.

Apple Japan, Inc. filed a Declaratory Judgment action against Saito in the Tokyo District Court on February 6, 2007, seeking a declaration that the ‘854 patent is invalid and not infringed. Saito filed a Counter Complaint for infringement seeking damages.

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, seeking authorization to institute a class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004 but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy. A class certification hearing took place January 13, 2006. On February 24, 2006, the Court granted class certification and notice was published during the last week of March 2006. Discovery is closed and a trial is scheduled for October 15, 2007.

Texas MP3 Technologies Ltd v. Apple Inc. et al.

Plaintiff Texas MP3 Technologies Ltd. filed this action against the Company and other defendants on February 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,065,417 entitled “MPEG Portable Sound Reproducing System and A Reproducing Method Thereof.” The complaint seeks unspecified damages and other relief. The Company filed an answer on June 19, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of noninfringement and invalidity.

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

Plaintiff filed the Tucker case as a purported class action on July 21, 2006 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. The complaint alleged violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition) and the California Consumer Legal Remedies Act. Plaintiff sought unspecified damages and other relief. On November 3, 2006, the Company filed a motion to dismiss the complaint. On December 20, 2006, the Court denied the motion to dismiss. On January 11, 2007, The Company filed an answer denying all material allegations and asserting numerous defenses.

On March 20, 2007, the Court consolidated the two cases and ordered plaintiffs to file a consolidated complaint by April 19, 2007.  Plaintiffs filed the consolidated complaint on April 19, 2007 and the Company filed its answer on June 6, 2007.

Tse v. Apple Computer, Inc. et al.

Plaintiff Ho Keung Tse filed this action against the Company and other defendants on August 5, 2005 in the United States District Court for the District of Maryland alleging infringement of U.S. Patent No. 6,665,797 entitled “Protection of Software Again [sic] Against Unauthorized Use.” The complaint seeks unspecified damages and other relief. The Company filed an answer on October 31, 2005 denying all material allegations and asserting numerous affirmative defenses. On October 28, 2005, the Company and the other defendants filed a motion to transfer the case to the Northern District of California, which was granted on August 31, 2006. A Markman hearing was set for September 6, 2007 but is being rescheduled.

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

Vitt v. Apple Computer, Inc.

Plaintiff filed this purported class action on November 7, 2006 in the United States District Court for the Central District of California on behalf of a purported nationwide class of all purchasers of the iBook G4 alleging that the computer’s logic board fails at an abnormally high rate. The complaint alleges violations of California Business & Professions Code §17200 (unfair competition) and California Business & Professions Code §17500 (false advertising). Plaintiff seeks unspecified damages and other relief. The Company filed a motion to dismiss on January 19, 2007, which the court granted on March 13, 2007. Plaintiffs filed an amended complaint on March 26, 2007.  The Company filed a motion to dismiss the amended complaint on April 13, 2007.  The court granted the motion, dismissing the complaint with leave to amend.  Plaintiff must file its amended complaint by July 19, 2007 and the Company’s response will be due on August 16, 2007.

Vogel v. Jobs et al.

Plaintiff filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. On January 19, 2007, the Court appointed the New York City Employees’ Retirement System as lead plaintiff. On March 23, 2007, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Section 14(a) and 20(a) of the Securities Exchange Act as well as state law. The Consolidated Complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. The Company and other defendants filed a motion to dismiss the Consolidated Complaint on June 8, 2007.  The hearing on the motion to dismiss is scheduled for September 7, 2007.

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

On June 29, 2006, the Company announced that an internal review had discovered irregularities related to certain stock option grants made between 1997 and 2001, including a grant to its Chief Executive Officer (“CEO”), Steve Jobs.  The Company also announced that a Special Committee of outside directors (“Special Committee”) had been formed and had hired independent counsel to conduct a full investigation of the Company’s past stock option granting practices.  As a result of the internal review and independent investigation, management concluded, and the Audit and Finance Committee agreed, that incorrect measurement dates had been used for financial accounting purposes for certain stock option grants made before 2003. Accordingly, the Company recorded additional non-cash stock-based compensation expense, and related tax effects, with regard to certain past stock option grants, and the Company restated certain previously filed financial statements included in the 2006 Form 10-K.

The Company’s past stock option granting practices and the restatement of prior financial statements have exposed the Company to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part II, Item 1., “Legal Proceedings”, several derivative complaints and a class action complaint have been filed in state and federal courts against the Company and certain current and former directors and executive officers pertaining to allegations relating to past stock option grants. The Company has provided the results of its internal review and independent investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and in that regard the Company has responded to informal requests for documents and additional information. The Company intends to continue full cooperation.

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

No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to the Company’s past stock option practices. These and related matters have required, and will continue to require, the Company to incur substantial expenses for legal, accounting, tax and other professional services, and may divert management’s attention from the Company’s business. If the Company is subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, the Company could be required to pay damages and penalties and might face additional remedies that could harm its business, financial condition, results of operations and cash flows.

Unfavorable results of legal proceedings could adversely affect the Company’s results of operations.

The Company is subject to various legal proceedings and claims that are discussed in Part II, Item 1., “Legal Proceedings,” of this Form 10-Q. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. Results of legal proceedings cannot be predicted with certainty.  In addition, regardless of its merit, litigation may be disruptive to the Company’s normal business operations, time-consuming, result in significant expenses, and cause the diversion of management attention. Should the Company fail to prevail in certain legal matters, or should several of these legal matters be resolved against the Company in the same reporting period, the Company’s financial condition, liquidity, or results of operations could be materially adversely affected.

Economic conditions and political events could adversely affect the demand for the Company’s products and the financial health of its suppliers, distributors, and resellers.

The Company’s operating performance depends significantly on economic conditions in the U.S. and abroad. At times in the past, demand for the Company’s products has been negatively impacted by difficult global economic conditions. Uncertainty about future economic conditions makes it difficult to forecast future demand for the Company’s products and related operating results. Should global and/or regional economic conditions deteriorate, demand for the Company’s products could be materially adversely affected, as could the financial health of its suppliers, distributors, and resellers.

War, terrorism, public health issues, natural disasters and other circumstances could disrupt supply, delivery, or demand of products, which could negatively affect the Company’s operations and performance.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions, whether in the U.S. or abroad, have caused and could cause damage or disruption to international commerce and the global economy, and thus may have a strong negative impact on the global economy, the Company, and the Company’s suppliers, logistics providers or customers. The Company’s major business operations are subject to interruption by earthquake, other natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond its control. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. Because the Company does not carry earthquake insurance for direct quake-related losses and significant recovery time could be required to resume operations, the Company’s operating results and financial condition could be materially adversely affected in the event of a major earthquake or other natural or man-made disaster.

Although it is impossible to predict the occurrences or consequences of any such events including when the Company could resume operations, such events could result in a decrease in demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. In addition, should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in the availability of freight services, governmental actions limiting the movement of products between various regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The Company’s operating results and financial condition have been, and in the future may be, materially adversely affected by such events.

The global market for personal computers and related peripherals and services, digital music devices and related services, and mobile phones, is highly competitive. If the Company is unable to effectively compete in these markets, its results of operations could be adversely affected.

The global personal computer industry is highly competitive and is characterized by aggressive pricing practices, downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, and a large number of competitors. Price competition in the market for personal computers and related peripherals has been particularly intense as competitors who sell Windows and Linux based personal computers have aggressively cut prices and lowered their product margins for personal computing products. The Company’s results of operations and financial condition have been, and in the future may continue to be, materially adversely affected by these and other industry-wide pricing pressures and downward pressures on gross margins.

The global personal computer industry has also been characterized by rapid technological advances in software functionality, hardware performance, and features based on existing or emerging industry standards.  Further, as the global personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that include software applications and are smaller and simpler than traditional personal computers, may compete for market share with the Company’s existing products. Several competitors of the Company have targeted certain of the Company’s key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing. Several of the Company’s competitors have introduced digital music and video products and/or online stores offering digital music and video distribution that mimic many of the unique hardware and software designs, technical features, and solutions of the Company’s products. The Company has a significant number of competitors, many of whom have broader product lines and larger installed customer bases than those of the Company. Additionally, there has been a trend towards consolidation in the personal computer industry that has resulted in larger and potentially stronger competitors in the Company’s markets.

The Company is currently the only maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers utilizing competing operating systems, including Windows and Linux. The Company’s future operating results and financial condition are substantially dependent on its ability to continue to develop improvements to the Macintosh platform to maintain perceived design and functional advantages over competing platforms.  Additionally, if unauthorized copies of the Mac OS are used on other companies’ hardware products and result in decreased demand for the Company’s hardware products, the Company’s results of operations may be materially adversely affected.

The Company is currently focused on market opportunities related to digital music and video distribution and related consumer electronic devices, including iPods and iPhones. The Company faces significant competition from other companies promoting their own music and video products including digital players, music enabled cell phones, CDs, DVDs, peer-to-peer music and video services, and streaming of digital content via the Internet. These competitors include both new entrants with different market approaches, such as content subscription services models, and also larger companies that may have significant technical, marketing, distribution, and other resources, as well as established hardware, software, and digital content supplier relationships. The Company is also competing with illegitimate ways to obtain digital content. Failure to effectively compete could negatively affect the Company’s operating results and financial position.  The Company expects competition in this space to intensify as competitors attempt to imitate the Company’s approach to seamlessly providing these components within their individual offerings or work more collaboratively with each other to offer solutions that are more integrated than those they offer currently. Some of these current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.  There can be no assurance the Company will be able to continue to provide products and services that effectively compete in these areas.  The Company may also have to respond to price competition by lowering prices and/or increasing features which could materially adversely affect the Company’s music product gross margins as well as overall Company gross margins.

With the introduction of iPhone in June 2007, the Company has begun to compete with mobile communication device companies. This is a highly competitive industry with several large, well funded, and experienced competitors, and the Company may not be able to compete successfully.  This industry has aggressive pricing practices, frequent product introductions, evolving technologies, rapid adoption of technological and product advancements by competitors, price sensitivity on the part of consumers, and a large number of competitors with substantial experience and technological and financial resources. The Company’s operating results and financial condition may be materially adversely affected should it be unable to effectively compete in this industry.

The Company also faces significant competition in the U.S. education market. U.S. elementary and secondary schools, as well as college and university customers, remain a core market for the Company. Although the Company believes it has taken certain steps to strengthen its position in the education market, there can be no assurance that the Company will be able to increase or maintain its share of the education market or execute profitably on large strategic arrangements. Failure to do so may have a material adverse impact on the Company’s operating results and financial condition.

Future operating results are dependent upon the Company’s ability to obtain key components at favorable prices and in sufficient quantities, including microprocessors and NAND flash memory.

Certain key components including, but not limited to, microprocessors, enclosures, certain LCDs, certain optical drives, and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources which subjects the Company to supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to, NAND flash memory, DRAM memory, and certain LCDs, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of critical components at favorable pricing, and there is no guarantee that the Company will be able to extend or renew these agreements when they expire. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can materially adversely affect gross margins and operating margins. Indeed, the Company expects to experience decreases in its gross margin percentage as compared to current levels due in part to current and expected future price increases for certain components.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Gross Margin.”

In addition to the impact of general market conditions for components, new products introduced by the Company often utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. In situations where a component or product utilizes new technologies, initial capacity constraints may exist until such time as the suppliers’ yields have matured. The Company and other producers in the personal computer and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products. The Company uses some components that are not common to the rest of the personal computer or consumer electronics industries. Continued availability of these components at acceptable prices may be affected if producers decide to concentrate on the production of components other than those customized to meet the Company’s requirements. If the supply of a key component for a new or existing product were delayed or constrained, or if such components were available only at significantly higher prices, the Company’s results of operations and financial condition could be materially adversely affected.

The Company currently relies exclusively on a single service provider in the U.S. for iPhone.

AT&T Mobility LLC (“AT&T Mobility”) is the Company’s exclusive U.S. cellular network provider for iPhone.  If AT&T Mobility cannot successfully compete with other wireless carriers in areas such as quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and terms of end user contracts, or if for any reason AT&T Mobility customers experience service interruptions, future sales of iPhone may be materially adversely impacted.

The Company must successfully manage frequent product introductions and transitions to remain competitive and effectively stimulate customer demand.

Due to the highly volatile and competitive nature of the personal computer and consumer electronics industries, which are characterized by dynamic customer demand patterns and rapid technological advances, the Company must continually introduce new products and technologies, enhance existing products to remain competitive, and effectively stimulate customer demand for new products and upgraded versions of the Company’s existing products. The success of new product introductions is dependent on a number of factors, including timely and successful completion of development efforts; market acceptance; the Company’s ability to manage the risks associated with new products and production ramp issues; the availability of application software for new products; the effective management of purchase commitments and inventory levels in line with anticipated product demand; the availability of products in appropriate quantities and costs to meet anticipated demand; and the risk that new products, including iPhone, may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect new products will have on its sales or results of operations.

During calendar year 2006, the Company transitioned its Macintosh line of computers from the PowerPC to Intel microprocessors.  This transition has been and will continue to be subject to numerous risks and uncertainties including the timely innovation and delivery of related software products to support Intel microprocessors and the development and availability on acceptable terms of components and services essential to enable the Company to timely deliver Intel-based Macintosh computers.  In addition, the Company is dependent on third-party software developers such as Microsoft and Adobe to timely develop current and future applications that run on Intel-based Macintosh computers.  Microsoft Office is not currently available in a Universal version that can run natively on both Intel and Power-PC-based Macintosh computers.  Additionally, there can be no assurance that the Company will be able to maintain its historical gross margin percentages on its products, including Intel-based Macintosh computers, which may materially adversely impact the Company’s results of operations.

Telecommunication devices, such as iPhone, are subject to certification and regulation by governmental and standardization bodies, as well as by wireless carriers for use on their networks.  These certification processes are extensive and time consuming, and could result in additional testing requirements or changes to such devices.  Any such slowdown in the certification process may delay ship dates, which may materially adversely affect the Company’s results of operations.

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

Most of the Company’s components and products are manufactured in whole or in part by third-party manufacturers, many of which are located outside of the U.S. A significant concentration of this outsourced manufacturing is currently performed by only a few third-party manufacturers, often in single locations. In addition, the Company has outsourced much of its transportation and logistics management. While outsourcing arrangements may lower the cost of operations, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of the products manufactured or services rendered, or the flexibility of the Company to respond to changing market conditions. In addition, the Company is reliant on third-party manufacturers to adhere to the Company’s supplier code of conduct.  Moreover, although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects.  Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could materially adversely affect the Company’s reputation and future operating results and financial condition.

Final assembly of products sold by the Company is currently performed in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California; Fullerton, California; the Republic of Korea; the People’s Republic of China; and the Czech Republic. Currently, manufacturing of many of the components used in the Company’s products is performed by third-party vendors in the U.S., China, Japan, Korea, and Singapore.  Final assembly of substantially all of the Company’s portable products, including MacBook Pros, MacBooks, iPods and iPhones is performed by third-party vendors in China. If for any reason manufacturing or logistics in any of these locations is disrupted by regional economic, business, labor, environmental, public health, or political issues, or due to information technology system failures or military actions, the Company’s results of operations and financial condition could be materially adversely affected.

The Company’s future operating performance is dependent on the performance of distributors and other resellers of the Company’s products.

The Company distributes its products through wholesalers, resellers, national and regional retailers, value added resellers, and cataloguers, many of whom distribute products from competing manufacturers. The Company  distributes iPhone in the U.S. through its online and retail stores as well as through AT&T Mobility’s retail stores. In addition, the Company sells many of its products and resells certain third-party products in most of its major markets directly to end-users, certain education customers, and certain resellers through its online stores around the world and its retail stores. Many of the Company’s resellers operate on narrow product margins and have been negatively impacted in the past by weak economic conditions. Considerable trade receivables that are not covered by collateral or credit insurance are outstanding with the Company’s distribution and retail channel partners. The Company’s business and financial results could be materially adversely affected if the financial condition of these resellers weakens, if resellers within consumer channels were to cease distribution of the Company’s products, or if uncertainty regarding demand for the Company’s products caused resellers to reduce their ordering and marketing of the Company’s products.  The Company has invested and will continue to invest in various programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors and improving product placement displays.  These programs could require a substantial investment from the Company, while providing no assurance of return or incremental revenue to offset this investment.

Over the past several years, an increasing proportion of the Company’s net sales have been made by the Company directly to end-users through its online stores around the world and through its retail stores in the U.S., Canada, Japan, the U.K., and Italy. Additionally, the Company has announced its plans to open stores in other European and Asian countries and is exploring additional international store locations. Some of the Company’s resellers have perceived this expansion of the Company’s direct sales as conflicting with their own businesses and economic interests as distributors and resellers of the Company’s products. Perception of such a conflict could discourage the Company’s resellers from investing additional resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of the Company’s products. The Company’s business and financial results could be materially adversely affected if expansion of its direct sales to end-users causes some or all of its resellers to cease or limit distribution of the Company’s products.

The Company relies on third-party digital content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with third parties to offer their digital content to customers through the Company’s iTunes Store. The Company pays substantial fees to obtain the rights to offer to its customers this third-party digital content. The Company’s licensing arrangements with these third-party content providers are short-term in nature and do not guarantee the continuation or future renewal of these arrangements at commercially reasonable terms, if at all.  Certain parties in the music industry have consolidated and formed alliances, which could limit the availability and increase the fees required to offer digital content to customers through the iTunes Store. Some third-party content providers currently or may in the future offer music products and services that compete with the Company’s music products and services, and could take action to make it more difficult or impossible for the Company to license their digital content in the future.  Further, other distributors of third-party content or third-party content owners may seek to limit the Company’s access to or increase the total cost of such content.  If the Company is unable to continue to offer a wide variety of digital content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach, then sales and gross margins of the Company’s iTunes Store, as well as related hardware and peripherals, including iPods, iPhone and Apple TV, may be materially adversely affected.

Many third-party content providers, artists, and studios require that the Company provide certain digital rights management (“DRM”) solutions and other security mechanisms.  If the requirements from content providers, artists, or studios change, then the Company may be required to further develop or license technology to address such new rights and requirements.  In addition, certain countries have passed legislation or may propose legislation that would force the Company to license its DRM, which could lessen the protection of content and subject it to piracy and could also affect arrangements with the Company’s content suppliers. There is no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner, if at all, which could have a materially adverse effect on the Company’s operating results and financial position.

The Company’s future performance is dependent upon support from third-party software developers. If third-party software applications cease to be developed or available for the Company’s hardware products, then customers may choose not to buy the Company’s products.

The Company believes decisions by customers to purchase the Company’s personal computers, as opposed to Windows-based systems, are often based on the availability of third-party application software such as Microsoft Office. The Company also believes the availability of third-party application, gaming, and other software for the Company’s hardware products depends in part on third-party developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products versus software for the larger Windows market or growing Linux market. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated potential revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such software products. To the extent the minority market share held by the Company in the global personal computer market has caused software developers to question the Company’s prospects in the global personal computer market, developers could be less inclined to develop new application software or upgrade existing software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market or growing Linux market. The Company’s announcement that it plans to add a feature to the next version of Mac OS X that will enable Intel-based Macintosh systems to run Windows XP may deter developers from creating software applications for Mac OS X if such applications are available for the Windows platform.  Moreover, there can be no assurance software developers will continue to develop software for Mac OS X on a timely basis or at all.

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

In addition, past and future development by the Company of its own software applications and solutions may negatively impact the decision of software developers, such as Microsoft and Adobe, to develop, maintain, and upgrade similar or competitive software for the Company’s products. The Company currently markets and sells a variety of software applications for use by professionals, consumers, creative, and education customers that could influence the decisions of third-party software developers to develop or upgrade Macintosh-compatible software products. Software applications currently marketed by the Company include software for professional film and video editing, professional compositing and visual effects for large format film and video productions, professional music production and music post production, professional and consumer DVD encoding and authoring, professional digital photo editing and workflow management, consumer digital video and digital photo editing and management, digital music management, desktop-based database management, word processing, and high-quality presentations. Discontinuance of third-party software products for the Macintosh platform could have a materially adverse effect on the Company’s net sales and results of operations.

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

Because of technological changes in the global personal computer and consumer electronics industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents of others. The Company has from time to time been notified that it may be infringing certain patents or other intellectual property rights of others. Responding to such claims, regardless of their merit, can be time-consuming, result in significant expenses, and cause the diversion of management and technical personnel. Several pending claims are in various stages of evaluation. The Company may consider the desirability of entering into licensing agreements in certain of these cases. However, no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting the Company from marketing or selling certain of its products or a successful claim of infringement against the Company requiring it to pay royalties to a third-party, the Company’s future operating results and financial condition could be materially adversely affected. Information regarding certain claims and litigation involving the Company related to alleged patent infringement and other matters is set forth in Part II, Item 1., “Legal Proceedings,” of this Form 10-Q.  In the opinion of management, the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights of others that would individually or in the aggregate have a material adverse effect on its results of operations or financial condition. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part II, Item 1., “Legal Proceedings,” of this Form 10-Q or should several of these matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Additionally, with the June 2007 introduction of iPhone, the Company has begun to compete with mobile communication device companies who hold significant patent portfolios.  Regardless of the scope or validity of any such patents or the merits of any potential patent claims by competitors, the Company may have to engage in protracted litigation, enter into expensive agreements or settlements and/or modify its products in response to these patents, which may be time-consuming and divert management and technical personnel attention. Any of these events could materially adversely impact the Company’s results of operations and financial condition.

The Company’s retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through June 30, 2007, the Company had opened 185 retail stores. The Company’s retail initiative has required substantial investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with lease terms ranging from 5 to 20 years, the majority of which are for 10 years. The Company could incur substantial costs should it choose to terminate these commitments or close individual stores. Such costs could materially adversely affect the Company’s results of operations and financial condition. Additionally, a relatively high proportion of the Retail segment’s costs are fixed because of personnel costs, depreciation of store construction costs, and lease expense. As a result, significant losses would result should the Retail segment experience a significant decline in sales for any reason.

Certain of the Company’s stores have been designed and built to serve as high-profile venues that function as vehicles for certain corporate sales and marketing activities, corporate briefings, and to promote brand awareness. Because of their unique design elements, locations and size, these stores require substantially more investment in equipment and leasehold improvements than the Company’s more typical retail stores. The Company has opened eight such stores through June 30, 2007. Because of their location and size, these high-profile stores also require the Company to enter into substantially larger operating lease commitments compared to those required for its more typical stores. Current leases on such locations have terms ranging from 10 to 16 years with total remaining commitments per location ranging from $3 million to $31 million. Closure or poor performance of any of these high-profile stores could have a significant negative impact on the Company’s results of operations and financial condition.

Many of the general risks and uncertainties the Company faces could also have a material adverse impact on its Retail segment. Also, many factors unique to retail operations, some of which are beyond the Company’s control, present risks and uncertainties that could materially adversely affect the Retail segment’s future results, cause its actual results to differ from those currently expected, and/or have a material adverse effect on the Company’s results of operations and financial condition. Potential risks and uncertainties unique to retail operations that could have a material adverse impact on the Retail segment include, among other things, macro-economic factors that have a negative impact on general retail activity; inability to manage costs associated with store construction and operation; inability to sell third-party hardware and software products at adequate margins; failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations outside the U.S.; costs associated with unanticipated fluctuations in the value of Apple-branded and third-party retail inventory; and inability to obtain and renew leases in quality retail locations at a reasonable cost.

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

The Company’s professional products, including MacBook Pro and Mac Pro systems, software, accessories, and service and support contracts, generally have higher gross margins than the Company’s consumer products, including the iMac, Mac mini, MacBook, iPod, iPhone and content from the iTunes Store. A shift in sales mix away from higher margin products and services towards lower margin products and services could materially adversely affect the Company’s future gross margin and operating margin percentages. The Company’s traditional professional customers may choose to buy consumer products, specifically the iMac and MacBook, instead of professional products. Professional users may choose to buy the iMac due to its relative price performance and unique design featuring a flat panel screen. Professional users may also choose to purchase MacBooks instead of the Company’s professional-oriented portable products due to their price performance and screen size. Additionally, significant future growth in iPod sales without corresponding growth in higher margin product sales could also reduce gross margin and operating margin percentages.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. The Company’s direct sales, primarily through its retail and online stores, generally have higher associated gross margins than its indirect sales through its channel partners. In addition the Company’s gross margin and operating margin percentages, as well as overall profitability may be materially adversely impacted as a result of a shift in product, geographic or channel mix, or new product announcements. The Company generally sells more product during the third month of each quarter than it does during either of the first two months, a pattern typical in the global personal computer and consumer electronics industries. This sales pattern can produce pressure on the Company’s internal infrastructure during the third month of a quarter and may adversely impact the Company’s ability to predict its financial results accurately. Furthermore, the Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to other quarters in the fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components suppliers, or manufacturing partners, could have material adverse impacts on the Company and its results of operations and financial condition.

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

Much of the future success of the Company depends on the continued service and availability of skilled personnel, including its Chief Executive Officer, members of its executive team, and those in technical, marketing and staff positions. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company’s key employees are located. The Company has relied on its ability to grant equity awards as one mechanism for recruiting and retaining this highly skilled talent. Recent accounting regulations requiring the expensing of stock options have resulted in increased stock-based compensation expense, which has caused the Company to reduce the number of stock-based awards issued to employees. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

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

Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

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

The Company’s future effective tax rates could be favorably or unfavorably affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of the Company’s deferred tax assets and liabilities, or by changes in tax laws or their interpretation.  In addition, the Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for income taxes. There can be no assurance the outcomes from these continuous examinations will not have a material adverse effect on the Company’s results of operations and financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 10, 2007.  Management proposals 1, 2, 3, 4 and 5 were approved.  Shareholder proposals 6, 7, 9 and 11 were not approved.  Shareholder proposals 8 and 10 were withdrawn.  The results are as follows:

Proposal 1

The following directors were elected at the meeting to serve a one-year term as directors:

	For	Authority Withheld
William V. Campbell	494,745,648	250,924,575
Millard S. Drexler	567,836,168	177,834,055
Albert A. Gore, Jr.	536,067,091	209,603,132
Steven P. Jobs	727,762,217	17,908,006
Arthur D. Levinson, Ph.D.	494,013,961	251,656,262
Eric E. Schmidt, Ph.D.	571,847,833	173,822,390
Jerome B. York	471,602,305	274,067,918

Proposal 2

Approval of amendments to the Apple Inc. 2003 Employee Stock Plan, as described in the proxy materials.

For	Against	Abstained	Broker Non-Vote
441,503,057	111,494,188	5,446,384	187,226,594

Proposal 3

Approval of amendments to the Apple Inc. Employee Stock Purchase Plan, as described in the proxy materials.

For	Against	Abstained	Broker Non-Vote
541,618,682	11,528,224	5,296,723	187,226,594

Proposal 4

Approval of amendments to the 1997 Director Stock Option Plan, as described in the proxy materials.

For	Against	Abstained	Broker Non-Vote
478,620,219	74,333,849	5,489,561	187,226,594

Proposal 5

Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2007.

For	Against	Abstained
727,635,644	12,522,888	5,511,691

Proposal 6

The shareholder proposal requesting that the Board of Directors adopt an option dating policy, as described in the proxy materials.

For	Against	Abstained	Broker Non-Vote
230,134,768	255,429,901	72,878,960	187,226,594

Proposal 7

The shareholder proposal requesting that the Board of Directors establish a pay-for-superior-performance standard in the Corporation’s executive compensation plan for senior executives, as described in the proxy materials.

For	Against	Abstained	Broker Non-Vote
211,953,235	340,649,118	5,841,276	187,226,594

Proposal 8

Shareholder proposal 8 was withdrawn at the meeting and therefore no vote was taken.

Proposal 9

The shareholder proposal requesting that the Board of Directors adopt an equity retention policy for senior executives, as described in the proxy materials.

For	Against	Abstained	Broker Non-Vote
211,757,299	340,631,308	6,055,022	187,226,594

Proposal 10

Shareholder proposal 10 was withdrawn at the meeting and therefore no vote was taken.

Proposal 11

The shareholder proposal requesting that the Board of Directors adopt a policy giving shareholders the opportunity to vote on an advisory resolution on compensation of named executive officers, as described in the proxy materials.

For	Against	Abstained	Broker Non-Vote
230,532,386	263,690,545	64,218,473	187,228,819

The proposals above are described in detail in the Company’s definitive proxy statement dated April 16, 2007, for the Annual Meeting of Shareholders held on May 10, 2007.

Item 6. Exhibits

 (a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date	Filed/Furnished Herewith

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	By-Laws of the Company, as amended through February 14, 2007.	8-K	2/21/07
3.4	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05
3.5	Certificate of Ownership as filed with the Secretary of State of the State of California on January 9, 2007.	8-K	1/9/07
4.1	Specimen Stock Certificate	10-Q	12/30/06
4.9	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of Apple Computer, Inc.	10-K	9/26/97
10.A.3	Apple Computer, Inc. Savings and Investment Plan, as amended and restated effective as of October 1, 1990.	10-K	9/27/91
10.A.3-1	Amendment of Apple Computer, Inc. Savings and Investment Plan dated March 1, 1992.	10-K	9/25/92
10.A.3-2	Amendment No. 2 to the Apple Computer, Inc. Savings and Investment Plan.	10-Q	3/28/97
10.A.5	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.A.6	Apple Inc. Employee Stock Purchase Plan, as amended through May 10, 2007.	8-K	5/16/07
10.A.8	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97
10.A.43	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.A.49	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.A.50	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07
10.A.51	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07

10.A.52	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02
10.A.53	Option Cancellation and Restricted Stock Award Agreement dated as of March 19, 2003 by and between the Registrant and Steven P. Jobs.	10-Q	6/28/03
10.A.54	Form of Restricted Stock Unit Award Agreement.	10-Q	3/27/04
10.A.54-1	Alternative Form of Restricted Stock Unit Award Agreement.	10-K	9/24/05
10.A.55	Apple Computer, Inc. Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05
10.A.56	Form of Election to Satisfy Tax Withholding with Stock.	8-K	8/15/05
10.A.57	Form of Option Agreements.	10-K	9/24/05
10.B.19*	Purchase Agreement effective August 10, 2005 between the Registrant and Freescale Semiconductor, Inc.	10-K	9/24/05
14.1	Code of Ethics of the Company.	10-K	9/27/03
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.			X
31.2	Rule13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.			X
32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.			X

* Confidential treatment requested as to certain portion of this exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 6, 2007	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and
Chief Financial Officer