Form 10-K
period 2007-09-29
APPLE INC
filed 2007-11-15
CIK 320193

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 000-10030

APPLE INC.
(Exact name of registrant as specified in its charter)

California	942404110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Infinite Loop Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (408) 996-1010

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	The NASDAQ Global Select Market
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 31, 2007, was approximately $74,499,000,000 based upon the closing price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

875,540,274 shares of Common Stock Issued and Outstanding as of November 2, 2007

The Business section and other parts of this Annual Report on Form 10-K ("Form 10-K") contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" under Part I, Item 1A of this Form 10-K. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business

Company Background

Apple Inc. and its wholly-owned subsidiaries (collectively "Apple" or the "Company") design, manufacture, and market personal computers, portable digital music players, and mobile communication devices and sells a variety of related software, services, peripherals, and networking solutions. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh ("Mac"), iPod and iPhone compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers. The Company's fiscal year is the 52 or 53-week period that ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company's fiscal calendar.

Business Strategy

The Company is committed to bringing the best personal computing, portable digital music and mobile communication experience to students, educators, creative professionals, businesses, government agencies, and consumers through its innovative hardware, software, peripherals, services, and Internet offerings. The Company's business strategy leverages its unique ability to design and develop its own operating system, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to the development and enhancement of innovative products and technologies. In addition to evolving its personal computers and related solutions, the Company continues to capitalize on the convergence of the personal computer, digital consumer electronics and mobile communications by creating and refining innovations, such as the iPod, iPhone, iTunes Store, and Apple TV. The Company's strategy also includes expanding its distribution network to effectively reach more of its targeted customers and provide them with a high-quality sales and post-sales support experience.

Digital Lifestyle

The Company believes that for both professionals and consumers the personal computer has become the center of an evolving digital lifestyle by integrating with and enhancing the utility of advanced digital devices such as the Company's iPods, iPhones, digital video and still cameras, televisions, personal digital assistants, and other digital devices. The attributes of the personal computer that enable this functionality include a high-quality user interface, easy access to relatively inexpensive data storage, the ability to run complex applications, and the ability to connect easily to a wide variety of other digital devices and to the Internet. The Company is the only participant in the personal computer industry that controls the design and development of the entire personal computer—from the hardware and operating system to sophisticated software applications. This, along with its products' creative industrial designs, intuitive ease-of-use, and built-in graphics, multimedia and networking capabilities, positions the Company to offer innovative integrated digital lifestyle solutions.

Expanded Distribution

The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company's products and services greatly enhances its ability to attract and retain customers. The Company sells many of its products and resells certain third-party products in most of its major markets directly to consumers, education customers, and businesses through its retail and online stores. The Company has also invested in programs to enhance reseller sales, including the Apple Sales Consultant Program, which places Apple employees and contractors at selected third-party reseller locations. The Company believes providing direct contact with its targeted customers is an efficient way to demonstrate the advantages of its Mac computers and other products over those of its competitors.

At the end of fiscal 2007, the Company had opened a total of 197 of its own retail stores, including 174 stores in the U.S. and a total of 23 stores in Canada, Japan, U.K. and Italy. The Company has typically located its stores at high-traffic locations in quality shopping malls and urban shopping districts.

One of the goals of the retail initiative is to expand the Company's installed base through sales to customers who currently do not already own the Company's products. By operating its own stores and locating them in desirable high-traffic locations, the Company is better positioned to control the customer buying experience and attract new customers. The stores are designed to simplify and enhance the presentation and marketing of the Company's products and related solutions. To that end, retail store configurations have evolved into various sizes in order to accommodate market-specific demands. The stores employ experienced and knowledgeable personnel who provide product advice and certain support services. The stores offer a wide selection of third-party hardware, software, and various other accessory products and peripherals selected to complement the Company's own products.

Education

Throughout its history, the Company has focused on the use of technology in education and has been committed to delivering tools to help educators teach and students learn. The Company believes effective integration of technology into classroom instruction can result in higher levels of student achievement, especially when used to support collaboration, information access, and the expression and representation of student thoughts and ideas. The Company has designed a range of products and services to address the needs of education customers. These products and services include the Company's Mac computers, iPods, iTunes, and Apple TV, in addition to various solutions for video creation and editing, wireless networking, professional development, and one-to-one (1:1) learning. A 1:1 learning solution typically consists of a portable computer for every student and teacher along with the installation of a wireless network.

Creative Professionals

Creative professionals constitute one of the Company's most important markets for both hardware and software products. This market is also important to many third-party developers who provide Mac-compatible hardware and software solutions. Creative customers utilize the Company's products for a variety of activities including digital video and film production and editing; digital video and film special effects, compositing and titling; digital still photography and workflow management; graphic design, publishing, and print production; music creation and production; audio production and sound design; and web design, development, and administration.

The Company designs its high-end hardware solutions, including servers, desktops, and portable Mac systems, to incorporate the power, expandability, and features desired by creative professionals. The Company's operating system, Mac OS X, incorporates powerful graphics and audio technologies and features developer tools to optimize system and application performance when running creative solutions provided by the Company or third-party developers.

Other

In addition to consumer, education and creative professional markets, the Company provides hardware and software products and solutions for customers in the information technology, science, business, and government markets.

Business Organization

The Company manages its business primarily on a geographic basis. The Company's reportable operating segments consist of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, the U.K. and Italy. Each reportable geographic operating segment and the Retail operating segment provide similar hardware and software products and similar services. Further information regarding the Company's operating segments may be found in Part II, Item 7 of this Form 10-K under the heading "Segment Operating Performance," and in Part II, Item 8 of this Form 10-K in Notes to Consolidated Financial Statements at Note 9, "Segment Information and Geographic Data."

Products

The Company offers a range of personal computing products including desktop and portable personal computers, related devices and peripherals, and various third-party hardware and software products. In addition, the Company offers software products including Mac OS® X, the Company's proprietary operating system software for the Mac®; server software and related solutions; professional application software; and consumer, education and business oriented application software. The Company also designs, develops and markets to Mac and Windows users its family of iPod® digital music players and its iPhone™ mobile communication device, along with related accessories and services including the online distribution of third-party content through the Company's iTunes Store™. The Company's primary products are discussed below.

Hardware Products

The Company offers a range of personal computing products including desktop and notebook computers, server and storage products, related devices and peripherals, and various third-party hardware products. The Company's Mac desktop and portable systems feature Intel microprocessors, the Company's Mac OS X Version 10.5 Leopard™ ("Mac OS X Leopard") operating system that became available in October 2007 and iLife® suite of software for creation and management of digital photography, music, movies, DVDs, and website. The Company's transition from PowerPC to Intel microprocessors for Mac systems was completed in August 2006, and its transition for Xserve® was completed in November 2006. There are potential risks and uncertainties associated with the transition to Intel microprocessors, which are further discussed in Item 1A of this Form 10-K under the heading "Risk Factors."

MacBook® Pro

The MacBook Pro family of notebook computers is designed for professionals and advanced consumer users. First introduced in January 2006, the MacBook Pro includes a 15-inch or 17-inch widescreen display, a built-in iSight® video camera, Front Row™ with the Apple Remote, and the MagSafe® magnetic power adapter. In June 2007, the Company updated its MacBook Pro models to include the latest Intel Core 2 Duo processors and the Nvidia GeForce 8600M GT graphics controller. MacBook Pro includes up to 4GB of 667MHz DDR2 main memory with an 800 MHz frontside bus, a Serial ATA hard drive, and a slot-loading double-layer SuperDrive®. In addition, every MacBook Pro features a 1-inch thin aluminum enclosure and includes AirPort Extreme® 802.11n wireless networking, Bluetooth 2.0+EDR, Gigabit

Ethernet, USB 2.0 and FireWire® ports, audio input and output ports, a DVI video-out port, an ExpressCard/34 slot, scrolling trackpad, and backlit keyboard.

MacBook®

The MacBook is designed for consumer and education users. First introduced in May 2006, the MacBook includes a 13-inch widescreen display, a built-in iSight video camera and the MagSafe magnetic power adapter. In May 2007, the Company updated its MacBook models with faster Intel Core 2 Duo processors running at up to 2.16GHz, Intel integrated graphics, support for up to 4GB of 667MHz DDR2 main memory, a Serial ATA hard drive, and a slot-loading Combo optical drive or double-layer SuperDrive. In addition, MacBook models include AirPort Extreme 802.11n wireless networking, Bluetooth 2.0+EDR, Gigabit Ethernet, USB 2.0 and FireWire ports, audio input and output ports, a mini-DVI video output port, and scrolling trackpad.

Mac® Pro

The Mac Pro desktop computer is targeted at business and professional users and is designed to meet the performance, expansion, and networking needs of the most demanding Mac user. The Mac Pro features two Intel Xeon dual-core or quad-core processors running at up to 3.0GHz, with 4MB and 8MB of shared Level 2 cache and independent 1.33GHz front-side buses, 667MHz fully buffered memory, and a 256-bit wide memory architecture. The Mac Pro also features a direct attach storage solution for snap-in installation of up to four 750GB Serial ATA hard drives for a total of 3TB of internal storage. Every Mac Pro includes three full-length PCI Express expansion slots and one double-wide PCI Express graphics slot to support double-wide graphics cards. The Mac Pro also includes dual Ethernet ports, optical digital input and output ports, analog audio input and output ports, and multiple FireWire 400, FireWire 800 and USB 2.0 ports.

iMac®

The iMac desktop computer is targeted at consumer, education and business customers. In August 2007, the Company updated the iMac to include 2.0GHz, 2.4GHz or 2.8GHz Intel Core 2 Duo processors, up to 4 GB of 667 MHz DDR2 SDRAM, a faster graphics card using ATI Radeon HD 2400 XT or ATI Radeon HD 2600 PRO graphics, and slot-loading double-layer SuperDrive. All iMac models include a built-in iSight video camera, AirPort Extreme 802.11n wireless networking, Bluetooth 2.0+EDR, built-in Gigabit Ethernet, USB 2.0 and Fire Wire ports, and mini-DVI video out.

Mac® mini

In February 2006, the Company introduced the Intel-based Mac mini that includes Front Row with the Apple Remote. The Mac mini offers 1GB of 667MHz memory expandable to 2GB and either a 1.83GHz or 2.0GHz Intel processor. Every Mac mini includes built-in Gigabit Ethernet, AirPort Extreme 802.11g wireless networking, Bluetooth 2.0+EDR, a total of four USB 2.0 ports, and one FireWire 400 port. Mac mini includes a full-size DVI interface and a VGA-out adapter to connect to a variety of displays, including televisions, and features both analog and digital audio outputs.

Xserve® and Xserve RAID Storage System

Xserve is a 1U rack-mount server powered by two dual-core 64-bit Intel Xeon processors running at up to 3.0GHz and features Mac OS® X Server 10.5, which became available in October 2007. Xserve supports up to 32GB of RAM, remote management and internal serial attached SCSI ("SAS") or serial ATA ("SATA") storage drives of up to 2.25TB, with optional internal hardware RAID. The Company's Xserve RAID storage system delivers up to 10.5TB of Fiber Channel attached hardware RAID storage capacity and also expanded support for Mac OS X and heterogeneous environments.

Music Products and Services

The Company offers its iPod® line of portable digital music players and related accessories to Mac and Windows users. All iPods work with the Company's iTunes® digital music management software ("iTunes software") available for both Mac and Windows-based computers.

The Company also provides an online service to distribute third-party music, audio books, music videos, short films, television shows, movies, podcasts and iPod games through its iTunes Store. In addition to the Company's own iPod accessories, thousands of third-party iPod compatible products are available, either through the Company's online and retail stores or from third parties, including portable and desktop speaker systems, headphones, car radio solutions, voice recorders, cables and docks, power supplies and chargers, and carrying cases and armbands.

iPod® shuffle

The iPod shuffle weighs half an ounce and features an aluminum design and a built-in clip. The iPod shuffle contains 1GB of flash memory capable of holding up to 240 songs and provides up to 12 hours of battery life. The iPod shuffle includes a shuffle switch feature that allows users to listen to their music in random order or in the order of their playlist synced through iTunes. iPod shuffle works with iTunes' patent-pending AutoFill option that automatically selects songs to fill the iPod shuffle from a user's iTunes library.

iPod® nano

In September 2007, the Company introduced a new version of its flash-memory-based iPod nano featuring a larger two-inch display with 204 pixels per inch and a new user interface featuring Cover Flow®. The new iPod nano comes in an all metal design made with anodized aluminum and polished stainless steel and has up to 24 hours of battery life. The iPod nano includes the Click Wheel, a smaller and lighter design and brighter color screen than its predecessor, and new iPod games. The iPod nano is available in 4GB and 8GB configurations and in a variety of colors.

iPod® classic

In September 2007, the Company introduced the new iPod classic. The iPod classic is an upgraded version of the original iPod, the Company's hard-drive based portable digital music player. The iPod classic is available in an 80GB model capable of holding up to 20,000 songs or 100 hours of video and a 160GB model capable of holding up to 40,000 songs or 200 hours of video. The iPod classic features up to 40 hours of battery life and includes a new all-metal enclosure and a 2.5-inch color screen that can display album artwork, photos, and video content including music videos, video and audio podcasts, short films, television shows, movies, and games.

iPod® touch

In September 2007, the Company introduced the iPod touch, a new flash-memory-based iPod that is 8 mm thin and features the Company's Multi-Touch™ user interface on a 3.5-inch widescreen display. The iPod touch includes Wi-Fi wireless networking and additional applications such as Safari™, Google Search or Yahoo! oneSearch, and the new iTunes Wi-Fi Music Store. The iPod touch is available in 8GB and 16 GB configurations and features up to 22 hours of audio playback and up to five hours of video playback. The iPod touch's user interface is based on the Multi-Touch™ display allowing users to control the device with a touchscreen.

iTunes® 7

iTunes is a digital media player application for playing, downloading, and organizing digital music and video files. iTunes is available for both Mac and Windows-based computers. Within iTunes, the user can connect to the iTunes Store™, a service that allows customers to find, purchase, and download third-party digital music, audio books, music videos, short films, television shows and movies, and iPod games. In

September 2007, the Company introduced the iTunes Wi-Fi Music Store offering users the ability to browse, search, preview, purchase, and download songs and albums from their iPod touch or iPhone over a Wi-Fi network. Customers can search the contents of the store catalog to locate works by title, artist, or album, or browse the entire contents of the store by genre. Originally introduced in the U.S. in April 2003, the iTunes Store now serves customers in 22 countries.

iPhone™

In January 2007, the Company announced iPhone™, a handheld device that combines in a single product a mobile phone, a widescreen iPod with touch controls, and an Internet communications device. iPhone's user interface is based on the Multi-Touch™ display allowing users to control the device with a touchscreen. iPhone lets users make calls by tapping on a name or number in their address book, a favorites list, or a call log as well as select and listen to voicemail messages in any order. iPhone also allows users to purchase and download songs and albums from the iTunes Wi-Fi Music Store directly onto their iPhone and play their iTunes® content, including movies, television shows, music, photos and podcasts, with the touch of a finger. iPhone features desktop-class email, web browsing, searching, and maps. iPhone is compatible with a Mac or PC and automatically syncs content from a user's iTunes library, as well as contacts, bookmarks, and email accounts. iPhone is a quad-band GSM phone featuring EDGE and Wi-Fi wireless technologies for data networking, Bluetooth 2.0, a built-in 2 megapixel camera, a 3.5-inch touch screen with 480-by-320 resolution at 160 pixels per inch, and providing up to 8 hours of talk time, 6 hours of Internet use, 7 hours of video playback or 24 hours of audio playback. AT&T Mobility LLC ("AT&T") is the exclusive U.S. cellular network carrier for iPhone. The Company began shipping iPhone in the U.S. on June 29, 2007. On November 9, 2007, the Company began shipping iPhone in the U.K. and Germany, and expects to ship the iPhone in France on November 29, 2007. O2 Limited ("O2"), T-Mobile International AG & Co. KG ("T-Mobile"), and France Telecom ("Orange") are the exclusive cellular network carriers for iPhone in the U.K., Germany, and France, respectively. The Company has entered into agreements with each exclusive cellular network carrier related to cellular network services and the purchase and sale of iPhone and iPhone related products. These agreements entitle the Company to receive certain payments from these carriers.

In addition to the Company's own iPhone accessories, third-party iPhone compatible products are available, either through the Company's online and retail stores or from third parties, including headsets, cables and docks, power supplies, and carrying cases.

Peripheral Products

The Company sells a variety of Apple-branded and third-party Mac-compatible peripheral products directly to end-users through its retail and online stores, including printers, storage devices, computer memory, digital video and still cameras, and various other computing products and supplies.

Displays

The Company manufactures a family of widescreen flat panel displays including the 30-inch Apple Cinema HD Display™, a widescreen active-matrix LCD with 2560-by-1600 pixel resolution, the 23-inch Apple Cinema HD Display with 1920-by-1200 pixel resolution and the 20-inch Apple Cinema Display® with 1680-by-1050 pixel resolution. These displays feature built-in dual FireWire and dual USB 2.0 ports and use the industry standard DVI interface for a pure digital connection with the Company's latest Mac Pro, MacBook Pro, Mac mini and MacBook systems. The Cinema Displays feature an aluminum design with a thin bezel, suspended by an aluminum stand that allows viewing angle adjustment.

Apple TV™

In January 2007, the Company announced Apple TV, a device that permits users to wirelessly play iTunes content on a widescreen television. Compatible with a Mac or Windows-based computer, Apple TV includes either a 40GB or 160GB hard drive capable of storing up to 200 hours of video, 36,000 songs,

25,000 photos, or a combination of each and is capable of displaying content in high definition resolution up to 720p. Apple TV connects to a broad range of widescreen televisions and home theater systems and comes standard with high-definition multimedia interface, component video, and both analog and digital optical audio ports. Using high-speed AirPort® 802.11n wireless networking, Apple TV can auto-sync content from one computer or stream content from up to five additional computers directly to a television. The Company began shipping Apple TV in March 2007.

Software Products and Computer Technologies

The Company offers a range of software products for education, creative professional, consumer, business and government customers, including Mac OS X, the Company's proprietary operating system software for the Mac; server software and related solutions; professional application software; and consumer, education, and business oriented application software.

Operating System Software

Mac OS® X is built on an open-source UNIX-based foundation. Mac OS X Leopard is the sixth major release of Mac OS X and became available in October 2007. Leopard includes 300 new features and introduces a new desktop with Stacks, a new way to easily access files from the Dock; a redesigned Finder™ that lets users quickly browse and share files between multiple Macs; Quick Look, a new way to instantly see files without opening an application; Spaces™, an intuitive new feature used to create groups of applications and instantly switch between them; and Time Machine™, an effortless way to automatically back up everything on a Mac.

Application Software

iLife® '08

In August 2007, the Company introduced iLife '08, the latest release of its consumer-oriented digital lifestyle application suite, which features iPhoto®, iDVD®, GarageBand®, iWeb™, iTunes® and iMovie® '08. All of these applications are Universal, meaning that they run natively on both Intel and PowerPC-based Mac computers ("Universal").

  iPhoto® is the Company's consumer-oriented digital photo software application. iPhoto '08 adds new features for organizing and browsing photos, including event-based grouping, new professional quality image editing tools, and enables publishing to .Mac Web Gallery. .Mac Web Gallery, is fully integrated with iPhoto '08 and iMovie '08, allowing .Mac users to share photos and movies over the web. iPhoto '08 features print, photo book, greeting card, and calendar layout tools and integrated online ordering services.

  iMovie® '08 is a new version of the Company's consumer-oriented digital video editing software application. iMovie® '08 provides new tools for quick movie creation and video enhancements, including transitions, titles, music and sound effects. Projects in iMovie® '08 can also be published to .Mac Web Gallery.

  iDVD® is the Company's consumer-oriented software application that enables users to turn iMovie files, QuickTime® files, and digital pictures into interactive DVDs that can be played on most consumer DVD players. iDVD '08 features 10 new Apple-designed menu themes in both widescreen (16:9) and standard (4:3) formats.

  GarageBand® is the Company's consumer-oriented music creation software application that allows users to play, record and create music using a simple interface. With GarageBand, software instruments, digital audio recordings and looping tracks can be arranged and edited to create songs. GarageBand '08 allows users to export finished songs to their iTunes library, or publish a podcast through iWeb and .Mac that includes artwork, sound effects, and music jingles.

  iWeb™ allows users to create online photo albums, blogs and podcasts, and to customize websites using editing tools. iWeb'08 offers new features to make websites more interactive by adding live web widgets, which are snippets of live content from other websites, such as Google Maps, targeted ads using Google AdSense and photos or movies from .Mac Web Galleries.

iLife '08 also includes iTunes®, the Company's digital music jukebox software application that allows users to purchase a variety of digital content available through the Company's iTunes Store. iTunes organizes content using searching, browsing, and playlists, and provides integration with the complete family of iPods and iPhone.

iWork™ '08

In August 2007, the Company introduced iWork '08, a new version of the Company's integrated productivity suite designed to help users create, present, and publish documents, presentations and spreadsheets. iWork '08 includes updates to Pages® '08 for word processing and page layout, Keynote® '08 for presentations, and introduces Numbers '08 for spreadsheets. All of these programs are Universal and feature advanced image tools, including enhanced photo masking, resizable picture frames and edges, and Instant Alpha, which easily removes the background of a photo.

Final Cut Studio® 2

In April 2007, the Company introduced Final Cut Studio® 2, an upgraded version of the Company's video production suite designed for professionals. Final Cut Studio 2 features Final Cut Pro® 6 for video editing, DVD Studio Pro® 4 for DVD authoring, Motion 3 for real-time motion graphics, Soundtrack® Pro 2 for audio editing and sound design, Color for color grading and finishing, and Compressor 3 for encoding media in multiple formats. All of these applications are Universal. The Company also offers Final Cut Express HD 3.5, a consumer version of the Company's movie making software.

Logic® Studio

In September 2007, the Company introduced Logic Studio, a comprehensive suite of professional tools used by musicians and professionals to create, perform, and record music. Logic Studio features Logic® Pro 8, an upgraded version of the Company's music creation and audio production software; MainStage™, a new live performance application; Soundtrack® Pro 2, a professional audio post production software; Studio Instruments, made up of 40 instrument plug-ins; Studio Effects, with 80 professional effect plug-ins; and studio Sound Library. In addition, the Company offers Logic® Express 8, a standalone version of the Logic® Pro 8 application that provides an easy entry into professional music production. All of these applications are Universal.

FileMaker® Pro

The FileMaker Pro database software is Universal and offers relational databases and desktop-to-web publishing capabilities. In July 2007, the Company introduced FileMaker Pro 9 featuring a new Quick Start screen, which stores users' favorites and gives them access to the new videos in the FileMaker Learning Center; Conditional Formatting, which highlights data based on parameters the user sets; and the ability to email a link to other FileMaker users to instantly access a database.

Internet Software and Services

The Company is focused on delivering seamless integration with and access to the Internet throughout the Company's products and services. The Company's Internet solutions adhere to many industry standards to provide an optimized user experience.

Safari™

In October 2007, the Company made available Safari 3, a web browser compatible with Windows XP, Windows Vista and Mac OS X. Safari 3 includes built-in Google search; SnapBack™ to instantly return to search results; a way to name, organize and present bookmarks; tabbed browsing; and automatic "pop-up" ad blocking.

QuickTime®

QuickTime, the Company's multimedia software for Mac or Windows-based computers, features streaming of live and stored video and audio over the Internet and playback of high-quality audio and video on computers. QuickTime 7 features H.264 encoding and can automatically determine a user's connection speed to ensure they are getting the highest-quality content stream possible. QuickTime 7 also delivers multi-channel audio and supports audio formats, including AIFF, WAV, MOV, MP4 (AAC only), CAF, and AAC/ADTS.

The Company offers several other QuickTime products. QuickTime 7 Pro, a suite of software tools, allows creation and editing of Internet-ready audio and video files. QuickTime 7 Pro allows users to create H.264 video, capture audio and video, create multi-channel audio, and export multiple files while playing back or editing video.

.Mac®

The Company's .Mac offering is a suite of Internet services that for an annual fee provides Mac users with a powerful set of Internet tools. .Mac services include: internet message access protocol ("IMAP") mail, an ad-free email service; website hosting for publishing web sites from iWeb; iDisk, a virtual hard drive accessible anywhere with Internet access; .Mac Sync, which keeps Safari bookmarks, iCal® calendars, Address Book information, Keychain®, and Mac OS X Mail preferences up-to-date across multiple Mac computers; and Groups which allows people to use a group email list and website. The current version of .Mac provides combined iDisk and email storage of up to 10GB for individuals and 20GB for families. In August 2007, the Company announced updates to its .Mac online service, including .Mac Web Gallery, a new service for .Mac members to share photos and movies on the Internet. .Mac Web Gallery lets members share photos and movies directly from iLife '08 with anyone on a Mac, PC or iPhone.

Wireless Connectivity and Networking

AirPort Extreme®

AirPort Extreme is the Company's wireless networking technology. AirPort Extreme Base Station includes 802.11n Wi-Fi wireless networking and supports up to 50 users. Air Port Extreme operates at either 2.4 GHz or 5 GHz frequencies, providing compatibility with most Wi-Fi devices. The current AirPort Extreme Base Station works with both Mac and Windows computers, includes multiple Gigabit Ethernet ports and supports USB printer sharing to allow multiple users to wirelessly share USB printers connected directly to the base station. All Macs have either built-in or optional wireless networking client hardware and software that communicates with Airport Extreme or Airport Express Base Stations.

AirPort® Express®

AirPort Express is the first 802.11g standard mobile base station that can be plugged directly into the wall for wireless Internet connections and USB printing. Airport Express also features analog and digital audio outputs that can be connected to a stereo and AirTunes™ music networking software that works with iTunes, giving users a way to wirelessly stream iTunes music from their Mac or Windows-based computer to any room in the house. AirPort Express features a single piece design weighing 6.7 ounces.

Product Support and Services

AppleCare® offers a range of support options for the Company's customers. These options include assistance that is built into software products, printed and electronic product manuals, online support including comprehensive product information as well as technical assistance, and the AppleCare

Protection Plan. The AppleCare Protection Plan is a fee-based service that typically includes three years of phone support and hardware repairs, dedicated web-based support resources, and user diagnostic tools.

Markets and Distribution

The Company's customers are primarily in the education, creative professional, consumer, and business markets. The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers. No individual customer accounted for more than 10% of net sales in 2007, 2006, or 2005. The Company also sells many of its products and resells certain third-party products in most of its major markets directly to consumers, education customers, and businesses through its own sales force and retail and online stores.

Competition

The Company is confronted by aggressive competition in all areas of its business. The markets for consumer electronics, personal computers, related software and peripheral products, digital music devices and related services, and mobile communication devices are highly competitive. These markets are characterized by rapid technological advances in both hardware and software that have substantially increased the capabilities and use of personal computers, other digital electronic devices, and mobile communication devices that have resulted in the frequent introduction of new products with competitive price, feature, and performance characteristics. Over the past several years, price competition in these markets has been particularly intense. The Company's competitors who sell personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company's financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. The principal competitive factors include price, product features, relative price/performance, product quality and reliability, design innovation, availability of software and peripherals, marketing and distribution capability, service and support, and corporate reputation. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller, simpler, and less expensive than traditional personal computers may compete for market share with the Company's products.

The Company's music products and services have faced significant competition from other companies promoting their own digital music and content products and services, including those offering free peer-to-peer music and video services. The Company believes it currently retains a competitive advantage by offering superior innovation and integration of the entire solution including the hardware (personal computer and iPod), software (iTunes), and distribution of content (iTunes Store and iTunes Wi-Fi Music Store). However, the Company expects competition in this space to intensify as competitors attempt to imitate the Company's approach to tightly integrating these elements within their own offerings or, alternatively, collaborate with each other to offer solutions that are more integrated than those they currently offer. Some of these current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company's offerings.

The Company is currently focused on market opportunities related to mobile communication devices including the iPhone. The mobile communications industry is highly competitive with several large, well-funded, and experienced competitors. The Company faces competition from mobile communication device companies that may attempt to imitate some of the iPhone's functions and applications within their own smart phones. This industry is characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers.

The Company's future financial condition and operating results are substantially dependent on the Company's ability to continue to develop improvements to the Mac platform and to the Company's hardware, software and services related to consumer electronic devices, including iPods, and mobile communication devices, including iPhone.

Raw Materials

Although most components essential to the Company's business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain LCDs, certain optical drives, and application-specific integrated circuits ("ASICs") are currently obtained by the Company from single or limited sources. Some key components, while currently available to the Company from multiple sources, are at times subject to industry-wide availability constraints and pricing pressures. In addition, the Company uses some components uncommon to the rest of the personal computer, consumer electronics and mobile communication industries, and new products introduced by the Company often initially utilize custom components obtained from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. If the supply of a key or single-sourced component to the Company were to be delayed or curtailed or in the event a key manufacturing vendor delayed shipment of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if suppliers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. The Company attempts to mitigate these potential risks by working closely with these and other key suppliers on product introduction plans, strategic inventories, coordinated product introductions, and internal and external manufacturing schedules and levels. Consistent with industry practice, the Company acquires components through a combination of formal purchase orders, supplier contracts, and open orders based on projected demand information. The Company's purchase commitments typically cover its requirements for periods ranging from 30 to 150 days.

The Company believes there are several component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon the Company's business and financial condition. At this time, such vendors include Agere Systems, Inc., Ambit Microsystems Corporation, Amperex Technology Limited, ASUSTeK Corporation, ATI Technologies, Inc., Atheros Communications Inc., AU Optronics Corporation, Broadcom Corporation, Chi Mei Optoelectronics Corporation, Cypress Semiconductor Corporation, Hitachi Global Storage Technologies, Hon Hai Precision Industry Co., Ltd., Infineon Technologies AG, Intel Corporation, Inventec Appliances Corporation, LG. Phillips Co., Ltd., Matsushita, Murata Manufacturing Co., Ltd., National Semiconductor Corporation, NVIDIA Corp., Inc., Quanta Computer, Inc., Renesas Semiconductor Co. Ltd., Samsung Electronics, Sony Corporation, Synaptics, Inc., Texas Instruments, and Toshiba Corporation. Certain of these vendors are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company's key products, including but not limited to, assembly of most of the Company's portable Mac computers, iPods, and iPhones.

Research and Development

Because the personal computer, consumer electronics, and mobile communication industries are characterized by rapid technological advances, the Company's ability to compete successfully is heavily dependent upon its ability to ensure a continual and timely flow of competitive products, services, and technologies to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of computer hardware and peripherals, consumer electronics products, mobile communication devices, system software, applications software, networking and communications software and solutions, and Internet services and solutions. The Company may expand the range of its product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. The Company's research and development expenditures totaled $782 million, $712 million, and $535 million in 2007, 2006, and 2005, respectively.

Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its computer systems, iPods, iPhone, peripherals, software, and services. In addition, the Company has registered, and/or has applied to register, trademarks and service marks in the U.S. and a number of foreign countries for "Apple," the Apple logo, "Macintosh," "Mac," "iPod," "iTunes," "iTunes Store," "iPhone," and numerous other trademarks and service marks. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

Many of the Company's products are designed to include intellectual property obtained from third-parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained at all. Because of technological changes in the computer industry, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company's products and business methods may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third-parties.

Foreign and Domestic Operations and Geographic Data

The U.S. represents the Company's largest geographic marketplace. Approximately 60% of the Company's net sales in 2007 came from sales to customers inside the U.S. Final assembly of products sold by the Company is currently performed in the Company's manufacturing facility in Cork, Ireland, and by external vendors in Fremont, California; Fullerton, California; Taiwan; the Republic of Korea ("Korea"); the People's Republic of China ("China"); and the Czech Republic. Currently, the supply and manufacture of many critical components used in the Company's products is performed by sole-sourced third-party vendors in the U.S., China, Japan, Korea, and Singapore. Final assembly of substantially all of the Company's portable products, including MacBook Pro, MacBook, iPod, and iPhone, is performed by sole-sourced third-party vendors in China. Margins on sales of the Company's products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K and in Notes to Consolidated Financial Statements at Note 9, "Segment Information and Geographic Data."

Seasonal Business

The Company has historically experienced increased net sales in its first and fourth fiscal quarters compared to other quarters in its fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. This historical pattern should not be considered a reliable indicator of the Company's future net sales or financial performance.

Warranty

The Company offers a basic limited parts and labor warranty on most of its hardware products, including Mac computers, iPods and iPhones. The basic warranty period is typically one year from the date of purchase by the end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company's hardware products. In addition, consumers may purchase extended service coverage on most of the Company's hardware products in all of its major markets.

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

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates including various countries within Europe and Asia, certain Canadian provinces and certain states within the U.S. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company's financial condition or operating results.

Employees

As of September 29, 2007, the Company had approximately 21,600 full-time equivalent employees and an additional 2,100 temporary equivalent employees and contractors.

Available Information

The Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission ("SEC"). Such reports and other information filed by the Company with the SEC are available on the Company's website at http://www.apple.com/investor when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company's references to the URLs for these websites are intended to be inactive textual references only.

Item 1A. Risk Factors

Because of the following factors, as well as other factors affecting the Company's financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The matters relating to the Company's past stock option practices and the restatement of the Company's consolidated financial statements may result in additional litigation and government enforcement actions.

The findings from the Company's investigation into its past stock option granting practices and the resulting restatement of prior financial statements in its 2006 Form 10-K have exposed the Company to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part I, Item 3, "Legal Proceedings," several derivative complaints and a class action complaint have been filed in state and federal courts against the Company and certain current and former directors and executive officers pertaining to allegations relating to past stock option grants. The Company has provided the results of its investigation to the SEC and the United States Attorney's Office for the Northern District of California, and the Company has responded to their requests for documents and additional information. The Company intends to continue to provide its full cooperation.

On April 24, 2007, the SEC filed an enforcement action against two former officers of the Company. In announcing the lawsuit, the SEC stated that it would not bring an enforcement action against the Company based in part on the Company's "swift, extensive, and extraordinary cooperation in the Commission's investigation." According to the SEC's statement, the Company's "cooperation consisted of, among other things, prompt self-reporting, an independent internal investigation, the sharing of the results of that investigation with the government, and the implementation of new controls designed to prevent the recurrence of fraudulent conduct."

No assurance can be given regarding the outcomes from litigation, regulatory proceedings, or government enforcement actions relating to the Company's past stock option practices. These and related matters have required, and will continue to require, the Company to incur substantial expenses for legal, accounting, tax, and other professional services, and may divert management's attention from the Company's business. If the Company is subject to adverse findings, it could be required to pay damages and penalties and might face additional remedies that could harm its financial condition and operating results.

Global markets for personal computers, digital music devices, mobile communication devices, and related peripherals and services are highly competitive and subject to rapid technological change. If the Company is unable to compete effectively in these markets, its financial condition and operating results could be materially adversely affected.

The Company competes in global markets that are highly competitive and characterized by aggressive price cutting, with its resulting downward pressure on gross margins, frequent introduction of new products and products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers.

The Company's ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of new innovative products and technologies to the marketplace. The Company believes it is unique in that it designs and develops virtually the entire solution for its personal computers, consumer electronics, and mobile communication devices, including the hardware, operating system, several software applications, and related services. As a result, the Company must make significant investments in research and development. By contrast, many of the Company's competitors seek to compete aggressively on price and maintain very low cost structures. If the Company is unable to continue to develop and sell innovative new products with attractive margins, its financial condition and operating results may be materially adversely affected.

In the market for personal computers and peripherals, the Company faces a significant number of competitors, many of which have broader product lines and larger installed customer bases. There has also been a trend toward consolidation that has resulted in larger and potentially stronger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. The Company also faces increased competition in certain of its key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing. An increasing number of Internet devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company's existing products.

The Company is currently the only maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers using competing operating systems, most notably Windows. The Company's financial condition and operating results substantially depend on its ability to continually develop improvements to the Mac platform to maintain perceived design and functional advantages. Use of unauthorized copies of the Mac OS on other companies' hardware products may result in decreased demand for the Company's hardware products, and materially adversely affect its financial condition and operating results.

The Company is currently focused on opportunities related to digital content distribution, consumer electronic devices, including iPod and Apple TV, and mobile communication devices, including iPhone. The Company faces substantial competition from companies that have significant technical, marketing, distribution, and other resources, as well as established hardware, software, and digital content supplier relationships, and also competes with illegitimate ways to obtain digital content. The Company expects competition to intensify as competitors attempt to imitate the Company's approach to providing these components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. Some current and potential competitors have substantial resources and experience, and they may be able to provide such products and services at little or no profit or even at a loss. There can be no assurance the Company will be able to continue to provide products and services that effectively compete.

To remain competitive and stimulate customer demand, the Company must successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the personal computer, consumer electronics and mobile communication industries, the Company must continually introduce new products and technologies, enhance existing products, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors, including timely and successful completion of development efforts, market acceptance, the Company's ability to manage the risks associated with new products and production ramp issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect new product introductions and transitions will have on financial condition and operating results.

The Company faces substantial inventory and other asset risk.

The Company records a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value and accrues necessary reserves for cancellation fees for orders of products and components that have been cancelled. The Company also reviews its long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment exists, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although the Company believes its inventory, asset, and related provisions are currently adequate, given the rapid and unpredictable pace of product obsolescence in the global personal computer, consumer electronics, and mobile communication industries, no assurance can be given that the Company will not incur additional inventory or asset related charges. Such charges have had, and may have, a material adverse effect on the Company's financial condition and operating results.

The Company must order components for its products and build inventory in advance of product announcements and shipments. Because the Company's markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient inventories of components or products. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, and open orders based on projected demand. Such purchase commitments typically cover forecasted component and manufacturing requirements for 30 to 150 days. The Company's financial condition and operating results have been in the past and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Future operating results depend upon the Company's ability to obtain key components, including microprocessors and NAND flash memory, at favorable prices and in sufficient quantities.

Because the Company currently obtains certain key components, including microprocessors, enclosures, certain LCDs, certain optical drives, and application-specific integrated circuits ("ASICs"), from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources, including NAND flash memory, DRAM memory, and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of critical components at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on favorable terms upon expiration or otherwise obtain favorable pricing in the future. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can have a material adverse effect on its financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in fiscal year 2008, as compared to levels achieved during fiscal year 2007, due in part to current and expected future price increases for certain components. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Gross Margin."

The Company's new products often use custom components from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. Where a component or product uses new technologies, initial capacity constraints may exist until the suppliers' yields have matured. The Company and other producers in the personal computer, consumer electronics and mobile communication industries also compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of the personal computer, consumer electronics or mobile communication industries. Continued availability of these components at acceptable prices may be affected if producers decide to concentrate on the production of components other than those customized to meet the Company's requirements. If the supply of a key component for a new or existing product were delayed or constrained, or if such components were available only at significantly higher prices, the Company's financial condition and operating results could be materially adversely affected.

The Company depends on component and product manufacturing and logistics services provided by third parties, many of whom are located outside of the U.S.

Most of the Company's components and products are manufactured in whole or in part by third-party manufacturers, most of which are located outside of the U.S. A significant concentration of this outsourced manufacturing is currently performed by only a few third-party manufacturers, often in single locations. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company's direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company's flexibility to respond to changing conditions. In addition, the Company relies on third-party manufacturers to adhere to the Company's supplier code of conduct. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could have a material adverse effect on the Company's reputation, financial condition and operating results.

Final assembly of the Company's products is currently performed in the Company's manufacturing facility in Cork, Ireland, and by external vendors in California, Korea, China and the Czech Republic. Currently,

the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Japan, Korea, and Singapore. Sole-sourced third- party vendors in China perform final assembly of substantially all of the Company's portable products, including MacBook Pros, MacBooks, iPods and iPhones. If manufacturing or logistics in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company's financial condition and operating results could be materially adversely affected.

The Company relies on third-party digital content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with third parties to offer their digital content through the Company's iTunes Store. The Company pays substantial fees to obtain the rights to this content. The Company's licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or may in the future offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company's access to, or increase the total cost of, such content. If the Company is unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach, the Company's financial condition and operating results may be materially adversely affected.

Many third-party content providers require that the Company provide certain digital rights management ("DRM") and other security solutions. If these requirements change, the Company may have to develop or license new technology to provide these solutions. There is no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner. In addition, certain countries have passed or may propose legislation that would force the Company to license its DRM, which could lessen the protection of content and subject it to piracy and could also affect arrangements with the Company's content providers.

The Company relies on access to third-party patents and intellectual property, and the Company's future results could be materially adversely affected if it is alleged or found to have infringed intellectual property rights.

Many of the Company's products are designed to include third-party intellectual property, and it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods. Although the Company believes that, based on past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all.

Because of technological changes in the global personal computer, consumer electronics and mobile communication industries, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of the Company's products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, the Company has been notified that it may be infringing such rights. Responding to such claims, regardless of their merit, can consume significant time and expense, and several pending claims are in various stages of evaluation. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company's financial condition and operating results could be materially adversely affected. Information regarding certain claims and litigation related to alleged patent infringement and other matters is set forth in Part I, Item 3, "Legal Proceedings." In management's opinion, the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on its financial condition and operating results. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others described in Part I, Item 3, "Legal Proceedings," or should several of these matters be resolved against the Company in the same reporting period, the Company's financial condition and operating results could be materially adversely affected.

With the June 2007 introduction of iPhone, the Company has begun to compete with mobile communication device companies that hold significant patent portfolios. Regardless of the scope or validity of such patents or the merits of any potential patent claims by competitors, the Company may have to engage in protracted litigation, enter into expensive agreements or settlements and/or modify its products. Any of these events could have a material adverse impact on the Company's financial condition and operating results.

The Company's products experience quality problems from time to time that can result in decreased sales and operating margin.

The Company sells highly complex hardware and software products that can contain defects in design and manufacture. Sophisticated operating system software and applications, such as those sold by the Company, often contain "bugs" that can unexpectedly interfere with the software's operation. Defects may also occur in components and products the Company purchases from third parties. There can be no assurance that the Company will be able to detect and fix all defects in the hardware and software it sells. Failure to do so could result in lost revenue, harm to reputation, and significant warranty and other expenses, and could have a material adverse impact on the Company's financial condition and operating results.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company's profit margins vary among its products and its distribution channels. The Company's software, accessories, and service and support contracts generally have higher gross margins than certain of the Company's other products, including third-party content from the iTunes Store. Gross margins on the Company's hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company's direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company's gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, or new product announcements. The Company generally sells more products during the third month of each quarter than it does during either of the first two months. This sales pattern can produce pressure on the Company's internal infrastructure during the third month of a quarter and may adversely affect the Company's ability to predict its financial results accurately. Furthermore, the Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to other quarters in the fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. Developments late in a quarter, such as lower-than-anticipated demand for the Company's products, an internal systems failure, or failure of one of the Company's key logistics, components supply, or manufacturing partners, could have a material adverse impact on the Company's financial condition and operating results.

The Company currently relies on a single cellular network carrier for iPhone in each of the U.S., U.K., Germany and France.

AT&T, O2, T-Mobile and Orange are the Company's cellular network carriers for iPhone in the U.S., U.K., Germany and France, respectively. If these carriers cannot successfully compete with other carriers in their markets for any reason, including but not limited to the quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and terms of end-user contracts, iPhone sales may be adversely affected. Because the Company's agreements require each carrier to make revenue-generating payments to the Company, a carrier's non-performance under or termination of an agreement, or its inability to attract and retain iPhone customers, could have a material adverse effect on the Company's future financial condition and operating results. If, contrary to the Company's license agreements or product specifications, an iPhone is "unlocked" from an authorized carrier's network, the Company would not receive payments related to that iPhone from such carrier, which could have a material adverse effect on the Company's future financial condition and operating results. The Company may choose to enter into arrangements with carriers in other countries or regions, and the same risks described above would also apply to those arrangements.

The Company is subject to risks associated with laws, regulations and industry-imposed standards related to mobile communications devices.

Laws and regulations related to mobile communications devices in the many jurisdictions in which the Company operates are extensive and subject to change. Such changes, which could include but are not limited to restrictions on production, manufacture, distribution, and use of the device, locking the device to a carrier's network, or mandating the use of the device on more than one carrier's network, may have a material adverse effect on the Company's financial condition and operating results.

Mobile communication devices, such as iPhone, are subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates, which may have a material adverse effect on the Company's financial condition and operating results.

Failure of information technology systems and breaches in data security could adversely affect the Company's financial condition and operating results.

Information technology system failures and breaches of data security could disrupt the Company's operations by causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns by implementing sophisticated network security and internal control measures. There can be no assurance, however, that a system failure or data security breach will not have a material adverse effect on the Company's financial condition and operating results.

The Company's stock price may be volatile.

The Company's stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. The stock market as a whole has also experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies' operating performance. Furthermore, the Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline.

Economic conditions, political events, war, terrorism, public health issues, natural disasters and other circumstances could materially adversely affect the Company.

The Company's operations and performance depend significantly on worldwide economic conditions. War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus may have a strong negative effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers. The Company's business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company's products, make it difficult or impossible for the Company to make and deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company's supply chain. Should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company's manufacturing vendors and component suppliers. The majority of the Company's research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. Because the Company does not carry earthquake insurance for direct quake-related losses and significant recovery time could be required to resume operations, the Company's financial condition and operating results could be materially adversely affected in the event of a major earthquake.

The Company's success depends largely on its ability to attract and retain key personnel.

Much of the Company's future success depends on the continued service and availability of skilled personnel, including its CEO, its executive team and key employees in technical, marketing and staff positions. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company's key employees are located. The Company has relied on equity awards as one means for recruiting and retaining this highly skilled talent. Recent accounting regulations requiring the expensing of stock options have resulted in increased stock-based compensation expense, which has caused the Company to reduce the number of stock-based awards issued to employees. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

Unfavorable results of legal proceedings could materially adversely affect the Company.

The Company is subject to various legal proceedings and claims that are discussed in Part I, Item 3, "Legal Proceedings." The Company is also subject to other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to the Company's operations and cause significant expense and diversion of management attention. Should the Company fail to prevail in certain matters, or should several of these matters be resolved against the Company in the same reporting period, the Company's financial condition and operating results could be materially adversely affected.

The Company's business is subject to the risks of international operations.

The Company derives a large portion of its revenue from its international operations. As a result, its financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus local currencies. Margins on sales of the Company's products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

The Company's primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia and non-dollar denominated operating expenses incurred throughout the world. Weaknesses in foreign currencies, particularly the Japanese Yen and the Euro, can adversely affect demand for the Company's products and the U.S. dollar value of the Company's foreign currency-denominated sales. Conversely, a strengthening in these and other foreign currencies can cause the Company to modify international pricing and affect the value of the Company's foreign denominated sales and may also increase the cost of product components.

The Company has used derivative instruments, such as foreign exchange forward and option positions, to hedge exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset more than a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

Further information related to the Company's global market risks may be found in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," under the subheading "Foreign Currency Risk," and in Part II, Item 8, "Financial Statements and Supplementary Data," at Note 1, "Summary of Significant Accounting Polices" and Note 2, "Financial Instruments" of Notes to Consolidated Financial Statements.

The Company's retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through September 29, 2007, the Company had opened 197 retail stores. The Company's retail initiative has required substantial fixed investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with terms ranging from 5 to 20 years, the majority of which are for 10 years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company's more typical retail stores. A substantial decline in sales, the closure or poor performance of individual or multiple stores, or the termination of the retail initiative could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could have a material adverse impact on the Company's financial condition and operating results.

Many factors unique to retail operations, some of which are beyond the Company's control, pose risks and uncertainties that could have a material adverse effect on the Retail segment's future results, cause its actual results to differ from anticipated results and have a material adverse effect on the Company's financial condition and operating results. These risks and uncertainties include, among other things, macro-economic factors that have a negative effect on general retail activity, inability to manage costs associated with store construction and operation, inability to sell third-party products at adequate margins, failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and inability to obtain and renew leases in quality retail locations at a reasonable cost.

The Company's future performance depends on support from third-party software developers. If third-party software applications cease to be developed and maintained for the Company's hardware products, customers may choose not to buy the Company's products.

The Company believes decisions by customers to purchase the Company's hardware products are often based on the availability of third-party application software, such as Microsoft Office. There is no assurance that third-party developers will continue to develop and maintain applications for the Company's hardware products on a timely basis or at all, and discontinuance or delay of these applications could have a material adverse effect on the Company's financial condition and operating results. The Company believes the availability of third-party applications depends in part on the developers' perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company's products versus Windows-based products. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such applications. If the Company's minority share of the global personal computer market causes developers to question the Company's prospects, developers could be less inclined to develop or upgrade software for the Company's products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. The Company's development of its own software applications may also negatively affect the decisions of third-party developers, such as Microsoft and Adobe, to develop, maintain, and upgrade similar or competitive software for the Company's products. Mac OS X Leopard, which became available in October 2007, includes a new feature that enables Intel-based Mac systems to run Windows XP and Windows Vista. This feature may deter developers from creating software applications for Mac OS X if such applications are already available for the Windows platform.

During calendar year 2006, the Company transitioned its Mac line of computers from PowerPC to Intel microprocessors. The Company depends on third-party developers to timely develop current and future Universal applications. A Universal version of Microsoft Office and certain other important applications are currently not available. The lack of Universal applications that run on Intel-based Mac systems could have a material adverse effect on the Company's financial condition and operating results.

Investment in new business strategies and initiatives could disrupt the Company's ongoing business and present risks not originally contemplated.

The Company has invested, and may in the future invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues not discovered in the Company's due diligence. Because these new ventures are inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not have a material adverse effect on the Company's financial condition and operating results.

The Company's future operating performance depends on the performance of distributors and other resellers.

The Company distributes its products through wholesalers, resellers, national and regional retailers, value-added resellers, and cataloguers, many of whom distribute products from competing manufacturers. The Company also sells many of its products and resells third-party products in most of its major markets directly to end-users, certain education customers, and certain resellers through its online and retail stores. iPhone is distributed through the Company and its exclusive cellular network carriers' distribution channels.

Many resellers operate on narrow product margins and have been negatively affected in the past by weak economic conditions. Some resellers have perceived the expansion of the Company's direct sales as conflicting with their business interests as distributors and resellers of the Company's products. Such a perception could discourage resellers from investing resources in the distribution and sale of the Company's products or lead them to limit or cease distribution of those products. The Company's financial condition and operating results could be materially adversely affected if the financial condition of these resellers weakens, if resellers stopped distributing the Company's products, or if uncertainty regarding demand for the Company's products caused resellers to reduce their ordering and marketing of the Company's products. The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers' stores with Company employees and contractors and improving product placement displays. These programs could require a substantial investment while providing no assurance of return or incremental revenue.

The Company is exposed to credit risk on its accounts receivable and prepayments related to long-term supply agreements. This risk is heightened during periods when economic conditions worsen.

A substantial majority of the Company's outstanding trade receivables are not covered by collateral or credit insurance. The Company also has unsecured non-trade receivables resulting from the sale by the Company of components to vendors who manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has entered into long-term supply agreements to secure supply of NAND flash-memory and has prepaid a total of $1.25 billion under these agreements, of which $208 million had been used as of September 29, 2007. While the Company has procedures to monitor and limit exposure to credit risk on its trade and non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

The Company is subject to risks associated with laws and regulations related to health, safety and environmental protection.

The Company's products and services, and the production and distribution of those goods and services, are subject to a variety of laws and regulations. These may require the Company to offer customers the ability to return a product at the end of its useful life and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates, including various countries within Europe and Asia, certain Canadian provinces and certain states within the U.S. Although the Company does not anticipate any material adverse effects based on the nature of its operations and the thrust of such laws, there is no assurance such existing laws or future laws will not have a material adverse effect on the Company's financial condition and operating results.

Changes in the Company's tax rates could affect its future results.

The Company's future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. The Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on the Company's financial condition and operating results.

The Company is subject to risks associated with the availability and coverage of insurance.

For certain risks, the Company does not maintain insurance coverage because of cost and/or availability. Because the Company retains some portion of its insurable risks, and in some cases self-insures completely, unforeseen or catastrophic losses in excess of insured limits may have a material adverse effect on the Company's financial condition and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company's headquarters are located in Cupertino, California. The Company has a manufacturing facility in Cork, Ireland. As of September 29, 2007, the Company leased approximately 3.7 million square feet of space, primarily in the U.S., and to a lesser extent, in Europe, Japan, Canada, and the Asia Pacific region. The major facility leases are generally for terms of 3 to 15 years and generally provide renewal options for terms of 3 to 7 additional years. Leased space includes approximately 1.5 million square feet of retail space, a majority of which is in the U.S. Lease terms for retail space range from 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options.

The Company owns a 367,000 square-foot manufacturing facility in Cork, Ireland that also houses a customer support call center. The Company also owns 805,000 square feet of facilities in Sacramento, California that include warehousing and distribution operations, as well as a customer support call center. In addition, the Company owns approximately 2.4 million square feet of facilities for research and development and corporate functions in Cupertino, California, including approximately 1.0 million square feet purchased in 2007 and 2006 for the future development of the Company's second corporate campus in Cupertino, California, and approximately 107,000 square feet for a data center in Newark, California. Outside the U.S., the Company owns additional facilities totaling approximately 129,000 square feet. The

Company believes its existing facilities and equipment are well maintained and in good operating condition.

The Company has invested in internal capacity and strategic relationships with outside manufacturing vendors, and therefore believes it has adequate manufacturing capacity for the foreseeable future. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Item 3. Legal Proceedings

The Company is subject to various legal proceedings and claims as of September 29, 2007, the end of the annual period covered by this report, that are discussed below. The Company is also subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and which have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the fourth quarter of 2007 that did not individually or in the aggregate have a material impact on the Company's results of operations.

Apple Computer, Inc. v. Burst.com, Inc.

The Company filed an action for declaratory judgment against defendant Burst.com, Inc. on January 4, 2006 in the United States District Court for the Northern District of California. The Company seeks declaratory judgment that U.S. Patent Nos. 4,963,995, 5,164,839, 5,057,932 and 5,995,705 ("Burst patents") are invalid and not infringed by the Company. Burst filed an answer and counterclaim on April 17, 2006 adding infringement allegations relating to U.S. Patent No. 5,995,705. Apple counterclaimed for declaratory judgment that each of these patents is invalid, not infringed and unenforceable. Burst alleges that the following Apple products and services infringe the four patents at issue: iTunes Store, iPod devices, iTunes software, iLife software (GarageBand, iMovie, iWeb) separately and in conjunction with the .Mac service and Apple computers sold with or running iTunes or iLife. The Burst patents allegedly relate to methods and devices used for faster-than-real-time transmission of compressed audio and/or video files. The court issued its claim construction ruling on May 8, 2007. The Company filed motions for summary judgment of invalidity on January 4, 2007 and July 13, 2007. The court held a hearing on those pending motions on September 18, 2007 and has not issued a decision. The Company filed motions for summary judgment and partial summary judgment relating to enablement, indefiniteness and laches on October 29, 2007. Trial is set for February 26, 2008.

Bader v. Anderson, et al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its then current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions and violations of California Business & Professions Code §17200 (unfair competition). The complaint alleged that the Company's March 14, 2005, proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brings suit on the Company's behalf, made no demand on the Board of Directors and alleged that such demand was excused. The complaint sought injunctive and other relief for purported injury to the Company. On July 27, 2005, plaintiff filed an amended complaint alleging that, in addition to the purported derivative claims, adoption of the bonus plan and distribution of the proxy statement describing that plan also inflicted injury on her directly as an individual shareholder. On January 10, 2006, the Court sustained defendants' demurrer to the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on February 7, 2006, and the Company filed a demurrer. After a hearing on June 13, 2006, the Court sustained the demurrer without leave to amend as to the non-director officers and with leave to amend as to the directors. On July 24, 2006, plaintiff filed a third amended complaint, which purported to bring claims derivatively as well as directly on behalf of a class of common stockholders who have been or will be harmed by virtue of the allegedly misleading proxy statement. In addition to reasserting prior causes of action, the third amended complaint included a claim that the Company violated the terms of the plan, and a claim for waste related to restricted stock unit grants to certain officers in 2003 and 2004 and an option grant to the Company's CEO in January 2000. The Company filed a demurrer to the third amended complaint. On January 30, 2007, the Court sustained the Company's demurrer with leave to amend. On May 8, 2007, plaintiff filed a fourth amended complaint. The Company filed a demurrer to the fourth amended complaint, which the court sustained, without leave to amend, on October 12, 2007. On October 25, 2007, the Court entered a final judgment in favor of defendant and ordered the case dismissed with prejudice.

Birdsong v. Apple Computer, Inc.

This action alleges that the Company's iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users. The Birdsong action was initially filed on January 30, 2006 in the United States District Court for the Western District of Louisiana asserting Louisiana causes of action on behalf of a purported Louisiana class of iPod purchasers. A similar action (Patterson v. Apple Computer, Inc.) was filed on January 31, 2006 in the United States District Court for the Northern District of California asserting California causes of action on behalf of a purported class of all iPod purchasers within the four-year period before January 31, 2006. The Birdsong action was transferred to the Northern District of California, and the Patterson action was dismissed. An amended complaint was subsequently filed in Birdsong, dropping the Louisiana law-based claims and adding California law-based claims equivalent to those in Patterson. After the Company filed a motion to dismiss on November 3, 2006, plaintiffs agreed not to oppose the motion and filed a second amended complaint on January 16, 2007. That complaint alleges California law-based claims for breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act and negligent misrepresentation on behalf of a putative nationwide class and a Louisiana law-based claim for redhibition for a Louisiana sub-class. On March 1, 2007, the Company filed a motion to dismiss the California law based claims. The court held a hearing on the motion to dismiss on June 4, 2007 but has not yet issued a ruling.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec. At the request of plaintiffs' counsel, the court has postponed class certification proceedings in this action indefinitely.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act ("CLRA") regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties. Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract and violation of the Song-Beverly Consumer Warranty Act. Plaintiffs requested unspecified damages and other relief. On May 9, 2005, the Court granted the Company's motion to transfer the case to Santa Clara County Superior Court. On May 2, 2005, plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §

16700 et seq.) and a claim for false advertising. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted plaintiffs leave to amend and they filed an amended complaint on December 29, 2005. Plaintiffs' amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple retail stores. Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the CLRA, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act, and alleged new causes of action for fraud, conversion, and breach of the implied covenant of good faith and fair dealing. The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action. Plaintiffs filed an amended complaint adding one new plaintiff. The Company filed a demurrer, which was granted in part on September 9, 2006. Plaintiffs filed a further amended complaint on September 21, 2006. On October 2, 2006, the Company filed an answer denying all allegations and asserting numerous affirmative defenses.

European Commission Investigation

The European Commission is investigating certain matters relating to the iTunes Stores in Europe. The European Commission had previously notified the Company that it was investigating claims made by Which?, a United Kingdom ("U.K.") consumer association, that the Company is violating EU competition law by charging more for online music in the U.K. than in Eurozone countries and preventing U.K. consumers from purchasing online music from the iTunes Stores for Eurozone countries. The Which? claims were originally lodged with the U.K. Office of Fair Trading, which subsequently referred them to the European Commission.

On March 30, 2007, the European Commission issued Statements of Objections to the major record labels, Apple Inc. and iTunes S.à.r.l. In the Statements of Objections, the Commission challenges provisions in the agreements pursuant to which each major record company authorizes iTunes S.à.r.l. to distribute digital music downloads through the iTunes Store. The Commission contends that, because of these provisions, residents of the European Economic Area are only permitted to buy music from the iTunes Store for the country that issued the customer's credit card. The Commission contends that these provisions are territorial sales restrictions which violate Article 81 of the European Community Treaty. The Commission seeks fines and behavioral relief. The Company filed its responses to the Statements of Objections on June 20, 2007. A hearing on the Statements of Objections took place in Brussels, Belgium on September 19, 2007.

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

Harvey v. Apple Inc.

Plaintiff filed this action on August 6, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent No. 6,753,671 entitled "Recharger for use with a portable electronic device and which includes a proximally located light emitting device" and U.S. Patent No. 6,762,584 entitled "Recharger for use with a portable electronic device and which includes a connector terminus for communicating with rechargeable batteries contained within the device." The complaint seeks unspecified damages and other relief. The Company filed an answer on October 12, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of noninfringement and invalidity.

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. Patent 5,280,371 entitled "Directional Diffuser for a Liquid Crystal Display." Plaintiffs seek unspecified damages and other relief. The Company filed an answer on December 21, 2004 denying all material allegations and asserting numerous affirmative defenses. The Company has tendered the case to several liquid crystal display manufacturer suppliers. On May 18, 2005 the Court stayed the case against the Company and the other non-manufacturer defendants. Plaintiffs filed an amended complaint on November 7, 2005 adding additional defendants and expanding the scope of the accused products. Given the stay, the Company's response to the amended complaint is not yet due.

In re Apple Computer, Inc. Derivative Litigation (formerly Karant v. Jobs, et al. and Related Actions) (Federal Action)

On June 30, 2006, a putative derivative action captioned Karant v. Jobs, et. al., was filed in the United States District Court for the Northern District of California, San Jose Division. A number of related actions were filed in the subsequent weeks and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, Master File No. C-06-04128-JF before the Hon. Jeremy Fogel. The actions were filed after the Company's announcement on June 29, 2006 that an internal investigation had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, that a special committee of the Company's outside directors had retained independent counsel to perform an investigation and that the Company had informed the Securities and Exchange Commission. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants' profits, failing to properly account for and take tax deductions for those grants, insider trading, and issuing false financial statements. The Company is named as a nominal defendant. The consolidated complaint alleges various causes of action under federal and California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, gross mismanagement, rescission, constructive fraud and waste of corporate assets, as well as claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek damages, disgorgement, restitution and imposition of a constructive trust. A Consolidated Shareholder Derivative Complaint was filed on December 18, 2006, and a First Amended Shareholder Derivative Complaint was filed on March 6, 2007. Defendants filed a motion to dismiss on April 20, 2007, which was heard on September 7, 2007.

On June 12, 2007, the Company's Board of Directors approved a resolution appointing a Special Litigation Committee to make all decisions relating to options litigation.

In re Apple Computer, Inc. Derivative Litigation (formerly Plumbers and Pipefitters v. Jobs, et al. and Related Actions) (State Action); Boston Retirement Board v. Apple Computer, Inc.

On July 5, 2006, a putative derivative action captioned Plumbers and Pipefitters v. Jobs, et. al., was filed in California Superior Court for the County of Santa Clara. A number of related actions were filed in the subsequent weeks, and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, No. 1:06CV066692, assigned to the Hon. Joseph Huber. These actions purport to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants' profits, failing to properly account for and take tax deductions for those grants and issuing false financial statements. The Company is named as a nominal defendant. A consolidated complaint was filed on October 5, 2006, alleging a variety of causes of action under California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, accounting, constructive trust, rescission, deceit, gross mismanagement and waste of corporate assets. On December 7, 2006, the Court granted the Company's motion to stay these actions.

On November 3, 2006, the Boston Retirement Board, a purported shareholder, filed a petition for writ of mandate against the Company in California Superior Court for the County of Santa Clara County (Boston Retirement Board v. Apple Computer Inc.). The petition sought to compel the Company to allow inspection of certain corporate records relating to the Company's option practices and the Special Committee's investigation. On January 16, 2007, the Company filed a demurrer to the petition. The Court entered an order overruling the demurrer on March 13, 2007. The Company filed its answer to the petition on April 5, 2007. The trial took place on September 24, 2007. The Court granted the petition for inspection but narrowed the scope of the records to be produced.

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

Beginning on October 19, 2005, eight complaints were filed in various United States District Courts and two complaints were filed in California State Court alleging that the Company's iPod nano was defectively designed so that it scratches excessively during normal use, rendering the screen unreadable.

The federal actions were coordinated in the United States District Court for the Northern District of California and assigned to the Hon. Ronald Whyte pursuant to an April 17, 2006 order of the Judicial Panel on Multidistrict Litigation. Plaintiffs filed a First Consolidated and Amended Master Complaint on September 21, 2006, alleging violations of California and other states' consumer protection and warranty laws and claiming unjust enrichment. The Master Complaint alleges two putative plaintiff classes: (1) all U.S. residents (excluding California residents) who purchased an iPod nano that was not manufactured or designed using processes necessary to ensure normal resistance to scratching of the screen; and (2) all iPod nano purchasers other than U.S. residents who purchased an iPod nano that was not manufactured or designed using processes necessary to ensure normal resistance to scratching of the screen. The Company answered the Master Complaint on November 20, 2006.

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

Individual Networks, LLC v. Apple, Inc.

Plaintiff filed this action against the Company on April 24, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,117,516, entitled "Method and System for Providing a Customized Media List." Plaintiff alleges certain features of the iTunes store infringe the patent. The complaint seeks unspecified damages and other relief. The Company filed an answer on July 2, 2007, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of noninfringement and invalidity, as well as a counterclaim against Individual Networks LLC for infringement of U.S. Patent No. 5,724,567. The Markman hearing is set for October 8, 2008, and trial is scheduled for November 9, 2009.

Intertainer, Inc. v. Apple Computer, Inc., et al.

Plaintiff filed this action on December 29, 2006 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company and others of U.S. Patent number 6,925,469 entitled "Digital Entertainment Service Platform." The complaint seeks unspecified damages and other relief. The Company filed an answer on February 21, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of noninfringement and invalidity.

Lenzi v. Apple Canada, Inc.; Wolfe v. Apple Computer, Inc. and Apple Canada, Inc.; Hirst v. Apple Canada, Inc.; Hamilton v. Apple Computer, Inc. and Apple Canada, Inc.

Plaintiff filed a purported class action on June 7, 2005, in Superior Court, in Montreal, Quebec, Canada allegedly on behalf of Quebec customers claiming false advertising and breach of warranty relating to iPod battery life. Plaintiff sought authorization to institute a class action on behalf of Generations 1, 2 and 3 iPod owners in Quebec. On February 2, 2006, the Court dismissed plaintiff's motion for authorization to institute a class action. Plaintiff has appealed this ruling.

Two similar complaints relative to iPod battery life, Wolfe v. Apple and Hirst v. Apple, were filed in Toronto, Ontario, Canada on August 15, 2005 and September 12, 2005, respectively. Counsel subsequently amended the complaint, now called Waddell vs. Apple. The Waddell lawsuit is brought on behalf of all Canadian purchasers other than Quebec purchasers. On January 17, 2006, the Company filed its statement of defence to the Waddell complaint. In addition, a similar complaint regarding iPod battery life, Hamilton v. Apple Computer, Inc. and Apple Canada, Inc. was filed in Calgary, Alberta, Canada on October 5, 2005, purportedly on behalf of all purchasers of iPods in Alberta, Canada. The complaint was served on September 27, 2006. The Company has reached a settlement of this matter and the parties have requested preliminary court approval for the settlement. Settlement of this matter will not have a material effect on the Company's financial condition or operating results.

Macadam v. Apple Computer, Inc.; Santos v. Apple Computer, Inc. (Santa Clara County Superior Court)

The Macadam action was filed in late 2002 asserting various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. The complaint requested unspecified damages and other relief. The Company filed an answer on December 3, 2004 denying all allegations and asserting numerous defenses.

On October 1, 2003, Macadam was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied. The Court denied Macadam's motion for a preliminary injunction on December 19, 2003. On December 6, 2004, Macadam filed for Chapter 11 bankruptcy in the Northern District of California, which placed a stay on the litigation as to Macadam. The Company filed a claim in the bankruptcy proceedings on February 16, 2005. The Macadam bankruptcy case was converted to Chapter 7 (liquidation) on April 29, 2005. The Company has reached a settlement of Macadam's claims against the Company with the Chapter 7 Bankruptcy Trustee. The Bankruptcy Court approved the settlement on July 17, 2006 over the objection of Tom Santos, Macadam's principal. Santos appealed the ruling approving the settlement, but the district court denied the appeal. Santos has appealed to the Ninth Circuit Court of Appeals.

On December 19, 2005, Tom Santos filed a Fifth Amended Complaint on his own behalf (not on behalf of Macadam) alleging fraud, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising) and the Consumer Legal Remedies Act. The Company filed a demurrer to Santos' amended complaint and a special motion to strike the defamation cause of action on January 20, 2006. The Court sustained the demurrer in part but denied the special motion to strike. Santos filed a Sixth Amended Complaint on July 14, 2006. The Company filed a demurrer, which was granted on September 9, 2006. Santos filed a Seventh Amended Complaint in late September, 2006. The Company filed a motion to strike, which was granted in part and denied in part on December 15, 2006. Santos filed an Eighth Amended Complaint on January 29, 2007. The Company filed a demurrer, which was heard on May 7, 2007. The court sustained the demurrer, and Santos filed a Ninth Amended Complaint on July 11, 2007. The Company filed a demurrer, which was overruled. The Company also filed a cross complaint against Santos on January 20, 2006 alleging violations of California Business & Professions Code §17200 and California Penal Code §502, fraud and deceit and breach of contract.

Mediostream, Inc. v. Acer America Corp. et al.

Plaintiff filed this action against the Company, Acer America Corp., Dell, Inc. and Gateway, Inc. on August 28, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,009,655, entitled "Method and System for Direct Recording of Video Information onto a Disk Medium." The complaint seeks unspecified damages and other relief. The Company's response to the complaint is not yet due.

OPTi Inc. v. Apple Inc.

Plaintiff filed this action against the Company on January 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent Nos. 5,710,906, 5,813,036 and 6,405,291, all entitled "Predictive Snooping of Cache Memory for Master-Initiated Accesses." The complaint seeks unspecified damages and other relief. The Company filed an answer on April 17, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of noninfringement and invalidity.

Premier International Associates LLC v. Apple Computer, Inc.

Plaintiff filed this action on November 3, 2005 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent Nos. 6,243,725 and 6,763,345 both entitled "List Building System." The complaint sought unspecified damages and other relief. The Company filed an answer on January 13, 2006 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for a declaratory judgment of noninfringement and invalidity. A Markman hearing was held on May 17, 2007 and the court issued its claim construction ruling on May 23, 2007. Trial was scheduled for December 3, 2007. The parties have reached a settlement and the matter is concluded. Settlement of this matter did not have a material effect on the Company's financial condition or operating results.

Quantum Technology Management, Ltd. v. Apple Computer, Inc.

Plaintiff filed this action on December 21, 2005 in the United States District Court for the District of Maryland against the Company and Fingerworks, Ltd., alleging infringement of U.S. Patent No. 5,730,165 entitled "Time Domain Capacitive Field Detector." The complaint seeks unspecified damages and other relief. On May 11, 2006, Quantum filed an amended complaint adding Cypress Semiconductor/MicroSystems, Inc. as a defendant. On July 31, 2006, the Company filed an answer denying all material allegations and asserting numerous affirmative defenses and also filed counterclaims for non-infringement and invalidity. On November 30, 2006, plaintiff filed a reply to the Company's counterclaims and a More Definite Statement. A Markman hearing was held on May 16, 2007. On June 7, 2007, the court issued a claim construction ruling, and also issued an order invalidating six of plaintiff's asserted patent claims in response to the Company's motion for partial summary judgment of invalidity.

Saito Shigeru Kenchiku Kenkyusho (Shigeru Saito Architecture Institute) v. iPod; Apple Japan Inc. v. Shigeru Saito Architecture Institute

Plaintiff Saito filed a petition in the Japan Customs Office in Tokyo on January 23, 2007 alleging infringement by the Company of Japanese Patent No. 3852854, entitled "Touch Operation Input Device and Electronic Parts Thereof." The petition sought an order barring the importation into Japan of fifth generation iPods and second generation iPod nanos. The Customs Office held a hearing on March 22, 2007. The Customs Office rejected the petition to bar importation and dismissed plaintiff's case.

Apple Japan, Inc. filed a Declaratory Judgment action against Saito on February 6, 2007, seeking a declaration that the '854 patent is invalid and not infringed. Saito filed a Counter Complaint for infringement seeking damages.

SP Technologies LLC v. Apple Inc.

Plaintiff filed this action against the Company on August 2, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 6,784,873 entitled "Method and Medium for Computer Readable Keyboard Display Incapable of User Termination." The complaint seeks unspecified damages and other relief. The Company's response to the complaint is not yet due.

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, seeking authorization to institute a class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004 but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy. A class certification hearing took place January 13, 2006. On February 24, 2006, the Court granted class certification and notice was published during the last week of March 2006. The trial was conducted on October 15 and 16, 2007. The Court has not yet issued a decision.

Texas MP3 Technologies Ltd v. Apple Inc. et al.

Plaintiff filed this action against the Company and other defendants on February 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,065,417 entitled "MPEG Portable Sound Reproducing System and A Reproducing Method Thereof." The complaint seeks unspecified damages and other relief. On July 12, 2007, the Company filed a petition for reexamination of the patent, which the U.S. Patent and Trademark Office granted. Plaintiff filed an amended complaint on August 1, 2007, adding the iPhone as an accused device. On August 2, 2007, the Company filed a motion to stay the litigation pending the outcome of the reexamination, which the Court denied. The Company filed an answer on August 20, 2007, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of noninfringement and invalidity.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Black v. Apple Inc.

The first-listed action is a consolidated case combining two cases previously pending under the names Charoensak v. Apple Computer Inc. (formerly Slattery v. Apple Computer Inc.) and Tucker v. Apple Computer, Inc. The original plaintiff (Slattery) in the Charoensak case filed a purported class action on

January 3, 2005 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power. Plaintiff's complaint alleged violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition), common law unjust enrichment and common law monopolization. Plaintiff sought unspecified damages and other relief. The Company filed a motion to dismiss on February 10, 2005. On September 9, 2005, the Court denied the motion in part and granted it in part. Plaintiff filed an amended complaint on September 23, 2005 and the Company filed an answer on October 18, 2005. In August 2006, the court dismissed Slattery without prejudice and allowed plaintiffs to file an amended complaint naming two new plaintiffs (Charoensak and Rosen). On November 2, 2006, the Company filed an answer to the amended complaint denying all material allegations and asserting numerous affirmative defenses.

The Tucker case was filed as a purported class action on July 21, 2006 in the United States District Court for the Northern District of California alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. The complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition) and the California Consumer Legal Remedies Act. Plaintiff sought unspecified damages and other relief. On November 3, 2006, the Company filed a motion to dismiss the complaint. On December 20, 2006, the Court denied the motion to dismiss. On January 11, 2007, The Company filed an answer denying all material allegations and asserting numerous defenses.

On March 20, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on April 19, 2007. On June 6, 2007, the Company filed an answer to the consolidated complaint denying all material allegations and asserting numerous affirmative defenses.

A related class action complaint, Black v. Apple Inc., was filed on August 27, 2007 in the Circuit Court in Broward County, Florida, alleging that the Company is attempting to maintain a monopoly by precluding customers from using non-iTunes downloads on iPods and from using iTunes music on non-iPod MP3 players. Plaintiff alleges that the Company's alleged monopolization violates the Florida Antitrust Act and the Florida Deceptive and Unfair Trade Practices Act. Plaintiff seeks unspecified damages and other relief. The Company removed the case to the United States District Court for the Southern District of Florida on September 28, 2007, and filed a motion to transfer the case to the Northern District of California on October 12, 2007. The Company's motion to transfer was granted on October 17, 2007.

Tse v. Apple Computer, Inc. et al.

Plaintiff Ho Keung Tse filed this action against the Company and other defendants on August 5, 2005 in the United States District Court for the District of Maryland alleging infringement of U.S. Patent No. 6,665,797 entitled "Protection of Software Again [sic] Against Unauthorized Use." The complaint seeks unspecified damages and other relief. The Company filed an answer on October 31, 2005 denying all material allegations and asserting numerous affirmative defenses. On October 28, 2005, the Company and the other defendants filed a motion to transfer the case to the Northern District of California, which was granted on August 31, 2006. On July 24, 2007, the Company filed a petition for reexamination of the patent, which the U.S. Patent and Trademark Office granted. On July 25, 2007, the Company filed a motion to stay the litigation pending the outcome of the reexamination, which the court granted on October 4, 2007.

Union Fédérale des Consummateurs—Que Choisir v. Apple Computer France S.à.r.l. and iTunes S.à.r.l.

Plaintiff, a consumer association in France, filed this complaint on February 9, 2005 alleging that the above-listed entities are violating consumer law by (1) omitting to mention that the iPod is allegedly not compatible with music from online music services other than the iTunes Store and that the music from the iTunes Store is only compatible with the iPod and (2) allegedly tying the sales of iPods to the iTunes Store and vice versa. Plaintiff seeks damages, injunctive relief and other relief. The first hearing on the case took place on May 24, 2005. The Company's response to the complaint was served on November 8, 2005. Plaintiff's responsive pleading was filed on February 10, 2006. The Company filed a reply on June 6, 2006 and UFC filed a response on September 19, 2006.

Vitt v. Apple Computer, Inc.

Plaintiff filed this purported class action on November 7, 2006 in the United States District Court for the Central District of California on behalf of a purported nationwide class of all purchasers of the iBook G4 alleging that the computer's logic board fails at an abnormally high rate. The complaint alleges violations of California Business & Professions Code §17200 (unfair competition) and California Business & Professions Code §17500 (false advertising). Plaintiff seeks unspecified damages and other relief. The Company filed a motion to dismiss on January 19, 2007, which the court granted on March 13, 2007. Plaintiffs filed an amended complaint on March 26, 2007. The Company filed a motion to dismiss on August 16, 2007, which was heard on October 4, 2007.

Vogel v. Jobs et al.

Plaintiff filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company's current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants' profits, failing to properly account for those grants and issuing false financial statements. On January 19, 2007, the Court appointed the New York City Employees' Retirement System as lead plaintiff. On March 23, 2007, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint purports to be brought on behalf of several classes of holders of the Company's stock and asserts claims under Section 14(a) and 20(a) of the Securities Exchange Act as well as state law. The Consolidated Complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. Defendants filed a motion to dismiss on June 8, 2007, which was heard on September 7, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended September 29, 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the over-the-counter market and is quoted on the NASDAQ Global Select Market under the symbol AAPL and on the Frankfurt Stock Exchange under the symbol APCD.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for the Company's common stock on the NASDAQ Global Select Market during each quarter of the two most recent fiscal years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2007 price range per common share	$155.00 - $111.62	$127.61 - $89.60	$97.80 - $81.90	$93.16 - $72.60
Fiscal 2006 price range per common share	$77.78 - $ 50.16	$73.80 - $55.41	$86.40 - $57.67	$75.46 - $47.87

Holders

As of November 2, 2007, there were 30,336 shareholders of record.

Dividends

The Company did not declare or pay cash dividends in either fiscal 2007 or 2006. The Company anticipates that, for the foreseeable future, it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Composite Index (the "S&P 500") and the S&P Computers (Hardware) Index (the "Industry Index"). The graph assumes $100 was invested in each of the Company's common stock, the S&P 500, and the Industry Index on September 30, 2002. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

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

Five fiscal years ended September 29, 2007 (In millions, except share and per share amounts)	2007	2006	2005	2004	2003
Net sales	$24,006	$19,315	$13,931	$8,279	$6,207
Net income	$3,496	$1,989	$1,328	$266	$57
Earnings per common share:
Basic	$4.04	$2.36	$1.64	$0.36	$0.08
Diluted	$3.93	$2.27	$1.55	$0.34	$0.08
Cash dividends declared per common share	$—	$—	$—	$—	$—
Shares used in computing earnings per share (in thousands):
Basic	864,595	844,058	808,439	743,180	721,262
Diluted	889,292	877,526	856,878	774,776	723,352
Cash, cash equivalents, and short-term investments	$15,386	$10,110	$8,261	$5,464	$4,566
Total assets	$25,347	$17,205	$11,516	$8,039	$6,817
Long-term debt (including current maturities)	$—	$—	$—	$—	$304
Total liabilities	$10,815	$7,221	$4,088	$2,976	$2,594
Shareholders' equity	$14,532	$9,984	$7,428	$5,063	$4,223

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and the Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled "Risk Factors" above. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. All information presented herein is based on the Company's fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company's fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Overview

The Company designs, manufactures, and markets personal computers, portable digital music players, and mobile communication devices and sells a variety of related software, services, peripherals, and networking solutions. The Company's products and services include the Mac® line of desktop and portable computers, the iPod line of portable digital music players, iPhone, Apple TV, Xserve®, and Xserve RAID, a portfolio of consumer and professional software applications, the Mac OS® X operating system, third-party digital content through the iTunes Store™, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers. Further discussion of the Company's products may be found in Part I, Item 1 of this Form 10-K under the heading "Business."

The Company believes that for both professionals and consumers the personal computer has become the center of an evolving digital lifestyle by integrating with and enhancing the utility of advanced digital devices such as the Company's iPods, iPhones, digital video and still cameras, televisions, personal digital assistants, and other digital devices. The attributes of the personal computer that enable this functionality include a high-quality user interface, easy access to relatively inexpensive data storage, the ability to run complex applications, and the ability to connect easily to a wide variety of other digital devices and to the Internet. The Company is the only participant in the personal computer industry that controls the design and development of the entire personal computer—from the hardware and operating system to sophisticated applications. This, along with its products' creative industrial designs, intuitive ease-of-use, and built-in graphics, multimedia and networking capabilities, uniquely positions the Company to offer innovative integrated digital lifestyle solutions.

The Company's business strategy leverages its ability, through the design and development of its own operating system, hardware, and many software applications and technologies, to bring to its customers around the world compelling new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design.

The Company participates in several highly competitive markets, including personal computers with its Mac line of computers, consumer electronics with its iPod product family of portable digital music players, and distribution of third-party digital content through its online iTunes Store. With the introduction of iPhone, the Company has also begun to compete with mobile communication device companies that have substantial experience and technological and financial resources. While the Company is widely recognized as a leading innovator in the personal computer and consumer electronics markets as well as a leader in the emerging market for distribution of digital content, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development ("R&D") and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company's R&D spending is focused on further developing its existing line of personal computers, operating systems, application software, and portable digital music players; developing new digital lifestyle consumer and professional software applications; and investing in new product areas such as iPhone and wireless technologies. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Mac computers, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting and retaining customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company has expanded and improved its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 197 stores open as of September 29, 2007.

The Company also staffs selected third-party stores with the Company's own employees to improve the buying experience through reseller channels. The Company has deployed Apple employees and contractors in reseller locations around the world including the U.S., Canada, Europe, Japan, Asia, Latin America and Australia. The Company also sells to customers directly through its online stores around the world.

To improve access to the iPod product family, the Company has significantly expanded the number of distribution points where iPods are sold. iPods can be purchased in certain department stores, member-only warehouse stores, large retail chains, and specialty retail stores, as well as through the channels for Mac distribution listed above.

The Company began shipping iPhone in the U.S. on June 29, 2007, in the U.K. and Germany on November 9, 2007 and expects to begin shipping the iPhone in France on November 29, 2007. AT&T Mobility LLC ("AT&T"), O2 Limited ("O2"), T-Mobile International AG & Co. KG ("T-Mobile"), and France Telecom ("Orange") are the exclusive cellular network carriers for iPhone in the U.S., U.K., Germany, and France, respectively. iPhone is distributed through the Company and its exclusive cellular network carriers' distribution channels.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company's discussion and analysis of its financial condition and operating results require the Company's management to make judgments, assumptions, and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1 "Summary of Significant Accounting Policies" of Notes to Consolidated Financial Statements in this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company's critical accounting policies and estimates are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and inventory purchase commitments, warranty costs, stock-based compensation, income taxes, and legal and other contingencies. Management considers these critical policies because they are both important to the portrayal of the Company's financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company's senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company's Board of Directors.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, music products, digital content, peripherals, and service and support contracts. The Company recognizes revenue for software products (operating system software and applications software), or any product that is considered to be software-related in accordance with the guidance in Emerging Issues Task Force ("EITF") No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-software Deliverables in an Arrangement Containing More-Than-Incidental Software, (e.g., Mac computers, iPod portable digital music players and iPhone) pursuant to American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended. For products that are not software or software-related, (e.g., digital content sold on the iTunes Store and certain Mac, iPod and iPhone supplies and accessories) the Company recognizes revenue pursuant to SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition.

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

During 2007, the Company began shipping Apple TV and iPhone. For both Apple TV and iPhone, the Company indicated it may provide future unspecified features and additional software products free of charge to customers. Therefore, sales of Apple TV and iPhone handsets are recognized under subscription accounting in accordance with SOP No. 97-2. The Company recognizes the associated revenue and cost of goods sold on a straight-line basis over the currently estimated 24-month economic lives of these products with any loss recognized at the time of sale. Costs incurred by the Company for engineering, sales, marketing and warranty are expensed as incurred.

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end-user rebates, and other sales programs and volume-based incentives. For transactions involving price protection, the Company recognizes revenue net of the estimated amount to be refunded, provided the refund amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. If refunds cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the price protection lapses. For customer incentive programs, the estimated cost of these programs is recognized at the later of the date at which the Company has sold the product or the date at which the program is offered. The Company also records reductions to revenue for expected future product returns based on the Company's historical experience. Future market conditions and product transitions may require the Company to increase customer incentive programs and incur incremental price protection obligations that could result in additional reductions to revenue at the time such programs are offered. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, the Company would be required to record additional reductions to revenue, which would have a negative impact on the Company's results of operations.

Allowance for Doubtful Accounts

The Company distributes its products through third-party distributors and resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company's direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company's distribution and retail channel partners.

The allowance for doubtful accounts is based on management's assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. The Company also records an allowance for all other trade receivables based on multiple factors including historical experience with bad debt, the general economic environment, the financial condition of the Company's distribution channels, and the aging of such receivables. If there is a deterioration of a major customer's financial condition, if the Company becomes aware of additional information related to the credit worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each fiscal quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The personal computer, consumer electronics and mobile communications industries are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company's products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs which would negatively affect gross margins in the period when the write-downs were recorded.

The Company accrues reserves for estimated cancellation fees related to component orders that have been cancelled or are expected to be cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. These commitments typically cover the Company's requirements for periods ranging from 30 to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company's products or an unanticipated change in technological requirements for any of the Company's products, the Company may be required to record additional reserves for cancellation fees that would negatively affect gross margins in the period when the cancellation fees are identified and recorded.

Warranty Costs

The Company provides for the estimated cost for hardware and software warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company's typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. For products accounted for under subscription accounting pursuant to SOP No. 97-2, the Company recognizes warranty expense as incurred. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could negatively affect the Company's results of operations.

The Company periodically provides updates to its applications and system software to maintain the software's compliance with specifications. The estimated cost to develop such updates is accounted for as warranty cost that is recognized at the time related software revenue is recognized. Factors considered in determining appropriate accruals related to such updates include the number of units delivered, the number of updates expected to occur, and the historical cost and estimated future cost of the resources necessary to develop these updates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award's fair-value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period. The BSM model requires various judgmental assumptions including expected volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could have a material impact on the Company's financial condition and operating results.

Legal and Other Contingencies

As discussed in Part I, Item 3 of this Form 10-K under the heading "Legal Proceedings" and in Note 8 "Commitments and Contingencies" in Notes to Consolidated Financial Statements, the Company is

subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management's opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Net Sales

Fiscal years 2007 and 2005 spanned 52 weeks while fiscal year 2006 spanned 53 weeks. This additional week is added to the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters.

Net sales and Mac unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	September 29, 2007	Change	September 30, 2006	Change	September 24, 2005
Net Sales by Operating Segment (a):
Americas net sales	$11,596	23%	$9,415	41%	$6,658
Europe net sales	5,460	33%	4,096	33%	3,073
Japan net sales	1,082	(11)%	1,211	31%	924
Retail net sales	4,115	27%	3,246	42%	2,278
Other Segments net sales (b)	1,753	30%	1,347	35%	998

Total net sales	$24,006	24%	$19,315	39%	$13,931

Unit Sales by Operating Segment:
Americas Mac unit sales	3,019	24%	2,432	11%	2,184
Europe Mac unit sales	1,816	35%	1,346	18%	1,138
Japan Mac unit sales	302	(1)%	304	(3)%	313
Retail Mac unit sales	1,386	56%	886	45%	609
Other Segments Mac unit sales (b)	528	58%	335	16%	290

Total Mac unit sales	7,051	33%	5,303	17%	4,534

Net Sales by Product:
Desktops (c)	$4,020	21%	$3,319	(3)%	$3,436
Portables (d)	6,294	55%	4,056	43%	2,839

Total Mac net sales	10,314	40%	7,375	18%	6,275
iPod	8,305	8%	7,676	69%	4,540
Other music related products and services (e)	2,496	32%	1,885	110%	899
iPhone and related products and services (f)	123	NM	—	NM	—
Peripherals and other hardware (g)	1,260	15%	1,100	(2)%	1,126
Software, service, and other sales (h)	1,508	18%	1,279	17%	1,091

Total net sales	$24,006	24%	$19,315	39%	$13,931

Unit Sales by Product:
Desktops (c)	2,714	12%	2,434	(3)%	2,520
Portables (d)	4,337	51%	2,869	42%	2,014

Total Mac unit sales	7,051	33%	5,303	17%	4,534

Net sales per Mac unit sold (i)	$1,463	5%	$1,391	1%	$1,384

iPod unit sales	51,630	31%	39,409	75%	22,497

Net sales per iPod unit sold (j)	$161	(17)%	$195	(3)%	$202

iPhone unit sales	1,389	NM	—	NM	—

Notes:

(a)
During 2007, the Company revised the way it measures the Retail Segment's operating results to a manner that is generally consistent with the Company's other operating segments. Prior period results have been reclassified to reflect this change to the Retail Segment's operating results along with the corresponding offsets to the other operating segments. Further information regarding the Company's operating segments may be found in Notes to Consolidated Financial Statements at Note 9, "Segment Information and Geographic Data."

(b)
Other Segments include Asia Pacific and FileMaker.

(c)
Includes iMac, eMac, Mac mini, Mac Pro, Power Mac, and Xserve product lines.

(d)
Includes MacBook, iBook, MacBook Pro, and PowerBook product lines.

(e)
Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.

(f)
Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.

(g)
Includes sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.

(h)
Includes sales of Apple-branded operating system, application software, third-party software, AppleCare, and Internet services.

(i)
Derived by dividing total Mac net sales by total Mac unit sales.

(j)
Derived by dividing total iPod net sales by total iPod unit sales.

NM = Not Meaningful

Fiscal Year 2007 versus 2006

Net sales during 2007 increased 24% or $4.7 billion from 2006 even though the fiscal year of 2007 spanned 52 weeks while the fiscal year of 2006 spanned 53 weeks. Several factors contributed to these increases including the following:

  •
  Mac net sales increased $3 billion or 40% during 2007 compared to 2006, while Mac unit sales increased by 1.75 million units or 33%. The 33% Mac unit sales growth rate is significantly greater than the estimated growth rate of the overall personal computer industry during that timeframe. Unit sales of the Company's portable products accounted for 62% of the Company's personal computer shipments in 2007, up from 54% in 2006. Net sales and unit sales of the Company's portable products increased 55% and 51%, respectively, during 2007 compared to 2006. This growth was due to strong demand for the MacBook, which increased in each of the Company's operating segments, as well as the MacBook Pro, which increased in each operating segment except Japan. Mac desktop net sales and unit sales increased by 21% and 12%, respectively, during 2007 due to stronger sales of the iMac in each of the Company's operating segments. The Mac desktop net sales growth was greater than the unit sales growth primarily due to a shift in desktop product mix away from the lower-price Mac Mini and discontinued eMac and toward the iMac.

  •
  Net sales of iPods increased $629 million or 8% during 2007 compared to 2006. Unit sales of iPods increased 31% compared to 2006. The iPod growth was primarily driven by increased sales of the iPod shuffle and iPod nano particularly in international markets. iPod unit sales growth was significantly greater than iPod net sales due to a shift in overall iPod product mix, as well as due to lower selling prices for the iPod classic, iPod nano and iPod shuffle in 2007 compared to 2006.

  •
  Net sales of iPhone and related products and services were $123 million in 2007. iPhone net sales include the portion of iPhone handset revenue recognized in accordance with subscription accounting over the product's 24-month estimated economic life, as well as sales of iPhone accessory products and revenue from carrier agreements. iPhone unit sales were 1.39 million in 2007.

  •
  Net sales of other music related products and services increased $611 million or 32% during 2007 compared to 2006 due to increased net sales from the iTunes Store. The Company believes this growth was the result of heightened consumer interest in downloading digital content and the expansion of third-party audio and video content available for sale via the iTunes Store.

  •
  Net sales of peripherals and other hardware increased $160 million or 15% compared to 2006 due to an increase in wireless networking products and other hardware accessories, including printers and scanners, which was partially offset by a decrease in net sales of displays.

  •
  Net sales of software, service, and other sales rose $229 million or 18% during 2007 compared to 2006. This growth was primarily attributable to increased net sales of AppleCare Protection Plan ("APP") extended service and support contracts and increased sales of Apple branded and third-party developers' software products.

Fiscal Year 2006 versus 2005

Net sales during 2006 increased 39% or $5.4 billion from 2005. This increase was due in part to the fact that 2006 spanned 53 weeks while 2005 spanned 52 weeks. Several other factors contributed to these increases including the following:

  •
  Net sales of iPods increased $3.1 billion or 69% during 2006 compared to 2005. Unit sales of iPods totaled 39.4 million in 2006, which represents an increase of 75% from the 22.5 million iPod units sold in 2005. Strong iPod sales during 2006 reflected significant sales of both the hard-drive based iPod that supports video, first introduced in October of 2005 and the iPod nano, introduced in September 2005, as well as continued expansion of iPod distribution points. During 2006, the net sales per iPod unit sold decreased by 3% compared to 2005 primarily due to an overall decrease in average selling prices for all iPods as well as a shift in product mix to the iPod nano.

  •
  Mac net sales increased $1.1 billion or 18% during 2006 compared to 2005. Mac unit sales increased by 769,000 units or 17% during 2006 compared to 2005. These increases were mainly due to strong demand for the Intel-based MacBook and MacBook Pro systems and reflect a shift in product mix to portable products in all of the Company's operating segments. Net sales and unit sales of the Company's portable products increased 43% and 42%, respectively, during 2006 compared to 2005. Mac desktop net sales and unit sales both decreased by 3% during 2006 compared to 2005. The decrease in sales of the Company's Mac desktops was due to declines in sales of the Company's professional-oriented desktop products. The Company believes the decline in the Company's professional-oriented desktop products was due to customers delaying purchases of such products in anticipation of the release of the Intel-based Mac Pro, which did not begin shipping until August 2006, and updated software applications capable of running on Intel-based Mac computers, and the trend toward portable computers. A slight increase of 1% during 2006 in net sales per Mac unit sold was due to a shift in mix to higher-priced portable products, partially offset by price reductions on certain Mac systems.

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

  •
  Net sales of software, service, and other sales increased $188 million or 17% during 2006 compared to 2005. The growth was primarily attributable to increased net sales of AppleCare Protection Plan ("APP") extended service and support contracts and application software, partially offset by a decrease in sales of Mac OS X. Mac OS X sales were particularly high in 2005 due to the release of Mac OS X Tiger in April 2005.

Offsetting the favorable factors discussed above, the Company's net sales during 2006 were negatively impacted by the following:

  •
  Net sales of peripherals and other hardware declined $26 million or 2% compared to 2005 primarily due to price decreases and a decrease in net sales of displays relating to a shift in mix from desktop to portable systems. The decrease in net sales of displays for 2006 is consistent with the overall decrease in unit sales of Mac professional desktop systems.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company's reportable operating segments consist of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, the U.K. and Italy. Each reportable geographic operating segment and the Retail operating segment provide similar hardware and software products and similar services. During 2007, the Company revised the way it measures the Retail Segment's operating results to a manner that is generally consistent with the Company's other operating segments. Prior period results have been reclassified to reflect this change to the Retail Segment's operating results along with the corresponding offsets to the other operating segments. Further information regarding the Company's operating segments may be found in Note 9,

"Segment Information and Geographic Data" in Notes to Consolidated Financial Statements of this Form 10-K.

Americas

During 2007, net sales in the Americas segment increased $2.2 billion, or 23%, compared to 2006. The main sources of this growth were Mac portable products, iMacs, iPods, and the sales of third-party content from the iTunes Store. Sales of Mac portable products increased due to the popularity of the MacBook, introduced in May 2006 and updated in May 2007, as well as the MacBook Pro, introduced in January 2006 and updated in June 2007. Sales of iMacs grew due to a shift in desktop product mix away from the Mac mini and discontinued eMac as well as the strong reception of the new iMac introduced in August 2007. Sales of iPods grew due to increased demand for the iPod nano and iPod shuffle and the introduction of the iPod touch in September 2007. The Company believes that the growth in iTunes Store sales was the result of heightened consumer interest in downloading digital content and the expansion of third-party audio and video content available for sale via the iTunes Store. During 2007, the Americas segment represented 48% of the Company's total net sales as compared to 49% in the same period of 2006. During 2007, U.S. education channel net sales and Mac unit sales increased by 14% and 18%, respectively, compared to 2006. Net sales from the higher education market grew 17% during 2007 compared to 2006, while net sales in the K-12 market grew 10% during the same period.

During 2006, net sales in the Americas segment increased $2.8 billion, or 41%, compared to 2005. The primary contributors to this increase were iPods, other music related products and services, Mac portable systems, and APP. Sales of iPods increased primarily due to the introduction of the updated iPod with video-playing capabilities in October 2005 (now referred to as iPod classic) and the iPod nano during September 2005. The increase in other music related products and services was due to increases in sales of Apple-branded and third-party iPod accessories and sales from the iTunes Store. The increase in sales of Mac portable systems in the Americas was due to strong sales of the MacBook and MacBook Pro during 2006. The overall increase in net sales was partially offset by a decline in net sales of desktops, displays, and Mac OS X. The decrease in desktop products and displays net sales reflects the overall shift in product mix toward portable Mac systems. Mac OS X sales decreased from 2005 since the Company had not released a new version of Mac OS X since Tiger began shipping in April 2005. During 2006, the Americas segment represented 49% of the Company's total net sales as compared to 48% in the same period of 2005.

Europe

Europe segment net sales increased $1.4 billion or 33% during 2007 compared to 2006. Consistent with the Americas segment, the primary drivers of this growth were Mac portable products, iMacs, iPods, and the sales of third-party content from the iTunes Store. Sales of Mac portable products increased due to the popularity of both the MacBook and MacBook Pro. Sales of iMacs grew due to a shift in desktop product mix away from the Mac mini and discontinued eMac as well as the strong reception of the new iMac introduced in August 2007. Sales of iPods grew primarily due to increased demand for the iPod nano and iPod shuffle. The Company believes that the growth in iTunes Store sales was the result of heightened consumer interest in downloading digital content and the expansion of third-party audio and video content available for sale via the iTunes Store.

Europe segment net sales increased $1.0 billion or 33% during 2006 compared to 2005. Consistent with the Americas segment, these increases were a result of strong growth in iPod sales, other music related products and services, and Mac portable systems. Sales of iPods increased primarily due to the introduction of the updated iPod with video-playing capabilities in October 2005 and the iPod nano during September 2005. The increase in other music related products and services was due to increases in sales of Apple-branded and third-party iPod accessories and sales from the iTunes Store. The increase in sales of portable systems in Europe was due to strong sales of the MacBook and MacBook Pro that were introduced during 2006. In addition, Europe also reported increased sales in APP related to the increase in Mac unit sales. These increases were partially offset by a decrease in desktop and Mac OS X net sales during 2006 compared to 2005. The decrease in desktop net sales was due to the shift in product mix toward portable Mac systems. Mac OS X sales have decreased from 2005 since the Company has not released a new version of Mac OS X since Tiger began shipping in April 2005.

Japan

Japan's net sales declined by $129 million or 11% in 2007 compared to 2006. Total Mac unit sales in Japan declined 1% during 2007. The decrease in the Japan segment's overall net sales was primarily attributable to decreases in iPod and Mac desktop sales, partially offset by an increase in revenue from MacBooks and sales of third-party content from the iTunes Store. The decline in net sales and Mac unit sales is partially attributable to Japan's declining consumer PC market, and the iPod sales decline is primarily due to lower average selling prices. The Company is continuing to evaluate ways to improve the future results of its Japan segment.

Japan's net sales increased $287 million or 31% during 2006 compared to 2005. The Japan segment experienced increased net sales in iPods, Mac portable products, and other music related products and services. Consistent with the Company's other segments, Japan experienced increases in sales of iPods due to the introduction of the iPod with video-playing capabilities (now referred to as the iPod classic) and the iPod nano in October and September of 2005, respectively. Japan also experienced strong sales of the Intel-based MacBook and increased sales from the iTunes Store. These increases were partially offset by decreases in net sales of Mac desktop products, displays, and Mac OS X. The decreases in desktop products and displays reflect the overall shift in product mix toward portable Mac systems. Mac OS X sales have decreased from 2005 since the Company had not released a new version of Mac OS X since Tiger began shipping in April 2005. Total Mac unit sales during 2006 remained relatively flat compared to 2005.

Retail

The Company opened 32 new retail stores during 2007, including a total of 5 international stores in the U.K. and Italy, bringing the total number of open stores to 197 as of September 29, 2007. This compares to 165 open stores as of September 30, 2006 and 124 open stores as of September 24, 2005.

The Retail segment's net sales increased by 27% to $4.1 billion during 2007 compared to 2006. Retail segment Mac unit sales increased 56% during 2007 as compared to 2006. With an average of 178 stores open during 2007, average revenue per store was $23.1 million, compared to $22.9 million in 2006 and $21.7 million in 2005. The current year increase in Retail segment net sales was primarily due to stronger sales of Mac portable products, iMacs, accessories and services. The increase was partially offset primarily by lower net sales of iPods and other music related products due to the expanded availability of those products through third-party resellers.

The Retail segment's net sales increased by 42% to $3.3 billion during 2006 compared to 2005. Retail segment Mac unit sales increased 45% during 2006 compared to 2005. The current year increase was primarily due to strong sales of Mac portable and desktop products, iPods, and other music related products and services. Sales of iPods increased primarily due to the introduction of the updated iPod with video-playing capabilities in October 2005 and the iPod nano during September 2005. The increase in other music related products and services was due to increased sales of Apple-branded and third-party iPod accessories. Mac portable and desktop sales increased due to strong sales of the Intel-based MacBook, MacBook Pro, and iMac.

As measured by the Company's operating segment reporting, the Retail segment reported operating income of $875 million during 2007 as compared to operating income of $600 million and $396 million during 2006 and 2005, respectively. This improvement in 2007 was primarily attributable to an increase in the Company's overall gross margin percentage.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses.

Capital asset purchases associated with the Retail segment were $294 million in 2007, bringing the total capital asset purchases since inception of the Retail segment to $1.0 billion. As of September 29, 2007, the Retail segment had approximately 7,900 employees and had outstanding operating lease commitments associated with retail store space and related facilities of $1.1 billion. The Company would incur substantial costs if it were to close multiple retail stores. Such costs could adversely affect the Company's financial condition and operating results.

Other Segments

The Company's Other Segments, which consists of its Asia Pacific and FileMaker operations, experienced an increase in net sales of $406 million, or 30% during 2007 compared to 2006. This increase related primarily to a 58% increase in sales of Mac portable products and strong iPod sales in the Company's Asia Pacific region.

During 2006, net sales in Other Segments increased 35% compared to 2005 primarily due to an increase in sales of iPod and Mac portable products. Strong sales growth was a result of the introduction of the updated iPods featuring video-playing capabilities and the new Intel-based Mac portable products that translated to a 16% increase in Mac unit sales during 2006 compared to 2005.

Gross Margin

Gross margin for each of the last three fiscal years are as follows (in millions, except gross margin percentages):

	September 29, 2007	September 30, 2006	September 24, 2005
Net sales	$24,006	$19,315	$13,931
Cost of sales	15,852	13,717	9,889

Gross margin	$8,154	$5,598	$4,042

Gross margin percentage	34.0%	29.0%	29.0%

Gross margin percentage of 34.0% in 2007 increased significantly from 29.0% in 2006. The primary drivers of this increase were more favorable costs on certain commodity components, including NAND flash memory and DRAM memory, higher overall revenue that provided for more leverage on fixed production costs and a higher percentage of revenue from the Company's direct sales channels.

The Company anticipates that its gross margin and the gross margins of the personal computer, consumer electronics and mobile communication industries will be subject to pressure due to price competition. The Company expects gross margin percentage to decline sequentially in the first quarter of 2008 primarily as a result of the full-quarter impact of product transitions and reduced pricing that were effected in the fourth quarter of 2007, lower sales of iLife and iWork in their second quarter of availability, seasonally higher component costs, and a higher mix of indirect sales. These factors are expected to be partially offset by higher sales of the Company's Mac OS X operating system due to the introduction of Mac OS X Version 10.5 Leopard ("Mac OS X Leopard") that became available in October 2007.

The foregoing statements regarding the Company's expected gross margin percentage are forward-looking. There can be no assurance that current gross margin percentage will be maintained or targeted gross margin percentage levels will be achieved. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of raw material and outside manufacturing services, and a potential shift in the Company's sales mix towards products with lower gross margins. In response to these competitive pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company's ability to effectively manage product quality and warranty costs and to stimulate demand for certain of its products. Due to the Company's significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

The Company orders components for its products and builds inventory in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and produce or order from third-parties excess or insufficient inventories of particular products or components. The Company's financial condition and operating results in the past have been and may in the future be materially adversely affected by the Company's ability to manage its inventory levels and outstanding purchase commitments and to respond to short-term shifts in customer demand patterns.

Gross margin percentage of 29.0% in 2006 remained flat compared to 2005. The Company experienced more favorable pricing on certain commodity components including LCD flat-panel displays and DRAM memory and higher overall revenue that provided for more leverage on fixed production costs, offset by an increase in lower margin iPod sales and other music-related services.

Operating Expenses

Operating expenses for each of the last three fiscal years are as follows (in millions, except for percentages):

	September 29, 2007	September 30, 2006	September 24, 2005
Research and development	$782	$712	$535
Percentage of net sales	3%	4%	4%
Selling, general, and administrative expenses	$2,963	$2,433	$1,864
Percentage of net sales	12%	13%	13%

Research and Development ("R&D")

Expenditures for R&D increased 10% or $70 million to $782 million in 2007 compared to 2006. R&D expense does not include capitalized software development costs of $75 million related to the development of Mac OS X Leopard and iPhone. The increases in R&D expense were primarily due to an increase in R&D headcount in the current year to support expanded R&D activities, partially offset by one less week of expenses in the first quarter of 2007 and the capitalized software development costs mentioned above. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company's core business strategy. As such, the Company expects to increase spending in R&D to remain competitive.

Selling, General, and Administrative Expense ("SG&A")

Expenditures for SG&A increased $530 million or 22% during 2007 compared to 2006. The increase was primarily due to higher direct and indirect channel variable selling expenses resulting from the significant year-over-year increase in total net sales in 2007, the Company's continued expansion of its Retail segment in both domestic and international markets, and a current year increase in spending on marketing and advertising, partially offset by one less week of expenses in the first quarter of 2007.

Other Income and Expense

Other income and expense for each of the last three fiscal years are as follows (in millions):

	September 29, 2007	September 30, 2006	September 24, 2005
Interest income	$647	$394	$183
Other income (expense), net	(48)	(29)	(18)

Total other income and expense	$599	$365	$165

Total other income and expense increased $234 million or 64% to $599 million during 2007 as compared to $365 million and $165 million in 2006 and 2005, respectively. The increase in 2007 is attributable primarily to increased interest received from higher cash and short-term investment balances and stronger investment yields resulting from higher average market interest rates partially offset by one less week of interest income earned in 2007. The weighted average interest rate earned by the Company on its cash, cash equivalents, and short-term investments increased to 5.27% in 2007 as compared to the 4.58% and 2.70% rates earned during 2006 and 2005, respectively. The current year increase in interest income was partially offset by higher other expense, which was primarily associated with higher foreign currency hedging expenses. During 2007, 2006 and 2005, the Company had no debt outstanding and accordingly did not incur any interest expense.

Provision for Income Taxes

The Company's effective tax rate for the year ended September 29, 2007 was 30%. The Company's effective rate differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. In addition, the Company recorded a tax benefit of $63 million due to the settlement of prior year audits in the U.S.

As of September 29, 2007, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $1.1 billion before being offset against certain deferred liabilities and a valuation allowance for presentation on the Company's balance sheet. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. As of September 29, 2007 and September 30, 2006 a valuation allowance of $5 million was recorded against the deferred tax asset for the benefits of state operating losses that may not be realized. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Internal Revenue Service ("IRS") has completed its field audit of the Company's federal income tax returns for the years 2002 through 2003 and proposed certain adjustments. The Company intends to contest certain of these adjustments through the IRS Appeals Office. All IRS audit issues for years prior to 2002 have been resolved. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS

No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 159, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

In June 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes by creating a framework for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions that they have taken or expect to take in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company beginning in the first quarter of fiscal 2008. Although the Company will continue to evaluate the application of FIN 48, management does not currently believe adoption will have a material impact on the Company's financial condition or operating results.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the last three fiscal years (dollars in millions):

	September 29, 2007	September 30, 2006	September 24, 2005
Cash, cash equivalents, and short-term investments	$15,386	$10,110	$8,261
Accounts receivable, net	$1,637	$1,252	$895
Inventory	$346	$270	$165
Working capital	$12,657	$8,066	$6,813
Annual operating cash flow	$5,470	$2,220	$2,535

As of September 29, 2007, the Company had $15.4 billion in cash, cash equivalents, and short-term investments, an increase of $5.3 billion over the same balance at the end of September 30, 2006. The principal components of this net increase were cash generated by operating activities of $5.5 billion, proceeds from the issuance of common stock under stock plans of $365 million and excess tax benefits from stock-based compensation of $377 million. These increases were partially offset by payments for acquisitions of property, plant, and equipment of $735 million and payments for acquisitions of intangible assets of $251 million. The Company's short-term investment portfolio is primarily invested in highly rated, liquid investments. As of September 29, 2007 and September 30, 2006, $6.5 billion and $4.1 billion, respectively, of the Company's cash, cash equivalents, and short-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company's total capital asset purchases were $822 million during 2007, consisting of $294 million for retail store facilities and $528 million for real estate acquisitions and corporate infrastructure including information systems enhancements. Of the $822 million in total capital asset purchases during 2007, $87 million were not yet paid for as of September 29, 2007. The Company currently anticipates it will utilize approximately $1.1 billion for capital asset purchases during 2008, including approximately $400 million for expansion of the Company's Retail segment, and approximately $700 million to support normal replacement of existing capital assets, including manufacturing related equipment, enhancements to general information technology infrastructure, and real estate acquisitions.

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

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 29, 2007 and excludes amounts already recorded on the Company's balance sheet as current liabilities (in millions):

	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years
Operating leases	$1,425	$155	$345	$308	$617
Purchase obligations	3,179	3,179	—	—	—
Asset retirement obligations	24	3	3	7	11
Other obligations	50	50	—	—	—

Total	$4,678	$3,387	$348	$315	$628

Lease Commitments

As of September 29, 2007, the Company had total outstanding commitments on noncancelable operating leases of $1.4 billion, $1.1 billion of which related to the lease of retail space and related facilities. Lease terms on the Company's existing major facility operating leases generally range from 3 to 15 years.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company's products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company's forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. In addition, the Company has an off-balance sheet warranty obligation for products accounted for under subscription accounting pursuant to SOP No. 97-2 whereby the Company recognizes warranty expense as incurred. As of September 29, 2007, the Company had outstanding off-balance sheet third-party manufacturing commitments, component purchase commitments, and warranty commitments of $3.2 billion.

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. The Company utilized $208 million of the prepayment as of September 29, 2007.

Asset Retirement Obligations

The Company's asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 29, 2007, the Company estimated that gross expected future cash flows of $24 million would be required to fulfill these obligations.

Other Obligations

Other outstanding obligations were $50 million as of September 29, 2007, primarily related to Internet and telecommunications services and the estimated cost related to the $100 store credit the Company offered to customers who purchased an iPhone prior to the Company's September 2007 price reduction.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition or operating results.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Foreign Currency Risk Management

The Company regularly reviews its foreign exchange forward and option positions, both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures. However, given the effective horizons of the Company's risk management activities and the anticipatory nature of the exposures, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company's financial condition and operating results.

Interest Rate Risk

While the Company is exposed to interest rate fluctuations in many of the world's leading industrialized countries, the Company's interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company's cash, cash equivalents, and short-term investments, the value of those investments, as well as costs associated with foreign currency hedges.

The Company's short-term investment policy and strategy is to ensure the preservation of capital, meet liquidity requirements, and optimize return in light of the current credit and interest rate environment. A portion of the Company's cash is managed by external managers within the guidelines of the Company's investment policy and to an objective market benchmark. The Company's internal portfolio is benchmarked against external manager performance, allowing for differences in liquidity needs.

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company places its short-term investments in highly liquid securities issued by highly rated issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents; highly liquid investments with initial maturities greater than three months at the date of purchase are classified as short-term investments. As of September 29, 2007, $1.9 billion of the Company's short-term investments had underlying maturities ranging from 1 to 5 years. The remainder all had underlying maturities of less than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized net gains before taxes on short-term investments of approximately $474,000 in 2007 and net losses before taxes of approximately $434,000 and $137,000 in 2006 and 2005, respectively.

To provide a meaningful assessment of the interest rate risk associated with the Company's investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 29, 2007, a hypothetical 100 basis point increase in interest rates across all maturities would result in $16 million incremental decline in the fair market value of the portfolio. As of September 30, 2006, a similar 100 basis point shift in the yield curve would have resulted in a $15 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

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

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company's practice is to hedge a majority of its material foreign exchange exposures. However, the Company may choose not to hedge certain foreign exchange exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and/or limited availability of appropriate hedging instruments.

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company's foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk ("VAR") model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate 3,000 random market price paths. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company's foreign exchange portfolio due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments, and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $12.8 million as of September 29, 2007 compared to a maximum one-day loss of $9.2 million as of September 30, 2006. Because the Company uses foreign currency instruments for hedging purposes, losses incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual future gains and losses associated with the Company's investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 29, 2007 due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company's actual exposures and positions.

Item 8. Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 29, 2007	September 30, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$9,352	$6,392
Short-term investments	6,034	3,718
Accounts receivable, less allowances of $47 and $52, respectively	1,637	1,252
Inventories	346	270
Deferred tax assets	782	607
Other current assets	3,805	2,270

Total current assets	21,956	14,509
Property, plant, and equipment, net	1,832	1,281
Goodwill	38	38
Acquired intangible assets, net	299	139
Other assets	1,222	1,238

Total assets	$25,347	$17,205

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$4,970	$3,390
Accrued expenses	4,329	3,053

Total current liabilities	9,299	6,443
Non-current liabilities	1,516	778

Total liabilities	10,815	7,221

Commitments and contingencies
Shareholders' equity:
Common stock, no par value; 1,800,000,000 shares authorized; 872,328,972 and 855,262,568 shares issued and outstanding, respectively	5,368	4,355
Retained earnings	9,101	5,607
Accumulated other comprehensive income	63	22

Total shareholders' equity	14,532	9,984

Total liabilities and shareholders' equity	$25,347	$17,205

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share amounts)

Three fiscal years ended September 29, 2007	2007	2006	2005
Net sales	$24,006	$19,315	$13,931
Cost of sales (1)	15,852	13,717	9,889

Gross margin	8,154	5,598	4,042

Operating expenses:
Research and development (1)	782	712	535
Selling, general, and administrative (1)	2,963	2,433	1,864

Total operating expenses	3,745	3,145	2,399

Operating income	4,409	2,453	1,643
Other income and expense	599	365	165

Income before provision for income taxes	5,008	2,818	1,808
Provision for income taxes	1,512	829	480

Net income	$3,496	$1,989	$1,328

Earnings per common share:
Basic	$4.04	$2.36	$1.64
Diluted	$3.93	$2.27	$1.55
Shares used in computing earnings per share (in thousands):
Basic	864,595	844,058	808,439
Diluted	889,292	877,526	856,878

(1)
Includes stock-based compensation expense, which was allocated as follows:

Cost of sales	$35	$21	$3
Research and development	$77	$53	$7
Selling, general, and administrative	$130	$89	$39

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions, except share amounts which are in thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Deferred Stock Compensation	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
Balances as of September 25, 2004	782,887	$2,582	$(101)	$2,597	$(15)	$5,063
Components of comprehensive income:
Net income	—	—	—	1,328	—	1,328
Change in foreign currency translation	—	—	—	—	7	7
Change in unrealized gain on derivative instruments, net of tax	—	—	—	—	8	8

Total comprehensive income						1,343
Issuance of stock-based compensation awards	—	7	(7)	—	—	—
Stock-based compensation	—	—	47	—	—	47
Common stock issued under stock plans	52,132	547	—	—	—	547
Tax benefit from employee stock plan awards	—	428	—	—	—	428

Balances as of September 24, 2005	835,019	3,564	(61)	3,925	—	7,428
Components of comprehensive income:
Net income	—	—	—	1,989	—	1,989
Change in foreign currency translation	—	—	—	—	19	19
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	4	4
Change in unrealized gain on derivative instruments, net of tax	—	—	—	—	(1)	(1)

Total comprehensive income						2,011
Common stock repurchased	(4,574)	(48)	—	(307)	—	(355)
Stock-based compensation	—	163	—	—	—	163
Deferred compensation	—	(61)	61	—	—	—
Common stock issued under stock plans	24,818	318	—	—	—	318
Tax benefit from employee stock plan awards	—	419	—	—	—	419

Balances as of September 30, 2006	855,263	4,355	—	5,607	22	9,984
Components of comprehensive income:
Net income	—	—	—	3,496	—	3,496
Change in foreign currency translation	—	—	—	—	51	51
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(7)	(7)
Change in unrealized loss on derivative instruments, net of tax	—	—	—	—	(3)	(3)

Total comprehensive income						3,537
Stock-based compensation	—	251	—	—	—	251
Common stock issued under stock plans, net of shares withheld for employee taxes	17,066	364	—	(2)	—	362
Tax benefit from employee stock plan awards	—	398	—	—	—	398

Balances as of September 29, 2007	872,329	$5,368	$—	$9,101	$63	$14,532

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Three fiscal years ended September 29, 2007	2007	2006	2005
Cash and cash equivalents, beginning of the year	$6,392	$3,491	$2,969

Operating Activities:
Net income	3,496	1,989	1,328
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	317	225	179
Stock-based compensation expense	242	163	49
Provision for deferred income taxes	78	53	50
Excess tax benefits from stock options	—	—	428
Gain on sale of PowerSchool net assets	—	(4)	—
Loss on disposition of property, plant, and equipment	12	15	9
Changes in operating assets and liabilities:
Accounts receivable, net	(385)	(357)	(121)
Inventories	(76)	(105)	(64)
Other current assets	(1,540)	(1,626)	(150)
Other assets	81	(1,040)	(35)
Accounts payable	1,494	1,611	328
Other liabilities	1,751	1,296	534

Cash generated by operating activities	5,470	2,220	2,535

Investing Activities:
Purchases of short-term investments	(11,719)	(7,255)	(11,470)
Proceeds from maturities of short-term investments	6,483	7,226	8,609
Proceeds from sales of investments	2,941	1,086	586
Purchases of long-term investments	(17)	(25)	—
Proceeds from sale of PowerSchool net assets	—	40	—
Payment for acquisition of property, plant, and equipment	(735)	(657)	(260)
Payment for acquisition of intangible assets	(251)	—	—
Other	49	(58)	(21)

Cash (used for) generated by investing activities	(3,249)	357	(2,556)

Financing Activities:
Proceeds from issuance of common stock	365	318	543
Excess tax benefits from stock-based compensation	377	361	—
Repurchases of common stock	(3)	(355)	—

Cash generated by financing activities	739	324	543

Increase in cash and cash equivalents	2,960	2,901	522

Cash and cash equivalents, end of the year	$9,352	$6,392	$3,491

Supplemental cash flow disclosures:
Cash paid for income taxes, net	$863	$194	$17

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively "Apple" or the "Company") design, manufacture, and market personal computers, portable digital music players, and mobile communication devices and sells a variety of related software, services, peripherals, and networking solutions. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers.

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

The Company's fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company's first quarter of fiscal year 2007 contained 13 weeks and the first quarter of fiscal year 2006 contained 14 weeks. The Company's fiscal year 2007 ended on September 29, 2007 and included 52 weeks, while fiscal year 2006 included 53 weeks and fiscal year 2005 included 52 weeks. Unless otherwise stated, references to particular years or quarters refer to the Company's fiscal years ended in September and the associated quarters of those fiscal years.

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

Derivative Financial Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges in Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, must be adjusted to fair value through earnings.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in shareholders' equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current earnings.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company's inventories consist primarily of finished goods for all periods presented.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building, up to 5 years for equipment, and the shorter of lease terms or 10 years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Depreciation and amortization expense on property and equipment was $249 million, $180 million, and $141 million during 2007, 2006, and 2005, respectively.

Asset Retirement Obligations

The Company records obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The Company reviews legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as an operating expense. All of the Company's existing asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. The Company's asset retirement liability was $18 million and $15 million as of September 29, 2007 and September 30, 2006, respectively.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived

Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any material impairments during 2007, 2006, and 2005.

SFAS No. 142, Goodwill and Other Intangible Assets requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performs its goodwill impairment tests on or about August 31 of each year. The Company did not recognize any goodwill or intangible asset impairment charges in 2007, 2006, or 2005. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 2 to 10 years.

Foreign Currency Translation

The Company translates the assets and liabilities of its international non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are credited or charged to foreign currency translation included in "accumulated other comprehensive income" in shareholders' equity. The Company's foreign manufacturing subsidiaries and certain other international subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these translations were insignificant and have been included in the Company's results of operations.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, music products, digital content, peripherals, and service and support contracts. For any product within these groups that either is software, or is considered software-related in accordance with the guidance in Emerging Issues Task Force ("EITF") No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (e.g., Macintosh computers and iPod portable digital music players), the Company accounts for such products in accordance with the revenue recognition provisions of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. The Company applies Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, for products that are not software or software-related, such as digital content sold on the iTunes Store and certain Mac, iPod and iPhone supplies and accessories.

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

Revenue from service and support contracts is deferred and recognized ratably over the service coverage periods. These contracts typically include extended phone support, repair services, web-based support resources, diagnostic tools, and extend the service coverage offered under the Company's one-year limited warranty.

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

The Company accounts for multiple element arrangements that consist only of software or software-related products in accordance with SOP No. 97-2. If a multiple-element arrangement includes deliverables that are neither software nor software-related, the Company applies EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine if those deliverables constitute separate units of accounting from the SOP No. 97-2 deliverables. If the Company can separate the deliverables, the Company applies SOP No. 97-2 to the software and software-related deliverables and applies other appropriate guidance (e.g., SAB No. 104) to the deliverables outside the scope of SOP No. 97-2. Revenue on arrangements that include multiple elements such as hardware, software, and services is allocated to each element based on the relative fair value of each element. Each element's allocated revenue is recognized when the revenue recognition criteria for that element have been met. Fair value is generally determined by vendor specific objective evidence ("VSOE"), which is based on the price charged when each element is sold separately. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end-user rebates, and other sales programs and volume-based incentives. The estimated cost of these programs is accrued as a reduction to revenue in the period the Company has sold the product and committed to a plan. The Company also records reductions to revenue for expected future product returns based on the Company's historical experience. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Generally, the Company does not offer specified or unspecified upgrade rights to its customers in connection with software sales or the sale of extended warranty and support contracts. When the Company does offer specified upgrade rights, the Company defers revenue for the fair value of the specified upgrade right until the future obligation is fulfilled or when the right to the specified upgrade expires. Additionally, a limited number of the Company's software products are available with maintenance agreements that grant customers rights to unspecified future upgrades over the maintenance term on a when and if available basis. Revenue associated with such maintenance is recognized ratably over the maintenance term.

In March 2007, the Company began shipping Apple TV and in June 2007 began shipping iPhone. For Apple TV and iPhone, the Company indicated it may provide future unspecified features and additional software products free of charge to customers. Accordingly, Apple TV and iPhone handsets sales are accounted for under subscription accounting in accordance with SOP No. 97-2. As such, the Company's policy is to defer the associated revenue and cost of goods sold at the time of sale, and recognize both on a straight-line basis over the currently estimated 24-month economic life of these products, with any loss recognized at the time of sale. Costs incurred by the Company for engineering, sales, marketing and warranty are expensed as incurred.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company's customers, current economic conditions, and other factors that may affect customers' ability to pay.

Shipping Costs

For all periods presented, amounts billed to customers related to shipping and handling are classified as revenue, and the Company's shipping and handling costs are included in cost of sales.

Warranty Expense

The Company generally provides for the estimated cost of hardware and software warranties at the time the related revenue is recognized. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates. For products accounted for under subscription accounting pursuant to SOP No. 97-2, the Company recognizes warranty expense as incurred.

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product's technological feasibility has been established and ending when a product is available for general release to customers pursuant to SFAS No. 86, Computer Software to be Sold, Leased, or Otherwise Marketed. In most instances, the Company's products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed.

In 2007, the Company determined that both Mac OS X Version 10.5 Leopard ("Mac OS X Leopard") and iPhone achieved technological feasibility. During 2007, the Company capitalized $75 million of costs associated with the development of Leopard and iPhone. In accordance with SFAS No. 86, the capitalized costs related to Mac OS X Leopard and iPhone are amortized to cost of sales commencing when each respective product begins shipping and are recognized on a straight-line basis over a 3 year estimated useful life of the underlying technology.

Total amortization related to capitalized software development costs was $13 million, $18 million, and $16 million in 2007, 2006, and 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $467 million, $338 million, and $287 million for 2007, 2006, and 2005, respectively.

Stock-Based Compensation

On September 25, 2005, the Company adopted SFAS No. 123 (revised 2004) ("SFAS No. 123R"), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission ("SEC") issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

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

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during 2005 (in millions, except per share amounts):

2005
Net income	$1,328
Add: Stock-based employee compensation expense included in reported net income, net of tax	45
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(118)

Net income—pro forma	$1,255

Net income per common share
Basic	$1.64
Diluted	$1.55
Net income per common share—pro forma
Basic	$1.55
Diluted	$1.47

Further information regarding stock-based compensation can be found in Notes 6 and 7.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, shares to be purchased under the employee stock purchase plan, unvested restricted stock and restricted stock units ("RSUs") is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company's common stock can result in a greater dilutive effect from outstanding options, restricted stock, and RSUs. Additionally, the exercise of employee stock options and the vesting of restricted stock and RSUs can result in a greater dilutive effect on earnings per share.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

Three fiscal years ended September 29, 2007	2007	2006	2005
Numerator (in millions):
Net income	$3,496	$1,989	$1,328

Denominator (in thousands):
Weighted-average shares outstanding, excluding unvested restricted stock	864,595	844,058	808,439
Effect of dilutive securities	24,697	33,468	48,439

Denominator for diluted earnings per share	889,292	877,526	856,878

Basic earnings per share	$4.04	$2.36	$1.64
Diluted earnings per share	$3.93	$2.27	$1.55

Potentially dilutive securities representing 13.7 million, 3.9 million, and 12.7 million shares of common stock for the years ended September 29, 2007, September 30, 2006, and September 24, 2005, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive. These potentially dilutive securities include stock options, unvested restricted stock, and RSUs.

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

Note 2—Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company's cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments (in millions):

	September 29, 2007	September 30, 2006
Cash	$256	$200

U.S. Treasury and Agency securities	670	52
U.S. Corporate securities	5,597	4,309
Foreign securities	2,829	1,831

Total cash equivalents	9,096	6,192

U.S. Treasury and Agency securities	358	447
U.S. Corporate securities	4,718	2,701
Foreign securities	958	570

Total short-term investments	6,034	3,718

Total cash, cash equivalents, and short-term investments	$15,386	$10,110

The Company's U.S. Corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper issued by foreign companies, and certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. The Company had $11 million in net unrealized losses on its investment portfolio, primarily related to investments with stated maturities ranging from 1 to 5 years, as of September 29, 2007, and net unrealized losses of approximately $687,000 on its investment portfolio, primarily related to investments with stated maturities less than 1 year, as of September 30, 2006. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized net gains before taxes of approximately $474,000 in 2007 and net losses before taxes of approximately $434,000 and $137,000 in 2006 and 2005, respectively.

As of September 29, 2007 and September 30, 2006, $1.9 billion and $921 million, respectively, of the Company's short-term investments had underlying maturities ranging from 1 to 5 years. The remaining short-term investments as of September 29, 2007 and September 30, 2006 had maturities less than 12 months.

In accordance with FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of

September 29, 2007 and September 30, 2006, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	2007
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Agency securities	$338	$—	$—	$—	$338	$—
U.S. Corporate securities	2,521	(12)	32	—	2,553	(12)
Foreign securities	474	(1)	8	—	482	(1)

Total	$3,333	$(13)	$40	$—	$3,373	$(13)

	2006
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Agency securities	$234	$—	$26	$—	$260	$—
U.S. Corporate securities	943	—	102	(1)	1,045	(1)
Foreign securities	164	—	34	—	198	—

Total	$1,341	$—	$162	$(1)	$1,503	$(1)

The unrealized losses on the Company's investments during 2007 in U.S. Corporate securities and foreign securities and during 2006 in U.S. Corporate securities were caused primarily by changes in interest rates. The Company typically invests in highly-rated securities with strong liquidity and with low probabilities of default. The Company's investment policy requires investments to be rated single-A or better. Therefore, the Company considers the declines to be temporary in nature. During 2007, the Company did not record any material impairment on outstanding securities. As of September 29, 2007, the Company does not consider the investments to be other-than-temporarily impaired.

Market values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company's ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value.

Accounts Receivable

Trade Receivables

The Company distributes its products through third-party distributors and resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers; however, the Company requires collateral in certain instances to limit credit risk. In addition, when possible, the Company attempts to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company's direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company's distribution and retail channel partners. One customer accounted for approximately 11% of trade receivables as of September 29, 2007, while no customers accounted for more than 10% of trade receivables as of September 30, 2006.

The following table summarizes the activity in the allowance for doubtful accounts (in millions):

	September 29, 2007	September 30, 2006	September 24, 2005
Beginning allowance balance	$52	$46	$47
Charged to costs and expenses	12	17	8
Deductions	(17)	(11)	(9)

Ending allowance balance	$47	$52	$46

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these raw material components directly from suppliers. These non-trade receivables, which are included in the Consolidated Balance Sheets in other current assets, totaled $2.4 billion and $1.6 billion as of September 29, 2007 and September 30, 2006, respectively. The Company does not reflect the sale of these components in net sales and does not recognize any profits on these sales until the products are sold through to the end customer at which time the profit is recognized as a reduction of cost of sales.

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

The following table shows the notional principal, net fair value, and credit risk amounts of the Company's foreign currency instruments as of September 29, 2007 and September 30, 2006 (in millions):

	September 29, 2007			September 30, 2006
	Notional Principal	Fair Value	Credit Risk Amounts	Notional Principal	Fair Value	Credit Risk Amounts
Foreign exchange instruments qualifying as accounting hedges:
Spot/Forward contracts	$570	$(8)	$—	$351	$6	$6
Purchased options	$2,564	$10	$10	$1,256	$9	$9
Sold options	$1,498	$(2)	$—	$80	$(1)	$—
Foreign exchange instruments other than accounting hedges:
Spot/Forward contracts	$1,768	$(2)	$—	$1,103	$2	$2
Purchased options	$161	$1	$1	$167	$1	$—

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of year-end, and do not represent the amount of the Company's exposure to credit or market loss. The credit risk amounts shown in the table above represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. The Company's exposure to credit loss and market risk will vary over time as a function of currency exchange rates.

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 29, 2007 and September 30, 2006. Although the table above reflects the notional principal, fair value, and credit risk amounts of the Company's foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Foreign Exchange Risk Management

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risk associated with existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company's practice is to hedge a majority of its material foreign exchange exposures. However, the Company may choose not to hedge certain foreign exchange exposures due to immateriality, prohibitive economic cost of hedging particular exposures, or limited availability of appropriate hedging instruments.

To help protect gross margins from fluctuations in foreign currency exchange rates, the Company's U.S. dollar functional subsidiaries hedge a portion of forecasted foreign currency revenue, and the Company's non-U.S. dollar functional subsidiaries selling in local currencies hedge a portion of forecasted inventory purchases not denominated in the subsidiaries' functional currency. Other comprehensive income associated with hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related sales are recognized, and other comprehensive income related to inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized.

Typically, the Company hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases over a time horizon of up to 6 months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent 2 month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings in other income and expense. Any subsequent changes in fair value of such derivative instruments are also reflected in current earnings unless they are re-designated as hedges of other transactions. The Company recognized net gains of approximately $672,000 and $421,000 in 2007 and 2006, respectively, and a net loss of $1.6 million in 2005 in other income and expense related to the loss of hedge designation on discontinued cash flow hedges due to changes in the Company's forecast of future net sales and cost of sales and due to prevailing market conditions. As of September 29, 2007, the Company had a net deferred gain associated with cash flow hedges of approximately $468,000, net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the second quarter of fiscal 2008.

The net gain or loss on the effective portion of a derivative instrument designated as a net investment hedge is included in the cumulative translation adjustment account of accumulated other comprehensive income within shareholders' equity. For the years ended September 29, 2007 and September 30, 2006, the Company had a net loss of $2.6 million and a net gain of $7.4 million, respectively, included in the cumulative translation adjustment.

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

Note 3—Consolidated Financial Statement Details (in millions)

Other Current Assets

	2007	2006
Vendor non-trade receivables	$2,392	$1,593
NAND flash memory prepayments	417	208
Other current assets	996	469

Total other current assets	$3,805	$2,270

Property, Plant, and Equipment

	2007	2006
Land and buildings	$762	$626
Machinery, equipment, and internal-use software	954	595
Office furniture and equipment	106	94
Leasehold improvements	1,019	760

	2,841	2,075
Accumulated depreciation and amortization	(1,009)	(794)

Net property, plant, and equipment	$1,832	$1,281

Other Assets

	2007	2006
Long-term NAND flash memory prepayments	$625	$1,042
Non-current deferred tax assets	88	—
Capitalized software development costs, net	83	21
Other assets	426	175

Total other assets	$1,222	$1,238

Accrued Expenses

	2007	2006
Deferred revenue—current	$1,410	$718
Deferred margin on component sales	545	324
Other accrued tax liabilities	488	388
Accrued marketing and distribution	288	298
Accrued compensation and employee benefits	254	221
Accrued warranty and related costs	230	284
Other current liabilities	1,114	820

Total accrued expenses	$4,329	$3,053

Non-Current Liabilities

	2007	2006
Deferred revenue—non-current	$830	$383
Deferred tax liabilities	619	381
Other non-current liabilities	67	14

Total non-current liabilities	$1,516	$778

Other Income and Expense

	2007	2006	2005
Interest income	$647	$394	$183
Other income (expense), net	(48)	(29)	(18)

Total other income and expense	$599	$365	$165

Note 4—Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 2 to 10 years. The following table summarizes the components of gross and net intangible asset balances (in millions):

	September 29, 2007			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived and amortizable acquired technology	$276	$(77)	$199	$181	$(42)	$139
Indefinite lived and unamortizable trademarks	100	—	100	—	—	—

Total acquired intangible assets	$376	$(77)	$299	$181	$(42)	$139

Goodwill	$38	$—	$38	$38	$—	$38

As of September 29, 2007, and September 30, 2006, the weighted-average amortization period for acquired technology was 7.1 years and 8.5 years, respectively.

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

Expected annual amortization expense related to acquired technology is as follows (in millions):

Fiscal Years:
2008	$52
2009	37
2010	28
2011	25
2012	19
Thereafter	38

Total	$199

Amortization expense related to acquired intangible assets was $35 million, $12 million, and $9 million in 2007, 2006, and 2005, respectively.

Note 5—Income Taxes

The provision for income taxes consisted of the following (in millions):

	2007	2006	2005
Federal:
Current	$1,219	$619	$305
Deferred	85	56	144

	1,304	675	449

State:
Current	112	56	66
Deferred	9	14	(91)

	121	70	(25)

Foreign:
Current	103	101	59
Deferred	(16)	(17)	(3)

	87	84	56

Provision for income taxes	$1,512	$829	$480

The foreign provision for income taxes is based on foreign pretax earnings of $2.2 billion, $1.5 billion, and $922 million in 2007, 2006, and 2005, respectively. As of September 29, 2007, $6.5 billion of the Company's cash, cash equivalents, and short-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company's consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company's foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. U.S. income taxes have not been provided on a cumulative total of $2.4 billion of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

As of September 29, 2007 and September 30, 2006, the significant components of the Company's deferred tax assets and liabilities were (in millions):

	2007	2006
Deferred tax assets:
Accrued liabilities and other reserves	$679	$485
Tax losses and credits	8	55
Basis of capital assets and investments	146	124
Accounts receivable and inventory reserves	64	45
Other	161	30

Total deferred tax assets	1,058	739
Less valuation allowance	5	5

Net deferred tax assets	1,053	734

Deferred tax liabilities:
Unremitted earnings of subsidiaries	803	514

Total deferred tax liabilities	803	514

Net deferred tax asset	$250	$220

As of September 29, 2007, the Company has tax loss and credit carryforwards in the tax effected amount of $8 million. As of September 29, 2007 and September 30, 2006, a valuation allowance of $5 million was recorded against the deferred tax asset for the benefits of state operating losses that may not be realized. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2007, 2006, and 2005) to income before provision for income taxes, is as follows (in millions):

	2007	2006	2005
Computed expected tax	$1,753	$987	$633
State taxes, net of federal effect	140	86	(19)
Indefinitely invested earnings of foreign subsidiaries	(297)	(224)	(98)
Nondeductible executive compensation	6	11	14
Research and development credit, net	(54)	(12)	(26)
Other items	(36)	(19)	(24)

Provision for income taxes	$1,512	$829	$480

Effective tax rate	30%	29%	27%

The Company's income taxes payable have been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. The net tax benefits from employee stock option transactions were $398 million, $419 million, and $428 million in 2007, 2006, and 2005, respectively, and were reflected as an increase to common stock in the Consolidated Statements of Shareholders' Equity.

The Internal Revenue Service ("IRS") has completed its field audit of the Company's federal income tax returns for the years 2002 through 2003 and proposed certain adjustments. The Company intends to contest certain of these adjustments through the IRS Appeals Office. All IRS audit issues for years prior to 2002 have been resolved. In addition, the Company is also subject to audits by state, local, and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company's tax audits be resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. In 2007 and 2006, the Company recorded tax benefits of $63 million and $20 million, respectively, due to the settlement of prior year tax audits in the U.S.

Note 6—Shareholders' Equity

Preferred Stock

The Company has five million shares of authorized preferred stock, none of which is issued or outstanding. Under the terms of the Company's Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company's authorized but unissued shares of preferred stock.

Restricted Stock Units

The Company's Board of Directors has granted RSUs to members of the Company's management team, excluding its CEO. These RSUs generally vest over four years either at the end of the four-year service period, in two equal installments on the second and fourth anniversaries of the date of grant, or in equal installments on each of the first through fourth anniversaries of the grant date. Upon vesting, the RSUs will convert into an equivalent number of shares of common stock. The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company's common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period. The RSUs have been reflected in the calculation of diluted earnings per share utilizing the treasury stock method.

During 2007 and 2006, 45,000 and 2.47 million, respectively, previously granted RSUs vested. A majority of these vested RSUs were net-share settled such that the Company withheld shares with value equivalent to the employees' minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of approximately 20,000 and 990,000 for 2007 and 2006, respectively, was based on the value of the RSUs on their vesting date as determined by the Company's closing stock price. Total payments for the employees' tax obligations to the taxing authorities were $3 million and $59 million in 2007 and 2006, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

CEO Restricted Stock Award

On March 19, 2003, the Company's Board of Directors granted 10 million shares of restricted stock to the Company's CEO that vested on March 19, 2006. The amount of the restricted stock award expensed by the Company was based on the closing market price of the Company's common stock on the date of grant and was amortized ratably on a straight-line basis over the three-year requisite service period. Upon vesting during 2006, the 10 million shares of restricted stock had a fair value of $646.6 million and had grant-date fair value of $7.48 per share. The restricted stock award was net-share settled such that the Company withheld shares with value equivalent to the CEO's minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 4.6 million were based on the value of the restricted stock award on the vesting date as determined by the Company's closing stock price of $64.66. The remaining shares net of those withheld were delivered to the Company's CEO. Total payments for the CEO's tax obligations to the taxing authorities was $296 million in 2006 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. The net-share settlement had the effect of share repurchases by the Company as it reduced and retired the number of shares outstanding and did not represent an expense to the Company. The Company's CEO has no remaining shares of restricted stock. For the years ended September 30, 2006 and September 24, 2005, compensation expense related to restricted stock was $4.6 million and $24.9 million, respectively.

Stock Repurchase Plan

In July 1999, the Company's Board of Directors authorized a plan for the Company to repurchase up to $500 million of its common stock. This repurchase plan does not obligate the Company to acquire any specific number of shares or acquire shares over any specified period of time. The Company has repurchased a total of 13.1 million shares at a cost of $217 million under this plan and was authorized to repurchase up to an additional $283 million of its common stock as of September 29, 2007.

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

The following table summarizes the components of accumulated other comprehensive income, net of taxes (in millions):

	2007	2006	2005
Unrealized losses on available-for-sale securities	$(7)	$—	$(4)
Unrealized gains on derivative instruments	—	3	4
Cumulative foreign currency translation	70	19	—

Accumulated other comprehensive income	$63	$22	$—

The change in fair value of available-for-sale securities included in other comprehensive income was $(7) million, $4 million, and zero, net of taxes in 2007, 2006, and 2005, respectively. The tax effect related to the change in unrealized gain/loss on available-for-sale securities was $4 million, $(2) million, and zero for 2007, 2006, and 2005, respectively.

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company (in millions):

	2007	2006	2005
Changes in fair value of derivatives	$(1)	$11	$7
Adjustment for net (losses)/gains realized and included in net income	(2)	(12)	1

Change in unrealized gains on derivative instruments	$(3)	$(1)	$8

The tax effect related to the changes in fair value of derivatives was $1 million, $(8) million, and $(3) million for 2007, 2006, and 2005, respectively. The tax effect related to derivative gains/losses reclassified from other comprehensive income to net income was $2 million, $8 million, and $(2) million for 2007, 2006, and 2005, respectively.

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the "2003 Plan") is a shareholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards. During 2007, the Company's shareholders approved an amendment to the 2003 Plan to increase the number of shares authorized for issuance by 28 million shares.

1997 Employee Stock Option Plan

In August 1997, the Company's Board of Directors approved the 1997 Employee Stock Option Plan (the "1997 Plan"), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Based on the terms of individual option grants, options granted under the 1997 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. In October 2003, the Company terminated the 1997 Plan and no new options can be granted from this plan.

1997 Director Stock Option Plan

In August 1997, the Company's Board of Directors adopted a Director Stock Option Plan (the "Director Plan") for non-employee directors of the Company, which was approved by shareholders in 1998. Pursuant to the Director Plan, the Company's non-employee directors are granted an option to acquire 30,000 shares of common stock upon their initial election to the Board ("Initial Options"). The Initial Options vest and become exercisable in three equal annual installments on each of the first through third anniversaries of the grant date. On the fourth anniversary of a non-employee director's initial election to the Board and on each subsequent anniversary thereafter, the director will be entitled to receive an option to acquire 10,000 shares of common stock ("Annual Options"). Annual Options are fully vested and immediately exercisable on their date of grant.

Rule 10b5-1 Trading Plans

Certain of the Company's executive officers, including Mr. Timothy D. Cook, Mr. Peter Oppenheimer, Mr. Philip W. Schiller, and Dr. Bertrand Serlet, have entered into trading plans pursuant to

Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company's stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company's employee stock purchase plan and upon vesting of RSUs.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the "Purchase Plan"), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee's compensation, up to a maximum of $25,000 in any calendar year. During 2007, the Company's shareholders approved an amendment to the Purchase Plan to increase the number of shares authorized for issuance by 6 million shares and limit the number of shares that may be purchased in any calendar year to 3 million shares. As of September 29, 2007, approximately 7 million shares were reserved for future issuance under the Purchase Plan.

Employee Savings Plan

The Company has an employee savings plan (the "Savings Plan") qualifying as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the Internal Revenue Service annual contribution limit ($15,500 for calendar year 2007). The Company matches 50% to 100% of each employee's contributions, depending on length of service, up to a maximum 6% of the employee's eligible earnings. The Company's matching contributions to the Savings Plan were $39 million, $33 million, and $28 million in 2007, 2006, and 2005, respectively.

Stock Option Activity

A summary of the Company's stock option activity and related information for the last three fiscal years follows (stock award amounts and aggregate intrinsic value are presented in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 25, 2004	24,050	110,722	$10.52
Additional options authorized	49,000	—	—
Restricted stock units granted	(460)	—	—
Options granted	(16,214)	16,214	$42.52
Options cancelled	3,844	(3,844)	$13.28
Options exercised	—	(49,871)	$10.05
Restricted stock units cancelled	230	—	—
Plan shares expired	(1,493)	—	—

Balance at September 24, 2005	58,957	73,221	$17.79
Restricted stock units granted	(2,950)	—	—
Options granted	(3,881)	3,881	$65.28
Options cancelled	2,325	(2,325)	$29.32
Restricted stock units cancelled	625	—	—
Options exercised	—	(21,795)	$11.78
Plan shares expired	(82)	—	—

Balance at September 30, 2006	54,994	52,982	$23.23
Additional shares authorized	28,000	—	—
Restricted stock units granted	(2,640)	—	—
Options granted	(14,010)	14,010	$94.52
Options cancelled	1,471	(1,471)	$55.38
Restricted stock units cancelled	20	—	—
Options exercised	—	(15,770)	$18.32
Plan shares expired	(8)	—	—

Balance at September 29, 2007	67,827	49,751	$43.91	4.57	$5,450,528

Exercisable at September 29, 2007		27,319	$23.13	3.80	$3,560,682
Expected to Vest after September 29, 2007		21,260	$72.69	5.51	$1,717,383

Aggregate intrinsic value represents the value of the Company's closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options at time of exercise was $1.3 billion, $1.2 billion, and $1.1 billion for 2007, 2006, and 2005, respectively.

The Company recognized $242 million, $163 million and $49 million of stock-based compensation expense in 2007, 2006 and 2005, respectively. Capitalized stock-based compensation costs were $9 million as of September 29, 2007. There were no stock-based compensation costs capitalized as of September 30, 2006. The income tax benefit related to stock-based compensation expense was $81 million and $39 million for the years ended September 29, 2007 and September 30, 2006, respectively. The total unrecognized compensation cost related to stock options and RSUs expected to vest was $631 million and $375 million as of September 29, 2007 and September 30, 2006, respectively. The total unrecognized compensation cost as of September 29, 2007, is expected to be recognized over a weighted-average period of 2.92 years.

Note 6—Shareholders' Equity (Continued)

As of September 29, 2007, the Company had 4.7 million RSUs outstanding with a total grant-date fair value of $249 million that were excluded from the options outstanding balances in the preceding table. The weighted-average grant date fair value of RSUs granted during 2007, 2006, and 2005 was $88.51 per share, $70.92 per share, and $45.04 per share, respectively. Aggregate intrinsic value of RSUs was $701.3 million and $262.5 million at September 29, 2007 and September 30, 2006, respectively. RSUs that vested during 2007 and 2006 totaled 45,000 and 2.47 million, respectively, and had a fair value of $6.1 million and $148.5 million, respectively, as of the vesting date. Shares of RSUs granted after April 2005 have been deducted from the shares available for grant under the Company's stock option plans utilizing a factor of two times the number of RSUs granted.

Note 7—Stock-Based Compensation

The Company has provided pro forma disclosures in Note 1 of the effect on net income and earnings per share for the year ended September 24, 2005 as if the fair value method of accounting for stock-based compensation had been used for its employee stock option grants and employee stock purchase plan purchases. These pro forma effects have been estimated at the date of grant and beginning of the period, respectively, using the BSM option-pricing model.

The Company uses the BSM option-pricing model to calculate the fair value of stock-based awards. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company's common stock over the most recent period commensurate with the estimated expected life of the Company's stock options and other relevant factors including implied volatility in market traded options on the Company's common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. Stock-based compensation cost is estimated at the grant date based on the award's fair-value as calculated by the BSM option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period.

The weighted average assumptions used for 2007, 2006, and 2005 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	2007	2006	2005
Expected life of stock options	3.46 years	3.56 years	3.57 years
Expected life of stock purchases	6 months	6 months	6 months
Interest rate—stock options	4.61%	4.60%	3.73%
Interest rate—stock purchases	5.13%	4.29%	2.54%
Volatility—stock options	38.13%	40.34%	39.52%
Volatility—stock purchases	39.22%	39.56%	40.88%
Dividend yields	—	—	—
Weighted-average fair value of options granted during the year	$31.86	$23.16	$14.41
Weighted-average fair value of stock purchases during the year	$20.90	$14.06	$7.55

Note 8—Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are generally for terms of 3 to 15 years and generally provide renewal options for terms of 3 to 7 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 29, 2007, the Company's total future minimum lease payments under noncancelable operating leases were $1.4 billion, of which $1.1 billion related to leases for retail space.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $151 million, $138 million, and $140 million in 2007, 2006, and 2005, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 29, 2007, are as follows (in millions):

Fiscal Years
2008	$155
2009	172
2010	173
2011	160
2012	148
Thereafter	617

Total minimum lease payments	$1,425

Accrued Warranty and Indemnifications

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company's hardware products. The Company provides currently for the estimated cost that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company's typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates. For products accounted for under subscription accounting pursuant to SOP No. 97-2, the Company recognizes warranty expense as incurred.

The Company periodically provides updates to its applications and system software to maintain the software's compliance with specifications. The estimated cost to develop such updates is accounted for as warranty costs that are recognized at the time related software revenue is recognized. Factors considered in determining appropriate accruals related to such updates include the number of units delivered, the number of updates expected to occur, and the historical cost and estimated future cost of the resources necessary to develop these updates.

The following table reconciles changes in the Company's accrued warranties and related costs (in millions):

	2007	2006	2005
Beginning accrued warranty and related costs	$284	$188	$105
Cost of warranty claims	(281)	(267)	(188)
Accruals for product warranties	227	363	271

Ending accrued warranty and related costs	$230	$284	$188

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either September 29, 2007 or September 30, 2006.

Concentrations in the Available Sources of Supply of Materials and Product

Certain key components including, but not limited to, microprocessors, enclosures, certain LCDs, certain optical drives, and application-specific integrated circuits ("ASICs") are currently obtained by the Company from single or limited sources which subjects the Company to supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to, NAND flash memory, DRAM memory, and certain LCDs, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of critical components at favorable pricing, and there is no guarantee that the Company will be able to extend or renew these agreements when they expire. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can adversely affect gross margins and operating margins. In addition, the Company uses some components that are not common to the rest of the global personal computer, consumer electronics and mobile communication industries, and new products introduced by the Company often utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. If the supply of a key single-sourced component to the Company were to be delayed or curtailed, or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company's ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company's business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company's requirements. Finally, significant portions of the Company's CPUs, iPods, iPhones, logic boards, and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company's outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company's key products, including but not limited to, assembly of most of the Company's portable Mac computers, iPods, and iPhones. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company's operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments.

Long-Term Supply Agreements

During the first quarter of 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. The Company utilized $208 million of the prepayment as of September 29, 2007.

Contingencies

The Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates including various countries within Europe and Asia, certain Canadian provinces and certain states within the U.S. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company's financial condition or operating results.

Note 9—Segment Information and Geographic Data

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the "management" approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company's reportable segments.

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific, Retail, and FileMaker operations. The Company's four geographical segments, together with the Retail segment, all sell the same products to the same types of customers. The Company's reportable operating segments are comprised of the Americas, Europe, Japan, and Retail operations. The Americas, Europe, and Japan reportable segments exclude activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, the U.K. and Italy. Other operating segments include

Asia-Pacific, which includes Australia and Asia except for Japan, and the Company's subsidiary, FileMaker, Inc. Each reportable geographic operating segment provides similar hardware and software products, similar services and the accounting policies of the various segments are the same as those described in Note 1.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers, and net sales for the Retail segment are based on sales from the Company's retail stores. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets such as cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets, and retail store construction-in-progress not subject to depreciation. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Capital asset purchases by the Retail segment were $294 million, $200 million, and $132 million for 2007, 2006, and 2005 respectively.

From the establishment of the Retail segment in fiscal 2001 through the quarter ended March 31, 2007, Company management assessed the segment's operating performance differently from the Company's other operating segments. Because the Company's Retail initiative was an unproven concept at inception, management chose to measure the Retail segment's performance in a manner that would allow comparability to the Company's major channel partners operating retail stores in the U.S. There were three significant differences in the measurement of the Retail segment's results relative to the Company's other operating segments. First, the Retail segment's operating income reflected cost of sales for Apple products at amounts normally charged to Apple's major U.S. channel partners for the same products, less the cost of the Company's sales programs and other costs to support those partners. Second, the cost of sales of the Company's service and support contracts, including the AppleCare Protection Plan ("APP") and .Mac, were reflected in the Retail segment's results at the costs charged to major channel partners for such contracts, and all associated revenue was reflected in the Retail segment's results at the time of sale rather than being amortized over the lives of the respective agreements. Because the Company had not yet earned the revenue or incurred the cost associated with the sale of such contracts, an offset to these amounts was recognized in other segments' net sales and cost of sales. Third, the Company allocated certain expenses related to the operation of its high-profile stores to corporate marketing expense.

Having operated the Company's Retail stores successfully for more than six years, management believes its Retail initiative is a proven concept that will continue to be an integral element of the Company's distribution and marketing strategies. Additionally, the Company expects sales of iPhone by the Company's geographic and Retail operating segments to generate significant levels of deferred revenue and deferred cost of sales over time. In consideration of these factors, management has determined that beginning with the quarter ended June 30, 2007, aligning measurements for the performance of the Retail segment with those used for the Company's other operating segments provides the most meaningful information. Accordingly, management has begun to measure the Retail segment's operating performance in a manner generally consistent with the Company's other operating segments. The cost of sales of the Company's products sold through the Retail segment is now reflected at amounts similar to the cost of sales of the same products reflected in the Company's other operating segments. Revenue from APP and .Mac contracts sold through the Retail segment is now being recognized over the lives of the respective service agreements. Additionally, the Retail segment is applying the same subscription accounting to iPhone net sales and cost of sales that the Company's other operating segments apply. Management believes aligning measurements for the performance of the Retail segment with those used for the Company's other operating segments will provide greater comparability with the rest of the Company's segments and allow for more meaningful assessment of the Retail segment's operating results. The Company has reclassified prior period operating segment results to reflect these changes in the measurement of the operating results for the Retail segment, along with the corresponding offsetting impact to the Company's other operating segments.

The Company will continue to allocate certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. These high-profile stores are larger than the Company's typical retail stores and were designed to further promote brand awareness and provide a venue for certain corporate sales and marketing activities, including corporate briefings. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of eight high-profile stores as of September 29, 2007. Expenses allocated to corporate marketing resulting from the operations of high-profile stores were $39 million, $33 million, and $31 million for the years ended September 29, 2007, September 30, 2006, and September 24, 2005 respectively.

Summary information by operating segment follows (in millions):

	2007	2006	2005
Americas:
Net sales	$11,596	$9,415	$6,658
Operating income	$2,949	$1,899	$970
Depreciation, amortization, and accretion	$9	$6	$6
Segment assets (a)	$1,497	$896	$705
Europe:
Net sales	$5,460	$4,096	$3,073
Operating income	$1,348	$627	$465
Depreciation, amortization, and accretion	$6	$4	$4
Segment assets	$595	$471	$289
Japan:
Net sales	$1,082	$1,211	$924
Operating income	$232	$208	$147
Depreciation, amortization, and accretion	$3	$3	$3
Segment assets	$159	$181	$165
Retail:
Net sales	$4,115	$3,246	$2,278
Operating income	$875	$600	$396
Depreciation, amortization, and accretion (b)	$88	$59	$43
Segment assets (b)	$1,085	$651	$589
Other Segments (c):
Net sales	$1,753	$1,347	$998
Operating income	$388	$235	$118
Depreciation, amortization, and accretion	$3	$3	$2
Segment assets	$252	$180	$133

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

  (c)
  Other Segments include Asia-Pacific and FileMaker.

A reconciliation of the Company's segment operating income and assets to the consolidated financial statements follows (in millions):

	2007	2006	2005
Segment operating income	$5,792	$3,569	$2,096
Other corporate expenses, net (a)	(1,141)	(953)	(404)
Stock-based compensation expense	(242)	(163)	(49)

Total operating income	$4,409	$2,453	$1,643

Segment assets	$3,588	$2,379	$1,881
Corporate assets	21,759	14,826	9,635

Consolidated assets	$25,347	$17,205	$11,516

Segment depreciation, amortization, and accretion	$109	$75	$58
Corporate depreciation, amortization, and accretion	208	150	121

Consolidated depreciation, amortization, and accretion	$317	$225	$179

  (a)
  Corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment.

No single customer or single country outside of the U.S. accounted for more than 10% of net sales in 2007, 2006, or 2005. Net sales and long-lived assets related to the U.S. and international operations are as follows (in millions):

	2007	2006	2005
Net sales:
U.S.	$14,128	$11,486	$8,194
International	9,878	7,829	5,737

Total net sales	$24,006	$19,315	$13,931

Long-lived assets:
U.S.	$1,752	$1,150	$738
International	260	218	175

Total long-lived assets	$2,012	$1,368	$913

Information regarding net sales by product is as follows (in millions):

	2007	2006	2005
Net sales:
Desktops (a)	$4,020	$3,319	$3,436
Portables (b)	6,294	4,056	2,839

Total Mac net sales	10,314	7,375	6,275
iPod	8,305	7,676	4,540
Other music related products and services (c)	2,496	1,885	899
iPhone and related products and services (d)	123	—	—
Peripherals and other hardware (e)	1,260	1,100	1,126
Software, service, and other net sales (f)	1,508	1,279	1,091

Total net sales	$24,006	$19,315	$13,931

  (a)
  Includes iMac, eMac, Mac mini, Power Mac, Mac Pro, and Xserve product lines.

  (b)
  Includes MacBook, iBook, MacBook Pro, and PowerBook product lines.

  (c)
  Consists of iTunes Store sales and iPod services, and Apple-branded and third-party iPod accessories.

  (d)
  Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.

  (e)
  Includes sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.

  (f)
  Includes sales of Apple-branded operating system and application software, third-party software, AppleCare, and Internet services.

Note 10—Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of approximately $776,000, $202,000, and $1,100,000 in expenses pursuant to the Reimbursement Agreement during 2007, 2006, and 2005, respectively.

In 2006, the Company entered into an agreement with Pixar to sell certain of Pixar's short films on the iTunes Store. Mr. Jobs was the CEO, Chairman, and a large shareholder of Pixar. On May 5, 2006, The Walt Disney Company ("Disney") acquired Pixar, which resulted in Pixar becoming a wholly-owned subsidiary of Disney. Upon Disney's acquisition of Pixar, Mr. Jobs' shares of Pixar common stock were exchanged for Disney's common stock and he was elected to the Disney Board of Directors. Royalty expense recognized by the Company under the arrangement with Pixar from September 25, 2005 through May 5, 2006 was less than $1 million.

Note 11—Selected Quarterly Financial Information (Unaudited)

The following tables set forth a summary of the Company's quarterly financial information for each of the four quarters ended September 29, 2007 and September 30, 2006 (in millions, except share and per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2007
Net sales	$6,217	$5,410	$5,264	$7,115
Gross margin	$2,090	$1,995	$1,849	$2,220
Net income	$904	$818	$770	$1,004
Earnings per common share:
Basic	$1.04	$0.94	$0.89	$1.17
Diluted	$1.01	$0.92	$0.87	$1.14
2006
Net sales	$4,837	$4,370	$4,359	$5,749
Gross margin	$1,412	$1,325	$1,297	$1,564
Net income	$542	$472	$410	$565
Earnings per common share:
Basic	$0.63	$0.55	$0.49	$0.68
Diluted	$0.62	$0.54	$0.47	$0.65

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Apple Inc.:

We have audited the accompanying consolidated balance sheets of Apple Inc. and subsidiaries (the Company) as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 29, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Inc. and subsidiaries as of September 29, 2007 and September 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 29, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective September 25, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Inc.'s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 15, 2007 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

                      /s/ KPMG LLP

Mountain View, California
November 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Apple Inc.:

We have audited Apple Inc.'s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Apple's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apple Inc. as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 29, 2007, and our report dated November 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

                      /s/ KPMG LLP

Mountain View, California
November 15, 2007

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of September 29, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

      (i)
      pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

      (ii)
      provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

      (iii)
      provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective as of September 29, 2007. The Company's independent registered public accounting firm, KPMG

LLP, has issued an attestation report on the Company's internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 92 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2007, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

On November 13, 2007, the Board of Directors of the Company amended and restated the Company's Amended Bylaws to permit the issuance of uncertificated shares of stock and to make related conforming and mechanical changes. The foregoing description of the amendments to the Company's Amended and Restated Bylaws is qualified in its entirety by the text of the Amended and Restated Bylaws, which is attached hereto as Exhibit 3.5 and is incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Listed below are the Company's seven directors whose terms expire at the next annual meeting of shareholders.

Name	Position With the Company	Age	Director Since
William V. Campbell	Co-lead Director	67	1997
Millard S. Drexler	Director	63	1999
Albert A. Gore, Jr.	Director	59	2003
Steven P. Jobs	Director and Chief Executive Officer	52	1997
Arthur D. Levinson, Ph.D.	Co-lead Director	57	2000
Eric E. Schmidt, Ph.D.	Director	52	2006
Jerome B. York	Director	69	1997

William V. Campbell has been Chairman of the Board of Directors of Intuit, Inc. ("Intuit") since August 1998. From September 1999 to January 2000, Mr. Campbell acted as Chief Executive Officer of Intuit. From January 1994 to August 1998, Mr. Campbell was President and Chief Executive Officer and a director of Intuit. From January 1991 to December 1993, Mr. Campbell was President and Chief Executive Officer of GO Corporation.

Millard S. Drexler has been Chairman and Chief Executive Officer of J. Crew Group, Inc. since January 2003. Previously, Mr. Drexler was Chief Executive Officer of Gap Inc. ("Gap") from 1995 and President from 1987 until 1995. Mr. Drexler was also a member of the Board of Directors of Gap from November 1983 until October 2002.

Albert A. Gore, Jr. has served as a Senior Advisor to Google, Inc. ("Google") since 2001. He has also served as Executive Chairman of Current TV since 2002 and as Chairman of Generation Investment Management since 2004. He is a visiting professor at Middle Tennessee State University. Mr. Gore was inaugurated as the 45th Vice President of the United States in 1993. He was re-elected in 1996 and served for a total of eight years as President of the Senate, a member of the Cabinet and the National Security Council. Prior to 1993, he served eight years in the U.S. Senate and eight years in the U.S. House of Representatives.

Steven P. Jobs is one of the Company's co-founders and currently serves as its Chief Executive Officer. Mr. Jobs is also a director of The Walt Disney Company.

Arthur D. Levinson, Ph.D. has been Chief Executive Officer and a Director of Genentech Inc. ("Genentech") since July 1995. Dr. Levinson has been Chairman of the Board of Directors of Genentech since September 1999. He joined Genentech in 1980 and served in a number of executive positions, including Senior Vice President of R&D from 1993 to 1995. Dr. Levinson also serves on the Board of Directors of Google.

Eric E. Schmidt, Ph.D. has served as the Chief Executive Officer of Google since July 2001 and as a member of Google's Board of Directors since March 2001, where he served as Chairman of the Board from March 2001 to April 2004. In April 2004, Dr. Schmidt was named Chairman of the Executive Committee of Google's Board of Directors. From April 1997 to November 2001, Dr. Schmidt served as Chairman of the Board of Directors of Novell, Inc. ("Novell"), a computer networking company, and, from April 1997 to July 2001, as the Chief Executive Officer of Novell.

Jerome B. York has been Chief Executive Officer of Harwinton Capital LLC (formerly Harwinton Capital Corporation), a private investment company that he controls, since September 2003. From January 2000 until September 2003, Mr. York was Chairman and Chief Executive Officer of MicroWarehouse, Inc., a reseller of computer hardware, software and peripheral products. From September 1995 to October 1999, he was Vice Chairman of Tracinda Corporation. From May 1993 to September 1995 he was Senior Vice President and Chief Financial Officer of IBM Corporation ("IBM"), and served as a member of IBM's Board of Directors from January 1995 to August 1995. Mr. York is also a director of Tyco International Ltd.

Role of the Board; Corporate Governance Matters

It is the paramount duty of the Company's Board of Directors (the "Board of Directors") to oversee the Chief Executive Officer and other senior management in the competent and ethical operation of the Company on a day-to-day basis and to assure that the long-term interests of the shareholders are being served. To satisfy this duty, the directors take a proactive, focused approach to their position, and set standards to ensure that the Company is committed to business success through maintenance of high standards of responsibility and ethics.

Members of the Board of Directors bring a wide range of experience, knowledge and judgment to the Company. These varied skills mean that governance is far more than a "check the box" approach to standards or procedures. The governance structure in the Company is designed to be a working structure for principled actions, effective decision-making and appropriate monitoring of both compliance and performance. The key practices and procedures of the Board of Directors are outlined in the Corporate Governance Guidelines available on the Company's website at www.apple.com/investor.

Board Committees

The Board of Directors has a standing Compensation Committee, a Nominating and Corporate Governance Committee ("Nominating Committee") and an Audit and Finance Committee ("Audit Committee"). All committee members are independent under the listing standards of the NASDAQ Global Select Market. The members of the committees are identified in the table below.

Director	Audit and Finance Committee	Compensation Committee	Nominating and Corporate Governance Committee
William V. Campbell	X	Chair	—
Millard S. Drexler	—	X	X
Albert A. Gore, Jr.	—	X	X
Steven P. Jobs	—	—	—
Arthur D. Levinson, Ph.D.	X	—	Chair
Eric E. Schmidt, Ph.D.	—	—	—
Jerome B. York	Chair	—	—

The Audit Committee is primarily responsible for overseeing the services performed by the Company's independent registered public accounting firm and internal audit department, evaluating the Company's accounting policies and its system of internal controls and reviewing significant financial transactions. Members of the Audit Committee are Messrs. Campbell and York and Dr. Levinson. The Audit Committee met a total of 14 times during fiscal year 2007.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company's executive officers, including the Chief Executive Officer, and for administering the Company's equity compensation plans. Members of the Compensation Committee are Messrs. Campbell, Drexler, and Gore. The Compensation Committee met a total of five (5) times during fiscal year 2007.

The Nominating Committee assists the Board of Directors in identifying qualified individuals to become directors, determines the composition of the Board of Directors and its committees, monitors the process to assess the Board of Directors' effectiveness and helps develop and implement the Company's corporate governance guidelines. The Nominating Committee also considers nominees proposed by shareholders.

Members of the Nominating Committee are Messrs. Drexler and Gore and Dr. Levinson. The Nominating Committee met a total of three (3) times during fiscal year 2007.

The Audit, Compensation and Nominating Committees operate under written charters adopted by the Board of Directors. These charters are available on the Company's website at www.apple.com/investor.

Audit Committee Financial Expert

The Board of Directors has determined that all members of the Company's Audit Committee, Messrs. Campbell and York and Dr. Levinson, qualify as "audit committee financial experts" as defined by the Securities and Exchange Commission (the "SEC") and also meet the additional criteria for independence of Audit Committee members set forth in Rule 10A-3(b)(l) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Code of Ethics

The Company has a code of ethics that applies to all of the Company's employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board of Directors. A copy of this code, "Ethics: The Way We Do Business Worldwide," is available on the Company's website at www.apple.com/investor. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Executive Officers of the Registrant

The following sets forth certain information regarding executive officers of the Company. Information pertaining to Mr. Jobs, who is both a director and an executive officer of the Company, may be found in the section entitled "Directors."

Name	Position With the Company	Age
Timothy D. Cook	Chief Operating Officer	46
Daniel Cooperman	Senior Vice President, General Counsel and Secretary	56
Tony Fadell	Senior Vice President, iPod Division	38
Ronald B. Johnson	Senior Vice President, Retail	49
Peter Oppenheimer	Senior Vice President and Chief Financial Officer	44
Philip W. Schiller	Senior Vice President, Worldwide Product Marketing	47
Bertrand Serlet, Ph.D.	Senior Vice President, Software Engineering	46
Sina Tamaddon	Senior Vice President, Applications	50

Timothy D. Cook, Chief Operating Officer, joined the Company in March 1998. Mr. Cook also served in the position of Executive Vice President, Worldwide Sales and Operations from 2002 to 2005. In 2004, his responsibilities were expanded to include the Company's Macintosh hardware engineering. From 2000 to 2002, Mr. Cook served in the role of Senior Vice President, Worldwide Operations, Sales, Service and Support. From 1998 to 2000, Mr. Cook served in the position of Senior Vice President, Worldwide Operations. Prior to joining the Company, Mr. Cook held the position of Vice President, Corporate Materials for Compaq Computer Corporation ("Compaq"). Previous to his work at Compaq, Mr. Cook was the Chief Operating Officer of the Reseller Division at Intelligent Electronics. Mr. Cook also spent 12 years with IBM, most recently as Director of North American Fulfillment. Mr. Cook also serves as a member of the Board of Directors of Nike, Inc.

Daniel Cooperman, Senior Vice President, General Counsel and Secretary, joined the Company in November 2007. Prior to joining the Company, he served as Senior Vice President, General Counsel and Secretary of Oracle Corporation since February 1997. Prior to that, he had been associated with the law firm of McCutchen, Doyle, Brown & Enersen (which is now Bingham McCutchen LLP) since October 1977, and had served as a partner since June 1983. From September 1995 until February 1997,

Mr. Cooperman was Chair of the law firm's Business and Transactions Group and from April 1989 through September 1995, he served as the Managing Partner of the law firm's San Jose office.

Tony Fadell, Senior Vice President, iPod Division, joined the Company in 2001. From 2004 to April 2006, Mr. Fadell was Vice President of iPod Engineering. From 2001 to 2004, Mr. Fadell was the Senior Director of the Company's iPod Engineering Team. Prior to joining Apple, Mr. Fadell was a co-founder, CTO, and director of engineering of the Mobile Computing Group at Philips Electronics where he was responsible for all aspects of business and product development for a variety of products. Mr. Fadell later became VP of Business Development for Philips U.S. Strategy & Ventures, focusing on building the company's digital media strategy and investment portfolio.

Ronald B. Johnson, Senior Vice President, Retail, joined the Company in January 2000. Prior to joining the Company, Mr. Johnson spent 16 years with Target Stores, most recently as Senior Merchandising Executive.

Peter Oppenheimer, Senior Vice President and Chief Financial Officer, joined the Company in July 1996. Mr. Oppenheimer also served the Company in the position of Vice President and Corporate Controller, and as Senior Director of Finance for the Americas. Prior to joining the Company, Mr. Oppenheimer was CFO of one of the four business units for Automatic Data Processing, Inc. ("ADP"). Prior to joining ADP, Mr. Oppenheimer spent six years in the Information Technology Consulting Practice with Coopers and Lybrand.

Philip W. Schiller, Senior Vice President, Worldwide Product Marketing, rejoined the Company in 1997. Prior to rejoining the Company, Mr. Schiller was Vice President of Product Marketing at Macromedia, Inc. from December 1995 to March 1997, and was Director of Product Marketing at FirePower Systems, Inc. from 1993 to December 1995. Prior to that, Mr. Schiller spent six years at the Company in various marketing positions.

Bertrand Serlet, Ph.D., Senior Vice President, Software Engineering, joined the Company in February 1997 upon the Company's acquisition of NeXT and also served the Company in the position of Vice President of Platform Technology. At NeXT, Dr. Serlet held several engineering and managerial positions, including Director of Web Engineering. Prior to NeXT, from 1985 to 1989, Dr. Serlet worked as a research engineer at Xerox PARC.

Sina Tamaddon, Senior Vice President, Applications, joined the Company in September 1997. Mr. Tamaddon has also served with the Company in the position of Senior Vice President, Worldwide Service and Support, and Vice President and General Manager, Newton Group. Before joining the Company, Mr. Tamaddon held the position of Vice President, Europe with NeXT from September 1996 through March 1997. From August 1994 to August 1996, Mr. Tamaddon held the position of Vice President, Professional Services with NeXT.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Executive officers, directors and greater than ten percent shareholders also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements were met during fiscal year 2007, except that (i) one Form 4 was filed for William Campbell on October 26, 2007 with respect to the purchase by Mr. Campbell's independent money manager of 3,600, 2,600 and 2,900 shares of the Company's common stock, in February 2006, September 2006 and January 2007, respectively, and the sale by Mr. Campbell's independent money manager of 2,200, 1,400 and 2,600 shares of the Company's common stock in April 2006, June 2006 and July 2007, respectively, and (ii) one Form 4 was filed for Tony Fadell on November 15, 2007 with respect to the acquisition by Mr. Fadell's spouse of 40,000 restricted stock units in December 2006 and 25,000 restricted stock units in October 2007.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

A.    EXECUTIVE SUMMARY

This section explains Apple's executive compensation program as it relates to the following "named executive officers:"

Steve Jobs	Chief Executive Officer
Tim Cook	Chief Operating Officer
Peter Oppenheimer	Senior Vice President and Chief Financial Officer
Ron Johnson	Senior Vice President, Retail Sales
Tony Fadell	Senior Vice President, iPod Division

Apple's executive compensation program for the named executive officers consists of long-term equity awards in the form of restricted stock units ("RSUs") and cash compensation in the form of performance-based cash incentives and base salaries. Each year, the Compensation Committee, which is made up entirely of independent directors, determines the compensation for the named executive officers.

Apple relies heavily on long-term equity awards to attract and retain an outstanding executive team and to ensure a strong connection between executive compensation and financial performance. An RSU award gives the named executive officer the right to receive, at no cost, a specified number of shares of Apple common stock when the award vests, typically at intervals of two to four years. Because the value of the RSUs depends on Apple's future share price, the award links compensation to future financial performance. The officer is generally not eligible to receive the shares if employment is terminated before the RSUs vest. The Compensation Committee reviews annually the outstanding, unvested equity awards of each named executive officer to determine, in the Committee's discretion, whether additional awards are warranted in light of the officer's performance, the competitive environment and the other factors discussed in Section D3 below.

The performance-based cash incentives compensate the named executive officers for achieving specific financial goals established annually by the Compensation Committee, as described in Section D4. The Committee sets aggressive performance goals each year based on the revenue and operating income objectives in Apple's internal business plan. Payments are not automatic, however, because the Committee may exercise its discretion to reduce (but not increase) the amount of any incentive payment based on an officer's overall performance.

Based on the factors discussed in Section D3 below and the Committee's belief that the outstanding, unvested equity awards still had significant retention value, the Committee made no new equity awards to the named executive officers in fiscal 2007. The officers earned cash incentives in fiscal 2007 at the maximum amount allowed by the plan—100% of base salary—because Apple's financial performance significantly exceeded the annual performance goals set by the Committee. The Committee assessed both the amount and allocation of the compensation components for each officer based on Apple's overall annual financial performance and each officer's individual performance. The Committee did not increase base salaries for the named executive officers because it concluded that the total compensation for each officer was appropriate.

Apple's shareholders have been generously rewarded for Apple's success, with a three-year annualized shareholder return of 101% through the end of fiscal 2007. The Committee believes the compensation of the named executive officers has been appropriate and fair in light of Apple's performance.

B.    EXECUTIVE COMPENSATION OBJECTIVES

Apple's goal for executive compensation is simple: attract and retain an exceptionally talented, entrepreneurial and creative team of executives who will provide the leadership for Apple's success in dynamic, highly-competitive markets.

C.    EXECUTIVE COMPENSATION OVERVIEW

  1.
  Three Components

    The compensation program for the named executive officers consists of the following three components, in order of their importance:

      •
      Long-term equity awards in the form of RSUs under the shareholder-approved Employee Stock Plan

      •
      Annual performance-based cash incentives under the shareholder-approved Performance Bonus Plan (the CEO, however, does not participate in this plan and is not eligible for performance-based cash incentives)

      •
      Base salary

    The named executive officers are also eligible to participate in Apple's health and welfare programs, Employee Stock Purchase Plan, 401(k) Plan, patent bonus program and other minor employee recognition programs on the same basis as other employees.

  2.
  Mix of Equity, Cash Incentives and Salary

    Apple relies heavily on long-term equity awards because the Compensation Committee believes they are the most effective compensation element for attracting entrepreneurial, creative executives and promoting their long-term commitment to Apple. An RSU award generally vests only if the named executive officer continues employment until the specified vesting date, typically two to four years after the date of grant. Equity awards also help to ensure a strong connection between executive compensation and Apple's financial performance because the value of RSUs depends on Apple's future share price.

    Although the Compensation Committee reviews the compensation practices of its peer companies as described in Section D6 below, the Committee does not adhere to strict formulas or survey data to determine the mix of compensation elements. Instead, as described in Section D, the Committee considers various factors in exercising its discretion to determine compensation, including the experience, responsibilities and performance of each named executive officer as well as Apple's overall financial performance. This flexibility is particularly important in designing compensation arrangements to attract new executives in highly-competitive, rapidly changing markets.

  3.
  Elements of Compensation Not Included In The Compensation Program

    The current compensation program for the named executive officers, including the CEO, does not include the following:

    •
    Employment contracts

    •
    Cash bonuses other than the performance-based cash incentives under the Performance Bonus Plan and payments under the patent bonus program

    •
    Severance and change of control arrangements beyond what is available to all U.S. employees (with the exception of rights to accelerated vesting previously granted as part of equity awards that will fully vest in March 2008)

    •
    Perquisites or personal benefits that are not available to employees generally

    •
    Guarantees of the value of equity awards

  4.
  CEO Compensation

    Apple's CEO, Steve Jobs, currently holds approximately 5.5 million shares of Apple common stock. Since rejoining Apple in 1997, Mr. Jobs has never sold a share of Apple stock. His last equity grant was awarded in 2003, and vested in full in 2006. Mr. Jobs currently holds no unvested equity awards. In fiscal 2007, Mr. Jobs's entire compensation consisted of his $1 annual salary. Because Mr. Jobs's continued leadership is critical to Apple, the Compensation Committee is considering additional compensation arrangements for him.

    Mr. Jobs has received a $1 annual salary since he rejoined Apple in 1997 and began serving as interim CEO. In 1999, Apple awarded Mr. Jobs an aircraft as an executive bonus in recognition of his outstanding performance during the previous two years. Mr. Jobs also received two stock option grants, one in 2000 and another in 2001. Mr. Jobs never exercised these grants, and they were both cancelled in March 2003, when Apple awarded Mr. Jobs a grant of 5 million shares of restricted stock.

    The 2003 restricted stock grant required Mr. Jobs to remain employed by Apple for three more years before it vested. This grant, which increased to 10 million shares when Apple's common stock split in 2005, vested in full in March 2006. After a portion of these shares was withheld for the payment of taxes, Mr. Jobs received the remaining 5,426,447 shares. Due in large part to Mr. Jobs's leadership, Apple's stock price (after accounting for a stock split) increased from $7.47 on the March 2003 grant date to $64.66 on the March 2006 vesting date—more than an eight-fold increase in three years. Under Mr. Jobs's continued leadership, Apple's stock price increased from $64.66 per share in March 2006 to $189.95 per share as of October 31, 2007—a three-fold increase in approximately 18 months.

    When he was elected to Apple's Board of Directors in 1997, Mr. Jobs received the standard director's stock option grant for 30,000 shares. Because Mr. Jobs became employed later that year as Apple's interim CEO, he was no longer eligible for such director grants. When the 1997 director grant (which increased to 120,000 shares after two stock splits) was due to expire in August 2007, Mr. Jobs exercised the option and he currently holds these 120,000 shares.

D.    EXECUTIVE COMPENSATION PROGRAM DESIGN AND IMPLEMENTATION

  1.
  Team-Based Compensation

    The compensation program for the named executive officers rests on two assumptions. First, each officer must demonstrate exceptional personal performance in order to remain part of the executive team. Second, each officer must contribute as a member of the team to Apple's overall success rather than merely achieve specific objectives within that officer's area of responsibility.

  2.
  Independent Compensation Committee Determines All Executive Compensation

    The Compensation Committee determines all compensation for the named executive officers. All three Committee members are independent of Apple's management.

    During the first quarter of each fiscal year, the Compensation Committee conducts an evaluation of each named executive officer to determine if any changes in the officer's compensation are appropriate based on the considerations described below. The CEO does not participate in the Committee's deliberations or decision with regard to his compensation. At the Committee's request, the CEO reviews with the Committee the performance of the other four named executive officers, but no other named executive officer has any input into executive compensation decisions. The Committee gives considerable weight to the CEO's evaluation of the other named executive officers because of his direct knowledge of each officer's performance and contributions. For each officer, the Committee members independently determine each component of compensation based on their collective assessment of the officer's performance as well as Apple's overall financial performance.

  3.
  The Crucial Role of Long-Term Equity Awards

    Overview.    The Committee believes that long-term equity awards are the most effective way to attract and retain a superlative executive team. Accordingly, executive compensation is heavily weighted toward long-term equity awards rather than cash compensation, and the awards have long vesting intervals to maximize their retention value. This approach is reflected in the following:

      •
      The CEO's compensation has been generally tied to long-term equity; for example, his last equity award did not vest for three years.

      •
      For the other four named executive officers, equity awards represented approximately 85% of their target total compensation in fiscal 2007. This compares to approximately 70% at Apple's peer companies.

      •
      Fiscal 2004 equity awards vested 50% on the second anniversary of the grant date; the remaining 50% will vest on the fourth anniversary of the grant date.

      •
      Fiscal 2006 equity awards do not vest at all until 2010, when they vest in full.

    In designing long-term equity awards, the Committee seeks to maximize their effectiveness in accomplishing Apple's compensation objectives while recognizing the Board's duty to Apple's shareholders to limit equity dilution. The Committee believes this balance has been achieved as follows:

    Restricted Stock Units Minimize Dilution and Support Long-Term Focus.    Since fiscal 2004, all equity awards to the named executive officers have been RSUs rather than stock options. A grant of RSUs gives an officer the right to receive a specified number of shares of Apple common stock, at no cost to the officer, if the officer remains employed at Apple until the RSUs vest. RSUs granted in 2004 also provide for accelerated vesting if the named executive officer is terminated without cause or on a change of control, RSUs granted before 2007 provide for accelerated vesting on a change of control, and all RSUs provide for accelerated vesting upon the death of the officer. The compensation value of an RSU does not depend solely on future stock price increases; at grant, its value is equal to Apple's stock price. Although its value may increase or decrease with changes in the stock price during the period before vesting, an RSU will have value in the long term, encouraging retention. By contrast, the entire compensation value of a stock option depends on future stock price appreciation. Accordingly, RSUs can deliver significantly greater share-for-share compensation value at grant than stock options, and Apple can offer comparable grant date compensation value with fewer shares and less dilution for its shareholders.

    Long Vesting Intervals to Maximize Retention.    All vesting of RSUs is generally subject to continued employment. Except for occasional new hire grants, vesting occurs at intervals of no less than two years after the grant date. This ensures that a meaningful portion of a named executive officer's awards will vest every two years—a strong incentive to continue employment with Apple. The following table shows the grant and vesting patterns for ongoing RSU grants for the named executive officers since fiscal 2004 (excluding those who were not named executive officers at the time of grant).

Equity Awards	FY05 vesting	FY06 vesting	FY07 vesting	FY08 vesting	FY09 vesting	FY10 vesting
Fiscal 2004 RSU (excluding CEO)	—	50%	—	50%
Fiscal 2006 RSU (excluding CEO)	—	—	—	—	—	100%

    Vesting Conditions.    As noted above, the vesting of all RSUs is generally contingent on the named executive officer's continued employment with Apple, rather than on performance with regard to specific business objectives. From time to time, the Compensation Committee has considered various forms of performance-based vesting. After careful evaluation, the Committee has concluded that performance-based vesting would not serve Apple's current objectives as effectively as the program described above. The Committee generally grants RSUs with two to four year vesting periods to maximize the award's retention value. This retention value would be undermined if a named executive officer's equity awards (which represent approximately 85% of the officer's compensation) were at risk based on performance measures that were determined two or even four years prior to the vesting date. Given the intensely dynamic business environment in which Apple operates, it would be extremely difficult to craft meaningful objectives with such a long horizon. Apple imposes no requirement that the named executive officers hold their common stock for any period after vesting.

    Annual Burn Rate Averages Less Than 2.5%.    In fiscal 2005, Apple committed to an annual "burn rate" (the total number of all equity award shares granted during the fiscal year divided by the total shares outstanding at the end of the fiscal year) of 2.5% from fiscal 2005 through fiscal 2007. This commitment represented a significant reduction from an average burn rate of 4.8% from fiscal 2002 through fiscal 2004. In fact, Apple's average annual burn rate from fiscal 2005 through fiscal 2007 was approximately 1.6%.

    Overhang from Equity Plans at 12.9%.    Overhang (granted and outstanding equity awards plus shares reserved for future awards, divided by the sum of total shares outstanding, granted and outstanding equity awards, and shares reserved for future awards) is another measure of equity dilution. The efficient use of equity awards, combined with the substantial exercise of employee stock options due to the significant increase in Apple's stock price over the past few years, has caused Apple's overhang to decline from approximately 14.5% at the end of fiscal 2005 to approximately 12.9% at the end of fiscal 2007.

    Frequency and Size of Equity Awards.    The named executive officers typically receive equity awards every two years, rather than every year. This practice is consistent with the long time horizon and lengthy vesting periods of the awards. By making awards less frequently, the Committee can provide larger grants, which in turn promotes greater retention.

    To determine the size of RSU grants, the Compensation Committee first establishes a target compensation value that it wants to deliver to the named executive officers through long-term equity awards. In doing so, the Committee considers various factors, including the following:

      •
      The practice of granting equity only every two years

      •
      The heavy weight placed on equity in the mix of total compensation

      •
      The officer's experience and performance

      •
      The scope, responsibility and business impact of the officer's position

      •
      The perceived retention value of the total compensation package in light of the competitive environment

    Once the target value has been established, the Committee determines the number of shares by reference to the current value of Apple's common stock.

  4.
  The Minor Role of Cash Compensation

    Base Salaries.    The Committee believes that base salaries are significantly less important than performance-based bonuses and long-term equity awards in meeting Apple's compensation objectives. The minor role of salaries as part of total compensation is reflected in the following:

      •
      The CEO has received an annual base salary of $1 since rejoining Apple in 1997.

      •
      The fiscal 2007 average base salary for the other named executive officers was below median among the peer companies shown in Section D6, despite Apple's significantly greater financial and business success.

      •
      Base salaries for the named executive officers have not increased since October 2005, except for a promotion-related increase for one officer.

    Performance-Based Cash Incentives.    The Performance Bonus Plan, which has been approved by Apple's shareholders, authorizes the Committee to issue plan-based cash incentive awards to compensate officers for achieving specific financial objectives that are established annually. The Committee believes that performance-based cash compensation is an important component of executive compensation; however, it represents a small percentage of total compensation because its effectiveness in meeting Apple's compensation objectives is limited. It is a less significant factor in attracting new executive talent than equity compensation, and it promotes retention only in the short-term—over the performance period. Accordingly, the plan is modestly funded, as reflected by the following:

      •
      The CEO does not participate in the Performance Bonus Plan.

      •
      Apple's target payout of 50% of base salary is significantly lower than peer companies as a group, where median target bonus payouts range from 100% to 160% of base salary.

      •
      The maximum payout of 100% for exceptional performance is also lower than peer companies, where 3 times the target range (i.e., 300% to 480% of base salary) is becoming increasingly common.

    The Compensation Committee establishes performance goals each year based on revenue and operating income objectives in Apple's internal business plan. The Committee has selected these performance goals because they are important indicators of increased shareholder value. These performance goals generally exclude the effects of extraordinary, unusual or infrequently occurring events or changes in accounting principles. Apple does not publicly disclose specific annual internal revenue or operating income objectives, as its business plan is highly confidential. Disclosing specific objectives would provide competitors and other third parties with insights into the planning process and would therefore cause competitive harm.

    The Committee next determines the maximum amount of any cash incentive payment denominated as a percentage of base salary. The current payment structure is shown in the payout matrix below. Once the performance goals and payment structure are established, no one has the authority to modify or waive them.

                Percentage of Salary Payable As Performance-Based Cash Incentives

	Revenue
Operating Income	Below Objective	Meet Objective	Above Objective
Below Objective	0%	25%	up to 50%
Meet Objective	25%	50%	up to 75%
Above Objective	up to 50%	up to 75%	up to 100%

    The performance goals are aggressive. Thus, there is considerable risk that payments will not be made at all or will be made at less than 100%. For the past three years, the performance goals have reflected double-digit growth in both revenue and operating income. In four of the past eight years, Apple did not meet one or both performance goals. This uncertainty ensures that any payments under the plan are truly performance-based, consistent with the plan's objectives.

    At the end of the year, the Committee determines the amount of the award to be paid to each officer by comparing actual results to the performance goals. The Committee may, in its discretion, reduce (but not increase) the amount of any individual award based on the officer's overall performance. The plan does not provide for the adjustment or recovery of an award paid to a named executive officer if the results in a previous year are subsequently restated or adjusted in a manner that would have originally resulted in a smaller award.

  5.
  The Role of Consultants

    The Compensation Committee has selected and directly retained the services of Frederic W. Cook & Co., Inc., an executive compensation consulting firm. No member of the Compensation Committee or any named executive officer has any affiliation with F.W. Cook. The Committee periodically seeks input from F.W. Cook on a range of external market factors, including evolving compensation trends, appropriate comparison companies and market survey data. F.W. Cook also provides general observations on Apple's compensation programs, but it does not determine or recommend the amount or form of compensation for any executives.

  6.
  The Role of Peer Groups, Surveys and Benchmarking

    With the assistance of F.W. Cook, the Committee identified peer companies for fiscal 2007 that compete with Apple in the labor and capital markets and that follow similar pay models. The Committee established the two peer groups listed below, one consisting of large technology companies and another consisting of large retailers. The retail peer group is a relevant comparison group for the Senior Vice President, Retail Sales; the technology peer group is relevant for the other four named executive officers.

Technology Companies		Retail Companies
Adobe Systems Amazon.com Applied Materials Cisco Systems Comcast Dell eBay EMC Google Hewlett-Packard	IBM Intel Microsoft Motorola Oracle Qualcomm Sprint Nextel Sun Microsystems Texas Instruments Xerox	The Gymboree Corporation Limited Brands Nike Polo Ralph Lauren Restoration Hardware Sharper Image Target Tiffany & Co. Tween Brands Wal-Mart

    The Committee reviews compensation practices at peer companies (gathered from SEC filings and the Radford High Technology compensation survey) at a high level to ensure that Apple's total compensation is within a reasonably competitive range. The Committee, however, does not attempt to set compensation components to meet specific benchmarks, such as salaries "above the median" or equity compensation "at the 75th percentile." Furthermore, the Committee believes that excessive reliance on benchmarking is detrimental to shareholder interests because it can result in compensation that is unrelated to the value delivered by the named executive officers.

  7.
  Tax and Accounting Considerations

    Tax Deductibility of Compensation Expense.    Section 162(m) of the Internal Revenue Code places a limit of $1,000,000 on the amount of compensation to certain officers that may be deducted by Apple as a business expense in any tax year unless, among other things, the compensation is performance-based and has been approved by the shareholders. To qualify as performance-based compensation, the amount of compensation must depend on the officer's performance against pre-determined performance goals established by a committee that consists solely of at least two "outside" directors who have never been employed by Apple or its subsidiaries. Two Compensation Committee members, Mr. Gore and Mr. Drexler, qualify as outside directors under the IRS definition. Although Mr. Campbell is an independent director under SEC and NASDAQ governance standards, he does not qualify as an outside director because he was an officer of Apple from 1983 to 1987 and an Apple subsidiary from 1987 to 1991. For this reason, he does not discuss or vote on any Section 162(m)-related matters.

    Salaries for the named executive officers do not qualify as performance-based compensation. Apple's performance-based cash incentives, however, are exempt from the Section 162(m) limit because they are paid based on predetermined goals established by the Compensation Committee pursuant to the shareholder-approved Performance Bonus Plan. The RSUs do not qualify as performance-based compensation for purposes of Section 162(m) because vesting is based on continued employment rather than specific performance goals. See page 103 for an explanation of Apple's decision not to implement performance-based vesting.

    Tax Implications for Officers.    Section 409A of the Internal Revenue Code imposes additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A. Because Apple does not generally provide deferred compensation to the named executive officers, this limitation has no impact on the structure of the compensation program for the officers. Section 280G of the Internal Revenue Code imposes an excise tax on payments to executives of severance or change of control compensation that exceed the levels specified in Section 280G. The named executive officers could receive the amounts shown on the table on page 113 as severance or change of control payments, but the Committee does not consider their potential impact in compensation program design.

    Accounting Considerations.    The Committee also considers the accounting and cash flow implications of various forms of executive compensation. In its financial statements, Apple records salaries and performance-based compensation incentives as expenses in the amount paid, or to be paid, to the named executive officers. Accounting rules also require Apple to record an expense in its financial statements for equity awards, even though equity awards are not paid as cash to employees. The accounting expense of equity awards to employees is calculated in accordance with SFAS 123R. The Committee believes, however, that the many advantages of equity compensation, as discussed above, more than compensate for the non-cash accounting expense associated with them.

E.    Fiscal 2007 Compensation Decisions

  1.
  No Equity Grants or Salary Changes

  In fiscal 2007, the Committee did not grant new equity awards or increase base salaries for the named executive officers. Based on its assessment of the factors discussed above and the Committee's belief that the outstanding, unvested equity grants at the beginning of fiscal 2007 had significant retention value, the Committee concluded that the compensation packages for the named executive officers were reasonable without additional equity awards. The outstanding equity grants at the end of fiscal 2007 are shown on the Outstanding Equity Awards table on pages 110 and 111. Based on a review of competitive practices and the Committee's approach to place less emphasis on cash compensation, the Committee concluded that the total compensation for the officers were appropriate for fiscal 2007 without a salary increase.

  2.
  2007 Performance-Based Cash Incentive Plan Payments

  Apple's fiscal 2007 performance significantly exceeded the revenue and operating income goals established under the cash incentive plan, so the Committee, in the exercise of its discretion, approved payouts to the named executive officers at the maximum of 100% of base salary, pursuant to the payout matrix on page 105. The specific payment amounts are shown in the Summary Compensation Table at page 108.

Compensation Committee Report(1)

The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the three non-employee directors named at the end of this report, each of whom is independent as defined by the NASDAQ listing standards.

(1)
SEC filings sometimes "incorporate information by reference." This means the Company is referring to information that has previously been filed with the SEC, and that this information should be considered as part of this filing. Unless the Company specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act or the Securities Exchange Act.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Form 10-K. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in this Form 10-K and the Company's Proxy Statement for its 2008 Annual Meeting of Shareholders, to be filed with the SEC.

    Compensation Committee of the Board of Directors
        William V. Campbell (Chairman)
        Millard S. Drexler
        Albert A. Gore, Jr.

Summary Compensation Table

The following table presents information regarding compensation of each of the Company's Named Executive Officers for services rendered during fiscal year 2007.

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($)(1) (e)	Option Awards ($)(1) (f)	Non-Equity Incentive Plan Compensation ($)(2) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)		Total ($) (j)
Steven P. Jobs Chief Executive Officer	2007	1	—		—	—	—	—	—		1
Timothy D. Cook Chief Operating Officer	2007	700,014	—		6,943,426	—	700,000	—	13,750	(3)	8,357,190
Peter Oppenheimer Senior Vice President and Chief Financial Officer	2007	600,012	—		4,946,610	—	600,000	—	598,723	(4)	6,745,345
Ronald B. Johnson Senior Vice President, Retail	2007	600,012	—		4,946,610	—	600,000	—	379	(5)	6,147,001
Tony Fadell Senior Vice President, iPod Division	2007	500,009	6,750	(6)	3,705,832	628,628	500,000	—	13,952	(7)	5,355,171

(1)
The amounts reported in Columns (e) and (f) of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to fiscal year 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). No stock awards or option awards granted to Named Executive Officers were forfeited during fiscal year 2007. Detailed information about the amount recognized for specific awards is reported in the table under "Outstanding Equity Awards at Fiscal Year-End" below. For a discussion of the assumptions and methodologies used to value the awards reported in Column (e) and Column (f), please see the discussion of stock awards and option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Notes to Consolidated Financial Statements at Note 7, "Stock-Based Compensation."

(2)
As described in the "Compensation Discussion and Analysis" above, the Named Executive Officers' annual bonuses are derived based on the performance of the Company and the individual executive relative to pre-established objectives for the fiscal year. The target and maximum amounts for each Named Executive Officer's fiscal year 2007 bonus opportunity are reported in the "Grants of Plan-Based Awards" table below.

(3)
This amount represents the Company's contributions to Mr. Cook's account under its 401(k) plan in the amount of $13,500 and a tax gross-up in the amount of $250 for an iPhone given by the Company to each of its employees, including the Named Executive Officers, other than Mr. Jobs.

(4)
This amount represents (i) the Company's contributions to Mr. Oppenheimer's account under its 401(k) plan in the amount of $13,500; (ii) a tax gross-up in the amount of $250 for an iPhone given by the Company to each of its employees, including the Named Executive Officers, other than Mr. Jobs; and (iii) reimbursement by the Company of $584,973 for payment of a tax liability under Internal Revenue Code Section 409A.

(5)
This amount represents a tax gross-up in the amount of $379 for an iPhone given by the Company to each of its employees, including the Named Executive Officers, other than Mr. Jobs.

(6)
This amount represents a patent award paid by the Company to Mr. Fadell.

(7)
This amount represents (i) the Company's contributions to Mr. Fadell's account under its 401(k) plan in the amount of $13,500; and (ii) a tax gross-up in the amount of $379 for an iPhone given by the Company to each of its employees, including the Named Executive Officers, other than Mr. Jobs; and (iii) a tax gross-up in the amount of $73 for an iPod given to him by the Company.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to the Named Executive Officers in fiscal year 2007. The primary elements of each

Named Executive Officer's total compensation reported in the table are base salary, an annual bonus, and long-term equity incentives consisting of restricted stock units and, in the case of Mr. Fadell, a patent award and stock options received prior to his appointment as an executive of the Company. Named Executive Officers also earned the other benefits listed in Column (i) of the Summary Compensation Table, as further described in footnotes 3, 4, 5 and 7 to the table. As noted above, the Company does not have employment agreements with any of the Named Executive Officers.

The Summary Compensation Table should be read in conjunction with the tables and narrative descriptions that follow. The Grants of Plan-Based Awards table, and the accompanying description of the material terms of the stock options and restricted stock unit awards granted in fiscal year 2007, provides information regarding the long-term equity incentives awarded to Named Executive Officers in fiscal year 2007. The Outstanding Equity Awards at Fiscal Year End and Option Exercises and Stock Vested tables provide further information on the Named Executive Officers' potential realizable value and actual value realized with respect to their equity awards.

Grants of Plan-Based Awards

The following table presents information regarding the incentive awards granted to the Named Executive Officers for fiscal year 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
									All Other Option Awards: Number of Securities Underlying Options (#) (j)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	All Other Stock Awards: Number of Shares of Stock or Units (#) (i)		Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
Steven P. Jobs	—	—	—	—	—	—	—	—	—	—	—
Timothy D. Cook	—	0	350,000	700,000	—	—	—	—	—	—	—
Peter Oppenheimer	—	0	300,000	600,000	—	—	—	—	—	—	—
Ronald B. Johnson	—	0	300,000	600,000	—	—	—	—	—	—	—
Tony Fadell	—	0	250,000	500,000	—	—	—	—	—	—	—

Description of Plan-Based Awards

Each of the "Non-Equity Incentive Plan Awards" reported in the Grants of Plan-Based Awards Table was granted under the Company's Performance Bonus Plan. The material terms of these incentive awards are described in the "Compensation Discussion and Analysis" above. As noted earlier, the Company did not grant equity incentive plan awards to any of its Named Executive Officers during fiscal year 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding the outstanding equity awards held by each of the Named Executive Officers as of September 29, 2007, including the vesting dates for the portions of these awards that had not vested as of that date.

Option Awards

Name (a)	Option Grant Date (b)	Number of Securities Underlying Unexercised Options Exercisable (#) (c)	Number of Securities Underlying Unexercised Options Unexercisable (#) (d)		Option Exercise Price ($) (e)	Option Expiration Date (f)
Steven P. Jobs	—	—	—		—	—
Totals		—	—
Timothy D. Cook	—	—	—		—	—
Totals		—	—
Peter Oppenheimer	—	—	—		—	—
Totals		—	—
Ronald B. Johnson	2/14/1999 5/21/2002	1,150,000 150,000	— —		23.72 11.73	2/14/2009 5/21/2012

Totals		1,300,000	—
Tony Fadell	2/4/2004 6/1/2004 8/30/2005	19,312 115,250 24,875	12,875 56,250 25,000	(1) (2) (3)	10.90 14.03 46.57	2/4/2011 6/1/2011 8/30/2012

Totals		159,437	94,125

(1)
The unvested portion of this option award is scheduled to vest in two (2) substantially equal installments on November 4, 2007 and February 4, 2008.

(2)
The unvested portion of this option award is scheduled to vest in three (3) substantially equal installments on December 1, 2007, March 1, 2008 and June 1, 2008.

(3)
The unvested portion of this option award is scheduled to vest in eight (8) substantially equal installments on November 30, 2007 and each successive three (3) month anniversary of November 30, 2007.

Stock Awards

Name (a)	Award Grant Date (g)	Number of Shares or Units of Stock That Have Not Vested (#) (h)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1) (i)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (k)
Steven P. Jobs	—	—		—	—	—
Totals		—		—
Timothy D. Cook	3/24/2004 12/14/2005	300,000 300,000	(2) (3)	46,041,000 46,041,000	— —	— —

Totals		600,000		92,082,000	—	—
Peter Oppenheimer	3/24/2004 12/14/2005	250,000 200,000	(2) (3)	38,367,500 30,694,000	— —	— —

Totals		450,000		69,061,500	—	—
Ronald B. Johnson	3/24/2004 12/14/2005	250,000 200,000	(2) (3)	38,367,500 30,694,000	— —	— —

Totals		450,000		69,061,500	—	—
Tony Fadell	8/30/2005 2/2/2006	10,000 200,000	(4) (5)	1,534,700 30,694,000	— —	— —

Totals		210,000		32,228,700	—	—

(1)
The dollar amounts shown in Column (i) are determined by multiplying (x) the number of shares or units reported in Column (h) by (y) $153.47 (the closing price of the Company's common stock on September 28, 2007, the last trading day of fiscal year 2007).

(2)
The unvested portion of this restricted stock unit award is scheduled to vest in its entirety on March 24, 2008.

(3)
The unvested portion of this restricted stock unit award is scheduled to vest in its entirety on March 24, 2010.

(4)
The unvested portion of this restricted stock unit award is scheduled to vest in two (2) substantially equal installments on August 30, 2008 and August 30, 2009.

(5)
The unvested portion of this restricted stock unit award is scheduled to vest in two (2) substantially equal installments on March 24, 2008 and March 24, 2010.

Option Exercises and Stock Vested

The following table presents information regarding the exercise of stock options by Named Executive Officers during fiscal year 2007, and on the vesting during fiscal year 2007 of other stock awards previously granted to the Named Executive Officers.

	Option Awards			Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)		Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($)(1) (e)
Steven P. Jobs	120,000	(2)	14,644,800	—	—
Timothy D. Cook	—		—	—	—
Peter Oppenheimer	—		—	—	—
Ronald B. Johnson	600,000		36,614,020	—	—
Tony Fadell	83,313		5,946,344	5,000	681,250

(1)
The dollar amounts shown in Column (c) above for option awards are determined by multiplying (i) the number of shares of the Company's common stock to which the exercise of the option related, by (ii) the difference between the per-share closing price of the Company's common stock on the date of exercise and the exercise price of the options. The dollar amounts shown in Column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, that vested by the per-share closing price of the Company's common stock on the vesting date.

(2)
These shares were acquired by Mr. Jobs on August 13, 2007 through an exercise of stock options granted to him under the 1997 Director Stock Option Plan that were to expire on August 14, 2007. Mr. Jobs has not sold any of the shares acquired in that exercise.

Potential Payments Upon Termination or Change in Control

As noted above, the Company does not have employment agreements with any of its Named Executive Officers, nor does the Company maintain any other plans or arrangements that provide for any Named Executive Officer to receive cash severance or other cash payments in connection with a termination of their employment with the Company and/or a change in control of the Company.

Effective for grants made after April 9, 2007, the Company's 2003 Employee Stock Plan (the "2003 Plan") was amended to eliminate accelerated vesting of outstanding awards in connection with a change in control of the Company. With respect to awards granted under the 2003 Plan prior to that date, such awards, to the extent then outstanding and unvested, will generally become fully vested and, in the case of options, exercisable upon a change in control of the Company, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation of such awards. Any options that become vested in connection with a change in control generally must be exercised prior to the change in control, or they will be canceled in exchange for the right to receive a cash payment in connection with the change in control transaction.

The award agreements evidencing certain grants of restricted stock units to the Company's Named Executive Officers prior to January 1, 2005 generally provide that if, in connection with a change in control of the Company, the executive's employment is terminated by the Company without cause or by the executive for good reason (as those terms are defined in the applicable award agreement), the restricted stock units that are then outstanding and unvested will vest in full.

The following table lists the Named Executive Officers and the estimated amounts they would have become entitled to under the terms of stock option and restricted stock unit awards granted to them under the 2003 Plan prior to April 9, 2007 had a change of control of the Company occurred on September 29,

2007, unless the Compensation Committee had provided for the substitution, assumption, exchange or other continuation of such awards.

Name (a)	Estimated Total Value of Equity Acceleration ($) (b)
Steven P. Jobs	—
Timothy D. Cook	92,082,000
Peter Oppenheimer	69,061,500
Ronald B. Johnson	69,061,500
Tony Fadell	44,580,353

Director Compensation

The following table presents information regarding the compensation paid during fiscal year 2007 to members of the Company's Board of Directors who are not also employees (the "Non-Employee Directors"). The compensation paid to Mr. Jobs, the Company's Chief Executive Officer, is presented above in the Summary Compensation Table and the related explanatory tables.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)(1)(2)(3) (c)	Option Awards ($)(1)(2)(3) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($)(4) (g)	Total ($) (h)
William V. Campbell	50,000	—	476,200	—	—	4,783	530,983
Millard S. Drexler	50,000	—	378,400	—	—	7,462	435,862
Albert A. Gore, Jr.	50,000	—	300,300	—	—	15,245	365,545
Arthur D. Levinson, Ph.D.	50,000	—	448,000	—	—	7,592	505,592
Eric E. Schmidt, Ph.D.	—	—	—	—	—	—	—
Jerome B. York	50,000	—	476,200	—	—	4,724	530,924

(1)
The amounts reported in Columns (c) and (d) of the table above reflect the aggregate dollar amounts recognized for stock awards and option awards, respectively, for financial statement reporting purposes with respect to fiscal year 2007 (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of stock awards and option awards contained in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in Notes to Consolidated Financial Statements at Note 7, "Stock-Based Compensation."

(2)
The following table presents the number of outstanding and unexercised option awards and the number of unvested stock awards held by each of the Non-Employee Directors as of September 29, 2007.

Director	Number of Shares Subject to Outstanding Options as of 9/29/07	Number of Unvested Shares of Restricted Stock as of 9/29/07
William V. Campbell	110,000	—
Millard S. Drexler	190,000	—
Albert A. Gore, Jr.	70,000	—
Arthur D. Levinson, Ph.D.	110,000	—
Eric E. Schmidt, Ph.D.	—	—
Jerome B. York	50,000	—
(3)
As described below, the Company granted each of its Non-Employee Directors (other than Dr. Schmidt) an option to purchase 10,000 shares of the Company's common stock during fiscal year 2007. These grants were made on the anniversary of the director's initial election or appointment to the Board of Directors and had the following fair values on the applicable grant date: Mr. Campbell, $476,200; Mr. Drexler, $378,400; Mr. Gore, $300,300; Dr. Levinson, $448,000; and Mr. York, $476,200. See footnote (1) for the assumptions used to value these awards.

(4)
The amount reported in column (g) above consists solely of one or more of a limited number of free computer systems and/or additional equipment pursuant to the Board of Directors Equipment Program.

Compensation of Directors

The form and amount of director compensation are determined by the Board after a review of recommendations made by the Nominating Committee. The current practice of the Board is to base a substantial portion of a director's annual retainer on equity. Under the Company's 1997 Director Stock Option Plan (the "Director Plan"), the Company's Non-Employee Directors are granted an option to acquire 30,000 shares of the Company's common stock upon their initial election to the Board (an "Initial Option"). Initial Options vest and become exercisable in equal installments on each of the first three anniversaries of the grant date. On the fourth anniversary of a Non-Employee Director's initial election to the Board and on each subsequent anniversary thereafter, the director is granted an option to acquire 10,000 shares of the Company's common stock (an "Annual Option"). Annual Options are fully vested and immediately exercisable on the date of grant.

Upon his initial appointment to the Board on August 29, 2006, Dr. Schmidt declined the annual retainer fee and the automatic stock option grant to purchase 30,000 shares to which new directors are entitled under the Director Plan. Instead, Dr. Schmidt purchased 10,000 shares of the Company's common stock on the open market.

Non-Employee directors also receive a $50,000 annual retainer paid in quarterly installments. Beginning in the 2008 fiscal year, the chairperson of the Audit and Finance Committee will also be entitled to an annual retainer of $25,000, in addition to the annual retainer paid to all non-employee directors. Directors do not receive any additional consideration for serving as a member or chairperson of any other committee. In addition, directors receive up to two free computer systems per year and are eligible to purchase additional equipment at a discount.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members during all of fiscal year 2007. Mr. Campbell formerly served as an officer of the Company and of FileMaker, Inc., a subsidiary of the Company. No other member of the Compensation Committee is or has been a former or current executive officer of the Company, and no member of the Compensation Committee had any relationships requiring disclosure by the Company under the SEC's rules requiring disclosure of certain relationships and related-party transactions. None of the Company's executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended September 29, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information, as of September 29, 2007, concerning shares of common stock authorized for issuance under all of the Company's equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by shareholders	37,597,439	$54.75	74,851,763	(1)
Equity compensation plans not approved by shareholders	12,153,315	$10.38	—

Total equity compensation plans (2)	49,750,754	$43.91	74,851,763

(1)
This number includes 7,025,104 shares of common stock reserved for issuance under the Employee Stock Purchase Plan, 370,000 shares available for issuance under the 1997 Director Stock Option Plan, and 67,456,659 shares available for issuance under the 2003 Employee Stock Plan. The grant of 4,675,000 restricted stock units has been deducted from the number of shares available for future issuance. Shares of restricted stock and restricted stock units granted after April 2005 count against the shares available for grant as two shares for every share granted. This number excludes shares under the 1990 Stock Option Plan that was terminated in 1997. No new options can be granted under the 1990 Stock Option Plan.

(2)
This table does not include 350 shares of common stock underlying options assumed in connection with a prior acquisition of a company that originally granted those options. These assumed options have a weighted average exercise price of $3.42 per share. No additional options may be granted under the assumed plan.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as of September 29, 2007 (the "Table Date") with respect to the beneficial ownership of the Company's common stock by (i) each person the Company believes beneficially holds more than 5% of the outstanding shares of common stock; (ii) each director; (iii) each Named Executive Officer listed in the Summary Compensation Table under the heading "Information Regarding Executive Compensation;" and (iv) all directors and executive officers as a group. On the Table Date, 872,328,972 shares of the Company's common stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of the Company's common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. In addition, unless otherwise indicated, all persons named below can be reached at Apple Inc., 1 Infinite Loop, Cupertino, California 95014.

Security Ownership of 5% Holders, Directors, Nominees and Executive Officers

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)		Percent of Common Stock Outstanding
Fidelity Investments	56,583,870	(2)	6.49%
Steven P. Jobs	5,546,451		*
William V. Campbell	112,900	(3)	*
Timothy D. Cook	13,327	(4)	*
Millard S. Drexler	230,000	(5)	*
Tony Fadell	288,702	(6)	*
Albert A. Gore, Jr.	70,000	(7)	*
Ronald B. Johnson	1,450,620	(8)	*
Arthur D. Levinson	365,015	(9)	*
Peter Oppenheimer	14,873	(10)	*
Eric E. Schmidt	12,284	(11)	*
Jerome B. York	90,000	(12)	*
All current executive officers and directors as a group (14 persons)	8,352,396	(13)	1.00%

(1)
Represents shares of the Company's common stock held and options held by such individuals that were exercisable at the Table Date or within 60 days thereafter. This does not include options or restricted stock units that vest more than 60 days after the Table Date.

(2)
Based on a Form 13G/A filed February 14, 2007 by FMR Corp. FMR Corp. lists its address as 82 Devonshire Street, Boston, MA 02109, in such filing.

(3)
Includes 110,000 shares of the Company's common stock that Mr. Campbell has the right to acquire by exercise of stock options.

(4)
Excludes 600,000 unvested restricted stock units.

(5)
Includes 40,000 shares of the Company's common stock that Mr. Drexler holds indirectly and 190,000 shares of the Company's common stock that Mr. Drexler has the right to acquire by exercise of stock options.

(6)
Includes 275 shares of the Company's common stock that Mr. Fadell holds indirectly, 165,875 shares of the Company's common stock that Mr. Fadell has the right to acquire by exercise of stock options within 60 days after the Table Date, 1,157 shares of the Company's common stock held by Mr. Fadell's spouse, and 117,375 shares of the Company's common stock that Mr. Fadell's spouse has the right to acquire by exercise of stock options within 60 days after the Table Date. Excludes 210,000 unvested restricted stock units held by Mr. Fadell and 40,000 unvested restricted stock units held by Mr. Fadell's spouse.

(7)
Consists of 70,000 shares of the Company's common stock that Mr. Gore has the right to acquire by exercise of stock options.

(8)
Includes 1,300,000 shares of the Company's common stock that Mr. Johnson has the right to acquire by exercise of stock options and excludes 450,000 unvested restricted stock units.

(9)
Includes 2,000 shares of the Company's common stock held by Dr. Levinson's spouse and 110,000 shares of the Company's common stock that Dr. Levinson has the right to acquire by exercise of stock options.

(10)
Excludes 450,000 unvested restricted stock units.

(11)
Consists of 12,284 shares of the Company's common stock that Dr. Schmidt holds indirectly. Dr. Schmidt has declined to participate in the 1997 Director Stock Option Plan.

(12)
Includes 40,000 shares of the Company's common stock that Mr. York holds jointly with his spouse and 50,000 shares of the Company's common stock that Mr. York has the right to acquire by exercise of stock options.

(13)
Includes 2,146,546 shares of the Company's common stock that executive officers or directors have the right to acquire by exercise of stock options and excludes 2,950,000 unvested restricted stock units.

*
Represents less than 1% of the issued and outstanding shares of the Company's common stock on the Table Date.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review, Approval or Ratification of Transactions with Related Persons

The Board of Directors has adopted a written policy for approval of transactions between the Company and its directors, director nominees, executive officers, greater than five percent beneficial owners and their respective immediate family members, where the amount involved in the transaction exceeds or is expected to exceed $120,000 in a single calendar year. A copy of this policy is available on the Company's website at www.apple.com/investor.

The policy provides that the Audit Committee reviews certain transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, the Audit Committee takes into account, among other factors it deems appropriate:

  •
  the related person's interest in the transaction;

  •
  the approximate dollar value of the amount involved in the transaction;

  •
  the approximate dollar value of the amount of the related person's interest in the transaction without regard to the amount of any profit or loss;

  •
  whether the transaction was undertaken in the ordinary course of business of the Company;

  •
  whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to the Company than terms that could have been reached with an unrelated third party;

  •
  the purpose of, and the potential benefits to the Company of, the transaction; and

  •
  any other information regarding the transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

In addition, the Audit Committee has delegated authority to the Chair of the Audit Committee to pre-approve or ratify certain transactions. A summary of any new transactions pre-approved or ratified by the Chair is provided to the full Audit Committee for its review in connection with its next scheduled Audit Committee meeting.

The Audit Committee has considered and adopted standing pre-approvals under the policy for limited transactions with related persons. Pre-approved transactions include:

  •
  employment of executive officers, subject to certain conditions;

  •
  any compensation paid to a director if the compensation is required to be reported in the Company's proxy statement under Item 402 of Regulation S-K promulgated by the SEC;

  •
  any transaction with another company at which a related person's only relationship is as an employee (other than an executive officer or director) or beneficial owner of less than ten percent of that company's equity, if the aggregate amount involved does not exceed the greater of $1,000,000, or two percent of that company's total annual revenue;

  •
  any charitable contribution, grant or endowment by the Company to a charitable organization, foundation or university at which a related person's only relationship is as an employee (other than an executive officer or director), if the aggregate amount involved does not exceed the lesser of $1,000,000, or two percent of the charitable organization's total annual receipts; and

  •
  any transaction where the related person's interest arises solely from the ownership of the Company's common stock and all holders of the Company's common stock received the same benefit on a pro rata basis, such as dividends.

A summary of new transactions covered by the standing pre-approvals described above is provided to the Audit Committee for its review at each regularly scheduled Audit Committee meeting. The related person transactions described below were approved by the Board of Directors before this policy was adopted.

Transactions with Related Persons

  •
  The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of $776,000, $202,000, and $1,100,000 in expenses pursuant to the Reimbursement Agreement during 2007, 2006, and 2005, respectively.

  •
  The Company enters into commercial dealings with The Walt Disney Company, Genentech and Google that it considers arms-length, including sales arrangements and, in the case of Google, licensing agreements and similar arrangements and, in the case of The Walt Disney Company, iTunes Store content licensing agreements and similar agreements. The Company enters into these commercial dealings in the ordinary course of its business. Mr. Jobs is a Director of The Walt Disney Company. Dr. Levinson is the Chief Executive Officer and a Director of Genentech. Dr. Schmidt is the Chief Executive Officer and a Director of Google and Mr. Gore is a Senior Advisor to Google. The Company does not believe that any of Messrs. Jobs or Gore or Drs. Levinson or Schmidt has a material direct or indirect interest in any of such commercial dealings.

  The Board has determined all Board members, excluding Steve Jobs, are independent under the applicable NASDAQ rules. The Board has also determined the members of each committee of the Board are independent under the listing standards of the NASDAQ Global Select Market. In making these determinations, the Board considered, among other things, the types and amounts of the commercial dealings between the Company and the companies and organizations with which the directors are affiliated.

  •
  Tony Fadell's spouse is the Vice President, Human Resources of the Company. She earned $318,467 in salary and $218,750 in bonus during fiscal year 2007 and participates in the Company's equity award and benefit programs. Her compensation is commensurate with that of her peers.

Director Independence

The Board has determined all Board members, excluding Steve Jobs, are independent under the applicable NASDAQ rules. The Board has also determined the members of each committee of the Board are independent under the listing standards of the NASDAQ Global Select Market. In making these determinations, the Board considered, among other things, the types and amounts of the commercial dealings between the Company and the companies and organizations with which the directors are affiliated.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees accrued or paid to the Company's independent registered public accounting firm, KPMG LLP, during fiscal years 2007 and 2006.

Audit and Non-Audit Fees

	2007	2006
Audit Fees (1)	$7,943,900	$7,912,700
Audit-Related Fees (2)	432,000	28,000
Tax Fees (3)	600,400	820,500
All Other Fees	—	—

Total	$8,976,300	$8,761,200

(1)
Audit fees relate to professional services rendered in connection with the audit of the Company's annual financial statements and internal control over financial reporting, quarterly review of financial statements included in the Company's Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings. Fiscal years 2007 and 2006 includes fees incurred in connection with the Special Committee of the Board of Directors' investigation into stock option practices.

(2)
Audit-related fees comprise fees for professional services that are reasonably related to the performance of audit or review of the Company's financial statements.

(3)
The 2007 and 2006 tax fees include $581,200 and $728,600, respectively, for professional services rendered in connection with tax compliance and preparation relating to the Company's expatriate program, tax audits and international tax compliance; and $19,200 and $91,900, respectively, for international tax consulting and planning services. The Company does not engage KPMG to perform personal tax services for its executive officers.

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

Subsequent to the enactment of the Act, the Audit Committee met with KPMG to further understand the provisions of the Act as it relates to auditor independence. KPMG previously rotated the lead audit partner in fiscal year 2005 in compliance with the Act. KPMG also rotated other partners in 2007 and 2006, and will rotate additional partners as appropriate. The Audit Committee will continue to monitor the activities undertaken by KPMG to comply with the Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
Documents filed as part of this report

(1)
All financial statements

(2)
Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(4)
Exhibits required by Item 601 of Regulation S-K

The information required by this item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of November 2007.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEVEN P. JOBS STEVEN P. JOBS	Chief Executive Officer and Director (Principal Executive Officer)	November 15, 2007
/s/ PETER OPPENHEIMER PETER OPPENHEIMER	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 15, 2007
/s/ WILLIAM V. CAMPBELL WILLIAM V. CAMPBELL	Director	November 15, 2007
/s/ MILLARD S. DREXLER MILLARD S. DREXLER	Director	November 15, 2007
/s/ ALBERT GORE, JR. ALBERT GORE, JR.	Director	November 15, 2007
/s/ ARTHUR D. LEVINSON ARTHUR D. LEVINSON	Director	November 15, 2007
/s/ ERIC E. SCHMIDT ERIC E. SCHMIDT	Director	November 15, 2007
/s/ JEROME B. YORK JEROME B. YORK	Director	November 15, 2007

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88
3.2	Certificate of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00
3.3	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05
3.4	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of the Registrant.	10-K	9/26/97
3.5**	By-Laws of the Registrant, as amended through November 13, 2007.
10.1*	1990 Stock Option Plan, as amended through November 5, 1997.	10-Q	12/26/97
10.2*	Employee Stock Purchase Plan, as amended through May 10, 2007.	8-K	5/16/07
10.3*	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97
10.4*	NeXT Computer, Inc. 1990 Stock Option Plan, as amended.	S-8	3/21/97
10.5*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02
10.6*	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07
10.7*	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07
10.8*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02
10.9*	Form of Restricted Stock Unit Award Agreement.	10-Q	3/27/04
10.10*	Alternative Form of Restricted Stock Unit Award Agreement.	10-K	9/24/05
10.11*	Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05
10.12*	Form of Election to Satisfy Tax Withholding with Stock.	8-K	8/15/05
10.13*	Form of Option Agreements.	10-K	9/24/05
10.14*	Consulting Agreement dated as of April 17, 2006 by and between the Registrant and J.R. Ruby Consulting Corp.	10-Q	7/1/06
10.15**	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.
14.1	Code of Ethics of the Registrant.	10-K	9/27/03
21**	Subsidiaries of the Registrant.
23.1**	Consent of Independent Registered Public Accounting Firm.
24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1**	Rule13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2**	Rule13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*
Indicates management contract or compensatory plan or arrangement.

**
Filed herewith.

***
Furnished herewith.

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
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
  Item 9B. Other Information
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
Audit and Non-Audit Fees
PART IV
SIGNATURES
Power of Attorney
EXHIBIT INDEX