Form 10-Q
period 2007-12-29
APPLE INC
filed 2008-02-01
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

or

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

878,875,671 shares of common stock issued and outstanding as of January 18, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended
	December 29, 2007	December 30, 2006
Net sales	$9,608	$7,115
Cost of sales (1)	6,276	4,895

Gross margin	3,332	2,220

Operating expenses:
Research and development (1)	246	184
Selling, general, and administrative (1)	960	714

Total operating expenses	1,206	898

Operating income	2,126	1,322
Other income and expense	200	126

Income before provision for income taxes	2,326	1,448
Provision for income taxes	745	444

Net income	$1,581	$1,004

Earnings per common share:
Basic	$1.81	$1.17
Diluted	$1.76	$1.14
Shares used in computing earnings per share (in thousands):
Basic	875,860	857,691
Diluted	900,054	883,297

(1) Includes stock-based compensation expense as follows:
Cost of sales	$18	$6
Research and development	$39	$16
Selling, general, and administrative	$53	$24

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	December 29, 2007	September 29, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$9,162	$9,352
Short-term investments	9,286	6,034
Accounts receivable, less allowances of $45 and $47, respectively	1,939	1,637
Inventories	459	346
Deferred tax assets	993	782
Other current assets	4,350	3,805

Total current assets	26,189	21,956
Property, plant and equipment, net	1,870	1,832
Goodwill	38	38
Acquired intangible assets, net	311	299
Other assets	1,631	1,222

Total assets	$30,039	$25,347

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,366	$4,970
Accrued expenses	5,169	4,329

Total current liabilities	10,535	9,299
Non-current liabilities	2,700	1,516

Total liabilities	13,235	10,815

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 878,628,867 and 872,328,972 shares issued and outstanding, respectively	6,046	5,368
Retained earnings	10,684	9,101
Accumulated other comprehensive income	74	63

Total shareholders’ equity	16,804	14,532

Total liabilities and shareholders’ equity	$30,039	$25,347

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	December 29, 2007	December 30, 2006
Cash and cash equivalents, beginning of the period	$9,352	$6,392

Operating Activities:
Net income	1,581	1,004
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	106	74
Stock-based compensation expense	110	46
Provision for deferred income taxes	22	73
Loss on disposition of property, plant, and equipment	14	5
Changes in operating assets and liabilities:
Accounts receivable, net	(302)	(369)
Inventories	(113)	(33)
Other current assets	(550)	36
Other assets	(253)	28
Accounts payable	484	495
Deferred revenue	1,048	199
Other liabilities	640	255

Cash generated by operating activities	2,787	1,813

Investing Activities:
Purchases of short-term investments	(6,127)	(2,581)
Proceeds from maturities of short-term investments	2,129	934
Proceeds from sales of investments	758	655
Purchases of long-term investments	(9)	—
Payment for acquisition of property, plant, and equipment	(224)	(142)
Payment for acquisition of intangible assets	(8)	(115)
Other	19	15

Cash used in investing activities	(3,462)	(1,234)

Financing Activities:
Proceeds from issuance of common stock	179	101
Excess tax benefits from stock-based compensation	315	87
Cash used to net share settle equity awards	(9)	—

Cash generated by financing activities	485	188

(Decrease) increase in cash and cash equivalents	(190)	767

Cash and cash equivalents, end of the period	$9,162	$7,159

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$251	$114

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) design, manufacture, and market personal computers, portable digital music players, and mobile communication devices and sells a variety of related software, services, peripherals, and networking solutions. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers.

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

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual Consolidated Financial Statements and the notes thereto for the fiscal year ended September 29, 2007, included in its Annual Report on Form 10-K (the “2007 Form 10-K”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended
	December 29, 2007	December 30, 2006
Numerator (in millions):
Net income	$1,581	$1,004

Denominator:
Weighted-average shares outstanding	875,860	857,691
Effect of dilutive securities	24,194	25,606

Denominator for diluted earnings per share	900,054	883,297

Basic earnings per share	$1.81	$1.17

Diluted earnings per share	$1.76	$1.14

Potentially dilutive securities representing approximately 7.6 million and 13.9 million shares of common stock for the quarter ended December 29, 2007 and December 30, 2006, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on the reversal of previously recognized tax positions, balance sheet classification, accounting for interest and penalties associated with tax positions, and income tax disclosures. See Note 4, “Income Taxes” of this Form 10-Q for additional information, including the effects of adoption on the Company’s Condensed Consolidated Financial Statements.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments (in millions):

	December 29, 2007	September 29, 2007
Cash	$336	$256

U.S. Treasury and Agency Securities	1,332	670
U.S. Corporate Securities	4,788	5,597
Foreign Securities	2,706	2,829

Total cash equivalents	8,826	9,096

U.S. Treasury and Agency Securities	981	358
U.S. Corporate Securities	6,626	4,718
Foreign Securities	1,679	958

Total short-term investments	9,286	6,034

Total cash, cash equivalents, and short-term investments	$18,448	$15,386

The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper issued by foreign companies and certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. As of December 29, 2007 and September 29, 2007, approximately $1.9 billion of the Company’s short-term investments had underlying maturities ranging from one to five years. The remaining short-term investments had maturities less than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first quarter of 2008 or 2007 related to such sales.

The gross unrealized losses on the Company’s investment portfolio were $18 million and $13 million as of December 29, 2007 and September 29, 2007, respectively. The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities were caused primarily by changes in interest rates, specifically, widening credit spreads. The Company typically invests in highly-rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. During the three-month periods ended December 29, 2007 and December 30, 2006, the Company did not recognize any material impairment charges on outstanding securities.

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

As of December 29, 2007, the Company had a net deferred gain associated with cash flow hedges of approximately $4 million, net of taxes, all of which is expected to be reclassified to earnings by the end of the third quarter of 2008. As of the end of the first quarter of 2008, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of 2007.

Note 3 – Condensed Consolidated Financial Statement Details (in millions)

Other Current Assets

	December 29, 2007	September 29, 2007
Vendor non-trade receivables	$2,483	$2,392
NAND flash memory prepayments	417	417
Other current assets	1,450	996

Total other current assets	$4,350	$3,805

Property, Plant, and Equipment

	December 29, 2007	September 29, 2007
Land and buildings	$774	$762
Machinery, equipment, and internal-use software	1,003	954
Office furniture and equipment	110	106
Leasehold improvements	1,044	1,019

	2,931	2,841
Accumulated depreciation and amortization	(1,061)	(1,009)

Net property, plant, and equipment	$1,870	$1,832

Other Assets

	December 29, 2007	September 29, 2007
Long-term NAND flash memory prepayments	$583	$625
Non-current deferred tax assets	190	88
Capitalized software development costs, net	77	83
Other assets	781	426

Total other assets	$1,631	$1,222

Accrued Expenses

	December 29, 2007	September 29, 2007
Deferred revenue - current	$2,095	$1,410
Deferred margin on component sales	757	545
Other accrued tax liabilities	57	488
Accrued marketing and distribution	328	288
Accrued compensation and employee benefits	217	254
Accrued warranty and related costs	237	230
Other current liabilities	1,478	1,114

Total accrued expenses	$5,169	$4,329

Non-Current Liabilities

	December 29, 2007	September 29, 2007
Deferred revenue - non-current	$1,193	$830
Deferred tax liabilities	780	619
Other non-current liabilities	727	67

Total non-current liabilities	$2,700	$1,516

Note 4 – Income Taxes

In the first quarter of 2008, the Company adopted the provisions of FIN 48. Upon adoption of FIN 48, the Company’s cumulative effect of a change in accounting principle resulted in an increase to retained earnings of $11 million. The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities. Beginning with the adoption of FIN 48 the Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the Condensed Consolidated Balance Sheet. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $475 million, of which $209 million, if recognized, would affect the Company’s effective tax rate. As of December 29, 2007, the total amount of gross unrecognized tax benefits was $447 million, of which $192 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits was classified as non-current liabilities in the Condensed Consolidated Balance Sheet.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48. As of the date of adoption, the Company had accrued $203 million for the gross interest and penalties relating to unrecognized tax benefits. As of December 29, 2007, the total amount of gross interest and penalties accrued was $213 million, which is classified as non-current liabilities in the Condensed Consolidated Balance Sheet.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2002 are closed. The years 2002-2003 have been examined by the Internal Revenue Service (“IRS”) and disputed issues will be taken to administrative appeals. The IRS is currently examining the 2004-2006 years. In major state jurisdictions and major foreign jurisdictions, the years subsequent to 1988 and 2000, respectively, generally remain open and could be subject to examination by the taxing authorities.

Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three-month periods ended December 29, 2007 and December 30, 2006 (in millions):

	Three Months Ended
	December 29, 2007	December 30, 2006
Net income	$1,581	$1,004
Other comprehensive income:
Change in unrealized gains/losses on derivative instruments	4	(7)
Change in foreign currency translation	7	8

Total comprehensive income	$1,592	$1,005

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three-month periods ended December 29, 2007 and December 30, 2006 (in millions):

	Three Months Ended
	December 29, 2007	December 30, 2006
Change in fair value of derivatives	$4	$(3)
Adjustment for net losses realized and included in net income	—	(4)

Change in unrealized gains/losses on derivative instruments	$4	$(7)

The following table summarizes the components of accumulated other comprehensive income, net of taxes (in millions):

	December 29, 2007	September 29, 2007
Unrealized gains on derivative instruments	$4	$—
Cumulative foreign currency translation	77	70
Net unrealized losses on available-for-sale securities	(7)	(7)

Accumulated other comprehensive income	$74	$63

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards. As of December 29, 2007, approximately 55.6 million shares were reserved for future issuance under the 2003 Plan.

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

1997 Director Stock Option Plan

In August 1997, the Company’s Board of Directors adopted a Director Stock Option Plan (the “Director Plan”) for non-employee directors of the Company, which was approved by shareholders in 1998. Pursuant to the Director Plan, the Company’s non-employee directors are granted an option to acquire 30,000 shares of common stock upon their initial election to the Board (“Initial Options”). The Initial Options vest and become exercisable in three equal annual installments on each of the first through third anniversaries of the grant date. On the fourth anniversary of a non-employee director’s initial election to the Board and on each subsequent anniversary thereafter, the director will be entitled to receive an option to acquire 10,000 shares of common stock (“Annual Options”). Annual Options are fully vested and immediately exercisable on their date of grant. As of December 29, 2007, approximately 370,000 shares were reserved for future issuance under the Director Plan.

Rule 10b5-1 Trading Plans

Certain of the Company’s officers, including Mr. Timothy D. Cook, Mr. Daniel Cooperman, Mr. Jonathan Ive, Mr. Peter Oppenheimer, Mr. Philip W. Schiller, and Dr. Bertrand Serlet, have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized to be purchased in any calendar year is limited to a total of 3 million shares. As of December 29, 2007, approximately 6.6 million shares were reserved for future issuance under the Purchase Plan.

Restricted Stock Units

The Company’s Board of Directors has granted RSUs to members of the Company’s executive management team, excluding its Chief Executive Officer (“CEO”), as well as various employees within the Company. These RSUs generally vest over four years either at the end of the four-year service period, in two equal installments on the second and fourth anniversaries of the date of grant, or in equal installments on each of the first through fourth anniversaries of the grant date. Upon vesting, the RSUs are generally net share settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period. The RSUs have been reflected in the calculation of diluted earnings per share utilizing the treasury stock method.

Stock Option Activity

A summary of the Company’s stock option activity and related information for the three months ended December 29, 2007 is set forth in the following table (stock option amounts and aggregate intrinsic value are presented in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 29, 2007	67,827	49,751	$43.91
Restricted stock units granted	(5,700)	—	$—
Options granted	(7,018)	7,018	$173.73
Options cancelled	316	(316)	$78.72
Restricted stock units cancelled	513	—	$—
Options exercised	—	(5,600)	$24.97
Plan shares expired	(2)	—	$—

Balance at December 29, 2007	55,936	50,853	$63.70	4.74	$6,922,692

Exercisable at December 29, 2007		24,649	$25.30	3.66	$4,301,874
Expected to Vest after December 29, 2007		24,793	$99.81	5.76	$2,479,727

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options at time of exercise was $887 million and $291 million for the three months ended December 29, 2007 and December 30, 2006, respectively.

The Company recognized $110 million and $46 million of stock-based compensation expense for the three months ended December 29, 2007 and December 30, 2006, respectively. Capitalized stock-based compensation costs were $8 million as of December 29, 2007. There were no stock-based compensation costs capitalized as of December 30, 2006. The income tax benefit related to stock-based compensation expense was $34 million and $14 million for the three months ended December 29, 2007 and December 30, 2006, respectively. As of December 29, 2007, the total unrecognized compensation cost related to stock options and RSUs expected to vest was $1.4 billion and is expected to be recognized over a weighted-average period of 3.35 years.

As of December 29, 2007, the Company had 7 million RSUs outstanding with a total grant-date fair value of $702 million that were excluded from the options outstanding balances in the preceding table. The weighted-average grant date fair value of RSUs granted during the three months ended December 29, 2007 and December 30, 2006, was $174.90 per share and $86.67 per share, respectively. The aggregate intrinsic value of RSUs was $1.41 billion as of December 29, 2007. RSUs that vested during the three months ended December 29, 2007 totaled approximately 228,000 and had a fair value of $43 million as of the vesting date. No RSUs vested during the three months ended December 30, 2006. Shares of RSUs granted after April 2005 have been deducted from the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs granted.

SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to calculate the fair value of stock-based awards. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the BSM option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period.

The weighted average assumptions used for the three-months ended December 29, 2007 and December 30, 2006 and the resulting estimates of weighted-average fair value per share of options granted and for stock purchases during those periods are as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
Expected life of stock options	3.41 years	3.46 years
Expected life of stock purchases	6 months	6 months
Interest rate - stock options	3.63%	4.63%
Interest rate - stock purchases	4.98%	5.28%
Volatility - stock options	45.80%	37.80%
Volatility - stock purchases	30.92%	40.71%
Dividend yields	—	—

Weighted-average fair value of options granted during the period	$64.22	$29.84
Weighted-average fair value of stock purchases during the period	$28.36	$14.92

Note 6 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are for terms of 3 to 15 years and generally provide renewal options for terms of 3 to 7 additional years. Leases for retail space are generally for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 29, 2007, the Company’s total future minimum lease payments under noncancelable operating leases were $1.4 billion, of which $1.1 billion related to leases for retail space. As of December 29, 2007, total future minimum lease payments related to leases for retail space increased $54 million to $1.2 billion.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended December 29, 2007 and December 30, 2006 (in millions):

	Three Months Ended
	December 29, 2007	December 30, 2006
Beginning accrued warranty and related costs	$230	$284
Cost of warranty claims	(80)	(54)
Accruals for product warranties	87	58

Ending accrued warranty and related costs	$237	$288

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either December 29, 2007 or September 29, 2007.

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain liquid crystal displays (“LCDs”), certain optical drives, and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources, which subjects the Company to supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to, NAND flash memory, DRAM memory, and certain LCDs, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of critical components at favorable pricing, and there is no guarantee that the Company will be able to extend or renew these agreements when they expire. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can adversely affect gross margins and operating margins. In addition, the Company uses some components that are not common to the rest of the global personal computer, consumer electronics and mobile communication industries, and new products introduced by the Company often utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. If the supply of a key single-sourced component to the Company were to be delayed or curtailed, or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company’s ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. Finally, significant portions of the Company’s CPUs, iPods, iPhones, logic boards, and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company’s outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company’s key products, including but not limited to, assembly of most of the Company’s portable Mac computers, iPods, and iPhones. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments.

Long-Term Supply Agreements

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. The Company utilized $250 million of the prepayment as of December 29, 2007.

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

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have been passed in several jurisdictions in which the Company operates including various countries within Europe and Asia, certain Canadian provinces and certain states within the U.S. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company’s financial condition or operating results.

Note 7 – Segment Information and Geographic Data

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific, Retail, and FileMaker operations. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail operations. Other operating segments include Asia-Pacific, which encompasses Australia and Asia except for Japan, and the Company’s FileMaker, Inc. subsidiary. The Americas, Europe, and Japan reportable segments exclude activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, the U.K. and Italy. Each reportable operating segment provides similar hardware and software products and similar services to the same types of customers. The accounting policies are the same as those described in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2007 Form 10-K.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers, and net sales for the Retail segment are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $75 million and $36 million during the first quarters of 2008 and 2007, respectively.

From the establishment of the Retail segment in fiscal 2001 through the quarter ended March 31, 2007, Company management assessed the segment’s operating performance differently from the Company’s geographic operating segments because the Company’s Retail initiative was an unproven concept at inception. Having operated the Company’s Retail stores successfully for more than six years, management believes its Retail initiative is a proven concept that will continue to be an integral element of the Company’s distribution and marketing strategies. Additionally, the Company expects sales of iPhone by the Company’s geographic and Retail operating segments to continue to generate significant levels of deferred revenue and deferred cost of sales over time. In consideration of these factors, management has determined that beginning with the third quarter of 2007, aligning measurements for the performance of the Retail segment with those used for the Company’s geographic operating segments provides greater comparability with those segments and allows for a more meaningful assessment of the Retail segment’s operating results. The Company has reclassified prior period operating segment results to reflect these changes in the measurement of the operating results for the Retail segment, along with the corresponding offsetting impact to the Company’s other operating segments. For further discussion of this reclassification please refer to Note 9, “Segment Information and Geographic Data” in the Notes to Consolidated Financial Statements in the Company’s 2007 Form 10-K.

The Company has certain stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of nine high-profile stores as of December 29, 2007. Expenses allocated to corporate marketing resulting from the operations of high-profile stores were $11 million and $10 million in the first quarters of 2008 and 2007, respectively.

Summary information by operating segment is as follows (in millions):

	Three Months Ended
	December 29, 2007	December 30, 2006
Americas:
Net sales	$4,298	$3,521
Operating income	$1,173	$928
Europe:
Net sales	$2,471	$1,712
Operating income	$760	$390
Japan:
Net sales	$400	$285
Operating income	$108	$55
Retail:
Net sales	$1,701	$1,115
Operating income	$405	$259
Other Segments (a):
Net sales	$738	$482
Operating income	$199	$99

(a)	Other Segments consist of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Financial Statements is as follows (in millions):

	Three Months Ended
	December 29, 2007	December 30, 2006
Segment operating income	$2,645	$1,731
Stock-based compensation expense	(110)	(46)
Other corporate expenses, net (a)	(409)	(363)

Total operating income	$2,126	$1,322

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment.

Note 8 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of $550,000 and $204,000 in expenses pursuant to the Reimbursement Agreement during the first quarter of 2008 and 2007, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors.” The following discussion should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K (the “2007 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.apple.com/investor when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Executive Overview

The Company designs, manufactures, and markets personal computers, portable digital music players, and mobile communication devices and sells a variety of related software, services, peripherals, and networking solutions. The Company’s products and services include the Mac® line of desktop and portable computers, the iPod® line of portable digital music players, iPhoneTM, Apple TV®, Xserve® and Xserve RAID, a portfolio of consumer and professional software applications, the Mac OS® X operating system, third-party digital content through the iTunes Store™, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers. A further description of the Company’s products may be found below under the heading “Products” and Part II, Item 1A, “Risk Factors,” as well as in Part I, Item 1, “Business,” of the Company’s 2007 Form 10-K.

The Company is focused on providing innovative products and solutions to professional, consumer, and education customers that greatly enhance their evolving digital lifestyles. The product attributes that enable this enhanced functionality include high-quality user interfaces, the ability to run complex applications, access to relatively inexpensive storage, and the ability to connect easily to a wide variety of digital content, digital devices, and the Internet. The growing prevalence and complexity of digital content and digital devices such as iPods, iPhone, video and still cameras, televisions, and personal digital assistants require increasingly sophisticated and integrated software applications.

The Company is the only participant in the personal computer and consumer electronics industries that controls the design and development of the entire personal computer, including the hardware, operating system, and sophisticated software applications, as well as the design and development of portable digital music players, mobile communication devices, and a variety of products and solutions for obtaining and enjoying digital content. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle products and solutions, which are further enhanced by the Company’s emphasis on ease-of-use and creative industrial designs.

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

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Mac computers, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 204 stores open as of December 29, 2007.

The Company also staffs selected third-party stores with the Company’s own employees to improve the buying experience through reseller channels. The Company has deployed Apple employees and contractors in reseller locations around the world including the U.S., Canada, Europe, Japan, Asia, Latin America and Australia. The Company also sells to customers directly through its online stores around the world, as well to government, education and enterprise customers through the Company’s direct sales force.

To improve access to the iPod product family, the Company has significantly expanded the number of distribution points where iPods are sold. iPods can be purchased in certain department stores, member-only warehouse stores, large retail chains, and specialty retail stores, as well as through the channels for Mac distribution listed above.

The Company began shipping iPhone in the U.S. during the third quarter of 2007 and in the U.K., Germany and France during the first quarter of 2008. AT&T Mobility LLC (“AT&T”), O2 Limited (“O2”), T-Mobile International AG & Co. KG (“T-Mobile”), and France Telecom (“Orange”) are the exclusive cellular network carriers for iPhone in the U.S., U.K., Germany, and France, respectively. iPhone is distributed through the Company and its exclusive cellular network carriers’ distribution channels.

Products

The Company offers a range of personal computing products including desktop and portable personal computers, related devices and peripherals, and various third-party hardware and software products. In addition, the Company offers software products including Mac OS X, the Company’s proprietary operating system software for the Mac; server software and related solutions; professional application software; and consumer, education and business oriented application software. Mac OS X Leopard is the sixth major release of Mac OS X and became available in October 2007. The Company also designs, develops and markets to Mac and Windows users its family of iPod digital music players and its iPhone mobile communication device, along with related accessories and services including the online distribution of third-party content through the Company’s iTunes Store.

In January 2008, the Company announced MacBook® Air, an ultra-slim notebook computer that measures 0.16-inches at its thinnest point and 0.76-inches at its maximum height. The MacBook Air includes a 13.3-inch LED-backlit widescreen display, a full-size and backlit keyboard, a built-in iSight® video camera, a trackpad with Multi-TouchTM gesture support, and AirPort Extreme® 802.11n Wi-Fi networking.

In January 2008, the Company also announced iTunes® Movie Rentals, an online movie rental service that allows customers to rent movies from the iTunes Store. Rented movies can be watched on Macs, Windows-based computers, all current generation video-enabled iPods, iPhone and through Apple TV.

A detailed discussion of the Company’s other products may be found in Part I, Item 1, “Business,” of the Company’s 2007 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its Condensed Consolidated Financial Statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2007 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and inventory purchase commitments, warranty costs, stock-based compensation, income taxes, and legal and other contingencies. Management considers these critical policies because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, music products, digital content, peripherals, and service and support contracts. The Company recognizes revenue for software products (operating system software and applications software), or any product that is considered to be software-related in accordance with the guidance in Emerging Issues Task Force (“EITF”) No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-software Deliverables in an Arrangement Containing More-Than-Incidental Software, (e.g., Mac computers, iPod portable digital music players and iPhone) pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. For products that are not software or software-related, (e.g., digital content sold on the iTunes Store and certain Mac, iPod and iPhone supplies and accessories) the Company recognizes revenue pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

For both Apple TV and iPhone, the Company indicated it may from time-to-time provide future unspecified features and additional software products free of charge to customers. Therefore, sales of Apple TV and iPhone handsets are recognized under subscription accounting in accordance with SOP No. 97-2. The Company recognizes the associated revenue and cost of goods sold on a straight-line basis over the currently estimated 24-month economic lives of these products with any loss recognized at the time of sale. Costs incurred by the Company for engineering, sales, marketing and warranty are expensed as incurred.

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end-user rebates, and other sales programs and volume-based incentives. For transactions involving price protection, the Company recognizes revenue net of the estimated amount to be refunded, provided the refund amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. The Company’s policy requires that if refunds cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the price protection lapses. For customer incentive programs, the estimated cost of these programs is recognized at the later of the date at which the Company has sold the product or the date at which the program is offered. The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience. Future market conditions and product transitions may require the Company to increase customer incentive programs and incur incremental price protection obligations that could result in additional reductions to revenue at the time such programs are offered. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, the Company would be required to record additional reductions to revenue, which would have a negative impact on the Company’s results of operations.

Allowance for Doubtful Accounts

The Company distributes its products through third-party distributors and resellers and directly to certain education, consumer, and enterprise customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company’s direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company’s distribution and retail channel partners.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period. The BSM model requires various judgmental assumptions including expected volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Effective at the beginning of 2008, the Company adopted Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. Further information may be found in Note 4, “Income Taxes” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that all or part of the net deferred tax assets are determined not to be realizable in the future, an adjustment to the valuation allowance would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of FIN 48 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 6, “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable in accordance with SFAS No. 5, Accounting for Contingencies. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Net Sales

Net sales and Mac unit sales by operating segment and net sales and unit sales by product follow (net sales in millions and unit sales in thousands):

	Three Months Ended
	December 29, 2007	December 30, 2006	Change
Net Sales by Operating Segment (a):
Americas net sales	$4,298	$3,521	22%
Europe net sales	2,471	1,712	44%
Japan net sales	400	285	40%
Retail net sales	1,701	1,115	53%
Other Segments net sales (b)	738	482	53%

Total net sales	$9,608	$7,115	35%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	841	625	35%
Europe Macintosh unit sales	705	491	44%
Japan Macintosh unit sales	91	70	30%
Retail Macintosh unit sales	504	308	64%
Other Segments Macintosh unit sales (b)	178	112	59%

Total Macintosh unit sales	2,319	1,606	44%

Net Sales by Product:
Desktops (c)	$1,515	$955	59%
Portables (d)	2,037	1,455	40%

Total Macintosh net sales	3,552	2,410	47%
iPod	3,997	3,427	17%
Other music related products and services (e)	808	634	27%
iPhone and related products and services (f)	241	—	NM
Peripherals and other hardware (g)	382	297	29%
Software, service, and other sales (h)	628	347	81%

Total net sales	$9,608	$7,115	35%

Unit Sales by Product:
Desktops (c)	977	637	53%
Portables (d)	1,342	969	38%

Total Macintosh unit sales	2,319	1,606	44%

Net sales per Macintosh unit sold (i)	$1,532	$1,501	2%

iPod unit sales	22,121	21,066	5%

Net sales per iPod unit sold (j)	$181	$163	11%

iPhone unit sales	2,315	—	NM

(a)

During the third quarter of 2007, the Company revised the way it measures the Retail Segment’s operating results to a manner that is generally consistent with the Company’s other operating segments. Prior period results have been reclassified to reflect this change to the Retail Segment’s operating results along with the corresponding offsets to the other operating segments. Further information regarding the Company’s operating segments may be found in Notes to Condensed Consolidated Financial Statements at Note 7, “Segment Information and Geographic Data.”

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

Net sales during the first quarter of 2008 increased $2.5 billion or 35% from the first quarter of 2007. Several factors contributed to this increase, including the following:

•

Mac net sales increased $1.1 billion or 47% during the first quarter of 2008 compared to the first quarter of 2007. Mac unit sales increased by 713,000 units or 44% during the first quarter of 2008 compared to the same period in 2007, which exceeded the estimated growth rate of the overall personal computer industry during that timeframe. Net sales and unit sales of the Company’s desktop systems grew sharply by 59% and 53%, respectively. This growth was primarily attributable to the updated iMac introduced in August 2007, net sales and unit sales of which were higher in all of the Company’s reportable operating segments. Performance of the Company’s portable products was also strong across the Company’s reportable operating segments with net sales and unit sales increasing 40% and 38%, respectively, during the first quarter of 2008 compared to the first quarter of 2007.

•

Net sales of iPods increased $570 million or 17% during the first quarter of 2008 compared to the first quarter of 2007. iPod unit sales totaled 22 million in the first quarter of 2008, which represents an increase of 5% over the 21 million iPod units sold in the first quarter of 2007. While international iPod unit sales generated double-digit growth and year-over-year market share gains in the current quarter, iPod unit sales and market share in the U.S. remained relatively consistent with the year-ago quarter. Net sales per iPod unit sold increased 11% from $163 in the first quarter of 2007 to $181 in the first quarter of 2008 primarily resulting from a shift in product mix toward higher-priced iPods.

•

Net sales of iPhone and related products and services were $241 million in the first quarter of 2008 with iPhone handset unit sales totaling 2.3 million. Sales of iPhone expanded beyond the U.S. to the U.K., Germany, and France during the current quarter. iPhone net sales include the portion of handset revenue recognized in accordance with subscription accounting over the product’s 24-month estimated economic life, as well as revenue from sales of iPhone accessories and carrier agreements.

•

Net sales of other music related products and services increased $174 million or 27% during the first quarter of 2008 compared to the first quarter of 2007, primarily due to increased net sales from the iTunes Store. The Company believes this success is the result of growth in the iPod installed base, heightened consumer interest in downloading digital content, as well as the expansion of third-party audio and video content available for sale via the iTunes Store.

•

Net sales of peripherals and other hardware increased $85 million or 29% during the first quarter of 2008 compared to the first quarter of 2007 primarily due to an increase in sales of wireless networking products and other hardware accessories, including printers and scanners.

•

Net sales of software, service, and other sales rose $281 million or 81% during the first quarter of 2008 compared to the first quarter of 2007. This growth was largely driven by strong demand for Mac OS X Leopard, which was released in the first quarter of 2008, increased net sales of AppleCare Protection Plan (“APP”) extended service and support contracts, and increased sales of iLife, iWork and other Apple branded and third-party software products.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, the U.K. and Italy. Each reportable segment provides similar hardware and software products and similar services to the same types of customers.

Americas

Net sales in the Americas segment during the first quarter of 2008 increased $777 million or 22% compared to the first quarter of 2007, while Mac unit sales increased 35% year-over-year. The increase in net sales is primarily attributable to higher sales of iMacs and Mac portable systems, Mac OS X Leopard and other software, and sales from the iTunes Store. During the first quarters of 2008 and 2007, the Americas segment represented 45% and 49%, respectively, of the Company’s total net sales.

Europe

Net sales in Europe increased $759 million or 44% during the first quarter of 2008 as compared to the same quarter in 2007. Total Mac unit sales in Europe increased 44% on a year-over-year basis. These increases were mainly a result of strong growth in net sales of iMacs and Mac portable systems, iPods, Mac OS X Leopard and other software, and sales from the iTunes Store. A weaker U.S. dollar also contributed to the increase in net sales.

Japan

Japan’s net sales and unit sales increased 40% and 30%, respectively, during the first quarter of 2008 compared to the same quarter in 2007. The $115 million increase in net sales was primarily driven by strong sales of iPods and iMac, as well as the decline in the value of the U.S. dollar.

Retail

Retail revenue grew by 53% year-over-year primarily due to a 64% increase in Mac unit sales, as well as higher sales of iPod and strong sales of iPhone. The Company opened seven new retail stores during the first quarter of 2008, ending the quarter with 204 stores open compared to 170 stores at the end of the first quarter of 2007. With an average of 201 stores open during the first quarter of 2008, average revenue per store was $8.5 million, compared to $6.6 million in the first quarter of 2007.

The Retail segment reported operating income of $405 million during the first quarter of 2008 compared to operating income of $259 million during the first quarter of 2007. The increased operating income in the first quarter of 2008 was attributable to higher sales and an increase in gross margin percentage due to favorable standard costs experienced by the Company overall, partially offset by increased spending on store remodeling and personnel.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since its inception totaled $1.1 billion through the end of the first quarter of 2008. As of December 29, 2007, the Retail segment had approximately 11,400 full-time equivalent employees and had outstanding lease commitments associated with retail space of $1.2 billion. The Company would incur substantial costs if it were to close multiple retail stores. Such costs could adversely affect the Company’s financial condition and operating results.

Other Segments

The Company’s Other Segments, which consist of its Asia Pacific and FileMaker operations, experienced an increase in net sales of $256 million, or 53% during the first quarter of 2008 as compared to the same quarter in 2007. This increase related primarily to strong growth in sales of both Mac desktop and portable products, as well as strong growth in iPod sales in the Company’s Asia Pacific region.

Gross Margin

Gross margin for the three months ended December 29, 2007 and December 30, 2006 was as follows (in millions, except gross margin percentages):

	Three Months Ended
	December 29, 2007	December 30, 2006
Net sales	$9,608	$7,115
Cost of sales	6,276	4,895

Gross margin	$3,332	$2,220

Gross margin percentage	34.7%	31.2%

Gross margin percentage for the first quarter of 2008 was 34.7% compared to 31.2% for the first quarter of 2007. The year-over-year increase in gross margin percentage during the first quarter of 2008 was primarily due to higher software sales, favorable costs of certain commodity components, favorable product mix, a weaker U.S. dollar and higher overall revenue resulting in more effective leverage on fixed production costs.

The Company expects its gross margin percentage to decrease in the second quarter of 2008 from the first quarter of 2008. The decrease in gross margin percentage is expected mainly from a decline in software sales as Mac OS X Leopard enters its second quarter and reduced leverage on fixed production costs due to expected seasonally lower revenue following the holiday season.

The foregoing statements regarding the Company’s expected gross margin percentage are forward-looking and could differ from anticipated levels because of several factors, including certain of those set forth below in Part II, Item 1A, “Risk Factors.” There can be no assurance that current gross margin percentage will be maintained or targeted gross margin percentage levels will be achieved. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, potential increases in the cost and availability of components and outside manufacturing services, and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to these competitive pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company’s ability to effectively manage product quality and warranty costs and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three months ended December 29, 2007 and December 30, 2006 were as follows (in millions, except for percentages):

	Three Months Ended
	December 29, 2007	December 30, 2006
Research and development	$246	$184
Percentage of net sales	3%	3%
Selling, general, and administrative expenses	$960	$714
Percentage of net sales	10%	10%

Research and Development (“R&D”)

Expenditures for R&D increased 34% or $62 million to $246 million in the first quarter of 2008 compared to $184 million in the first quarter of 2007 primarily due to an increase in R&D headcount in the current year to support expanded R&D activities. Although total R&D expense increased 34%, it remained flat at 3% of net sales given the 35% increase in revenue in the first quarter of 2008 as compared to the same period in 2007. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General, and Administrative Expense (“SG&A”)

SG&A increased 34% or $246 million to $960 million in the first quarter of 2008 compared to $714 million in the first quarter of 2007. This increase is primarily due to higher variable selling expenses resulting from the significant year-over-year increase in total net sales for the first quarter, the Company’s continued expansion of its Retail segment in both domestic and international markets, and higher spending on marketing and advertising.

Other Income and Expense

Total other income and expense increased $74 million or 59% to $200 million during the first quarter of 2008 compared to $126 million in the first quarter of 2007. This increase is primarily attributable to higher interest income from the larger cash and short-term investment balances despite lower investment yields resulting from declining market interest rates. The weighted-average interest rate earned by the Company on its cash, cash equivalents and short-term investments decreased to 4.94% in the first quarter of 2008 from 5.25% in the first quarter of 2007.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended December 29, 2007 was approximately 32% compared with approximately 31% for the quarter ended December 30, 2006. The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

The Internal Revenue Service (“IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2002 through 2003 and proposed certain adjustments. The Company intends to contest certain of these adjustments through the IRS Appeals Office. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 159, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of SFAS No. 141R, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	December 29, 2007	September 29, 2007
Cash, cash equivalents, and short-term investments	$18,448	$15,386
Accounts receivable, net	$1,939	$1,637
Inventory	$459	$346
Working capital	$15,654	$12,657

As of December 29, 2007, the Company had $18.4 billion in cash, cash equivalents, and short-term investments, an increase of $3.1 billion over the same balance at the end of September 29, 2007. The principal components of this net increase were cash generated by operating activities of $2.8 billion, proceeds from the issuance of common stock under stock plans of $179 million, and excess tax benefits from stock-based compensation of $315 million. These increases were partially offset by purchases of property, plant, and equipment of $224 million. The Company’s short-term investment portfolio is primarily invested in highly-rated securities. As of December 29, 2007 and September 29, 2007, $8.0 billion and $6.5 billion, respectively, of the Company’s cash, cash equivalents, and short-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s cash payments for capital asset purchases were $224 million during the first quarter of 2008, consisting of approximately $75 million for retail store facilities and $149 million for corporate infrastructure, including information systems enhancements. The Company currently anticipates it will utilize approximately $1.25 billion for capital asset purchases during 2008, including approximately $400 million for expansion of the Company’s Retail segment, and approximately $850 million to support normal replacement of existing capital assets, including manufacturing related equipment and enhancements to general information technology infrastructure.

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

Lease Commitments

As of September 29, 2007, the Company had total outstanding commitments on noncancelable operating leases of approximately $1.4 billion, $1.1 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are generally for terms of 3 to 15 years and generally provide renewal options for terms of 3 to 7 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space increased to $1.2 billion as of December 29, 2007.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. In addition, the Company has an off-balance sheet warranty obligation for products accounted for under subscription accounting pursuant to SOP No. 97-2 whereby the Company recognizes warranty expense as incurred. As of December 29, 2007, the Company had outstanding off-balance sheet third-party manufacturing commitments, component purchase commitments, and estimated warranty obligations of $3.2 billion.

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. The Company utilized $250 million of the prepayment as of December 29, 2007.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of December 29, 2007, the Company estimated that gross expected future cash flows of approximately $25 million would be required to fulfill these obligations.

Other Obligations

Other outstanding obligations were approximately $76 million as of December 29, 2007, primarily related to Internet and telecommunications services.

During the first quarter of 2008, the Company adopted the provisions of FIN 48. The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities, but beginning with the adoption of FIN 48 the Company has reclassified gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the Condensed Consolidated Balance Sheet. As of December 29, 2007, the Company recorded gross unrecognized tax benefits of $447 million and gross interest and penalties of $213 million, both of which are classified as non-current liabilities in the Condensed Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

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

The Company’s market risk profile has not changed significantly during the first three months of 2008.

Interest Rate and Foreign Currency Risk Management

The Company regularly reviews its foreign exchange forward and option positions, both on a stand-alone basis and in conjunction with its underlying foreign currency and interest rate related exposures. However, given the effective horizons of the Company’s risk management activities and the anticipatory nature of the exposures, there can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in either foreign exchange or interest rates. In addition, the timing of the accounting for recognition of gains and losses related to mark-to-market instruments for any given period may not coincide with the timing of gains and losses related to the underlying economic exposures and, therefore, may adversely affect the Company’s financial condition and operating results.

Interest Rate Risk

While the Company is exposed to interest rate fluctuations in many of the world’s leading industrialized countries, the Company’s interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents, and short-term investments, the value of those investments, as well as costs associated with foreign currency hedges.

The Company’s short-term investment policy and strategy attempts to preserve capital, meet liquidity requirements, and optimize return in light of the current credit and interest rate environment. A portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy and to an objective market benchmark. The Company’s internal portfolio is benchmarked against external manager performance, allowing for differences in liquidity needs.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly-rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents; highly liquid investments with initial maturities greater than three months at the date of purchase are classified as short-term investments. As of December 29, 2007 and September 29, 2007, approximately $1.9 billion of the Company’s short-term investments had underlying maturities ranging from 1 to 5 years. The remainder all had underlying maturities of less than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first quarter of 2008 or 2007 related to such sales.

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

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company’s practice is to hedge a majority of its material foreign exchange exposures. However, the Company may choose to not hedge certain foreign exchange exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 29, 2007 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of December 29, 2007, the end of the quarterly period covered by this report, the Company is subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the first quarter of 2008 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

Apple Computer, Inc. v. Burst.com, Inc.

The Company filed an action for declaratory judgment against defendant Burst.com, Inc. on January 4, 2006 in the United States District Court for the Northern District of California. The Company sought declaratory judgment that U.S. Patent Nos. 4,963,995, 5,164,839, 5,057,932 and 5,995,705 (“Burst patents”) are invalid and not infringed by the Company. Burst filed an answer and counterclaim on April 17, 2006 adding infringement allegations relating to U.S. Patent No. 5,995,705. The Company counterclaimed for declaratory judgment that each of these patents is invalid, not infringed and unenforceable. Burst alleged that the following Apple products and services infringe the four patents at issue: iTunes Store, iPod devices, iTunes software, iLife software (GarageBand, iMovie, iWeb) separately and in conjunction with the .Mac service and Apple computers sold with or running iTunes or iLife. The Burst patents allegedly relate to methods and devices used for faster-than-real-time transmission of compressed audio and/or video files. The Court issued its claim construction ruling on May 8, 2007. The Company filed motions for summary judgment of invalidity on January 4, 2007 and July 13, 2007. The Court held a hearing on those pending motions on September 18, 2007, and issued its ruling on November 8, 2007. The Company filed motions for summary judgment and partial summary judgment relating to enablement, indefiniteness and laches on October 29, 2007. Trial was set for February 26, 2008. The parties have reached a settlement and the matter is concluded. Settlement of this matter did not have a material effect on the Company’s financial condition or operating results.

Bader v. Anderson, et al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its then current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions and violations of California Business & Professions Code §17200 (unfair competition). The complaint alleged that the Company’s March 14, 2005, proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brought suit on the Company’s behalf, made no demand on the Board of Directors and alleged that such demand was excused. The complaint sought injunctive and other relief for purported injury to the Company. On July 27, 2005, plaintiff filed an amended complaint alleging that, in addition to the purported derivative claims, adoption of the bonus plan and distribution of the proxy statement describing that plan also inflicted injury on her directly as an individual shareholder. On January 10, 2006, the Court sustained defendants’ demurrer to the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on February 7, 2006, and the Company filed a demurrer. After a hearing on June 13, 2006, the Court sustained the demurrer without leave to amend as to the non-director officers and with leave to amend as to the directors. On July 24, 2006, plaintiff filed a third amended complaint, which purported to bring claims derivatively as well as directly on behalf of a class of common stockholders who have been or will be harmed by virtue of the allegedly misleading proxy statement. In addition to reasserting prior causes of action, the third amended complaint included a claim that the Company violated the terms of the plan, and a claim for waste related to restricted stock unit grants to certain officers in 2003 and 2004 and an option grant to the Company’s CEO in January 2000. The Company filed a demurrer to the third amended complaint. On January 30, 2007, the Court sustained the Company’s demurrer with leave to amend. On May 8, 2007, plaintiff filed a fourth amended complaint. The Company filed a demurrer to the fourth amended complaint, which the Court sustained, without leave to amend, on October 12, 2007. On October 25, 2007, the Court entered a final judgment in favor of defendant and ordered the case dismissed with prejudice. On November 26, 2007, plaintiff filed a notice of appeal.

Birdsong v. Apple Computer, Inc.

This action alleges that the Company’s iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users. The Birdsong action was initially filed on January 30, 2006 in the United States District Court for the Western District of Louisiana asserting Louisiana causes of action on behalf of a purported Louisiana class of iPod purchasers. A similar action (Patterson v. Apple Computer, Inc.) was filed on January 31, 2006 in the United States District Court for the Northern District of California asserting California causes of action on behalf of a purported class of all iPod purchasers within the four-year period before January 31, 2006. The Birdsong action was transferred to the Northern District of California, and the Patterson action was dismissed. An amended complaint was subsequently filed in Birdsong, dropping the Louisiana law-based claims and adding California law-based claims equivalent to those in Patterson. After the Company filed a motion to dismiss on November 3, 2006, plaintiffs agreed not to oppose the motion and filed a second amended complaint on January 16, 2007. That complaint alleges California law-based claims for breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act and negligent misrepresentation on behalf of a putative nationwide class and a Louisiana law-based claim for redhibition for a Louisiana sub-class. On March 1, 2007, the Company filed a motion to dismiss the California law-based claims, which was heard on June 4, 2007. On December 14, 2007, the Court issued an order granting the Company’s motion, with leave to amend the complaint. Plaintiffs filed a third amended complaint on January 11, 2008. The Company’s response to the third amended complaint is not yet due.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec. At the request of plaintiffs’ counsel, the Court has postponed class certification proceedings in this action indefinitely.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties. Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract and violation of the Song-Beverly Consumer Warranty Act. Plaintiffs requested unspecified damages and other relief. On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. On May 2, 2005, plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §16700 et seq.) and a claim for false advertising. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted plaintiffs leave to amend and they filed an amended complaint on December 29, 2005. Plaintiffs’ amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple retail stores. Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the Consumer Legal Remedies Act, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act, and alleged new causes of action for fraud, conversion, and breach of the implied covenant of good faith and fair dealing. The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action. Plaintiffs filed an amended complaint adding one new plaintiff. The Company filed a demurrer, which was granted in part on September 9, 2006. Plaintiffs filed a further amended complaint on September 21, 2006. On October 2, 2006, the Company filed an answer denying all allegations and asserting numerous affirmative defenses. On November 30, 2007, the Company filed a motion for judgment on the pleadings, which the Court denied.

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

On March 30, 2007, the European Commission issued Statements of Objections to the major record labels, Apple Inc. and iTunes S.à.r.l. In the Statements of Objections, the Commission challenges provisions in the agreements pursuant to which each major record company authorizes iTunes S.à.r.l. to distribute digital music downloads through the iTunes Store. The Commission contends that, because of these provisions, residents of the European Economic Area are only permitted to buy music from the iTunes Store for the country that issued the customer’s credit card. The Commission contends that these provisions are territorial sales restrictions which violate Article 81 of the European Community Treaty. The Commission seeks fines and behavioral relief. The Company filed its responses to the Statements of Objections on June 20, 2007. A hearing on the Statements of Objections took place in Brussels, Belgium on September 19, 2007. On January 9, 2008, the Company announced that it planned to equalize the price of iTunes Store content throughout Europe within six months. That same day, the Commission announced its intent to close the investigation.

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

Harvey v. Apple Inc.

Plaintiff filed this action on August 6, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent No. 6,753,671 entitled “Recharger for use with a portable electronic device and which includes a proximally located light emitting device” and U.S. Patent No. 6,762,584 entitled “Recharger for use with a portable electronic device and which includes a connector terminus for communicating with rechargeable batteries contained within the device.” The complaint seeks unspecified damages and other relief. The Company filed an answer on October 12, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing is set for October 28, 2009, and trial is scheduled for April 5, 2010.

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

In re Apple Computer, Inc. Derivative Litigation (formerly Karant v. Jobs, et al. and Related Actions) (Federal Action)

On June 30, 2006, a putative derivative action captioned Karant v. Jobs, et. al., was filed in the United States District Court for the Northern District of California, San Jose Division. A number of related actions were filed in the subsequent weeks and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, Master File No. C-06-04128-JF before the Hon. Jeremy Fogel. The actions were filed after the Company’s announcement on June 29, 2006 that an internal investigation had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, that a special committee of the Company’s outside directors had retained independent counsel to perform an investigation and that the Company had informed the Securities and Exchange Commission. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants, insider trading, and issuing false financial statements. The Company is named as a nominal defendant. The consolidated complaint alleges various causes of action under federal and California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, gross mismanagement, rescission, constructive fraud and waste of corporate assets, as well as claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek damages, disgorgement, restitution and imposition of a constructive trust. A Consolidated Shareholder Derivative Complaint was filed on December 18, 2006, and a First Amended Shareholder Derivative Complaint was filed on March 6, 2007. Defendants filed a motion to dismiss on April 20, 2007, which was heard on September 7, 2007. On November 19, 2007, the Court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on December 19, 2007. Defendants filed motions to dismiss the amended complaint on January 25, 2008.

On June 12, 2007, the Company’s Board of Directors approved a resolution appointing a Special Litigation Committee to make all decisions relating to options litigation.

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

Individual Networks, LLC v. Apple, Inc.

Plaintiff filed this action against the Company on April 24, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,117,516, entitled “Method and System for Providing a Customized Media List.” Plaintiff alleges certain features of the iTunes store infringe the patent. The complaint seeks unspecified damages and other relief. The Company filed an answer on July 2, 2007, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity, as well as a counterclaim against Individual Networks LLC for infringement of U.S. Patent No. 5,724,567. The Markman hearing is set for October 8, 2008, and trial is scheduled for November 9, 2009.

Intertainer, Inc. v. Apple Computer, Inc., et al.

Plaintiff filed this action on December 29, 2006 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company and others of U.S. Patent number 6,925,469 entitled “Digital Entertainment Service Platform.” The complaint sought unspecified damages and other relief. The Company filed an answer on February 21, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The parties have reached a settlement and the matter is concluded. Settlement of this matter did not have a material effect on the Company’s financial condition or operating results.

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

Two similar complaints relative to iPod battery life, Wolfe v. Apple and Hirst v. Apple, were filed in Toronto, Ontario, Canada on August 15, 2005 and September 12, 2005, respectively. Counsel subsequently amended the complaint, now called Waddell vs. Apple. The Waddell lawsuit is brought on behalf of all Canadian purchasers other than Quebec purchasers. On January 17, 2006, the Company filed its statement of defence to the Waddell complaint. In addition, a similar complaint regarding iPod battery life, Hamilton v. Apple Computer, Inc. and Apple Canada, Inc. was filed in Calgary, Alberta, Canada on October 5, 2005, purportedly on behalf of all purchasers of iPods in Alberta, Canada. The complaint was served on September 27, 2006. The Company has reached a settlement of this matter and the parties have requested preliminary court approval for the settlement. Settlement of this matter will not have a material effect on the Company’s financial condition or operating results.

Macadam v. Apple Computer, Inc.; Santos v. Apple Computer, Inc.

The Macadam action was filed in late 2002 in Santa Clara County Superior Court asserting various causes of action including breach of contract, fraud, negligent and intentional interference with economic relationship, negligent misrepresentation, trade libel, unfair competition and false advertising. The complaint requested unspecified damages and other relief. The Company filed an answer on December 3, 2004 denying all allegations and asserting numerous defenses.

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

On December 19, 2005, Tom Santos filed a Fifth Amended Complaint on his own behalf (not on behalf of Macadam) alleging fraud, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising) and the Consumer Legal Remedies Act. The Company filed a demurrer to Santos’ amended complaint and a special motion to strike the defamation cause of action on January 20, 2006. The Court sustained the demurrer in part but denied the special motion to strike. Santos filed a Sixth Amended Complaint on July 14, 2006. The Company filed a demurrer, which was sustained on September 9, 2006. Santos filed a Seventh Amended Complaint in late September 2006. The Company filed a motion to strike, which was granted in part and denied in part on December 15, 2006. Santos filed an Eighth Amended Complaint on January 29, 2007. The Company filed a demurrer, which was heard on May 7, 2007. The court sustained the demurrer, and Santos filed a Ninth Amended Complaint on July 11, 2007. The Company filed a demurrer, which was overruled. The Company’s answer to the Ninth Amended Complaint is not yet due. The Company also filed a cross complaint against Santos on January 20, 2006 alleging violations of California Business & Professions Code §17200 and California Penal Code §502, fraud and deceit and breach of contract.

Mediostream, Inc. v. Acer America Corp. et al.

Plaintiff filed this action against the Company, Acer America Corp., Dell, Inc. and Gateway, Inc. on August 28, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,009,655, entitled “Method and System for Direct Recording of Video Information onto a Disk Medium.” An amended complaint was served on November 7, 2007. The amended complaint seeks unspecified damages and other relief. On January 25, 2008, the Company filed an answer to the complaint denying all material allegations and asserting numerous affirmative defenses and also filed a motion to transfer the case to the Northern District of California.

OPTi Inc. v. Apple Inc.

Plaintiff filed this action against the Company on January 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent Nos. 5,710,906, 5,813,036 and 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses.” The complaint seeks unspecified damages and other relief. The Company filed an answer on April 17, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing is set for November 26, 2008, and trial is scheduled for April 6, 2009.

Quantum Technology Management, Ltd. v. Apple Computer, Inc.

Plaintiff filed this action on December 21, 2005 in the United States District Court for the District of Maryland against the Company and Fingerworks, Ltd., alleging infringement of U.S. Patent No. 5,730,165 entitled “Time Domain Capacitive Field Detector.” The complaint seeks unspecified damages and other relief. On May 11, 2006, Quantum filed an amended complaint adding Cypress Semiconductor/MicroSystems, Inc. as a defendant. On July 31, 2006, the Company filed an answer denying all material allegations and asserting numerous affirmative defenses and also filed counterclaims for non-infringement and invalidity. On November 30, 2006, plaintiff filed a reply to the Company’s counterclaims and a More Definite Statement. A Markman hearing was held on May 16, 2007. On June 7, 2007, the Court issued a claim construction ruling, and also issued an order invalidating six of plaintiff’s asserted patent claims in response to the Company’s motion for partial summary judgment of invalidity. On November 28, 2007, the Company filed a motion for summary judgment for non-infringement and invalidity, and a motion for summary judgment related to Quantum’s state-law claims. On December 27, 2007, Quantum filed a motion for summary judgment for infringement on one patent claim. Trial is scheduled for May 19, 2008.

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

Apple Japan, Inc. filed a Declaratory Judgment action against Saito on February 6, 2007 in the Tokyo District Court, seeking a declaration that the ‘854 patent is invalid and not infringed. Saito filed a Counter Complaint for infringement seeking damages.

SP Technologies LLC v. Apple Inc.

Plaintiff filed this action against the Company on August 2, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 6,784,873 entitled “Method and Medium for Computer Readable Keyboard Display Incapable of User Termination.” The complaint seeks unspecified damages and other relief. The Company filed an answer on October 23, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing is set for September 18, 2008, and trial is scheduled for June 1, 2009.

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, seeking authorization to institute a class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004 but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy. A class certification hearing took place January 13, 2006. On February 24, 2006, the Court granted class certification and notice was published during the last week of March 2006. The trial was conducted on October 15 and 16, 2007. On January 11, 2008, the Court issued a ruling in plaintiff’s favor. The Court ruled that despite the Company’s good faith efforts with the levy refund program, the Company must pay the amount claimed, and that the class is comprised of 20,000 persons who purchased an iPod in Quebec between December 12, 2003 and December 14, 2004. The Court ordered the Company to submit a statement of account showing the amount received by the Canadian Private Copying Collective, and the amount that has already been paid to class members in Quebec under the Company’s levy refund program. The Court also ordered the parties to submit further briefing regarding the collective recovery award by February 23, 2008.

Texas MP3 Technologies Ltd v. Apple Inc. et al.

Plaintiff filed this action against the Company and other defendants on February 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,065,417 entitled “MPEG Portable Sound Reproducing System and A Reproducing Method Thereof.” The complaint seeks unspecified damages and other relief. On July 12, 2007, the Company filed a petition for reexamination of the patent, which the U.S. Patent and Trademark Office granted. Plaintiff filed an amended complaint on August 1, 2007, adding the iPhone as an accused device. On August 2, 2007, the Company filed a motion to stay the litigation pending the outcome of the reexamination, which the Court denied. The Company filed an answer on August 20, 2007, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing is set for March 12, 2009, and trial is scheduled for July 6, 2009.

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

A related class action complaint, Black v. Apple Inc., was filed on August 27, 2007 in the Circuit Court in Broward County, Florida, alleging that the Company is attempting to maintain a monopoly by precluding customers from using non-iTunes downloads on iPods and from using iTunes music on non-iPod MP3 players. Plaintiff alleges that the Company’s alleged monopolization violates the Florida Antitrust Act and the Florida Deceptive and Unfair Trade Practices Act. Plaintiff seeks unspecified damages and other relief. The Company removed the case to the United States District Court for the Southern District of Florida on September 28, 2007, and filed a motion to transfer the case to the Northern District of California on October 12, 2007. The Company’s motion to transfer was granted on October 17, 2007. Plaintiff and the Company entered into a Stipulation for Voluntary Dismissal on November 19, 2007, and the Court entered plaintiff’s dismissal of all claims with prejudice on November 20, 2007. The matter is concluded.

A related class action complaint, Somers v. Apple Inc., was filed on December 31, 2007 in the United States District Court for the Northern District of California, alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. The complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition) and the California Consumer Legal Remedies Act. Plaintiff seeks unspecified damages and other relief. The Company’s response to the complaint is not yet due.

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

Vitt v. Apple Computer, Inc.

Plaintiff filed this purported class action on November 7, 2006 in the United States District Court for the Central District of California on behalf of a purported nationwide class of all purchasers of the iBook G4 alleging that the computer’s logic board fails at an abnormally high rate. The complaint alleges violations of California Business & Professions Code §17200 (unfair competition) and California Business & Professions Code §17500 (false advertising). Plaintiff seeks unspecified damages and other relief. The Company filed a motion to dismiss on January 19, 2007, which the Court granted on March 13, 2007. Plaintiffs filed an amended complaint on March 26, 2007. The Company filed a motion to dismiss on August 16, 2007, which was heard on October 4, 2007. The Court has not yet issued a ruling.

Vogel v. Jobs et al.

Plaintiff filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. On January 19, 2007, the Court appointed the New York City Employees’ Retirement System as lead plaintiff. On March 23, 2007, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Section 14(a) and 20(a) of the Securities Exchange Act as well as state law. The Consolidated Complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. Defendants filed a motion to dismiss on June 8, 2007, which was heard on September 7, 2007. On November 14, 2007, the Court issued an order dismissing all securities claims with prejudice, and held that any amended complaint could only be styled as a derivative case. On December 14, 2007, plaintiff filed a motion for leave to file a first amended consolidated class action complaint. On January 23, 2008, defendants filed an opposition to plaintiff’s motion for leave.

Item 1A.	Risk Factors

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The matters relating to the Company’s past stock option practices and the restatement of the Company’s consolidated financial statements may result in additional litigation and government enforcement actions.

The findings from the Company’s investigation into its past stock option granting practices and the resulting restatement of prior financial statements in its 2006 Form 10-K have exposed the Company to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part II, Item 1, “Legal Proceedings,” several derivative complaints and a class action complaint have been filed in state and federal courts against the Company and certain current and former directors and executive officers pertaining to allegations relating to past stock option grants. The Company has provided the results of its investigation to the SEC and the United States Attorney’s Office for the Northern District of California, and the Company has responded to their requests for documents and additional information. The Company intends to continue to provide its full cooperation.

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

No assurance can be given regarding the outcomes from litigation, regulatory proceedings, or government enforcement actions relating to the Company’s past stock option practices. These and related matters have required, and will continue to require, the Company to incur substantial expenses for legal, accounting, tax, and other professional services, and may divert management’s attention from the Company’s business. If the Company is subject to adverse findings, it could be required to pay damages and penalties and might face additional remedies that could harm its financial condition and operating results.

Global markets for personal computers, digital music devices, mobile communication devices, and related peripherals and services are highly competitive and subject to rapid technological change. If the Company is unable to compete effectively in these markets, its financial condition and operating results could be materially adversely affected.

The Company competes in global markets that are highly competitive and characterized by aggressive price cutting, with its resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers.

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of new innovative products and technologies to the marketplace. The Company believes it is unique in that it designs and develops virtually the entire solution for its personal computers, consumer electronics, and mobile communication devices, including the hardware, operating system, several software applications, and related services. As a result, the Company must make significant investments in research and development. By contrast, many of the Company’s competitors seek to compete aggressively on price and maintain very low cost structures. If the Company is unable to continue to develop and sell innovative new products with attractive margins, its financial condition and operating results may be materially adversely affected.

In the market for personal computers and peripherals, the Company faces a significant number of competitors, many of which have broader product lines and larger installed customer bases. There has also been a trend toward consolidation that has resulted in larger and potentially stronger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. The Company also faces increased competition in certain of its key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing. An increasing number of Internet devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products.

The Company is currently the only maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers using competing operating systems, most notably Windows. The Company’s financial condition and operating results substantially depend on its ability to continually develop improvements to the Mac platform to maintain perceived design and functional advantages. Use of unauthorized copies of the Mac OS on other companies’ hardware products may result in decreased demand for the Company’s hardware products, and materially adversely affect its financial condition and operating results.

The Company is currently focused on opportunities related to digital content distribution, consumer electronic devices, including iPod and Apple TV, and mobile communication devices, including iPhone. The Company faces substantial competition from companies that have significant technical, marketing, distribution, and other resources, as well as established hardware, software, and digital content supplier relationships, and also competes with illegitimate ways to obtain digital content. The Company expects competition to intensify as competitors attempt to imitate the Company’s approach to providing these components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. Some current and potential competitors have substantial resources and experience, and they may be able to provide such products and services at little or no profit or even at a loss. There can be no assurance the Company will be able to continue to provide products and services that effectively compete.

To remain competitive and stimulate customer demand, the Company must successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the personal computer, consumer electronics and mobile communication industries, the Company must continually introduce new products and technologies, enhance existing products, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors, including timely and successful completion of development efforts, market acceptance, the Company’s ability to manage the risks associated with new products and production ramp issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect new product introductions and transitions will have on its financial condition and operating results.

The Company faces substantial inventory and other asset risk.

The Company records a write-down for product and component inventories that have become obsolete or are in excess of anticipated demand or net realizable value and accrues necessary reserves for cancellation fees for orders of products and components that have been cancelled. The Company also reviews its long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment exists, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although the Company believes its inventory, asset, and related provisions are currently adequate, given the rapid and unpredictable pace of product obsolescence in the global personal computer, consumer electronics, and mobile communication industries, no assurance can be given that the Company will not incur additional inventory or asset related charges. Such charges have had, and may have, a material adverse effect on the Company’s financial condition and operating results.

The Company must order components for its products and build inventory in advance of product announcements and shipments. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient inventories of components or products. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, and open orders based on projected demand. Such purchase commitments typically cover forecasted component and manufacturing requirements for 30 to 150 days. The Company’s financial condition and operating results have been in the past and may in the future be materially adversely affected by the Company’s ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Future operating results depend upon the Company’s ability to obtain key components, including microprocessors and NAND flash memory, at favorable prices and in sufficient quantities.

Because the Company currently obtains certain key components, including microprocessors, enclosures, certain liquid crystal displays (“LCDs”), certain optical drives, and application-specific integrated circuits (“ASICs”), from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources, including NAND flash memory, DRAM memory, and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of critical components at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on favorable terms upon expiration or otherwise obtain favorable pricing in the future. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can have a material adverse effect on its financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in fiscal year 2008, as compared to levels achieved during fiscal year 2007, due in part to current and expected future price increases for certain components. For additional information refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin.”

The Company’s new products often use custom components from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. Where a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured. The Company and other producers in the personal computer, consumer electronics and mobile communication industries also compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of the personal computer, consumer electronics or mobile communication industries. Continued availability of these components at acceptable prices may be affected if producers decide to concentrate on the production of components other than those customized to meet the Company’s requirements. If the supply of a key component for a new or existing product were delayed or constrained, or if such components were available only at significantly higher prices, the Company’s financial condition and operating results could be materially adversely affected.

The Company depends on component and product manufacturing and logistics services provided by third parties, many of whom are located outside of the U.S.

Most of the Company’s components and products are manufactured in whole or in part by third-party manufacturers, most of which are located outside of the U.S. A significant concentration of this outsourced manufacturing is currently performed by only a few third-party manufacturers, often in single locations. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. In addition, the Company relies on third-party manufacturers to adhere to the Company’s supplier code of conduct. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could have a material adverse effect on the Company’s reputation, financial condition and operating results.

Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in California, Korea, China and the Czech Republic. Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Japan, Korea, and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the Company’s portable products, including MacBook Pro, MacBook, MacBook Air, iPod and iPhone. If manufacturing or logistics in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s financial condition and operating results could be materially adversely affected.

The Company relies on third-party digital content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with third parties to offer their digital content through the Company’s iTunes Store. The Company pays substantial fees to obtain the rights to this content. The Company’s licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or may in the future offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the total cost of, such content. If the Company is unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach, the Company’s financial condition and operating results may be materially adversely affected.

Many third-party content providers require that the Company provide certain digital rights management (“DRM”) and other security solutions. If these requirements change, the Company may have to develop or license new technology to provide these solutions. There is no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner. In addition, certain countries have passed or may propose legislation that would force the Company to license its DRM, which could lessen the protection of content and subject it to piracy and could also affect arrangements with the Company’s content providers.

The Company relies on access to third-party patents and intellectual property, and the Company’s future results could be materially adversely affected if it is alleged or found to have infringed intellectual property rights.

Many of the Company’s products are designed to include third-party intellectual property, and it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods. Although the Company believes that, based on past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all.

Because of technological changes in the global personal computer, consumer electronics and mobile communication industries, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, the Company has been notified that it may be infringing such rights. Regardless of merit, responding to such claims can consume significant time and expense. At present, the Company is vigorously defending more than 17 patent infringement cases, eight of which were filed during fiscal 2008, and several pending claims are in various stages of evaluation. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If the Company is found to be infringing such rights, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology. Information regarding certain claims and litigation related to alleged patent infringement and other matters is set forth in Part II, Item 1, “Legal Proceedings.” In management’s opinion, the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on its financial condition and operating results. However, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others, including without limitation those described in Part II, Item 1, “Legal Proceedings,” or should several of these matters be resolved against the Company in the same reporting period, the Company’s financial condition and operating results could be materially adversely affected.

With the June 2007 introduction of iPhone, the Company has begun to compete with mobile communication device companies that hold significant patent portfolios. Regardless of the scope or validity of such patents or the merits of any potential patent claims by competitors, the Company may have to engage in protracted litigation, enter into expensive agreements or settlements and/or modify its products. Any of these events could have a material adverse impact on the Company’s financial condition and operating results.

The Company’s products experience quality problems from time to time that can result in decreased sales and operating margin.

The Company sells highly complex hardware and software products that can contain defects in design and manufacture. Sophisticated operating system software and applications, such as those sold by the Company, often contain “bugs” that can unexpectedly interfere with the software’s operation. Defects may also occur in components and products the Company purchases from third parties. There can be no assurance that the Company will be able to detect and fix all defects in the hardware and software it sells. Failure to do so could result in lost revenue, harm to reputation, and significant warranty and other expenses, and could have a material adverse impact on the Company’s financial condition and operating results.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. The Company’s software, accessories, and service and support contracts generally have higher gross margins than certain of the Company’s other products, including third-party content from the iTunes Store. Gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company’s direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company’s gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, or new product announcements. The Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to other quarters in the fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. Furthermore, the Company from time-to-time sells more products during the third month of a quarter than it does during either of the first two months. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components supply, or manufacturing partners, could have a material adverse impact on the Company’s financial condition and operating results.

The Company currently relies on a single cellular network carrier for iPhone in each of the U.S., U.K., Germany and France.

AT&T, O2, T-Mobile and Orange are the Company’s cellular network carriers for iPhone in the U.S., U.K., Germany and France, respectively. If these carriers cannot successfully compete with other carriers in their markets for any reason, including but not limited to the quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and terms of end-user contracts, iPhone sales may be adversely affected. Because the Company’s agreements require each carrier to make revenue-generating payments to the Company, a carrier’s non-performance under or termination of an agreement, or its inability to attract and retain iPhone customers, could have a material adverse effect on the Company’s future financial condition and operating results. If, contrary to the Company’s license agreements or product specifications, an iPhone is “unlocked” from an authorized carrier’s network, the Company would not receive payments related to that iPhone from such carrier, which could have a material adverse effect on the Company’s future financial condition and operating results. The Company may choose to enter into arrangements with carriers in other countries or regions, and the same risks described above would also apply to those arrangements.

The Company is subject to risks associated with laws, regulations and industry-imposed standards related to mobile communications devices.

Laws and regulations related to mobile communications devices in the many jurisdictions in which the Company operates are extensive and subject to change. Such changes, which could include but are not limited to restrictions on production, manufacture, distribution, and use of the device, locking the device to a carrier’s network, or mandating the use of the device on more than one carrier’s network, may have a material adverse effect on the Company’s financial condition and operating results.

Mobile communication devices, such as iPhone, are subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates, which may have a material adverse effect on the Company’s financial condition and operating results.

Failure of information technology systems and breaches in data security could adversely affect the Company’s financial condition and operating results.

Information technology system failures and breaches of data security could disrupt the Company’s operations by causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or Company information. Management has taken steps to address these concerns by implementing sophisticated network security and internal control measures. There can be no assurance, however, that a system failure or data security breach will not have a material adverse effect on the Company’s financial condition and operating results.

The Company’s stock price may be volatile.

The Company’s stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. The stock market as a whole has also experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, the Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline.

Economic conditions, political events, war, terrorism, public health issues, natural disasters and other circumstances could materially adversely affect the Company.

The Company’s operations and performance depend significantly on worldwide economic conditions. War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus may have a strong negative effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers. The Company’s business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. Because the Company does not carry earthquake insurance for direct quake-related losses and significant recovery time could be required to resume operations, the Company’s financial condition and operating results could be materially adversely affected in the event of a major earthquake.

The Company’s success depends largely on its ability to attract and retain key personnel.

Much of the Company’s future success depends on the continued service and availability of skilled personnel, including its CEO, its executive team and key employees in technical, marketing and staff positions. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where the majority of the Company’s key employees are located. The Company has relied on equity awards as one means for recruiting and retaining this highly skilled talent. Recent accounting regulations requiring the expensing of stock options have resulted in increased stock-based compensation expense, which has caused the Company to reduce the number of stock-based awards issued to employees. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

Unfavorable results of legal proceedings could materially adversely affect the Company.

The Company is subject to various legal proceedings and claims that have arisen out of the ordinary conduct of its business and are not yet resolved, including those that are discussed in Part II, Item 1, “Legal Proceedings,” and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. In recognition of these considerations, the Company may enter into material settlements. Should the Company fail to prevail in certain matters, or should several of these matters be resolved against the Company in the same reporting period, the Company may be faced with significant monetary damages or injunctive relief against it that would materially adversely affect a portion of its business and might materially affect the Company’s financial condition and operating results.

The Company’s business is subject to the risks of international operations.

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

The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia and non-U.S. dollar denominated operating expenses incurred throughout the world. Weaknesses in foreign currencies, particularly the Japanese Yen and the Euro, can adversely affect demand for the Company’s products and the U.S. dollar value of the Company’s foreign currency-denominated sales. Conversely, a strengthening in these and other foreign currencies can cause the Company to modify international pricing and affect the value of the Company’s foreign denominated sales and may also increase the cost of product components.

The Company has used derivative instruments, such as foreign exchange forward and option positions, to hedge exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset more than a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

Further information related to the Company’s global market risks may be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” under the subheading “Foreign Currency Risk,” and in Part II, Item 8, “Financial Statements and Supplementary Data,” at Note 1, “Summary of Significant Accounting Polices” and Note 2, “Financial Instruments” of Notes to Consolidated Financial Statements in the Company’s 2007 Form 10-K.

The Company’s retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through December 29, 2007, the Company had opened 204 retail stores. The Company’s retail initiative has required substantial fixed investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company has also entered into substantial operating lease commitments for retail space with terms ranging from 5 to 20 years, the majority of which are for 10 years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. A substantial decline in sales, the closure or poor performance of individual or multiple stores, or the termination of the retail initiative could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could have a material adverse impact on the Company’s financial condition and operating results.

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties that could have a material adverse effect on the Retail segment’s future results, cause its actual results to differ from anticipated results and have a material adverse effect on the Company’s financial condition and operating results. These risks and uncertainties include, among other things, macro-economic factors that have a negative effect on general retail activity, inability to manage costs associated with store construction and operation, inability to sell third-party products at adequate margins, failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and inability to obtain and renew leases in quality retail locations at a reasonable cost.

The Company’s future performance depends on support from third-party software developers. If third-party software applications cease to be developed and maintained for the Company’s hardware products, customers may choose not to buy the Company’s products.

The Company believes decisions by customers to purchase the Company’s hardware products are often based on the availability of third-party application software, such as Microsoft Office. There is no assurance that third-party developers will continue to develop and maintain applications for the Company’s hardware products on a timely basis or at all, and discontinuance or delay of these applications could have a material adverse effect on the Company’s financial condition and operating results. The Company believes the availability of third-party applications depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products versus Windows-based products. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such applications. If the Company’s minority share of the global personal computer market causes developers to question the Company’s prospects, developers could be less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. The Company’s development of its own software applications may also negatively affect the decisions of third-party developers, such as Microsoft and Adobe, to develop, maintain, and upgrade similar or competitive software for the Company’s products. Mac OS X Leopard, which became available in October 2007, includes a new feature that enables Intel-based Mac systems to run Windows XP and Windows Vista. This feature may deter developers from creating software applications for Mac OS X if such applications are already available for the Windows platform.

Investment in new business strategies and initiatives could disrupt the Company’s ongoing business and present risks not originally contemplated.

The Company has invested, and may in the future invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues not discovered in the Company’s due diligence. Because these new ventures are inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not have a material adverse effect on the Company’s financial condition and operating results.

The Company’s future operating performance depends on the performance of distributors and other resellers.

The Company distributes its products through wholesalers, resellers, national and regional retailers, value-added resellers, and cataloguers, many of whom distribute products from competing manufacturers. The Company also sells many of its products and resells third-party products in most of its major markets directly to end-users, certain education customers, and certain resellers through its online and retail stores. iPhone is distributed through the Company and its exclusive cellular network carriers’ distribution channels.

Many resellers operate on narrow product margins and have been negatively affected in the past by weak economic conditions. Some resellers have perceived the expansion of the Company’s direct sales as conflicting with their business interests as distributors and resellers of the Company’s products. Such a perception could discourage resellers from investing resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of those products. The Company’s financial condition and operating results could be materially adversely affected if the financial condition of these resellers weakens, if resellers stopped distributing the Company’s products, or if uncertainty regarding demand for the Company’s products caused resellers to reduce their ordering and marketing of the Company’s products. The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors and improving product placement displays. These programs could require a substantial investment while providing no assurance of return or incremental revenue.

The Company is exposed to credit risk and fluctuations in the market values of its investment portfolio.

Although the Company has not recognized any material losses on its cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. The Company’s credit policy requires its investments to have a credit rating of single-A or better. Additionally, the Company’s overall investment portfolio is often concentrated in the financial sector. If these issuers default on their obligations or their credit ratings are negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors, the value of the Company’s cash, cash equivalents and short-term investments could decline and result in a material impairment.

The Company is exposed to credit risk on its accounts receivable and prepayments related to long-term supply agreements. This risk is heightened during periods when economic conditions worsen.

A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company also has unsecured non-trade receivables resulting from the sale by the Company of components to vendors who manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has entered into long-term supply agreements to secure supply of NAND flash-memory and has prepaid a total of $1.25 billion under these agreements, of which $250 million had been used as of December 29, 2007. While the Company has procedures to monitor and limit exposure to credit risk on its trade and non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses.

The Company is subject to risks associated with laws and regulations related to health, safety and environmental protection.

The Company’s products and services, and the production and distribution of those goods and services, are subject to a variety of laws and regulations. These may require the Company to offer customers the ability to return a product at the end of its useful life and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have recently been passed in several jurisdictions in which the Company operates, including various countries within Europe and Asia, certain Canadian provinces and certain states within the U.S. Although the Company does not anticipate any material adverse effects based on the nature of its operations and the thrust of such laws, there is no assurance such existing laws or future laws will not have a material adverse effect on the Company’s financial condition and operating results.

Changes in the Company’s tax rates could affect its future results.

The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or by changes in tax laws or their interpretation. The Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on the Company’s financial condition and operating results.

The Company is subject to risks associated with the availability and coverage of insurance.

For certain risks, the Company does not maintain insurance coverage because of cost and/or availability. Because the Company retains some portion of its insurable risks, and in some cases self-insures completely, unforeseen or catastrophic losses in excess of insured limits may have a material adverse effect on the Company’s financial condition and operating results.

For additional discussion of these and other factors affecting the Company’s future results and financial condition, see Part I, Item 1, “Business” in the Company’s 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 21, 2007, the Company issued 109,027 shares of its common stock to a privately held company in connection with an acquisition of assets. The offer and sale was made without any public offering or solicitation, and was exempt under Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88

3.2	Certificate of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00

3.3	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05

3.4	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of the Registrant.	10-K	9/26/97

3.5	By-Laws of the Registrant, as amended through November 13, 2007.	10-K	9/29/07

10.1*	Employee Stock Purchase Plan, as amended through May 10, 2007.	8-K	5/16/07

10.2*	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07

10.5*	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Form of Restricted Stock Unit Award Agreement.	10-Q	3/27/04

10.8*	Alternative Form of Restricted Stock Unit Award Agreement.	10-K	9/24/05

10.9*	Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05

10.10*	Form of Election to Satisfy Tax Withholding with Stock.	8-K	8/15/05

10.11*	Form of Option Agreements.	10-K	9/24/05

10.12*	Consulting Agreement dated as of April 17, 2006 by and between the Registrant and J.R. Ruby Consulting Corp.	10-Q	7/1/06

10.13*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

14.1**	Business Conduct Policy of the Registrant dated January 2008.

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 31, 2008	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and
Chief Financial Officer