Form 10-Q
period 2008-03-29
APPLE INC
filed 2008-05-01
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

or

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

881,622,725 shares of common stock issued and outstanding as of April 16, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net sales	$7,512	$5,264	$17,120	$12,379
Cost of sales (1)	5,038	3,415	11,314	8,310

Gross margin	2,474	1,849	5,806	4,069

Operating expenses:
Research and development (1)	273	183	519	367
Selling, general, and administrative (1)	886	680	1,846	1,394

Total operating expenses	1,159	863	2,365	1,761

Operating income	1,315	986	3,441	2,308
Other income and expense	162	148	362	274

Income before provision for income taxes	1,477	1,134	3,803	2,582
Provision for income taxes	432	364	1,177	808

Net income	$1,045	$770	$2,626	$1,774

Earnings per common share:
Basic	$1.19	$0.89	$2.99	$2.06
Diluted	$1.16	$0.87	$2.92	$2.00

Shares used in computing earnings per share (in thousands):
Basic	879,546	863,003	877,704	860,347
Diluted	899,329	886,653	899,783	884,896

(1) Includes stock-based compensation expense as follows:
Cost of sales	$20	$9	$38	$15
Research and development	$47	$20	$86	$36
Selling, general, and administrative	$65	$34	$118	$58

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	March 29, 2008	September 29, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$9,070	$9,352
Short-term investments	10,378	6,034
Accounts receivable, less allowances of $44 and $47, respectively	1,593	1,637
Inventories	364	346
Deferred tax assets	1,060	782
Other current assets	4,271	3,805

Total current assets	26,736	21,956
Property, plant and equipment, net	1,962	1,832
Goodwill	38	38
Acquired intangible assets, net	300	299
Other assets	1,435	1,222

Total assets	$30,471	$25,347

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,154	$4,970
Accrued expenses	5,480	4,310

Total current liabilities	9,634	9,280
Non-current liabilities	2,784	1,535

Total liabilities	12,418	10,815

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 881,431,003 and 872,328,972 shares issued and outstanding, respectively	6,342	5,368
Retained earnings	11,642	9,101
Accumulated other comprehensive income	69	63

Total shareholders’ equity	18,053	14,532

Total liabilities and shareholders’ equity	$30,471	$25,347

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	March 29, 2008	March 31, 2007
Cash and cash equivalents, beginning of the period	$9,352	$6,392

Operating Activities:
Net income	2,626	1,774
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	222	143
Stock-based compensation expense	242	109
Provision for deferred income taxes	6	122
Loss on disposition of property, plant, and equipment	10	6
Changes in operating assets and liabilities:
Accounts receivable, net	44	324
Inventories	(18)	62
Other current assets	(444)	589
Other assets	(150)	261
Accounts payable	(740)	(987)
Deferred revenue	1,585	235
Other liabilities	597	(91)

Cash generated by operating activities	3,980	2,547

Investing Activities:
Purchases of short-term investments	(12,740)	(6,223)
Proceeds from maturities of short-term investments	6,683	2,961
Proceeds from sales of short-term investments	1,676	1,505
Purchases of long-term investments	(17)	(5)
Payment for acquisition of property, plant, and equipment	(384)	(247)
Payment for acquisition of intangible assets	(63)	(216)
Other	21	13

Cash used in investing activities	(4,824)	(2,212)

Financing Activities:
Proceeds from issuance of common stock	233	176
Excess tax benefits from stock-based compensation	445	192
Cash used to net share settle equity awards	(116)	—

Cash generated by financing activities	562	368

(Decrease) increase in cash and cash equivalents	(282)	703

Cash and cash equivalents, end of the period	$9,070	$7,095

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$753	$501

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) design, manufacture, and market personal computers, portable digital music players, and mobile communication devices and sell a variety of related software, services, peripherals, and networking solutions. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers.

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

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Numerator (in millions):
Net income	$1,045	$770	$2,626	$1,774

Denominator:
Weighted-average shares outstanding	879,546	863,003	877,704	860,347
Effect of dilutive securities	19,783	23,650	22,079	24,549

Denominator for diluted earnings per share	899,329	886,653	899,783	884,896

Basic earnings per share	$1.19	$0.89	$2.99	$2.06

Diluted earnings per share	$1.16	$0.87	$2.92	$2.00

Potentially dilutive securities representing approximately 12.3 million and 12.6 million shares of common stock for the quarters ended March 29, 2008 and March 31, 2007, respectively, and 8.6 million and 14.0 million shares of common stock for the six months ended March 29, 2008 and March 31, 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

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

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, which are recorded as either cash and cash equivalents or short-term investments (in millions):

	March 29, 2008	September 29, 2007
Cash	$190	$256

U.S. Treasury and Agency Securities	1,912	670
U.S. Corporate Securities	4,559	5,597
Foreign Securities	2,409	2,829

Total cash equivalents	8,880	9,096

U.S. Treasury and Agency Securities	4,144	358
U.S. Corporate Securities	4,894	4,718
Foreign Securities	1,340	958

Total short-term investments	10,378	6,034

Total cash, cash equivalents, and short-term investments	$19,448	$15,386

The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper issued by foreign companies and certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. As of March 29, 2008 and September 29, 2007, approximately $2.8 billion and $1.9 billion, respectively, of the Company’s short-term investments had underlying maturities ranging from one to five years. The remaining short-term investments had maturities less than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three and six-month periods ended March 29, 2008 and March 31, 2007 related to such sales.

The gross unrealized losses on the Company’s investment portfolio were $43 million and $13 million as of March 29, 2008 and September 29, 2007, respectively. The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments in U.S. Treasury and Agency securities, U.S. corporate securities, and foreign securities were caused primarily by changes in interest rates, specifically, widening credit spreads. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. During the three and six-month periods ended March 29, 2008 and March 31, 2007, the Company did not recognize any material impairment charges on its outstanding securities.

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

As of March 29, 2008, the Company had a net deferred loss associated with cash flow hedges of approximately $15 million, net of taxes, all of which is expected to be reclassified to earnings by the end of the fourth quarter of 2008. As of the end of the second quarter of 2008, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of 2007.

Note 3 – Condensed Consolidated Financial Statement Details (in millions)

Other Current Assets

	March 29, 2008	September 29, 2007
Vendor non-trade receivables	$2,027	$2,392
NAND flash memory prepayments	549	417
Other current assets	1,695	996

Total other current assets	$4,271	$3,805

Property, Plant, and Equipment

	March 29, 2008	September 29, 2007
Land and buildings	$796	$762
Machinery, equipment, and internal-use software	1,082	954
Office furniture and equipment	117	106
Leasehold improvements	1,118	1,019

	3,113	2,841
Accumulated depreciation and amortization	(1,151)	(1,009)

Net property, plant, and equipment	$1,962	$1,832

Other Assets

	March 29, 2008	September 29, 2007
Long-term NAND flash memory prepayments	$375	$625
Capitalized software development costs, net	69	83
Non-current deferred tax assets	62	88
Other assets	929	426

Total other assets	$1,435	$1,222

Accrued Expenses

	March 29, 2008	September 29, 2007
Deferred revenue - current	$2,416	$1,391
Deferred margin on component sales	826	545
Accrued marketing and distribution	304	288
Accrued compensation and employee benefits	290	254
Accrued warranty and related costs	218	230
Other accrued tax liabilities	105	488
Other current liabilities	1,321	1,114

Total accrued expenses	$5,480	$4,310

Non-Current Liabilities

	March 29, 2008	September 29, 2007
Deferred revenue - non-current	$1,409	$849
Deferred tax liabilities	675	619
Other non-current liabilities	700	67

Total non-current liabilities	$2,784	$1,535

Note 4 – Income Taxes

In the first quarter of 2008, the Company adopted the provisions of FIN 48. Upon adoption of FIN 48, the Company’s cumulative effect of a change in accounting principle resulted in an increase to retained earnings of $11 million. The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities. Beginning with the adoption of FIN 48, the Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the Condensed Consolidated Balance Sheet. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $475 million, of which $209 million, if recognized, would affect the Company’s effective tax rate. As of March 29, 2008, the total amount of gross unrecognized tax benefits was $465 million, of which $195 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as non-current liabilities in the Condensed Consolidated Balance Sheet.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48. As of the date of adoption, the Company had accrued $203 million for the gross interest and penalties relating to unrecognized tax benefits. As of March 29, 2008, the total amount of gross interest and penalties accrued was $234 million, which is classified as non-current liabilities in the Condensed Consolidated Balance Sheet.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2002 are closed. The years 2002-2003 have been examined by the Internal Revenue Service (the “IRS”) and disputed issues will be taken to administrative appeals. The IRS is currently examining the 2004-2006 years. In major state jurisdictions and major foreign jurisdictions, the years subsequent to 1988 and 2000, respectively, generally remain open and could be subject to examination by the taxing authorities.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three and six-month periods ended March 29, 2008 and March 31, 2007 (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net income	$1,045	$770	$2,626	$1,774
Other comprehensive income:
Net change in unrealized derivative gains/losses	(19)	4	(15)	(3)
Change in foreign currency translation	28	5	35	13
Net change in unrealized investment gains/losses	(14)	—	(14)	—

Total comprehensive income	$1,040	$779	$2,632	$1,784

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and six-month periods ended March 29, 2008 and March 31, 2007 (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Change in fair value of derivatives	$(15)	$4	$(11)	$1
Adjustment for net losses realized and included in net income	(4)	—	(4)	(4)

Change in unrealized gain/loss on derivative instruments	$(19)	$4	$(15)	$(3)

The following table summarizes the components of accumulated other comprehensive income, net of taxes (in millions):

	March 29, 2008	September 29, 2007
Unrealized gains on derivative instruments	$(15)	$—
Cumulative foreign currency translation	105	70
Net unrealized losses on available-for-sale securities	(21)	(7)

Accumulated other comprehensive income	$69	$63

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards. As of March 29, 2008, approximately 55.1 million shares were reserved for future issuance under the 2003 Plan.

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

1997 Director Stock Option Plan

In August 1997, the Company’s Board of Directors adopted a Director Stock Option Plan (the “Director Plan”) for non-employee directors of the Company, which was approved by shareholders in 1998. Pursuant to the Director Plan, the Company’s non-employee directors are granted an option to acquire 30,000 shares of common stock upon their initial election to the Board (“Initial Options”). The Initial Options vest and become exercisable in three equal annual installments on each of the first through third anniversaries of the grant date. On the fourth anniversary of a non-employee director’s initial election to the Board and on each subsequent anniversary thereafter, the director will be entitled to receive an option to acquire 10,000 shares of common stock (“Annual Options”). Annual Options are fully vested and immediately exercisable on their date of grant. As of March 29, 2008, approximately 330,000 shares were reserved for future issuance under the Director Plan.

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

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized to be purchased in any calendar year is limited to a total of 3 million shares. As of March 29, 2008, approximately 6.6 million shares were reserved for future issuance under the Purchase Plan.

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

Stock Option and Award Activity

A summary of the Company’s stock option activity and related information for the six months ended March 29, 2008 is set forth in the following table (stock option amounts and aggregate intrinsic value are presented in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 29, 2007	67,827	49,751	$43.91
Restricted stock units granted	(5,936)	—	$—
Options granted	(7,623)	7,623	$171.38
Options cancelled	615	(615)	$89.00
Restricted stock units cancelled	552	—	$—
Options exercised	—	(7,255)	$25.31
Plan shares expired	(2)	—	$—

Balance at March 29, 2008	55,433	49,504	$65.71	4.56	$4,047,249

Exercisable at March 29, 2008		26,229	$29.97	3.56	$2,976,632
Expected to Vest after March 29, 2008		22,002	$97.01	5.69	$1,012,077

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options at time of exercise was $183 million and $1.1 billion for the three and six-month periods ended March 29, 2008, respectively, and $321 million and $612 million for the three and six-month periods ended March 31, 2007, respectively.

Shares of RSUs granted after April 2005 have been deducted from the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs granted. Similarly shares of RSUs cancelled have been added back to the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs cancelled.

Outstanding RSU balances were not included in the outstanding options balances in the preceding table. A summary of the Company’s RSU activity and related information for the six months ended March 29, 2008 is set forth in the following table (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 29, 2007	4,675	$52.98
Restricted stock units granted	2,968	$173.31
Restricted stock units vested	(2,078)	$23.64
Restricted stock units cancelled	(276)	$106.89

Balance at March 29, 2008	5,289	$129.45	$756,347

RSUs that vested during the three and six months ended March 29, 2008 had a fair value of $257 million and $300 million, respectively, as of the vesting date. There were no RSUs that vested during the three and six months ended March 31, 2007.

The Company recognized $132 million and $242 million of total stock-based compensation expense for the three and six-month periods ended March 29, 2008, respectively, and $63 million and $109 million of total stock-based compensation expense for the three and six-month periods ended March 31, 2007, respectively. Stock-based compensation expense capitalized as software development costs was not significant as of March 29, 2008 and March 31, 2007. The income tax benefit related to stock-based compensation expense was $50 million and $84 million for the three and six-month periods ended March 29, 2008, respectively, and was $14 million and $28 million for the three and six-month periods ended March 31, 2007, respectively. As of March 29, 2008, $1.3 billion of total unrecognized compensation cost related to outstanding stock options and RSUs is expected to be recognized over a weighted-average period of 3.15 years.

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

The weighted average assumptions used for the three and six-month periods ended March 29, 2008 and March 31, 2007 and the resulting estimates of weighted-average fair value per share of options granted and of employee stock purchase plan rights during those periods are as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Expected life of stock options	3.41 years	3.46 years	3.41 years	3.46 years
Expected life of stock purchase rights	6 months	6 months	6 months	6 months
Interest rate - stock options	2.60%	4.46%	3.55%	4.62%
Interest rate - stock purchase rights	3.40%	5.09%	4.17%	5.20%
Expected volatility - stock options	46.70%	37.40%	45.87%	37.77%
Expected volatility - stock purchase rights	38.08%	41.34%	34.57%	40.99%
Expected dividend yields	—	—	—	—

Weighted-average fair value of stock options granted during the period	$52.38	$29.65	$63.28	$29.83
Weighted-average fair value of employee stock purchase plan rights during the period	$49.01	$21.94	$37.95	$18.01

Note 6 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are for terms of 3 to 15 years and generally provide renewal options for terms of 3 to 7 additional years. Leases for retail space are generally for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 29, 2007, the Company’s total future minimum lease payments under noncancelable operating leases were $1.4 billion, of which $1.1 billion related to leases for retail space. As of March 29, 2008, total future minimum lease payments related to leases for retail space increased $192 million to $1.3 billion.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three and six-month periods ended March 29, 2008 and March 31, 2007 (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Beginning accrued warranty and related costs	$237	$288	$230	$284
Cost of warranty claims	(80)	(77)	(160)	(131)
Accruals for product warranties	61	60	148	118

Ending accrued warranty and related costs	$218	$271	$218	$271

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against itself or an indemnified third party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either March 29, 2008 or September 29, 2007.

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain liquid crystal displays (“LCDs”), certain optical drives, and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources, which subjects the Company to supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to, NAND flash memory, dynamic random access memory (“DRAM”), and certain LCDs, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of critical components at favorable pricing, and there is no guarantee that the Company will be able to extend or renew these agreements when they expire. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can adversely affect gross margins and operating margins. In addition, the Company uses some components that are not common to the rest of the global personal computer, consumer electronics and mobile communication industries, and new products introduced by the Company often utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. If the Company’s supply of a key single-sourced component were to be delayed or curtailed, or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company’s ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if producers were to decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. Finally, significant portions of the Company’s CPUs, iPods, iPhones, logic boards, and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company’s outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturing outsourcing for many of the Company’s key products, including but not limited to, assembly of most of the Company’s portable Mac computers, iPods, and iPhones. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments.

Long-Term Supply Agreements

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. The Company utilized $326 million of the prepayment as of March 29, 2008.

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

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of the customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $63 million and $40 million during the second quarters of 2008 and 2007, respectively, and $138 million and $76 million during the first six months of 2008 and 2007, respectively.

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

The Company has certain stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of nine high-profile stores as of March 29, 2008. Expenses allocated to corporate marketing resulting from the operations of these stores were $13 million and $10 million in the second quarters of 2008 and 2007, respectively, and $24 million and $20 million for the first six months of 2008 and 2007, respectively.

Summary information by operating segment is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Americas:
Net sales	$3,268	$2,467	$7,566	$5,988
Operating income	$918	$635	$2,091	$1,563
Europe:
Net sales	$1,780	$1,249	$4,251	$2,961
Operating income	$485	$298	$1,245	$688
Japan:
Net sales	$424	$284	$824	$569
Operating income	$125	$55	$233	$110
Retail:
Net sales	$1,451	$834	$3,152	$1,949
Operating income	$334	$164	$739	$423
Other Segments (a):
Net sales	$589	$430	$1,327	$912
Operating income	$143	$93	$342	$192

(a)	Other Segments consist of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Financial Statements is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Segment operating income	$2,005	$1,245	$4,650	$2,976
Stock-based compensation expense	(132)	(63)	(242)	(109)
Other corporate expenses, net (a)	(558)	(196)	(967)	(559)

Total operating income	$1,315	$986	$3,441	$2,308

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses including certain corporate expenses associated with support of the Retail segment.

Note 8 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of $30,000 and $580,000 in expenses pursuant to the Reimbursement Agreement during the three and six-month periods ended March 29, 2008, respectively, and $359,000 and $563,000 in expenses pursuant to the Reimbursement Agreement during the three and six-month periods ended March 31, 2007, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors.” The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007 (the “2007 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.apple.com/investor when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Executive Overview

The Company designs, manufactures, and markets personal computers, portable digital music players, and mobile communication devices and sells a variety of related software, services, peripherals, and networking solutions. The Company’s products and services include the Mac® line of desktop and portable computers, the iPod® line of portable digital music players, iPhone™, Apple TV®, Xserve® and Xserve RAID, a portfolio of consumer and professional software applications, the Mac OS® X operating system, third-party digital content through the iTunes Store™, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers.

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

The Company participates in several highly competitive markets, including personal computers with its Mac line of personal computers, consumer electronics with its iPod product family of portable digital music players, and distribution of third-party digital content through its online iTunes Store. With the introduction of iPhone in the third quarter of 2007, the Company has also begun to compete with mobile communication device companies that have substantial experience and technological and financial resources. While the Company is widely recognized as a leading innovator in the personal computer and consumer electronics markets as well as a leader in the emerging market for distribution of digital content, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development (“R&D”) and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company’s R&D spending is focused on further developing its existing Mac line of personal computers, its operating system, application software, and iPods; developing new digital lifestyle consumer and professional software applications; and investing in new product areas such as iPhone and wireless technologies. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Mac computers, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 208 stores open as of March 29, 2008.

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

The Company’s iPods are sold through a significant number of distribution points to provide broad access. iPods can be purchased in certain department stores, member-only warehouse stores, large retail chains, and specialty retail stores, as well as through the channels for Mac distribution listed above.

The Company began shipping iPhone in the U.S. during the third quarter of 2007 and in certain European countries during 2008. In certain countries, including the U.S., the Company has contracted with exclusive carriers to provide cellular network services for iPhone. iPhone is distributed through the Company and its cellular network carriers’ distribution channels.

Products

The Company offers a range of personal computing products including desktop and portable personal computers, related devices and peripherals, and various third-party hardware and software products. In addition, the Company offers its own software products including Mac OS X, the Company’s proprietary operating system software for the Mac; server software and related solutions; professional application software; and consumer, education and business oriented application software. Mac OS X Leopard is the sixth major release of Mac OS X and became available in October 2007. The Company also designs, develops and markets to Mac and Windows users its family of iPod digital music players and its iPhone mobile communication device, along with related accessories and services including the online distribution of third-party digital content through the Company’s iTunes Store.

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

In January 2008, the Company also announced iTunes® Movie Rentals, an online movie rental service that allows customers to rent movies from the iTunes Store. Rented movies can be watched on Macs, Windows-based computers, all current generation video-enabled iPods, iPhones and digitally enabled televisions using Apple TV.

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

The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that is reasonably believed to be collectible. The Company also records an allowance for all other trade receivables based on multiple factors including historical experience with bad debts, the general economic environment, the financial condition of the Company’s distribution channels, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition, if the Company becomes aware of additional information related to the credit-worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments were made.

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each fiscal quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The personal computer, consumer electronics and mobile communications industries are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs, which would negatively affect gross margins in the period when the write-downs were recorded.

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

The Company periodically provides updates to its applications and operating system software to maintain the software’s compliance with specifications. The estimated cost to develop such updates is accounted for as warranty cost that is recognized at the time related software revenue is recognized. Factors considered in determining appropriate accruals related to such updates include the number of units delivered, the number of updates expected to occur, and the historical cost and estimated future cost of the resources necessary to develop these updates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period. The BSM option-pricing model requires various judgmental assumptions including expected volatility, forfeiture rates, and expected option life. Significant changes in any of these assumptions could materially affect the fair value of stock-based awards granted in the future.

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

Net Sales

Net sales and Mac unit sales by operating segment and net sales and unit sales by product follow (net sales in millions, except per unit amounts, and unit sales in thousands):

	Three Months Ended			Six Months Ended
	March 29, 2008	March 31, 2007	Change	March 29, 2008	March 31, 2007	Change
Net Sales by Operating Segment (a):
Americas net sales	$3,268	$2,467	32%	$7,566	$5,988	26%
Europe net sales	1,780	1,249	43%	4,251	2,961	44%
Japan net sales	424	284	49%	824	569	45%
Retail net sales	1,451	834	74%	3,152	1,949	62%
Other Segments net sales (b)	589	430	37%	1,327	912	46%

Total net sales	$7,512	$5,264	43%	$17,120	$12,379	38%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	884	605	46%	1,725	1,230	40%
Europe Macintosh unit sales	627	433	45%	1,332	924	44%
Japan Macintosh unit sales	118	79	49%	209	149	40%
Retail Macintosh unit sales	458	275	67%	962	583	65%
Other Segments Macintosh unit sales (b)	202	125	62%	380	237	60%

Total Macintosh unit sales	2,289	1,517	51%	4,608	3,123	48%

Net Sales by Product:
Desktops (c)	$1,352	$914	48%	$2,867	$1,869	53%
Portables (d)	2,142	1,354	58%	4,179	2,809	49%

Total Macintosh net sales	3,494	2,268	54%	7,046	4,678	51%
iPod	1,818	1,689	8%	5,815	5,116	14%
Other music related products and services (e)	881	653	35%	1,689	1,287	31%
iPhone and related products and services (f)	378	—	NM	619	—	NM
Peripherals and other hardware (g)	412	309	33%	794	606	31%
Software, service, and other sales (h)	529	345	53%	1,157	692	67%

Total net sales	$7,512	$5,264	43%	$17,120	$12,379	38%

Unit Sales by Product:
Desktops (c)	856	626	37%	1,833	1,263	45%
Portables (d)	1,433	891	61%	2,775	1,860	49%

Total Macintosh unit sales	2,289	1,517	51%	4,608	3,123	48%

Net sales per Macintosh unit sold (i)	$1,526	$1,495	2%	$1,529	$1,498	2%

iPod unit sales	10,644	10,549	1%	32,765	31,615	4%

Net sales per iPod unit sold (j)	$171	$160	7%	$177	$162	9%

iPhone unit sales	1,703	—	NM	4,018	—	NM

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

(b)	Other Segments include Asia Pacific and FileMaker.
(c)	Includes iMac, Mac mini, Mac Pro, Power Mac, and Xserve product lines.
(d)	Includes MacBook, iBook, MacBook Air, MacBook Pro, and PowerBook product lines.
(e)	Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(f)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(g)	Includes sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.
(h)	Includes sales of Apple-branded operating system, application software, third-party software, AppleCare, and Internet services.
(i)	Derived by dividing total Mac net sales by total Mac unit sales.
(j)	Derived by dividing total iPod net sales by total iPod unit sales.
NM	= Not Meaningful

Net sales during the second quarter of 2008 increased $2.2 billion or 43% from the same period in 2007, and were up 38% or $4.7 billion for the first six months of 2008 compared to the same period in 2007. Several factors contributed to these increases, including the following:

•

Macintosh net sales increased $1.2 billion or 54% during the second quarter of 2008 and increased $2.4 billion or 51% during the first six months of 2008 compared to the same periods in 2007. Mac unit sales increased by 772,000 units or 51% during the second quarter of 2008 and increased 1.5 million units or 48% during the first six months of 2008 compared to the same periods in 2007. The increases in Mac net sales and unit sales were driven primarily by sales of the new MacBook Air, introduced in January 2008, and higher sales of the iMac and other Mac portable systems. The Mac unit growth rate of 51% and 48% in the second quarter of 2008 and the first six months of 2008, respectively, exceeded the estimated growth rate of the overall personal computer industry during those timeframes reflecting strong customer demand for the Company’s Mac products. Net sales and unit sales of the Company’s portable systems increased 58% and 61%, respectively, during the second quarter of 2008, and increased 49% each during the first six months of 2008 compared to the same periods in 2007 from higher sales of portable systems in all of the Company’s operating segments. Performance of the Company’s desktop systems was also strong, with increased net sales and unit sales of 48% and 37%, respectively, during the second quarter of 2008, and 53% and 45%, respectively, during the first six months of 2008 compared to the same periods in 2007. Strong growth in net sales and unit sales of desktop systems was due primarily to strong demand for the iMac, which was updated in August 2007. Net sales per Mac unit sold increased by 2% for the second quarter and first six months of 2008, compared to the same periods in 2007 due primarily to a shift in product mix to higher-priced portable systems, particularly the MacBook Pro and MacBook Air.

•

Net sales of iPods increased $129 million or 8% during the second quarter of 2008 and increased $699 million or 14% during the first six months of 2008 compared to the same periods in 2007, due primarily to strong sales of the iPod touch, which was introduced in September 2007. iPod unit sales increased 1% to 10.6 million for the second quarter of 2008 and increased 4% to 32.8 million for the first six months of 2008, as compared to the same periods in 2007. Net sales per iPod unit sold increased 7% and 9% during the second quarter and the first six months of 2008, respectively, resulting from a shift in product mix toward higher priced iPods, particularly a shift from the iPod shuffle to the iPod touch.

•

Net sales of iPhone and related products and services were $378 million and $619 million in the second quarter and first six months of 2008, respectively, with iPhone handset unit sales totaling 1.7 million and 4.0 million during the second quarter and first six months of 2008, respectively. During 2008 sales of iPhone expanded beyond the U.S. to certain European countries. iPhone net sales include the portion of handset revenue recognized in accordance with subscription accounting over the product’s 24-month estimated economic life, as well as revenue from sales of iPhone accessories and carrier agreements.

•

Net sales of other music related products and services increased $228 million or 35% during the second quarter of 2008 and increased $402 million or 31% during the first six months of 2008 compared to the same periods in 2007, due primarily to increased net sales from the iTunes Store. The Company believes this success is the result of heightened consumer interest in downloading third-party digital content, as well as the expansion of third-party audio and video content available for sale and rent via the iTunes Store.

•

Net sales of peripherals and other hardware increased $103 million or 33% during the second quarter of 2008 and increased $188 million or 31% during the first six months of 2008 compared to the same periods in 2007, due primarily to an increase in wireless networking products and other hardware accessories, including printers and scanners.

•

Net sales of software, service, and other sales rose $184 million or 53% during the second quarter of 2008 and increased $465 million or 67% during the first six months of 2008 compared to the same periods in 2007. This growth was driven largely by strong demand for Mac OS X Leopard, which was released in the first quarter of 2008, increased Internet services and other Apple-branded and third-party software products, and increased net sales of AppleCare Protection Plan (“APP”) extended service and support contracts, which was attributable to higher overall Mac sales.

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

Americas

Net sales in the Americas segment during the second quarter of 2008 increased $801 million or 32%, compared to the same period in 2007, while Americas Mac unit sales increased 46% year-over-year. The increase in net sales during the second quarter of 2008 was attributable primarily to higher sales of Mac portable and desktop systems, iPhone and sales from the iTunes Store. The increase in net sales of Mac portable systems is attributable primarily to sales of the new MacBook Air, which was introduced in January 2008. Net sales and unit sales of iPods remained relatively flat as compared to the second quarter of 2007. During the second quarters of 2008 and 2007, the Americas segment represented 44% and 47%, respectively, of the Company’s total net sales.

During the first six months of 2008, net sales in the Americas segment increased $1.6 billion or 26% compared to the same period in 2007, while Americas Mac unit sales increased 40% during the same period in 2007. The increase in net sales during the first six months of 2008 was attributable primarily to the significant year-over-year increase in sales of all Mac portable systems, the iMac, iPhone and content from the iTunes Store. During the first six months of 2008, unit sales of iPods remained relatively flat while net sales of iPods increased due to higher average selling prices as compared to the same period in 2007. The higher average selling prices were due to strong demand for the iPod touch, which was introduced at the high end of the iPod product line in September 2007. The Americas segment represented approximately 44% and 48% of the Company’s total net sales for the first six months of 2008 and 2007, respectively.

Europe

Net sales in Europe increased $531 million or 43% during the second quarter of 2008 compared to the same period in 2007, while total Mac unit sales in Europe increased 45% on a year-over-year basis. The increase in net sales was due mainly to strong growth in net sales of all Mac portable and desktop systems, as well as increased sales of iPhone and sales from the iTunes Store. The increase in net sales of desktop and portable systems is attributable primarily to the strong demand for the iMac and the new MacBook Air, which was introduced in January 2008. A weaker U.S. dollar also contributed to the increase in overall net sales.

For the first six months of 2008, net sales and unit sales in Europe increased 44% compared to the same period in 2007. These increases were due mainly to strong growth in net sales of all Mac portable and desktop systems, strong demand for iPhone, and increased sales from the iTunes Store. Although unit sales of iPods remained relatively flat, net sales of iPods increased due to the strong demand for the iPod touch during the first six months of 2008.

Japan

Japan’s net sales increased $140 million or 49% during the second quarter of 2008 and $255 million or 45% during the first six months of 2008 compared to the same periods in 2007. Additionally, Mac unit sales grew 49% and 40% during the second quarter and first six months of 2008, respectively, compared to the same periods in 2007. These increases were attributed to growth in all of the Mac desktop and portable systems particularly the iMac, MacBook, and the new MacBook Air, which was introduced in January 2008. Net sales and unit sales of iPods increased during the second quarter and first six months of 2008 compared to the same periods in 2007, driven by strong demand for the iPod touch and iPod nano. In addition, strong sales from the iTunes Store and the weaker U.S. dollar contributed to the increase in overall net sales.

Retail

Retail net sales grew by 74% during the second quarter of 2008 compared to the same period in 2007 due primarily to a 67% increase in Mac unit sales, as well as strong sales of iPhone and increased sales in accessories. The Company opened 4 new retail stores during the second quarter of 2008, ending the quarter with 208 stores open compared to 177 stores at the end of the second quarter of 2007. With an average of 205 stores and 172 stores open during the second quarter of 2008 and 2007, respectively, average revenue per store was $7.1 million for the second quarter of 2008, compared to $4.8 million in the second quarter of 2007.

Retail net sales and Mac unit sales grew by 62% and 65%, respectively, during the first six months of 2008 compared to the same period in 2007 due primarily to strong demand for the iPod touch, iPhone, and Mac desktop and portable systems. Average revenue per store increased to $15.5 million for the first six months of 2008 based on an average of 203 stores, up from $11.4 million in the first six months of 2007 based on an average of 171 stores.

The Retail segment reported operating income of $334 million during the second quarter of 2008 compared to operating income of $164 million during the second quarter of 2007, and reported operating income of $739 million during the first six months of 2008 compared to $423 million during the first six months of 2007. The increased profit in the second quarter and first six months of 2008 was attributable primarily to higher sales and an increase in gross margin percentage due to favorable standard costs experienced by the Company overall and expense leverage, offset partially by increased spending on store personnel.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since its inception totaled $1.2 billion through the end of the second quarter of 2008. As of March 29, 2008, the Retail segment had approximately 12,000 full-time equivalent employees and had outstanding lease commitments associated with retail space of $1.3 billion. The Company would incur substantial costs if it were to close multiple retail stores. Such costs could adversely affect the Company’s financial condition and operating results.

Other Segments

The Company’s Other Segments, which consist of its Asia Pacific and FileMaker operations, experienced an increase in net sales of $159 million, or 37% during the second quarter of 2008 as compared to the same period in 2007, and increased 46% or $415 million to $1.3 billion during the first six months of 2008 compared to the same period in 2007. These increases are related primarily to strong growth in sales of all Mac portable systems, the iMac and the iPod touch in the Company’s Asia Pacific region.

Gross Margin

Gross margin for the three and six-month periods ended March 29, 2008 and March 31, 2007 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Net sales	$7,512	$5,264	$17,120	$12,379
Cost of sales	5,038	3,415	11,314	8,310

Gross margin	$2,474	$1,849	$5,806	$4,069

Gross margin percentage	32.9%	35.1%	33.9%	32.9%

Gross margin percentage for the second quarter of 2008 was 32.9% compared to 35.1% for the second quarter of 2007. The gross margin percentage for the second quarter of 2008 was down 2.2 percentage points from the second quarter of 2007 as a result primarily of pricing actions, more richly configured products, and higher other manufacturing, logistic, and support costs.

The Company expects its gross margin percentage to continue to decrease in future periods, as compared to levels achieved during 2007 and the first half of 2008, due in part to the anticipated impact of product transitions, reduced product pricing and both expected and potential future cost increases for key components.

The foregoing statements regarding the Company’s expected gross margin percentage are forward-looking and could differ from anticipated levels because of several factors, including certain of those set forth below in Part II, Item 1A, “Risk Factors” under the subheading “Future operating results depend upon the Company’s ability to obtain key components, including microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities,” which is incorporated herein by reference. There can be no assurance that targeted gross margin percentage levels will be achieved. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global pricing pressures, increased competition, compressed product life cycles, product transitions and expected increases in the cost of key components, including, but not limited to, microprocessors, NAND flash memory, dynamic random access memory (“DRAM”) and liquid crystal displays (“LCDs”), as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to these competitive pressures, the Company expects it will continue to take pricing actions with respect to its products. Gross margins could also be affected by the Company’s ability to effectively manage product quality and warranty costs and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three and six-month periods ended March 29, 2008 and March 31, 2007 were as follows (in millions, except for percentages):

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Research and development	$273	$183	$519	$367
Percentage of net sales	4%	3%	3%	3%
Selling, general, and administrative expenses	$886	$680	$1,846	$1,394
Percentage of net sales	12%	13%	11%	11%

Research and Development (“R&D”)

Expenditures for R&D increased 49% or $90 million to $273 million in the second quarter of 2008 compared to the same period in 2007, and increased 41% or $152 million to $519 million during the first six months of 2008 compared to the same period in 2007. These increases were due primarily to an increase in R&D headcount in the current year to support expanded R&D activities and higher stock-based compensation expenses. In addition, R&D expense for the first half of 2007 excluded $27 million of capitalized software development costs related to Mac OS X Leopard and iPhone. No software development costs were capitalized in 2008. Although total R&D expense increased 49%, it remained relatively flat as a percentage of net sales given the 43% and 38% increases in revenue in the second quarter and first six months of 2008 compared to the same periods in 2007. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General, and Administrative Expense (“SG&A”)

SG&A expenditures increased $206 million or 30% and $452 million or 32%, respectively, for the second quarter and the first six months of 2008 compared to the same periods in 2007. These increases are due primarily to higher stock-based compensation expenses, higher variable selling expenses resulting from the significant year-over-year increase in total net sales for the second quarter and first six months of 2008, the Company’s continued expansion of its Retail segment in both domestic and international markets, and higher spending on marketing and advertising.

Other Income and Expense

Total other income and expense increased $14 million or 9% to $162 million during the second quarter of 2008 compared to the same period in 2007, and increased $88 million or 32% during the first six months of 2008 compared to the same period in 2007. These increases are attributable primarily to higher interest income from the larger cash and short-term investment balances despite lower investment yields resulting from declining market interest rates. The weighted-average interest rate earned by the Company on its cash, cash equivalents and short-term investments decreased to 3.93% in the second quarter of 2008 from 5.28% in the second quarter of 2007.

Provision for Income Taxes

The Company’s effective tax rate for the second quarter and the first six months of 2008 was approximately 29% and 31%, respectively, compared to approximately 32% and 31% for the three and six months ended March 31, 2007, respectively. The Company’s effective rate for both periods in 2008 differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

The Internal Revenue Service (the “IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2002 through 2003 and proposed certain adjustments. The Company intends to contest certain of these adjustments through the IRS Appeals Office. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Should any issues addressed in the Company’s tax audits be resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 allows companies to choose to elect measuring eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 159, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (“SFAS No. 161”), which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is required to be adopted by the Company beginning in the second quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 161, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	March 29, 2008	September 29, 2007
Cash, cash equivalents, and short-term investments	$19,448	$15,386
Accounts receivable, net	$1,593	$1,637
Inventory	$364	$346
Working capital	$17,102	$12,676

As of March 29, 2008, the Company had $19.4 billion in cash, cash equivalents, and short-term investments, an increase of $4.1 billion over the same balance at the end of September 29, 2007. The principal components of this net increase were cash generated by operating activities of $4 billion, proceeds from the issuance of common stock under stock plans of $233 million, and excess tax benefits from stock-based compensation of $445 million. These increases were offset partially by purchases of property, plant, and equipment and purchases of intangible assets of $384 million and $63 million, respectively. The Company’s short-term investment portfolio is invested primarily in highly rated securities. As of March 29, 2008 and September 29, 2007, $8.7 billion and $6.5 billion, respectively, of the Company’s cash, cash equivalents, and short-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s cash payments for capital asset purchases were $384 million during the first six months of 2008, consisting of approximately $138 million for retail store facilities and $246 million for corporate infrastructure, including information systems enhancements. The Company currently anticipates it will utilize approximately $1.25 billion for capital asset purchases during 2008, including approximately $400 million for expansion of the Company’s Retail segment, and approximately $850 million to support normal replacement of existing capital assets, including manufacturing related equipment and enhancements to general information technology infrastructure.

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

Lease Commitments

As of September 29, 2007, the Company had total outstanding commitments on noncancelable operating leases of approximately $1.4 billion, $1.1 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are generally for terms of 3 to 15 years and generally provide renewal options for terms of 3 to 7 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space increased to $1.3 billion as of March 29, 2008.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to produce sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. In addition, the Company has an off-balance sheet warranty obligation for products accounted for under subscription accounting pursuant to SOP No. 97-2 whereby the Company recognizes warranty expense as incurred. As of March 29, 2008, the Company had outstanding off-balance sheet third-party manufacturing commitments, component purchase commitments, and estimated warranty obligations of $3.3 billion.

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. The Company utilized $326 million of the prepayment as of March 29, 2008.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of March 29, 2008, the Company estimated that gross expected future cash flows of approximately $26 million would be required to fulfill these obligations.

Other Obligations

Other outstanding obligations were approximately $101 million as of March 29, 2008, primarily related to Internet and telecommunications services.

During the first quarter of 2008, the Company adopted the provisions of FIN 48. The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities, but beginning with the adoption of FIN 48 the Company has reclassified gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the Condensed Consolidated Balance Sheet. As of March 29, 2008, the Company recorded gross unrecognized tax benefits of $465 million and gross interest and penalties of $234 million, both of which are classified as non-current liabilities in the Condensed Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

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

The Company’s market risk profile has not changed significantly during the first six months of 2008.

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

The Company’s short-term investment policy and strategy attempts primarily to preserve capital and meet liquidity requirements. A portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy and to an objective market benchmark. The Company’s internal portfolio is benchmarked against external manager performance, allowing for differences in liquidity needs.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents; while highly liquid investments with initial maturities greater than three months at the date of purchase are classified as short-term investments. As of March 29, 2008 and September 29, 2007, approximately $2.8 billion and $1.9 billion, respectively, of the Company’s short-term investments had underlying maturities ranging from one to five years. The remainder all had underlying maturities of less than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three and six-month periods ended March 29, 2008 and March 31, 2007 related to such sales.

Foreign Currency Risk

In general, the Company is a net receiver of currencies other than the U.S. dollar. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, will negatively affect the Company’s net sales and gross margins as expressed in U.S. dollars. There is also a risk that the Company will have to adjust local currency product pricing due to competitive pressures when there has been significant volatility in foreign currency exchange rates.

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company’s practice is to hedge a majority of its material foreign exchange exposures, typically for 3 to 6 months. However, the Company may choose to not hedge certain foreign exchange exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 29, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 29, 2008, the end of the quarterly period covered by this report, the Company is subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the second quarter of 2008 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

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

Birdsong v. Apple Computer, Inc.

This action alleges that the Company’s iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users. The Birdsong action was initially filed on January 30, 2006 in the United States District Court for the Western District of Louisiana asserting Louisiana causes of action on behalf of a purported Louisiana class of iPod purchasers. A similar action (Patterson v. Apple Computer, Inc.) was filed on January 31, 2006 in the United States District Court for the Northern District of California asserting California causes of action on behalf of a purported class of all iPod purchasers within the four-year period before January 31, 2006. The Birdsong action was transferred to the Northern District of California, and the Patterson action was dismissed. An amended complaint was subsequently filed in Birdsong, dropping the Louisiana law-based claims and adding California law-based claims equivalent to those in Patterson. After the Company filed a motion to dismiss on November 3, 2006, plaintiffs agreed not to oppose the motion and filed a second amended complaint on January 16, 2007. That complaint alleges California law-based claims for breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act and negligent misrepresentation on behalf of a putative nationwide class and a

Louisiana law-based claim for redhibition for a Louisiana sub-class. On March 1, 2007, the Company filed a motion to dismiss the California law-based claims, which was heard on June 4, 2007. On December 14, 2007, the Court issued an order granting the Company’s motion, with leave to amend the complaint. Plaintiffs filed a third amended complaint on January 11, 2008. On February 15, 2008, the Company filed a motion to dismiss the third amended complaint. A hearing on the motion to dismiss took place on April 21, 2008. The Court has not yet issued a ruling.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec. At the request of plaintiffs’ counsel, the Court has postponed class certification proceedings in this action indefinitely.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties. Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract and violation of the Song-Beverly Consumer Warranty Act. Plaintiffs requested unspecified damages and other relief. On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. On May 2, 2005, plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §16700 et seq.) and a claim for false advertising. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted plaintiffs leave to amend and they filed an amended complaint on December 29, 2005. Plaintiffs’ amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple retail stores. Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the Consumer Legal Remedies Act, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act, and alleged new causes of action for fraud, conversion, and breach of the implied covenant of good faith and fair dealing. The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action. Plaintiffs filed an amended complaint adding one new plaintiff. The Company filed a demurrer, which was granted in part on September 9, 2006. Plaintiffs filed a further amended complaint on September 21, 2006. On October 2, 2006, the Company filed an answer denying all allegations and asserting numerous affirmative defenses. On November 30, 2007, the Company filed a motion for judgment on the pleadings, which the Court denied. Plaintiffs filed a Fifth Amended Complaint on March 19, 2008 and a Corrected Fifth Amended Complaint on April 1, 2008. The Company filed an answer to the Corrected Fifth Amended Complaint on April 18, 2008. The Court has scheduled the class certification hearing on the purported consumer class for October 17, 2008.

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

On March 30, 2007, the European Commission issued Statements of Objections to the major record labels, Apple Inc. and iTunes S.à.r.l. In the Statements of Objections, the Commission challenges provisions in the agreements pursuant to which each major record company authorizes iTunes S.à.r.l. to distribute digital music downloads through the iTunes Store. The Commission contends that, because of these provisions, residents of the European Economic Area are only permitted to buy music from the iTunes Store for the country that issued the customer’s credit card. The Commission contends that these provisions are territorial sales restrictions which violate Article 81 of the European Community Treaty. The Commission seeks fines and behavioral relief. The Company filed its responses to the Statements of Objections on June 20, 2007. A hearing on the Statements of Objections took place in Brussels, Belgium on September 19, 2007. On January 9, 2008, the Company announced that it planned to equalize the price of iTunes Store content throughout Europe within six months. That same day, the Commission announced its intent to close the investigation. On March 27, 2008, the Commission notified the Company that the cases have been closed.

Gordon v. Apple Computer, Inc.

Plaintiff filed this purported class action on August 31, 2006 in the United States District Court for the Northern District of California, San Jose Division, on behalf of a purported nationwide class of consumers who purchased 65W Power Adapters for iBooks and Powerbooks between November 2002 and the present. The complaint alleges various problems with the 65W Adapter, including fraying, sparking, and premature failure. Plaintiffs allege violations of California Business & Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act, the Song-Beverly Consumer Warranty Act and breach of warranties. The complaint seeks damages and equitable relief. The Company filed an answer on October 20, 2006 denying the material allegations and asserting numerous affirmative defenses. The Company has reached a settlement of this matter and the parties have received preliminary court approval for the settlement. The parties await final court approval for the settlement. Settlement of this matter will not have a material effect on the Company’s financial condition or operating results.

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

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. Patent 5,280,371 entitled “Directional Diffuser for a Liquid Crystal Display.” Plaintiffs seek unspecified damages and other relief. The Company filed an answer on December 21, 2004 denying all material allegations and asserting numerous affirmative defenses. The Company has tendered the case to several liquid crystal display manufacturer suppliers. On May 18, 2005 the Court stayed the case against the Company and the other non-manufacturer defendants. Plaintiffs filed an amended complaint on November 7, 2005 adding additional defendants and expanding the scope of the accused products. The Company’s response to the amended complaint is not yet due. On April 2, 2008, the Court lifted the stay for the purpose of determining whether the liquid crystal display manufacturer suppliers used by the Company and certain other defendants are licensed under the ‘371 patent.

In re Apple Computer, Inc. Derivative Litigation (formerly Karant v. Jobs, et al. and Related Actions) (Federal Action)

On June 30, 2006, a putative derivative action captioned Karant v. Jobs, et. al., was filed in the United States District Court for the Northern District of California, San Jose Division. A number of related actions were filed in the subsequent weeks and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, Master File No. C-06-04128-JF before the Hon. Jeremy Fogel. The actions were filed after the Company’s announcement on June 29, 2006 that an internal investigation had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, that a special committee of the Company’s outside directors had retained independent counsel to perform an investigation and that the Company had informed the Securities and Exchange Commission. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants, insider trading, and issuing false financial statements. The Company is named as a nominal defendant. The consolidated complaint alleges various causes of action under federal and California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, gross mismanagement, rescission, constructive fraud and waste of corporate assets, as well as claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek damages, disgorgement, restitution and imposition of a constructive trust. A Consolidated Shareholder Derivative Complaint was filed on December 18,

2006, and a First Amended Shareholder Derivative Complaint was filed on March 6, 2007. Defendants filed a motion to dismiss on April 20, 2007, which was heard on September 7, 2007. On November 19, 2007, the Court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on December 19, 2007. Defendants filed motions to dismiss the amended complaint on January 25, 2008. No hearing date is currently set.

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

On November 3, 2006, the Boston Retirement Board, a purported shareholder, filed a petition for writ of mandate against the Company in California Superior Court for the County of Santa Clara (Boston Retirement Board v. Apple Computer Inc.). The petition sought to compel the Company to allow inspection of certain corporate records relating to the Company’s option practices and the Special Committee’s investigation. Following a trial held on September 24, 2007, the Court granted the petition for inspection but narrowed the scope of the records to be produced. On April 16, 2008, the Boston Retirement Board filed a derivative action in California Superior Court for the County of Santa Clara.

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

The two California State Court actions were coordinated on May 4, 2006, and assigned to the Hon. Carl West in Los Angeles Superior Court. Plaintiffs filed a Consolidated Amended Class Action Complaint on June 8, 2006, alleging violations of California state consumer protection, unfair competition, false advertising and warranty laws and claiming unjust enrichment. The Consolidated Complaint alleges a putative plaintiff class of all California residents who own an iPod nano containing a manufacturing defect that results in the nano being susceptible to excessive scratching. The Company answered the Consolidated Amended Complaint on October 6, 2006. The Court has scheduled the class certification hearing on the purported consumer class for September 26, 2008.

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

Plaintiff filed a purported class action on June 7, 2005, in Superior Court, in Montreal, Quebec, Canada allegedly on behalf of Quebec customers claiming false advertising and breach of warranty relating to iPod battery life. Plaintiff sought authorization to institute a class action on behalf of Generations 1, 2 and 3 iPod owners in Quebec. On February 2, 2006, the Court dismissed plaintiff’s motion for authorization to institute a class action. Plaintiff appealed this ruling. The Company has reached a settlement of this matter and the parties have obtained preliminary court approval for the settlement. Settlement of this matter will not have a material effect on the Company’s financial condition or operating results.

Two similar complaints relative to iPod battery life, Wolfe v. Apple and Hirst v. Apple, were filed in Toronto, Ontario, Canada on August 15, 2005 and September 12, 2005, respectively. Counsel subsequently amended the complaint, now called Waddell vs. Apple. The Waddell lawsuit is brought on behalf of all Canadian purchasers other than Quebec purchasers. On January 17, 2006, the Company filed its statement of defence to the Waddell complaint. In addition, a similar complaint regarding iPod battery life, Hamilton v. Apple Computer, Inc. and Apple Canada, Inc. was filed in Calgary, Alberta, Canada on October 5, 2005, purportedly on behalf of all purchasers of iPods in Alberta, Canada. The complaint was served on September 27, 2006. The Company has reached a settlement of these matters and the parties have obtained preliminary court approval for the settlement. Settlement of these matters will not have a material effect on the Company’s financial condition or operating results.

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

On December 19, 2005, Tom Santos filed a Fifth Amended Complaint on his own behalf (not on behalf of Macadam) alleging fraud, violations of California Business & Professions Code §17200 (unfair competition),

California Business & Professions Code §17500 (false advertising) and the Consumer Legal Remedies Act. The Company filed a demurrer to Santos’ amended complaint and a special motion to strike the defamation cause of action on January 20, 2006. The Court sustained the demurrer in part but denied the special motion to strike. Santos filed a Sixth Amended Complaint on July 14, 2006. The Company filed a demurrer, which was sustained on September 9, 2006. Santos filed a Seventh Amended Complaint in late September 2006. The Company filed a motion to strike, which was granted in part and denied in part on December 15, 2006. Santos filed an Eighth Amended Complaint on January 29, 2007. The Company filed a demurrer, which was heard on May 7, 2007. The court sustained the demurrer, and Santos filed a Ninth Amended Complaint on July 11, 2007. The Company filed a demurrer, which was overruled. The Company’s answer to the Ninth Amended Complaint is not yet due. The Company also filed a cross complaint against Santos on January 20, 2006 alleging violations of California Business & Professions Code §17200 and California Penal Code §502, fraud and deceit and breach of contract. The case is set for trial on August 25, 2008.

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

Quantum Technology Management, Ltd. v. Apple Computer, Inc.

Plaintiff filed this action on December 21, 2005 in the United States District Court for the District of Maryland against the Company and Fingerworks, Ltd., alleging infringement of U.S. Patent No. 5,730,165 entitled “Time Domain Capacitive Field Detector.” The complaint seeks unspecified damages and other relief. On May 11, 2006, Quantum filed an amended complaint adding Cypress Semiconductor/MicroSystems, Inc. as a defendant. On July 31, 2006, the Company filed an answer denying all material allegations and asserting numerous affirmative defenses and also filed counterclaims for non-infringement and invalidity. On November 30, 2006, plaintiff filed a reply to the Company’s counterclaims and a More Definite Statement. A Markman hearing was held on May 16, 2007. On June 7, 2007, the Court issued a claim construction ruling, and also issued an order invalidating six of plaintiff’s asserted patent claims in response to the Company’s motion for partial summary judgment of invalidity. On November 28, 2007, the Company filed a motion for summary judgment for non-infringement and invalidity, and a motion for summary judgment related to Quantum’s state-law claims. On December 27, 2007, Quantum filed a motion for summary judgment for infringement on one patent claim. In March 2008, Quantum was acquired by Atmel Corporation. Trial is scheduled for October 27, 2008.

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

SP Technologies LLC v. Apple Inc.

Plaintiff filed this action against the Company on August 2, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 6,784,873 entitled “Method and Medium for Computer Readable Keyboard Display Incapable of User Termination.” The complaint seeks unspecified damages and other relief. The Company filed an answer on October 23, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. On February 11, 2008, Plaintiff filed an amended complaint, alleging infringement of an additional patent, U.S. Patent No. 6,987,986 entitled “Cellular Telephone, Personal Digital Assistant with Dual Lines for Simultaneous Uses.” The Company filed an answer to the amended complaint on February 29, 2008, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing is set for September 18, 2008, and trial is scheduled for June 1, 2009.

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, seeking authorization to institute a class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004 but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy. A class certification hearing took place January 13, 2006. On February 24, 2006, the Court granted class certification and notice was published during the last week of March 2006. The trial was conducted on October 15 and 16, 2007. On January 11, 2008, the Court issued a ruling in plaintiff’s favor. The Court ruled that despite the Company’s good faith efforts with the levy refund program, the Company must pay the amount claimed, and that the class is comprised of 20,000 persons who purchased an iPod in Quebec between December 12, 2003 and December 14, 2004. The Court ordered the Company to submit a statement of account showing the amount received by the Canadian Private Copying Collective, and the amount that has already been paid to class members in Quebec under the Company’s levy refund program. The Court also ordered the parties to submit further briefing regarding the collective recovery award by February 23, 2008. On February 11, 2008, the Company filed an appeal.

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

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Somers v. Apple Inc.

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

A related class action complaint, Somers v. Apple Inc., was filed on December 31, 2007 in the United States District Court for the Northern District of California, alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. The complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition) and the California Consumer Legal Remedies Act. Plaintiff seeks unspecified damages and other relief. On February 21, 2008, the Company filed an answer denying all material allegations and asserting numerous defenses.

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

Vogel v. Jobs et al.

Plaintiff filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. On January 19, 2007, the Court appointed the New York City Employees’ Retirement System as lead plaintiff. On March 23, 2007, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Section 14(a) and 20(a) of the Securities Exchange Act as well as state law. The Consolidated Complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. Defendants filed a motion to dismiss on June 8, 2007, which was heard on September 7, 2007. On November 14, 2007, the Court issued an order dismissing all securities claims with prejudice, and held that any amended complaint could only be styled as a derivative case. On December 14, 2007, plaintiff filed a motion for leave to file a first amended consolidated class action complaint. On January 23, 2008, defendants filed an opposition to plaintiff’s motion. Plaintiff’s motion was heard on March 21, 2008. The Court has not yet issued a ruling.

Item 1A.	Risk Factors

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The matters relating to the Company’s past stock option practices and the restatement of the Company’s consolidated financial statements may result in additional litigation.

The findings from the Company’s investigation into its past stock option granting practices and the resulting restatement of prior financial statements in the Company’s Annual Report on Form 10-K for the fiscal year September 30, 2006 (the “2006 Form 10-K”) have exposed the Company to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part II, Item 1, “Legal Proceedings,” several derivative complaints and a class action complaint have been filed in state and federal courts against the Company and certain current and former directors and executive officers pertaining to allegations relating to past stock option grants. The Company has provided the results of its investigation to the Securities and Exchange Commission (the “SEC”) and the United States Attorney’s Office for the Northern District of California, and the Company has responded to their requests for documents and additional information. The Company intends to continue to provide its full cooperation.

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

No assurance can be given regarding the outcomes from litigation relating to the Company’s past stock option practices. These and related matters have required, and will continue to require, the Company to incur substantial expenses for legal, accounting, tax, and other professional services, and may divert management’s attention from the Company’s business. If the Company is subject to adverse findings, it could be required to pay damages and penalties and might face additional remedies that could harm its financial condition and operating results.

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

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of new innovative products and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its personal computers, consumer electronics, and mobile communication devices, including the hardware, operating system, several software applications, and related services. As a result, the Company must make significant investments in research and development. By contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures. If the Company is unable to continue to develop and sell innovative new products with attractive margins, its financial condition and operating results may be materially adversely affected.

In the market for personal computers and peripherals, the Company faces a significant number of competitors, many of which have broader product lines and larger installed customer bases. Consolidation in this market has resulted in larger and potentially stronger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. The Company also faces increased competition in key market segments, including consumer, education, professional and consumer digital video editing, and design and publishing. An increasing number of Internet devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products.

The Company is currently the only maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers using competing operating systems, most notably Windows. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve the Mac platform to maintain design and functional advantages. Use of unauthorized copies of the Mac OS on other companies’ hardware products may result in decreased demand for the Company’s hardware products, and could materially adversely affect the Company’s financial condition and operating results.

The Company is currently focused on opportunities related to digital content distribution, consumer electronic devices, including iPod and Apple TV, and mobile communication devices, including iPhone. The Company faces substantial competition from companies that have significant technical, marketing, distribution, and other resources, as well as established hardware, software, and digital content supplier relationships. The Company also competes with illegitimate ways to obtain digital content. The Company expects competition to intensify as competitors attempt to imitate the Company’s approach to providing these components seamlessly within their individual offerings or work collaboratively to offer integrated solutions. Some current and potential competitors have substantial resources and experience, and they may be able to provide such products and services at little or no profit or even at a loss. There can be no assurance the Company will be able to continue to provide products and services that compete effectively.

To remain competitive and stimulate customer demand, the Company must successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the personal computer, consumer electronics and mobile communication industries, the Company must continually introduce new products and technologies, enhance existing products, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors, including timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new products and production ramp issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect of new product introductions and transitions on its financial condition and operating results.

The Company faces substantial inventory and other asset risk.

The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrues necessary cancellation fee reserves for orders of excess products and components. The Company also reviews its long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment has occurred, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although the Company believes its inventory, asset, and related provisions are currently adequate, no assurance can be given that, given the rapid and unpredictable pace of product obsolescence in the global personal computer, consumer electronics, and mobile communication industries, the Company will not incur additional inventory or asset related charges. Such charges have had, and could have, a material adverse effect on the Company’s financial condition and operating results.

The Company must order components for its products and build inventory in advance of product announcements and shipments. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, and open orders based on projected demand. Such purchase commitments typically cover forecasted component and manufacturing requirements for 30 to 150 days. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient inventories of components or products. The Company’s financial condition and operating results have been in the past and could be in the future materially adversely affected by the Company’s ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Future operating results depend upon the Company’s ability to obtain key components, including microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities.

Because the Company currently obtains certain key components, including microprocessors, enclosures, certain liquid crystal displays (“LCDs”), certain optical drives, and application-specific integrated circuits (“ASICs”), from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources, including NAND flash memory, dynamic random access memory (“DRAM”) and LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of key components including, but not limited to, microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on favorable terms upon expiration or otherwise obtain favorable pricing in the future. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can have a material adverse effect on its financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2007 and the first half of 2008, due in part to the anticipated impact of product transitions, reduced product pricing and both expected and potential future cost increases for key components. For additional information refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin,” which is incorporated herein by reference.

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

Most of the Company’s components and products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the U.S., and are geographically concentrated in single locations. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. In addition, the Company relies on third-party manufacturers to adhere to the Company’s supplier code of conduct. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could have a material adverse effect on the Company’s reputation, financial condition and operating results.

Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Cork, Ireland, and by external vendors in California, Korea, China and the Czech Republic. Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Japan, Korea, Malaysia, Philippines, Taiwan, Thailand and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the Company’s portable products, including MacBook Pro, MacBook, MacBook Air, iPod and iPhone. If manufacturing or logistics in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s financial condition and operating results could be materially adversely affected.

The Company relies on third-party digital content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with third parties to offer their digital content through the Company’s iTunes Store. The Company pays substantial fees to obtain the rights to this content. The Company’s licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the total cost of, such content. If the Company is unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach, the Company’s financial condition and operating results may be materially adversely affected.

Many third-party content providers require that the Company provide certain digital rights management (“DRM”) and other security solutions. If these requirements change, the Company may have to develop or license new technology to provide these solutions. There is no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner. In addition, certain countries have passed or may propose legislation that would force the Company to license its DRM, which could lessen the protection of content and subject it to piracy and also could affect arrangements with the Company’s content providers.

The Company relies on access to third-party patents and intellectual property, and the Company’s future results could be materially adversely affected if it is alleged or found to have infringed intellectual property rights.

Many of the Company’s products are designed to include third-party intellectual property, and in the future the Company may need to seek or renew licenses relating to various aspects of its products and business methods. Although the Company believes that, based on past experience and industry practice, such licenses generally could be obtained on reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all.

Because of technological changes in the global personal computer, consumer electronics and mobile communication industries, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, the Company has been notified that it may be infringing such rights. Regardless of merit, responding to such claims can consume significant time and expense. At present, the Company is vigorously defending more than 24 patent infringement cases, 16 of which were filed during fiscal 2008, and several pending claims are in various stages of evaluation. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If the Company is found to be infringing such rights, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology. While in management’s opinion, the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on its financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against the Company in the same reporting period, the Company’s financial condition and operating results could be materially adversely affected.

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

The Company believes decisions by customers to purchase the Company’s hardware products are often based on the availability of third-party application software, such as Microsoft Office. There is no assurance that third-party developers will continue to develop and maintain applications for the Company’s hardware products on a timely basis or at all, and discontinuance or delay of these applications could have a material adverse effect on the Company’s financial condition and operating results. The Company believes the availability of third-party applications depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products versus Windows-based products. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such applications. If the Company’s minority share of the global personal computer market causes developers to question the Company’s prospects, developers could be less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. The Company’s development of its own software applications may also negatively affect the decisions of third-party developers, such as Microsoft and Adobe, to develop, maintain, and upgrade similar or competitive software for the Company’s products. Mac OS X Leopard, which became available in October 2007, includes a new feature that enables Intel-based Mac systems to run Microsoft Windows XP and Windows Vista operating systems. This feature may deter developers from creating software applications for Mac OS X if such applications are already available for the Windows platform.

The Company’s products experience quality problems from time to time that can result in decreased sales and operating margin.

The Company sells highly complex hardware and software products that can contain defects in design and manufacture. Sophisticated operating system software and applications, such as those sold by the Company, often contain “bugs” that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products the Company purchases from third parties. There can be no assurance that the Company will be able to detect and fix all defects in the hardware and software it sells. Failure to do so could result in lost revenue, harm to reputation, and significant warranty and other expenses, and could have a material adverse impact on the Company’s financial condition and operating results.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. The Company’s software, accessories, and service and support contracts generally have higher gross margins than certain of the Company’s other products, including third-party content from the iTunes Store. Gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company’s direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company’s gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, or new product announcements. The Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to the second and third fiscal quarters due to seasonal demand related to the holiday season and the beginning of the school year, respectively. Furthermore, the Company sells more products from time-to-time during the third month of a quarter than it does during either of the first two months. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components supply, or manufacturing partners, could have a material adverse impact on the Company’s financial condition and operating results.

The Company currently relies on exclusive cellular network carriers for iPhone in certain countries, including the U.S.

In certain countries, including the U.S., the Company has contracted with exclusive carriers to provide cellular network services for iPhone. If these carriers cannot successfully compete with other carriers in their markets for any reason, including but not limited to the quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and terms of end-user contracts, iPhone sales may be materially adversely affected. Because the Company’s agreements require each carrier to make revenue-generating payments to the Company, a carrier’s non-performance under or termination of an agreement, or the carrier’s inability to attract and retain iPhone customers, could have a material adverse effect on the Company’s financial condition and operating results. If, contrary to the Company’s license agreements or product specifications, an iPhone is “unlocked” from an authorized carrier’s network, the Company would not receive payments related to that iPhone from such carrier, which could have a material adverse effect on the Company’s financial condition and operating results. The Company may choose to enter into arrangements with carriers in other countries or regions, and the same risks described above also would apply to those arrangements.

The Company is subject to risks associated with laws, regulations and industry-imposed standards related to mobile communications devices.

Laws and regulations related to mobile communications devices in the many jurisdictions in which the Company operates are extensive and subject to change. Such changes, which could include but are not limited to restrictions on production, manufacture, distribution, and use of the device, locking the device to a carrier’s network, or mandating the use of the device on more than one carrier’s network, could have a material adverse effect on the Company’s financial condition and operating results.

Mobile communication devices, such as iPhone, are subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates, which could have a material adverse effect on the Company’s financial condition and operating results.

The Company may be subject to information technology system failures and breaches in data security.

Information technology system failures and breaches of data security could disrupt the Company’s operations by causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, or resulting in the unintentional disclosure of customer or Company information. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on the Company’s financial condition and operating results.

The Company’s stock price may be volatile.

The Company’s stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results and as a result of announcements by the Company and its competitors. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, the Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline.

Economic conditions, political events, war, terrorism, public health issues, natural disasters and other circumstances could materially adversely affect the Company.

The Company’s operations and performance depend significantly on worldwide economic conditions. War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers. The Company’s business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. Because the Company does not carry earthquake insurance for direct quake-related losses and significant recovery time could be required to resume operations, the Company’s financial condition and operating results could be materially adversely affected in the event of a major earthquake.

The Company’s success depends largely on its ability to attract and retain key personnel.

Much of the Company’s future success depends on the continued service and availability of skilled personnel, including its CEO, its executive team and key employees in technical, marketing and staff positions. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where most of the Company’s key employees are located. The Company has relied on equity awards as one means for recruiting and retaining this highly skilled talent. Recent accounting regulations requiring the expensing of stock options have resulted in increased stock-based compensation expense, which has caused the Company to reduce the number of stock-based awards issued to employees and could negatively impact the Company’s ability to attract and retain key personnel. Additionally, significant adverse volatility in the Company’s stock price could result in a stock option’s exercise price exceeding the underlying stock’s market value, thus lessening the effectiveness of retaining employees through stock-based awards. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

Unfavorable results of legal proceedings could materially adversely affect the Company.

The Company is subject to various legal proceedings and claims that have arisen out of the ordinary conduct of its business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of its merit, litigation may be both time-consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. In recognition of these considerations, the Company may enter into material settlements. Should the Company fail to prevail in certain matters, or should several of these matters be resolved against the Company in the same reporting period, the Company may be faced with significant monetary damages or injunctive relief against it that would materially adversely affect a portion of its business and might materially affect the Company’s financial condition and operating results.

The Company’s business is subject to the risks of international operations.

The Company derives a large portion of its revenue from its international operations. As a result, its financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus local currencies. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia and non-U.S. dollar denominated operating expenses incurred throughout the world. Weaknesses in foreign currencies, particularly the Japanese Yen and the Euro, could adversely affect demand for the Company’s products and the U.S. dollar value of the Company’s foreign currency-denominated sales. Conversely, a strengthening in these and other foreign currencies could cause the Company to modify international pricing and affect the value of the Company’s foreign denominated sales and may also increase the cost of product components.

The Company has used derivative instruments, such as foreign exchange forward and option positions, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effect resulting from unfavorable movements in foreign exchange rates.

The Company’s retail initiative has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through March 29, 2008, the Company had opened 208 retail stores. The Company’s retail initiative has required substantial fixed investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company also has entered into substantial operating lease commitments for retail space with terms ranging from 5 to 20 years, the majority of which are for 10 years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. A substantial decline in sales, the closure or poor performance of individual or multiple stores, or the termination of the retail initiative could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could have a material adverse effect on the Company’s financial condition and operating results.

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties that could have a material adverse effect on the Retail segment’s future results, cause its actual results to differ from anticipated results and have a material adverse effect on the Company’s financial condition and operating results. These risks and uncertainties include, among other things, macro-economic factors that could have a negative effect on general retail activity, as well as the Company’s inability to manage costs associated with store construction and operation, inability to sell third-party products at adequate margins, failure to manage relationships with existing retail channel partners; lack of experience in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and inability to obtain and renew leases in quality retail locations at a reasonable cost.

Investment in new business strategies and initiatives could disrupt the Company’s ongoing business and present risks not originally contemplated.

The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues not discovered in the Company’s due diligence. Because these new ventures are inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not have a material adverse effect on the Company’s financial condition and operating results.

The Company’s future operating performance depends on the performance of distributors and other resellers.

The Company distributes its products through wholesalers, resellers, national and regional retailers, value-added resellers, and cataloguers, many of whom distribute products from competing manufacturers. The Company also sells many of its products and resells third-party products in most of its major markets directly to end-users, certain education customers, and certain resellers through its online and retail stores. iPhone is distributed through the Company and its cellular network carriers’ distribution channels.

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

Although the Company has not recognized any material losses on its cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Additionally, the Company’s overall investment portfolio is often concentrated in the financial sector. If these issuers default on their obligations or their credit ratings are negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors, the value of the Company’s cash, cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on the Company’s financial condition and operating results.

The Company is exposed to credit risk on its accounts receivable and prepayments related to long-term supply agreements. This risk is heightened during periods when economic conditions worsen.

A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company also has unsecured non-trade receivables resulting from the sale by the Company of components to vendors who manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of NAND flash memory. While the Company has procedures to monitor and limit exposure to credit risk on its trade and non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could have a material adverse effect on the Company’s financial condition and operating results.

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

For certain risks, the Company does not maintain insurance coverage because of cost and/or availability. Because the Company retains some portion of its insurable risks, and in some cases self-insures completely, unforeseen or catastrophic losses in excess of insured limits could have a material adverse effect on the Company’s financial condition and operating results.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on March 4, 2008. Management proposals 1 and 2 and shareholder proposal 3 were approved. Shareholder proposal 4 was not approved. The results are as follows:

Proposal 1

The following directors were elected at the meeting to serve a one-year term on the Board of Directors:

	For	Authority Withheld
William V. Campbell	691,867,171	36,893,974
Millard S. Drexler	709,683,780	19,077,365
Albert A. Gore, Jr.	678,232,401	50,528,744
Steven P. Jobs	704,516,014	24,245,131
Andrea Jung	715,800,422	12,960,723
Arthur D. Levinson, Ph.D.	671,638,976	57,122,169
Eric E. Schmidt, Ph.D.	718,319,368	10,441,777
Jerome B. York	663,541,801	65,219,344

Proposal 2

Ratification of the appointment of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2008.

For	Against	Abstained
702,454,955	18,388,222	7,917,968

Proposal 3

The shareholder proposal requesting that the Board of Directors adopt a policy giving shareholders the opportunity to vote on an advisory resolution on compensation of named executive officers, as described in the proxy materials.

For	Against	Abstained	Broker Non-Vote
245,831,451	238,740,342	53,675,392	190,513,960

Proposal 4

The shareholder proposal requesting that the Board of Directors amend the Company’s bylaws to establish a Board Committee on sustainability, as described in the proxy materials.

For	Against	Abstained	Broker Non-Vote
32,919,518	391,737,115	113,592,802	190,511,710

The proposals above are described in detail in the Company’s definitive proxy statement dated January 22, 2008, for the Annual Meeting of Shareholders held on March 4, 2008.

Item 6.	Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88

3.2	Certificate of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00

3.3	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05

3.4	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of the Registrant.	10-K	9/26/97

3.5	By-Laws of the Registrant, as amended through November 13, 2007.	10-K	9/29/07

4.1	Form of Stock Certificate of the Registrant	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through May 10, 2007.	8-K	5/16/07

10.2*	Form of Indemnification Agreement between the Registrant and each director and certain officers of the Registrant.	10-K	9/26/97

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07

10.5*	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Form of Restricted Stock Unit Award Agreement.	10-Q	3/27/04

10.8*	Alternative Form of Restricted Stock Unit Award Agreement.	10-K	9/24/05

10.9*	Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05

10.10*	Form of Option Agreements.	10-K	9/24/05

10.11*	Consulting Agreement dated as of April 17, 2006 by and between the Registrant and J.R. Ruby Consulting Corp.	10-Q	7/1/06

10.12*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2008	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and Chief Financial Officer