Form 10-Q
period 2008-06-28
APPLE INC
filed 2008-07-23
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 000-10030

Apple Inc.

(Exact name of Registrant as specified in its charter)

California	94-2404110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Infinite Loop Cupertino, California	95014
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

885,875,706 shares of common stock issued and outstanding as of July 11, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$7,464	$5,410	$24,584	$17,789
Cost of sales (1)	4,864	3,415	16,178	11,725

Gross margin	2,600	1,995	8,406	6,064

Operating expenses:
Research and development (1)	292	208	811	575
Selling, general, and administrative (1)	916	746	2,762	2,140

Total operating expenses	1,208	954	3,573	2,715

Operating income	1,392	1,041	4,833	3,349
Other income and expense	118	155	480	429

Income before provision for income taxes	1,510	1,196	5,313	3,778
Provision for income taxes	438	378	1,615	1,186

Net income	$1,072	$818	$3,698	$2,592

Earnings per common share:
Basic	$1.21	$0.94	$4.20	$3.01
Diluted	$1.19	$0.92	$4.10	$2.92

Shares used in computing earnings per share (in thousands):
Basic	883,738	866,806	879,753	862,500
Diluted	903,167	890,671	901,028	887,095

(1) Includes stock-based compensation expense as follows:
Cost of sales	$21	$10	$59	$25
Research and development	$47	$20	$133	$56
Selling, general, and administrative	$65	$35	$183	$93

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	June 28, 2008	September 29, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$9,373	$9,352
Short-term investments	11,401	6,034
Accounts receivable, less allowances of $44 and $47, respectively	1,603	1,637
Inventories	545	346
Deferred tax assets	1,131	782
Other current assets	3,945	3,805

Total current assets	27,998	21,956
Property, plant and equipment, net	2,177	1,832
Goodwill	38	38
Acquired intangible assets, net	291	299
Other assets	1,205	1,222

Total assets	$31,709	$25,347

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,683	$4,970
Accrued expenses	5,535	4,310

Total current liabilities	9,218	9,280
Non-current liabilities	2,869	1,535

Total liabilities	12,087	10,815

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 885,746,656 and 872,328,972 shares issued and outstanding, respectively	6,831	5,368
Retained earnings	12,714	9,101
Accumulated other comprehensive income	77	63

Total shareholders’ equity	19,622	14,532

Total liabilities and shareholders’ equity	$31,709	$25,347

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Nine Months Ended
	June 28, 2008	June 30, 2007
Cash and cash equivalents, beginning of the period	$9,352	$6,392

Operating Activities:
Net income	3,698	2,592
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	339	224
Stock-based compensation expense	375	174
Provision for deferred income taxes	41	206
Loss on disposition of property, plant, and equipment	15	7
Changes in operating assets and liabilities:
Accounts receivable, net	34	(158)
Inventories	(199)	19
Other current assets	(100)	(363)
Other assets	101	254
Accounts payable	(1,226)	270
Deferred revenue	1,823	523
Other liabilities	400	26

Cash generated by operating activities	5,301	3,774

Investing Activities:
Purchases of short-term investments	(17,153)	(9,587)
Proceeds from maturities of short-term investments	9,378	4,246
Proceeds from sales of short-term investments	2,367	2,420
Purchases of long-term investments	(31)	(6)
Payment for acquisition of property, plant, and equipment	(688)	(530)
Payment for acquisition of intangible assets	(89)	(222)
Other	20	34

Cash used in investing activities	(6,196)	(3,645)

Financing Activities:
Proceeds from issuance of common stock	411	294
Excess tax benefits from stock-based compensation	621	303
Cash used to net share settle equity awards	(116)	—

Cash generated by financing activities	916	597

Increase in cash and cash equivalents	21	726

Cash and cash equivalents, end of the period	$9,373	$7,118

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$1,022	$688

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except net income and per share amounts):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Numerator (in millions):
Net income	$1,072	$818	$3,698	$2,592

Denominator:
Weighted-average shares outstanding	883,738	866,806	879,753	862,500
Effect of dilutive securities	19,429	23,865	21,275	24,595

Denominator for diluted earnings per share	903,167	890,671	901,028	887,095

Basic earnings per share	$1.21	$0.94	$4.20	$3.01

Diluted earnings per share	$1.19	$0.92	$4.10	$2.92

Potentially dilutive securities representing approximately 8.4 million and 12.0 million shares of common stock for the quarters ended June 28, 2008 and June 30, 2007, respectively, and 9.2 million and 13.2 million shares of common stock for the nine months ended June 28, 2008 and June 30, 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

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

Note 2 – Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, which are recorded as either cash and cash equivalents or short-term investments (in millions):

	June 28, 2008	September 29, 2007
Cash	$294	$256

U.S. Treasury and Agency Securities	1,143	670
U.S. Corporate Securities	5,425	5,597
Foreign Securities	2,511	2,829

Total cash equivalents	9,079	9,096

U.S. Treasury and Agency Securities	5,858	358
U.S. Corporate Securities	4,161	4,718
Foreign Securities	1,382	958

Total short-term investments	11,401	6,034

Total cash, cash equivalents, and short-term investments	$20,774	$15,386

The Company’s U.S. corporate securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign securities consist primarily of foreign commercial paper issued by foreign companies and certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. As of June 28, 2008 and September 29, 2007, approximately $3.2 billion and $1.9 billion, respectively, of the Company’s short-term investments had underlying maturities ranging from one to five years. The remaining short-term investments had maturities less than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three and nine-month periods ended June 28, 2008 and June 30, 2007 related to such sales.

The gross unrealized losses on the Company’s investment portfolio were $41 million and $13 million as of June 28, 2008 and September 29, 2007, respectively. The Company considers the declines in market value of its investment portfolio to be temporary in nature. The unrealized losses on the Company’s investments in U.S. Treasury and Agency securities, U.S. Corporate securities, and Foreign securities were caused primarily by changes in interest rates, specifically, widening credit spreads. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. During the three and nine-month periods ended June 28, 2008 and June 30, 2007, the Company did not recognize any material impairment charges on its outstanding securities.

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

As of June 28, 2008, the Company had a net deferred loss associated with cash flow hedges of approximately $5 million, net of taxes, all of which is expected to be reclassified to earnings by the end of the fourth quarter of 2008. The general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments had not changed materially from the end of 2007.

Note 3 – Condensed Consolidated Financial Statement Details (in millions)

Other Current Assets

	June 28, 2008	September 29, 2007
Vendor non-trade receivables	$1,642	$2,392
NAND flash memory prepayments	543	417
Other current assets	1,760	996

Total other current assets	$3,945	$3,805

Property, Plant, and Equipment

	June 28, 2008	September 29, 2007
Land and buildings	$807	$762
Machinery, equipment, and internal-use software	1,253	954
Office furniture and equipment	119	106
Leasehold improvements	1,218	1,019

	3,397	2,841
Accumulated depreciation and amortization	(1,220)	(1,009)

Net property, plant, and equipment	$2,177	$1,832

Other Assets

	June 28, 2008	September 29, 2007
Long-term NAND flash memory prepayments	$250	$625
Capitalized software development costs, net	62	83
Non-current deferred tax assets	71	88
Other assets	822	426

Total other assets	$1,205	$1,222

Accrued Expenses

	June 28, 2008	September 29, 2007
Deferred revenue - current	$2,727	$1,391
Deferred margin on component sales	793	545
Accrued marketing and distribution	278	288
Accrued compensation and employee benefits	252	254
Accrued warranty and related costs	245	230
Other accrued tax liabilities	107	488
Other current liabilities	1,133	1,114

Total accrued expenses	$5,535	$4,310

Non-Current Liabilities

	June 28, 2008	September 29, 2007
Deferred revenue - non-current	$1,336	$849
Deferred tax liabilities	806	619
Other non-current liabilities	727	67

Total non-current liabilities	$2,869	$1,535

Note 4 – Income Taxes

In the first quarter of 2008, the Company adopted the provisions of FIN 48. Upon adoption of FIN 48, the Company’s cumulative effect of a change in accounting principle resulted in an increase to retained earnings of $11 million. The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities. Beginning with the adoption of FIN 48, the Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Condensed Consolidated Balance Sheet. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $475 million, of which $209 million, if recognized, would affect the Company’s effective tax rate. As of June 28, 2008, the total amount of gross unrecognized tax benefits was $484 million, of which $204 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as non-current liabilities in the Condensed Consolidated Balance Sheet.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48. As of the date of adoption, the Company had accrued $203 million for the gross interest and penalties relating to unrecognized tax benefits. As of June 28, 2008, the total amount of gross interest and penalties accrued was $250 million, which is classified as non-current liabilities in the Condensed Consolidated Balance Sheet.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2002 are closed. The years 2002-2003 have been examined by the Internal Revenue Service (the “IRS”) and disputed issues will be taken to administrative appeals. The IRS is currently examining the 2004-2006 years. In major states and major foreign jurisdictions, the years subsequent to 1988 and 2000, respectively, generally remain open and could be subject to examination by the taxing authorities.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

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

The following table summarizes components of total comprehensive income, net of taxes, during the three and nine-month periods ended June 28, 2008 and June 30, 2007 (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$1,072	$818	$3,698	$2,592
Other comprehensive income:
Net change in unrealized derivative gains/losses	10	3	(5)	—
Change in foreign currency translation	(1)	22	34	35
Net change in unrealized investment gains/losses	(1)	(1)	(15)	(1)

Total comprehensive income	$1,080	$842	$3,712	$2,626

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three and nine-month periods ended June 28, 2008 and June 30, 2007 (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Change in fair value of derivatives	$(1)	$—	$(12)	$1
Adjustment for net losses realized and included in net income	11	3	7	(1)

Change in unrealized gain/loss on derivative instruments	$10	$3	$(5)	$—

The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of June 28, 2008 and September 29, 2007 (in millions):

	June 28, 2008	September 29, 2007
Unrealized losses on derivative instruments	$(5)	$—
Cumulative foreign currency translation	104	70
Net unrealized losses on available-for-sale securities	(22)	(7)

Accumulated other comprehensive income	$77	$63

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder-approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards. As of June 28, 2008, approximately 53.9 million shares were reserved for future issuance under the 2003 Plan.

1997 Employee Stock Option Plan

In August 1997, the Company’s Board of Directors approved the 1997 Employee Stock Option Plan (the “1997 Plan”), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Based on the terms of individual option grants, options granted under the 1997 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. In October 2003, the Company terminated the 1997 Plan, and no new options can be granted from it.

1997 Director Stock Option Plan

In August 1997, the Company’s Board of Directors adopted a Director Stock Option Plan (the “Director Plan”) for non-employee directors of the Company, which shareholders approved in 1998. Pursuant to the Director Plan, the Company’s non-employee directors are granted an option to acquire 30,000 shares of common stock upon their initial election to the Board (“Initial Options”). The Initial Options vest and become exercisable in three equal annual installments on each of the first through third anniversaries of the grant date. On the fourth anniversary of a non-employee director’s initial election to the Board and on each subsequent anniversary thereafter, the director will be entitled to receive an option to acquire 10,000 shares of common stock (“Annual Options”). Annual Options are fully vested and immediately exercisable on their date of grant. As of June 28, 2008, approximately 320,000 shares were reserved for future issuance under the Director Plan.

Rule 10b5-1 Trading Plans

The following executive officers, Mr. Timothy D. Cook, Mr. Daniel Cooperman, Mr. Peter Oppenheimer, Mr. Philip W. Schiller, and Dr. Bertrand Serlet, have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 28, 2008. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized to be purchased in any calendar year is limited to a total of 3 million shares. As of June 28, 2008, approximately 6.2 million shares were reserved for future issuance under the Purchase Plan.

Restricted Stock Units

The Company’s Board of Directors has granted RSUs to members of the Company’s executive management team, excluding its Chief Executive Officer (“CEO”), as well as various employees within the Company. These RSUs generally vest over four years either at the end of the four-year service period, in two equal installments on the second and fourth anniversaries of the date of grant, or in equal installments on each of the first through fourth anniversaries of the grant date. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period. The RSUs have been reflected in the calculation of diluted earnings per share utilizing the treasury stock method.

Stock Option and Award Activity

A summary of the Company’s stock option activity and related information for the nine months ended June 28, 2008 is set forth in the following table (stock option amounts and aggregate intrinsic value are presented in thousands):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at September 29, 2007	67,827	49,751	$43.91
Restricted stock units granted	(6,694)	—	$—
Options granted	(8,368)	8,368	$171.99
Options cancelled	883	(883)	$96.64
Restricted stock units cancelled	594	—	$—
Options exercised	—	(11,215)	$27.65
Plan shares expired	(3)	—	$—

Balance at June 28, 2008	54,239	46,021	$70.16	4.43	$4,636,626

Exercisable June 28, 2008		24,789	$35.03	3.48	$3,350,704
Expected to Vest after June 28, 2008		20,285	$109.52	5.54	$1,228,544

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options at time of exercise was $584 million and $1.7 billion for the three and nine-month periods ended June 28, 2008, respectively, and $349 million and $961 million for the three and nine-month periods ended June 30, 2007, respectively.

Shares of RSUs granted after April 2005 have been deducted from the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs granted. Similarly shares of RSUs cancelled have been added back to the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs cancelled.

Outstanding RSU balances were not included in the outstanding options balances in the preceding table. A summary of the Company’s RSU activity and related information for the nine months ended June 28, 2008 is set forth in the following table (RSU amounts and aggregate intrinsic value are presented in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 29, 2007	4,675	$52.98
Restricted stock units granted	3,347	$174.04
Restricted stock units vested	(2,078)	$23.64
Restricted stock units cancelled	(297)	$111.55

Balance at June 28, 2008	5,647	$132.67	$960,496

There were no RSUs that vested during the three months ended June 28, 2008. RSUs that vested during the nine months ended June 28, 2008 had a fair value of $300 million as of the vesting date. There were no RSUs that vested during the three and nine months ended June 30, 2007.

The Company recognized $133 million and $375 million of total stock-based compensation expense for the three and nine-month periods ended June 28, 2008, respectively, and $65 million and $174 million of total stock-based compensation expense for the three and nine-month periods ended June 30, 2007, respectively. Stock-based compensation expense capitalized as software development costs was not significant as of June 28, 2008 or June 30, 2007. The income tax benefit related to stock-based compensation expense was $55 million and $139 million for the three and nine-month periods ended June 28, 2008, respectively, and was $21 million and $49 million for the three and nine-month periods ended June 30, 2007, respectively. As of June 28, 2008, $1.3 billion of total unrecognized compensation cost related to outstanding stock options and RSUs is expected to be recognized over a weighted-average period of 2.98 years.

Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, requires the use of a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to calculate the fair value of stock-based awards. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors, including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the BSM option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period.

The weighted average assumptions used for the three and nine-month periods ended June 28, 2008 and June 30, 2007 and the resulting estimates of weighted-average fair value per share of options granted and of employee stock purchase plan rights during those periods are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Expected life of stock options	3.41 years	3.46 years	3.41 years	3.46 years
Expected life of stock purchase rights	6 months	6 months	6 months	6 months
Interest rate - stock options	2.57%	4.74%	3.46%	4.63%
Interest rate - stock purchase rights	3.40%	5.09%	3.91%	5.17%
Expected volatility - stock options	45.10%	37.40%	45.80%	37.74%
Expected volatility - stock purchase rights	38.08%	41.34%	35.76%	41.10%
Expected dividend yields	—	—	—	—

Weighted-average fair value of stock options granted during the period	$62.87	$36.64	$63.25	$30.42
Weighted-average fair value of employee stock purchase plan rights during the period	$49.01	$21.94	$41.45	$19.21

Note 6 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are for terms of 3 to 15 years and generally provide renewal options for terms of 3 to 7 additional years. Leases for retail space are generally for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 29, 2007, the Company’s total future minimum lease payments under noncancelable operating leases were $1.4 billion, of which $1.1 billion related to leases for retail space. As of June 28, 2008, total future minimum lease payments related to leases for retail space increased $218 million to $1.3 billion, as compared to September 29, 2007.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three and nine-month periods ended June 28, 2008 and June 30, 2007 (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Beginning accrued warranty and related costs	$218	$271	$230	$284
Cost of warranty claims	(82)	(76)	(242)	(207)
Accruals for product warranties	109	58	257	176

Ending accrued warranty and related costs	$245	$253	$245	$253

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either June 28, 2008 or September 29, 2007.

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including, but not limited to, microprocessors, enclosures, certain liquid crystal displays (“LCDs”), certain optical drives, and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources, which subjects the Company to supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to, NAND flash memory, dynamic random access memory (“DRAM”), and certain LCDs, are at times subject to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of critical components at favorable pricing, and there is no guarantee that the Company will be able to extend or renew these agreements at all or on similar favorable terms when they expire. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can adversely affect gross margins and operating margins. In addition, the Company uses some components that are not common to the rest of the global personal computer, consumer electronics and mobile communication industries, and new products introduced by the Company often utilize custom components obtained from only one source until the Company has evaluated whether there is a need for and subsequently qualifies additional suppliers. If the Company’s supply of a key single-sourced component were to be delayed or curtailed, or in the event a key manufacturing vendor delays shipments of completed products to the Company, the Company’s ability to ship related products in desired quantities and in a timely manner could be adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components may be affected if those suppliers were to decide to concentrate on the production of common components instead of components customized to meet the Company’s requirements. Finally, significant portions of the Company’s CPUs, iPods, iPhones, logic boards, and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company’s outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturing outsourcing for many of the Company’s key products, including but not limited to assembly of most of the Company’s portable Mac computers, iPods, and iPhones. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments.

Long-Term Supply Agreements

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. The Company utilized $457 million of the prepayment as of June 28, 2008.

Contingencies

The Company is subject to certain legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in any of these legal matters or if several of these legal matters were resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Production and marketing of products in certain states and countries may subject the Company to environmental, product safety and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have been passed in several jurisdictions in which the Company operates, including various countries within Europe and Asia, certain Canadian provinces and certain states within the U.S. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company’s financial condition or operating results.

Note 7 – Segment Information and Geographic Data

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific, Retail, and FileMaker operations. The Company’s reportable operating segments are comprised of the Americas, Europe, Japan, and Retail operations. Other operating segments include Asia Pacific, which encompasses Australia and Asia except for Japan, and the Company’s FileMaker, Inc. subsidiary. The Americas, Europe, and Japan reportable segments exclude activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as countries in the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, the U.K., Italy, and Australia. Each reportable operating segment provides similar hardware and software products and similar services to the same types of customers. The accounting policies are the same as those described in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2007 Form 10-K.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $113 million and $88 million during the third quarters of 2008 and 2007, respectively, and $251 million and $164 million during the first nine months of 2008 and 2007, respectively.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 11 high-profile stores as of June 28, 2008. Expenses allocated to corporate marketing resulting from the operations of these stores were $13 million and $10 million in the third quarters of 2008 and 2007, respectively, and $37 million and $30 million for the first nine months of 2008 and 2007, respectively.

Summary information by operating segment for the three and nine-month periods ended June 28, 2008 and June 30, 2007 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Americas:
Net sales	$3,435	$2,680	$11,001	$8,668
Operating income	$962	$711	$3,053	$2,274
Europe:
Net sales	$1,648	$1,160	$5,899	$4,121
Operating income	$549	$308	$1,794	$996
Japan:
Net sales	$365	$258	$1,189	$827
Operating income	$127	$59	$360	$169
Retail:
Net sales	$1,445	$915	$4,597	$2,864
Operating income	$297	$184	$1,036	$607
Other Segments (a):
Net sales	$571	$397	$1,898	$1,309
Operating income	$154	$94	$496	$286

(a)	Other Segments consist of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Financial Statements for the three and nine-month periods ended June 28, 2008 and June 30, 2007 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Segment operating income	$2,089	$1,356	$6,739	$4,332
Stock-based compensation expense	(133)	(65)	(375)	(174)
Other corporate expenses, net (a)	(564)	(250)	(1,531)	(809)

Total operating income	$1,392	$1,041	$4,833	$3,349

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

Note 8 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of $102,000 and $682,000 in expenses pursuant to the Reimbursement Agreement during the three and nine-month periods ended June 28, 2008, respectively, and $10,000 and $573,000 in expenses pursuant to the Reimbursement Agreement during the three and nine-month periods ended June 30, 2007, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance, and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007 (the “2007 Form 10-K”) filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Executive Overview

The Company designs, manufactures, and markets personal computers, portable digital music players, and mobile communication devices and sells a variety of related software, services, peripherals, and networking solutions. The Company’s products and services include the Mac® line of desktop and portable computers, the iPod® line of portable digital music players, iPhone™, Apple TV®, Xserve®, a portfolio of consumer and professional software applications, the Mac OS® X operating system, third-party digital content through the iTunes Store®, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to education, consumer, creative professional, business, and government customers.

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

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Mac computers, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 216 stores open as of June 28, 2008.

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

The Company began shipping iPhone in the U.S. during the third quarter of 2007 and in certain European countries during 2008. In June 2008, the Company announced its plans to ship iPhone 3G initially in 22 countries beginning on July 11, 2008. The Company has signed multi-year agreements with cellular network carriers authorizing them to distribute and provide cellular network services for iPhone in over 70 countries. The Company expects to be shipping iPhones in all these countries by the end of the 2008 calendar year. These agreements are generally not exclusive with a specific carrier, except in the U.S., U.K., France, Germany, Spain, Ireland, and certain other countries. iPhone is distributed through the Company and its cellular network carriers’ distribution channels.

Products

The Company offers a range of personal computing products including desktop and portable personal computers, related devices and peripherals, and various third-party hardware and software products. In addition, the Company offers its own software products, including Mac OS X, the Company’s proprietary operating system software for the Mac; server software and related solutions; professional application software; and consumer, education and business oriented application software. Mac OS X Leopard is the sixth major release of Mac OS X and became available in October 2007. The Company also designs, develops and markets to Mac and Windows users its family of iPod digital music players and its iPhone mobile communication device, along with related accessories and services including the online distribution of third-party digital content through the Company’s iTunes Store.

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

In June 2008, the Company announced iPhone 3G, the second-generation iPhone, a handheld device that combines the features of iPhone with 3G networking, a built-in global positioning system (“GPS”) and iPhone 2.0 software. iPhone 2.0 software includes new enterprise features, including support for Microsoft Exchange ActiveSync and Cisco IPsec VPN. The Company began shipping iPhone 3G and making iPhone 2.0 software available to all iPhone customers on July 11, 2008.

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

For both Apple TV and iPhone, the Company indicated it may from time-to-time provide future unspecified features and additional software products free of charge to customers. Therefore, sales of Apple TV and iPhone handsets are recognized under subscription accounting in accordance with SOP No. 97-2. The Company recognizes the associated revenue and cost of goods sold on a straight-line basis over the currently estimated 24-month economic lives of these products, with any loss recognized at the time of sale. Costs incurred by the Company for engineering, sales, marketing, and warranty are expensed as incurred.

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end-user rebates, and other sales programs and volume-based incentives. For transactions involving price protection, the Company recognizes revenue net of the estimated amount to be refunded, provided the refund amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. The Company’s policy requires that, if refunds cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the price protection lapses. For customer incentive programs, the estimated cost of these programs is recognized at the later of the date at which the Company has sold the product or the date at which the program is offered. The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience. Future market conditions and product transitions may require the Company to increase customer incentive programs and incur incremental price protection obligations that could result in additional reductions to revenue at the time such programs are offered. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, the Company would be required to record additional reductions to revenue, which would have a negative impact on the Company’s results of operations.

Allowance for Doubtful Accounts

The Company distributes its products through third-party distributors and resellers and directly to certain education, consumer, and enterprise customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company’s direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit-risk-sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company’s distribution and retail channel partners.

The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and includes consideration of the credit worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that it reasonably believes to be collectible. The Company also records an allowance for all other trade receivables based on multiple factors, including historical experience with bad debts, the general economic environment, the financial condition of the Company’s distribution channels, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition, if the Company becomes aware of additional information related to the credit-worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

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

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of FIN 48 and other complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 6, “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Net Sales

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three and nine-month periods ended June 28, 2008 and June 30, 2007 (net sales in millions, except per unit amounts, and unit sales in thousands):

	Three Months Ended			Nine Months Ended
	June 28, 2008	June 30, 2007	Change	June 28, 2008	June 30, 2007	Change
Net Sales by Operating Segment:
Americas net sales	$3,435	$2,680	28%	$11,001	$8,668	27%
Europe net sales	1,648	1,160	42%	5,899	4,121	43%
Japan net sales	365	258	41%	1,189	827	44%
Retail net sales	1,445	915	58%	4,597	2,864	61%
Other Segments net sales (a)	571	397	44%	1,898	1,309	45%

Total net sales	$7,464	$5,410	38%	$24,584	$17,789	38%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	1,134	824	38%	2,859	2,054	39%
Europe Macintosh unit sales	576	393	47%	1,908	1,317	45%
Japan Macintosh unit sales	102	81	26%	311	230	35%
Retail Macintosh unit sales	476	330	44%	1,438	913	58%
Other Segments Macintosh unit sales (a)	208	136	53%	588	373	58%

Total Macintosh unit sales	2,496	1,764	41%	7,104	4,887	45%

Net Sales by Product:
Desktops (b)	$1,373	$956	44%	$4,240	$2,825	50%
Portables (c)	2,237	1,577	42%	6,416	4,386	46%

Total Macintosh net sales	3,610	2,533	43%	10,656	7,211	48%
iPod	1,678	1,570	7%	7,493	6,686	12%
Other music related products and services (d)	819	608	35%	2,508	1,895	32%
iPhone and related products and services (e)	419	5	NM	1,038	5	NM
Peripherals and other hardware (f)	437	308	42%	1,231	914	35%
Software, service, and other sales (g)	501	386	30%	1,658	1,078	54%

Total net sales	$7,464	$5,410	38%	$24,584	$17,789	38%

Unit Sales by Product:
Desktops (b)	943	634	49%	2,776	1,897	46%
Portables (c)	1,553	1,130	37%	4,328	2,990	45%

Total Macintosh unit sales	2,496	1,764	41%	7,104	4,887	45%

Net sales per Macintosh unit sold (h)	$1,446	$1,436	1%	$1,500	$1,476	2%

iPod unit sales	11,011	9,815	12%	43,776	41,430	6%

Net sales per iPod unit sold (i)	$152	$160	-5%	$171	$161	6%

iPhone unit sales	717	270	166%	4,735	270	NM

(a)	Other Segments include Asia Pacific and FileMaker.

(b)	Includes iMac, Mac mini, Mac Pro, Power Mac, and Xserve product lines.
(c)	Includes MacBook, iBook, MacBook Air, MacBook Pro, and PowerBook product lines.
(d)	Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(e)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(f)	Includes sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales of Apple-branded operating system, application software, third-party software, AppleCare, and Internet services.
(h)	Derived by dividing total Mac net sales by total Mac unit sales.
(i)	Derived by dividing total iPod net sales by total iPod unit sales.
NM	= Not Meaningful

Net sales during the third quarter of 2008 increased $2.1 billion or 38% from the same period in 2007, and were up 38% or $6.8 billion for the first nine months of 2008 compared to the same period in 2007. Several factors contributed to these increases, including the following:

•

Macintosh net sales increased $1.1 billion or 43% during the third quarter of 2008 and increased $3.4 billion or 48% during the first nine months of 2008 compared to the same periods in 2007. Mac unit sales increased by 732,000 units or 41% during the third quarter of 2008 and increased 2.2 million units or 45% during the first nine months of 2008 compared to the same periods in 2007. The increases in Mac net sales and unit sales were driven by strong sales of iMac, which experienced strong growth in net sales and unit sales in all of the Company’s segments, as well as higher sales of portable products, especially sales of MacBook, which had double-digit growth in most of the Company’s operating segments. The Mac unit growth rates of 41% in the third quarter of 2008 and 45% in the first nine months of 2008 exceeded the estimated growth rates of the overall personal computer industry during those timeframes and reflected strong customer demand for the Company’s Mac products. Net sales and unit sales of the Company’s Mac portable systems increased 42% and 37%, respectively, during the third quarter of 2008, and increased 46% and 45%, respectively, during the first nine months of 2008 compared to the same periods in 2007. This growth was attributable to increased sales of MacBook and MacBook Pro, as well as the addition of MacBook Air to the product line in January 2008. Performance of the Company’s desktop systems was also strong, with increased net sales and unit sales of 44% and 49%, respectively, during the third quarter of 2008, and 50% and 46%, respectively, during the first nine months of 2008 compared to the same periods in 2007. Strong growth in net sales and unit sales of desktop systems was due to the popularity of iMac, which was updated in April 2008.

•

Net sales of iPods increased $108 million or 7% during the third quarter of 2008 and increased $807 million or 12% during the first nine months of 2008 compared to the same periods in 2007, due primarily to strong demand for iPod touch, which was introduced in September 2007. iPod unit sales increased 12% to 11.0 million for the third quarter of 2008 and increased 6% to 43.8 million for the first nine months of 2008, as compared to the same periods in 2007. Net sales per iPod unit sold decreased 5% during the third quarter, resulting primarily from increased volume for iPod shuffle as a result of the price reduction in February 2008. Conversely, during the first nine months of 2008, net sales per iPod unit sold increased by 6% resulting from strong demand for the higher priced iPod touch.

•

Net sales of iPhone and related products and services were $419 million and $1 billion in the third quarter and first nine months of 2008, respectively, with iPhone handset unit sales totaling 717,000 and 4.7 million during the third quarter and first nine months of 2008, respectively. During 2008, sales of iPhone expanded beyond the U.S. to certain European countries, and with the July 11, 2008 launch of iPhone 3G, the Company expanded iPhone sales to 22 countries and expects to be shipping in over 70 countries by December 2008. iPhone net sales include the portion of handset revenue recognized in accordance with subscription accounting over the product’s 24-month estimated economic life, as well as revenue from sales of iPhone accessories and from carrier agreements.

•

Net sales of other music related products and services increased $211 million or 35% during the third quarter of 2008 and increased $613 million or 32% during the first nine months of 2008 compared to the same periods in 2007, due primarily to increased net sales from the iTunes Store. The increase in sales from the iTunes Store stemmed particularly from significant growth in both the U.S. and Europe. The

Company believes this success is the result of heightened consumer interest in downloading third-party digital content, as well as the expansion of third-party audio and video content available for sale and rent via the iTunes Store. The Company continues to expand its available iTunes content offerings around the world.

•

Net sales of peripherals and other hardware increased $129 million or 42% during the third quarter of 2008 and increased $317 million or 35% during the first nine months of 2008 compared to the same periods in 2007, due primarily to an increase in net sales of wireless networking products and other hardware accessories, including server accessories, printers and scanners.

•

Net sales of software, service, and other sales rose $115 million or 30% during the third quarter of 2008 and increased $580 million or 54% during the first nine months of 2008 compared to the same periods in 2007. This growth was driven largely by strong demand for Mac OS X Leopard, which was released in the first quarter of 2008, other Apple-branded and third-party software products, and increased net sales of Internet services and AppleCare Protection Plan (“APP”) extended service and support contracts.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S., Canada, Japan, the U.K., Italy, and Australia. Each reportable segment provides similar hardware and software products and similar services to the same types of customers.

Americas

Net sales in the Americas segment during the third quarter of 2008 increased $755 million or 28%, compared to the same period in 2007, while Americas Mac unit sales increased 38% year-over-year. The increase in net sales during the third quarter of 2008 was attributable primarily to higher sales of Mac portable systems, iMac, sales from the iTunes Store, and iPhone. Sales of Mac portable products increased largely due to strong demand for MacBook. Net sales and unit sales of iPods increased during the third quarter of 2008 as compared to the third quarter of 2007 as a result of strong demand for iPod touch, which was introduced at the high end of the iPod product line in September 2007. During the third quarters of 2008 and 2007, the Americas segment represented 46% and 50%, respectively, of the Company’s total net sales.

During the first nine months of 2008, net sales in the Americas segment increased $2.3 billion or 27% compared to the same period in 2007, while Americas Mac unit sales increased 39%. The main sources of this growth were the significant year-over-year increase in sales of Mac portable systems, iMac, content from the iTunes Store, and iPhone. The Company believes that the growth in iTunes Store sales was the result of heightened consumer interest in downloading third-party digital content and the expansion of third-party audio and video content available for sale and rent via the iTunes Store. During the first nine months of 2008, net sales of iPods increased due to a higher average selling price compared to the same period in 2007. The higher average selling price was due to strong demand for the higher priced iPod touch. The Americas segment represented approximately 45% and 49% of the Company’s total net sales for the first nine months of 2008 and 2007, respectively.

Europe

Net sales in Europe increased $488 million or 42% during the third quarter of 2008 compared to the same period in 2007, while total Mac unit sales in Europe increased 47% on a year-over-year basis. Consistent with the Americas segment, the primary drivers of this growth were Mac portable systems, as well as increased sales of iMac, sales from the iTunes Store, and iPhone. The increase in net sales of portable systems is attributable primarily to the strong demand for MacBook Pro and MacBook Air, which was introduced in January 2008. A weaker U.S. dollar also contributed to the increase in overall net sales.

For the first nine months of 2008, net sales and unit sales in Europe increased 43% and 45%, respectively, compared to the same period in 2007. The main sources of this growth were strong growth in net sales of Mac portable systems and iMac, and increased sales from the iTunes Store. Also contributing to the growth in net sales were higher iPod net sales due primarily to the introduction of the iPod touch in September 2007.

Japan

Japan’s net sales increased $107 million or 41% during the third quarter of 2008 and $362 million or 44% during the first nine months of 2008 compared to the same periods in 2007. Additionally, Mac unit sales grew 26% and 35% during the third quarter and first nine months of 2008, respectively, compared to the same periods in 2007. The primary contributors to the net sales growth were increases in sales of iPods, iMac, Mac portable systems, and strong sales from the iTunes Store. Net sales and unit sales of iPods increased during the third quarter and first nine months of 2008 compared to the same periods in 2007, driven by strong demand for iPod touch and iPod nano. In addition, the weaker U.S. dollar contributed to the increase in overall net sales.

Retail

Retail net sales grew by 58% during the third quarter of 2008 compared to the same period in 2007 due primarily to strong growth in sales of Mac products, strong sales of iPhone and new store openings. Mac unit sales increased by 44% due to greater demand for iMac and MacBook and sales of MacBook Air. The Company opened 8 new retail stores during the third quarter of 2008, ending the quarter with 216 stores open compared to 185 stores at the end of the third quarter of 2007. With an average of 211 stores and 180 stores open during the third quarters of 2008 and 2007, respectively, average revenue per store increased to $6.8 million for the third quarter of 2008, compared to $5.1 million in the third quarter of 2007.

Retail net sales and Mac unit sales grew by 61% and 58%, respectively, during the first nine months of 2008 compared to the same period in 2007, due primarily to strong demand for Mac portables, iMac, iPhone and iPod touch. Average revenue per store increased by $5.9 million to $22.4 million for the first nine months of 2008 based on an average of 205 stores, up from $16.5 million in the first nine months of 2007 based on an average of 174 stores.

The Retail segment had operating income of $297 million during the third quarter of 2008 compared to operating income of $184 million during the third quarter of 2007, and had operating income of $1.0 billion during the first nine months of 2008 compared to $607 million during the first nine months of 2007. The increased operating profit in the third quarter of 2008 compared to the same period in 2007 is attributable to higher sales, specifically higher average revenue per store, and increased operating expense leverage. For the first nine months of 2008 compared to the same period in 2007, Retail profitability increased due primarily to higher sales, an increase in gross margin percentage due to favorable standard costs experienced by the Company overall, and operating expense leverage.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since its inception totaled $1.3 billion through the end of the third quarter of 2008. As of June 28, 2008, the Retail segment had approximately 13,600 full-time equivalent employees and had outstanding lease commitments associated with retail space of $1.3 billion. The Company would incur substantial costs if it were to close multiple retail stores. Such costs could adversely affect the Company’s financial condition and operating results.

Other Segments

The Company’s Other Segments, which consist of its Asia Pacific and FileMaker operations, experienced an increase in net sales of $174 million, or 44% during the third quarter of 2008 as compared to the same period in 2007, and increased 45% or $589 million to $1.9 billion during the first nine months of 2008 compared to the same period in 2007. Mac unit sales increased 53% and 58% during the third quarter and first nine months of 2008, respectively, as compared to the same periods in 2007. These increases are related primarily to strong growth in sales of all Mac portable systems, iMac, and iPod touch in the Company’s Asia Pacific region.

Gross Margin

Gross margin for the three and nine-month periods ended June 28, 2008 and June 30, 2007 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$7,464	$5,410	$24,584	$17,789
Cost of sales	4,864	3,415	16,178	11,725

Gross margin	$2,600	$1,995	$8,406	$6,064

Gross margin percentage	34.8%	36.9%	34.2%	34.1%

Gross margin percentage for the third quarter of 2008 was 34.8% compared to 36.9% for the third quarter of 2007. The gross margin percentage for the third quarter of 2008 was down 2.1 percentage points from the third quarter of 2007 primarily as a result of pricing actions, more richly configured products, and higher manufacturing and support costs.

The Company expects its gross margin percentage to continue to decrease in future periods compared to levels achieved during 2007 and the first three quarters of 2008, and anticipates gross margin levels of about 31.5% in the fourth quarter of 2008 and about 30% in 2009. This expected decline is due largely to the anticipated impact of product transitions, flat or reduced pricing on new and innovative products that have higher costs, both expected and potential future cost increases for key components, and higher logistics costs.

The foregoing statements regarding the Company’s expected gross margin percentage are forward-looking and could differ from anticipated levels because of several factors, including certain of those set forth below in Part II, Item 1A, “Risk Factors” under the subheading “Future operating results depend upon the Company’s ability to obtain key components, including microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities,” which is incorporated herein by reference. There can be no assurance that targeted gross margin percentage levels will be achieved. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and expected increases in the cost of key components, including, but not limited to, microprocessors, NAND flash memory, dynamic random access memory (“DRAM”) and liquid crystal displays (“LCDs”), as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to these competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to effectively manage product quality and warranty costs and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three and nine-month periods ended June 28, 2008 and June 30, 2007 were as follows (in millions, except for percentages):

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Research and development	$292	$208	$811	$575
Percentage of net sales	4%	4%	3%	3%
Selling, general, and administrative	$916	$746	$2,762	$2,140
Percentage of net sales	12%	14%	11%	12%

Research and Development (“R&D”)

Expenditures for R&D increased 40% or $84 million to $292 million in the third quarter of 2008 compared to the same period in 2007, and increased 41% or $236 million to $811 million during the first nine months of 2008 compared to the same period in 2007. These increases were due primarily to an increase in R&D headcount in the current year to support expanded R&D activities and higher stock-based compensation expenses. In addition, R&D expense for the three and nine months ended June 30, 2007 excluded $26 million and $53 million, respectively, of capitalized software development costs related to Mac OS X Leopard and iPhone. No software development costs were capitalized in 2008. Although total R&D expense increased 40% and 41%, respectively, during the third quarter and first nine months of 2008 compared to the same periods in 2007, it remained flat as a percentage of net sales given the 38% increases in revenue in both the third quarter and first nine months of 2008 compared to the same periods in 2007. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to continue to invest in R&D to remain competitive.

Selling, General, and Administrative (“SG&A”)

SG&A expenditures increased $170 million or 23% and $622 million or 29%, respectively, for the third quarter and the first nine months of 2008 compared to the same periods in 2007. These increases are due primarily to higher stock-based compensation expenses, higher variable selling expenses resulting from the significant year-over-year increase in total net sales and the Company’s continued expansion of its Retail segment in both domestic and international markets. In addition, the Company incurred higher spending on marketing and advertising during the first nine months of 2008 compared to the same period in 2007.

Other Income and Expense

Total other income and expense decreased $37 million or 24% to $118 million during the third quarter of 2008 compared to the same period in 2007, but increased $51 million or 12% during the first nine months of 2008 compared to the same period in 2007. These fluctuations were attributable to lower interest income as a result of declining market interest rates, which were partially offset by higher cash and short-term investment balances. The Company’s higher investment balances more than offset the decline in interest rates during the first nine months of 2008 as compared to the same period in 2007. The weighted-average interest rate earned by the Company on its cash, cash equivalents and short-term investments decreased to 2.66% in the third quarter of 2008 from 3.93% in the second quarter of 2008 and 5.27% in the third quarter of 2007.

Provision for Income Taxes

The Company’s effective tax rates for the third quarter and the first nine months of 2008 were approximately 29% and 30%, respectively, compared to approximately 32% and 31% for the three and nine months ended June 30, 2007, respectively. The Company’s effective rates for both periods in 2008 differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate for the first nine months of 2008 compared to the same period of 2007 is due primarily to a greater mix of foreign earnings.

The Internal Revenue Service (the “IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2002 through 2003 and proposed certain adjustments. The Company intends to contest certain of these adjustments through the IRS Appeals Office. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 159, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of SFAS No. 141R, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is required to be adopted by the Company beginning in the second quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 161, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

Liquidity and Capital Resources

The following table presents selected financial information and statistics for each of the fiscal quarters ended on the dates indicated (dollars in millions):

	June 28, 2008	September 29, 2007
Cash, cash equivalents, and short-term investments	$20,774	$15,386
Accounts receivable, net	$1,603	$1,637
Inventory	$545	$346
Working capital	$18,780	$12,676

As of June 28, 2008, the Company had $20.8 billion in cash, cash equivalents, and short-term investments, an increase of $5.4 billion from September 29, 2007. The principal components of this net increase were cash generated by operating activities of $5.3 billion, proceeds from the issuance of common stock under stock plans of $411 million, and excess tax benefits from stock-based compensation of $621 million. These increases were partially offset by purchases of property, plant, and equipment of $688 million. The Company’s short-term investment portfolio is invested primarily in highly rated securities with minimum ratings of single-A. As of June 28, 2008 and September 29, 2007, $9.2 billion and $6.5 billion, respectively, of the Company’s cash, cash equivalents, and short-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s cash payments for capital asset purchases were $688 million during the first nine months of 2008, consisting of approximately $251 million for retail store facilities and $437 million for corporate infrastructure, including information systems enhancements. The Company currently anticipates it will utilize approximately $1.2 billion for capital asset purchases during 2008, including approximately $400 million for expansion of the Company’s Retail segment, and approximately $800 million to support normal replacement of existing capital assets, including manufacturing related equipment and enhancements to general information technology infrastructure.

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

Lease Commitments

As of September 29, 2007, the Company had total outstanding commitments on noncancelable operating leases of approximately $1.4 billion, $1.1 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are generally for terms of 3 to 15 years and generally provide renewal options for terms of 3 to 7 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space increased to $1.3 billion as of June 28, 2008.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to produce sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. In addition, the Company has an off-balance sheet warranty obligation for products accounted for under subscription accounting pursuant to SOP No. 97-2 whereby the Company recognizes warranty expense as incurred. As of June 28, 2008, the Company had outstanding off-balance sheet third-party manufacturing commitments, component purchase commitments, and estimated warranty obligations of $3.8 billion.

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. The Company utilized $457 million of the prepayment as of June 28, 2008.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of June 28, 2008, the Company estimated that gross expected future cash flows of approximately $27 million would be required to fulfill these obligations.

Other Obligations

Other outstanding obligations were approximately $81 million as of June 28, 2008, related primarily to Internet and telecommunications services.

During the first quarter of 2008, the Company adopted the provisions of FIN 48. The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities, but beginning with the adoption of FIN 48 the Company has reclassified gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the Condensed Consolidated Balance Sheet. As of June 28, 2008, the Company recorded gross unrecognized tax benefits of $484 million and gross interest and penalties of $250 million, both of which are classified as non-current liabilities in the Condensed Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

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

The Company’s market risk profile has not changed significantly during the first nine months of 2008.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents; while highly liquid investments with initial maturities greater than three months at the date of purchase are classified as short-term investments. As of June 28, 2008 and September 29, 2007, approximately $3.2 billion and $1.9 billion, respectively, of the Company’s short-term investments had underlying maturities ranging from one to five years. The remainder all had underlying maturities of less than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three and nine-month periods ended June 28, 2008 and June 30, 2007 related to such sales.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 28, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 28, 2008, the end of the quarterly period covered by this report, the Company is subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the third quarter of 2008 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

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

Birdsong v. Apple Computer, Inc.

This action alleges that the Company’s iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users. The Birdsong action was initially filed on January 30, 2006 in the United States District Court for the Western District of Louisiana asserting Louisiana causes of action on behalf of a purported Louisiana class of iPod purchasers. A similar action (Patterson v. Apple Computer, Inc.) was filed on January 31, 2006 in the United States District Court for the Northern District of California asserting California causes of action on behalf of a purported class of all iPod purchasers within the four-year period before January 31, 2006. The Birdsong action was transferred to the Northern District of California, and the Patterson action was dismissed. An amended complaint was subsequently filed in Birdsong, dropping the Louisiana law-based claims and adding California law-based claims equivalent to those in Patterson. After the Company filed a motion to dismiss on November 3, 2006, plaintiffs agreed not to oppose the motion and filed a second amended complaint on January 16, 2007. That complaint alleges California law-based claims for breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act and negligent misrepresentation on behalf of a putative nationwide class and a

Louisiana law-based claim for redhibition for a Louisiana sub-class. On March 1, 2007, the Company filed a motion to dismiss the California law-based claims, which was heard on June 4, 2007. On December 14, 2007, the Court issued an order granting the Company’s motion, with leave to amend the complaint. Plaintiffs filed a third amended complaint on January 11, 2008. On February 15, 2008, the Company filed a motion to dismiss the third amended complaint. On June 16, 2008, the Court granted the Company’s motion to dismiss the third amended complaint with prejudice.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec. At the request of plaintiffs’ counsel, the Court has postponed class certification proceedings in this action indefinitely.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties. Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract and violation of the Song-Beverly Consumer Warranty Act. Plaintiffs requested unspecified damages and other relief. On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. On May 2, 2005, plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §16700 et seq.) and a claim for false advertising. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted plaintiffs leave to amend and they filed an amended complaint on December 29, 2005. Plaintiffs’ amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple retail stores. Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the Consumer Legal Remedies Act, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act, and alleged new causes of action for fraud, conversion, and breach of the implied covenant of good faith and fair dealing. The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action. Plaintiffs filed an amended complaint adding one new plaintiff. The Company filed a demurrer, which was granted in part on September 9, 2006. Plaintiffs filed a further amended complaint on September 21, 2006. On October 2, 2006, the Company filed an answer denying all allegations and asserting numerous affirmative defenses. On November 30, 2007, the Company filed a motion for judgment on the pleadings, which the Court denied. Plaintiffs filed a Fifth Amended Complaint on March 19, 2008 and a Corrected Fifth Amended Complaint on April 1, 2008. The Company filed an answer to the Corrected Fifth Amended Complaint on April 18, 2008. The Court has scheduled the class certification hearing on the purported consumer class for October 17, 2008. The Company filed a motion for judgment on the pleadings for an order dismissing plaintiffs’ fraud claim based upon the statute of limitations, which was granted by the Court on June 24, 2008, with leave to amend.

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

Harvey v. Apple Inc.

Plaintiff filed this action on August 6, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent No. 6,753,671 entitled “Recharger for use with a portable electronic device and which includes a proximally located light emitting device” and U.S. Patent No. 6,762,584 entitled “Recharger for use with a portable electronic device and which includes a connector terminus for communicating with rechargeable batteries contained within the device.” The complaint seeks unspecified damages and other relief. The Company filed an answer on October 12, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing is set for October 28, 2009, and trial is scheduled for April 5, 2010. On April 7, 2008, plaintiff filed an amended complaint further alleging infringement of the reissue patent of U.S. Patent No. 6,753,671. On April 28, 2008, the Company filed an answer denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity.

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

In re Apple Computer, Inc. Derivative Litigation (formerly Karant v. Jobs, et al. and Related Actions) (Federal Action)

On June 30, 2006, a putative derivative action captioned Karant v. Jobs, et. al., was filed in the United States District Court for the Northern District of California, San Jose Division. A number of related actions were filed in the subsequent weeks and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, Master File No. C-06-04128-JF before the Hon. Jeremy Fogel. The actions were filed after the Company’s announcement on June 29, 2006 that an internal investigation had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, that a special committee of the Company’s outside directors had retained independent counsel to perform an investigation and that the Company had informed the Securities and Exchange Commission. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants, insider trading, and issuing false financial statements. The Company is named as a nominal defendant. The consolidated complaint alleges various causes of action under federal and California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, gross mismanagement, rescission, constructive fraud and waste of corporate assets, as well as claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek damages, disgorgement, restitution and imposition of a constructive trust. A Consolidated Shareholder Derivative Complaint was filed on December 18, 2006, and a First Amended Shareholder Derivative Complaint was filed on March 6, 2007. On June 12, 2007, the Company’s Board of Directors approved a resolution appointing a Special Litigation Committee to make all decisions relating to options litigation. Defendants filed a motion to dismiss on April 20, 2007, which was heard on September 7, 2007. On November 19, 2007, the Court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on December 19, 2007. Defendants filed motions to dismiss the amended complaint on January 25, 2008. The motions to dismiss were originally scheduled to be heard on April 4, 2008. Pursuant to a joint stipulation filed on April 3, 2008, the Court vacated the hearing date. No new hearing date is currently set.

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

Individual Networks, LLC v. Apple, Inc.

Plaintiff filed this action against the Company on April 24, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,117,516, entitled “Method and System for Providing a Customized Media List.” Plaintiff alleges certain features of the iTunes store infringe the patent. The complaint seeks unspecified damages and other relief. The Company filed an answer on July 2, 2007, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity, as well as a counterclaim against Individual Networks LLC for infringement of U.S. Patent No. 5,724,567. The Markman hearing is set for October 8, 2008, and trial is scheduled for November 9, 2009. The Company has filed a petition with the United States Patent and Trademark Office requesting reexamination of U.S. Patent No. 7,117,516.

Lenzi v. Apple Canada, Inc.; Wolfe v. Apple Computer, Inc. and Apple Canada, Inc.; Hirst v. Apple Canada, Inc.; Hamilton v. Apple Computer, Inc. and Apple Canada, Inc.

Plaintiff filed a purported class action on June 7, 2005, in Superior Court, in Montreal, Quebec, Canada allegedly on behalf of Quebec customers claiming false advertising and breach of warranty relating to iPod battery life. Plaintiff sought authorization to institute a class action on behalf of Generations 1, 2 and 3 iPod owners in Quebec. On February 2, 2006, the Court dismissed plaintiff’s motion for authorization to institute a class action. Plaintiff appealed this ruling. The Company has reached a settlement of this matter and the parties have obtained final court approval for the settlement in Quebec. Settlement of this matter will not have a material effect on the Company’s financial condition or operating results.

Two similar complaints relative to iPod battery life, Wolfe v. Apple and Hirst v. Apple, were filed in Toronto, Ontario, Canada on August 15, 2005 and September 12, 2005, respectively. Counsel subsequently amended the complaint, now called Waddell vs. Apple. The Waddell lawsuit is brought on behalf of all Canadian purchasers other than Quebec purchasers. On January 17, 2006, the Company filed its statement of defence to the Waddell complaint. In addition, a similar complaint regarding iPod battery life, Hamilton v. Apple Computer, Inc. and Apple Canada, Inc. was filed in Calgary, Alberta, Canada on October 5, 2005, purportedly on behalf of all purchasers of iPods in Alberta, Canada. The complaint was served on September 27, 2006. The Company has reached a settlement of these matters and the parties have obtained final court approval for the settlement in Ontario and Alberta. Settlement of these matters will not have a material effect on the Company’s financial condition or operating results.

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

SP Technologies LLC v. Apple Inc.

Plaintiff filed this action against the Company on August 2, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 6,784,873 entitled “Method and Medium for Computer Readable Keyboard Display Incapable of User Termination.” The complaint seeks unspecified damages and other relief. The Company filed an answer on October 23, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. On February 11, 2008, Plaintiff filed an amended complaint, alleging infringement of an additional patent, U.S. Patent No. 6,987,986 entitled “Cellular Telephone, Personal Digital Assistant with Dual Lines for Simultaneous Uses.” The Company filed an answer to the amended complaint on February 29, 2008, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Company has reached a settlement of this matter. Settlement of this matter will not have a material effect on the Company’s financial condition or operating results.

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

On March 20, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on April 19, 2007. On June 6, 2007, the Company filed an answer to the consolidated complaint denying all material allegations and asserting numerous affirmative defenses. The Court has scheduled the class certification hearing for November 7, 2008.

A related class action complaint, Somers v. Apple Inc., was filed on December 31, 2007 in the United States District Court for the Northern District of California, alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. The complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition) and the California Consumer Legal Remedies Act. Plaintiff seeks unspecified damages and other relief. On February 21, 2008, the Company filed an answer denying all material allegations and asserting numerous defenses. The Court has scheduled the class certification hearing for November 7, 2008.

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

Vogel v. Jobs et al. (2006 Action)

Plaintiffs filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. On January 19, 2007, the Court appointed the New York City Employees’ Retirement System as lead plaintiff. On March 23, 2007, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Section 14(a) and 20(a) of the Securities Exchange Act as well as state law. The Consolidated Complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. Defendants filed a motion to dismiss on June 8, 2007, which was heard on September 7, 2007. On November 14, 2007, the Court issued an order dismissing all securities claims with prejudice, and held that any amended complaint could only be styled as a derivative case. On December 14, 2007, plaintiff filed a motion for leave to file a first amended consolidated class action complaint. On January 23, 2008, defendants filed an opposition to plaintiff’s motion. Plaintiff’s motion was heard on March 21,

2008. On May 14, 2008, the Court issued an order denying plaintiffs’ motion for leave to amend. The court entered judgment dismissing the case on June 12, 2008. On June 17, 2008, plaintiffs filed a notice of appeal.

Vogel v. Apple Inc., et al. (2008 Action)

Plaintiff filed this purported class action on June 27, 2008, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The allegations, which arise out of the Company’s past stock option practices, are similar to those in the 2006 Vogel v. Jobs et al. action that was dismissed on June 12, 2008, as described above. The complaint purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount.

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

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of new innovative products and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its personal computers, consumer electronics, and mobile communication devices, including the hardware, operating system, several software applications, and related services. As a result, the Company must make significant investments in research and development and as such, the Company currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous trademarks and service marks. By contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if other companies infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be negatively affected and have a materially adverse affect on its financial condition and operating results.

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

The Company is currently the only authorized maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers using competing operating systems, most notably Windows. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve the Mac platform to maintain design and functional advantages. Use of unauthorized copies of the Mac OS on other companies’ hardware products may result in decreased demand for the Company’s hardware products, and could materially adversely affect the Company’s financial condition and operating results.

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

Because the Company currently obtains certain key components, including microprocessors, enclosures, certain liquid crystal displays (“LCDs”), certain optical drives, and application-specific integrated circuits (“ASICs”), from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources, including NAND flash memory, dynamic random access memory (“DRAM”) and LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of key components including, but not limited to, microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on favorable terms upon expiration or otherwise obtain favorable pricing in the future. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can have a material adverse effect on its financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2007 and the first three quarters of 2008, due largely to the anticipated impact of product transitions, flat or reduced pricing on new and innovative products that have higher cost structures, both expected and potential future cost increases for key components, and higher logistics costs. For additional information refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin,” which is incorporated herein by reference.

The Company’s new products often use custom components available from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. Where a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured. The Company and other producers in the personal computer, consumer electronics and mobile communication industries also compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of the personal computer, consumer electronics or mobile communication industries. Continued availability of these components at acceptable prices may be affected if producers decide to concentrate on the production of components other than those customized to meet the Company’s requirements. If the supply of a key component for a new or existing product were delayed or constrained, or if such components were available only at significantly higher prices, the Company’s financial condition and operating results could be materially adversely affected.

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

Because of technological changes in the global personal computer, consumer electronics and mobile communication industries, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, the Company has been notified that it may be infringing such rights. Regardless of merit, responding to such claims can consume significant time and expense. At present, the Company is vigorously defending more than 22 patent infringement cases, 14 of which were filed during fiscal 2008, and several pending claims are in various stages of evaluation. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If the Company is found to be infringing such rights, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology. While in management’s opinion, the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on its financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against the Company in the same reporting period, the Company’s financial condition and operating results could be materially adversely affected.

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

The Company’s future performance depends on support from third-party software developers. If third-party software applications and services cease to be developed and maintained for the Company’s hardware products, customers may choose not to buy the Company’s products.

The Company believes decisions by customers to purchase the Company’s hardware products are often based on the availability of third-party software applications and services. There is no assurance that third-party developers will continue to develop and maintain applications and services for the Company’s hardware products on a timely basis or at all, and discontinuance or delay of these applications and services could have a material adverse effect on the Company’s financial condition and operating results. The Company believes the availability of third-party applications and services depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products compared to Windows-based products. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such applications and services. If the Company’s minority share of the global personal computer market causes developers to question the Company’s prospects, developers could be less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. The Company’s development of its own software applications and services may also negatively affect the decisions of third-party developers, such as Microsoft, Adobe, and Google, to develop, maintain, and upgrade similar or competitive software and services for the Company’s products. Mac OS X Leopard, which became available in October 2007, includes a new feature that enables Intel-based Mac systems to run Microsoft Windows XP and Windows Vista operating systems. This feature may deter developers from creating software applications for Mac OS X if such applications are already available for the Windows platform.

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

The Company’s profit margins vary among its products and its distribution channels. The Company’s software, accessories, and service and support contracts generally have higher gross margins than certain of the Company’s other products, including third-party content from the iTunes Store. Gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company’s direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company’s gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, new products, component cost increases, or price competition. The Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to the second and third fiscal quarters due to seasonal demand related to the holiday season and the beginning of the school year, respectively. Furthermore, the Company sells more products from time-to-time during the third month of a quarter than it does during either of the first two months. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components supply, or manufacturing partners, could have a material adverse impact on the Company’s financial condition and operating results.

In certain countries, including the U.S., the Company relies on a single cellular network carrier to provide service for iPhone.

In the U.S., U.K., France, Germany, Spain, Ireland, and certain other countries, the Company has contracted with a single carrier to provide cellular network services for iPhone on an exclusive basis. If these exclusive carriers cannot successfully compete with other carriers in their markets for any reason, including but not limited to the quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and other terms of conditions of end-user contracts or if these exclusive carriers fail to aggressively promote iPhone or favor other handsets in their promotion and sales activities or service plans, sales may be materially adversely affected.

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

The Company may be subject to information technology system failures, network disruptions and breaches in data security.

Information technology system failures, network disruptions and breaches of data security could disrupt the Company’s operations by causing delays or cancellation of customer orders, negatively affecting the Company’s online offerings and services, impeding the manufacture or shipment of products, processing transactions and reporting financial results, resulting in the unintentional disclosure of customer or Company information, or damage to the Company’s reputation. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on the Company’s financial condition and operating results.

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

The Company’s operations and performance depend significantly on worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including without limitation the United States, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

In addition, war, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers. The Company’s business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. Because the Company does not carry earthquake insurance for direct quake-related losses and significant recovery time could be required to resume operations, the Company’s financial condition and operating results could be materially adversely affected in the event of a major earthquake.

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

The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia and non-U.S. dollar denominated operating expenses incurred throughout the world. Weaknesses in foreign currencies could adversely affect demand for the Company’s products and the U.S. dollar value of the Company’s foreign currency-denominated sales. Conversely, a strengthening in these and other foreign currencies could cause the Company to modify international pricing and affect the value of the Company’s foreign denominated sales and may also increase the cost of product components.

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

Through June 28, 2008, the Company had opened 216 retail stores. The Company’s retail initiative has required substantial fixed investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company also has entered into substantial operating lease commitments for retail space with terms ranging from 5 to 20 years, the majority of which are for 10 years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. A decline in sales, the closure or poor performance of individual or multiple stores, or the termination of the retail initiative could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could have a material adverse effect on the Company’s financial condition and operating results.

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

Item 6.	Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88

3.2	Certificate of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00

3.3	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05

3.4	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of the Registrant.	10-K	9/26/97

3.5	By-Laws of the Registrant, as amended through November 13, 2007.	10-K	9/29/07

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through May 10, 2007.	8-K	5/16/07

10.2*	Form of Indemnification Agreement between the Registrant and each director and certain officers of the Registrant.	10-K	9/26/97

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07

10.5*	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Alternative Form of Restricted Stock Unit Award Agreement.	10-K	9/24/05

10.8*	Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05

10.9*	Form of Option Agreements.	10-K	9/24/05

10.10*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 23, 2008	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and Chief Financial Officer