Form 10-K
period 2008-09-27
APPLE INC
filed 2008-11-05
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark	One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2008

or

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

Large accelerated filer ☒		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 29, 2008, was approximately $118,441,000,000 based upon the closing price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

888,935,123 shares of Common Stock Issued and Outstanding as of October 24, 2008

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant’s definitive Proxy Statement relating to its 2009 Annual Meeting of Shareholders, to be held on February 25, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

The Business section and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K, which are incorporated herein by reference. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

PART I

Item 1. Business

Company Background

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) design, manufacture, and market personal computers, portable digital music players, and mobile communication devices and sell a variety of related software, services, peripherals, and networking solutions. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh® (“Mac”), iPod® and iPhone™ compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores, and digital content through the iTunes Store®. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative customers. The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company’s fiscal calendar.

Business Strategy

The Company is committed to bringing the best personal computing, portable digital music and mobile communication experience to consumers, students, educators, businesses, and government agencies through its innovative hardware, software, peripherals, services, and Internet offerings. The Company’s business strategy leverages its unique ability to design and develop its own operating system, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to the development and enhancement of innovative products and technologies. In addition to evolving its personal computers and related solutions, the Company continues to capitalize on the convergence of the personal computer, digital consumer electronics and mobile communications by creating and refining innovations, such as the iPod, iPhone, iTunes Store, and Apple TV®. The Company desires to support a community for the development of third-party products that complement the Company’s offerings through its developer programs. The Company offers various third-party software applications and hardware accessories for Mac® computers, iPods and iPhones through its retail and online stores, as well as software applications for the iPhone platform through its iTunes® App Store. The Company’s strategy also includes expanding its distribution network to effectively reach more of its targeted customers and provide them with a high-quality sales and post-sales support experience.

Consumer and Small and Mid-Sized Business

The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. The Company sells many of its products and resells certain third-party products in most of its major markets directly to consumers and businesses through its retail and online stores. The Company has also invested in programs to enhance reseller sales, including the Apple Sales Consultant Program, which places Apple employees and contractors at selected third-party reseller locations. The Company believes providing direct contact with its targeted customers is an efficient way to demonstrate the advantages of its Mac computers and other products over those of its competitors.

At the end of fiscal 2008, the Company had opened a total of 247 retail stores, including 205 stores in the U.S. and a total of 42 stores internationally. The Company has typically located its stores at high-traffic locations in quality shopping malls and urban shopping districts.

A goal of the Company’s retail business is to expand its installed base through sales to customers who currently do not already own the Company’s products. By operating its own stores and locating them in desirable high-traffic locations, the Company is better positioned to control the customer buying experience and attract new customers. The stores are designed to simplify and enhance the presentation and marketing of the Company’s products and related solutions. To that end, retail store configurations have evolved into various sizes in order to accommodate market-specific demands. The stores employ experienced and knowledgeable personnel who provide product advice, service, and training. The stores offer a wide selection of third-party hardware, software, and various other accessory products and peripherals selected to complement the Company’s own products.

Education

Throughout its history, the Company has focused on the use of technology in education and has been committed to delivering tools to help educators teach and students learn. The Company believes effective integration of technology into classroom instruction can result in higher levels of student achievement, especially when used to support collaboration, information access, and the expression and representation of student thoughts and ideas. The Company has designed a range of products and services to address the needs of education customers. These products and services include the Company’s Mac computers, iPods, and iTunes, in addition to various solutions for video creation and editing, wireless networking, professional development, and one-to-one (“1:1”) learning. A 1:1 learning solution typically consists of a portable computer for every student and teacher along with the installation of a wireless network.

Enterprise, Government and Creative

The Company also sells its hardware and software products to enterprise, government, and creative customers in each of its geographic segments. These markets are also important to many third-party developers who provide Mac-compatible hardware and software solutions. These customers utilize the Company’s products for their high-powered computing performance and expansion capabilities, networking functionality, and seamless integration with complementary products. The Company designs its high-end hardware solutions, including desktops such as Mac Pro, portable Mac systems such as MacBook® Pro and MacBook Air™, and servers to incorporate the power, expandability, and other features desired by these professionals. The Company’s operating system, Mac OS® X, incorporates powerful graphics and audio technologies and features developer tools to optimize system and application performance.

Other

In addition to consumer, SMB, education, enterprise, government and creative markets, the Company provides hardware and software products and solutions for customers in the information technology and scientific markets.

Business Organization

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable geographic operating segment and the Retail operating segment provide similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part II,

Item 7 of this Form 10-K under the heading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in Notes to Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Products

The Company offers a range of personal computing products including desktop and portable personal computers, related devices and peripherals, and various third-party hardware and software products. In addition, the Company offers its own software products, including Mac OS X, the Company’s proprietary operating system software for the Mac; server software and related solutions; professional application software; and consumer, education, and business oriented application software. The Company also designs, develops, and markets to Mac and Windows users its family of iPod digital music players and its iPhone mobile communication device, along with related accessories and services, including the online distribution of third-party content through the Company’s iTunes Store. The Company’s primary products are discussed below.

Hardware Products

The Company offers a range of personal computing products including desktop and notebook computers, server and storage products, related devices and peripherals, and various third-party hardware products. The Company’s Mac desktop and portable systems feature Intel microprocessors, the Company’s Mac OS X Version 10.5 Leopard® (“Mac OS X Leopard”) operating system and iLife® suite of software for creation and management of digital photography, music, movies, DVDs, and website.

MacBook® Pro

The MacBook Pro family of notebook computers is designed for professionals and advanced consumer users. First introduced in January 2006, the MacBook Pro includes a 15-inch or 17-inch widescreen display, a built-in iSight® video camera, and the MagSafe® magnetic power adapter. In October 2008, the Company redesigned its 15-inch MacBook Pro models to include a widescreen light-emitting diode (“LED”) display, the latest Intel Core 2 Duo processors running at up to 2.8GHz, and a new Nvidia GeForce 9600M graphics processor. The 15-inch MacBook Pro includes up to 4GB of 1066MHz synchronous dynamic random access memory (“SDRAM”) with a 1066MHz frontside bus, up to a 320GB hard drive, a slot-loading double-layer SuperDrive®, a glass trackpad with Multi-TouchTM gesture support, AirPort Extreme® 802.11n wireless networking, and Bluetooth 2.1. In addition, the Company updated its 17-inch MacBook Pro models to include larger hard drives of up to 320GB, as well as an optional 128GB solid state drive.

MacBook®

The MacBook is designed for consumer and education users. First introduced in May 2006, the MacBook includes a 13-inch widescreen display, a built-in iSight video camera, and the MagSafe magnetic power adapter. In October 2008, the Company introduced new MacBook models with all-metal unibody enclosures, LED-backlit glossy widescreen displays, Intel Core 2 Duo processors running at up to 2.4GHz, NVIDIA GeForce 9400M graphics processor, support for up to 4GB of 1066MHz SDRAM memory, up to 320GB Serial ATA hard drive, a double-layer SuperDrive, a glass trackpad with Multi-TouchTM gesture support, and built-in AirPort Extreme 802.11n wireless networking and Bluetooth 2.1.

MacBook Air™

In October 2008, the Company updated its MacBook Air, an ultra-slim notebook computer that measures 0.16-inches at its thinnest point and 0.76-inches at its maximum height. The new MacBook Air includes an Intel Core 2 Duo processor running at up to 1.86GHz with 6MB of Level 2 cache, an NVIDIA GeForce 9400M graphics processor, 2GB of memory, and a 120GB hard drive. The MacBook Air includes a 13.3-inch LED-backlit widescreen display, a full-size backlit keyboard, a built-in iSight video camera, a trackpad with Multi-Touch gesture support, and built-in AirPort Extreme 802.11n wireless networking and Bluetooth 2.1.

Mac® Pro

The Mac Pro desktop computer is targeted at business and professional users and is designed to meet the performance, expansion, and networking needs of the most demanding Mac user. In January 2008, the Company introduced the new Mac Pro featuring up to two Intel Quad-Core Xeon processors running at up to 3.2GHz, 12MB of Level 2 cache per processor and dual-independent 1.6GHz front-side buses, and up to 32GB of 800MHz fully buffered memory. The Mac Pro also features a direct attach storage solution for snap-in installation of up to four 1TB hard drives for a total of 4TB of internal storage and optional AirPort Extreme 802.11n wireless networking and Bluetooth 2.0.

iMac®

The iMac desktop computer is targeted at consumer, education and business customers. In April 2008, the Company updated the iMac to include Intel Core 2 Duo processors running at up to 3.06GHz, up to 4GB of 800MHz SDRAM memory, a faster graphics card option using NVIDIA GeForce 8800 GS graphics, and a slot-loading double-layer SuperDrive. All iMac models also include a built-in iSight video camera, AirPort Extreme 802.11n wireless networking, and Bluetooth 2.1.

Mac® mini

The Mac mini is an Intel-based desktop computer that includes 1GB of 667MHz memory that is expandable to 2GB and either a 1.83GHz or 2.0GHz Intel Core 2 Duo processor. All Mac mini models include built-in Gigabit Ethernet, AirPort Extreme 802.11g wireless networking, Bluetooth 2.0, a total of four USB 2.0 ports, and one FireWire 400 port. Mac mini includes a full-size digital video interface and a video graphics array output adapter to connect to a variety of displays.

Xserve®

Xserve is a 1U rack-mount server powered by up to two Quad-Core 128-bit Intel Xeon processors running at up to 3.0GHz and features Mac OS X Server 10.5 Leopard, which became available in October 2007. Xserve supports up to 32GB of random access memory, remote management, storage drives of up to 3TB, and an optional internal Xserve RAID card.

Music Products and Services

The Company offers its iPod line of portable digital music players and related accessories to Mac and Windows users. All iPods work with the Company’s iTunes digital music management software (“iTunes software”) available for both Mac and Windows-based computers. The Company also provides an online service to distribute third-party music, audio books, music videos, short films, television shows, movies, podcasts, and applications through its iTunes Store. In July 2008, the Company launched the iTunes App Store that allows a user to browse, search for, or purchase third-party applications through either a Mac or Windows-based computer or wirelessly download them directly onto an iPhone or iPod touch. In addition to the Company’s own iPod accessories, thousands of third-party iPod compatible products are available, either through the Company’s online and retail stores or from third parties, including portable and desktop speaker systems, headphones, car radio solutions, voice recorders, cables and docks, power supplies and chargers, and carrying cases and armbands.

iPod® shuffle

The iPod shuffle weighs half an ounce and features an aluminum design and a built-in clip. The iPod shuffle is available in 1GB or 2GB flash memory configurations and is capable of holding up to 240 or 500 songs, respectively. The iPod shuffle is available in a variety of colors and provides up to 12 hours of battery life. The iPod shuffle includes a shuffle switch feature that allows users to listen to their music in random order or in the order of their playlists synced through iTunes. iPod shuffle works with iTunes’ patent-pending AutoFill option that automatically selects songs to fill the iPod shuffle from a user’s iTunes library.

iPod® nano

In September 2008, the Company introduced the new iPod nano, a flash-memory-based iPod featuring the thinnest iPod design ever. The iPod nano incorporates a two-inch display with 204 pixels per inch, a built-in accelerometer, and an updated user interface featuring Cover Flow® and Shake to Shuffle mode. The new iPod nano also features “Genius” technology allowing users to automatically create playlists from songs in their music libraries. The new iPod nano provides up to 24 hours of audio playback or up to four hours of video playback and is available in 8GB and 16GB configurations in a variety of colors.

iPod® classic

The iPod classic is an upgraded version of the original iPod, the Company’s hard-drive based portable digital music player. In September 2008, the Company introduced the new iPod classic, which has 120GB of storage and is capable of holding up to 30,000 songs, 150 hours of video, or 25,000 photos. The iPod classic provides up to 36 hours of audio playback or up to six hours of video playback, features “Genius” technology, and includes a 2.5-inch color screen that can display album artwork, photos, and video content including music videos, video and audio podcasts, short films, television shows, movies, and games.

iPod® touch

In September 2008, the Company introduced the new iPod touch, a flash-memory-based iPod that is 8.5 mm thin and features a 3.5-inch widescreen display, “Genius” technology, a built-in speaker, and an accelerometer. The iPod touch’s user interface is based on the Company’s Multi-Touch display allowing users to control the device with a touchscreen. It also includes Wi-Fi wireless networking, which allows users to access the iTunes Wi-Fi Music Store and iTunes App Store to purchase and/or download audio and video files, as well as a variety of other applications. The iPod touch is available in 8GB, 16GB and 32GB configurations and features up to 36 hours of audio playback and up to six hours of video playback.

iTunes® 8

iTunes is an application for playing, downloading, and organizing digital audio and video files and is available for both Mac and Windows-based computers. iTunes is integrated with the iTunes Store, a service that allows customers to find, purchase, rent, and download third-party digital music, audio books, music videos, short films, television shows, movies, games, and other applications. Originally introduced in the U.S. in April 2003, the iTunes Store now serves customers in 22 countries. In September 2008, the Company announced iTunes 8, which includes the new “Genius” technology and features new ways of viewing music and video libraries and allows the purchase of high definition television programs from the iTunes Store. In July 2008, the Company launched the iTunes App Store that allows users to browse, search, purchase, and wirelessly download third-party applications directly onto their iPhone or iPod touch. In January 2008, the Company announced iTunes Movie Rentals, a service allowing customers to rent movies from the iTunes Store that can be watched on Macs, Windows-based computers, current generation video-enabled iPods, iPhones, and digitally enabled televisions using Apple TV.

iPhone™

In June 2008, the Company announced iPhone™ 3G, the second-generation iPhone that combines in a single handheld product a mobile phone, a widescreen iPod with touch controls, and an Internet communications device. iPhone features desktop-class email, web browsing, searching, and maps and is compatible with both Macs and Windows-based computers. iPhone automatically syncs content from users’ iTunes libraries, as well as contacts, bookmarks, and email accounts. Its user interface is based on the Company’s Multi-Touch display allowing users to control the device with a touchscreen. iPhone 3G combines the features of the original iPhone, which was released in June 2007, with 3G networking, a built-in global positioning system (“GPS”), and iPhone 2.0 software. iPhone 2.0 software incorporates new enterprise features, including support for Microsoft Exchange ActiveSync and Cisco IPsec virtual private network (“VPN”). iPhone 3G is a quad-band GSM phone featuring 3G, EDGE and Wi-Fi wireless technologies for data networking, Bluetooth 2.0, a built-in 2.0 megapixel camera, and a 3.5-inch touch widescreen with 480-by-320 resolution at 163 pixels per inch. iPhone 3G provides up to 10 hours of talk time on 2G networks and five hours using 3G networks, up to five to six hours of web browsing, up to seven hours of video playback, or up to 24 hours of audio playback. It is available in 8GB and 16GB configurations.

In July 2008, the Company began shipping iPhone 3G in certain countries and made iPhone 2.0 software available to all iPhone customers. The Company has signed multi-year agreements with various cellular network carriers authorizing them to distribute and provide cellular network services for iPhone 3G in over 70 countries. These agreements are generally not exclusive with a specific carrier, except in the U.S., U.K., France, Germany, Spain, Ireland, and certain other countries. The Company expects to ship iPhone 3G in over 70 countries by the end of calendar year 2008.

In addition to the Company’s own iPhone accessories, third-party iPhone compatible products, including headsets, cables and docks, power supplies, and carrying cases, are available through the Company’s online and retail stores or from third parties.

Peripheral Products

The Company sells a variety of Apple-branded and third-party Mac-compatible peripheral products directly to end-users through its retail and online stores, including printers, storage devices, computer memory, digital video and still cameras, and various other computing products and supplies.

Displays

The Company manufactures a family of widescreen flat panel displays including the 23-inch and 30-inch Apple Cinema High Definition (“HD”) Displays™, and the 20-inch Apple Cinema Display®. In October 2008, the Company introduced a 24-inch LED Cinema Display that features a built-in iSight camera, microphone, built-in 2.1 speaker system, and MagSafe charger.

Apple TV®

Apple TV is a device that permits users to wirelessly play iTunes content on a widescreen television. Compatible with a Mac or Windows-based computer, Apple TV includes either a 40GB or 160GB hard drive capable of storing up to 200 hours of video, 36,000 songs, 25,000 photos, or a combination of each and is capable of displaying content in high definition resolution up to 720p. Apple TV connects to a broad range of widescreen televisions and home theater systems and comes standard with high-definition multimedia interface, component video, and both analog and digital optical audio ports. Using high-speed AirPort Extreme 802.11n wireless networking, Apple TV can auto-sync content from one computer or stream content from up to five additional computers directly to a television.

Software Products and Computer Technologies

The Company offers a range of software products for consumer, SMB, education, enterprise, government, and creative customers, including the Company’s proprietary operating system software; server software and related solutions; professional application software; and consumer, education, and business oriented application software.

Operating System Software

Mac OS® X is built on an open-source UNIX-based foundation. Mac OS X Leopard is the sixth major release of Mac OS X and became available in October 2007. Leopard includes 300 additional features and introduces an updated desktop with Stacks, a means of easily accessing files from the Dock; a redesigned Finder™ that lets users quickly browse and share files between multiple Macs; Quick Look, a way to instantly see files without opening an application; Spaces®, a feature used to create groups of applications and instantly switch between them; and Time Machine™, a way to automatically back up all of the contents of a Mac.

Application Software

iLife® ’08

In August 2007, the Company introduced iLife ’08, the latest release of its consumer-oriented digital lifestyle application suite, which features iPhoto®, iDVD®, GarageBand®, iWeb™, and iMovie® ’08. All of these applications are Universal, meaning that they run natively on both Intel and PowerPC-based Mac computers (“Universal”).

iPhoto® is the Company’s consumer-oriented digital photo software application. iPhoto ’08 adds new features for organizing and browsing photos, including event-based grouping, new professional quality image editing tools, and enables publishing to the MobileMe™ Web Gallery. The MobileMe Web Gallery, is fully integrated with iPhoto ’08 and iMovie ’08, allowing MobileMe users to share photos and movies over the web. iPhoto ’08 features print, photo book, greeting card, and calendar layout tools and integrated online ordering services.

iMovie® ’08 is the latest version of the Company’s consumer-oriented digital video editing software application. iMovie ’08 provides new tools for quick movie creation and video enhancements, including transitions, titles, music and sound effects. Projects in iMovie ’08 can also be published to the MobileMe Web Gallery.

iDVD® is the Company’s consumer-oriented software application that enables users to turn iMovie files, QuickTime® files, and digital pictures into interactive DVDs that can be played on most consumer DVD players. iDVD ’08 features 10 new Apple-designed menu themes in both widescreen (16:9) and standard (4:3) formats.

GarageBand® is the Company’s consumer-oriented music creation software application that allows users to play, record and create music using a simple interface. With GarageBand, software instruments, digital audio recordings and looping tracks can be arranged and edited to create songs. GarageBand ’08 allows users to export finished songs to their iTunes library, or publish a podcast through iWeb and MobileMe that includes artwork, sound effects, and music jingles.

iWeb™ allows users to create online photo albums, blogs and podcasts, and to customize websites using editing tools. iWeb’08 offers new features to make websites more interactive by adding live web widgets, which are snippets of live content from other websites, such as Google Maps, targeted ads using Google AdSense, and photos or movies from the MobileMe Web Galleries.

iWork® ’08

In August 2007, the Company introduced iWork ’08, the latest version of the Company’s integrated productivity suite designed to help users create, present, and publish documents, presentations, and spreadsheets. iWork ’08 includes updates to Pages® ’08 for word processing and page layout, Keynote® ’08 for presentations, and introduces Numbers® ’08 for spreadsheets. All of these programs are Universal and feature advanced image tools, including enhanced photo masking, resizable picture frames and edges, and Instant Alpha, which easily removes the background of a photo.

Final Cut Studio® 2

In April 2007, the Company introduced Final Cut Studio® 2, an upgraded version of the Company’s video production suite designed for professionals. Final Cut Studio 2 features Final Cut Pro® 6 for video editing, DVD Studio Pro® 4 for DVD authoring, Motion 3 for real-time motion graphics, Soundtrack® Pro 2 for audio editing and sound design, Color for color grading and finishing, and Compressor 3 for encoding media in multiple formats. All of these applications are Universal. The Company also offers Final Cut Express HD 3.5, a consumer version of the Company’s movie making software.

Logic® Studio

In September 2007, the Company introduced Logic Studio, a comprehensive suite of professional tools used by musicians and professionals to create, perform, and record music. Logic Studio features Logic Pro 8, an upgraded version of the Company’s music creation and audio production software; MainStage®, a new live performance application; Soundtrack Pro 2, a professional audio post production software; Studio Instruments, made up of 40 instrument plug-ins; Studio Effects, with 80 professional effect plug-ins; and studio Sound Library. In addition, the Company offers Logic Express 8, a standalone version of the Logic Pro 8 application that provides an easy entry into professional music production. All of these applications are Universal.

FileMaker® Pro

The FileMaker Pro database software is Universal and offers relational databases and desktop-to-web publishing capabilities. In July 2007, the Company introduced FileMaker Pro 9 featuring a new Quick Start screen, which stores users’ favorites and gives them access to the new videos in the FileMaker Learning Center; Conditional Formatting, which highlights data based on parameters the user sets; and the ability to email a link to other FileMaker users to instantly access a database.

Internet Software and Services

The Company is focused on delivering seamless integration with and access to the Internet throughout the Company’s products and services. The Company’s Internet solutions adhere to many industry standards to provide an optimized user experience.

Safari®

In March 2008, the Company made available Safari 3.1, a web browser compatible with Windows XP, Windows Vista, and Mac OS X. Safari 3.1 includes built-in Google search; SnapBack™ to instantly return to search results; a way to name, organize and present bookmarks; tabbed browsing; and automatic “pop-up” ad blocking. Safari 3.1 supports the new video and audio tags in HTML 5 and supports Cascading Style Sheets Animations and Web Fonts, which provide designers additional choices of fonts to create web sites.

QuickTime®

QuickTime, the Company’s multimedia software for Mac or Windows-based computers, features streaming of live and stored video and audio over the Internet and playback of high-quality audio and video on computers. QuickTime 7 features H.264 encoding and can automatically determine a user’s connection speed to ensure they are getting the highest-quality content stream possible. QuickTime 7 also delivers multi-channel audio and supports a wide range of industry standard audio formats.

The Company offers several other QuickTime products. QuickTime 7 Pro, a suite of software tools, allows creation and editing of Internet-ready audio and video files. QuickTime 7 Pro allows users to create H.264 video, capture audio and video, create multi-channel audio, and export multiple files while playing back or editing video.

MobileMe™

In June 2008, the Company introduced MobileMe, an annual subscription-based suite of Internet services that delivers email, contacts and calendars to and from native applications on iPhone, iPod touch, Macs, and Windows-based computers. MobileMe services include Internet message access protocol (“IMAP”) mail, an ad-free email service; website hosting for publishing websites from iWeb; iDisk, a virtual hard drive accessible anywhere with Internet access; Web Gallery for viewing and sharing photos; MobileMe Sync, which keeps Safari bookmarks, iCal® calendars, Address Book information, Keychain®, and Mac OS X Mail preferences up-to-date across multiple computers, iPhones, and iPod touches. MobileMe provides combined email and file storage of 20GB for individuals and 40GB for families with additional storage options.

Product Support and Services

AppleCare® offers a range of support options for the Company’s customers. These options include assistance that is built into software products, printed and electronic product manuals, online support including comprehensive product information as well as technical assistance, and the AppleCare Protection Plan. The AppleCare Protection Plan is a fee-based service that typically includes two to three years of phone support and hardware repairs, dedicated web-based support resources, and user diagnostic tools.

Markets and Distribution

The Company’s customers are primarily in the consumer, SMB, education, enterprise, government, and creative markets. The Company distributes its products through wholesalers, resellers, national and regional retailers, and cataloguers. No individual customer accounted for more than 10% of net sales in 2008, 2007, or 2006. The Company also sells many of its products and resells certain third-party products in most of its major markets directly to customers through its own sales force and retail and online stores.

Competition

The Company is confronted by aggressive competition in all areas of its business. The markets for consumer electronics, personal computers, related software and peripheral products, digital music devices and related services, and mobile communication devices are highly competitive. These markets are characterized by rapid technological advances in both hardware and software that have substantially increased the capabilities and use of personal computers, other digital electronic devices, and mobile communication devices that have resulted in the frequent introduction of new products with competitive price, feature, and performance characteristics. Over the past several years, price competition in these markets has been particularly intense. The Company’s competitors who sell personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. The principal competitive factors include price, product features, relative price/performance, product quality and reliability, design innovation, availability of software and peripherals, marketing and distribution capability, service and support, and corporate reputation. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller, simpler, and less expensive than traditional personal computers may compete with the Company’s products.

The Company’s music products and services have faced significant competition from other companies promoting their own digital music and content products and services, including those offering free peer-to-peer music and video services. The Company believes it currently retains a competitive advantage by offering superior innovation and integration of the entire solution including the hardware (personal computer, iPod, and iPhone), software (iTunes), and distribution of content (iTunes Store and iTunes Wi-Fi Music Store). However, the Company expects competition in this space to intensify as competitors attempt to imitate the Company’s approach to tightly integrating these elements within their own offerings or, alternatively, collaborate with each other to offer solutions that are more integrated than those they currently offer. Some of these current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings.

The Company is currently focused on market opportunities related to mobile communication devices including the iPhone. The mobile communications industry is highly competitive with several large, well-funded, and experienced competitors. The Company faces competition from mobile communication device companies that may attempt to imitate some of the iPhone’s functions and applications within their own smart phones. This industry is characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers.

The Company’s future financial condition and operating results are substantially dependent on the Company’s ability to continue to develop and offer new innovative products and services in each of its markets.

Raw Materials

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including, but not limited to microprocessors, enclosures, certain LCDs, certain optical drives, and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources, which subjects the Company to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to NAND flash memory, dynamic random access memory (“DRAM”), and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of key components including, but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can have a material adverse effect on its financial condition and operating results.

The Company and other participants in the personal computer, consumer electronics and mobile communication industries also compete for various components with other industries that have experienced increased demand for their products. In addition, the Company uses some custom components that are not common to the rest of the personal computer, consumer electronics and mobile communication industries, and new products introduced by the Company often utilize custom components available from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured. If the Company’s supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements.

Significant portions of the Company’s Mac computers, iPods, iPhones, logic boards, and other assembled products are manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company’s outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturing outsourcing for many of the Company’s key products, including but not limited to final assembly of substantially all of the Company’s portable Mac computers, iPods, iPhones and most of the Company’s iMacs. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods ranging from 30 to 150 days.

The Company believes there are several component suppliers and manufacturing vendors whose loss to the Company could have a material adverse effect upon the Company’s business and financial condition. At this time, such vendors include, without limitation, Amperex Technology Limited, ASUSTeK Corporation, ATI Technologies, Inc., Atheros Communications Inc., AU Optronics Corporation, Broadcom Corporation, Chi Mei Optoelectronics Corporation, Cypress Semiconductor Corporation, Hitachi Global Storage Technologies, Hon Hai Precision Industry Co., Ltd., Infineon Technologies AG, Intel Corporation, Inventec Appliances Corporation, LG Display, LSI Corporation, Matsushita, Murata Manufacturing Co., Ltd., National Semiconductor Corporation, NVIDIA Corp., Inc., Quanta Computer, Inc., Renesas Semiconductor Co. Ltd., Samsung Electronics, Sony Corporation, Synaptics, Inc., Texas Instruments, and Toshiba Corporation.

Research and Development

Because the personal computer, consumer electronics, and mobile communication industries are characterized by rapid technological advances, the Company’s ability to compete successfully is heavily dependent upon its ability to ensure a continual and timely flow of competitive products, services, and technologies to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of computer hardware and peripherals, consumer electronics products, mobile communication devices, system software, applications software, networking and communications software and solutions, and Internet services and solutions. The Company may expand the range of its product offerings and intellectual property through licensing and/or acquisition of third-party business and technology. The Company’s research and development expenditures totaled $1.1 billion, $782 million, and $712 million in 2008, 2007, and 2006, respectively.

Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its computer systems, iPods, iPhone, peripherals, software, and services. In addition, the Company has registered, and/or has applied to register, trademarks and service marks in the U.S. and a number of foreign countries for “Apple,” the Apple logo, “Macintosh,” “Mac,” “iPod,” “iTunes,” “iTunes Store,” “iPhone,” “Apple TV,” “MobileMe” and numerous other trademarks and service marks. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence, and marketing abilities of its personnel.

The Company regularly files patent applications to protect inventions arising from its research and development, and is currently pursuing thousands of patent applications around the world. Over time, the Company has accumulated a portfolio of several thousand issued patents in the U.S. and worldwide. In addition, the Company currently holds copyrights relating to certain aspects of its products and services. No single patent or copyright is solely responsible for protecting the Company’s products. The Company believes the duration of the applicable patents that it has been granted is adequate relative to the expected lives of its products. Due to the fast pace of innovation and product development, the Company’s products are often obsolete before the patents related to them expire, and sometimes are obsolete before the patents related to them are even granted.

Many of the Company’s products are designed to include intellectual property obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee that such licenses could be obtained at all. Because of technological changes in the computer, digital music player and mobile communications industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties.

Foreign and Domestic Operations and Geographic Data

The U.S. represents the Company’s largest geographic marketplace. Approximately 57% of the Company’s net sales in 2008 came from sales to customers inside the U.S. Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by external vendors in California, the Republic of Korea (“Korea”), the People’s Republic of China (“China”) and the Czech Republic. Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Japan, Korea, Malaysia, Philippines, Taiwan, Thailand, and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the Company’s portable products, including MacBook Pro, MacBook, MacBook Air, iPods, iPhone, and most of the Company’s iMacs. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Information regarding financial data by geographic segment is set forth in Part II, Item 8 of this Form 10-K and in Notes to Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Seasonal Business

The Company has historically experienced increased net sales in its first and fourth fiscal quarters compared to other quarters in its fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. This historical pattern should not be considered a reliable indicator of the Company’s future net sales or financial performance.

Warranty

The Company offers a basic limited parts and labor warranty on most of its hardware products, including Mac computers, iPods and iPhones. The basic warranty period is typically one year from the date of purchase by the original end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company’s hardware products. In addition, consumers may purchase the AppleCare Protection Plan, which extends service coverage on many of the Company’s hardware products in most of its major markets.

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

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have been passed in several jurisdictions in which the Company operates including various countries within Europe and Asia, certain Canadian provinces, and certain states within the U.S. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not have a material adverse effect on the Company’s financial condition or operating results.

Employees

As of September 27, 2008, the Company had approximately 32,000 full-time equivalent employees and an additional 3,100 temporary equivalent employees and contractors.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.apple.com/investor when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Executive Officers of the Registrant

The following sets forth certain information regarding executive officers of the Company as of November 1, 2008.

Name	Position With the Company	Age
Timothy D. Cook	Chief Operating Officer	47
Daniel Cooperman	Senior Vice President, General Counsel and Secretary	57
Tony Fadell	Senior Vice President, iPod Division	39
Scott Forstall	Senior Vice President, iPhone Software Engineering and Platform Experience	39
Steven P. Jobs	Director and Chief Executive Officer	53
Ronald B. Johnson	Senior Vice President, Retail	50
Robert Mansfield	Senior Vice President, Hardware Engineering	47
Peter Oppenheimer	Senior Vice President and Chief Financial Officer	45
Philip W. Schiller	Senior Vice President, Worldwide Product Marketing	48
Bertrand Serlet	Senior Vice President, Software Engineering	47
Sina Tamaddon	Senior Vice President, Applications	51

Timothy D. Cook, Chief Operating Officer, joined the Company in March 1998. Mr. Cook also served as Executive Vice President, Worldwide Sales and Operations from 2002 to 2005. In 2004, his responsibilities were expanded to include the Company’s Macintosh hardware engineering. From 2000 to 2002, Mr. Cook served as Senior Vice President, Worldwide Operations, Sales, Service and Support. From 1998 to 2000, Mr. Cook served as Senior Vice President, Worldwide Operations. Prior to joining the Company, Mr. Cook was Vice President, Corporate Materials for Compaq Computer Corporation (“Compaq”). Previous to his work at Compaq, Mr. Cook was the Chief Operating Officer of the Reseller Division at Intelligent Electronics. Mr. Cook also spent 12 years with IBM, most recently as Director of North American Fulfillment. Mr. Cook also serves as a member of the Board of Directors of Nike, Inc.

Daniel Cooperman, Senior Vice President, General Counsel and Secretary, joined the Company in November 2007. Prior to joining the Company, he served as Senior Vice President, General Counsel and Secretary of Oracle Corporation since February 1997. Prior to that, he had been associated with the law firm of McCutchen, Doyle, Brown & Enersen (which is now Bingham McCutchen LLP) since October 1977, and had served as a partner since June 1983. From September 1995 until February 1997, Mr. Cooperman was Chair of the law firm’s Business and Transactions Group, and from April 1989 through September 1995 he served as Managing Partner of the law firm’s San Jose office.

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

Scott Forstall, Senior Vice President of iPhone Software Engineering and Platform Experience, joined the Company in February 1997 upon the Company’s acquisition of NeXT. Mr. Forstall also has served the Company as Vice President of Platform Experience while leading several releases of Mac OS X, and as Director of Application Frameworks. Prior to joining the Company, Mr. Forstall worked at NeXT developing core technologies.

Steven P. Jobs is one of the Company’s co-founders and currently serves as its Chief Executive Officer. Mr. Jobs also is a director of The Walt Disney Company.

Ronald B. Johnson, Senior Vice President, Retail, joined the Company in January 2000. Prior to joining the Company, Mr. Johnson spent 16 years with Target Stores, most recently as Senior Merchandising Executive.

Robert Mansfield, Senior Vice President of Hardware Engineering, joined the Company in November 1999 as Vice President of Development Engineering and assumed his current position in May 2008. Prior to joining the Company, Mr. Mansfield was Vice President of Engineering at Raycer Graphics and a Senior Director at Silicon Graphics, Inc.

Peter Oppenheimer, Senior Vice President and Chief Financial Officer, joined the Company in July 1996. Mr. Oppenheimer also served the Company as Vice President and Corporate Controller and as Senior Director of Finance for the Americas. Prior to joining the Company, Mr. Oppenheimer was Chief Financial Officer of one of the four business units for Automatic Data Processing, Inc. (“ADP”). Prior to joining ADP, Mr. Oppenheimer spent six years in the Information Technology Consulting Practice with Coopers and Lybrand.

Philip W. Schiller, Senior Vice President, Worldwide Product Marketing, rejoined the Company in 1997. Prior to rejoining the Company, Mr. Schiller was Vice President of Product Marketing at Macromedia, Inc. from December 1995 to March 1997 and Director of Product Marketing at FirePower Systems, Inc. from 1993 to December 1995. Prior to that, Mr. Schiller spent six years at the Company in various marketing positions.

Bertrand Serlet, Senior Vice President, Software Engineering, joined the Company in February 1997 upon the Company’s acquisition of NeXT and also served the Company as Vice President of Platform Technology. At NeXT, Mr. Serlet held several engineering and managerial positions, including Director of Web Engineering. Prior to NeXT, Mr. Serlet worked as a research engineer at Xerox PARC from 1985 to 1989.

Sina Tamaddon, Senior Vice President, Applications, joined the Company in September 1997. Mr. Tamaddon has also served with the Company as Senior Vice President, Worldwide Service and Support, and Vice President and General Manager, Newton Group. Before joining the Company, Mr. Tamaddon held the position of Vice President, Europe with NeXT from September 1996 through March 1997. From August 1994 to August 1996, Mr. Tamaddon was Vice President, Professional Services with NeXT.

Item 1A. Risk Factors

Because of the following factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Economic conditions could materially adversely affect the Company.

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for the Company’s products and services. Demand could also differ materially from the Company’s expectations since the Company generally raises prices on goods and services sold outside the U.S. to offset the effect of the strengthening of the U.S. dollar, a trend which has been very pronounced recently. Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on the Company’s business, including insolvency of key suppliers resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products and/or customer, including channel partner, insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting the Company’s treasury operations. Other income and expense could also vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges related to debt securities as well as equity and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increases the risk that the actual amounts realized in the future on the Company’s financial instruments could differ significantly from the fair values currently assigned to them.

Uncertainty about current global economic conditions could also continue to increase the volatility of the Company’s stock price.

The matters relating to the Company’s past stock option practices and the restatement of the Company’s consolidated financial statements may result in additional litigation.

The findings from the Company’s investigation into its past stock option granting practices and the resulting restatement of prior financial statements in the Company’s Annual Report on Form 10-K for the fiscal year September 30, 2006 (the “2006 Form 10-K”) have exposed the Company to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part I, Item 3, “Legal Proceedings,” several derivative complaints and a class action complaint have been filed in state and federal courts against the Company and certain current and former directors and executive officers pertaining to allegations relating to past stock option grants. The Company has provided the results of its investigation to the Securities and Exchange Commission (the “SEC”) and the United States Attorney’s Office for the Northern District of California, and the Company has responded to their requests for documents and additional information. The Company intends to continue to provide its full cooperation.

On April 24, 2007, the SEC filed an enforcement action against two former officers of the Company. In announcing the lawsuit, the SEC stated that it would not bring an enforcement action against the Company based in part on the Company’s “swift, extensive, and extraordinary cooperation in the Commission’s investigation.” According to the SEC’s statement, the Company’s “cooperation consisted of, among other things, prompt self-reporting, an independent internal investigation, the sharing of the results of that investigation with the government, and the implementation of new controls designed to prevent the recurrence of fraudulent conduct.” The enforcement actions against each of these former officers have now been settled.

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

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of new innovative products and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its personal computers, consumer electronics, and mobile communication devices, including the hardware, operating system, several software applications, and related services. As a result, the Company must make significant investments in research and development and as such, the Company currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous patents, trademarks and service marks. By contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if other companies infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be negatively affected and have a materially adverse affect on its financial condition and operating results.

In the market for personal computers and peripherals, the Company faces a significant number of competitors, many of which have broader product lines, lower priced products, and larger installed customer bases. Consolidation in this market has resulted in larger and potentially stronger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. The Company also faces increased competition in key market segments, including consumer, SMB, education, enterprise, government, and creative markets. An increasing number of Internet devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products.

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

The Company is currently focused on certain mobile communication devices, such as iPhone; consumer electronic devices, including the iPod family of digital music players, and digital content distribution. The Company faces substantial competition from companies that have significant technical, marketing, distribution, and other resources, as well as established hardware, software, and digital content supplier relationships. The Company has only recently entered the mobile communications market, and many of its competitors in the mobile communications market have significantly greater experience, product breadth, and distribution channels than the Company. The Company also competes with illegitimate ways to obtain digital content. Because some current and potential competitors have substantial resources and experience and a lower cost structure, they may be able to provide such products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing these components seamlessly within their individual offerings or work collaboratively to offer integrated solutions.

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

Future operating results depend upon the Company’s ability to obtain key components including, but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities.

Because the Company currently obtains certain key components including, but not limited to microprocessors, enclosures, certain LCDs, certain optical drives, and ASICs, from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to NAND flash memory, DRAM and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of key components including, but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can have a material adverse effect on its financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2008 and 2007, due largely to the anticipated impact of product transitions, flat or reduced pricing on new and innovative products that have higher cost structures, both expected and potential future cost increases for key components, and higher logistical costs. For additional information refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin,” which is incorporated herein by reference.

The Company and other participants in the personal computer, consumer electronics and mobile communication industries compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of the personal computer, consumer electronics or mobile communication industries. The Company’s new products often utilize custom components available from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements. If the supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected.

The Company depends on component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.

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

Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by external vendors in California, Korea, China and the Czech Republic. Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Japan, Korea, Malaysia, Philippines, Taiwan, Thailand and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the Company’s portable products, including MacBook Pro, MacBook, MacBook Air, iPods, iPhones and most of the Company’s iMacs. If manufacturing or logistics in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s financial condition and operating results could be materially adversely affected.

The Company relies on third-party digital content, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with certain third parties to offer their digital content through the Company’s iTunes Store. The Company pays substantial fees to obtain the rights to audio and video content. The Company’s licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the total cost of, such content. If the Company is unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach, the Company’s financial condition and operating results may be materially adversely affected.

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

Because of technological changes in the global personal computer, consumer electronics and mobile communication industries, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, the Company has been notified that it may be infringing such rights. Regardless of merit, responding to such claims can consume significant time and expense. At present, the Company is vigorously defending more than 21 patent infringement cases, 13 of which were filed during fiscal 2008, and several pending claims are in various stages of evaluation. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If the Company is found to be infringing such rights, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology. While in management’s opinion the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on its financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against the Company in the same reporting period, the Company’s financial condition and operating results could be materially adversely affected.

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

The Company’s future performance depends on support from third-party software developers. If third-party software applications and services cease to be developed and maintained for the Company’s products, customers may choose not to buy the Company’s products.

The Company believes decisions by customers to purchase its hardware products, including its Macs, iPods and iPhones, are often based to a certain extent on the availability of third-party software applications and services. There is no assurance that third-party developers will continue to develop and maintain applications and services for the Company’s products on a timely basis or at all, and discontinuance or delay of these applications and services could have a material adverse effect on the Company’s financial condition and operating results.

With respect to its Mac products, the Company believes the availability of third-party software applications and services depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products compared to Windows-based products. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such applications and services. If the Company’s minority share of the global personal computer market causes developers to question the Company’s prospects, developers could be less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. The Company’s development of its own software applications and services may also negatively affect the decisions of third-party developers, such as Microsoft, Adobe, and Google, to develop, maintain, and upgrade similar or competitive software and services for the Company’s products. Mac OS X Leopard, which became available in October 2007, includes a new feature that enables Intel-based Mac systems to run Microsoft Windows XP and Windows Vista operating systems. This feature may deter developers from creating software applications for Mac OS X if such applications are already available for the Windows platform.

With respect to iPhone and iPod touch, the Company relies on the continued availability and development of compelling and innovative software applications. As with applications for the Company’s Mac products, the availability and development of these applications also depend on developers’ perceptions and analysis of the relative benefits of developing software for the Company’s products rather than its competitors’, including devices that use competing platforms. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s devices may suffer.

The Company’s products and services experience quality problems from time to time that can result in decreased sales and operating margin.

The Company sells highly complex hardware and software products and services that can contain defects in design and manufacture. Sophisticated operating system software and applications, such as those sold by the Company, often contain “bugs” that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products the Company purchases from third parties. There can be no assurance the Company will be able to detect and fix all defects in the hardware, software and services it sells. Failure to do so could result in lost revenue, harm to reputation, and significant warranty and other expenses, and could have a material adverse impact on the Company’s financial condition and operating results.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. The Company’s software, accessories, and service and support contracts generally have higher gross margins than certain of the Company’s other products. Gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company’s direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company’s gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, new products, component cost increases, or price competition. The Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to the second and third fiscal quarters due to seasonal demand related to the holiday season and the beginning of the school year, respectively. Furthermore, the Company sells more products from time-to-time during the third month of a quarter than it does during either of the first two months. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components supply, or manufacturing partners, could have a material adverse impact on the Company’s financial condition and operating results.

In certain countries, including the U.S., the Company relies on a single cellular network carrier to provide service for iPhone.

In the U.S., U.K., France, Germany, Spain, Ireland, and certain other countries, the Company has contracted with a single carrier to provide cellular network services for iPhone on an exclusive basis. If these exclusive carriers cannot successfully compete with other carriers in their markets for any reason, including but not limited to the quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and other terms of conditions of end-user contracts, or if these exclusive carriers fail to promote iPhone aggressively or favor other handsets in their promotion and sales activities or service plans, sales may be materially adversely affected.

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

Information technology system failures, network disruptions and breaches of data security could disrupt the Company’s operations by causing delays or cancellation of customer, including channel partner, orders, negatively affecting the Company’s online offerings and services, impeding the manufacture or shipment of products, processing transactions and reporting financial results, resulting in the unintentional disclosure of customer or Company information, or damage to the Company’s reputation. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on the Company’s financial condition and operating results.

The Company’s stock price continues to be volatile.

The Company’s stock has at times experienced substantial price volatility as a result of variations between its actual and anticipated financial results, announcements by the Company and its competitors, or uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, the Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline.

Political events, war, terrorism, public health issues, natural disasters and other circumstances could materially adversely affect the Company.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are located near major seismic faults. Because the Company does not carry earthquake insurance for direct quake-related losses and significant recovery time could be required to resume operations, the Company’s financial condition and operating results could be materially adversely affected in the event of a major earthquake.

The Company’s success depends largely on its ability to attract and retain key personnel.

Much of the Company’s future success depends on the continued service and availability of skilled personnel, including its CEO, its executive team and key employees in technical, marketing and staff positions. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where most of the Company’s key employees are located. The Company has relied on equity awards as one means for recruiting and retaining this highly skilled talent. Accounting regulations requiring the expensing of stock options have resulted in increased stock-based compensation expense, which has caused the Company to reduce the number of stock-based awards issued to employees and could negatively impact the Company’s ability to attract and retain key personnel. Additionally, significant adverse volatility in the Company’s stock price could result in a stock option’s exercise price exceeding the underlying stock’s market value or a significant deterioration in the value of restricted stock units (“RSUs”) granted, thus lessening the effectiveness of retaining employees through stock-based awards. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

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

The Company derives a large and growing portion of its revenue and earnings from its international operations. As a result, its financial condition and operating results could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including U.S. taxes on foreign subsidiaries), and changes in the value of the U.S. dollar versus local currencies. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia, as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally will lead the Company to raise international pricing, potentially reducing demand for the Company’s products. In some circumstances, due to competition or other reasons, the Company may decide not to raise local prices to the full extent of the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to the Company’s foreign currency-denominated sales and earnings, could cause the Company to reduce international pricing, thereby limiting the benefit. As strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies.

The Company has used derivative instruments, such as foreign exchange forward and option positions, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

The Company’s retail business has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through September 27, 2008, the Company had opened 247 retail stores. The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company also has entered into substantial operating lease commitments for retail space with terms ranging from 5 to 20 years, the majority of which are for 10 years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could have a material adverse effect on the Company’s financial condition and operating results.

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties that could have a material adverse effect on the Retail segment’s future results, cause its actual results to differ from anticipated results and have a material adverse effect on the Company’s financial condition and operating results. These risks and uncertainties include, among other things, macro-economic factors that could have a negative effect on general retail activity, as well as the Company’s inability to manage costs associated with store construction and operation, inability to sell third-party products at adequate margins, failure to manage relationships with existing retail channel partners, more challenging environment in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and inability to obtain and renew leases in quality retail locations at a reasonable cost.

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

The Company’s future operating performance depends on the performance of distributors, carriers, and other resellers.

The Company distributes its products through wholesalers, resellers, national and regional retailers, value-added resellers, and cataloguers, many of whom distribute products from competing manufacturers. The Company also sells many of its products and resells third-party products in most of its major markets directly to end-users, certain education customers, and certain resellers through its online and retail stores. iPhone is distributed through the Company, its cellular network carriers’ distribution channels, and certain third-party resellers.

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

Although the Company has not recognized any material losses on its cash, cash equivalents and short-term investments, future declines in their market values could have a material adverse effect on the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Additionally, the Company’s overall investment portfolio is often concentrated in the financial sector, which has been negatively impacted by the recent market liquidity conditions. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of the Company’s cash, cash equivalents and short-term investments could decline and result in a material impairment, which could have a material adverse effect on the Company’s financial condition and operating results.

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

The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. The Company is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on the Company’s financial condition and operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s headquarters are located in Cupertino, California. The Company has a manufacturing facility in Cork, Ireland. As of September 27, 2008, the Company leased approximately 4.2 million square feet of space, primarily in the U.S., and to a lesser extent, in Europe, Japan, Canada, and the Asia Pacific region. The major facility leases are generally for terms of 3 to 20 years and generally provide renewal options for terms of 1 to 5 additional years. Leased space includes approximately 1.8 million square feet of retail space, a majority of which is in the U.S. Lease terms for retail space range from 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options.

As of September 27, 2008, the Company owned a 367,000 square-foot manufacturing facility in Cork, Ireland that also housed a customer support call center. The Company also owned 805,000 square feet of facilities in

Sacramento, California that include warehousing and distribution operations, as well as a customer support call center. In addition, the Company owned approximately 2.3 million square feet of facilities for research and development and corporate functions in Cupertino, California, including approximately 1.0 million square feet purchased in 2007 and 2006 for the future development of the Company’s second corporate campus in Cupertino, California, and approximately 107,000 square feet for a data center in Newark, California. Outside the U.S., the Company owned additional facilities totaling approximately 129,000 square feet as of September 27, 2008. The Company believes its existing facilities and equipment are well maintained and in good operating condition.

The Company has invested in internal capacity and strategic relationships with outside manufacturing vendors, and therefore believes it has adequate manufacturing capacity for the foreseeable future. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Item 3. Legal Proceedings

As of September 27, 2008, the end of the annual period covered by this report, the Company is subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the fourth quarter of 2008 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

Bader v. Anderson, et al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its then current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions and violations of California Business & Professions Code §17200 (unfair competition). The complaint alleged that the Company’s March 14, 2005, proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brought suit on the Company’s behalf, made no demand on the Board of Directors and alleged that such demand was excused. The complaint sought injunctive and other relief for purported injury to the Company. On July 27, 2005, plaintiff filed an amended complaint alleging that, in addition to the purported derivative claims, adoption of the bonus plan and distribution of the proxy statement describing that plan also inflicted injury on her directly as an individual shareholder. On January 10, 2006, the Court sustained defendants’ demurrer to the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on February 7, 2006, and the Company filed a demurrer. After a hearing on June 13, 2006, the Court sustained the demurrer without leave to amend as to the non-director officers and with leave to amend as to the directors. On July 24, 2006, plaintiff filed a third amended complaint, which purported to bring claims derivatively as well as directly on behalf of a class of common stockholders who have been or will be harmed by virtue of the allegedly misleading proxy statement. In addition to reasserting prior causes of action, the third amended complaint included a claim that the Company violated the terms of the plan, and a claim for waste related to restricted stock unit grants to certain officers in 2003 and 2004 and an option grant to the Company’s CEO in January 2000. The Company filed a demurrer to the third amended complaint. On January 30, 2007, the Court sustained the Company’s demurrer with leave to amend. On May 8, 2007, plaintiff filed a fourth amended complaint. The Company filed a demurrer to the fourth amended complaint, which the Court sustained, without leave to amend, on October 12, 2007. On October 25, 2007, the Court entered a final judgment in favor of defendant and ordered the case dismissed with prejudice. On November 26, 2007, plaintiff filed a notice of appeal. Plaintiffs’ appeal is pending.

Birdsong v. Apple Computer, Inc.

This action alleges that the Company’s iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users. The Birdsong action was initially filed on January 30, 2006 in the United States District Court for the Western District of Louisiana asserting Louisiana causes of action on behalf of a purported Louisiana class of iPod purchasers. A similar action (Patterson v. Apple Computer, Inc.) was filed on January 31, 2006 in the United States District Court for the Northern District of California asserting California causes of action on behalf of a purported class of all iPod purchasers within the four-year period before January 31, 2006. The Birdsong action was transferred to the Northern District of California, and the Patterson action was dismissed. An amended complaint was subsequently filed in Birdsong, dropping the Louisiana law-based claims and adding California law-based claims equivalent to those in Patterson. After the Company filed a motion to dismiss on November 3, 2006, plaintiffs agreed not to oppose the motion and filed a second amended complaint on January 16, 2007. That complaint alleges California law-based claims for breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act and negligent misrepresentation on behalf of a putative nationwide class and a Louisiana law-based claim for redhibition for a Louisiana sub-class. On March 1, 2007, the Company filed a motion to dismiss the California law-based claims, which was heard on June 4, 2007. On December 14, 2007, the Court issued an order granting the Company’s motion, with leave to amend the complaint. Plaintiffs filed a third amended complaint on January 11, 2008. On February 15, 2008, the Company filed a motion to dismiss the third amended complaint. On June 16, 2008, the Court granted the Company’s motion to dismiss the third amended complaint with prejudice. On July 11, 2008, plaintiffs filed a notice of appeal. Plaintiffs’ appeal is pending.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec. At the request of plaintiffs’ counsel, the Court has postponed class certification proceedings in this action indefinitely.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties. Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract and violation of the Song-Beverly Consumer Warranty Act. Plaintiffs requested unspecified damages and other relief. On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. On May 2, 2005, plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §16700 et seq.) and a claim for false advertising. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted plaintiffs leave to amend and they filed an amended complaint on December 29, 2005. Plaintiffs’ amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple retail stores. Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the Consumer Legal Remedies Act, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act, and alleged new causes of action for fraud, conversion, and breach of the implied covenant of good faith and fair dealing. The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action. Plaintiffs filed an amended complaint adding one new plaintiff. The Company filed a demurrer, which was granted in part on September 9, 2006. Plaintiffs filed a further amended complaint on September 21, 2006. On October 2, 2006, the Company filed an answer denying all allegations and asserting numerous affirmative defenses. On November 30, 2007, the Company filed a motion for judgment on the pleadings, which the Court denied. Plaintiffs filed a Fifth Amended Complaint on March 19, 2008 and a Corrected Fifth Amended Complaint on April 1, 2008. The Company filed an answer to the Corrected Fifth Amended Complaint on April 18, 2008. The Company filed a motion for judgment on the pleadings for an order dismissing plaintiffs’ fraud claim based upon the statute of limitations, which was granted by the Court on June 24, 2008, with leave to amend. Plaintiffs filed a Sixth Amended Complaint on July 14, 2008 and a Seventh Amended Complaint on August 22, 2008, adding three new reseller plaintiffs. On September 22, 2008, the Company filed its answer to the consumer-related claims denying all allegations and asserting numerous affirmative defenses, and also filed a demurrer to the new reseller claims. The Company has filed motions for summary adjudication of two named plaintiffs’ claims, which were heard on October 14, 2008. The Court requested further briefing on the motions for summary adjudication. On August 22, 2008, plaintiffs filed a motion to certify the consumer class and on October 10, 2008, the Company filed its opposition to plaintiffs’ motion. The class certification hearing is set for December 19, 2008.

Gordon v. Apple Computer, Inc.

Plaintiff filed this purported class action on August 31, 2006 in the United States District Court for the Northern District of California, San Jose Division, on behalf of a purported nationwide class of consumers who purchased 65W Power Adapters for iBooks and Powerbooks between November 2002 and the present. The complaint alleges various problems with the 65W Adapter, including fraying, sparking, and premature failure. Plaintiff alleges violations of California Business & Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act, the Song-Beverly Consumer Warranty Act and breach of warranties. The complaint seeks damages and equitable relief. The Company filed an answer on October 20, 2006 denying the material allegations and asserting numerous affirmative defenses. The Company has reached a settlement of this matter and the parties have received preliminary court approval for the settlement. The parties await final court approval for the settlement.

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

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. Patent 5,280,371 entitled “Directional Diffuser for a Liquid Crystal Display.” Plaintiffs seek unspecified damages and other relief. The Company filed an answer on December 21, 2004 denying all material allegations and asserting numerous affirmative defenses. The Company has tendered the case to several liquid crystal display manufacturer suppliers. On May 18, 2005 the Court stayed the case against the Company and the other non-manufacturer defendants. Plaintiffs filed an amended complaint on November 7, 2005 adding additional defendants and expanding the scope of the accused products. The Company’s response to the amended complaint is not yet due. On April 2, 2008, the Court lifted the stay for the purpose of determining whether the liquid crystal display manufacturer suppliers used by the Company and certain other defendants are licensed under the ‘371 patent. On October 31, 2008, the Company filed a motion for summary judgment of non-infringement based on the contention that its suppliers are licensed under the ‘371 patent. A hearing on the motion is scheduled for December 19, 2008.

In re Apple Computer, Inc. Derivative Litigation (formerly Karant v. Jobs, et al. and Related Actions) (Federal Action)

On June 30, 2006, a putative derivative action captioned Karant v. Jobs, et. al., was filed in the United States District Court for the Northern District of California, San Jose Division. A number of related actions were filed in the subsequent weeks and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, Master File No. C-06-04128-JF before the Hon. Jeremy Fogel. The actions were filed after the Company’s announcement on June 29, 2006 that an internal investigation had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, that a special committee of the Company’s outside directors had retained independent counsel to perform an investigation and that the Company had informed the Securities and Exchange Commission. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants, insider trading, and issuing false financial statements. The Company is named as a nominal defendant. The consolidated complaint alleges various causes of action under federal and California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, gross mismanagement, rescission, constructive fraud and waste of corporate assets, as well as claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek damages, disgorgement, restitution and imposition of a constructive trust. A Consolidated Shareholder Derivative Complaint was filed on December 18, 2006, and a First Amended Shareholder Derivative Complaint was filed on March 6, 2007. On June 12, 2007, the Company’s Board of Directors approved a resolution appointing a Special Litigation Committee to make all decisions relating to options litigation. Defendants filed a motion to dismiss on April 20, 2007, which was heard on September 7, 2007. On November 19, 2007, the Court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on December 19, 2007. Defendants filed motions to dismiss the amended complaint on January 25, 2008. The motions to dismiss were originally scheduled to be heard on April 4, 2008. Pursuant to a joint stipulation filed on April 3, 2008, the Court vacated the hearing date. The parties have reached a settlement, and the Court has granted preliminary approval of the settlement. The parties’ request for final approval of the settlement is pending.

In re Apple Computer, Inc. Derivative Litigation (formerly Plumbers and Pipefitters v. Jobs, et al. and Related Actions) (State Action); Boston Retirement Board v. Apple Computer, Inc.

On July 5, 2006, a putative derivative action captioned Plumbers and Pipefitters v. Jobs, et. al., was filed in California Superior Court for the County of Santa Clara. A number of related actions were filed in the subsequent weeks, and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, No. 1:06CV066692, assigned to the Hon. Joseph Huber. These actions purport to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants and issuing false financial statements. The Company is named as a nominal defendant. A consolidated complaint was filed on October 5, 2006, alleging a variety of causes of action under California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, accounting, constructive trust, rescission, deceit, gross mismanagement and waste of corporate assets. On December 7, 2006, the Court granted the Company’s motion to stay these actions. The parties have reached a settlement, and the Court has granted preliminary approval of the settlement. The parties’ request for final approval of the settlement is pending.

On November 3, 2006, the Boston Retirement Board, a purported shareholder, filed a petition for writ of mandate against the Company in California Superior Court for the County of Santa Clara (Boston Retirement Board v. Apple Computer Inc.). The petition sought to compel the Company to allow inspection of certain corporate records relating to the Company’s option practices and the Special Committee’s investigation. Following a trial held on September 24, 2007, the Court granted the petition for inspection but narrowed the scope of the records to be produced. On April 16, 2008, the Boston Retirement Board filed a derivative action in California Superior Court for the County of Santa Clara. On July 31, 2008, Boston Retirement Board attempted to serve the new complaint on the Company. On September 15, 2008, defendants filed a motion to quash service of summons. On October 17, 2008, the Court denied defendants’ motion to quash. On October 20, 2008, defendants requested consolidation of this action with In re Apple Computer, Inc. Derivative Litigation, No. 1:06CV066692, and a stay of the action.

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

The two California State Court actions were coordinated on May 4, 2006, and assigned to the Hon. Carl West in Los Angeles Superior Court. Plaintiffs filed a Consolidated Amended Class Action Complaint on June 8, 2006, alleging violations of California state consumer protection, unfair competition, false advertising and warranty laws and claiming unjust enrichment. The Consolidated Complaint alleges a putative plaintiff class of all California residents who own an iPod nano containing a manufacturing defect that results in the nano being susceptible to excessive scratching. The Company answered the Consolidated Amended Complaint on October 6, 2006. The parties have reached a settlement, which is subject to court approval.

Two similar complaints, Carpentier v. Apple Canada, Inc., and Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc. were filed in Montreal, Quebec, Canada on October 27, 2005 and November 9, 2005, respectively, seeking authorization to institute class actions on behalf of iPod nano purchasers in Quebec. The Royer-Brennan file was stayed in May 2006 in favor of the Carpentier file. A similar complaint, Mund v. Apple Canada Inc. and Apple Computer, Inc., was filed in Ontario, Canada on January 9, 2006 seeking authorization to institute a class action on behalf of iPod nano purchasers in Canada. Apple Canada Inc. and Apple Computer, Inc. have served Notices of Intent to Defend. The parties have reached a settlement of the Quebec cases, and have received final court approval of the settlement.

Individual Networks, LLC v. Apple, Inc.

Plaintiff filed this action against the Company on April 24, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,117,516, entitled “Method and System for Providing a Customized Media List.” Plaintiff alleges certain features of the iTunes store infringe the patent. The complaint seeks unspecified damages and other relief. The Company filed an answer on July 2, 2007, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity, as well as a counterclaim against Individual Networks LLC for infringement of U.S. Patent No. 5,724,567. The trial is scheduled for November 9, 2009. The Company has filed a petition with the United States Patent and Trademark Office requesting reexamination of U.S. Patent No. 7,117,516. The Markman hearing took place on October 8, 2008. The Company awaits the Court’s Markman ruling.

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

On October 1, 2003, Macadam was deauthorized as an Apple reseller. Macadam filed a motion for a temporary order to reinstate it as a reseller, which the Court denied. The Court denied Macadam’s motion for a preliminary injunction on December 19, 2003. On December 6, 2004, Macadam filed for Chapter 11 bankruptcy in the Northern District of California, which placed a stay on the litigation as to Macadam. The Company filed a claim in the bankruptcy proceedings on February 16, 2005. The Macadam bankruptcy case was converted to Chapter 7 (liquidation) on April 29, 2005. The Company reached a settlement of Macadam’s claims against the Company with the Chapter 7 Bankruptcy Trustee, and the Bankruptcy Court approved the settlement on July 17, 2006 over the objection of Tom Santos, Macadam’s principal. Santos appealed the ruling approving the settlement, but the District Court denied the appeal. Santos appealed to the Ninth Circuit Court of Appeals. Santos’ appeal was dismissed on October 3, 2008.

On December 19, 2005, Tom Santos filed a Fifth Amended Complaint on his own behalf (not on behalf of Macadam) alleging fraud, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising) and the Consumer Legal Remedies Act. The Company filed a demurrer to Santos’ amended complaint and a special motion to strike the defamation cause of action on January 20, 2006. The Court sustained the demurrer in part but denied the special motion to strike. Santos filed a Sixth Amended Complaint on July 14, 2006. The Company filed a demurrer, which was sustained on September 9, 2006. Santos filed a Seventh Amended Complaint in late September 2006. The Company filed a motion to strike, which was granted in part and denied in part on December 15, 2006. Santos filed an Eighth Amended Complaint on January 29, 2007. The Company filed a demurrer, which was heard on May 7, 2007. The court sustained the demurrer, and Santos filed a Ninth Amended Complaint on July 11, 2007. The Company filed a demurrer, which was overruled. The Company also filed a cross complaint against Santos on January 20, 2006 alleging violations of California Business & Professions Code §17200 and California Penal Code §502, fraud and deceit and breach of contract. The parties have reached a settlement.

Mediostream, Inc. v. Acer America Corp. et al.

Plaintiff filed this action against the Company, Acer America Corp., Dell, Inc. and Gateway, Inc. on August 28, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,009,655, entitled “Method and System for Direct Recording of Video Information onto a Disk Medium.” An amended complaint was served on November 7, 2007. The amended complaint seeks unspecified damages and other relief. On January 25, 2008, the Company filed an answer to the complaint denying all material allegations and asserting numerous affirmative defenses and also filed a motion to transfer the case to the Northern District of California. The Court has scheduled the Markman hearing for August 4, 2010 and trial for January 4, 2011.

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

Quantum Technology Management, Ltd. v. Apple Computer, Inc.

Plaintiff filed this action on December 21, 2005 in the United States District Court for the District of Maryland against the Company and Fingerworks, Ltd., alleging infringement of U.S. Patent No. 5,730,165 entitled “Time Domain Capacitive Field Detector.” The complaint seeks unspecified damages and other relief. On May 11, 2006, Quantum filed an amended complaint adding Cypress Semiconductor/MicroSystems, Inc. as a defendant. On July 31, 2006, the Company filed an answer denying all material allegations and asserting numerous affirmative defenses and also filed counterclaims for non-infringement and invalidity. On November 30, 2006, plaintiff filed a reply to the Company’s counterclaims and a More Definite Statement. A Markman hearing was held on May 16, 2007. On June 7, 2007, the Court issued a claim construction ruling, and also issued an order invalidating six of plaintiff’s asserted patent claims in response to the Company’s motion for partial summary judgment of invalidity. On November 28, 2007, the Company filed a motion for summary judgment for non-infringement and invalidity, and a motion for summary judgment related to Quantum’s state-law claims. On December 27, 2007, Quantum filed a motion for summary judgment for infringement on one patent claim. In March 2008, Quantum was acquired by Atmel Corporation. The parties have reached a settlement.

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

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, seeking authorization to institute a class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004 but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy. A class certification hearing took place January 13, 2006. On February 24, 2006, the Court granted class certification and notice was published during the last week of March 2006. The trial was conducted on October 15 and 16, 2007. On January 11, 2008, the Court issued a ruling in plaintiff’s favor. The Court ruled that despite the Company’s good faith efforts with the levy refund program, the Company must pay the amount claimed, and that the class is comprised of 20,000 persons who purchased an iPod in Quebec between December 12, 2003 and December 14, 2004. The Court ordered the Company to submit a statement of account showing the amount received by the Canadian Private Copying Collective, and the amount that has already been paid to class members in Quebec under the Company’s levy refund program. The Court also ordered the parties to submit further briefing regarding the collective recovery award by February 23, 2008. On February 11, 2008, the Company filed an appeal. The Company’s appeal is pending.

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

On March 20, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on April 19, 2007. On June 6, 2007, the Company filed an answer to the consolidated complaint denying all material allegations and asserting numerous affirmative defenses. On July 17, 2008, plaintiffs filed a motion for class certification and on October 17, 2008, the Company filed its opposition to plaintiffs’ motion. The class certification hearing is set for December 15, 2008.

A related class action complaint, Somers v. Apple Inc., was filed on December 31, 2007 in the United States District Court for the Northern District of California, alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. The complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition) and the California Consumer Legal Remedies Act. Plaintiff seeks unspecified damages and other relief. On February 21, 2008, the Company filed an answer denying all material allegations and asserting numerous defenses. The Court has scheduled the class certification hearing for April 20, 2009.

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

Vogel v. Jobs et al. (2006 Action)

Plaintiffs filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. On January 19, 2007, the Court appointed the New York City Employees’ Retirement System as lead plaintiff. On March 23, 2007, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Section 14(a) and 20(a) of the Securities Exchange Act as well as state law. The Consolidated Complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. Defendants filed a motion to dismiss on June 8, 2007, which was heard on September 7, 2007. On November 14, 2007, the Court issued an order dismissing all securities claims with prejudice, and held that any amended complaint could only be styled as a derivative case. On December 14, 2007, plaintiff filed a motion for leave to file a first amended consolidated class action complaint. On January 23, 2008, defendants filed an opposition to plaintiff’s motion. Plaintiff’s motion was heard on March 21, 2008. On May 14, 2008, the Court issued an order denying plaintiffs’ motion for leave to amend. The court entered judgment dismissing the case on June 12, 2008. On June 17, 2008, plaintiffs filed a notice of appeal. Plaintiffs’ appeal is pending.

Vogel v. Apple Inc., et al. (2008 Action)

Plaintiff filed this purported class action on June 27, 2008, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The allegations, which arise out of the Company’s past stock option practices, are similar to those in the 2006 Vogel v. Jobs et al. action that was dismissed on June 12, 2008, as described above. The complaint purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act. The complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. On July 22, 2008, the Court stayed this case pending the appeal in the 2006 Action.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2008 price range per common share	$ 180.91 - $ 120.68	$ 192.24 - $ 142.52	$ 200.50 - $ 115.44	$ 202.96 - $ 150.63
Fiscal 2007 price range per common share	$ 155.00 - $ 111.62	$ 127.61 - $ 89.60	$ 97.80 - $ 81.90	$ 93.16 - $ 72.60

Holders

As of October 24, 2008, there were 30,445 shareholders of record.

Dividends

The Company did not declare or pay cash dividends in either fiscal 2008 or 2007. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Composite Index (the “S&P 500”) and the S&P Computers (Hardware) Index (the “Industry Index”). The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500, and the Industry Index on September 30, 2003. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Sep-03	Sep-04	Sep-05	Sep-06	Sep-07	Sep-08
Apple Inc.	$100	$187	$517	$743	$1,481	$1,097
S&P © 500	$100	$114	$128	$142	$165	$129
S&P © Computer Hardware	$100	$104	$119	$128	$188	$158

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6. Selected Financial Data

The information set forth below for the five fiscal years ended September 27, 2008, is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except share amounts which are reflected in thousands and per share amounts).

	2008	2007	2006	2005	2004
Net sales	$32,479	$24,006	$19,315	$13,931	$8,279
Net income	$4,834	$3,496	$1,989	$1,328	$266
Earnings per common share:
Basic	$5.48	$4.04	$2.36	$1.64	$0.36
Diluted	$5.36	$3.93	$2.27	$1.55	$0.34
Cash dividends declared per common share	$—	$—	$—	$—	$—
Shares used in computing earnings per share:
Basic	881,592	864,595	844,058	808,439	743,180
Diluted	902,139	889,292	877,526	856,878	774,776

Cash, cash equivalents, and short-term investments	$24,490	$15,386	$10,110	$8,261	$5,464
Total assets	$39,572	$25,347	$17,205	$11,516	$8,039
Long-term debt	$—	$—	$—	$—	$—
Total liabilities	$18,542	$10,815	$7,221	$4,088	$2,976
Shareholders’ equity	$21,030	$14,532	$9,984	$7,428	$5,063

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” above, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Executive Overview

The Company designs, manufactures, and markets personal computers, portable digital music players, and mobile communication devices and sells a variety of related software, services, peripherals, and networking solutions. The Company’s products and services include the Mac line of desktop and portable computers, the iPod line of portable digital music players, iPhone, Apple TV, Xserve, a portfolio of consumer and professional software applications, the Mac OS X operating system, third-party digital content through the iTunes Store, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative markets.

The Company is focused on providing innovative products and solutions to consumer, SMB, education, enterprise, government and creative customers that greatly enhance their evolving digital lifestyles. The Company is the only participant in the personal computer and consumer electronics industries that controls the design and development of the entire personal computer, including the hardware, operating system, and sophisticated software applications, as well as the design and development of portable digital music players, mobile communication devices, and a variety of products and solutions for obtaining and enjoying digital content. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle products and solutions, which are further enhanced by the Company’s emphasis on ease-of-use and creative industrial designs.

The Company participates in several highly competitive markets, including personal computers with its Mac line of personal computers, consumer electronics with its iPod product families, mobile communications with iPhone, and distribution of third-party digital content through its online iTunes Store. While the Company is widely recognized as a leading innovator in the personal computer and consumer electronics markets as well as a leader in the emerging market for distribution of digital content, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company’s R&D spending is focused on further developing its existing Mac line of personal computers, its operating system, application software, iPhone and iPods; developing new digital lifestyle consumer and professional software applications; and investing in new product areas and technologies. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available only on Mac computers, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 247 stores open as of September 27, 2008.

The Company has also invested in programs to enhance reseller sales, including the Apple Sales Consultant Program, which places Apple employees and contractors at selected third-party reseller locations. The Company believes providing direct contact with its targeted customers is an efficient way to demonstrate the advantages of its Mac computers and other products over those of its competitors. The Company also sells to customers directly through its online stores around the world and through its direct sales force.

The Company’s iPods are sold through a significant number of distribution points to provide broad access. iPods can be purchased in certain department stores, member-only warehouse stores, large retail chains, and specialty retail stores, as well as through the channels for Mac distribution listed above.

iPhone is distributed through the Company, its cellular network carriers’ distribution channels, and certain third-party resellers. The Company has signed multi-year agreements with various cellular network carriers authorizing them to distribute and provide cellular network services for iPhone 3G in over 70 countries. These agreements are generally not exclusive with a specific carrier, except in the U.S., U.K., France, Germany, Spain, Ireland, and certain other countries. The Company expects to ship iPhone 3G in over 70 countries by the end of calendar year 2008.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its Consolidated Financial Statements and accompanying notes. Note 1 “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements in this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Consolidated Financial Statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, allowance for doubtful accounts, inventory valuation and inventory purchase commitments, warranty costs, stock-based compensation, income taxes, and legal and other contingencies. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, music products, digital content, peripherals, and service and support contracts. The Company recognizes revenue for software products (operating system software and applications software), or any product that is considered to be software-related, in accordance with the guidance in Emerging Issues Task Force (“EITF”) No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-software Deliverables in an Arrangement Containing More-Than-Incidental Software, (e.g., Mac computers, iPod portable digital music players and iPhone) pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. For products that are not software or software-related, (e.g., digital content sold on the iTunes Store and certain Mac, iPod and iPhone supplies and accessories), the Company recognizes revenue pursuant to the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

For both Apple TV and iPhone, the Company has indicated that from time-to-time it may provide future unspecified features and additional software products free of charge to customers. Therefore, sales of Apple TV and iPhone handsets are recognized under subscription accounting in accordance with SOP No. 97-2. The Company recognizes the associated revenue and cost of goods sold on a straight-line basis over the currently estimated 24-month economic lives of these products, with any loss recognized at the time of sale. Costs incurred by the Company for engineering, sales, marketing, and warranty are expensed as incurred.

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

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Effective at the beginning of 2008, the Company adopted Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Further information may be found in Note 5, “Income Taxes” in the Notes to Consolidated Financial Statements of this Form 10-K.

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

Legal and Other Contingencies

As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Note 8 “Commitments and Contingencies” in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Net Sales

Fiscal years 2008 and 2007 spanned 52 weeks while fiscal year 2006 spanned 53 weeks. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters.

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three fiscal years ended September 27, 2008 (in millions, except unit sales in thousands and per unit amounts):

	2008	Change		2007	Change		2006
Net Sales by Operating Segment:
Americas net sales	$14,573	26%		$11,596	23%		$9,415
Europe net sales	7,622	40%		5,460	33%		4,096
Japan net sales	1,509	39%		1,082	(11)%		1,211
Retail net sales	6,315	53%		4,115	27%		3,246
Other Segments net sales (a)	2,460	40%		1,753	30%		1,347

Total net sales	$32,479	35%		$24,006	24%		$19,315

Unit Sales by Operating Segment:
Americas Mac unit sales	3,980	32%		3,019	24%		2,432
Europe Mac unit sales	2,519	39%		1,816	35%		1,346
Japan Mac unit sales	389	29%		302	(1)%		304
Retail Mac unit sales	2,034	47%		1,386	56%		886
Other Segments Mac unit sales (a)	793	50%		528	58%		335

Total Mac unit sales	9,715	38%		7,051	33%		5,303

Net Sales by Product:
Desktops (b)	$5,603	39%		$4,020	21%		$3,319
Portables (c)	8,673	38%		6,294	55%		4,056

Total Mac net sales	14,276	38%		10,314	40%		7,375

iPod	9,153	10%		8,305	8%		7,676
Other music related products and services (d)	3,340	34%		2,496	32%		1,885
iPhone and related products and services (e)	1,844	N	M	123	N	M	—
Peripherals and other hardware (f)	1,659	32%		1,260	15%		1,100
Software, service, and other sales (g)	2,207	46%		1,508	18%		1,279

Total net sales	$32,479	35%		$24,006	24%		$19,315

Unit Sales by Product:
Desktops (b)	3,712	37%		2,714	12%		2,434
Portables (c)	6,003	38%		4,337	51%		2,869

Total Mac unit sales	9,715	38%		7,051	33%		5,303

Net sales per Mac unit sold (h)	$1,469	—%		$1,463	5%		$1,391

iPod unit sales	54,828	6%		51,630	31%		39,409

Net sales per iPod unit sold (i)	$167	4%		$161	(17)%		$195

iPhone unit sales	11,627	N	M	1,389	N	M	—

(a)	Other Segments include Asia Pacific and FileMaker.
(b)	Includes iMac, Mac mini, Mac Pro, Power Mac, and Xserve product lines.
(c)	Includes MacBook, iBook, MacBook Air, MacBook Pro, and PowerBook product lines.
(d)	Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(e)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(f)	Includes sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales of Apple-branded operating system and application software, third-party software, AppleCare, and Internet services.
(h)	Derived by dividing total Mac net sales by total Mac unit sales.
(i)	Derived by dividing total iPod net sales by total iPod unit sales.

NM = Not Meaningful

Fiscal Year 2008 versus 2007

Net sales during 2008 increased 35% or $8.5 billion from 2007. Several factors contributed to these increases including the following:

•

Mac net sales increased $4.0 billion or 38% during 2008 compared to 2007, while Mac unit sales increased by 2.7 million units or 38%. Net sales related to the Company’s Mac shipments accounted for 44% of the Company’s total net revenue. Higher Mac unit sales, which contributed to the increases in net sales, were driven by higher sales of all of the Company’s portable products as well as the popularity of the iMac, which experienced strong growth in net sales and unit sales in all of the Company’s reportable segments. Unit sales of the Company’s portable products accounted for 62% of the Company’s personal computer shipments in both 2008 and 2007. Net sales and unit sales of the Company’s portable products both increased by 38% during 2008 compared to 2007. This growth was attributable to strong demand for all the portable products, particularly the MacBook, which had double-digit growth in all of the Company’s operating segments, and the addition of the MacBook Air, which was introduced to the Company’s portable product line in January 2008. Growth of the Company’s desktop systems was also strong, with increased net sales and unit sales of 39% and 37%, respectively, during 2008 due primarily to strong sales of the iMac in all of the Company’s operating segments.

•

Net sales of iPods increased $848 million or 10% during 2008 compared to 2007 whereas unit sales of iPods increased 6% compared to 2007. The iPod unit growth was due to strong demand for the iPod touch, and to a lesser extent, higher unit sales of the iPod shuffle due to a price reduction in February 2008. iPod net sales grew faster than iPod unit sales due to higher average selling prices caused by a shift in overall iPod product mix to the higher priced iPod touch.

•

Net sales of iPhone and related products and services were $1.8 billion for 2008, with iPhone handset unit sales totaling 11.6 million. During 2008, sales of iPhone expanded beyond the U.S. and the Company expects to be shipping iPhones in over 70 countries by the end of December 2008. Net sales of iPhone and related products and services were $123 million in 2007, which represented sales for one fiscal quarter. iPhone net sales include the portion of handset revenue recognized in accordance with subscription accounting over the product’s 24-month estimated economic life, as well as revenue from sales of iPhone accessories and from carrier agreements.

•

Net sales of other music related products and services increased $844 million or 34% during the 2008 compared to 2007, due primarily to significantly increased net sales from the iTunes Store in each of the Company’s geographic segments. The Company believes this success is the result of heightened consumer interest in downloading third-party digital content, the expansion of third-party audio and video content available for sale and rent via the iTunes Store, and the launch of the iTunes App Store. The Company continues to expand its iTunes content offerings around the world.

•

Net sales of peripherals and other hardware increased $399 million or 32% compared to 2007 due to an increase in wireless networking products and other hardware accessories, including printers and scanners, which was partially offset by a decrease in net sales of displays.

•

Net sales of software, service, and other sales rose $699 million or 46% during 2008 compared to 2007. This growth was due in large part to increased sales of Apple-branded and third-party developers’ software products and increased net sales of AppleCare Protection Plan (“APP”) extended service and support contracts.

Fiscal Year 2007 versus 2006

Net sales during 2007 increased 24% or $4.7 billion from 2006 even though fiscal year 2007 spanned 52 weeks while fiscal year 2006 spanned 53 weeks. Several factors contributed to these increases including the following:

•

Mac net sales increased $3 billion or 40% during 2007 compared to 2006, while Mac unit sales increased by 1.75 million units or 33%. The 33% Mac unit sales growth rate is significantly greater than the estimated growth rate of the overall personal computer industry during that timeframe. Unit sales of the Company’s portable products accounted for 62% of the Company’s personal computer shipments in 2007, up from 54% in 2006. Net sales and unit sales of the Company’s portable products increased 55% and 51%, respectively, during 2007 compared to 2006. This growth was due to strong demand for the MacBook, which increased in each of the Company’s operating segments, as well as the MacBook Pro, which increased in each operating segment except Japan. Mac desktop net sales and unit sales increased by 21% and 12%, respectively, during 2007 due to stronger sales of the iMac in each of the Company’s operating segments. The Mac desktop net sales growth was greater than the unit sales growth due primarily to a shift in desktop product mix away from the lower-price Mac Mini and discontinued eMac and toward the iMac.

•

Net sales of iPods increased $629 million or 8% during 2007 compared to 2006. Unit sales of iPods increased 31% compared to 2006. The iPod growth was driven primarily by increased sales of the iPod shuffle and iPod nano particularly in international markets. iPod unit sales growth was significantly greater than iPod net sales due to a shift in overall iPod product mix, as well as due to lower selling prices for the iPod classic, iPod nano and iPod shuffle in 2007 compared to 2006.

•

Net sales of iPhone and related products and services were $123 million in 2007. iPhone net sales include the portion of iPhone handset revenue recognized in accordance with subscription accounting over the product’s 24-month estimated economic life, as well as sales of iPhone accessory products and revenue from carrier agreements. iPhone unit sales were 1.39 million in 2007.

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

•

Net sales of software, service, and other sales rose $229 million or 18% during 2007 compared to 2006. This growth was attributable primarily to increased net sales of APP extended service and support contracts and increased sales of Apple branded and third-party developers’ software products.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Japan, and Retail. The Americas, Europe, and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable geographic operating segment and the Retail operating segment provide similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Note 9, “Segment Information and Geographic Data” in Notes to Consolidated Financial Statements of this Form 10-K.

Americas

During 2008, net sales in the Americas segment increased $3.0 billion or 26% compared to 2007. The primary drivers of this growth were the significant year-over-year increase in sales of the iPod touch, Mac portable systems, content from the iTunes Store, and iPhone. The Company began shipping iPhone in June 2007 and the growth in iPhone sales in 2008 resulted from a full year of iPhone shipments. The increase in Mac net sales of $1.3 billion or 30% and Mac unit sales of 961 million or 32% is attributable to growth in all of the Mac portable systems, particularly the MacBook, and higher sales of the iMac. Net sales of iPods increased due to a shift in product mix toward higher priced iPods, particularly the iPod touch, which was upgraded in June 2008. In 2008, the Americas segment represented 45% of the Company’s total net sales as compared to 48% in the same period of 2007. During 2008, U.S. education channel net sales and Mac unit sales increased by 14% and 19%, respectively, compared to 2007. Net sales from the higher education market grew 15% during 2008 compared to 2007, while net sales in the K-12 market grew 12% during the same period.

During 2007, net sales in the Americas segment increased $2.2 billion, or 23%, compared to 2006. The main sources of this growth were Mac portable products, iMacs, iPods, and the sales of third-party content from the iTunes Store. Sales of Mac portable products increased due to the popularity of the MacBook, introduced in May 2006 and updated in May 2007, as well as the MacBook Pro, introduced in January 2006 and updated in June 2007. Sales of iMacs grew due to a shift in desktop product mix away from the Mac mini and discontinued eMac as well as the strong reception of the new iMac introduced in August 2007. Sales of iPods grew due to increased demand for the iPod nano and iPod shuffle and the introduction of the iPod touch in September 2007. During 2007, the Americas segment represented 48% of the Company’s total net sales as compared to 49% in the same period of 2006. During 2007, U.S. education channel net sales and Mac unit sales increased by 14% and 18%, respectively, compared to 2006. Net sales from the higher education market grew 17% during 2007 compared to 2006, while net sales in the K-12 market grew 10% during the same period.

Europe

For 2008, net sales and unit sales in Europe increased 40% and 39%, respectively, compared to the same period in 2007. The main drivers of this growth were strong sales of Mac portable systems and iMac, increased sales from the iTunes Store, and iPhone. Also contributing to the increase in net sales were higher iPod net sales due primarily to the iPod touch, which was upgraded in June 2008. Sales of Mac portable products increased due to the MacBook Pro and the MacBook, both updated in February 2008, as well as the MacBook Air, introduced in January 2008. Mac desktop sales also increased due primarily to the popularity of the iMac, which was updated in April 2008. Sales from the iTunes Store grew substantially by 79% from 2007 as a result of heightened consumer interest in downloading digital content and the expansion of third-party audio and video content available for sale via the iTunes Store. The Europe segment represented 23% of total net sales in 2008, consistent with 2007.

Europe segment net sales increased $1.4 billion or 33% during 2007 compared to 2006. Consistent with the Americas segment, the primary drivers of this growth were Mac portable products, iMacs, iPods, and the sales of third-party content from the iTunes Store. Sales of Mac portable products increased due to the popularity of both the MacBook and MacBook Pro. Sales of iMacs grew due to a shift in desktop product mix away from the Mac mini and discontinued eMac as well as the strong reception of the new iMac introduced in August 2007. Sales of iPods grew due primarily to increased demand for the iPod nano and iPod shuffle. The Company believes that the growth in iTunes Store sales was the result of heightened consumer interest in downloading digital content and the expansion of third-party audio and video content available for sale via the iTunes Store.

Japan

Japan net sales increased $427 million or 39% in 2008 compared to 2007. The primary contributors to the growth in net sales were increases in sales of iPods, iMac, Mac portable systems, and strong sales from the iTunes Store. Net sales, unit sales and the average selling price of iPods increased during 2008 compared to 2007, driven by strong demand for iPod touch and iPod nano. Additionally, Mac net sales and unit sales grew 42% and 29%, respectively, in 2008 compared to 2007 due to increase in sales of the iMac and Mac portable systems, particularly MacBook, as well as the introduction of MacBook Air in January 2008.

Japan’s net sales declined by $129 million or 11% in 2007 compared to 2006. Total Mac unit sales in Japan declined 1% during 2007. The decrease in the Japan segment’s overall net sales was attributable primarily to decreases in iPod and Mac desktop sales, partially offset by an increase in revenue from MacBooks and sales of third-party content from the iTunes Store. The decline in net sales and Mac unit sales is partially attributable to Japan’s declining consumer PC market, and the iPod sales decline is due primarily to lower average selling prices. The Company is continuing to evaluate ways to improve the future results of its Japan segment.

Retail

Retail net sales grew by 53% during 2008 compared to 2007, due in large part to increased sales of Mac portable and desktop products, strong demand for the iPhone and iPod touch, and new store openings. The Company opened 50 new retail stores during 2008, including a total of 19 international stores, bringing the total number of open stores to 247 as of September 27, 2008. This compares to 197 open stores as of September 29, 2007 and 165 open stores as of September 30, 2006. With an average of 211 stores and 178 stores opened during 2008 and 2007, respectively, average revenue per store increased to $29.9 million for 2008, compared to $23.1 million in 2007.

Retail Mac net sales and Mac unit sales grew by 42% and 47%, respectively, during 2008 compared to the 2007, due primarily to strong demand for MacBook, iMac, and MacBook Air, introduced in January 2008. Net sales of iPods increased due to the popularity of the iPod touch, which was upgraded in June 2008, and a higher average selling price compared to 2007. The higher iPod average selling price was due to strong demand for the iPod touch.

The Retail segment’s net sales increased by 27% to $4.1 billion during 2007 compared to 2006. Retail segment Mac unit sales increased 56% during 2007 as compared to 2006. With an average of 178 stores open during 2007, average revenue per store was $23.1 million, compared to $22.9 million in 2006. The increase in Retail segment net sales during 2007 compared to 2006 was due primarily to stronger sales of Mac portable products, iMacs, accessories and services. The increase was partially offset primarily by lower net sales of iPods and other music related products due to the expanded availability of those products through third-party resellers.

As measured by the Company’s operating segment reporting, the Retail segment reported operating income of $1.3 billion during 2008 as compared to operating income of $875 million and $600 million during 2007 and 2006, respectively. This improvement in 2008 was attributable primarily to the significant Retail net sales growth of 53% as compared to 2007.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment were $389 million in 2008, bringing the total capital asset purchases since inception of the Retail segment to $1.4 billion. As of September 27, 2008, the Retail segment had approximately 15,900 full-time equivalent employees and had outstanding operating lease commitments associated with retail store space and related facilities of $1.4 billion. The Company would incur substantial costs if it were to close multiple retail stores. Such costs could adversely affect the Company’s financial condition and operating results.

Other Segments

The Company’s Other Segments, which consist of its Asia Pacific and FileMaker operations, experienced an increase in net sales of $707 million, or 40% during 2008 as compared to 2007. These increases are related primarily to strong growth in sales of all Mac portable systems, iPods, the iMac, and content from the iTunes Store in the Company’s Asia Pacific region. Sales from the iTunes Store in the Company’s Asia Pacific region grew significantly by 109% over 2007. Mac net sales and unit sales grew by 52% and 50%, respectively, due to increased sales of the iMac and all Mac portables.

The Company’s Other Segments experienced an increase in net sales of $406 million, or 30% during 2007 compared to 2006. This increase related primarily to a 58% increase in sales of Mac portable products and strong iPod sales in the Company’s Asia Pacific region.

Gross Margin

Gross margin for the three fiscal years ended September 27, 2008, are as follows (in millions, except gross margin percentages):

	2008	2007	2006
Net sales	$32,479	$24,006	$19,315
Cost of sales	21,334	15,852	13,717

Gross margin	$11,145	$8,154	$5,598

Gross margin percentage	34.3%	34.0%	29.0%

Gross margin percentage was relatively flat in 2008 as compared to 2007. Gross margin percentage of 34.0% in 2007 increased significantly from 29.0% in 2006. The primary drivers of this increase were more favorable costs on certain commodity components, including NAND flash memory and DRAM memory, higher overall revenue that provided for more leverage on fixed production costs and a higher percentage of revenue from the Company’s direct sales channels.

The Company expects its gross margin percentage to decrease in future periods compared to levels achieved during 2008 and 2007, and anticipates gross margin levels of about 30% in 2009. This expected decline is due largely to the anticipated impact of product transitions, flat or reduced pricing on new and innovative products that have higher cost structures, both expected and potential future cost increases for key components, a stronger U.S. dollar, and higher logistical costs.

The foregoing statements regarding the Company’s expected gross margin percentage are forward-looking and could differ from anticipated levels because of several factors, including but not limited to certain of those set forth below in Part I, Item 1A, “Risk Factors” under the subheading “Future operating results depend upon the Company’s ability to obtain key components including, but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities,” which is incorporated herein by reference. There can be no assurance that targeted gross margin percentage levels will be achieved. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and expected increases in the cost of key components including, but not limited to microprocessors, NAND flash memory, dynamic random access memory (“DRAM”) and liquid crystal displays (“LCDs”), as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to these competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three fiscal years ended September 27, 2008, are as follows (in millions, except for percentages):

	2008	2007	2006
Research and development	$1,109	$782	$712
Percentage of net sales	3.4%	3.3%	3.7%
Selling, general, and administrative	$3,761	$2,963	$2,433
Percentage of net sales	11.6%	12.3%	12.6%

Research and Development (“R&D”)

Expenditures for R&D increased 42% or $327 million to $1.1 billion in 2008 compared to 2007. These increases were due primarily to an increase in R&D headcount in the current year to support expanded R&D activities and higher stock-based compensation expenses. In 2008, $11 million of software development costs were capitalized related to Mac OS X Version 10.6 Snow Leopard and excluded from R&D expense, while R&D expense for 2007 excluded $75 million of capitalized software development costs related to Mac OS X Leopard and iPhone. Although total R&D expense increased 42% during 2008, it remained relatively flat as a percentage of net sales given the 35% increase in revenue during 2008. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to increase spending in R&D to remain competitive.

Expenditures for R&D increased 10% or $70 million to $782 million in 2007 compared to 2006. The increases in R&D expense were due primarily to an increase in R&D headcount in 2007 to support expanded R&D activities, partially offset by one less week of expenses in the first quarter of 2007 and the capitalized software development costs mentioned above.

Selling, General, and Administrative Expense (“SG&A”)

Expenditures for SG&A increased $798 million or 27% to $3.8 billion in 2008 compared to 2007. These increases are due primarily to higher stock-based compensation expenses, higher variable selling expenses resulting from the significant year-over-year increase in total net sales and the Company’s continued expansion of its Retail segment in both domestic and international markets. In addition, the Company incurred higher spending on marketing and advertising during 2008 compared to 2007.

Expenditures for SG&A increased $530 million or 22% during 2007 compared to 2006. The increase was due primarily to higher direct and indirect channel variable selling expenses resulting from the significant year-over-year increase in total net sales in 2007, the Company’s continued expansion of its Retail segment in both domestic and international markets, and higher spending on marketing and advertising, partially offset by one less week of expenses in the first quarter of 2007.

Other Income and Expense

Other income and expense for the three fiscal years ended September 27, 2008, are as follows (in millions):

	2008	2007	2006
Interest income	$653	$647	$394
Other income (expense), net	(33)	(48)	(29)

Total other income and expense	$620	$599	$365

Total other income and expense increased $21 million to $620 million during 2008 as compared to $599 million and $365 million in 2007 and 2006, respectively. While the Company’s cash, cash equivalents and short-term investment balances increased by 59% in 2008, other income and expense increased only 4% due to the decline in the weighted average interest rate earned of 3.44%. The overall increase in other income and expense is attributable to the Company’s higher cash and short-term investment balances, which more than offset the decline in interest rates during 2008 as compared to 2007. The weighted average interest rate earned by the Company on its cash, cash equivalents, and short-term investments was 5.27% and 4.58% during 2007 and 2006, respectively. During 2008, 2007 and 2006, the Company had no debt outstanding and accordingly did not incur any related interest expense.

Provision for Income Taxes

The Company’s effective tax rates were 30% for the years ended September 27, 2008 and September 29, 2007, and 29% for the year ended September 30, 2006. The Company’s effective rates differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

As of September 27, 2008, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $2.1 billion before being offset against certain deferred liabilities for presentation on the Company’s balance sheet. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. The Company released a valuation allowance of $5 million since it has been determined that it is more likely than not the associated deferred tax assets will be realized. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Internal Revenue Service (the “IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2002 through 2003 and proposed certain adjustments. The Company has contested certain of these adjustments through the IRS Appeals Office. All IRS audit issues for years prior to 2002 have been resolved. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 in inactive markets for financial assets. FSP 157-3 became effective upon issuance and SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company beginning in the first quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of SFAS No. 141R, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the Company’s financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is required to be adopted by the Company beginning in the second quarter of fiscal 2009. Although the Company will continue to evaluate the application of SFAS No. 161, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the three fiscal years ended September 27, 2008 (in millions):

	2008	2007	2006
Cash, cash equivalents, and short-term investments	$24,490	$15,386	$10,110
Accounts receivable, net	$2,422	$1,637	$1,252
Inventory	$509	$346	$270
Working capital	$20,598	$12,676	$8,066
Annual operating cash flow	$9,596	$5,470	$2,220

As of September 27, 2008, the Company had $24.5 billion in cash, cash equivalents, and short-term investments, an increase of $9.1 billion from September 29, 2007. The principal components of this net increase were cash generated by operating activities of $9.6 billion, proceeds from the issuance of common stock under stock plans of $483 million and excess tax benefits from stock-based compensation of $757 million. These increases were partially offset by payments for acquisitions of property, plant, and equipment of $1.1 billion, payments made in connection with business acquisitions, net of cash acquired, of $220 million and payments for acquisitions of intangible assets of $108 million. The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the large increase in deferred revenue, net of deferred costs, associated with subscription accounting for iPhone.

The Company’s short-term investment portfolio is invested primarily in highly rated securities with a minimum rating of single-A. As of September 27, 2008 and September 29, 2007, $11.3 billion and $6.5 billion, respectively, of the Company’s cash, cash equivalents, and short-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. The Company had $117 million in net unrealized losses on its investment portfolio, primarily related to investments with stated maturities ranging from one to five years, as of September 27, 2008, and net unrealized losses of approximately $11 million on its investment portfolio, primarily related to investments with stated maturities from one to five years, as of September 29, 2007. The Company has the intent and ability to hold such investments for a sufficient period of time to allow for recovery of the principal amounts invested. Accordingly, none of these declines in fair value were recognized in the Company’s Statement of Operations.

The Company believes its existing balances of cash, cash equivalents, and short-term investments will be sufficient to satisfy its working capital needs, capital expenditures, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s cash payments for capital asset purchases were $1.1 billion during 2008, consisting of $389 million for retail store facilities and $702 million for real estate acquisitions and corporate infrastructure including information systems enhancements. The Company anticipates utilizing approximately $1.5 billion for capital asset purchases during 2009, including approximately $400 million for Retail facilities and approximately $1.1 billion for corporate facilities and infrastructure.

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

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 27, 2008 and excludes amounts already recorded on the Company’s balance sheet as current liabilities (in millions):

	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years
Operating leases	$1,760	$195	$409	$368	$788
Purchase obligations	5,378	5,378	—	—	—
Asset retirement obligations	28	—	8	7	13
Other obligations	471	242	124	105	—

Total	$7,637	$5,815	$541	$480	$801

Lease Commitments

As of September 27, 2008, the Company had total outstanding commitments on noncancelable operating leases of $1.8 billion, $1.4 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are generally for terms of 3 to 20 years and generally provide renewal options for terms of 1 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. In addition, the Company has an off-balance sheet warranty obligation for products accounted for under subscription accounting pursuant to SOP No. 97-2 whereby the Company recognizes warranty expense as incurred. As of September 27, 2008, the Company had outstanding off-balance sheet third-party manufacturing commitments, component purchase commitments, and estimated warranty commitments of $5.4 billion.

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. The Company utilized $567 million of the prepayment as of September 27, 2008.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 27, 2008, the Company estimated that gross expected future cash flows of $28 million would be required to fulfill these obligations.

Other Obligations

Other outstanding obligations were $471 million as of September 27, 2008, which related to advertising, research and development, Internet and telecommunications services, and other obligations.

During the first quarter of 2008, the Company adopted the provisions of FIN 48. The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities, but beginning with the adoption of FIN 48 the Company has reclassified gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities within the Consolidated Balance Sheet. As of September 27, 2008, the Company recorded gross unrecognized tax benefits of $506 million and gross interest and penalties of $219 million, both of which are classified as non-current liabilities in the Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either September 27, 2008 or September 29, 2007.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents, while highly liquid investments with initial maturities greater than three months at the date of purchase are classified as short-term investments. As of September 27, 2008 and September 29, 2007, approximately $2.4 billion and $1.9 billion, respectively, of the Company’s short-term investments had underlying maturities ranging from one to five years. The remainder all had underlying maturities of less than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during 2008, 2007 and 2006 related to such sales.

To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 27, 2008, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $46 million incremental decline in the fair market value of the portfolio. As of September 29, 2007, a similar 100 basis point shift in the yield curve would have resulted in a $16 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

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

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company’s practice is to hedge a majority of its material foreign exchange exposures, typically for three to six months. However, the Company may choose not to hedge certain foreign exchange exposures due to immateriality, prohibitive economic cost of hedging particular exposures, and limited availability of appropriate hedging instruments.

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate 3,000 random market price paths. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign exchange portfolio due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments, and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $60 million as of September 27, 2008 compared to a maximum one-day loss in fair value of $13 million as of September 29, 2007. Because the Company uses foreign currency instruments for hedging purposes, losses incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual future gains and losses associated with the Company’s investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 27, 2008 due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates, and the Company’s actual exposures and positions.

Item 8. Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 27, 2008	September 29, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$11,875	$9,352
Short-term investments	12,615	6,034
Accounts receivable, less allowances of $47 in each period	2,422	1,637
Inventories	509	346
Deferred tax assets	1,447	782
Other current assets	5,822	3,805

Total current assets	34,690	21,956
Property, plant, and equipment, net	2,455	1,832
Goodwill	207	38
Acquired intangible assets, net	285	299
Other assets	1,935	1,222

Total assets	$39,572	$25,347

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,520	$4,970
Accrued expenses	8,572	4,310

Total current liabilities	14,092	9,280
Non-current liabilities	4,450	1,535

Total liabilities	18,542	10,815

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 888,325,973 and 872,328,972 shares issued and outstanding, respectively	7,177	5,368
Retained earnings	13,845	9,101
Accumulated other comprehensive income	8	63

Total shareholders’ equity	21,030	14,532

Total liabilities and shareholders’ equity	$39,572	$25,347

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share amounts which are reflected in thousands and per share amounts)

Three fiscal years ended September 27, 2008	2008	2007	2006
Net sales	$32,479	$24,006	$19,315
Cost of sales (1)	21,334	15,852	13,717

Gross margin	11,145	8,154	5,598

Operating expenses:
Research and development (1)	1,109	782	712
Selling, general, and administrative (1)	3,761	2,963	2,433

Total operating expenses	4,870	3,745	3,145

Operating income	6,275	4,409	2,453
Other income and expense	620	599	365

Income before provision for income taxes	6,895	5,008	2,818
Provision for income taxes	2,061	1,512	829

Net income	$4,834	$3,496	$1,989

Earnings per common share:
Basic	$5.48	$4.04	$2.36
Diluted	$5.36	$3.93	$2.27

Shares used in computing earnings per share:
Basic	881,592	864,595	844,058
Diluted	902,139	889,292	877,526
(1) Includes stock-based compensation expense as follows:
Cost of sales	$80	$35	$21
Research and development	$185	$77	$53
Selling, general, and administrative	$251	$130	$89

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except share amounts which are reflected in thousands)

	Common Stock		Deferred Stock Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balances as of September 24, 2005	835,019	$3,564	$(61)	$3,925	$—	$7,428
Components of comprehensive income:
Net income	—	—	—	1,989	—	1,989
Change in foreign currency translation	—	—	—	—	19	19
Change in unrealized gain on available-for-sale securities, net of tax	—	—	—	—	4	4
Change in unrealized gain on derivative instruments, net of tax	—	—	—	—	(1)	(1)

Total comprehensive income						2,011
Common stock repurchased	(4,574)	(48)	—	(307)	—	(355)
Stock-based compensation	—	163	—	—	—	163
Deferred compensation	—	(61)	61	—	—	—
Common stock issued under stock plans	24,818	318	—	—	—	318
Tax benefit from employee stock plan awards	—	419	—	—	—	419

Balances as of September 30, 2006	855,263	4,355	—	5,607	22	9,984

Components of comprehensive income:
Net income	—	—	—	3,496	—	3,496
Change in foreign currency translation	—	—	—	—	51	51
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(7)	(7)
Change in unrealized gain on derivative instruments, net of tax	—	—	—	—	(3)	(3)

Total comprehensive income						3,537
Stock-based compensation	—	251	—	—	—	251
Common stock issued under stock plans, net of shares withheld for employee taxes	17,066	364	—	(2)	—	362
Tax benefit from employee stock plan awards	—	398	—	—	—	398

Balances as of September 29, 2007	872,329	5,368	—	9,101	63	14,532

Cumulative effect of change in accounting principle	—	45	—	11	—	56
Components of comprehensive income:
Net income	—	—	—	4,834		4,834
Change in foreign currency translation	—	—	—	—	(11)	(11)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(63)	(63)
Change in unrealized gain on derivative instruments, net of tax	—	—	—	—	19	19

Total comprehensive income						4,779
Stock-based compensation	—	513	—	—	—	513
Common stock issued under stock plans, net of shares withheld for employee taxes	15,888	460	—	(101)	—	359
Issuance of common stock in connection with an asset acquisition	109	21	—	—	—	21
Tax benefit from employee stock plan awards	—	770	—	—	—	770

Balances as of September 27, 2008	888,326	$7,177	$—	$13,845	$8	$21,030

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Three fiscal years ended September 27, 2008	2008	2007	2006
Cash and cash equivalents, beginning of the year	$9,352	$6,392	$3,491

Operating Activities:
Net income	4,834	3,496	1,989
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	473	317	225
Stock-based compensation expense	516	242	163
Provision for deferred income taxes	(368)	78	53
Loss on disposition of property, plant, and equipment	22	12	15
Changes in operating assets and liabilities:
Accounts receivable, net	(785)	(385)	(357)
Inventories	(163)	(76)	(105)
Other current assets	(1,958)	(1,540)	(1,626)
Other assets	(492)	81	(1,040)
Accounts payable	596	1,494	1,611
Deferred revenue	5,642	1,139	319
Other liabilities	1,279	612	973

Cash generated by operating activities	9,596	5,470	2,220

Investing Activities:
Purchases of short-term investments	(22,965)	(11,719)	(7,255)
Proceeds from maturities of short-term investments	11,804	6,483	7,226
Proceeds from sales of short-term investments	4,439	2,941	1,086
Purchases of long-term investments	(38)	(17)	(25)
Payments made in connection with business acquisitions, net of cash acquired	(220)	—	—
Payment for acquisition of property, plant, and equipment	(1,091)	(735)	(657)
Payment for acquisition of intangible assets	(108)	(251)	(28)
Other	(10)	49	10

Cash (used in)/generated by investing activities	(8,189)	(3,249)	357

Financing Activities:
Proceeds from issuance of common stock	483	365	318
Excess tax benefits from stock-based compensation	757	377	361
Cash used to net share settle equity awards	(124)	(3)	(355)

Cash generated by financing activities	1,116	739	324

Increase in cash and cash equivalents	2,523	2,960	2,901

Cash and cash equivalents, end of the year	$11,875	$9,352	$6,392

Supplemental cash flow disclosures:
Cash paid for income taxes, net	$1,267	$863	$194

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) design, manufacture, and market personal computers, portable digital music players, and mobile communication devices and sell a variety of related software, services, peripherals, and networking solutions. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative customers.

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

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s first quarter of fiscal years 2008 and 2007 contained 13 weeks and the first quarter of fiscal year 2006 contained 14 weeks. The Company’s fiscal years 2008 and 2007 ended on September 27, 2008 and September 29, 2007, respectively, included 52 weeks, while fiscal year 2006 ended on September 30, 2006 included 53 weeks. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Financial Instruments

Cash Equivalents and Short-term Investments

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities greater than three months at the date of purchase are classified as short-term investments. The Company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

Derivative Financial Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges in Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, must be adjusted to fair value through earnings.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, the net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current earnings.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company’s inventories consist primarily of finished goods for all periods presented.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building, up to 5 years for equipment, and the shorter of lease terms or 10 years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years. Depreciation and amortization expense on property and equipment was $363 million, $249 million, and $180 million during 2008, 2007, and 2006 respectively.

Asset Retirement Obligations

The Company records obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. The Company reviews legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as an operating expense. All of the Company’s existing asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. The Company’s asset retirement liability was $21 million and $18 million as of September 27, 2008 and September 29, 2007, respectively.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant, and equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate. If property, plant, and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any material impairments during 2008, 2007, and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

SFAS No. 142, Goodwill and Other Intangible Assets requires that goodwill and intangible assets with indefinite useful lives should not be amortized but rather be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company performs its goodwill impairment tests on or about August 31 of each year. The Company did not recognize any goodwill or intangible asset impairment charges in 2008, 2007, or 2006. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 10 years.

Foreign Currency Translation

The Company translates the assets and liabilities of its international non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are credited or charged to foreign currency translation included in accumulated other comprehensive income in shareholders’ equity. The Company’s foreign manufacturing subsidiaries and certain other international subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these translations were insignificant and have been included in the Company’s results of operations.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, music products, digital content, peripherals, and service and support contracts. For any product within these groups that either is software, or is considered software-related in accordance with the guidance in Emerging Issues Task Force (“EITF”) No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software (e.g., Mac computers, iPod portable digital music players and iPhones), the Company accounts for such products in accordance with the revenue recognition provisions of American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. The Company applies Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, for products that are not software or software-related, such as digital content sold on the iTunes Store and certain Mac, iPod and iPhone supplies and accessories.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

The Company sells software and peripheral products obtained from other companies. The Company generally establishes its own pricing and retains related inventory risk, is the primary obligor in sales transactions with its customers, and assumes the credit risk for amounts billed to its customers. Accordingly, the Company generally recognizes revenue for the sale of products obtained from other companies based on the gross amount billed.

The Company accounts for multiple element arrangements that consist only of software or software-related products in accordance with SOP No. 97-2. If a multiple-element arrangement includes deliverables that are neither software nor software-related, the Company applies EITF No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine if those deliverables constitute separate units of accounting from the SOP No. 97-2 deliverables. If the Company can separate the deliverables, the Company applies SOP No. 97-2 to the software and software-related deliverables and applies other appropriate guidance (e.g., SAB No. 104) to the deliverables outside the scope of SOP No. 97-2. Revenue on arrangements that include multiple elements such as hardware, software, and services is allocated to each element based on the relative fair value of each element. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. Fair value is generally determined by vendor specific objective evidence (“VSOE”), which is based on the price charged when each element is sold separately. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

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

In 2007, the Company began shipping Apple TV and iPhone. For Apple TV and iPhone, the Company indicated it may from time-to-time provide future unspecified features and additional software products free of charge to customers. Accordingly, Apple TV and iPhone handsets sales are accounted for under subscription accounting in accordance with SOP No. 97-2. As such, the Company’s policy is to defer the associated revenue and cost of goods sold at the time of sale, and recognize both on a straight-line basis over the currently estimated 24-month economic life of these products, with any loss recognized at the time of sale. Costs incurred by the Company for engineering, sales, marketing and warranty are expensed as incurred.

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

During 2008, the Company capitalized $11 million of costs associated with the development of Mac OS X Version 10.6 Snow Leopard. In 2007, the Company determined that both Mac OS X Version 10.5 Leopard (“Mac OS X Leopard”) and iPhone achieved technological feasibility. During 2007, the Company capitalized $75 million of costs associated with the development of Leopard and iPhone. In accordance with SFAS No. 86, the capitalized costs related to Mac OS X Leopard and iPhone are amortized to cost of sales commencing when each respective product begins shipping and are recognized on a straight-line basis over a 3 year estimated useful life of the underlying technology.

Total amortization related to capitalized software development costs was $27 million, $13 million, and $18 million in 2008, 2007, and 2006, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $486 million, $467 million, and $338 million for 2008, 2007, and 2006, respectively.

Stock-Based Compensation

The Company applies SFAS No. 123 (revised 2004), Share-Based Payment, for stock-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

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

Further information regarding stock-based compensation can be found in Note 6, “Shareholders’ Equity,” and Note 7, “Stock-Based Compensation.”

Income Taxes

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

During 2008, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present, and disclose uncertain tax positions in their financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. FIN 48 also provides guidance on the reversal of previously recognized tax positions, balance sheet classifications, accounting for interest and penalties associated with tax positions, and income tax disclosures. See Note 5, “Income Taxes” for additional information, including the effects of adoption on the Company’s Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1—Summary of Significant Accounting Policies (Continued)

The following table sets forth the computation of basic and diluted earnings per share for the three fiscal years ended September 27, 2008 (in thousands, except net income in millions and per share amounts):

	2008	2007	2006
Numerator:
Net income	$4,834	$3,496	$1,989

Denominator:
Weighted-average shares outstanding	881,592	864,595	844,058
Effect of dilutive securities	20,547	24,697	33,468

Denominator for diluted earnings per share	902,139	889,292	877,526

Basic earnings per share	$5.48	$4.04	$2.36

Diluted earnings per share	$5.36	$3.93	$2.27

Potentially dilutive securities representing 10.3 million, 13.7 million, and 3.9 million shares of common stock for the years ended September 27, 2008, September 29, 2007, and September 30, 2006, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Financial Instruments

Cash, Cash Equivalents and Short-Term Investments

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its short-term investment portfolio, recorded as cash and cash equivalents or short-term investments as of September 27, 2008 and September 29, 2007 (in millions):

	2008	2007
Cash	$368	$256

U.S. Treasury and Agency Securities	2,916	670
U.S. Corporate Securities	4,975	5,597
Foreign Securities	3,616	2,829

Total cash equivalents	11,507	9,096

U.S. Treasury and Agency Securities	7,018	358
U.S. Corporate Securities	4,305	4,718
Foreign Securities	1,292	958

Total short-term investments	12,615	6,034

Total cash, cash equivalents, and short-term investments	$24,490	$15,386

The Company’s U.S. Corporate Securities consist primarily of commercial paper, certificates of deposit, time deposits, and corporate debt securities. Foreign Securities consist primarily of foreign commercial paper issued by foreign companies, and certificates of deposit and time deposits with foreign institutions, most of which are denominated in U.S. dollars. As of September 27, 2008 and September 29, 2007, approximately $2.4 billion and $1.9 billion, respectively, of the Company’s short-term investments had underlying maturities ranging from one to five years. The remaining short-term investments had maturities less than 12 months. The Company had $117 million in net unrealized losses on its investment portfolio, primarily related to investments with stated maturities ranging from one to five years, as of September 27, 2008, and net unrealized losses of approximately $11 million on its investment portfolio, primarily related to investments with stated maturities from one to five years, as of September 29, 2007. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during 2008, 2007 and 2006 related to such sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Financial Instruments (Continued)

In accordance with FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows the gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 27, 2008 and September 29, 2007, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	2008
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Agency Securities	$6,850	$(13)	$—	$—	$6,850	$(13)
U.S. Corporate Securities	2,536	(31)	1,030	(72)	3,566	(103)
Foreign Securities	321	—	118	(5)	439	(5)

Total	$9,707	$(44)	$1,148	$(77)	$10,855	$(121)

	2007
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Agency Securities	$338	$—	$—	$—	$338	$—
U.S. Corporate Securities	2,521	(12)	32	—	2,553	(12)
Foreign Securities	474	(1)	8	—	482	(1)

Total	$3,333	$(13)	$40	$—	$3,373	$(13)

The unrealized losses on the Company’s investments in U.S. Treasury and Agency Securities, U.S. Corporate Securities, and Foreign Securities were caused primarily by changes in interest rates, specifically, widening credit spreads. The Company’s investment policy requires investments to be rated single-A or better with the objective of minimizing the potential risk of principal loss. Therefore, the Company considers the declines to be temporary in nature. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. During 2008, the Company did not record any material impairment charges on its outstanding securities. As of September 27, 2008, the Company does not consider any of its investments to be other-than-temporarily impaired.

Accounts Receivable

Trade Receivables

The Company distributes its products through third-party distributors and resellers and directly to certain education, consumer, and commercial customers. The Company generally does not require collateral from its customers. In addition, when possible, the Company attempts to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company’s direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company’s distribution and retail channel partners. Trade receivables from two of the Company’s customers accounted for 15% and 10% of trade receivables as of September 27, 2008, while one customer accounted for approximately 11% of trade receivables as of September 29, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Financial Instruments (Continued)

The following table summarizes the activity in the allowance for doubtful accounts for the three fiscal years ended September 27, 2008 (in millions):

	2008	2007	2006
Beginning allowance balance	$47	$52	$46
Charged to costs and expenses	3	12	17
Deductions	(3)	(17)	(11)

Ending allowance balance	$47	$47	$52

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these raw material components directly from suppliers. These non-trade receivables, which are included in the Consolidated Balance Sheets in other current assets, totaled $2.3 billion and $2.4 billion as of September 27, 2008 and September 29, 2007, respectively. The Company does not reflect the sale of these components in net sales and does not recognize any profits on these sales until the related products are sold by the Company, at which time the profit is recognized as a reduction of cost of sales.

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

The following table shows the notional principal, net fair value, and credit risk amounts of the Company’s foreign currency instruments as of September 27, 2008 and September 29, 2007 (in millions):

	2008			2007
	Notional Principal	Fair Value	Credit Risk Amounts	Notional Principal	Fair Value	Credit Risk Amounts
Foreign exchange instruments qualifying as accounting hedges:

Spot/Forward contracts	$2,782	$(2)	$43	$570	$(8)	$—
Purchased options	$3,120	$64	$64	$2,564	$10	$10
Sold options	$2,668	$(23)	$—	$1,498	$(2)	$—

Foreign exchange instruments other than accounting hedges:

Spot/Forward contracts	$2,633	$3	$5	$1,768	$(2)	$—
Purchased options	$235	$3	$3	$161	$1	$1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Financial Instruments (Continued)

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 27, 2008 and September 29, 2007. Although the table above reflects the notional principal, fair value, and credit risk amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Foreign Exchange Risk Management

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risk associated with existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company’s practice is to hedge some portion of its material foreign exchange exposures. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to, immateriality, prohibitive economic cost of hedging particular exposures, or limited availability of appropriate hedging instruments.

To help protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s U.S. dollar functional subsidiaries hedge a portion of forecasted foreign currency revenue, and the Company’s non-U.S. dollar functional subsidiaries selling in local currencies hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currency. Other comprehensive income associated with hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related sales are recognized, and other comprehensive income related to inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. Typically, the Company hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases for three to six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent 2 month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are immediately reclassified into earnings in other income and expense. Any subsequent changes in fair value of such derivative instruments are also reflected in current earnings unless they are re-designated as hedges of other transactions. The Company has not recognized any material net gains during 2008, 2007 and 2006, related to the loss of a hedge designation on discontinued cash flow hedges. As of September 27, 2008, the Company had a net deferred gain associated with cash flow hedges of approximately $19 million, net of taxes, substantially all of which is expected to be reclassified to earnings by the end of the second quarter of fiscal 2009.

The net gain or loss on the effective portion of a derivative instrument designated as a net investment hedge is included in the cumulative translation adjustment account of accumulated other comprehensive income within shareholders’ equity. For the years ended September 27, 2008 and September 29, 2007, the Company had a net loss on net investment hedges of $12.2 million and $2.6 million, respectively, included in the cumulative translation adjustment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Consolidated Financial Statement Details

The following tables show the Company’s Consolidated Financial Statement details as of September 27, 2008 and September 29, 2007 (in millions):

Other Current Assets

	2008	2007
Vendor non-trade receivables	$2,282	$2,392
Deferred costs under subscription accounting—current	1,931	247
NAND flash memory prepayments	475	417
Other current assets	1,134	749

Total other current assets	$5,822	$3,805

Property, Plant, and Equipment

	2008	2007
Land and buildings	$810	$762
Machinery, equipment, and internal-use software	1,491	954
Office furniture and equipment	122	106
Leasehold improvements	1,324	1,019

	3,747	2,841

Accumulated depreciation and amortization	(1,292)	(1,009)

Net property, plant, and equipment	$2,455	$1,832

Other Assets

	2008	2007
Deferred costs under subscription accounting—non-current	$1,089	$214
Long-term NAND flash memory prepayments	208	625
Deferred tax assets—non-current	138	88
Capitalized software development costs, net	67	83
Other assets	433	212

Total other assets	$1,935	$1,222

Accrued Expenses

	2008	2007
Deferred revenue—current	$4,853	$1,391
Deferred margin on component sales	681	545
Accrued marketing and distribution	329	288
Accrued compensation and employee benefits	320	254
Accrued warranty and related costs	267	230
Other accrued tax liabilities	100	488
Other current liabilities	2,022	1,114

Total accrued expenses	$8,572	$4,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Consolidated Financial Statement Details (Continued)

Non-Current Liabilities

	2008	2007
Deferred revenue—non-current	$3,029	$849
Deferred tax liabilities	675	619
Other non-current liabilities	746	67

Total non-current liabilities	$4,450	$1,535

Note 4—Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 1 to 10 years. The following table summarizes the components of gross and net intangible asset balances as of September 27, 2008 and September 29, 2007 (in millions):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived and amortizable acquired technology	$308	$(123)	$185	$276	$(77)	$199
Indefinite lived and unamortizable trademarks	100	—	100	100	—	100

Total acquired intangible assets	$408	$(123)	$285	$376	$(77)	$299

Goodwill	$207	$—	$207	$38	$—	$38

In June 2008, the Company completed an acquisition of a business for total cash consideration, net of cash acquired, of $220 million, of which $169 million has been allocated to goodwill, $51 million to deferred tax assets and $7 million to acquired intangible assets.

The Company’s goodwill is allocated primarily to the America’s reportable operating segment. Amortization expense related to acquired intangible assets was $46 million, $35 million, and $12 million in 2008, 2007, and 2006, respectively. As of September 27, 2008, and September 29, 2007, the remaining weighted-average amortization period for acquired technology was 7.0 years and 7.1 years, respectively.

Expected annual amortization expense related to acquired technology as of September 27, 2008, is as follows (in millions):

Fiscal Years
2009	$50
2010	35
2011	32
2012	26
2013	13
Thereafter	29

Total	$185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Income Taxes

The provision for income taxes for the three fiscal years ended September 27, 2008, consisted of the following (in millions):

	2008	2007	2006
Federal:
Current	$1,942	$1,219	$619
Deferred	(155)	85	56

	1,787	1,304	675

State:
Current	210	112	56
Deferred	(82)	9	14

	128	121	70

Foreign:
Current	277	103	101
Deferred	(131)	(16)	(17)

	146	87	84

Provision for income taxes	$2,061	$1,512	$829

The foreign provision for income taxes is based on foreign pretax earnings of $3.5 billion, $2.2 billion, and $1.5 billion in 2008, 2007, and 2006, respectively. As of September 27, 2008 and September 29, 2007, $11.3 billion and $6.5 billion, respectively, of the Company’s cash, cash equivalents, and short-term investments were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. U.S. income taxes have not been provided on a cumulative total of $3.8 billion of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Income Taxes (Continued)

As of September 27, 2008 and September 29, 2007, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2008	2007
Deferred tax assets:
Accrued liabilities and other reserves	$1,295	$679
Basis of capital assets and investments	173	146
Accounts receivable and inventory reserves	126	64
Tax losses and credits	47	8
Other	503	161

Total deferred tax assets	2,144	1,058
Less valuation allowance	—	5

Net deferred tax assets	2,144	1,053

Deferred tax liabilities—Unremitted earnings of subsidiaries:	1,234	803

Net deferred tax asset	$910	$250

As of September 27, 2008, the Company has tax loss and credit carryforwards in the tax effected amount of $47 million. The Company released a valuation allowance of $5 million recorded against the deferred tax asset for the benefit of state operating losses. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2008, 2007, and 2006) to income before provision for income taxes for the three fiscal years ended September 27, 2008, is as follows (in millions):

	2008	2007	2006
Computed expected tax	$2,414	$1,753	$987
State taxes, net of federal effect	159	140	86
Indefinitely invested earnings of foreign subsidiaries	(492)	(297)	(224)
Nondeductible executive compensation	6	6	11
Research and development credit, net	(21)	(54)	(12)
Other items	(5)	(36)	(19)

Provision for income taxes	$2,061	$1,512	$829

Effective tax rate	30%	30%	29%

The Company’s income taxes payable have been reduced by the tax benefits from employee stock options and employee stock purchase plan. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. The net tax benefits from employee stock option transactions were $770 million, $398 million, and $419 million in 2008, 2007, and 2006, respectively, and were reflected as an increase to common stock in the Consolidated Statements of Shareholders’ Equity.

On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed into law. This bill, among other things, retroactively extended the expired research and development tax credit. As a result, the Company expects to record a tax benefit of approximately $42 million in the first quarter of fiscal year 2009 to account for the retroactive effects of the research credit extension.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Income Taxes (Continued)

FIN 48

In the first quarter of 2008, the Company adopted FIN 48. Upon adoption of FIN 48, the Company’s cumulative effect of a change in accounting principle resulted in an increase to retained earnings of $11 million. The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities. Beginning with the adoption of FIN 48, the Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Consolidated Balance Sheet. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was $475 million, of which $209 million, if recognized, would affect the Company’s effective tax rate. As of September 27, 2008, the total amount of gross unrecognized tax benefits was $506 million, of which $253 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as non-current liabilities in the Consolidated Balance Sheet.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the fiscal year ended September 27, 2008, is as follows (in millions):

Balance as of September 30, 2007	$475
Increases related to tax positions taken during a prior period	27
Decreases related to tax positions taken during a prior period	(70)
Increases related to tax positions taken during the current period	85
Decreases related to settlements with taxing authorities	—
Decreases related to expiration of statute of limitations	(11)

Balance as of September 27, 2008	$506

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48. As of the date of adoption, the Company had accrued $203 million for the gross interest and penalties relating to unrecognized tax benefits. As of September 27, 2008, the total amount of gross interest and penalties accrued was $219 million, which is classified as non-current liabilities in the Consolidated Balance Sheet. In 2008, the Company recognized interest expense in connection with tax matters of $16 million.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2002 are closed. The years 2002-2003 have been examined by the Internal Revenue Service (the “IRS”) and disputed issues have been taken to administrative appeals. The IRS is currently examining the 2004-2006 years. In addition, the Company is also subject to audits by state, local, and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 1988 and 2000, respectively, generally remain open and could be subject to examination by the taxing authorities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Shareholders’ Equity

Preferred Stock

The Company has five million shares of authorized preferred stock, none of which is issued or outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

CEO Restricted Stock Award

On March 19, 2003, the Company’s Board of Directors granted 10 million shares of restricted stock to the Company’s CEO that vested on March 19, 2006. The amount of the restricted stock award expensed by the Company was based on the closing market price of the Company’s common stock on the date of grant and was amortized ratably on a straight-line basis over the three-year requisite service period. Upon vesting during 2006, the 10 million shares of restricted stock had a fair value of $646.6 million and had grant-date fair value of $7.48 per share. The restricted stock award was net-share settled such that the Company withheld shares with value equivalent to the CEO’s minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld of 4.6 million were based on the value of the restricted stock award on the vesting date as determined by the Company’s closing stock price of $64.66. The remaining shares net of those withheld were delivered to the Company’s CEO. Total payments for the CEO’s tax obligations to the taxing authorities was $296 million in 2006 and are reflected as a financing activity within the Consolidated Statements of Cash Flows. The net-share settlement had the effect of share repurchases by the Company as it reduced and retired the number of shares outstanding and did not represent an expense to the Company. The Company’s CEO has no remaining shares of restricted stock. For the year ended September 30, 2006, compensation expense related to restricted stock was $4.6 million.

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

The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of the three fiscal years ended September 27, 2008 (in millions):

	2008	2007	2006
Unrealized losses on available-for-sale securities	$(70)	$(7)	$—
Unrealized gains on derivative instruments	19	—	3
Cumulative foreign currency translation	59	70	19

Accumulated other comprehensive income	$8	$63	$22

The change in fair value of available-for-sale securities included in other comprehensive income was $(63) million, $(7) million, and $4 million, net of taxes in 2008, 2007, and 2006, respectively. The tax effect related to the change in unrealized gain/loss on available-for-sale securities was $42 million, $4 million, and $(2) million for 2008, 2007, and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Shareholders’ Equity (Continued)

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three fiscal years ended September 27, 2008 (in millions):

	2008	2007	2006
Changes in fair value of derivatives	$7	$(1)	$11
Adjustment for net gains/(losses) realized and included in net income	12	(2)	(12)

Change in unrealized gains on derivative instruments	$19	$(3)	$(1)

The tax effect related to the changes in fair value of derivatives was $(5) million, $1 million, and $(8) million for 2008, 2007, and 2006, respectively. The tax effect related to derivative gains/losses reclassified from other comprehensive income to net income was $(9) million, $2 million, and $8 million for 2008, 2007, and 2006, respectively.

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based grants to employees, including executive officers. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire 7 to 10 years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual or quarterly vesting. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards. As of September 27, 2008, approximately 50.3 million shares were reserved for future issuance under the 2003 Plan.

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

1997 Director Stock Option Plan

In August 1997, the Company’s Board of Directors adopted a Director Stock Option Plan (the “Director Plan”) for non-employee directors of the Company, which was approved by shareholders in 1998. Pursuant to the Director Plan, the Company’s non-employee directors are granted an option to acquire 30,000 shares of common stock upon their initial election to the Board (“Initial Options”). The Initial Options vest and become exercisable in three equal annual installments on each of the first through third anniversaries of the grant date. On the fourth anniversary of a non-employee director’s initial election to the Board and on each subsequent anniversary thereafter, the director will be entitled to receive an option to acquire 10,000 shares of common stock (“Annual Options”). Annual Options are fully vested and immediately exercisable on their date of grant. Options granted under the Director Plan expire 10 years after the grant date. As of September 27, 2008, approximately 290,000 shares were reserved for future issuance under the Director Plan.

Rule 10b5-1 Trading Plans

The following executive officers, Timothy D. Cook, Peter Oppenheimer, Philip W. Schiller, and Bertrand Serlet, have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of November 1, 2008. A trading plan is a written document that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Shareholders’ Equity (Continued)

pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized to be purchased in any calendar year is limited to a total of 3 million shares. As of September 27, 2008, approximately 6.2 million shares were reserved for future issuance under the Purchase Plan.

Employee Savings Plan

The Company has an employee savings plan (the “Savings Plan”) qualifying as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($15,500 for calendar year 2008). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s eligible earnings. The Company’s matching contributions to the Savings Plan were $50 million, $39 million, and $33 million in 2008, 2007, and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Shareholders’ Equity (Continued)

Stock Option Activity

A summary of the Company’s stock option activity and related information for the three fiscal years ended September 27, 2008, is as follows (in thousands, except per share amounts and contractual term in years):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 24, 2005	58,957	73,221	$17.79
Restricted stock units granted	(2,950)	—	—
Options granted	(3,881)	3,881	$65.28
Options cancelled	2,325	(2,325)	$29.32
Restricted stock units cancelled	625	—	—
Options exercised	—	(21,795)	$11.78
Plan shares expired	(82)	—	—

Balance at September 30, 2006	54,994	52,982	$23.23
Additional shares authorized	28,000	—	—
Restricted stock units granted	(2,640)	—	—
Options granted	(14,010)	14,010	$94.52
Options cancelled	1,471	(1,471)	$55.38
Restricted stock units cancelled	20	—	—
Options exercised	—	(15,770)	$18.32
Plan shares expired	(8)	—	—

Balance at September 29, 2007	67,827	49,751	$43.91
Restricted stock units granted	(9,834)	—	—
Options granted	(9,359)	9,359	$171.36
Options cancelled	1,236	(1,236)	$98.40
Restricted stock units cancelled	714	—	—
Options exercised	—	(13,728)	$27.88
Plan shares expired	(12)	—	—

Balance at September 27, 2008	50,572	44,146	$74.39	4.29	$2,377,262

Exercisable at September 27, 2008		24,751	$40.93	3.42	$2,161,010

Expected to Vest after September 27, 2008		18,701	$117.09	5.40	$208,517

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the exercise price multiplied by the number of options outstanding or exercisable. Total intrinsic value of options at time of exercise was $2.0 billion, $1.3 billion, and $1.2 billion for 2008, 2007, and 2006, respectively.

Shares of RSUs granted after April 2005 have been deducted from the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs granted. Similarly shares of RSUs granted after April 2005, that are subsequently cancelled have been added back to the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs cancelled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Shareholders’ Equity (Continued)

Restricted Stock Units

The Company’s Board of Directors has granted RSUs to members of the Company’s executive management team, excluding its Chief Executive Officer (“CEO”), as well as various employees within the Company. Outstanding RSU balances were not included in the outstanding options balances in the preceding table. A summary of the Company’s RSU activity and related information for the three fiscal years ended September 27, 2008, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 24, 2005	5,030	$14.21
Restricted stock units granted	1,475	$70.92
Restricted stock units vested	(2,470)	$13.37
Restricted stock units cancelled	(625)	$12.75

Balance at September 30, 2006	3,410	$39.62
Restricted stock units granted	1,320	$88.51
Restricted stock units vested	(45)	$46.57
Restricted stock units cancelled	(10)	$86.14

Balance at September 29, 2007	4,675	$52.98
Restricted stock units granted	4,917	$162.61
Restricted stock units vested	(2,195)	$25.63
Restricted stock units cancelled	(357)	$119.12

Balance at September 27, 2008	7,040	$134.91	$902,749

Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of RSUs vested in 2008, 2007 and 2006, were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 857,000, 20,000, and 986,000 for 2008, 2007, and 2006, respectively, which was based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $124 million, $3 million, and $59 million in 2008, 2007, and 2006, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

The Company recognized $516 million, $242 million and $163 million of stock-based compensation expense in 2008, 2007 and 2006, respectively. Stock-based compensation expense capitalized as software development costs was not significant as of September 27, 2008 or September 29, 2007. The income tax benefit related to stock-based compensation expense was $169 million, $81 million, and $39 million for the years ended September 27, 2008, September 29, 2007, and September 30, 2006, respectively. The total unrecognized compensation cost related to stock options and RSUs expected to vest was $1.4 billion and $631 million as of September 27, 2008 and September 29, 2007, respectively. The total unrecognized compensation cost as of September 27, 2008, is expected to be recognized over a weighted-average period of 2.92 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Stock-Based Compensation

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

The weighted-average assumptions used for the three fiscal years ended September 27, 2008, and the resulting estimates of weighted-average fair value per share of options granted and of employee stock purchase plan rights during those periods are as follows:

	2008	2007	2006
Expected life of stock options	3.41 years	3.46 years	3.56 years
Expected life of stock purchase rights	6 months	6 months	6 months
Interest rate—stock options	3.40%	4.61%	4.60%
Interest rate—stock purchase rights	3.48%	5.13%	4.29%
Volatility—stock options	45.64%	38.13%	40.34%
Volatility—stock purchase rights	38.51%	39.22%	39.56%
Dividend yields	—	—	—
Weighted-average fair value of stock options granted during the year	$62.73	$31.86	$23.16
Weighted-average fair value of employee stock purchase plan rights during the year	$42.27	$20.90	$14.06

Note 8—Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are generally for terms of 3 to 20 years and generally provide renewal options for terms of 1 to 5 additional years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 27, 2008, the Company’s total future minimum lease payments under noncancelable operating leases were $1.8 billion, of which $1.4 billion related to leases for retail space.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Commitments and Contingencies (Continued)

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $207 million, $151 million, and $138 million in 2008, 2007, and 2006, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 27, 2008, are as follows (in millions):

Fiscal Years
2009	$195
2010	209
2011	200
2012	191
2013	177
Thereafter	788

Total minimum lease payments	$1,760

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

The Company periodically provides updates to its applications and system software to maintain the software’s compliance with published specifications. The estimated cost to develop such updates is accounted for as warranty costs that are recognized at the time related software revenue is recognized. Factors considered in determining appropriate accruals related to such updates include the number of units delivered, the number of updates expected to occur, and the historical cost and estimated future cost of the resources necessary to develop these updates.

The following table reconciles changes in the Company’s accrued warranties and related costs for the three fiscal years ended September 27, 2008 (in millions):

	2008	2007	2006
Beginning accrued warranty and related costs	$230	$284	$188
Cost of warranty claims	(319)	(281)	(267)
Accruals for product warranties	356	227	363

Ending accrued warranty and related costs	$267	$230	$284

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Commitments and Contingencies (Continued)

However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either September 27, 2008 or September 29, 2007.

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including, but not limited to microprocessors, enclosures, certain liquid crystal displays (“LCDs”), certain optical drives, and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources, which subjects the Company to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to NAND flash memory, dynamic random access memory (“DRAM”), and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of key components including, but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can have a material adverse effect on its financial condition and operating results.

The Company and other participants in the personal computer, consumer electronics and mobile communication industries also compete for various components with other industries that have experienced increased demand for their products. In addition, the Company uses some custom components that are not common to the rest of the personal computer, consumer electronics and mobile communication industries, and new products introduced by the Company often utilize custom components available from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured. If the Company’s supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements.

Significant portions of the Company’s Mac computers, iPods, iPhones, logic boards, and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company’s outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company’s key products including, but not limited to final assembly of substantially all of the Company’s portable Mac computers, iPods, iPhones and most of the Company’s iMacs. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods ranging from 30 to 150 days.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Commitments and Contingencies (Continued)

Long-Term Supply Agreements

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion for flash memory components during 2006, which will be applied to certain inventory purchases made over the life of each respective agreement. The Company utilized $567 million of the prepayment as of September 27, 2008.

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

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific, Retail, and FileMaker operations. The Company’s reportable operating segments consist of Americas, Europe, Japan, and Retail operations. Other operating segments include Asia Pacific, which encompasses Australia and Asia except for Japan, and the Company’s FileMaker, Inc. subsidiary. The Americas, Europe, Japan, and Asia Pacific segments exclude activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable operating segment provides similar hardware and software products and similar services to the same types of customers. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Advertising

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Segment Information and Geographic Data (Continued)

expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $389 million, $294 million, and $200 million for 2008, 2007, and 2006 respectively.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 11 high-profile stores as of September 27, 2008. Expenses allocated to corporate marketing resulting from the operations of high-profile stores were $53 million, $39 million, and $33 million for the years ended September 27, 2008, September 29, 2007, and September 30, 2006 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Segment Information and Geographic Data (Continued)

Summary information by operating segment for the three fiscal years ended September 27, 2008 is as follows (in millions):

	2008	2007	2006
Americas:
Net sales	$14,573	$11,596	$9,415
Operating income	$4,051	$2,949	$1,899
Depreciation, amortization, and accretion	$9	$9	$6
Segment assets (a)	$3,039	$1,497	$896

Europe:
Net sales	$7,622	$5,460	$4,096
Operating income	$2,313	$1,348	$627
Depreciation, amortization, and accretion	$6	$6	$4
Segment assets	$1,775	$595	$471

Japan:
Net sales	$1,509	$1,082	$1,211
Operating income	$440	$232	$208
Depreciation, amortization, and accretion	$2	$3	$3
Segment assets	$302	$159	$181

Retail:
Net sales	$6,315	$4,115	$3,246
Operating income	$1,337	$875	$600
Depreciation, amortization, and accretion (b)	$108	$88	$59
Segment assets (b)	$1,869	$1,085	$651

Other Segments (c):
Net sales	$2,460	$1,753	$1,347
Operating income	$615	$388	$235
Depreciation, amortization, and accretion	$4	$3	$3
Segment assets	$534	$252	$180

(a)	The Americas asset figures do not include fixed assets held in the U.S. Such fixed assets are not allocated specifically to the Americas segment and are included in the corporate assets figures below.
(b)	Retail segment depreciation and asset figures reflect the cost and related depreciation of its retail stores and related infrastructure.
(c)	Other Segments include Asia-Pacific and FileMaker.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Segment Information and Geographic Data (Continued)

A reconciliation of the Company’s segment operating income and assets to the Consolidated Financial Statements for the three fiscal years ended September 27, 2008 is as follows (in millions):

	2008	2007	2006
Segment operating income	$8,756	$5,792	$3,569
Other corporate expenses, net (a)	(1,965)	(1,141)	(953)
Stock-based compensation expense	(516)	(242)	(163)

Total operating income	$6,275	$4,409	$2,453

Segment assets	$7,519	$3,588	$2,379
Corporate assets	32,053	21,759	14,826

Consolidated assets	$39,572	$25,347	$17,205

Segment depreciation, amortization, and accretion	$129	$109	$75
Corporate depreciation, amortization, and accretion	344	208	150

Consolidated depreciation, amortization, and accretion	$473	$317	$225

(a)	Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

No single customer or single country outside of the U.S. accounted for more than 10% of net sales in 2008, 2007, or 2006. Net sales and long-lived assets related to the U.S. and international operations for the three fiscal years ended September 27, 2008, are as follows (in millions):

	2008	2007	2006
Net sales:
U.S.	$18,469	$14,128	$11,486
International	14,010	9,878	7,829

Total net sales	$32,479	$24,006	$19,315

Long-lived assets:
U.S.	$2,269	$1,752	$1,150
International	410	260	218

Total long-lived assets	$2,679	$2,012	$1,368

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Segment Information and Geographic Data (Continued)

Information regarding net sales by product for the three fiscal years ended September 27, 2008, is as follows (in millions):

	2008	2007	2006
Net sales:
Desktops (a)	$5,603	$4,020	$3,319
Portables (b)	8,673	6,294	4,056

Total Mac net sales	14,276	10,314	7,375

iPod	9,153	8,305	7,676
Other music related products and services (c)	3,340	2,496	1,885
iPhone and related products and services (d)	1,844	123	—
Peripherals and other hardware (e)	1,659	1,260	1,100
Software, service, and other net sales (f)	2,207	1,508	1,279

Total net sales	$32,479	$24,006	$19,315

(a)	Includes iMac, Mac mini, Mac Pro, Power Mac, and Xserve product lines.
(b)	Includes MacBook, iBook, MacBook Air, MacBook Pro, and PowerBook product lines.
(c)	Consists of iTunes Store sales and iPod services, and Apple-branded and third-party iPod accessories.
(d)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(e)	Includes sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.
(f)	Includes sales of Apple-branded operating system and application software, third-party software, AppleCare, and Internet services.

Note 10—Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of approximately $871,000, $776,000, and $202,000 in expenses pursuant to the Reimbursement Agreement during 2008, 2007, and 2006, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Consolidated Statements of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Selected Quarterly Financial Information (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended September 27, 2008 and September 29, 2007 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2008
Net sales	$7,895	$7,464	$7,512	$9,608
Gross margin	$2,739	$2,600	$2,474	$3,332
Net income	$1,136	$1,072	$1,045	$1,581
Earnings per common share:
Basic	$1.28	$1.21	$1.19	$1.81
Diluted	$1.26	$1.19	$1.16	$1.76

2007
Net sales	$6,217	$5,410	$5,264	$7,115
Gross margin	$2,090	$1,995	$1,849	$2,220
Net income	$904	$818	$770	$1,004
Earnings per common share:
Basic	$1.04	$0.94	$0.89	$1.17
Diluted	$1.01	$0.92	$0.87	$1.14

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Apple Inc.:

We have audited the accompanying consolidated balance sheets of Apple Inc. and subsidiaries (the Company) as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 27, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Inc. and subsidiaries as of September 27, 2008 and September 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended September 27, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the Consolidated Financial Statements, effective September 30, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Inc.’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 4, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

November 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Apple Inc.:

We have audited Apple Inc.’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Apple’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Apple Inc. and subsidiaries as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 27, 2008, and our report dated November 4, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Mountain View, California

November 4, 2008

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 27, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of September 27, 2008. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 89 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2008, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On November 3, 2008, Tony Fadell, Senior Vice President, iPod Division of the Company became Special Advisor to the Company’s Chief Executive Officer. In this new position, Mr. Fadell no longer will be an executive officer of the Company. In connection therewith, Mr. Fadell and the Company have entered into a Transition Agreement and a Settlement Agreement and Release (the “Transition Agreement” and the “Settlement Agreement,” respectively), under which Mr. Fadell will receive a salary of three hundred thousand dollars annually, and will be entitled to bonus and other health and welfare benefits generally available to other senior managers for the duration of the Transition Agreement, which remains in effect until March 24, 2010. The Transition Agreement also provides for the cancellation of outstanding and unvested 155,000 restricted stock units held by Mr. Fadell. Upon approval by the Compensation Committee of the Company’s Board of Directors, Mr. Fadell will be granted 77,500 restricted stock units that will vest in full on March 24, 2010, subject to his continued employment with the Company through the vesting date and further subject to accelerated vesting if the Company terminates his employment without cause. The restricted stock units are payable upon vesting in shares of the Company’s common stock on a one-for-one basis. The Settlement Agreement includes Mr. Fadell’s release of claims against the Company and agreement not to solicit the Company’s employees for one year following the termination of his employment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item under the heading “Directors” is incorporated herein by reference from the information to be contained in the Company’s 2009 Proxy Statement to be filed with the U.S. Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s Annual Meeting of Shareholders to be held on February 25, 2009 (“2009 Proxy Statement”). The information under the heading “Executive Officers of the Registrant” in Part I, Item 1 of this Form 10-K is also incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item under the headings “Executive Compensation” and “Compensation Discussion and Analysis” is incorporated herein by reference from the information to be contained in the Company’s 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” are incorporated herein by reference from the information to be contained in the Company’s 2009 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item under the heading “Review, Approval or Ratification of Transactions with Related Persons” is incorporated herein by reference from the information to be contained in the Company’s 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item under the heading “Fees Paid to Auditors” is incorporated herein by reference from the information to be contained in the Company’s 2009 Proxy Statement.

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

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of November 2008.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ STEVEN P. JOBS STEVEN P. JOBS	Chief Executive Officer and Director (Principal Executive Officer)	November 4, 2008

/s/ PETER OPPENHEIMER PETER OPPENHEIMER	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	November 4, 2008

/s/ WILLIAM V. CAMPBELL WILLIAM V. CAMPBELL	Director	November 4, 2008

/s/ MILLARD S. DREXLER MILLARD S. DREXLER	Director	November 4, 2008

/s/ ALBERT GORE, JR. ALBERT GORE, JR.	Director	November 4, 2008

/s/ ANDREA JUNG ANDREA JUNG	Director	November 4, 2008

/s/ ARTHUR D. LEVINSON ARTHUR D. LEVINSON	Director	November 4, 2008

/s/ ERIC E. SCHMIDT ERIC E. SCHMIDT	Director	November 4, 2008

/s/ JEROME B. YORK JEROME B. YORK	Director	November 4, 2008

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88

3.2	Certificate of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00

3.3	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05

3.4	Certificate of Determination of Preferences of Series A Non-Voting Convertible Preferred Stock of the Registrant.	10-K	9/26/97

3.5	By-Laws of the Registrant, as amended through August 20, 2008.	8-K	8/25/08

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through May 10, 2007.	8-K	5/16/07

10.2*	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07

10.5*	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05

10.8*	Form of Option Agreements.	10-K	9/24/05

10.9*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

14.1	Business Conduct Policy of the Registrant dated January 2008.	10-Q	12/29/07

21**	Subsidiaries of the Registrant.

23.1**	Consent of Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.