Form 10-Q
period 2008-12-27
APPLE INC
filed 2009-01-23
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

or

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

890,553,729 shares of common stock issued and outstanding as of January 12, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended
	December 27, 2008	December 29, 2007
Net sales	$10,167	$9,608
Cost of sales	6,635	6,276

Gross margin	3,532	3,332

Operating expenses:
Research and development	315	246
Selling, general, and administrative	1,091	960

Total operating expenses	1,406	1,206

Operating income	2,126	2,126
Other income and expense	158	200

Income before provision for income taxes	2,284	2,326
Provision for income taxes	679	745

Net income	$1,605	$1,581

Earnings per common share:
Basic	$1.81	$1.81
Diluted	$1.78	$1.76
Shares used in computing earnings per share:
Basic	889,142	875,860
Diluted	901,494	900,054

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	December 27, 2008	September 27, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$7,236	$11,875
Short-term marketable securities	18,411	10,236
Accounts receivable, less allowances of $54 and $47, respectively	2,196	2,422
Inventories	396	509
Deferred tax assets	1,613	1,447
Other current assets	5,311	5,822

Total current assets	35,163	32,311
Long-term marketable securities	2,498	2,379
Property, plant and equipment, net	2,580	2,455
Goodwill	207	207
Acquired intangible assets, net	277	285
Other assets	2,062	1,935

Total assets	$42,787	$39,572

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,715	$5,520
Accrued expenses	3,807	3,719
Deferred revenue	6,235	4,853

Total current liabilities	14,757	14,092
Deferred revenue – non-current	3,440	3,029
Other non-current liabilities	1,681	1,421

Total liabilities	19,878	18,542

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 890,414,924 and 888,325,973 shares issued and outstanding, respectively	7,392	7,177
Retained earnings	15,448	13,845
Accumulated other comprehensive income	69	8

Total shareholders’ equity	22,909	21,030

Total liabilities and shareholders’ equity	$42,787	$39,572

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	December 27, 2008	December 29, 2007
Cash and cash equivalents, beginning of the period	$11,875	$9,352

Operating Activities:
Net income	1,605	1,581
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	158	106
Stock-based compensation expense	170	110
Provision for deferred income taxes	(27)	22
Loss on disposition of property, plant, and equipment	7	14
Changes in operating assets and liabilities:
Accounts receivable, net	226	(302)
Inventories	113	(113)
Other current assets	660	(550)
Other assets	(116)	(253)
Accounts payable	(767)	484
Deferred revenue	1,793	1,048
Other liabilities	116	640

Cash generated by operating activities	3,938	2,787

Investing Activities:
Purchases of marketable securities	(13,082)	(6,127)
Proceeds from maturities of marketable securities	2,226	2,129
Proceeds from sales of marketable securities	2,668	758
Purchases of other long-term investments	(38)	(9)
Payment for acquisition of property, plant, and equipment	(339)	(224)
Payment for acquisition of intangible assets	(14)	(8)
Other	(60)	19

Cash used in investing activities	(8,639)	(3,462)

Financing Activities:
Proceeds from issuance of common stock	77	179
Excess tax benefits from stock-based compensation	19	315
Cash used to net share settle equity awards	(34)	(9)

Cash generated by financing activities	62	485

Decrease in cash and cash equivalents	(4,639)	(190)

Cash and cash equivalents, end of the period	$7,236	$9,162

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$550	$251

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) design, manufacture, and market personal computers, portable digital music players, and mobile communication devices and sell a variety of related software, digital content, services, peripherals, and networking solutions. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative customers.

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

Certain prior year amounts in the Condensed Consolidated Financial Statements and notes thereto have been reclassified to conform to the current period’s presentation. In the current period, the Company reclassified $2.4 billion of certain fixed-income securities from short-term marketable securities to long-term marketable securities. The reclassification resulted from a change in accounting presentation for certain investments based on contractual maturity dates, which more closely reflects the Company’s assessment of the timing of when such securities will be converted to cash. As a result of this change, marketable securities with maturities less than 12 months are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. There have been no changes in the Company’s investment policies or practices associated with this change in accounting presentation. See Note 2, “Financial Instruments” of this Form 10-Q for additional information.

These Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the Company’s annual Consolidated Financial Statements and the notes thereto for the fiscal year ended September 27, 2008, included in its Annual Report on Form 10-K (the “2008 Form 10-K”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

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

The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 27, 2008 and December 29, 2007 (in thousands, except net income in millions and per share amounts):

	Three Months Ended
	December 27, 2008	December 29, 2007
Numerator:
Net income	$1,605	$1,581

Denominator:
Weighted-average shares outstanding	889,142	875,860
Effect of dilutive securities	12,352	24,194

Denominator for diluted earnings per share	901,494	900,054

Basic earnings per share	$1.81	$1.81

Diluted earnings per share	$1.78	$1.76

Potentially dilutive securities representing approximately 18.8 million and 7.6 million shares of common stock for the quarters ended December 27, 2008 and December 29, 2007, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Fair Value Measurements

During the first quarter of fiscal 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements”, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or operating results.

SFAS No. 157 establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into three levels. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities. Level 2 valuations are based on inputs, other than quoted prices included within Level 1, that are observable, either directly or indirectly. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, during the first quarter of fiscal 2009. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS No. 159 but has not elected the fair value option for any eligible financial instruments as of December 27, 2008.

Refer to Note 3, “Fair Value Measurements” of this Form 10-Q for additional information on the adoption of SFAS Nos. 157 and 159.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash, cash equivalents, short-term or long-term marketable securities as of December 27, 2008 and September 27, 2008 (in millions):

	December 27, 2008	September 27, 2008
Cash	$416	$368

Money market funds	2,270	1,536
U.S. Treasury securities	198	118
U.S. agency securities	1,557	2,798
Certificates of deposit and time deposits	1,644	2,560
Commercial paper	1,151	4,429
Corporate securities	—	66

Total cash equivalents	6,820	11,507

U.S. Treasury securities	918	343
U.S. agency securities	13,761	5,823
Non-U.S. government securities	107	83
Certificates of deposit and time deposits	389	486
Commercial paper	1,185	1,254
Corporate securities	2,051	2,247

Total short-term marketable securities	18,411	10,236

U.S. Treasury securities	114	100
U.S. agency securities	1,098	751
Certificates of deposit and time deposits	—	32
Corporate securities	1,286	1,496

Total long-term marketable securities	2,498	2,379

Total cash, cash equivalents and marketable securities	$28,145	$24,490

As of December 27, 2008, the Company changed its accounting presentation for certain fixed-income investments, which resulted in the reclassification of certain investments from short-term marketable securities to long-term marketable securities. As a result, prior period balances have been reclassified to conform to the current period’s presentation. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date, while its prior classifications were based on the nature of the securities and their availability for use in current operations. As a result of this change, marketable securities with maturities of less than 12 months are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. The Company’s long-term marketable securities’ maturities range from one year to five years. The Company believes this new presentation is preferable as it more closely reflects the Company’s assessment of the timing of when such securities will be converted to cash. Accordingly, certain fixed-income investments totaling $2.4 billion have been reclassified from short-term marketable securities to long-term marketable securities in the September 27, 2008 Condensed Consolidated Balance Sheet to conform to the current period’s financial statement presentation. There have been no changes in the Company’s investment policies or practices associated with this change in accounting presentation.

The Company had net unrealized losses on its investment portfolio of $39 million and $117 million as of December 27, 2008 and September 27, 2008, respectively. In both periods, the net unrealized losses related primarily to long-term marketable securities. The Company may sell its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first quarters of 2009 or 2008 related to such sales.

The following table shows the gross unrealized losses and fair value for investments in an unrealized loss position as of December 27, 2008 and September 27, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	December 27, 2008
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$125	$—	$—	$—	$125	$—
U.S. agency securities	2,669	(2)	—	—	2,669	(2)
Non-U.S. government securities	95	—	—	—	95	—
Commercial paper	56	—	—	—	56	—
Corporate securities	1,720	(38)	1,125	(82)	2,845	(120)

Total	$4,665	$(40)	$1,125	$(82)	$5,790	$(122)

	September 27, 2008
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury securities	$28	$—	$—	$—	$28	$—
U.S. agency securities	6,822	(13)	—	—	6,822	(13)
Non-U.S. government securities	38	—	—	—	38	—
Certificates of deposit and time deposits	26	—	—	—	26	—
Commercial paper	646	—	—	—	646	—
Corporate securities	2,147	(31)	1,148	(77)	3,295	(108)

Total	$9,707	$(44)	$1,148	$(77)	$10,855	$(121)

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates, specifically, widening credit spreads. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better, with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. During the first quarters of 2009 or 2008, the Company did not recognize any material impairment charges on outstanding securities. As of December 27, 2008, the Company does not consider any of its investments to be other-than-temporarily impaired.

Derivative Financial Instruments

The Company uses derivatives to offset partially its business exposure to foreign exchange risk. The Company uses foreign currency forward and option contracts to offset the foreign exchange risk on certain existing assets and liabilities and to hedge the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales. Generally, the Company’s practice is to hedge a majority of its existing material foreign exchange transaction exposures. However, the Company may not hedge certain foreign exchange transaction exposures due to immateriality, prohibitive economic cost of hedging particular exposures, or limited availability of appropriate hedging instruments.

The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges and the ineffective portions of cash flow hedges and net investment hedges are adjusted to fair value through earnings. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in deferred translation as a component of other comprehensive income. Changes in value of fair value hedges are offset against the changes in fair value of the hedged assets, liabilities, or firm commitments through earnings.

As of December 27, 2008, the Company had a net deferred gain associated with cash flow hedges of approximately $105 million, net of taxes. The portion of the Company’s net deferred gain related to products under subscription accounting is expected to be recorded in earnings ratably over a 24-month period beginning when the hedged transaction occurs, while the portion of the net deferred gain related to other products is expected to be recorded in earnings at the time the hedged transaction occurs. As of December 27, 2008, the hedged transactions are expected to occur within six months. As of the end of the first quarter of 2009, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of 2008.

Note 3 – Fair Value Measurements

In the first quarter of 2009, the Company adopted SFAS No. 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

SFAS No. 157 also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is available and significant to the fair value measurement. SFAS No. 157 establishes and prioritizes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 27, 2008 (in millions):

	December 27, 2008
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$2,270	$—	$—	$2,270
U.S. Treasury securities	—	1,230	—	1,230
U.S. agency securities	—	16,416	—	16,416
Non-U.S. government securities	—	107	—	107
Certificates of deposit and time deposits	—	2,033	—	2,033
Commercial paper	—	2,336	—	2,336
Corporate securities	—	3,337	—	3,337
Marketable equity securities	9	—	—	9
Derivative assets	—	172	—	172

Total assets measured at fair value	$2,279	$25,631	$—	$27,910

Liabilities:
Derivative liabilities	$—	$74	$—	$74

Total liabilities measured at fair value	$—	$74	$—	$74

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis presented on the Company’s Condensed Consolidated Balance Sheet as of December 27, 2008 (in millions):

	December 27, 2008
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$2,270	$4,550	$—	$6,820
Short-term marketable securities	—	18,411	—	18,411
Long-term marketable securities	—	2,498	—	2,498
Other current assets	—	172	—	172
Other assets	9	—	—	9

Total assets measured at fair value	$2,279	$25,631	$—	$27,910

Liabilities:
Other current liabilities	$—	$74	$—	$74

Total liabilities measured at fair value	$—	$74	$—	$74

Note 4 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s Condensed Consolidated Financial Statement details as of December 27, 2008 and September 27, 2008 (in millions):

Other Current Assets

	December 27, 2008	September 27, 2008
Deferred costs under subscription accounting - current	$2,413	$1,931
Vendor non-trade receivables	1,217	2,282
Inventory component prepayments	345	475
Other current assets	1,336	1,134

Total other current assets	$5,311	$5,822

Property, Plant, and Equipment

	December 27, 2008	September 27, 2008
Land and buildings	$888	$810
Machinery, equipment, and internal-use software	1,624	1,491
Office furniture and equipment	126	122
Leasehold improvements	1,359	1,324

	3,997	3,747
Accumulated depreciation and amortization	(1,417)	(1,292)

Net property, plant, and equipment	$2,580	$2,455

Other Assets

	December 27, 2008	September 27, 2008
Deferred costs under subscription accounting - non-current	$1,212	$1,089
Deferred tax assets - non-current	125	138
Long-term inventory component prepayments	83	208
Capitalized software development costs, net	82	67
Other assets	560	433

Total other assets	$2,062	$1,935

Accrued Expenses

	December 27, 2008	September 27, 2008
Deferred margin on component sales	$471	$681
Accrued marketing and distribution	302	329
Accrued warranty and related costs	265	267
Accrued compensation and employee benefits	252	320
Other accrued tax liabilities	100	100
Other current liabilities	2,417	2,022

Total accrued expenses	$3,807	$3,719

Other Non-Current Liabilities

	December 27, 2008	September 27, 2008
Deferred tax liabilities	$865	$675
Other non-current liabilities	816	746

Total other non-current liabilities	$1,681	$1,421

Note 5 – Income Taxes

As of December 27, 2008, the Company recorded gross unrecognized tax benefits of $560 million, of which $247 million, if recognized, would affect the Company’s effective tax rate. As of September 27, 2008, the total amount of gross unrecognized tax benefits was $506 million, of which $253 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $247 million and $219 million of gross interest and penalties accrued as of December 27, 2008 and September 27, 2008, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Note 6 – Shareholders’ Equity

Preferred Stock

The Company has five million shares of authorized preferred stock, none of which is issued or outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, the effective portion of foreign currency net investment hedges, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

The following table summarizes the components of total comprehensive income, net of taxes, during the three months ended December 27, 2008 and December 29, 2007 (in millions):

	Three Months Ended
	December 27, 2008	December 29, 2007
Net income	$1,605	$1,581
Other comprehensive income:
Change in unrecognized gains on derivative instruments	86	4
Change in foreign currency translation	(74)	7
Net change in unrealized losses on marketable securities	49	—

Total comprehensive income	$1,666	$1,592

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three months ended December 27, 2008 and December 29, 2007 (in millions):

	Three Months Ended
	December 27, 2008	December 29, 2007
Change in fair value of derivatives	$107	$4
Adjustment for net gains realized and included in net income	(21)	—

Change in unrecognized gains on derivative instruments	$86	$4

The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of December 27, 2008 and September 27, 2008 (in millions):

	December 27, 2008	September 27, 2008
Unrealized losses on available-for-sale securities	$(21)	$(70)
Cumulative foreign currency translation	(15)	59
Net unrecognized gains on derivative instruments	105	19

Accumulated other comprehensive income	$69	$8

Employee Benefit Plans

Rule 10b5-1 Trading Plans

The following executive officers, Timothy D. Cook, Peter Oppenheimer, Philip W. Schiller, and Bertrand Serlet, have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 19, 2009. A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Stock Option Activity

A summary of the Company’s stock option activity and related information for the three months ended December 27, 2008 is as follows (in thousands, except per share amounts and contractual term in years):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 27, 2008	50,572	44,146	$74.39
Restricted stock units granted	(11,668)	—	$—
Options granted	(181)	181	$96.42
Options cancelled	417	(417)	$111.85
Restricted stock units cancelled	490	—	$—
Options exercised	—	(819)	$30.61
Plan shares expired	(1)	—	$—

Balance at December 27, 2008	39,629	43,091	$74.96	4.08	$1,334,486

Exercisable at December 27, 2008		26,279	$46.10	3.31	$1,237,298

Expected to vest after December 27, 2008		16,263	$80.03	5.28	$94,017

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total intrinsic value of options at the time of exercise was $55 million and $887 million for the three months ended December 27, 2008 and December 29, 2007, respectively.

Shares of RSUs granted after April 2005 have been deducted from the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs granted. Similarly, shares of RSUs cancelled have been added back to the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs cancelled.

Restricted Stock Units

The Company’s Board of Directors has granted RSUs to members of the Company’s executive management team, excluding its Chief Executive Officer (“CEO”), as well as various employees within the Company. RSUs generally vest over four years either at the end of the four-year service period, in two equal installments on the second and fourth anniversaries of the date of grant, in equal installments on each of the first through fourth anniversaries of the grant date, or in equal installments on each semi-annual anniversary of the grant date. Upon vesting, the RSUs are generally net share settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Outstanding RSU balances were not included in the outstanding options balances in the preceding table. A summary of the Company’s RSU activity and related information for the three months ended December 27, 2008 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 27, 2008	7,040	$134.91
Restricted stock units granted	5,834	$96.76
Restricted stock units vested	(874)	$150.44
Restricted stock units cancelled	(245)	$120.44

Balance at December 27, 2008	11,755	$115.12	$1,008,670

RSUs that vested during the three months ended December 27, 2008 and December 29, 2007 had a fair value of $86 million and $43 million, respectively, as of the vesting date.

Note 7 – Stock-Based Compensation

SFAS No. 123 (revised 2004), Share-Based Payment, requires the use of a valuation model to calculate the fair value of stock-based awards. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to calculate the fair value of stock-based awards. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. Stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the BSM option-pricing model and is recognized as expense ratably on a straight-line basis over the requisite service period.

The compensation expense incurred by the Company for RSUs is based on the closing market price of the Company’s common stock on the date of grant and is amortized ratably on a straight-line basis over the requisite service period.

The weighted average assumptions used for the three months ended December 27, 2008 and December 29, 2007 and the resulting estimates of weighted-average fair value per share of options granted and of employee stock purchase plan rights (“stock purchase rights”) during those periods are as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
Expected life - stock options	3.41 years	3.41 years
Expected life - stock purchase rights	6 months	6 months
Interest rate - stock options	1.76%	3.63%
Interest rate - stock purchase rights	2.16%	4.98%
Expected volatility - stock options	53.40%	45.80%
Expected volatility - stock purchase rights	47.03%	30.92%
Expected dividend yields	—	—

Weighted-average fair value of options granted during the period	$38.25	$64.22
Weighted-average fair value of stock purchase rights during the period	$44.52	$28.36

The following table provides a summary of the stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 27, 2008 and December 29, 2007 (in millions):

	Three Months Ended
	December 27, 2008	December 29, 2007
Cost of sales	$28	$18
Research and development	60	39
Selling, general, and administrative	82	53

Total stock-based compensation expense	$170	$110

Stock-based compensation expense capitalized as part of software development costs was not significant as of December 27, 2008 or December 29, 2007. The income tax benefit related to stock-based compensation expense was $66 million and $34 million for the three months ended December 27, 2008 and December 29, 2007, respectively. As of December 27, 2008, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $1.8 billion, which the Company expects to recognize over a weighted-average period of 3.02 years.

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are for terms of 3 to 20 years and generally provide renewal options for terms of 1 to 5 years. Leases for retail space are generally for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 27, 2008, the Company’s total future minimum lease payments under noncancelable operating leases were $1.8 billion, of which $1.4 billion related to leases for retail space. As of December 27, 2008, total future minimum lease payments under noncancelable operating leases related to leases for retail space decreased $44 million to $1.3 billion.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended December 27, 2008 and December 29, 2007 (in millions):

	Three Months Ended
	December 27, 2008	December 29, 2007
Beginning accrued warranty and related costs	$267	$230
Cost of warranty claims	(78)	(80)
Accruals for product warranties	76	87

Ending accrued warranty and related costs	$265	$237

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either December 27, 2008 or September 27, 2008.

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

Significant portions of the Company’s Mac computers, iPods, iPhones, logic boards, and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company’s outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company’s key products including but not limited to final assembly of substantially all of the Company’s portable Mac computers, iPods, iPhones and most of the Company’s iMacs. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods ranging from 30 to 150 days.

Long-Term Supply Agreements

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion, which is being applied to certain inventory component purchases made over the life of each respective agreement. During the first quarter of fiscal 2009, the long-term supply agreement with Intel Corporation was terminated and the remaining prepaid balance of $167 million was repaid to the Company. As of December 27, 2008, the Company had $428 million of inventory component prepayments outstanding.

Subsequent to December 27, 2008, the Company entered into a long-term supply agreement with LG Display to purchase LCD panels for five years. As part of the agreement, the Company is required to make a prepayment of $500 million in the second quarter of 2009.

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

Note 9 – Segment Information and Geographic Data

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

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific, Retail, and FileMaker operations. The Company’s reportable operating segments consist of Americas, Europe, Japan, and Retail operations. Other operating segments include Asia Pacific, which encompasses Australia and Asia except for Japan, and the Company’s FileMaker, Inc. subsidiary. The Americas, Europe, Japan, and Asia Pacific segments exclude activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable operating segment provides similar hardware and software products and similar services to the same types of customers. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2008 Form 10-K.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $71 million and $75 million during the first quarters of 2009 and 2008, respectively.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 11 high-profile stores as of December 27, 2008. Expenses allocated to corporate marketing resulting from the operations of high-profile stores were $16 million and $11 million in the first quarters of 2009 and 2008, respectively.

Summary information by operating segment for the three months ended December 27, 2008 and December 29, 2007 is as follows (in millions):

	Three Months Ended
	December 27, 2008	December 29, 2007
Americas:
Net sales	$4,501	$4,298
Operating income	$1,270	$1,173

Europe:
Net sales	$2,771	$2,471
Operating income	$809	$760

Japan:
Net sales	$481	$400
Operating income	$127	$108

Retail:
Net sales	$1,740	$1,701
Operating income	$353	$405

Other Segments (a):
Net sales	$674	$738
Operating income	$184	$199

(a)	Other Segments consist of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Financial Statements for the three months ended December 27, 2008 and December 29, 2007 is as follows (in millions):

	Three Months Ended
	December 27, 2008	December 29, 2007
Segment operating income	$2,743	$2,645
Stock-based compensation expense	(170)	(110)
Other corporate expenses, net (a)	(447)	(409)

Total operating income	$2,126	$2,126

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

Note 10 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of $4,000 and $550,000 in expenses pursuant to the Reimbursement Agreement during the first quarters of 2009 and 2008, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 (the “2008 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are filed with the SEC. Such reports and other information filed by the Company with the SEC are available on the Company’s website at http://www.apple.com/investor when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Executive Overview

The Company designs, manufactures, and markets personal computers, portable digital music players, and mobile communication devices and sells a variety of related software, services, peripherals, and networking solutions. The Company’s products and services include the Mac® line of desktop and portable computers, the iPod® line of portable digital music players, iPhoneTM, Apple TV®, Xserve®, a portfolio of consumer and professional software applications, the Mac OS® X operating system, third-party digital content through the iTunes Store®, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative markets. A further description of the Company’s products may be found below under the heading “Products” and Part II, Item 1A, “Risk Factors,” as well as in Part I, Item 1, “Business,” of the Company’s 2008 Form 10-K.

The Company is focused on providing innovative products and solutions to consumer, SMB, education, enterprise, government and creative customers that greatly enhance their evolving digital lifestyles and workplace. The Company is the only participant in the personal computer and consumer electronics industries that controls the design and development of the entire personal computer, including the hardware, operating system, and sophisticated software applications, as well as the design and development of portable digital music players, mobile communication devices, and a variety of products and solutions for obtaining and enjoying digital content. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle products and solutions, which are further enhanced by the Company’s emphasis on ease-of-use and creative industrial designs.

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

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available on Mac computers, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 251 stores open as of December 27, 2008.

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

iPhone is distributed through the Company, its cellular network carriers’ distribution channels, and certain third-party resellers. The Company has signed multi-year agreements with various cellular network carriers authorizing them to distribute and provide cellular network services for iPhone 3G. These agreements are generally not exclusive with a specific carrier, except in the U.S., U.K., Germany, Spain, Ireland, and certain other countries. The Company has shipped iPhone 3G in over 70 countries as of December 2008.

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

In January 2009, the Company announced its redesigned 17-inch MacBook® Pro model, which includes the all-metal unibody enclosure and a new built-in battery that delivers up to eight hours of use and up to 1,000 recharges. The new 17-inch MacBook Pro has a widescreen light-emitting diode display, Intel Core 2 Duo processors running at up to 2.93GHz, and the NVIDIA GeForce 9600M GT graphics processor. The Company expects to begin shipping the new 17-inch MacBook Pro in late January 2009.

In January 2009, the Company announced iLife® ’09, which features major upgrades to iPhoto®, iMovie® and GarageBand®, and includes iDVD® and an updated version of iWeb™. iPhoto ’09 adds Faces and Places as new ways to easily organize and manage photos, iMovie ’09 adds new features including Precision Editor and video stabilization, and GarageBand ’09 introduces a new way to help users learn to play the piano and guitar. The Company expects to begin shipping iLife® ’09 in late January 2009.

In January 2009, the Company introduced and released iWork® ’09, the latest version of its office productivity suite, which features upgrades to Keynote®, Pages® and Numbers®. Among the new features in iWork, Keynote ’09 introduces advanced object transitions, Pages ’09 features a new full screen view, and Numbers ’09 introduces a quick way to group and summarize data and a simplified way to create complex formulas.

A detailed discussion of the Company’s other products may be found in Part I, Item 1, “Business,” of the Company’s 2008 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its Condensed Consolidated Financial Statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2008 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, valuation of marketable securities, allowance for doubtful accounts, inventory valuation and inventory purchase commitments, warranty costs, stock-based compensation, income taxes, and legal and other contingencies. Management considers these critical policies because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.

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

Valuation of Marketable Securities

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of investments are included in accumulated other comprehensive income, net of tax, as reported in the Company’s Condensed Consolidated Balance Sheets. Changes in the fair value of investments impact the Company’s net income only when such investments are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of an investment is less than its cost, the credit rating of the investment and any changes thereto, and the Company’s ability and intent to hold the investment until the earlier of market price recovery or maturity. The Company’s assessment on whether an investment is other-than-temporarily impaired or not, could change in the future due to new developments or changes in assumptions related to any particular investment.

Allowance for Doubtful Accounts

The Company distributes its products through third-party distributors, cellular network carriers, and resellers and directly to certain education, consumer, and enterprise customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia and by arranging with third-party financing companies to provide flooring arrangements and other loan and lease programs to the Company’s direct customers. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit-risk-sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party flooring arrangements, or credit insurance are outstanding with the Company’s distribution and retail channel partners.

The allowance for doubtful accounts is based on management’s assessment of the ability to collect specific customer accounts and includes consideration of the credit-worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that it reasonably believes to be collectible. The Company also records an allowance for all other trade receivables based on multiple factors, including historical experience with bad debts, the general economic environment, the financial condition of the Company’s distribution channels, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition, if the Company becomes aware of additional information related to the credit-worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect earnings in the period the adjustments are made.

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

The Company recognizes and measures uncertain tax positions in accordance with the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, whereby the Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 8 “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with SFAS No. 5, Accounting for Contingencies, the Company records a contingent liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Net Sales

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three months ended December 27, 2008 and December 29, 2007 (in millions, except unit sales in thousands and per unit amounts):

	Three Months Ended
	December 27, 2008	December 29, 2007	Change
Net Sales by Operating Segment:
Americas net sales	$4,501	$4,298	5%
Europe net sales	2,771	2,471	12%
Japan net sales	481	400	20%
Retail net sales	1,740	1,701	2%
Other Segments net sales (a)	674	738	(9)%

Total net sales	$10,167	$9,608	6%

Unit Sales by Operating Segment:
Americas Macintosh unit sales	912	841	8%
Europe Macintosh unit sales	795	705	13%
Japan Macintosh unit sales	99	91	9%
Retail Macintosh unit sales	515	504	2%
Other Segments Macintosh unit sales (a)	203	178	14%

Total Macintosh unit sales	2,524	2,319	9%

Net Sales by Product:
Desktops (b)	$1,043	$1,515	(31)%
Portables (c)	2,511	2,037	23%

Total Macintosh net sales	3,554	3,552	— %

iPod	3,371	3,997	(16)%
Other music related products and services (d)	1,011	808	25%
iPhone and related products and services (e)	1,247	241	417%
Peripherals and other hardware (f)	378	382	(1)%
Software, service, and other sales (g)	606	628	(4)%

Total net sales	$10,167	$9,608	6%

Unit Sales by Product:
Desktops (b)	728	977	(25)%
Portables (c)	1,796	1,342	34%

Total Macintosh unit sales	2,524	2,319	9%

Net sales per Macintosh unit sold (h)	$1,408	$1,532	(8)%

iPod unit sales	22,727	22,121	3%

Net sales per iPod unit sold (i)	$148	$181	(18)%

iPhone unit sales	4,363	2,315	88%

(a)	Other Segments include Asia Pacific and FileMaker.
(b)	Includes iMac, Mac mini, Mac Pro, and Xserve product lines.
(c)	Includes MacBook, MacBook Air, and MacBook Pro product lines.
(d)	Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(e)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(f)	Includes sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales of Apple-branded operating system, application software, third-party software, AppleCare, and Internet services.
(h)	Derived by dividing total Mac net sales by total Mac unit sales.
(i)	Derived by dividing total iPod net sales by total iPod unit sales.

Net sales during the first quarter of 2009 increased $559 million or 6% compared to the same quarter in 2008. Several factors contributed positively to this increase, including the following:

•

Net sales of iPhone and related products and services were $1.2 billion in the first quarter of 2009 with iPhone handset unit sales totaling 4.4 million. Unit sales of iPhone increased 2.0 million or 88% during the first quarter of 2009 compared to the same quarter in 2008. iPhone net sales include the portion of handset revenue recognized in accordance with subscription accounting over the product’s 24-month estimated economic life, as well as revenue from sales of iPhone accessories and carrier agreements. The Company was shipping iPhone 3G in over 70 countries as of December 2008.

•

Net sales of other music related products and services increased $203 million or 25% during the first quarter of 2009 compared to the same quarter in 2008, due primarily to increased net sales from the iTunes Store, which experienced double-digit growth in each of the Company’s geographic segments. The Company believes this continued growth is the result of heightened consumer interest in downloading third-party digital content, the expansion of third-party audio and video content available for sale and rent via the iTunes Store, and the launch of the iTunes® App Store. The Company continues to expand its iTunes content offerings around the world.

•

Mac net sales were flat year over year, while Mac unit sales increased by 205,000 units or 9% during the first quarter of 2009 compared to the same quarter in 2008. Net sales of the Company’s Macs accounted for 35% of the Company’s total net revenue. Higher Mac unit sales were attributed primarily to an increase in unit sales of portables, which experienced year-over-year growth in each of the Company’s reportable operating segments. The increase in net sales of portables was offset by a decrease in net sales of desktops.

Net sales and unit sales of the Company’s Mac portable systems increased by 23% and 34%, respectively, during the first quarter of 2009 compared to the same quarter in 2008. The growth in Mac portable systems was attributable to strong demand for the MacBook and MacBook Pro, which had year-over-year unit sales growth in each of the Company’s reportable operating segments. Conversely, net sales and unit sales of the Company’s Mac desktop systems decreased by 31% and 25%, respectively, during the first quarter of 2009 compared to the same quarter in 2008. This decline was due primarily to decreased net sales and unit sales of iMac in each of the Company’s reportable operating segments.

Partially offsetting the favorable factors, discussed above, net sales during the first quarter of 2009 were negatively impacted by certain factors, including the following:

•

Net sales of iPods decreased $626 million or 16% during the first quarter of 2009 compared to the same quarter in 2008. iPod unit sales totaled 22.7 million in the first quarter of 2009, an increase of 3% over the first quarter of 2008. Net sales per iPod unit sold decreased 18% from $181 in the first quarter of 2008 to $148 in the first quarter of 2009, resulting from lower average selling prices across each of the iPod product lines as a result of the price reductions taken with the introduction of new iPods in September 2008 as well as the price reduction taken on iPod shuffle in February 2008.

•

Net sales of software, service, and other sales decreased $22 million or 4% during the first quarter of 2009 compared to the same quarter in 2008. This decline was driven largely by a decrease in Apple-branded and third-party software products, partially offset by an increase in net sales of AppleCare Protection Plan (“APP”) extended service and support contracts. During the first quarter of 2008, net sales of software, service, and other sales were largely driven by strong demand for Mac OS X Leopard which was released during that quarter. There were no comparable software releases in the first quarter of 2009.

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

Americas

Net sales in the Americas segment during the first quarter of 2009 increased $203 million or 5% over the first quarter of 2008, while Americas Mac unit sales increased 8% year-over-year. The increase in net sales during the first quarter of 2009 was attributable to higher sales of iPhone, Mac portable systems, and sales from the iTunes Store, which were partially offset by a decrease in sales of iPods, iMac, and software, as well as the weakening of the Canadian dollar against the U.S. dollar. Sales of Mac portable products increased due primarily to strong demand for MacBook and MacBook Pro, both of which were updated in October 2008. The Americas segment represented 44% and 45% of the Company’s total net sales in the first quarters of 2009 and 2008, respectively.

Europe

Net sales in Europe increased $300 million or 12% during the first quarter of 2009 compared to the first quarter in 2008. This growth was driven primarily by iPhone, with Mac portable systems and sales from the iTunes Store also contributing to the increase in net sales. The net sales increase was partially offset by lower year-over-year sales of iPods and iMac, as well as the effect of foreign currency movements against the U.S. dollar during the first quarter of 2009. Total Mac unit sales in Europe increased 13% year-over-year, due primarily to an increase in net sales of Mac portable systems, particularly MacBook.

Japan

Japan’s net sales increased $81 million or 20% during the first quarter of 2009 compared to the first quarter of 2008, while Mac unit sales increased 9% year-over-year. The key contributors to Japan’s net sales growth were increased sales of iPhone, Mac portable systems, and iPods, as well as a weaker U.S. dollar compared to the Japanese yen, which were partially offset by a decrease in sales of iMac. Net sales and unit sales of iPods increased during the first quarter of 2009 compared to the first quarter in 2008, driven primarily by strong demand for iPod nano, which was updated in September 2008.

Retail

Retail net sales increased $39 million or 2% during the first quarter of 2009 compared to the first quarter of 2008, and Mac unit sales increased 2% over the same period. The increase in net sales was due to higher sales of iPhone and Mac portable systems, which were partially offset by lower sales of iPods, iMac, and software. Retail Mac unit sales grew due to increased sales of Mac portable systems, partially offset by lower sales of iMac. The Company opened four new retail stores during the first quarter of 2009, ending the quarter with 251 stores open as compared to 204 stores at the end of the first quarter of 2008. The growth in Retail net sales was less than the growth in the number of stores open. As a result, with an average of 249 stores and 201 stores open during the first quarters of 2009 and 2008, respectively, average revenue per store declined to $7.0 million for the first quarter of 2009 from $8.5 million in the first quarter of 2008. The Retail segment reported operating income of $353 million during the first quarter of 2009 compared to operating income of $405 million during the first quarter in 2008. The year-over-year decrease in operating income is attributable primarily to lower average revenue per store.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since its inception totaled $1.5 billion through the end of the first quarter of 2009. As of December 27, 2008, the Retail segment had approximately 15,600 full-time equivalent employees and had outstanding lease commitments associated with retail space of $1.3 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Other Segments

The Company’s Other Segments, which consist of its Asia Pacific and FileMaker operations, experienced a decrease in net sales of $64 million, or 9% during the first quarter of 2009 as compared to the same quarter in 2008. The decrease in net sales was due primarily to lower net sales of iPods and iMacs, as well as a strengthening of the U.S. dollar against the Australian dollar and other Asian currencies, which were partially offset by increased net sales of iPhone and Mac portable systems. Mac unit sales increased 14% during the first quarter of 2009 compared to the first quarter of 2008, related primarily to strong demand for the MacBook, which was updated in October 2008.

Gross Margin

Gross margin for the three months ended December 27, 2008 and December 29, 2007 was as follows (in millions, except gross margin percentages):

	Three Months Ended
	December 27, 2008	December 29, 2007
Net sales	$10,167	$9,608
Cost of sales	6,635	6,276

Gross margin	$3,532	$3,332

Gross margin percentage	34.7%	34.7%

Gross margin percentage for the first quarter of 2009 and 2008 was flat at 34.7%.

The Company expects its gross margin percentage to decrease in future periods compared to levels achieved during 2008 and the first quarter of 2009, and anticipates gross margin levels of about 32.5% in the second quarter of 2009 and about 30% in the second half of 2009. This expected decline is due largely to the anticipated impact of product transitions, flat or reduced pricing on new and innovative products that have higher cost structures, both expected and potential future cost increases for key components, a stronger U.S. dollar, and higher logistical costs.

The foregoing statements regarding the Company’s expected gross margin percentage are forward-looking and could differ from anticipated levels because of several factors, including but not limited to certain of those set forth below in Part II, Item 1A, “Risk Factors” under the subheading “Future operating results depend upon the Company’s ability to obtain key components including, but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities,” which is incorporated herein by reference. There can be no assurance that targeted gross margin percentage levels will be achieved. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and expected increases in the cost of key components including, but not limited to microprocessors, NAND flash memory, dynamic random access memory (“DRAM”) and liquid crystal displays (“LCDs”), as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to these competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three months ended December 27, 2008 and December 29, 2007, were as follows (in millions, except for percentages):

	Three Months Ended
	December 27, 2008	December 29, 2007
Research and development	$315	$246
Percentage of net sales	3%	3%
Selling, general, and administrative expenses	$1,091	$960
Percentage of net sales	11%	10%

Research and Development (“R&D”)

Expenditures for R&D increased 28% or $69 million to $315 million in the first quarter of 2009 compared to $246 million in the first quarter of 2008, which was due primarily to higher stock-based compensation expenses and an increase in R&D headcount in the current year to support expanded R&D activities. In addition, $22 million of software development costs were capitalized related to Mac OS X Version 10.6 Snow Leopard and excluded from R&D expense during the first quarter of 2009, while no software development costs were capitalized during the first quarter of 2008. Although total R&D expense increased 28%, it remained flat as a percentage of net sales, which increased 6% in the first quarter of 2009 as compared to the same period in 2008. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to continue to invest in R&D to remain competitive.

Selling, General, and Administrative Expense (“SG&A”)

SG&A increased 14% or $131 million to $1.1 billion in the first quarter of 2009 compared to $960 million in the first quarter of 2008. This increase is primarily due to higher stock-based compensation expenses, higher variable selling expenses resulting from the year-over-year increase in total net sales, an increase in SG&A headcount, the Company’s continued expansion of its Retail segment, and higher spending on marketing and advertising.

Other Income and Expense

Total other income and expense decreased $42 million or 21% to $158 million during the first quarter of 2009 compared to $200 million in the first quarter of 2008. The overall decrease in other income and expense is attributable to the decline in interest rates during the first quarter of 2009 as compared to the first quarter of 2008, partially offset by the Company’s higher cash, cash equivalents and marketable securities balances. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities decreased to 2.37% in the first quarter of 2009 from 4.94% in the first quarter of 2008.

The Company’s investment portfolio had gross unrealized losses of $122 million and $121 million as of December 27, 2008 and September 27, 2008, respectively, which was partially offset by gross unrealized gains of $83 million and $4 million as of December 27, 2008 and September 27, 2008, respectively. In both periods, the gross unrealized losses primarily related to long-term marketable securities. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates, specifically, widening credit spreads. The Company has the intent and ability to hold such investments for a sufficient period of time to allow for recovery of the principal amounts invested. Accordingly, no declines in fair value were recognized in the Company’s Condensed Statements of Operations. The Company may sell its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first quarters of 2009 or 2008 related to such sales.

Provision for Income Taxes

The Company’s effective tax rate for the three months ended December 27, 2008 was approximately 30% compared with approximately 32% for the quarter ended December 29, 2007. The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate in the first three months of 2009 as compared to the same quarter in 2008 is due primarily to the Company recording a tax benefit as a result of legislation enacted on October 3, 2008, retroactively reinstating the research and development tax credit.

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

Recent Accounting Pronouncements

During the first quarter of fiscal 2009, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of FSP 157-2, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by the Company beginning in the first quarter of fiscal 2010. Although the Company will continue to evaluate the application of SFAS No. 141R, management does not currently believe adoption will have a material impact on the Company’s financial condition or operating results.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 27, 2008 and September 27, 2008 (in millions):

	December 27, 2008	September 27, 2008
Cash, cash equivalents, and marketable securities	$28,145	$24,490
Accounts receivable, net	$2,196	$2,422
Inventory	$396	$509
Working capital	$20,406	$18,219

As of December 27, 2008, the Company had $28.1 billion in cash, cash equivalents, and marketable securities, an increase of $3.7 billion from September 27, 2008. The principal component of this net increase was the cash generated by operating activities of $3.9 billion, which was partially offset by payments for acquisitions of property, plant, and equipment of $339 million. The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue, net of deferred costs, associated with subscription accounting for iPhone.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities with a minimum rating of single-A. As of December 27, 2008 and September 27, 2008, $12.7 billion and $11.3 billion, respectively, of the Company’s cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. The Company believes its existing balances of cash, cash equivalents, and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s cash payments for capital asset purchases were $339 million during the first quarter of 2009, consisting of approximately $71 million for retail store facilities and $268 million for corporate facilities and infrastructure, including information systems enhancements. The Company anticipates utilizing approximately $1.3 billion for capital asset purchases during 2009, including approximately $350 million for Retail facilities and approximately $950 million for corporate facilities and infrastructure.

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

Lease Commitments

As of September 27, 2008, the Company had total outstanding commitments on noncancelable operating leases of $1.8 billion, $1.4 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are generally for terms of 3 to 20 years and generally provide renewal options for terms of 1 to 5 years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space increased to $1.3 billion as of December 27, 2008.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. In addition, the Company has an off-balance sheet warranty obligation for products accounted for under subscription accounting pursuant to SOP No. 97-2 whereby the Company recognizes warranty expense as incurred. As of December 27, 2008, the Company had outstanding off-balance sheet third-party manufacturing commitments, component purchase commitments, and estimated warranty commitments of $3.6 billion.

During 2006, the Company entered into long-term supply agreements with Hynix Semiconductor, Inc., Intel Corporation, Micron Technology, Inc., Samsung Electronics Co., Ltd., and Toshiba Corporation to secure supply of NAND flash memory through calendar year 2010. As part of these agreements, the Company prepaid $1.25 billion, which is being applied to certain inventory component purchases made over the life of each respective agreement. During the first quarter of fiscal 2009, the long-term supply agreement with Intel Corporation was terminated and the remaining prepaid balance of $167 million was repaid to the Company. As of December 27, 2008, the Company had $428 million of inventory component prepayments outstanding.

Subsequent to December 27, 2008, the Company entered into a long-term supply agreement with LG Display to purchase LCD panels for five years. As part of the agreement, the Company is required to make a prepayment of $500 million in the second quarter of 2009.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of December 27, 2008, the Company estimated that gross expected future cash flows of approximately $28 million would be required to fulfill these obligations.

Other Obligations

Other outstanding obligations were approximately $371 million as of December 27, 2008, primarily related to advertising, research and development, Internet and telecommunications services, and other obligations.

As of December 27, 2008, the Company had gross unrecognized tax benefits of $560 million and an additional $247 million for gross interest and penalties classified as non-current liabilities in the Condensed Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

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

The Company’s market risk profile has not changed significantly during the first three months of 2009.

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

Interest Rate Risk

While the Company is exposed to interest rate fluctuations in many of the world’s leading industrialized countries, the Company’s interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents, and marketable securities, the fair value of those marketable securities, as well as costs associated with foreign currency hedges.

The Company’s investment policy and strategy are focused on preservation of capital and supporting the liquidity requirements of the Company. A portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy and to objective market benchmarks. The Company’s internal portfolio is benchmarked against external manager performance.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. All short-term marketable securities have maturities less than 12 months, while all long-term marketable securities have maturities ranging from one to five years. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first quarter of 2009 or 2008 related to such sales.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 27, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of December 27, 2008, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the first quarter of 2009 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

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

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties. Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract and violation of the Song-Beverly Consumer Warranty Act. Plaintiffs requested unspecified damages and other relief. On May 2, 2005, plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §16700 et seq.) and a claim for false advertising. On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted plaintiffs leave to amend and they filed an amended complaint on December 29, 2005. Plaintiffs’ amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple retail stores. Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the Consumer Legal Remedies Act, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act, and alleged new causes of action for fraud, conversion, and breach of the implied covenant of good faith and fair dealing. The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action. Plaintiffs filed an amended complaint adding one new plaintiff. The Company filed a demurrer, which was granted in part on September 9, 2006. Plaintiffs filed a further amended complaint on September 21, 2006. On October 2, 2006, the Company filed an answer denying all allegations and asserting numerous affirmative defenses. On November 30, 2007, the Company filed a motion for judgment on the pleadings, which the Court denied. Plaintiffs filed a Fifth Amended Complaint on March 19, 2008 and a Corrected Fifth Amended Complaint on April 1, 2008. The Company filed an answer to the Corrected Fifth Amended Complaint on April 18, 2008. The Company filed a motion for judgment on the pleadings for an order dismissing plaintiffs’ fraud claim based upon the statute of limitations, which was granted by the Court on June 24, 2008, with leave to amend. Plaintiffs filed a Sixth Amended Complaint on July 14, 2008 and a Seventh Amended Complaint on August 22, 2008, adding three new reseller plaintiffs. On August 22, 2008, plaintiffs also filed a motion to certify the consumer class. On September 22, 2008, the Company filed its answer to the consumer-related claims denying all allegations and asserting numerous affirmative defenses, and also filed a demurrer to the new reseller claims, which is set for a hearing on January 30, 2009. The Company filed motions for summary adjudication for certain claims of two named plaintiffs’, which the Court granted on November 10, 2008. Plaintiffs petitioned the Court of Appeal for a writ of certiorari from the summary adjudication ruling and a motion to stay the class certification hearing, which the Court of Appeal denied on December 17, 2008. On December 19, 2008, the Court held a hearing on plaintiffs’ class certification motion. The Court requested further briefing and an additional hearing is set for February 20, 2009.

Gordon v. Apple Computer, Inc.

Plaintiff filed this purported class action on August 31, 2006 in the United States District Court for the Northern District of California, San Jose Division, on behalf of a purported nationwide class of consumers who purchased 65W Power Adapters for iBooks and Powerbooks between November 2002 and the present. The complaint alleges various problems with the 65W Adapter, including fraying, sparking, and premature failure. Plaintiff alleges violations of California Business & Professions Code §17200 (unfair competition), the Consumer Legal Remedies Act, the Song-Beverly Consumer Warranty Act and breach of warranties. The complaint seeks damages and equitable relief. The Company filed an answer on October 20, 2006 denying the material allegations and asserting numerous affirmative defenses. The Company has reached a settlement of this matter and the parties have received final court approval for the settlement.

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

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. Patent 5,280,371 entitled “Directional Diffuser for a Liquid Crystal Display.” Plaintiffs seek unspecified damages and other relief. The Company filed an answer on December 21, 2004 denying all material allegations and asserting numerous affirmative defenses. The Company has tendered the case to several liquid crystal display manufacturer suppliers. On May 18, 2005 the Court stayed the case against the Company and the other non-manufacturer defendants. Plaintiffs filed an amended complaint on November 7, 2005 adding additional defendants and expanding the scope of the accused products. The Company’s response to the amended complaint is not yet due. On April 2, 2008, the Court lifted the stay for the purpose of determining whether the liquid crystal display manufacturer suppliers used by the Company and certain other defendants are licensed under the ‘371 patent. On October 31, 2008, the Company filed a motion for summary judgment of non-infringement based on the contention that its suppliers are licensed under the ‘371 patent. A hearing on the motion is scheduled for January 30, 2009.

In re Apple Computer, Inc. Derivative Litigation (formerly Karant v. Jobs, et al. and Related Actions) (Federal Action)

On June 30, 2006, a putative derivative action captioned Karant v. Jobs, et. al., was filed in the United States District Court for the Northern District of California, San Jose Division. A number of related actions were filed in the subsequent weeks and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, Master File No. C-06-04128-JF before the Hon. Jeremy Fogel. The actions were filed after the Company’s announcement on June 29, 2006 that an internal investigation had discovered irregularities related to the issuance of certain stock option grants made between 1997 and 2001, that a special committee of the Company’s outside directors had retained independent counsel to perform an investigation and that the Company had informed the Securities and Exchange Commission. The action purports to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants, insider trading, and issuing false financial statements. The Company is named as a nominal defendant. The consolidated complaint alleges various causes of action under federal and California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, gross mismanagement, rescission, constructive fraud and waste of corporate assets, as well as claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek damages, disgorgement, restitution and imposition of a constructive trust. A Consolidated Shareholder Derivative Complaint was filed on December 18, 2006, and a First Amended Shareholder Derivative Complaint was filed on March 6, 2007. On June 12, 2007, the Company’s Board of Directors approved a resolution appointing a Special Litigation Committee to make all decisions relating to options litigation. Defendants filed a motion to dismiss on April 20, 2007, which was heard on September 7, 2007. On November 19, 2007, the Court granted the defendants’ motion to dismiss with leave to amend. Plaintiffs filed an amended complaint on December 19, 2007. Defendants filed motions to dismiss the amended complaint on January 25, 2008. The motions to dismiss were originally scheduled to be heard on April 4, 2008. Pursuant to a joint stipulation filed on April 3, 2008, the Court vacated the hearing date. The parties have reached a settlement, and the Court has granted final approval of the settlement. On November 10, 2008, the Court entered final judgment and dismissed the case.

In re Apple Computer, Inc. Derivative Litigation (formerly Plumbers and Pipefitters v. Jobs, et al. and Related Actions) (State Action); Boston Retirement Board v. Apple Computer, Inc.

On July 5, 2006, a putative derivative action captioned Plumbers and Pipefitters v. Jobs, et. al., was filed in California Superior Court for the County of Santa Clara. A number of related actions were filed in the subsequent weeks, and have been consolidated into a single action captioned In re Apple Computer, Inc. Derivative Litigation, No. 1:06CV066692, assigned to the Hon. Joseph Huber. These actions purport to assert claims on behalf of the Company against several current and former executive officers and members of the Board of Directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for and take tax deductions for those grants and issuing false financial statements. The Company is named as a nominal defendant. A consolidated complaint was filed on October 5, 2006, alleging a variety of causes of action under California law, including claims for unjust enrichment, breach of fiduciary duty, violation of the California Corporations Code, abuse of control, accounting, constructive trust, rescission, deceit, gross mismanagement and waste of corporate assets. On December 7, 2006, the Court granted the Company’s motion to stay these actions. The parties have reached a settlement, and the Court has granted final approval of the settlement. On November 24, 2008, the Court entered final judgment and dismissed the case.

On November 3, 2006, the Boston Retirement Board, a purported shareholder, filed a petition for writ of mandate against the Company in California Superior Court for the County of Santa Clara (Boston Retirement Board v. Apple Computer Inc.). The petition sought to compel the Company to allow inspection of certain corporate records relating to the Company’s option practices and the Special Committee’s investigation. Following a trial held on September 24, 2007, the Court granted the petition for inspection but narrowed the scope of the records to be produced. On April 16, 2008, the Boston Retirement Board filed a derivative action in California Superior Court for the County of Santa Clara. On July 31, 2008, Boston Retirement Board attempted to serve the new complaint on the Company. On September 15, 2008, defendants filed a motion to quash service of summons. On October 17, 2008, the Court denied defendants’ motion to quash. On October 20, 2008, defendants requested consolidation of this action with In re Apple Computer, Inc. Derivative Litigation, No. 1:06CV066692, and a stay of the action. On November 6, 2008, Boston Retirement Board filed a motion for fees. On November 7, 2008, the Court issued an order relating this action to the State Derivative Litigation. A stipulation for dismissal was filed on December 10, 2008, in which Boston Retirement Board agrees to dismiss the case with prejudice upon a final order regarding its fees motion. On January 15, 2009, the Court denied Boston Retirement Board’s motion for fees.

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

The two California State Court actions were coordinated on May 4, 2006, and assigned to the Hon. Carl West in Los Angeles Superior Court. Plaintiffs filed a Consolidated Amended Class Action Complaint on June 8, 2006, alleging violations of California state consumer protection, unfair competition, false advertising and warranty laws and claiming unjust enrichment. The Consolidated Complaint alleges a putative plaintiff class of all California residents who own an iPod nano containing a manufacturing defect that results in the nano being susceptible to excessive scratching. The Company answered the Consolidated Amended Complaint on October 6, 2006. The parties have reached a settlement and the Court has granted preliminary approval of the settlement. The parties’ request for final approval of the settlement is pending.

Individual Networks, LLC v. Apple, Inc.

Plaintiff filed this action against the Company on April 24, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,117,516, entitled “Method and System for Providing a Customized Media List.” Plaintiff alleges certain features of the iTunes store infringe the patent. The complaint seeks unspecified damages and other relief. The Company filed an answer on July 2, 2007, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity, as well as a counterclaim against Individual Networks LLC for infringement of U.S. Patent No. 5,724,567. The trial is scheduled for November 9, 2009. The Company has filed a petition with the United States Patent and Trademark Office requesting reexamination of U.S. Patent No. 7,117,516. The Markman hearing took place on October 8, 2008, and the Court issued its Markman ruling on January 12, 2009.

Mediostream, Inc. v. Acer America Corp. et al.

Plaintiff filed this action against the Company, Acer America Corp., Dell, Inc. and Gateway, Inc. on August 28, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,009,655, entitled “Method and System for Direct Recording of Video Information onto a Disk Medium.” An amended complaint was served on November 7, 2007. The amended complaint seeks unspecified damages and other relief. On January 25, 2008, the Company filed an answer to the complaint denying all material allegations and asserting numerous affirmative defenses and also filed a motion to transfer the case to the Northern District of California, which the Court denied. On December 4, 2008, the Company moved for reconsideration of the Court’s denial of the motion to transfer. The Markman hearing is set for August 4, 2010 and trial is scheduled for January 4, 2011.

OPTi Inc. v. Apple Inc.

Plaintiff filed this action against the Company on January 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent Nos. 5,710,906, 5,813,036 and 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses.” The complaint seeks unspecified damages and other relief. The Company filed an answer on April 17, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing took place on November 26, 2008 and the Court issued its Markman ruling on December 5, 2008. Trial is scheduled for April 6, 2009.

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

On March 20, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on April 19, 2007. On June 6, 2007, the Company filed an answer to the consolidated complaint denying all material allegations and asserting numerous affirmative defenses. On July 17, 2008, plaintiffs filed a motion for class certification and on October 17, 2008, the Company filed its opposition to plaintiffs’ motion. The class certification hearing took place on December 16, 2008. On December 22, 2008, the Court granted certification of the monopolization claims and denied without prejudice certification of the tying claims pending reconsideration of its denial of the Company’s motion to dismiss.

A related class action complaint, Somers v. Apple Inc., was filed on December 31, 2007 in the United States District Court for the Northern District of California, alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. The complaint alleges violations of §§1 and 2 of the Sherman Act (15

U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition) and the California Consumer Legal Remedies Act. Plaintiff seeks unspecified damages and other relief. On February 21, 2008, the Company filed an answer denying all material allegations and asserting numerous defenses. The Court has scheduled the class certification hearing for June 1, 2009.

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

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations since the Company generally raises prices on goods and services sold outside the U.S. to offset the effect of the strengthening of the U.S. dollar, a trend that has been very pronounced recently. Other factors that could influence demand include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for the Company’s products and services and on the Company’s financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility additional financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. There could be a number of follow-on effects from the credit crisis on the Company’s business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products and/or customer, including channel partner, insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting the Company’s treasury operations. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. The current volatility in the financial markets and overall economic uncertainty increase the risk the actual amounts realized in the future on the Company’s financial instruments could differ significantly from the fair values currently assigned to them.

Uncertainty about current global economic conditions could also continue to increase the volatility of the Company’s stock price.

The matters relating to the Company’s past stock option practices and the restatement of the Company’s consolidated financial statements may result in additional litigation.

The findings from the Company’s investigation into its past stock option granting practices and the resulting restatement of prior financial statements in the Company’s Annual Report on Form 10-K for the fiscal year September 30, 2006 (the “2006 Form 10-K”) have exposed the Company to greater risks associated with litigation, regulatory proceedings and government enforcement actions. As described in Part II, Item 1, “Legal Proceedings,” several derivative and class action complaints have been filed in state and federal courts against the Company and certain current and former directors and executive officers pertaining to allegations relating to past stock option grants. The Company has provided the results of its investigation to the Securities and Exchange Commission (the “SEC”) and the United States Attorney’s Office for the Northern District of California, and the Company has responded to their requests for documents and additional information. The Company intends to continue to provide its full cooperation.

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

The Company competes in global markets that are highly competitive and characterized by aggressive price cutting, with resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers.

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its personal computers, consumer electronics, and mobile communication devices, including the hardware, operating system, numerous software applications, and related services. As a result, the Company must make significant investments in research and development and as such, the Company currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous patents, trademarks and service marks. By contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if other companies infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be negatively affected and its financial condition and operating results could be materially adversely affected.

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

The Company is currently the only authorized maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by makers of computers using competing operating systems, most notably Windows. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve the Mac platform to maintain functional and design advantages. Use of unauthorized copies of the Mac OS on other companies’ hardware products may result in decreased demand for the Company’s hardware products, and could materially adversely affect the Company’s financial condition and operating results.

The Company is currently focused on certain mobile communication devices, such as iPhone, consumer electronic devices, including the iPod family of digital music players, and digital content distribution. The Company faces substantial competition from companies that have significant technical, marketing, distribution, and other resources, as well as established hardware, software, and digital content supplier relationships. The Company also competes with illegitimate ways to obtain digital content. The Company has only recently entered the mobile communications market, and many of its competitors in the mobile communications market have significantly greater experience, product breadth, and distribution channels than the Company. Because some current and potential competitors have substantial resources and experience and a lower cost structure, they may be able to provide such products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing these components seamlessly within their individual offerings or work collaboratively to offer integrated solutions.

The Company currently receives subsidies from its exclusive and non-exclusive carriers providing cellular network service for iPhone. There is no assurance that such subsidies will be continued at all or in the same amounts upon renewal of the Company’s agreements with these carriers or in agreements the Company enters into with new carriers.

There can be no assurance the Company will be able to continue to provide products and services that compete effectively.

To remain competitive and stimulate customer demand, the Company must successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the personal computer, consumer electronics and mobile communication industries, the Company must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors, including timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new products and production ramp issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect of new product introductions and transitions on its financial condition and operating results.

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

Because of technological changes in the global personal computer, consumer electronics and mobile communication industries, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, the Company has been notified that it may be infringing such rights. Regardless of merit, responding to such claims can consume significant time and expense. At present, the Company is vigorously defending more than 26 patent infringement cases, eight of which were filed during fiscal 2009, and several pending claims are in various stages of evaluation. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If the Company is found to be infringing such rights, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology. While in management’s opinion the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on its financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against the Company in the same reporting period, the Company’s financial condition and operating results could be materially adversely affected.

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

With respect to iPhone and iPod touch, the Company relies on the continued availability and development of compelling and innovative software applications. Unlike third-party software applications for Mac products, the software applications for the iPhone and iPod touch platforms are distributed through a single distribution channel, the iTunes Store. The absence of multiple distribution channels, which are available for competing platforms, may limit the availability and acceptance of third-party applications by the Company’s customers, thereby causing developers to curtail significantly, or stop, development for the Company’s platforms. In addition, iPhone and iPod touch are subject to rapid technological change, and, if third-party developers are unable to keep up with this pace of change, third-party applications might not successfully operate and may result in dissatisfied customers. Further, if the Company develops its own software applications and services, such development may negatively affect the decisions of third-party developers to develop, maintain, and upgrade similar or competitive applications for the iPhone and iPod touch platforms. As with applications for the Company’s Mac products, the availability and development of these applications also depend on developers’ perceptions and analysis of the relative benefits of developing software for the Company’s products rather than its competitors’ products, including devices that use competing platforms. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s devices may suffer.

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

In each of the U.S., U.K., Germany, Spain, Ireland, and certain other countries, the Company has contracted with a single carrier to provide cellular network services for iPhone on an exclusive basis. If these exclusive carriers cannot successfully compete with other carriers in their markets on any basis, including but not limited to the quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and other terms of conditions of end-user contracts, or if these exclusive carriers fail to promote iPhone aggressively or favor other handsets in their promotion and sales activities or service plans, sales may be materially adversely affected.

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

The Company’s success depends largely on the continued service and availability of key personnel.

Much of the Company’s future success depends on the continued service and availability of skilled personnel, including its CEO, its executive team and key employees in technical, marketing and staff positions. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where most of the Company’s key employees are located. The Company’s CEO has taken a medical leave of absence until the end of June and plans to remain involved in major strategic decisions during his leave. There can be no assurance that the Company will continue to successfully retain key personnel.

Market and regulatory developments may limit the Company’s ability to use equity compensation to attract and retain key personnel.

The Company has relied on equity awards as one means for recruiting and retaining this highly skilled talent. Accounting regulations requiring the expensing of stock options have resulted in increased stock-based compensation expense, which has caused the Company to reduce the number of stock-based awards issued to employees and could negatively impact the Company’s ability to attract and retain key personnel. Additionally, significant adverse volatility in the Company’s stock price could result in a stock option’s exercise price exceeding the underlying stock’s market value or a significant deterioration in the value of restricted stock units granted, thus lessening the effectiveness of retaining employees through stock-based awards. There can be no assurance that the Company will continue to successfully attract and retain key personnel.

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

The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada, and certain parts of Asia, as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally will lead the Company to raise international pricing, potentially reducing demand for the Company’s products. In some circumstances, due to competition or other reasons, the Company may decide not to raise local prices to the full extent of the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to the Company’s foreign currency-denominated sales and earnings, could cause the Company to reduce international pricing, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

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

Through December 27, 2008, the Company had opened 251 retail stores. The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company also has entered into substantial operating lease commitments for retail space with terms ranging from 5 to 20 years, the majority of which are for 10 years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could have a material adverse effect on the Company’s financial condition and operating results.

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

Although the Company has not recognized any material losses on its cash, cash equivalents and marketable securities, future declines in their market values could have a material adverse effect on the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Additionally, the Company’s overall investment portfolio is often concentrated in the financial sector, which has been negatively impacted by the recent market liquidity conditions. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of the Company’s cash, cash equivalents and marketable securities could decline and result in a material impairment, which could have a material adverse effect on the Company’s financial condition and operating results.

The Company is exposed to credit risk on its accounts receivable and prepayments related to long-term supply agreements. This risk is heightened during periods when economic conditions worsen.

A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company also has unsecured non-trade receivables resulting from purchases of components by contract manufacturers and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of certain inventory components. While the Company has procedures to monitor and limit exposure to credit risk on its trade and non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could have a material adverse effect on the Company’s financial condition and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88

3.2	Certificate of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00

3.3	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05

3.4	By-Laws of the Registrant, as amended through August 20, 2008.	8-K	8/25/08

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through May 10, 2007.	8-K	5/16/07

10.2*	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07

10.5*	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Performance Bonus Plan dated April 21, 2005.	10-Q	3/26/05

10.8*	Form of Option Agreements.	10-K	9/24/05

10.9*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.10**	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.

10.11**	Transition Agreement and Settlement Agreement and Release dated as of November 3, 2008 by and between the Registrant and Anthony Fadell.

14.1	Business Conduct Policy of the Registrant dated January 2008.	10-Q	12/29/07

18.1**	Letter Regarding Change in Accounting Principles.

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 22, 2009	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and Chief Financial Officer