Form 10-Q
period 2009-03-28
APPLE INC
filed 2009-04-23
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

or

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

Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

892,109,834 shares of common stock issued and outstanding as of April 13, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales	$8,163	$7,512	$18,330	$17,120
Cost of sales	5,192	5,038	11,827	11,314

Gross margin	2,971	2,474	6,503	5,806

Operating expenses:
Research and development	319	273	634	519
Selling, general, and administrative	985	886	2,076	1,846

Total operating expenses	1,304	1,159	2,710	2,365

Operating income	1,667	1,315	3,793	3,441
Other income and expense	63	162	221	362

Income before provision for income taxes	1,730	1,477	4,014	3,803
Provision for income taxes	525	432	1,204	1,177

Net income	$1,205	$1,045	$2,810	$2,626

Earnings per common share:
Basic	$1.35	$1.19	$3.16	$2.99
Diluted	$1.33	$1.16	$3.11	$2.92

Shares used in computing earnings per share:
Basic	891,180	879,546	890,161	877,704
Diluted	902,993	899,329	902,243	899,783

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	March 28, 2009	September 27, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$4,466	$11,875
Short-term marketable securities	20,547	10,236
Accounts receivable, less allowances of $60 and $47, respectively	1,932	2,422
Inventories	312	509
Deferred tax assets	1,539	1,447
Other current assets	5,057	5,822

Total current assets	33,853	32,311
Long-term marketable securities	3,865	2,379
Property, plant and equipment, net	2,546	2,455
Goodwill	207	207
Acquired intangible assets, net	268	285
Other assets	2,498	1,935

Total assets	$43,237	$39,572

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$3,976	$5,520
Accrued expenses	2,761	3,719
Deferred revenue	7,014	4,853

Total current liabilities	13,751	14,092
Deferred revenue – non-current	3,460	3,029
Other non-current liabilities	1,715	1,421

Total liabilities	18,926	18,542

Commitments and contingencies
Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 891,911,821 and 888,325,973 shares issued and outstanding, respectively	7,643	7,177
Retained earnings	16,653	13,845
Accumulated other comprehensive income	15	8

Total shareholders’ equity	24,311	21,030

Total liabilities and shareholders’ equity	$43,237	$39,572

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	March 28, 2009	March 29, 2008
Cash and cash equivalents, beginning of the period	$11,875	$9,352

Operating Activities:
Net income	2,810	2,626
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	330	222
Stock-based compensation expense	351	242
Deferred income tax (benefit)/expense	(31)	6
Loss on disposition of property, plant, and equipment	8	10
Changes in operating assets and liabilities:
Accounts receivable, net	490	44
Inventories	197	(18)
Other current assets	859	(444)
Other assets	(456)	(150)
Accounts payable	(1,527)	(740)
Deferred revenue	2,592	1,585
Other liabilities	(844)	597

Cash generated by operating activities	4,779	3,980

Investing Activities:
Purchases of marketable securities	(23,483)	(12,740)
Proceeds from maturities of marketable securities	6,280	6,683
Proceeds from sales of marketable securities	5,457	1,676
Purchases of other long-term investments	(54)	(17)
Payment for acquisition of property, plant, and equipment	(439)	(384)
Payment for acquisition of intangible assets	(30)	(63)
Other	(55)	21

Cash used in investing activities	(12,324)	(4,824)

Financing Activities:
Proceeds from issuance of common stock	122	233
Excess tax benefits from stock-based compensation	47	445
Cash used to net share settle equity awards	(33)	(116)

Cash generated by financing activities	136	562

Decrease in cash and cash equivalents	(7,409)	(282)

Cash and cash equivalents, end of the period	$4,466	$9,070

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$1,828	$753

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) design, manufacture, and market personal computers, portable digital music players, and mobile communication devices and sell a variety of related software, third-party digital content and applications, services, peripherals, and networking solutions. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod, and iPhone compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative markets.

Basis of Presentation and Preparation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary to present fairly the Condensed Consolidated Financial Statements for all periods presented. The preparation of these Condensed Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimates.

Certain prior year amounts in the Condensed Consolidated Financial Statements and notes thereto have been reclassified to conform to the current period’s presentation. During the first quarter of 2009, the Company reclassified $2.4 billion of certain fixed-income securities from short-term marketable securities to long-term marketable securities in the September 27, 2008 Condensed Consolidated Balance Sheet. The reclassification resulted from a change in accounting presentation for certain investments based on contractual maturity dates, which more closely reflects the Company’s assessment of the timing of when such securities will be converted to cash. As a result of this change, marketable securities with maturities less than 12 months are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. There have been no changes in the Company’s investment policies or practices associated with this change in accounting presentation. See Note 2, “Financial Instruments” of this Form 10-Q for additional information.

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

The following table sets forth the computation of basic and diluted earnings per share for the three- and six-month periods ended March 28, 2009 and March 29, 2008 (in thousands, except net income in millions and per share amounts):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Numerator:
Net income	$1,205	$1,045	$2,810	$2,626

Denominator:
Weighted-average shares outstanding	891,180	879,546	890,161	877,704
Effect of dilutive securities	11,813	19,783	12,082	22,079

Denominator for diluted earnings per share	902,993	899,329	902,243	899,783

Basic earnings per share	$1.35	$1.19	$3.16	$2.99

Diluted earnings per share	$1.33	$1.16	$3.11	$2.92

Potentially dilutive securities representing approximately 19.2 million and 12.3 million shares of common stock for the three months ended March 28, 2009 and March 29, 2008, respectively, and 18.0 million and 8.6 million shares of common stock for the six months ended March 28, 2009 and March 29, 2008, respectively, were excluded from the computation of diluted earnings per share for these periods because their effect would have been antidilutive.

Fair Value Measurements

During the first quarter of 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various other accounting pronouncements. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial condition or operating results.

SFAS No. 157 establishes a hierarchy for information and valuations used in measuring fair value, which is broken down into three levels. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities. Level 2 valuations are based on inputs that are observable, either directly or indirectly, other than quoted prices included within Level 1. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

The Company also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, during the first quarter of 2009. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. The Company adopted SFAS No. 159 but has not elected the fair value option for any eligible financial instruments.

Refer to Note 3, “Fair Value Measurements” of this Form 10-Q for additional information on the adoption of SFAS Nos. 157 and 159.

Derivative Financial Instruments

During the second quarter of 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations, and how the derivative instruments and related hedged items affect the financial statements. The adoption of SFAS No. 161 had no financial impact on the Company’s Condensed Consolidated Financial Statements. Refer to Note 2, “Financial Instruments” of this Form 10-Q for additional information on the adoption of SFAS No. 161.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash, cash equivalents, short-term or long-term marketable securities as of March 28, 2009 and September 27, 2008 (in millions):

	March 28, 2009	September 27, 2008
Cash	$622	$368

Money market funds	1,808	1,536
U.S. Treasury securities	340	118
U.S. agency securities	777	2,798
Certificates of deposit and time deposits	610	2,560
Commercial paper	309	4,429
Corporate securities	—	66

Total cash equivalents	3,844	11,507

U.S. Treasury securities	1,116	343
U.S. agency securities	15,632	5,823
Non-U.S. government securities	54	83
Certificates of deposit and time deposits	196	486
Commercial paper	1,295	1,254
Corporate securities	2,249	2,247
Municipal securities	5	—

Total short-term marketable securities	20,547	10,236

U.S. Treasury securities	195	100
U.S. agency securities	1,375	751
Certificates of deposit and time deposits	—	32
Corporate securities	2,232	1,496
Municipal securities	63	—

Total long-term marketable securities	3,865	2,379

Total cash, cash equivalents and marketable securities	$28,878	$24,490

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

The Company had net unrealized losses on its investment portfolio of $69 million and $117 million as of March 28, 2009 and September 27, 2008, respectively. In both periods, the net unrealized losses related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three- and six-month periods ended March 28, 2009 and March 29, 2008 related to such sales.

The following table shows the gross unrealized losses and fair value for investments in an unrealized loss position as of March 28, 2009 and September 27, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	March 28, 2009
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agency securities	$2,375	$(2)	$—	$—	$2,375	$(2)
Corporate securities	1,422	(16)	1,109	(106)	2,531	(122)

Total	$3,797	$(18)	$1,109	$(106)	$4,906	$(124)

	September 27, 2008
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agency securities	$6,822	$(13)	$—	$—	$6,822	$(13)
Corporate securities	2,147	(31)	1,148	(77)	3,295	(108)

Total	$8,969	$(44)	$1,148	$(77)	$10,117	$(121)

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates, specifically, widening credit spreads. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better, with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, and the Company’s ability and intent to hold the investment for a period of time, which may be sufficient for anticipated recovery in market value. During the three- and six-month periods ended March 28, 2009 and March 29, 2008, the Company did not recognize any material impairment charges on outstanding securities. As of March 28, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange risk. The Company may enter into foreign currency forward and option contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and cost of sales, of net investments in certain foreign subsidiaries, and on certain existing assets and liabilities. To help protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries whose functional currency is the U.S. dollar, hedge a portion of forecasted foreign currency revenue. The Company’s subsidiaries whose functional currency is not the U.S. dollar and who sell in local currencies, may hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currencies. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases for three to six months. To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. The Company may also enter into foreign currency forward and option contracts to partially offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations, and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. As of the end of the second quarter of 2009, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of 2008.

The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with SFAS No. 133. The Company records all derivatives on the balance sheet at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges and net investment hedges are adjusted to fair value through earnings in other income and expense.

The Company had a net deferred gain associated with cash flow hedges of approximately $72 million and $19 million, net of taxes, recorded in other comprehensive income as of March 28, 2009 and September 27, 2008, respectively. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related revenue is recognized, and other comprehensive income related to cash flow hedges of inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. The portion of the Company’s net deferred gain related to products under subscription accounting is expected to be recorded in earnings ratably over the related products’ estimated economic lives beginning when the hedged transactions occur, while the portion of the net deferred gain related to other products is expected to be recorded in earnings at the time the hedged transactions occur. As of March 28, 2009, the hedged transactions are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains related to the loss of hedge designation on discontinued cash flow hedges during the three- and six-month periods ended March 28, 2009 and March 29, 2008, respectively.

The Company had an unrealized net gain on net investment hedges of $6 million, net of tax, and an unrealized net loss on net investment hedges of $1 million, net of tax, included in the cumulative translation adjustment account of accumulated other comprehensive income (“AOCI”) as of March 28, 2009 and September 27, 2008, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in current earnings in other income and expense.

The Company recognized in earnings a total net gain on foreign currency forward and option contracts not designated as hedging instruments in accordance with SFAS No. 133 of $15 million and $173 million during the three- and six-month periods ended March 28, 2009, respectively.

The following table shows the notional principal and credit risk amounts of the Company’s derivative instruments as of March 28, 2009 (in millions):

	March 28, 2009
	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$2,981	$75

Instruments other than accounting hedges:
Foreign exchange contracts	$2,351	$29

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of March 28, 2009, and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts shown in the table above represent the Company’s gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates. The Company’s exposure to credit loss and market risk will vary over time as a function of currency exchange rates. Although the table above reflects the notional principal and credit risk amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of March 28, 2009. Refer to Note 3, “Fair Value Measurements” of this Form 10-Q, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements on a recurring basis. The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of March 28, 2009 (in millions):

	March 28, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets (a):
Foreign exchange contracts	$70	$30

Derivative Liabilities (b):
Foreign exchange contracts	$34	$16

(a)	All derivative assets are recorded as other current assets in the Condensed Consolidated Balance Sheet.
(b)	All derivative liabilities are recorded as accrued expenses in the Condensed Consolidated Balance Sheet.

The following tables show the effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statement of Operations for the three- and six-month periods ended March 28, 2009 (in millions):

	Three Months Ended March 28, 2009
	Gain or (Loss) Recognized in AOCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from AOCI into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Cash flow hedges:
Foreign exchange contracts	$27	Net sales	$79	Other income and expense	$(28)
Foreign exchange contracts	$27	Cost of sales	$25	Other income and expense	$(6)

Net investment hedges:
Foreign exchange contracts	$16	Other income and expense	$—	Other income and expense	$—

Total	$70		$104		$(34)

	Six Months Ended March 28, 2009
	Gain or (Loss) Recognized in AOCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from AOCI into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Cash flow hedges:
Foreign exchange contracts	$298	Net sales	$240	Other income and expense	$(51)
Foreign exchange contracts	$123	Cost of sales	$97	Other income and expense	$(5)

Net investment hedges:
Foreign exchange contracts	$(22)	Other income and expense	$—	Other income and expense	$2

Total	$399		$337		$(54)

(a)	Refer to Note 6, “Shareholders’ Equity” of this Form 10-Q, which summarizes the activity in other comprehensive income related to derivatives.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 28, 2009 (in millions):

	March 28, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Money market funds	$1,808	$—	$—	$1,808
U.S. Treasury securities	—	1,651	—	1,651
U.S. agency securities	—	17,784	—	17,784
Non-U.S. government securities	—	54	—	54
Certificates of deposit and time deposits	—	806	—	806
Commercial paper	—	1,604	—	1,604
Corporate securities	—	4,481	—	4,481
Municipal Securities	—	68	—	68
Marketable equity securities	10		—	10
Derivative assets	—	100	—	100

Total assets measured at fair value	$1,818	$26,548	$—	$28,366

Liabilities:
Derivative liabilities	$—	$50	$—	$50

Total liabilities measured at fair value	$—	$50	$—	$50

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis presented in the Company’s Condensed Consolidated Balance Sheet as of March 28, 2009 (in millions):

	March 28, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$1,808	$2,036	$—	$3,844
Short-term marketable securities	—	20,547	—	20,547
Long-term marketable securities	—	3,865	—	3,865
Other current assets	—	100	—	100
Other assets	10	—	—	10

Total assets measured at fair value	$1,818	$26,548	$—	$28,366

Liabilities:
Other current liabilities	$—	$50	$—	$50

Total liabilities measured at fair value	$—	$50	$—	$50

Note 4 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s Condensed Consolidated Financial Statement details as of March 28, 2009 and September 27, 2008 (in millions):

Other Current Assets

	March 28, 2009	September 27, 2008
Deferred costs under subscription accounting - current	$2,701	$1,931
Vendor non-trade receivables	1,104	2,282
Inventory component prepayments	306	475
Other current assets	946	1,134

Total other current assets	$5,057	$5,822

Property, Plant, and Equipment

	March 28, 2009	September 27, 2008
Land and buildings	$899	$810
Machinery, equipment, and internal-use software	1,679	1,491
Office furniture and equipment	131	122
Leasehold improvements	1,388	1,324

	4,097	3,747
Accumulated depreciation and amortization	(1,551)	(1,292)

Net property, plant, and equipment	$2,546	$2,455

Other Assets

	March 28, 2009	September 27, 2008
Deferred costs under subscription accounting - non-current	$1,191	$1,089
Long-term inventory component prepayments	502	208
Deferred tax assets - non-current	180	138
Capitalized software development costs, net	98	67
Other assets	527	433

Total other assets	$2,498	$1,935

Accrued Expenses

	March 28, 2009	September 27, 2008
Deferred margin on component sales	$383	$681
Accrued compensation and employee benefits	309	320
Accrued warranty and related costs	247	267
Accrued marketing and distribution	236	329
Other accrued tax liabilities	100	100
Other current liabilities	1,486	2,022

Total accrued expenses	$2,761	$3,719

Other Non-Current Liabilities

	March 28, 2009	September 27, 2008
Deferred tax liabilities	$863	$675
Other non-current liabilities	852	746

Total other non-current liabilities	$1,715	$1,421

Note 5 – Income Taxes

As of March 28, 2009, the Company recorded gross unrecognized tax benefits of $586 million, of which $274 million, if recognized, would affect the Company’s effective tax rate. As of September 27, 2008, the total amount of gross unrecognized tax benefits was $506 million, of which $253 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $265 million and $219 million of gross interest and penalties accrued as of March 28, 2009 and September 27, 2008, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although the timing of the resolution and/or closure of audits is highly uncertain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries whose functional currency is not the U.S. dollar, the effective portion of foreign currency net investment hedges, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

The following table summarizes the components of total comprehensive income, net of taxes, during the three- and six-month periods ended March 28, 2009 and March 29, 2008 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net income	$1,205	$1,045	$2,810	$2,626
Other comprehensive income:
Net change in unrecognized gains on derivative instruments	(33)	(19)	53	(15)
Change in foreign currency translation	(3)	28	(77)	35
Net change in unrealized losses on marketable securities	(18)	(14)	31	(14)

Total comprehensive income	$1,151	$1,040	$2,817	$2,632

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three- and six-month periods ended March 28, 2009 and March 29, 2008 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Change in fair value of derivatives	$32	$(15)	$139	$(11)
Adjustment for net gains realized and included in net income	(65)	(4)	(86)	(4)

Change in unrealized gains on derivative instruments	$(33)	$(19)	$53	$(15)

The following table summarizes the components of AOCI, net of taxes, as of March 28, 2009 and September 27, 2008 (in millions):

	March 28, 2009	September 27, 2008
Net unrealized losses on available-for-sale securities	$(39)	$(70)
Cumulative foreign currency translation	(18)	59
Net unrecognized gains on derivative instruments	72	19

Accumulated other comprehensive income	$15	$8

Employee Benefit Plans

Rule 10b5-1 Trading Plans

As of April 17, 2009, executive officers Timothy D. Cook, Peter Oppenheimer, Philip W. Schiller, and Bertrand Serlet have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Stock Option Activity

Historically, the Company used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. Beginning in 2009, the Company changed its equity compensation program for eligible employees to RSUs as the primary type of long-term equity-based award. A summary of the Company’s stock option activity and related information for the six months ended March 28, 2009 is as follows (in thousands, except per share amounts and contractual term in years):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 27, 2008	50,572	44,146	$74.39
Restricted stock units granted	(12,020)	—	$—
Options granted	(192)	192	$96.70
Options cancelled	714	(714)	$115.72
Restricted stock units cancelled	684	—	$—
Options exercised	—	(2,298)	$30.29
Plan shares expired	(3)	—	$—

Balance at March 28, 2009	39,755	41,326	$76.24	3.87	$1,859,606

Exercisable at March 28, 2009		26,994	$50.96	3.22	$1,672,320

Expected to vest after March 28, 2009		13,913	$93.78	5.09	$181,817

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total intrinsic value of options at the time of exercise was $94 million and $149 million for the three- and six-month periods ended March 28, 2009, respectively, and $183 million and $1.1 billion for the three- and six-month periods ended March 29, 2008, respectively.

RSUs granted are deducted from the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled are added back to the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs cancelled.

Restricted Stock Units

The Company’s Board of Directors has granted RSUs to members of the Company’s executive management team, excluding its Chief Executive Officer (“CEO”), as well as various employees within the Company. Beginning in 2009, the Company changed its equity compensation program for eligible employees to RSUs as the primary type of long-term equity-based award. RSUs generally vest over four years either at the end of the four-year service period, in two equal installments on the second and fourth anniversaries of the date of grant, in equal installments on each of the first through fourth anniversaries of the grant date, or in equal installments on each semi-annual anniversary of the grant date. Upon vesting, the RSUs are generally net share settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock.

Outstanding RSU balances were not included in the outstanding options balances in the preceding table. A summary of the Company’s RSU activity and related information for the six months ended March 28, 2009 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 27, 2008	7,040	$134.91
Restricted stock units granted	6,010	$96.66
Restricted stock units vested	(902)	$149.95
Restricted stock units cancelled	(342)	$122.22

Balance at March 28, 2009	11,806	$114.66	$1,261,472

The fair value as of the vesting date of RSUs that vested was $2 million and $88 million for the three- and six-month periods ended March 28, 2009, respectively, and $257 million and $300 million for the three- and six-month periods ended March 29, 2008, respectively.

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

The weighted average assumptions used for the three- and six-month periods ended March 28, 2009 and March 29, 2008 and the resulting estimates of weighted-average fair value per share of options granted and of employee stock purchase plan rights (“stock purchase rights”) during those periods are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Expected life - stock options	3.4 years	3.4 years	3.4 years	3.4 years
Expected life - stock purchase rights	6 months	6 months	6 months	6 months
Interest rate - stock options	1.26%	2.60%	1.73%	3.55%
Interest rate - stock purchase rights	0.19%	3.40%	0.92%	4.17%
Expected volatility - stock options	51.00%	46.70%	53.26%	45.87%
Expected volatility - stock purchase rights	57.64%	38.08%	53.71%	34.57%
Expected dividend yields	—	—	—	—

Weighted-average fair value of stock options granted during the period	$38.04	$52.38	$38.23	$63.28
Weighted-average fair value of stock purchase rights during the period	$24.92	$49.01	$32.18	$37.95

The following table provides a summary of the stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 28, 2009 and March 29, 2008 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Cost of sales	$29	$20	$57	$38
Research and development	67	47	127	86
Selling, general, and administrative	85	65	167	118

Total stock-based compensation expense	$181	$132	$351	$242

Stock-based compensation expense capitalized as part of software development costs was not significant as of March 28, 2009 and September 27, 2008. The income tax benefit related to stock-based compensation expense was $66 million and $132 million for the three- and six-month periods ended March 28, 2009, respectively, and was $50 million and $84 million for the three- and six-month periods ended March 29, 2008, respectively. As of March 28, 2009, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $1.6 billion, which the Company expects to recognize over a weighted-average period of 2.82 years.

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are for terms of 3 to 20 years and generally provide renewal options for terms of 1 to 5 years. Leases for retail space are generally for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 27, 2008, the Company’s total future minimum lease payments under noncancelable operating leases were $1.8 billion, of which $1.4 billion related to leases for retail space. As of March 28, 2009, total future minimum lease payments under noncancelable operating leases related to leases for retail space decreased $21 million to $1.3 billion.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 28, 2009 and March 29, 2008 (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Beginning accrued warranty and related costs	$265	$237	$267	$230
Cost of warranty claims	(73)	(80)	(151)	(160)
Accruals for product warranties	55	61	131	148

Ending accrued warranty and related costs	$247	$218	$247	$218

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either March 28, 2009 or September 27, 2008.

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

Long-Term Supply Agreements

The Company has entered into prepaid long-term supply agreements to secure the supply of certain inventory components. During the first quarter of 2009, a long-term supply agreement with Intel Corporation was terminated and the remaining prepaid balance of $167 million was repaid to the Company. During the second quarter of 2009, the Company made a prepayment of $500 million to LG Display for the purchase of LCD panels. As of March 28, 2009, the Company had a total of $808 million of inventory component prepayments outstanding.

Contingencies

The Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, which are discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings”. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in any of these legal matters or if several of these legal matters were resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $30 million and $101 million during the three- and six-month periods ended March 28, 2009, respectively, and $63 million and $138 million during the three- and six-month periods ended March 29, 2008, respectively.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 11 high-profile stores as of March 28, 2009. Expenses allocated to corporate marketing resulting from the operations of high-profile stores were $16 million and $32 million during the three- and six-month periods ended March 28, 2009, respectively, and $13 million and $24 million during the three- and six-month periods ended March 29, 2008, respectively.

Summary information by operating segment for the three- and six-month periods months ended March 28, 2009 and March 29, 2008 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Americas:
Net sales	$3,517	$3,268	$8,018	$7,566
Operating income	$1,027	$918	$2,297	$2,091

Europe:
Net sales	$2,097	$1,780	$4,868	$4,251
Operating income	$611	$485	$1,420	$1,245

Japan:
Net sales	$500	$424	$981	$824
Operating income	$190	$125	$317	$233

Retail:
Net sales	$1,471	$1,451	$3,211	$3,152
Operating income	$308	$334	$661	$739

Other Segments (a):
Net sales	$578	$589	$1,252	$1,327
Operating income	$159	$143	$343	$342

(a)	Other Segments consist of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Financial Statements for the three- and six-month periods months ended March 28, 2009 and March 29, 2008 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Segment operating income	$2,295	$2,005	$5,038	$4,650
Stock-based compensation expense	(181)	(132)	(351)	(242)
Other corporate expenses, net (a)	(447)	(558)	(894)	(967)

Total operating income	$1,667	$1,315	$3,793	$3,441

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

Note 10 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company did not recognize any expenses pursuant to the Reimbursement Agreement during the three months ended March 28, 2009 and recognized a total of $4,000 in expenses pursuant to the Reimbursement Agreement during the six months ended March 28, 2009. The Company recognized a total of $30,000 and $580,000 in expenses pursuant to the Reimbursement Agreement during the three- and six-month periods ended March 29, 2008, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Executive Overview

The Company designs, manufactures, and markets personal computers, portable digital music players, and mobile communication devices and sells a variety of related software, services, peripherals, and networking solutions. The Company’s products and services include the Mac® line of desktop and portable computers, the iPod® line of portable digital music players, iPhoneTM, Apple TV®, Xserve®, a portfolio of consumer and professional software applications, the Mac OS® X operating system, third-party digital content and applications through the iTunes Store®, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative markets. A further description of the Company’s products may be found below under the heading “Products” and Part II, Item 1A, “Risk Factors,” as well as in Part I, Item 1, “Business,” of the Company’s 2008 Form 10-K.

The Company is focused on providing innovative products and solutions to consumer, SMB, education, enterprise, government and creative customers that greatly enhance their evolving digital lifestyles and work environments. The Company is the only participant in the personal computer industry that controls the design and development of the entire personal computer, including the hardware, operating system, and sophisticated software applications. Additionally, the Company controls the design and development of hardware and system software for its portable digital music players and mobile communication devices, and hosts a robust platform for the discovery and delivery of third-party digital content and applications for these devices through the iTunes Store. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle and productivity solutions, which are further enhanced by the Company’s emphasis on ease-of-use and creative industrial designs.

The Company participates in several highly competitive markets, including personal computers with its Mac line of personal computers, consumer electronics with its iPod product families, mobile communications with iPhone, and distribution of third-party digital content and applications through its online iTunes Store. While the Company is widely recognized as a leading innovator in the personal computer and consumer electronics markets as well as a leader in the emerging market for distribution of third-party digital content and applications, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company’s research and development spending is focused on further developing its existing Mac line of personal computers, its operating system, application software, iPhone and iPods; developing new digital lifestyle consumer and professional software applications; and investing in new product areas and technologies. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available on Mac computers, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 252 stores open as of March 28, 2009.

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

iPhone is distributed through the Company, its cellular network carriers’ distribution channels, and certain third-party resellers in over 80 countries. The Company has signed multi-year agreements with various cellular network carriers authorizing them to distribute and provide cellular network services for iPhone 3G. These agreements are generally not exclusive with a specific carrier, except in the U.S., U.K., Germany, Spain, Ireland, and certain other countries.

Products

The Company offers a range of personal computing products including desktop and portable personal computers, related devices and peripherals, and various third-party hardware and software products. In addition, the Company offers its own software products, including Mac OS X, the Company’s proprietary operating system software for the Mac; server software and related solutions; professional application software; and consumer, education, and business oriented application software. The Company also designs, develops, and markets to Mac and Windows users its family of iPod digital music players and its iPhone mobile communication device, along with related accessories and services, including the online distribution of third-party digital content through the Company’s iTunes Store.

In March 2009, the Company introduced updates to its iMac®, Mac Pro, and Mac mini desktop computers and in April 2009 the Company introduced an updated Xserve.

In March 2009, the Company introduced the new iPod shuffle, which is nearly half the size of the previous model and is the first music player with the VoiceOver feature enabling it to speak song titles, artists and playlist names. iPod shuffle features a new aluminum design, holds up to 1,000 songs and is the first iPod shuffle to accommodate playlists.

A detailed discussion of the Company’s other products as of the end of 2008 may be found in Part I, Item 1, “Business,” of the Company’s 2008 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its Condensed Consolidated Financial Statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and the Notes to Consolidated Financial Statements in the Company’s 2008 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s Condensed Consolidated Financial Statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, music products, third-party digital content and applications, peripherals, and service and support contracts. The Company recognizes revenue for software products (operating system software and applications software), or any product that is considered to be software-related, in accordance with the guidance in Emerging Issues Task Force (“EITF”) No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, (e.g., Mac computers, iPod portable digital music players and iPhone) pursuant to American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. For products that are not software or software-related, (e.g., third-party digital content sold on the iTunes Store and certain Mac, iPod and iPhone supplies and accessories), the Company recognizes revenue pursuant to the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

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

Net Sales

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three- and six-month periods ended March 28, 2009 and March 29, 2008 (in millions, except unit sales in thousands and per unit amounts):

	Three Months Ended			Six Months Ended
	March 28, 2009	March 29, 2008	Change	March 28, 2009	March 29, 2008	Change
Net Sales by Operating Segment:
Americas net sales	$3,517	$3,268	8%	$8,018	$7,566	6%
Europe net sales	2,097	1,780	18%	4,868	4,251	15%
Japan net sales	500	424	18%	981	824	19%
Retail net sales	1,471	1,451	1%	3,211	3,152	2%
Other Segments net sales (a)	578	589	(2)%	1,252	1,327	(6)%

Total net sales	$8,163	$7,512	9%	$18,330	$17,120	7%

Unit Sales by Operating Segment:
Americas Mac unit sales	809	884	(8)%	1,721	1,725	— %
Europe Mac unit sales	658	627	5%	1,453	1,332	9%
Japan Mac unit sales	109	118	(8)%	208	209	— %
Retail Mac unit sales	438	458	(4)%	953	962	(1)%
Other Segments Mac unit sales (a)	202	202	— %	405	380	7%

Total Mac unit sales	2,216	2,289	(3)%	4,740	4,608	3%

Net Sales by Product:
Desktops (b)	$1,050	$1,352	(22)%	$2,093	$2,867	(27)%
Portables (c)	1,895	2,142	(12)%	4,406	4,179	5%

Total Mac net sales	2,945	3,494	(16)%	6,499	7,046	(8)%

iPod	1,665	1,818	(8)%	5,036	5,815	(13)%
Other music related products and services (d)	1,049	881	19%	2,060	1,689	22%
iPhone and related products and services (e)	1,521	378	302%	2,768	619	347%
Peripherals and other hardware (f)	358	412	(13)%	736	794	(7)%
Software, service, and other sales (g)	625	529	18%	1,231	1,157	6%

Total net sales	$8,163	$7,512	9%	$18,330	$17,120	7%

Unit Sales by Product:
Desktops (b)	818	856	(4)%	1,546	1,833	(16)%
Portables (c)	1,398	1,433	(2)%	3,194	2,775	15%

Total Mac unit sales	2,216	2,289	(3)%	4,740	4,608	3%

Net sales per Mac unit sold (h)	$1,329	$1,526	(13)%	$1,371	$1,529	(10)%

iPod unit sales	11,013	10,644	3%	33,740	32,765	3%

Net sales per iPod unit sold (i)	$151	$171	(12)%	$149	$177	(16)%

iPhone unit sales	3,793	1,703	123%	8,156	4,018	103%

(a)	Other Segments include Asia Pacific and FileMaker.
(b)	Includes iMac, Mac mini, Mac Pro, and Xserve product lines.
(c)	Includes MacBook, MacBook Air, and MacBook Pro product lines.
(d)	Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(e)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(f)	Includes sales of Apple-branded and third-party displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales of Apple-branded operating system, application software, third-party software, AppleCare, and Internet services.
(h)	Derived by dividing total Mac net sales by total Mac unit sales.
(i)	Derived by dividing total iPod net sales by total iPod unit sales.

Net sales during the second quarter of 2009 and the first six months of 2009 increased $651 million or 9% and $1.2 billion or 7%, respectively, compared to the same periods in 2008. Several factors contributed positively to these increases, including the following:

•

iPhone revenue and net sales of related products and services were $1.5 billion and $2.8 billion in the second quarter of 2009 and first six months of 2009, respectively, with iPhone handset unit sales totaling 3.8 million and 8.2 million during the second quarter of 2009 and first six months of 2009, respectively. Unit sales of iPhone increased 2.1 million or 123% during the second quarter of 2009 and 4.1 million or 103% during the first six months of 2009 compared to the same periods in 2008. iPhone revenue includes the portion of handset revenue recognized in accordance with subscription accounting over the product’s 24-month estimated economic life, as well as revenue from sales of iPhone accessories and carrier agreements. The Company was shipping iPhone 3G in over 80 countries as of March 2009.

•

Net sales of other music-related products and services increased $168 million or 19% and $371 million or 22% during the second quarter of 2009 and first six months of 2009, respectively, compared to the same periods in 2008. The increase was due predominantly to increased net sales of third-party digital content and applications from the iTunes Store, which experienced double-digit growth in each of the Company’s geographic segments for both the second quarter of 2009 and first six months of 2009. The Company believes this continued growth is the result of heightened consumer interest in downloading third-party digital content and applications, the expansion of third-party audio and video content available for sale and rent via the iTunes Store, and the launch and continued interest and growth of the iTunes App Store. The Company continues to expand its iTunes content and applications offerings around the world.

•

Net sales of software, service, and other sales increased $96 million or 18% during the second quarter of 2009 and increased $74 million or 6% during the first six months of 2009 compared to the same periods in 2008. These increases were due primarily to hedge gains recognized during the second quarter of 2009 and the first six months of 2009, as well as increased software sales during the second quarter of 2009, which was attributed to the launch of iLife® ‘09 and iWork® ‘09.

Partially offsetting the favorable factors, discussed above, net sales during the second quarter of 2009 and the first six months of 2009 were negatively impacted by certain factors, including the following:

•

Mac net sales and unit sales decreased by 16% and 3%, respectively, for the second quarter of 2009 compared to the same period in 2008. During the first six months of 2009 Mac net sales declined 8% year-over-year, while Mac unit sales increased by 3%. Net sales of the Company’s Macs accounted for 36% and 35% of the Company’s total net revenue for the second quarter of 2009 and first six months of 2009, respectively. Net sales per Mac unit sold decreased by 13% and 10% during the second quarter of 2009 and first six months of 2009, respectively, compared to the same periods in 2008, due primarily to product mix and lower average selling prices across Mac portable systems and most Mac desktop systems.

Net sales and unit sales of the Company’s Mac portable systems decreased by 12% and 2%, respectively, for the second quarter of 2009, while net sales and unit sales increased by 5% and 15%, respectively, for the first six months of 2009 compared to the same periods in 2008. The decline in Mac portable systems during the second quarter of 2009 was attributable to lower sales of most Mac portables with the exception of MacBooks, which experienced year-over-year unit sales and net sales growth in each of the Company’s reportable operating segments. For the first six months of 2009, total Mac portable systems net sales and unit sales increased due primarily to higher demand for MacBooks, which experienced double digit growth in net sales and unit sales in each of the Company’s reportable operating segments.

Net sales and unit sales of the Company’s Mac desktop systems decreased by 22% and 4%, respectively, during the second quarter of 2009, and decreased 27% and 16%, respectively, during the first six months of 2009. The Mac desktop systems decrease for the second quarter of 2009 was due mainly to lower net sales and unit sales of Mac Pro, which declined in each of the Company’s reportable operating segments, and overall lower net sales of iMac. Similarly, for the first six months of 2009, the Company’s Mac desktop systems decreased due to a decline in sales of iMac and Mac Pro, both of which generated lower sales in each of the Company’s reportable operating segments.

•

Net sales of iPods decreased $153 million or 8% during the second quarter of 2009 and decreased $779 million or 13% during the first six months of 2009 compared to the same periods in 2008. Conversely, iPod unit sales increased by 3% in both the second quarter of 2009 and first six months of 2009 compared to the same periods in 2008. Net sales per iPod unit sold decreased 12% and 16% in the second quarter of 2009 and first six months of 2009, respectively, compared to the same periods in 2008 resulting from lower average selling prices across each of the iPod product lines due primarily to price reductions taken with the introduction of new iPods in September 2008 and the price reduction taken on iPod shuffle in February 2008.

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

Americas

Net sales in the Americas segment during the second quarter of 2009 increased $249 million or 8% compared to the second quarter of 2008, while Americas Mac unit sales decreased 8% year-over-year. The increase in net sales during the second quarter of 2009 was attributable to increased iPhone revenue and higher sales of third-party digital content and applications from the iTunes Store, which were offset partially by a decrease in sales of iPods and Mac portable and desktop systems. Sales of Mac portable and desktop systems decreased due largely to lower sales of MacBook Pro, MacBook Air, and Mac Pro. The Americas segment represented 43% and 44% of the Company’s total net sales in the second quarters of 2009 and 2008, respectively.

During the first six months of 2009, net sales in the Americas segment increased $452 million or 6% compared to the same period in 2008, while Americas Mac unit sales where flat on a year-over-year basis. The increase in net sales during the first six months of 2009 was attributable primarily to the significant year-over-year increase in iPhone revenue and higher sales of third-party digital content and applications from the iTunes Store, which was partially offset by a decrease in sales of iPods, Mac portable and desktop systems, and lower software sales. The Americas segment represented approximately 44% of the Company’s total net sales for the first six months of both 2009 and 2008.

Europe

Net sales in Europe increased $317 million or 18% during the second quarter of 2009 compared to the second quarter of 2008. The key contributors to this growth were iPhone revenue and sales of third-party digital content and applications from the iTunes Store. The increase in net sales was offset partially by lower year-over-year net sales of Mac desktop and portable systems and iPods. Total Mac unit sales increased 5% year-over-year, due primarily to an increase in unit sales of MacBook and iMac, while total Mac net sales in Europe decreased resulting from lower average selling prices.

For the first six months of 2009, net sales and unit sales in Europe increased 15% and 9%, respectively, compared to the same periods in 2008. These increases were due mainly to increased iPhone revenue and strong sales of third-party digital content and applications from the iTunes Store, which were offset partially by lower net sales of Mac desktop systems and iPods. Unit sales of iPods increased due to the strong demand for iPod touch, iPod shuffle and iPod nano, while net sales of iPods decreased due to lower average selling prices during the first six months of 2009 compared to the same period in 2008.

Japan

Japan’s net sales increased $76 million or 18% during the second quarter of 2009 and increased $157 million or 19% during the first six months of 2009 compared to the same periods in 2008. The key contributors to Japan’s net sales growth for both the second quarter and first six months of 2009 were increased iPhone and iPod revenue, and higher sales of third-party digital content and applications from the iTunes Store. Net sales and unit sales of iPods increased during the second quarter of 2009 and first six months of 2009 compared to the same periods in 2008, driven predominantly by strong demand for iPod nano and iPod touch.

Retail

Retail net sales increased $20 million or 1% during the second quarter of 2009 compared to the second quarter in 2008. The increase in net sales was due predominantly to increased iPhone revenue and strong demand for MacBook, offset partially by a decrease in sales of most other Mac portable and desktop systems and iPods. Retail Mac net sales and unit sales decreased due to lower sales across most Mac portable and desktop systems, partially offset by increased sales of MacBook and Mac mini. The Company opened one new retail store during the second quarter of 2009, ending the quarter with 252 stores open, as compared to 208 stores at the end of the second quarter of 2008. The year-over-year growth rate of Retail net sales was less than the increase in the average number of stores open during the same period, which reflects the challenging consumer-spending environment and continued third-party channel expansion. As a result, with an average of 251 stores and 205 stores open during the second quarters of 2009 and 2008, respectively, average revenue per store declined to $5.9 million for the second quarter of 2009 from $7.1 million in the second quarter of 2008.

Retail net sales grew $59 million or 2% during the first six months of 2009 compared to the same period in 2008 due primarily to increased iPhone revenue and strong demand for MacBook, offset partially by a decrease in sales of iPods, Mac desktop systems, MacBook Air, and MacBook Pro. Average revenue per store decreased to $12.8 million for the first six months of 2009 based on an average of 250 stores, down from $15.5 million in the first six months of 2008 based on an average of 203 stores.

The Retail segment reported operating income of $308 million during the second quarter of 2009 compared to operating income of $334 million during the second quarter of 2008, and reported operating income of $661 million during the first six months of 2009 compared to $739 million during the first six months of 2008. The decline in operating income during the second quarter of 2009 and first six months of 2009 was attributable primarily to lower average revenue per store.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since its inception totaled $1.5 billion through the end of the second quarter of 2009. As of March 28, 2009, the Retail segment had approximately 14,000 full-time equivalent employees and had outstanding lease commitments associated with retail space of $1.3 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Other Segments

The Company’s Other Segments, which consist of its Asia Pacific and FileMaker operations, experienced a decrease in net sales of $11 million or 2% during the second quarter of 2009 compared to the second quarter of 2008, and a decrease of $75 million or 6% during the first six months of 2009 compared to the same period in 2008. These decreases were related primarily to lower net sales of most iPod products, Mac desktop systems, and MacBook Pro, offset partially by increased iPhone revenue and net sales of MacBook and iPod touch in the Company’s Asia Pacific region.

Gross Margin

Gross margin for the three- and six-month periods ended March 28, 2009 and March 29, 2008 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales	$8,163	$7,512	$18,330	$17,120
Cost of sales	5,192	5,038	11,827	11,314

Gross margin	$2,971	$2,474	$6,503	$5,806

Gross margin percentage	36.4%	32.9%	35.5%	33.9%

The gross margin percentage for the second quarter of 2009 was 36.4% compared to 32.9% for the second quarter of 2008 and the gross margin percentage for the first six months of 2009 was 35.5% compared to 33.9% for the first six months of 2008. The gross margin percentage for the second quarter of 2009 and the first six months of 2009 increased largely as a result of significantly lower commodity and other product costs, which were partially offset by price reductions and a strengthening U.S. dollar.

The Company expects its gross margin percentage to decrease in future periods compared to levels achieved during 2008 and the first half of 2009, and anticipates gross margin levels of about 33% in the third quarter of 2009 and about 30% in the fourth quarter of 2009. This expected decline is due largely to the anticipated impact of product transitions, flat or reduced pricing on new and innovative products that have higher cost structures, both expected and potential future cost increases for key components, and a stronger U.S. dollar.

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

Operating Expenses

Operating expenses for the three- and six-month periods ended March 28, 2009 and March 29, 2008 were as follows (in millions, except for percentages):

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Research and development	$319	$273	$634	$519
Percentage of net sales	4%	4%	3%	3%
Selling, general, and administrative	$985	$886	$2,076	$1,846
Percentage of net sales	12%	12%	11%	11%

Research and Development (“R&D”)

Expenditures for R&D increased 17% or $46 million to $319 million in the three months ended March 28, 2009 compared to the same period in 2008, and increased 22% or $115 million to $634 million during the six months ended March 28, 2009 compared to the same period in 2008. These increases were due primarily to higher stock-based compensation expenses and an increase in R&D headcount in the current year to support expanded R&D activities. In addition, $23 million and $45 million of software development costs were capitalized related to Mac OS X Version 10.6 Snow Leopard and excluded from R&D expense during the three- and six-month periods ended March 28, 2009, respectively, while no software development costs were capitalized during the same periods of 2008. Although total R&D expense increased 17% and 22% during the three- and six-month periods ended March 28, 2009, respectively, it remained relatively flat as a percentage of net sales given the revenue growth of 9% and 7%, respectively, during the same periods in 2008. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General, and Administrative (“SG&A”)

SG&A expenditures increased $99 million or 11% and $230 million or 12%, respectively, for the three- and six-month periods ended March 28, 2009 compared to the same periods in 2008. These increases are due primarily to the Company’s continued expansion of its Retail segment, higher stock-based compensation expenses and higher spending on marketing and advertising.

Other Income and Expense

Total other income and expense decreased $99 million or 61% to $63 million during the three months ended March 28, 2009 compared to $162 million in the same period of 2008, and decreased $141 million or 39% during the six months ended March 28, 2009 compared to the same period in 2008. The overall decrease in other income and expense is attributable to the decline in interest rates during the first six months of 2009 compared to the first six months of 2008, partially offset by the Company’s higher cash, cash equivalents and marketable securities balances. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities decreased to 1.53% in the second quarter of 2009 from 3.93% in the second quarter of 2008.

The Company’s investment portfolio had gross unrealized losses of $124 million and $121 million as of March 28, 2009 and September 27, 2008, respectively, which were partially offset by gross unrealized gains of $55 million and $4 million as of March 28, 2009 and September 27, 2008, respectively. In both periods, the gross unrealized losses primarily related to long-term marketable securities. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates, specifically widening credit spreads. The Company has the intent and ability to hold such investments for a sufficient period of time to allow for recovery of the principal amounts invested. Accordingly, no declines in fair value were recognized in the Company’s Condensed Statements of Operations during the three- and six-month periods ended March 28, 2009 and March 29, 2008. The Company may sell certain of its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three- and six-month periods ended March 28, 2009 and March 29, 2008 related to such sales.

Provision for Income Taxes

The Company’s effective tax rate was 30% for both the three- and six-month periods ended March 28, 2009, compared to approximately 29% and 31% for the three- and six-month periods ended March 29, 2008, respectively. The Company’s effective rate for these periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

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

Recent Accounting Pronouncements

During the first quarter of 2009, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of 2010. In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 157-2 and FSP No. 157-4, management does not currently believe adoption of these accounting pronouncements will have a material impact on the Company’s financial condition or operating results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by the Company beginning in the first quarter of 2010. Although the Company will continue to evaluate the application of SFAS No. 141R, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments (“OTTI”) for debt securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 115-2 and 124-2, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 28, 2009 and September 27, 2008 (in millions):

	March 28, 2009	September 27, 2008
Cash, cash equivalents, and marketable securities	$28,878	$24,490
Accounts receivable, net	$1,932	$2,422
Inventory	$312	$509
Working capital	$20,102	$18,219

As of March 28, 2009, the Company had $28.9 billion in cash, cash equivalents, and marketable securities, an increase of $4.4 billion from September 27, 2008. The principal component of this net increase was the cash generated by operating activities of $4.8 billion, which was partially offset by payments for acquisitions of property, plant, and equipment of $439 million. The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue, net of deferred costs, associated with subscription accounting for iPhone.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities with a minimum rating of single-A. As of March 28, 2009 and September 27, 2008, $14.0 billion and $11.3 billion, respectively, of the Company’s cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. The Company believes its existing balances of cash, cash equivalents, and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s cash payments for capital asset purchases were $439 million during the first six months of 2009, consisting of approximately $101 million for Retail store facilities and $338 million for corporate facilities and infrastructure, including information systems enhancements. The Company anticipates utilizing approximately $1.2 billion for capital asset purchases during 2009, including approximately $350 million for Retail facilities and approximately $850 million for corporate facilities and infrastructure.

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

Lease Commitments

As of September 27, 2008, the Company had total outstanding commitments on noncancelable operating leases of $1.8 billion, $1.4 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are generally for terms of 3 to 20 years and generally provide renewal options for terms of 1 to 5 years. Leases for retail space are for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space decreased to $1.3 billion as of March 28, 2009.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. In addition, the Company has an off-balance sheet warranty obligation for products accounted for under subscription accounting pursuant to SOP No. 97-2 whereby the Company recognizes warranty expense as incurred. As of March 28, 2009, the Company had outstanding off-balance sheet third-party manufacturing commitments, component purchase commitments, and estimated warranty commitments of $3 billion.

The Company has entered into prepaid long-term supply agreements to secure the supply of certain inventory components. During the first quarter of 2009, a long-term supply agreement with Intel Corporation was terminated and the remaining prepaid balance of $167 million was repaid to the Company. During the second quarter of 2009, the Company made a prepayment of $500 million to LG Display for the purchase of LCD panels. As of March 28, 2009, the Company had a total of $808 million of inventory component prepayments outstanding.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of March 28, 2009, the Company estimated that gross expected future cash flows of approximately $28 million would be required to fulfill these obligations.

Other Obligations

Other outstanding obligations were approximately $323 million as of March 28, 2009, primarily related to advertising, research and development, Internet and telecommunications services, and other obligations.

As of March 28, 2009, the Company had gross unrecognized tax benefits of $586 million and an additional $265 million for gross interest and penalties classified as non-current liabilities in the Condensed Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

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

The Company’s market risk profile has not changed significantly during the first six months of 2009.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. All short-term marketable securities have maturities less than 12 months, while all long-term marketable securities have maturities ranging from one to five years. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three- and six-month periods ended March 28, 2009 and March 29, 2008 related to such sales.

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

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company’s practice is to hedge a majority of its material foreign exchange exposures, typically for three to six months. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations, and the prohibitive economic cost of hedging particular exposures.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 28, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 28, 2009, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the second quarter of 2009 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

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

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec. Plaintiffs filed a motion to amend their complaint to add a minor plaintiff and claims regarding alleged risks of hearing loss to young people. The hearing on the motion to amend is scheduled for April 24, 2009.

Boston Retirement Board v. Apple Computer, Inc.

On November 3, 2006, the Boston Retirement Board, a purported shareholder, filed a petition for writ of mandate against the Company in California Superior Court for the County of Santa Clara (Boston Retirement Board v. Apple Computer Inc.). The petition sought to compel the Company to allow inspection of certain corporate records relating to the Company’s option practices and the Special Committee’s investigation. Following a trial held on September 24, 2007, the Court granted the petition for inspection but narrowed the scope of the records to be produced. On April 16, 2008, the Boston Retirement Board filed a derivative action in California Superior Court for the County of Santa Clara. On July 31, 2008, Boston Retirement Board attempted to serve the new complaint on the Company. On September 15, 2008, defendants filed a motion to quash service of summons. On October 17, 2008, the Court denied defendants’ motion to quash. On October 20, 2008, defendants requested consolidation of this action with In re Apple Computer, Inc. Derivative Litigation, No. 1:06CV066692, and a stay of the action. On November 6, 2008, Boston Retirement Board filed a motion for fees. On November 7, 2008, the Court issued an order relating this action to the State Derivative Litigation. A stipulation for dismissal was filed on December 10, 2008, in which Boston Retirement Board agreed to dismiss the case with prejudice upon a final order regarding its fees motion. On January 15, 2009, the Court denied Boston Retirement Board’s motion for fees. On April 8, 2009, the Court granted the parties’ Stipulation and Proposed Order of Dismissal with Prejudice.

On March 3, 2009, Boston Retirement Board filed a new complaint against the Company in Santa Clara Superior Court, alleging breach of a purported oral agreement to pay its’ attorneys’ fees and costs. The Company filed a demurrer to the Complaint on April 6, 2009.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties. Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract and violation of the Song-Beverly Consumer Warranty Act. Plaintiffs requested unspecified damages and other relief. On May 2, 2005, plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §16700 et seq.) and a claim for false advertising. On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted plaintiffs leave to amend and they filed an amended complaint on December 29, 2005. Plaintiffs’ amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple retail stores. Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the Consumer Legal Remedies Act, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act, and alleged new causes of action for fraud, conversion, and breach of the implied covenant of good faith and fair dealing. The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action. Plaintiffs filed an amended complaint adding one new plaintiff. The Company filed a demurrer, which was granted in part on September 9, 2006. Plaintiffs filed a further amended complaint on September 21, 2006. On October 2, 2006, the Company filed an answer denying all allegations and asserting numerous affirmative defenses. On November 30, 2007, the Company filed a motion for judgment on the pleadings, which the Court denied. Plaintiffs filed a Fifth Amended Complaint on March 19, 2008 and a Corrected Fifth Amended Complaint on April 1, 2008. The Company filed an answer to the Corrected Fifth Amended Complaint on April 18, 2008. The Company filed a motion for judgment on the pleadings for an order dismissing plaintiffs’ fraud claim based upon the statute of limitations, which was granted by the Court on June 24, 2008, with leave to amend. Plaintiffs filed a Sixth Amended Complaint on July 14, 2008 and a Seventh Amended Complaint on August 22, 2008, adding three new reseller plaintiffs. On August 22, 2008, plaintiffs also filed a motion to certify the consumer class. On September 22, 2008, the Company filed its answer to the consumer-related claims denying all allegations and asserting numerous affirmative defenses, and also filed a demurrer to the new reseller claims, which the Court heard on January 30, 2009. The Court sustained the demurrer as to all plaintiffs except one, with leave to amend. Plaintiffs filed an Eighth Amended Complaint further amending the reseller claims on February 24, 2009, and on March 26, 2009 Apple filed a demurrer and a motion to strike. The Company filed motions for summary adjudication for certain claims of two named plaintiffs, which the Court granted on November 10, 2008. Plaintiffs petitioned the Court of Appeal for a writ of certiorari from the summary adjudication ruling and a motion to stay the class certification hearing, which the Court of Appeal denied on December 17, 2008. On December 19, 2008, the Court held a hearing on plaintiffs’ class certification motion. The Court requested further briefing and an additional hearing, which did not take place because on February 23, 2009, Hon. Jamie A. Jacobs-May disqualified herself from the case. The Company has filed a petition for a writ of mandate from this order. The case has been reassigned to Hon. Joseph H. Huber.

Harvey v. Apple Inc.

Plaintiff filed this action on August 6, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent No. 6,753,671 entitled “Recharger for use with a portable electronic device and which includes a proximally located light emitting device” and U.S. Patent No. 6,762,584 entitled “Recharger for use with a portable electronic device and which includes a connector terminus for communicating with rechargeable batteries contained within the device.” The complaint seeks unspecified damages and other relief. The Company filed an answer on October 12, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. On April 7, 2008, plaintiff filed an amended complaint further alleging infringement of the reissue patent of U.S. Patent No. 6,753,671. On April 28, 2008, the Company filed an answer denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing is set for October 28, 2009, and trial is scheduled for April 5, 2010. On February 3, 2009, the Court stayed the proceedings pending the U.S. Patent and Trademark Office’s allowance of the ‘671 reissue patent.

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004 in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. Patent No. 5,280,371 entitled “Directional Diffuser for a Liquid Crystal Display.” Plaintiffs seek unspecified damages and other relief. The Company filed an answer on December 21, 2004 denying all material allegations and asserting numerous affirmative defenses. The Company has tendered the case to several liquid crystal display manufacturer suppliers. On May 18, 2005 the Court stayed the case against the Company and the other non-manufacturer defendants. Plaintiffs filed an amended complaint on November 7, 2005 adding additional defendants and expanding the scope of the accused products. The Company’s response to the amended complaint is not yet due. On April 2, 2008, the Court lifted the stay for the purpose of determining whether the liquid crystal display manufacturer suppliers used by the Company and certain other defendants are licensed under the ‘371 patent. On October 31, 2008, the Company filed a motion for summary judgment of non-infringement based on the contention that its suppliers are licensed under the ‘371 patent. A hearing on the motion has been postponed and has not been rescheduled.

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

OPTi Inc. v. Apple Inc.

Plaintiff filed this action against the Company on January 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent Nos. 5,710,906, 5,813,036 and 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses.” The complaint seeks unspecified damages and other relief. The Company filed an answer on April 17, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing took place on November 26, 2008 and the Court issued its Markman ruling on December 5, 2008. On April 3, 2009, the Court ruled that the accused computers sold between 2005 and 2007 infringed the ‘291 patent. The Company requested a ruling as a matter of law that the infringement was not willful, and the Court will issue a ruling on that motion before trial. Trial on the issues of invalidity and damages commenced on April 17, 2009.

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

Texas MP3 Technologies Ltd v. Apple Inc. et al.

Plaintiff filed this action against the Company and other defendants on February 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,065,417 entitled “MPEG Portable Sound Reproducing System and A Reproducing Method Thereof.” The complaint seeks unspecified damages and other relief. On July 12, 2007, the Company filed a petition for reexamination of the patent, which the U.S. Patent and Trademark Office granted. Plaintiff filed an amended complaint on August 1, 2007, adding the iPhone as an accused device. On August 2, 2007, the Company filed a motion to stay the litigation pending the outcome of the reexamination, which the Court denied. The Company filed an answer on August 20, 2007, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The parties have reached a settlement.

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

On March 20, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on April 19, 2007. On June 6, 2007, the Company filed an answer to the consolidated complaint denying all material allegations and asserting numerous affirmative defenses. On July 17, 2008, plaintiffs filed a motion for class certification and on October 17, 2008, the Company filed its opposition to plaintiffs’ motion. The class certification hearing took place on December 16, 2008. On December 22, 2008, the Court granted certification of the monopolization claims and denied without prejudice certification of the tying claims pending reconsideration of its denial of the Company’s motion to dismiss. On February 13, 2009, the Company filed a motion for judgment on the pleadings as to plaintiffs’ tying claims. The Court vacated the hearing date for this motion and the motion will be decided on the papers.

A related complaint, Somers v. Apple Inc., was filed on December 31, 2007 in the United States District Court for the Northern District of California on behalf of a purported class of indirect purchasers, alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. The complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition) and the California Consumer Legal Remedies Act. Plaintiff seeks unspecified damages and other relief. On February 21, 2008, the Company filed an answer denying all material allegations and asserting numerous defenses. On February 23, 2009, plaintiff filed a motion for class certification. The Court has scheduled the class certification hearing for June 1, 2009.

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

Union Fédérale des Consummateurs - Que Choisir v. Apple Computer France S.à.r.l. and iTunes S.à.r.l.

Plaintiff, a consumer association in France, filed this complaint on February 9, 2005 alleging that the above-listed entities are violating consumer law by (1) omitting to mention that the iPod is allegedly not compatible with music from online music services other than the iTunes Store and that the music from the iTunes Store is only compatible with the iPod and (2) allegedly tying the sales of iPods to the iTunes Store and vice versa. Plaintiff seeks damages, injunctive relief and other relief. The first hearing on the case took place on May 24, 2005. The Company’s response to the complaint was served on November 8, 2005. Plaintiff’s responsive pleading was filed on February 10, 2006. The Company filed a reply on June 6, 2006 and UFC filed a response on September 19, 2006. On April 7, 2009, the Court ordered the case withdrawn from its docket.

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

The findings from the Company’s investigation into its past stock option granting practices and the resulting restatement of prior financial statements in the Company’s Annual Report on Form 10-K for the fiscal year September 30, 2006, gave rise to civil litigation and government investigations. As described in Part II, Item 1, “Legal Proceedings,” several derivative and class action complaints have been filed in state and federal courts against the Company and certain current and former directors and officers pertaining to allegations relating to past stock option grants. The SEC also filed enforcement actions against two former officers of the Company. These enforcement actions have been settled.

No assurance can be given that additional actions will not be filed against the Company and current and former officers and directors as a result of past stock option practices. If the Company is subject to adverse findings, it could be required to pay damages and penalties and might face additional remedies that could have a material adverse effect on the Company’s financial condition and operating results.

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

The Company is currently focused on certain mobile communication devices, such as iPhone, consumer electronic devices, including the iPod family of digital music players, and third-party digital content and applications distribution. The Company faces substantial competition from companies that have significant technical, marketing, distribution, and other resources, as well as established hardware, software, and digital content supplier relationships. The Company also competes with illegitimate ways to obtain third-party digital content and applications. The Company has only recently entered the mobile communications market, and many of its competitors in the mobile communications market have significantly greater experience, product breadth, and distribution channels than the Company. Because some current and potential competitors have substantial resources and experience and a lower cost structure, they may be able to provide such products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing these components seamlessly within their individual offerings or work collaboratively to offer integrated solutions.

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

Because the Company currently obtains certain key components including, but not limited to microprocessors, enclosures, certain LCDs, certain optical drives, and ASICs, from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including, but not limited to NAND flash memory, DRAM and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of key components including, but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. The follow-on effects from the credit crisis on the Company’s key suppliers, referred to in “Economic conditions could materially adversely affect the Company” above, which is incorporated herein by reference, also could affect the Company’s ability to obtain key components. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can have a material adverse effect on its financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2008 and 2007, due largely to the anticipated impact of product transitions, flat or reduced pricing on new and innovative products that have higher cost structures, both expected and potential future cost increases for key components, and higher logistical costs. For additional information refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin,” which is incorporated herein by reference.

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

Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by external vendors in California, Korea, China, and the Czech Republic. Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Japan, Korea, Malaysia, Philippines, Taiwan, Thailand and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the Company’s portable products, including MacBook Pro, MacBook, MacBook Air, iPods, iPhones, and most of the Company’s iMacs. If manufacturing or logistics in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s financial condition and operating results could be materially adversely affected.

The Company relies on third-party digital content and applications, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with certain third parties to offer their digital content and applications through the Company’s iTunes Store. The Company pays substantial fees to obtain the rights to audio and video content. The Company’s licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the total cost of, such content. If the Company is unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach, the Company’s financial condition and operating results may be materially adversely affected.

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

Because of technological changes in the global personal computer, consumer electronics and mobile communication industries, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, the Company has been notified that it may be infringing such rights. Regardless of merit, responding to such claims can consume significant time and expense. At present, the Company is vigorously defending more than 30 patent infringement cases, 13 of which were filed during fiscal 2009, and several pending claims are in various stages of evaluation. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If the Company is found to be infringing such rights, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology. While in management’s opinion the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on its financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against the Company in the same reporting period, the Company’s financial condition and operating results could be materially adversely affected.

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

The Company believes decisions by customers to purchase its hardware products, including its Macs, iPods, and iPhones, are often based to a certain extent on the availability of third-party software applications and services. There is no assurance that third-party developers will continue to develop and maintain applications and services for the Company’s products on a timely basis or at all, and discontinuance or delay of these applications and services could have a material adverse effect on the Company’s financial condition and operating results.

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

The Company’s profit margins vary among its products and its distribution channels. The Company’s software, accessories, and service and support contracts generally have higher gross margins than certain of the Company’s other products. Gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company’s direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company’s gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, new products, component cost increases, strengthening U.S. dollar, or price competition. The Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to the second and third fiscal quarters due to seasonal demand related to the holiday season and the beginning of the school year, respectively. Furthermore, the Company sells more products from time-to-time during the third month of a quarter than it does during either of the first two months. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, an internal systems failure, or failure of one of the Company’s key logistics, components supply, or manufacturing partners, could have a material adverse impact on the Company’s financial condition and operating results.

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

The Company’s stock has at times experienced substantial price volatility due to a number of factors, including but not limited to, variations between its actual and anticipated financial results, announcements by the Company and its competitors, and uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, the Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline.

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

Much of the Company’s future success depends on the continued service and availability of skilled personnel, including its CEO, its executive team and key employees in technical, marketing and staff positions. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where most of the Company’s key employees are located. The Company’s CEO has taken a medical leave of absence until the end of June and has been involved in major strategic decisions during his leave. There can be no assurance that the Company will continue to successfully retain key personnel.

In addition, the Company has relied on equity awards in the form of stock options and restricted stock units as one means for recruiting and retaining highly skilled talent. Significant adverse volatility in the Company’s stock price could result in a stock option’s exercise price exceeding the underlying stock’s market value or a significant deterioration in the value of restricted stock units granted, thus lessening the effectiveness of stock-based awards for retaining employees.

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

Through March 28, 2009, the Company had opened 252 retail stores. The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company also has entered into substantial operating lease commitments for retail space with terms ranging from 5 to 20 years, the majority of which are for 10 years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could have a material adverse effect on the Company’s financial condition and operating results.

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

The Annual Meeting of Shareholders (“Annual Meeting”) was held on February 25, 2009. Management Proposal 1 was approved and shareholder Proposals 2, 3, 4 and 5 were not approved. The proposals below are described in detail in the Company’s definitive proxy statement dated January 7, 2009, for the Annual Meeting held on February 25, 2009. Abstentions and broker non-votes were counted for purposes of determining whether a quorum was present. Shares not present at the Annual Meeting and abstentions had no effect on the election of directors (Proposal No. 1). For the purpose of determining whether the shareholders approved all other matters, abstentions had the same effect as “AGAINST” votes.

The results are as follows:

Proposal 1

The individuals listed below received the highest number of affirmative votes of the outstanding shares of the Company’s common stock present or represented by proxy and voting at the Annual Meeting, in each case constituting a majority of the total outstanding shares, and were elected at the Annual Meeting to serve a one-year term on the Board of Directors.

	For	Authority Withheld
William V. Campbell	680,762,438	67,595,049
Millard S. Drexler	705,799,152	42,558,335
Albert A. Gore, Jr.	690,190,279	58,167,208
Steven P. Jobs	731,539,883	16,817,604
Andrea Jung	727,517,555	20,839,932
Arthur D. Levinson, Ph.D.	679,106,127	69,251,360
Eric E. Schmidt, Ph.D.	730,634,441	17,723,046
Jerome B. York	687,890,236	60,467,251

Proposal 2

The shareholder proposal requesting that the Board of Directors provide a report on political contributions and expenditures, as described in the proxy materials. This proposal was defeated with approximately 83.66% of the shares present or represented and voting at the Annual Meeting voting against or abstaining.

	For	Against	Abstained	Broker Non-Vote
Votes Cast	89,996,866	355,835,229	105,006,117	197,519,275

Proposal 3

The shareholder proposal requesting that the Board of Directors adopt principles for health care reform, as described in the proxy materials. This proposal was defeated with approximately 95.48% of the shares present or represented and voting at the Annual Meeting voting against or abstaining.

	For	Against	Abstained	Broker Non-Vote
Votes Cast	24,873,495	413,914,953	112,049,880	197,519,159

Proposal 4

The shareholder proposal requesting that the Board of Directors prepare a sustainability report, as described in the proxy materials. This proposal was defeated with approximately 93.63% of the shares present or represented and voting at the Annual Meeting voting against or abstaining.

	For	Against	Abstained	Broker Non-Vote
Votes Cast	35,088,343	405,326,486	110,423,508	197,519,150

Proposal 5

The shareholder proposal requesting that the Board of Directors adopt a policy to provide shareholders an advisory vote on compensation, as described in the proxy materials. This proposal was defeated with approximately 51.66% of the shares present or represented and voting at the Annual Meeting voting against or abstaining.

	For	Against	Abstained	Broker Non-Vote
Votes Cast	266,263,695	249,489,573	35,084,314	197,519,905

Item 5. Other Information

None.

Item 6.	Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on January 27, 1988.	S-3	7/27/88

3.2	Certificate of Amendment to Restated Articles of Incorporation, filed with the Secretary of State of the State of California on May 4, 2000.	10-Q	5/11/00

3.3	Certificate of Amendment to Restated Articles of Incorporation, as amended, filed with the Secretary of State of the State of California on February 25, 2005.	10-Q	3/26/05

3.4	By-Laws of the Registrant, as amended through August 20, 2008.	8-K	8/25/08

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through May 10, 2007.	8-K	5/16/07

10.2*	Form of Indemnification Agreement between the Registrant and each officer of the Registrant.	10-K	9/26/97

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07

10.5*	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Form of Option Agreements.	10-K	9/24/05

10.8*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.9*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.10*	Transition Agreement and Settlement Agreement and Release dated as of November 3, 2008 by and between the Registrant and Anthony Fadell.	10-Q	12/27/08

14.1**	Business Conduct Policy of the Registrant dated February 2009.

16.1**	Letter Regarding Change in Certifying Accountant dated February 27, 2009.

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 23, 2009	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and
Chief Financial Officer