Form 10-Q/A
period 2009-03-28
APPLE INC
filed 2009-04-27
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Apple filed its Form 10-Q for the quarter ended March 28, 2009 (the “Original Filing”) with the Securities and Exchange Commission on April 23, 2009. The Original Filing reported the results of the shareholder votes at our 2009 Annual Meeting of Shareholders in Part II, Item 4 (Submission of Matters to a Vote of Security Holders).

Very shortly after filing the Original Filing, we learned that the voting percentages for Proposals 2, 3, 4 and 5 and the outcome for Proposal 5 at the Annual Meeting were incorrectly reported in the Original Filing. We investigated and discovered that we mistakenly counted abstentions as “against” votes for those proposals. This Amendment No. 1 to the Original Filing corrects the error. This correction changes the voting percentages for Proposals 2, 3, 4 and 5, and the outcome only of Proposal 5, concerning an advisory vote on compensation, which was approved by the shareholders.

We are not amending any other part of the Original Filing. This amendment speaks as of the date of the Original Filing.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (“Annual Meeting”) was held on February 25, 2009. Management Proposal 1 was approved, shareholder Proposals 2, 3 and 4 were not approved, and shareholder Proposal 5 was approved. The proposals below are described in detail in the Company’s definitive proxy statement dated January 7, 2009, for the Annual Meeting held on February 25, 2009. Abstentions and broker non-votes were counted for purposes of determining whether a quorum was present. Shares not present at the Annual Meeting, broker non-votes and abstentions had no effect on the results of any of the proposals.

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

Proposal 2

The shareholder proposal requesting that the Board of Directors provide a report on political contributions and expenditures, as described in the proxy materials. This proposal was defeated with approximately 79.81% of the shares present or represented and voting at the Annual Meeting voting against the proposal.

For	Against	Abstained	Broker Non-Vote
89,996,866	355,835,229	105,006,117	197,519,275

Proposal 3

The shareholder proposal requesting that the Board of Directors adopt principles for health care reform, as described in the proxy materials. This proposal was defeated with approximately 94.33% of the shares present or represented and voting at the Annual Meeting voting against the proposal.

For	Against	Abstained	Broker Non-Vote
24,873,495	413,914,953	112,049,880	197,519,159

Proposal 4

The shareholder proposal requesting that the Board of Directors prepare a sustainability report, as described in the proxy materials. This proposal was defeated with approximately 92.03% of the shares present or represented and voting at the Annual Meeting voting against the proposal.

For	Against	Abstained	Broker Non-Vote
35,088,343	405,326,486	110,423,508	197,519,150

Proposal 5

The shareholder proposal requesting that the Board of Directors adopt a policy to provide shareholders an advisory vote on compensation, as described in the proxy materials. This proposal was approved with approximately 51.63% of the shares present or represented and voting at the Annual Meeting voting for the proposal.

For	Against	Abstained	Broker Non-Vote
266,263,695	249,489,573	35,084,314	197,519,905

Item 6.	Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2009	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer
Senior Vice President and
Chief Financial Officer

5