Form 10-Q
period 2009-06-27
APPLE INC
filed 2009-07-22
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

or

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

Yes  ☐    No  ☒

895,816,758 shares of common stock issued and outstanding as of July 13, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$8,337	$7,464	$26,667	$24,584
Cost of sales	5,314	4,864	17,141	16,178

Gross margin	3,023	2,600	9,526	8,406

Operating expenses:
Research and development	341	292	975	811
Selling, general, and administrative	1,010	916	3,086	2,762

Total operating expenses	1,351	1,208	4,061	3,573

Operating income	1,672	1,392	5,465	4,833
Other income and expense	60	118	281	480

Income before provision for income taxes	1,732	1,510	5,746	5,313
Provision for income taxes	503	438	1,707	1,615

Net income	$1,229	$1,072	$4,039	$3,698

Earnings per common share:
Basic	$1.38	$1.21	$4.53	$4.20
Diluted	$1.35	$1.19	$4.47	$4.10

Shares used in computing earnings per share:
Basic	893,712	883,738	891,345	879,753
Diluted	909,160	903,167	904,549	901,028

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share amounts)

	June 27, 2009	September 27, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$5,605	$11,875
Short-term marketable securities	18,617	10,236
Accounts receivable, less allowances of $58 and $47, respectively	2,686	2,422
Inventories	380	509
Deferred tax assets	1,731	1,447
Other current assets	6,151	5,822

Total current assets	35,170	32,311
Long-term marketable securities	6,899	2,379
Property, plant and equipment, net	2,653	2,455
Goodwill	207	207
Acquired intangible assets, net	259	285
Other assets	2,952	1,935

Total assets	$48,140	$39,572

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,854	$5,520
Accrued expenses	3,338	3,719
Deferred revenue	8,469	4,853

Total current liabilities	16,661	14,092
Deferred revenue – non-current	3,667	3,029
Other non-current liabilities	1,924	1,421

Total liabilities	22,252	18,542

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 895,735,210 and 888,325,973 shares issued and outstanding, respectively	7,957	7,177
Retained earnings	17,878	13,845
Accumulated other comprehensive income	53	8

Total shareholders’ equity	25,888	21,030

Total liabilities and shareholders’ equity	$48,140	$39,572

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended
	June 27, 2009	June 28, 2008
Cash and cash equivalents, beginning of the period	$11,875	$9,352

Operating Activities:
Net income	4,039	3,698
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization, and accretion	506	339
Stock-based compensation expense	530	375
Deferred income tax (benefit)/expense	(201)	41
Loss on disposition of property, plant and equipment	18	15
Changes in operating assets and liabilities:
Accounts receivable, net	(264)	34
Inventories	129	(199)
Other current assets	(298)	(100)
Other assets	(816)	101
Accounts payable	(648)	(1,226)
Deferred revenue	4,254	1,823
Other liabilities	(200)	400

Cash generated by operating activities	7,049	5,301

Investing Activities:
Purchases of marketable securities	(34,696)	(17,153)
Proceeds from maturities of marketable securities	12,780	9,378
Proceeds from sales of marketable securities	9,117	2,367
Purchases of other long-term investments	(61)	(31)
Payment for acquisition of property, plant and equipment	(685)	(688)
Payment for acquisition of intangible assets	(56)	(89)
Other	(62)	20

Cash used in investing activities	(13,663)	(6,196)

Financing Activities:
Proceeds from issuance of common stock	288	411
Excess tax benefits from stock-based compensation	124	621
Cash used to net share settle equity awards	(68)	(116)

Cash generated by financing activities	344	916

(Decrease)/Increase in cash and cash equivalents	(6,270)	21

Cash and cash equivalents, end of the period	$5,605	$9,373

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$2,490	$1,022

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

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the third quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on July 22, 2009.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding options, shares to be purchased under the employee stock purchase plan, and unvested restricted stock units (“RSUs”). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per common share for the three- and nine-month periods ended June 27, 2009 and June 28, 2008 (in thousands, except net income in millions and per share amounts):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Numerator:
Net income	$1,229	$1,072	$4,039	$3,698

Denominator:
Weighted-average shares outstanding	893,712	883,738	891,345	879,753
Effect of dilutive securities	15,448	19,429	13,204	21,275

Weighted-average shares diluted	909,160	903,167	904,549	901,028

Basic earnings per common share	$1.38	$1.21	$4.53	$4.20

Diluted earnings per common share	$1.35	$1.19	$4.47	$4.10

Potentially dilutive securities representing approximately 10.5 million and 8.4 million shares of common stock for the three months ended June 27, 2009 and June 28, 2008, respectively, and 13.4 million and 9.2 million shares of common stock for the nine months ended June 27, 2009 and June 28, 2008, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

Fair Value Measurements

During the third quarter of 2009, the Company adopted FASB Staff Position (“FSP”) No. 107 and Accounting Principles Board (“APB”) 28-1, Disclosures about Fair Value of Financial Instruments, which requires disclosure about fair value of financial instruments in interim and annual financial statements. The adoption of FSP No. 107 and APB 28-1 had no financial impact on the Company’s Condensed Consolidated Financial Statements.

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

Refer to Note 3, “Fair Value Measurements” of this Form 10-Q for additional information on the adoption of FSP No. 107 and SFAS Nos. 157 and 159.

Financial Instruments

During the third quarter of 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provide operational guidance for determining other-than-temporary impairments for debt securities. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material effect on the Company’s financial condition or operating results.

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

Refer to Note 2, “Financial Instruments” of this Form 10-Q for additional information on the adoption of FSP No. FAS 115-2 and FAS 124-2 and SFAS No. 161.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash, cash equivalents, short-term or long-term marketable securities as of June 27, 2009 and September 27, 2008 (in millions):

	June 27, 2009	September 27, 2008
Cash	$871	$368

Money market funds	2,601	1,536
U.S. Treasury securities	262	118
U.S. agency securities	510	2,798
Certificates of deposit and time deposits	554	2,560
Commercial paper	789	4,429
Corporate securities	—	66
Municipal securities	18	—

Total cash equivalents	4,734	11,507

U.S. Treasury securities	2,951	343
U.S. agency securities	12,083	5,823
Non-U.S. government securities	110	83
Certificates of deposit and time deposits	247	486
Commercial paper	1,116	1,254
Corporate securities	2,020	2,247
Municipal securities	90	—

Total short-term marketable securities	18,617	10,236

U.S. Treasury securities	428	100
U.S. agency securities	1,266	751
Non-U.S. government securities	74	—
Certificates of deposit and time deposits	—	32
Corporate securities	4,833	1,496
Municipal securities	298	—

Total long-term marketable securities	6,899	2,379

Total cash, cash equivalents and marketable securities	$31,121	$24,490

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

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 27, 2009 and September 27, 2008 (in millions):

	June 27, 2009
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$2,601	$—	$—	$2,601
U.S. Treasury securities	3,637	4	—	3,641
U.S. agency securities	13,828	31	—	13,859
Non-U.S. government securities	185	—	(1)	184
Certificates of deposit and time deposits	801	—	—	801
Commercial paper	1,905	—	—	1,905
Corporate securities	6,868	29	(44)	6,853
Municipal securities	405	1	—	406

Total cash equivalents and marketable securities	$30,230	$65	$(45)	$30,250

	September 27, 2008
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$1,536	$—	$—	$1,536
U.S. Treasury securities	559	2	—	561
U.S. agency securities	9,383	2	(13)	9,372
Non-U.S. government securities	83	—	—	83
Certificates of deposit and time deposits	3,078	—	—	3,078
Commercial paper	5,683	—	—	5,683
Corporate securities	3,917	—	(108)	3,809

Total cash equivalents and marketable securities	$24,239	$4	$(121)	$24,122

The Company had net unrealized gains on its investment portfolio of $20 million as of June 27, 2009 and net unrealized losses on its investment portfolio of $117 million as of September 27, 2008. The net unrealized gains as of June 27, 2009 related primarily to short-term marketable securities, while the net unrealized losses as of September 27, 2008 related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three- and nine-month periods ended June 27, 2009 and June 28, 2008 related to such sales.

The following table shows the gross unrealized losses and fair value for investments in an unrealized loss position as of June 27, 2009 and September 27, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	June 27, 2009
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
Non-U.S. government securities	$125	$(1)	$—	$—	$125	$(1)
Corporate securities	1,084	(3)	1,033	(41)	2,117	(44)

Total	$1,209	$(4)	$1,033	$(41)	$2,242	$(45)

	September 27, 2008
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
U.S. agency securities	$6,822	$(13)	$—	$—	$6,822	$(13)
Corporate securities	2,147	(31)	1,148	(77)	3,295	(108)

Total	$8,969	$(44)	$1,148	$(77)	$10,117	$(121)

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates, specifically, widening credit spreads. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better, with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three- and nine-month periods ended June 27, 2009 and June 28, 2008, the Company did not recognize any material impairment charges on outstanding securities. As of June 27, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign exchange risk. The Company may enter into foreign currency forward and option contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and cost of sales, of net investments in certain foreign subsidiaries, and on certain existing assets and liabilities. To help protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries whose functional currency is the U.S. dollar, hedge a portion of forecasted foreign currency revenue. The Company’s subsidiaries whose functional currency is not the U.S. dollar and who sell in local currencies, may hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currencies. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases for three to six months. To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. The Company may also enter into foreign currency forward and option contracts to partially offset the foreign exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations, and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. As of the end of the third quarter of 2009, the general nature of the Company’s risk management activities and the general nature and mix of the Company’s derivative financial instruments have not changed materially from the end of 2008.

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

The Company had a net deferred gain associated with cash flow hedges of approximately $37 million and $19 million, net of taxes, recorded in other comprehensive income as of June 27, 2009 and September 27, 2008, respectively. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related revenue is recognized, and other comprehensive income related to cash flow hedges of inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. The portion of the Company’s net deferred gain related to products under subscription accounting is expected to be recorded in earnings ratably over the related products’ estimated economic lives beginning when the hedged transactions occur, while the portion of the net deferred gain related to other products is expected to be recorded in earnings at the time the hedged transactions occur. As of June 27, 2009, the hedged transactions are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains related to the loss of hedge designation on discontinued cash flow hedges during the three- and nine-month periods ended June 27, 2009 and June 28, 2008, respectively.

The Company had an unrealized net loss on net investment hedges of $6 million and $1 million, net of taxes, included in the cumulative translation adjustment account of accumulated other comprehensive income (“AOCI”) as of June 27, 2009 and September 27, 2008, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in current earnings in other income and expense.

The Company recognized in earnings a net loss of $34 million and a net gain of $139 million on foreign currency forward and option contracts not designated as hedging instruments in accordance with SFAS No. 133 during the three- and nine-month periods ended June 27, 2009, respectively.

The following table shows the notional principal and credit risk amounts of the Company’s derivative instruments outstanding as of June 27, 2009 (in millions):

	June 27, 2009
	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$2,927	$23

Instruments other than accounting hedges:
Foreign exchange contracts	$6,540	$41

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of June 27, 2009, and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates. The Company’s exposure to credit loss and market risk will vary over time as a function of currency exchange rates. Although the table above reflects the notional principal and credit risk amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of June 27, 2009. Refer to Note 3, “Fair Value Measurements” of this Form 10-Q, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the Condensed Consolidated Financial Statements on a recurring basis. The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheet as of June 27, 2009 (in millions):

	June 27, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets (a):
Foreign exchange contracts	$22	$41

Derivative liabilities (b):
Foreign exchange contracts	$29	$37

(a)	All derivative assets are recorded as other current assets in the Condensed Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 27, 2009 (in millions):

	Three Months Ended June 27, 2009
	Gain or (Loss) Recognized in AOCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from AOCI into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Cash flow hedges:
Foreign exchange contracts	$(13)	Net sales	$12	Other income and expense	$(13)
Foreign exchange contracts	(36)	Cost of sales	(2)	Other income and expense	(4)
Net investment hedges:
Foreign exchange contracts	(8)	Other income and expense	—	Other income and expense	1

Total	$(57)		$10		$(16)

	Nine Months Ended June 27, 2009
	Gain or (Loss) Recognized in AOCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from AOCI into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Cash flow hedges:
Foreign exchange contracts	$285	Net sales	$252	Other income and expense	$(64)
Foreign exchange contracts	87	Cost of sales	95	Other income and expense	(9)
Net investment hedges:
Foreign exchange contracts	(30)	Other income and expense	—	Other income and expense	3

Total	$342		$347		$(70)

(a)	Refer to Note 6, “Shareholders’ Equity” of this Form 10-Q, which summarizes the activity in other comprehensive income related to derivatives.

Note 3 – Fair Value Measurements

During the first quarter of 2009, the Company adopted SFAS No. 157 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 27, 2009 (in millions):

	June 27, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Money market funds	$2,601	$—	$—	$2,601
U.S. Treasury securities	—	3,641	—	3,641
U.S. agency securities	—	13,859	—	13,859
Non-U.S. government securities	—	184	—	184
Certificates of deposit and time deposits	—	801	—	801
Commercial paper	—	1,905	—	1,905
Corporate securities	—	6,853	—	6,853
Municipal securities	—	406	—	406
Marketable equity securities	19	—	—	19
Derivative assets	—	63	—	63

Total assets measured at fair value	$2,620	$27,712	$—	$30,332

Liabilities:
Derivative liabilities	$—	$66	$—	$66

Total liabilities measured at fair value	$—	$66	$—	$66

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis presented in the Company’s Condensed Consolidated Balance Sheet as of June 27, 2009 (in millions):

	June 27, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Cash equivalents	$2,601	$2,133	$—	$4,734
Short-term marketable securities	—	18,617	—	18,617
Long-term marketable securities	—	6,899	—	6,899
Other current assets	—	63	—	63
Other assets	19	—	—	19

Total assets measured at fair value	$2,620	$27,712	$—	$30,332

Liabilities:
Other current liabilities	$—	$66	$—	$66

Total liabilities measured at fair value	$—	$66	$—	$66

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Note 4 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s Condensed Consolidated Financial Statement details as of June 27, 2009 and September 27, 2008 (in millions):

Other Current Assets

	June 27, 2009	September 27, 2008
Deferred costs under subscription accounting - current	$3,131	$1,931
Vendor non-trade receivables	1,494	2,282
Inventory component prepayments	259	475
Other current assets	1,267	1,134

Total other current assets	$6,151	$5,822

Property, Plant and Equipment

	June 27, 2009	September 27, 2008
Land and buildings	$911	$810
Machinery, equipment, and internal-use software	1,697	1,491
Office furniture and equipment	107	122
Leasehold improvements	1,507	1,324

Gross property, plant and equipment	4,222	3,747
Accumulated depreciation and amortization	(1,569)	(1,292)

Net property, plant and equipment	$2,653	$2,455

Other Assets

	June 27, 2009	September 27, 2008
Deferred costs under subscription accounting - non-current	$1,240	$1,089
Long-term inventory component prepayments	500	208
Deferred tax assets - non-current	226	138
Capitalized software development costs, net	111	67
Other assets	875	433

Total other assets	$2,952	$1,935

Accrued Expenses

	June 27, 2009	September 27, 2008
Deferred margin on component sales	$347	$681
Accrued marketing and distribution	438	329
Accrued compensation and employee benefits	270	320
Accrued warranty and related costs	225	267
Other current liabilities	2,058	2,122

Total accrued expenses	$3,338	$3,719

Other Non-Current Liabilities

	June 27, 2009	September 27, 2008
Deferred tax liabilities	$970	$675
Other non-current liabilities	954	746

Total other non-current liabilities	$1,924	$1,421

Note 5 – Income Taxes

As of June 27, 2009, the Company recorded gross unrecognized tax benefits of $680 million, of which $282 million, if recognized, would affect the Company’s effective tax rate. As of September 27, 2008, the total amount of gross unrecognized tax benefits was $506 million, of which $253 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $283 million and $219 million of gross interest and penalties accrued as of June 27, 2009 and September 27, 2008, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

On May 27, 2009, the United States Court of Appeals for the Ninth Circuit issued its ruling in the case of Xilinx, Inc. v. Commissioner, holding that stock-based compensation is required to be included in certain transfer pricing arrangements between a U.S. company and its offshore subsidiary. As a result of the ruling in this case, the Company increased its liability for unrecognized tax benefits by approximately $79 million and decreased shareholders’ equity by approximately $72 million in the third quarter of 2009.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although the timing of the resolution and/or closure of audits is highly uncertain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $105 million and $145 million in the next 12 months.

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

The following table summarizes the components of total comprehensive income, net of taxes, during the three- and nine-month periods ended June 27, 2009 and June 28, 2008 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income	$1,229	$1,072	$4,039	$3,698
Other comprehensive income:
Net change in unrecognized gains/losses on derivative instruments	(35)	10	18	(5)
Change in foreign currency translation	13	(1)	(64)	34
Net change in unrealized losses on marketable securities	60	(1)	91	(15)

Total comprehensive income	$1,267	$1,080	$4,084	$3,712

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three- and nine-month periods ended June 27, 2009 and June 28, 2008 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Change in fair value of derivatives	$(29)	$(1)	$110	$(12)
Adjustment for net gains/losses realized and included in net income	(6)	11	(92)	7

Change in unrecognized gains/losses on derivative instruments	$(35)	$10	$18	$(5)

The following table summarizes the components of AOCI, net of taxes, as of June 27, 2009 and September 27, 2008 (in millions):

	June 27, 2009	September 27, 2008
Net unrealized gain/losses on available-for-sale securities	$21	$(70)
Cumulative foreign currency translation	(5)	59
Net unrecognized gains on derivative instruments	37	19

Accumulated other comprehensive income	$53	$8

Employee Benefit Plans

Rule 10b5-1 Trading Plans

As of July 17, 2009, executive officers Timothy D. Cook, Ronald B. Johnson, Peter Oppenheimer, Philip W. Schiller, and Bertrand Serlet have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities

Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Stock Option Activity

Historically, the Company used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. Beginning in 2009, the Company changed its equity compensation program for eligible employees to RSUs as the primary type of long-term equity-based award. A summary of the Company’s stock option and RSU activity and related information for the nine months ended June 27, 2009 is as follows (in thousands, except per share amounts and contractual term in years):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 27, 2008	50,572	44,146	$74.39
Restricted stock units granted	(13,066)	—	$—
Options granted	(203)	203	$98.02
Options cancelled	1,002	(1,002)	$119.61
Restricted stock units cancelled	1,018	—	$—
Options exercised	—	(4,822)	$37.14
Plan shares expired	(3)	—	$—

Balance at June 27, 2009	39,320	38,525	$78.01	3.67	$2,737,827

Exercisable at June 27, 2009		26,584	$55.51	3.10	$2,398,626

Expected to vest after June 27, 2009		11,590	$114.03	4.94	$329,228

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total intrinsic value of options at the time of exercise was $218 million and $367 million for the three- and nine-month periods ended June 27, 2009, respectively, and $584 million and $1.7 billion for the three- and nine-month periods ended June 28, 2008, respectively.

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

Outstanding RSU balances were not included in the outstanding options balances in the preceding table. A summary of the Company’s RSU activity and related information for the nine months ended June 27, 2009 is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 27, 2008	7,040	$134.91
Restricted stock units granted	6,533	$99.59
Restricted stock units vested	(1,719)	$126.75
Restricted stock units cancelled	(509)	$119.09

Balance at June 27, 2009	11,345	$116.52	$1,616,006

The fair value as of the vesting date of RSUs that vested was $98 million and $186 million for the three- and nine-month periods ended June 27, 2009, respectively. There were no RSUs that vested during the three months ended June 28, 2008. RSUs that vested during the nine months ended June 28, 2008 had a fair value of $300 million as of the vesting date.

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

The weighted-average assumptions used for the three- and nine-month periods ended June 27, 2009 and June 28, 2008 and the resulting estimates of weighted-average fair value per share of options granted and of employee stock purchase plan rights (“stock purchase rights”) during those periods are as follows:

	Three Months Ended			Nine Months Ended
	June 27, 2009		June 28, 2008	June 27, 2009	June 28, 2008
Expected life - stock options	9.6 years	(a)	3.4 years	3.7 years	3.4 years
Expected life - stock purchase rights	6 months		6 months	6 months	6 months
Interest rate - stock options	3.70%	(a)	2.57%	1.83%	3.46%
Interest rate - stock purchase rights	0.19%		3.40%	0.64%	3.91%
Expected volatility - stock options	40.84%	(a)	45.10%	52.61%	45.80%
Expected volatility - stock purchase rights	57.64%		38.08%	55.23%	35.76%
Expected dividend yields	—		—	—	—

Weighted-average fair value of stock options granted during the period	$68.84		$62.87	$39.83	$63.25
Weighted-average fair value of stock purchase rights during the period	$24.92		$49.01	$29.38	$41.45

(a)

In conjunction with the Company’s 2009 equity compensation program changes, the Company began primarily issuing RSUs rather than stock options to employees, although the Company continues to grant stock options to non-employee directors. Accordingly the weighted average expected life of stock options for the third quarter of 2009 was heavily influenced by non-employee director stock option grants, which had a ten-year expected life. The weighted average expected life of stock options also affects the resulting interest rate and expected volatility assumptions.

The following table provides a summary of the stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 27, 2009 and June 28, 2008 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Cost of sales	$28	$21	$85	$59
Research and development	65	47	192	133
Selling, general, and administrative	86	65	253	183

Total stock-based compensation expense	$179	$133	$530	$375

Stock-based compensation expense capitalized as part of software development costs was not significant as of June 27, 2009 and September 27, 2008. The income tax benefit related to stock-based compensation expense was $199 million and $331 million for the three- and nine-month periods ended June 27, 2009, respectively, and was $55 million and $139 million for the three- and nine-month periods ended June 28, 2008, respectively. As of June 27, 2009, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $1.5 billion, which the Company expects to recognize over its weighted-average vesting period of 2.7 years.

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The Company’s major facility leases are generally for terms of 3 to 20 years and generally provide renewal options for terms of 1 to 5 years. Leases for retail space are generally for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 27, 2008, the Company’s total future minimum lease payments under noncancelable operating leases were $1.8 billion, of which $1.4 billion related to leases for retail space. As of June 27, 2009, total future minimum lease payments under noncancelable operating leases related to leases for retail space was $1.4 billion.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 27, 2009 and June 28, 2008 (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Beginning accrued warranty and related costs	$247	$218	$267	$230
Cost of warranty claims	(68)	(82)	(219)	(242)
Accruals for product warranties	46	109	177	257

Ending accrued warranty and related costs	$225	$245	$225	$245

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would have a material adverse effect on its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either June 27, 2009 or September 27, 2008.

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

Long-Term Supply Agreements

The Company has entered into prepaid long-term supply agreements to secure the supply of certain inventory components. During the first quarter of 2009, a long-term supply agreement with Intel Corporation was terminated and the remaining prepaid balance of $167 million was repaid to the Company. During the second quarter of 2009, the Company made a prepayment of $500 million to LG Display for the purchase of LCD panels. As of June 27, 2009, the Company had a total of $759 million of inventory component prepayments outstanding.

Subsequent to June 27, 2009, the Company entered into a four-year supply agreement with Toshiba to purchase NAND flash memory. As part of the agreement, the Company made a prepayment of $500 million in the fourth quarter of 2009.

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

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales, and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $101 million and $202 million during the three- and nine-month periods ended June 27, 2009, respectively, and $113 million and $251 million during the three- and nine-month periods ended June 28, 2008, respectively.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 11 high-profile stores as of June 27, 2009. Expenses allocated to corporate marketing resulting from the operations of high-profile stores were $17 million and $49 million during the three- and nine-month periods ended June 27, 2009, respectively, and $13 million and $37 million during the three- and nine-month periods ended June 28, 2008, respectively.

Summary information by operating segment for the three- and nine-month periods ended June 27, 2009 and June 28, 2008 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Americas:
Net sales	$3,827	$3,435	$11,845	$11,001
Operating income	$1,156	$962	$3,453	$3,053

Europe:
Net sales	$2,006	$1,648	$6,874	$5,899
Operating income	$634	$549	$2,054	$1,794

Japan:
Net sales	$416	$365	$1,397	$1,189
Operating income	$177	$127	$494	$360

Retail:
Net sales	$1,496	$1,445	$4,707	$4,597
Operating income	$321	$297	$982	$1,036

Other Segments (a):
Net sales	$592	$571	$1,844	$1,898
Operating income	$163	$154	$506	$496

(a)	Other Segments consist of Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 27, 2009 and June 28, 2008 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Segment operating income	$2,451	$2,089	$7,489	$6,739
Stock-based compensation expense	(179)	(133)	(530)	(375)
Other corporate expenses, net (a)	(600)	(564)	(1,494)	(1,531)

Total operating income	$1,672	$1,392	$5,465	$4,833

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

Note 10 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company did not recognize any expenses pursuant to the Reimbursement Agreement during the three months ended June 27, 2009 and recognized a total of $4,000 in expenses pursuant to the Reimbursement Agreement during the nine months ended June 27, 2009. The Company recognized a total of $102,000 and $682,000 in expenses pursuant to the Reimbursement Agreement during the three- and nine-month periods ended June 28, 2008, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Executive Overview

The Company designs, manufactures, and markets personal computers, portable digital music players, and mobile communication devices and sells a variety of related software, services, peripherals, and networking solutions. The Company’s products and services include the Mac® line of desktop and portable computers, the iPod® line of portable digital music players, iPhone™ , Apple TV®, Xserve®, a portfolio of consumer and professional software applications, the Mac OS® X operating system, third-party digital content and applications through the iTunes Store®, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPod and iPhone compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative markets. A further description of the Company’s products may be found below under the heading “Products” and Part II, Item 1A, “Risk Factors,” as well as in Part I, Item 1, “Business,” of the Company’s 2008 Form 10-K.

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

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available on Mac computers, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by opening its own retail stores in the U.S. and internationally. The Company had 258 stores open as of June 27, 2009.

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

iPhone is distributed through the Company, its cellular network carriers’ distribution channels, and certain third-party resellers in over 80 countries. The Company has signed multi-year agreements with various cellular network carriers authorizing them to distribute and provide cellular network services for iPhones. These agreements are generally not exclusive with a specific carrier, except in the U.S., U.K., Germany, Spain, Ireland, and certain other countries.

Products

The Company offers a range of personal computing products including desktop and portable personal computers, related devices and peripherals, and various third-party hardware and software products. In addition, the Company offers its own software products, including Mac OS X, the Company’s proprietary operating system software for the Mac; server software and related solutions; professional application software; and consumer, education, and business oriented application software. The Company also designs, develops, and markets its family of iPod digital music players and its iPhone mobile communication devices, along with related accessories and services, including the online distribution of third-party digital content through the Company’s iTunes Store.

In June 2009, the Company introduced updates to its MacBook® Pro family of portable computers and released Safari® 4, a new version of the Company’s web browser. In June 2009, the Company also announced its next version of the Mac operating system, Mac OS X Version 10.6 Snow Leopard™, which is expected to be available in September 2009.

In June 2009, the Company introduced iPhone 3GS, the third-generation iPhone that combines the features of iPhone 3G with longer battery life, a built-in three megapixel auto-focus camera, video recording, hands free voice control, and the new iPhone 3.0 software, which is also available for download on prior iPhone models. iPhone 3.0 software includes new features, such as Cut, Copy and Paste, Spotlight Search and MMS messaging. Certain features of the iPhone 3.0 software are not supported by some of iPhone’s cellular network carriers.

A detailed discussion of the Company’s other products may be found in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s first and second quarter 2009 Form 10-Qs and in Part I, Item 1, “Business,” of the Company’s 2008 Form 10-K.

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

For both Apple TV and iPhone, the Company has indicated that from time-to-time it may provide future unspecified features and additional software products free of charge to customers. Therefore, sales of Apple TV and iPhone handsets are recognized under subscription accounting in accordance with SOP No. 97-2. The Company recognizes the associated revenue and cost of goods sold on a straight-line basis over the currently estimated 24-month economic lives of these products, with any loss recognized at the time of sale. If the Company’s estimated economic life of a product accounted for under subscription accounting changes, the future rate at which deferred revenue and deferred costs are amortized into the Company’s results of operations will change. Costs incurred by the Company for engineering, sales, marketing, and warranty are expensed as incurred.

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

Valuation of Marketable Securities

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of investments are included in accumulated other comprehensive income, net of tax, as reported in the Company’s Condensed Consolidated Balance Sheets. Changes in the fair value of investments impact the Company’s net income only when such investments are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of an investment is less than its cost, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company’s assessment on whether an investment is other-than-temporarily impaired or not, could change in the future due to new developments or changes in assumptions related to any particular investment.

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

Warranty Costs

The Company provides for the estimated cost for hardware and software warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. For products accounted for under subscription accounting pursuant to SOP No. 97-2, the Company recognizes warranty expense as incurred. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could materially affect the Company’s results of operations.

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

Net Sales

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three- and nine-month periods ended June 27, 2009 and June 28, 2008 (in millions, except unit sales in thousands and per unit amounts):

	Three Months Ended			Nine Months Ended
	June 27, 2009	June 28, 2008	Change	June 27, 2009	June 28, 2008	Change
Net Sales by Operating Segment:
Americas net sales	$3,827	$3,435	11%	$11,845	$11,001	8%
Europe net sales	2,006	1,648	22%	6,874	5,899	17%
Japan net sales	416	365	14%	1,397	1,189	17%
Retail net sales	1,496	1,445	4%	4,707	4,597	2%
Other Segments net sales (a)	592	571	4%	1,844	1,898	(3)%

Total net sales	$8,337	$7,464	12%	$26,667	$24,584	8%

Unit Sales by Operating Segment:
Americas Mac unit sales	1,147	1,134	1%	2,868	2,859	— %
Europe Mac unit sales	626	576	9%	2,079	1,908	9%
Japan Mac unit sales	108	102	6%	316	311	2%
Retail Mac unit sales	492	476	3%	1,445	1,438	— %
Other Segments Mac unit sales (a)	230	208	11%	635	588	8%

Total Mac unit sales	2,603	2,496	4%	7,343	7,104	3%

Net Sales by Product:
Desktops (b)	$1,129	$1,373	(18)%	$3,222	$4,240	(24)%
Portables (c)	2,200	2,237	(2)%	6,606	6,416	3%

Total Mac net sales	3,329	3,610	(8)%	9,828	10,656	(8)%

iPod	1,492	1,678	(11)%	6,528	7,493	(13)%
Other music related products and services (d)	958	819	17%	3,018	2,508	20%
iPhone and related products and services (e)	1,689	419	303%	4,457	1,038	329%
Peripherals and other hardware (f)	341	437	(22)%	1,077	1,231	(13)%
Software, service, and other sales (g)	528	501	5%	1,759	1,658	6%

Total net sales	$8,337	$7,464	12%	$26,667	$24,584	8%

Unit Sales by Product:
Desktops (b)	849	943	(10)%	2,395	2,776	(14)%
Portables (c)	1,754	1,553	13%	4,948	4,328	14%

Total Mac unit sales	2,603	2,496	4%	7,343	7,104	3%

Net sales per Mac unit sold (h)	$1,279	$1,446	(12)%	$1,338	$1,500	(11)%

iPod unit sales	10,215	11,011	(7)%	43,955	43,776	— %

Net sales per iPod unit sold (i)	$146	$152	(4)%	$149	$171	(13)%

iPhone unit sales	5,208	717	626%	13,364	4,735	182%

(a)	Other Segments include Asia Pacific and FileMaker.
(b)	Includes iMac, Mac mini, Mac Pro, and Xserve product lines.
(c)	Includes MacBook, MacBook Air, and MacBook Pro product lines.
(d)	Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(e)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(f)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales of Apple-branded operating system, application software, third-party software, AppleCare, and Internet services.
(h)	Derived by dividing total Mac net sales by total Mac unit sales.
(i)	Derived by dividing total iPod net sales by total iPod unit sales.

Net sales during the third quarter of 2009 and the first nine months of 2009 increased $873 million or 12% and $2.1 billion or 8%, respectively, compared to the same periods in 2008. Several factors contributed positively to these increases, including the following:

•

iPhone revenue and net sales of related products and services were $1.7 billion and $4.5 billion in the third quarter of 2009 and first nine months of 2009, respectively, with iPhone handset unit sales totaling 5.2 million and 13.4 million during the third quarter of 2009 and first nine months of 2009, respectively. Unit sales of iPhone increased 4.5 million or 626% during the third quarter of 2009 and 8.6 million or 182% during the first nine months of 2009 compared to the same periods in 2008, which was due primarily to expanded distribution, strong demand for iPhones and lower unit sales in the third quarter of 2008 in anticipation of the iPhone 3G product transition that occurred at the beginning of the fourth quarter of 2008. iPhone 3GS was released in the U.S. on June 19, 2009 and internationally in some countries over the following weeks. iPhone revenue includes the portion of handset revenue recognized in accordance with subscription accounting over the product’s 24-month estimated economic life, as well as revenue from sales of iPhone accessories and carrier agreements.

•

Net sales of other music-related products and services increased $139 million or 17% and $510 million or 20% during the third quarter of 2009 and first nine months of 2009, respectively, compared to the same periods in 2008. The increase was due predominantly to increased net sales of third-party digital content and applications from the iTunes Store, which experienced double-digit growth in each of the Company’s geographic segments for the third quarter of 2009 and first nine months of 2009 compared to the same periods in 2008. The Company believes this continued growth is the result of heightened consumer interest in downloading third-party digital content, the expansion of third-party audio and video content available for sale and rent via the iTunes Store, and the continued interest in and growth of the iTunes App Store. The Company continues to expand its iTunes content and applications offerings around the world.

Partially offsetting the favorable factors discussed above, net sales during the third quarter of 2009 and the first nine months of 2009 were negatively impacted by certain factors, including the following:

•

Mac net sales declined 8% for the third quarter of 2009 and first nine months of 2009 compared to the same periods in 2008, although Mac unit sales increased by 4% for the third quarter of 2009 and 3% for the first nine months of 2009 compared to the same periods in 2008. Net sales of Macs accounted for 40% and 37% of the Company’s total net sales for the third quarter of 2009 and first nine months of 2009, respectively. Net sales per Mac unit sold decreased by 12% and 11% during the third quarter of 2009 and first nine months of 2009, respectively, compared to the same periods in 2008, due primarily to lower average selling prices across all Mac portable and desktop systems, a stronger U.S. dollar and a higher mix of lower-priced Mac systems.

Net sales of Mac portable systems decreased by 2%, while unit sales increased by 13% for the third quarter of 2009 compared to the same period in 2008. The decline in net sales of Mac portable systems during the third quarter of 2009 was attributable to lower average selling prices, a shift in product mix towards lower-priced portables and a stronger U.S. dollar. During the first nine months of 2009, Mac portable systems net sales and unit sales increased by 3% and 14%, respectively, compared to the same period in 2008, due primarily to higher sales of MacBooks, which experienced double digit growth in net sales and unit sales in each of the Company’s reportable operating segments compared to the same period in 2008.

Net sales and unit sales of the Company’s Mac desktop systems decreased by 18% and 10%, respectively, during the third quarter of 2009, and decreased 24% and 14%, respectively, during the first nine months of 2009. The decrease in net sales of Mac desktop systems for the third quarter of 2009 and the first nine months of 2009 was due mainly to a stronger U.S. dollar and a shift in product mix towards lower-priced desktops.

•

Net sales of iPods decreased $186 million or 11% during the third quarter of 2009 and decreased $965 million or 13% during the first nine months of 2009 compared to the same periods in 2008. iPod unit sales decreased by 7% in the third quarter of 2009, while unit sales were relatively flat during the first nine months of 2009 compared to the same periods in 2008. Net sales per iPod unit sold decreased 4% and 13% in the third quarter of 2009 and first nine months of 2009, respectively, compared to the same periods in 2008, resulting from lower average selling prices across most of the iPod product lines, which was due primarily to price reductions taken with the introduction of new iPods in September 2008 and a stronger U.S. dollar, offset partially by a higher product mix of iPod touch.

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

Americas

Net sales in the Americas segment during the third quarter of 2009 increased $392 million or 11% compared to the same period in 2008, and Americas Mac unit sales increased by 1% year-over-year. The increase in net sales during the third quarter of 2009 was attributable to increased iPhone revenue and higher sales of third-party digital content and applications from the iTunes Store, which were offset partially by a decrease in sales of Mac desktop and portable systems and iPods. Mac net sales decreased due largely to lower average selling prices across all Mac products and a shift in product mix toward lower-priced Macs. The Americas segment represented 46% of the Company’s total net sales in the third quarters of both 2009 and 2008.

During the first nine months of 2009, net sales in the Americas segment increased $844 million or 8% compared to the same period in 2008, while Americas Mac unit sales were relatively flat on a year-over-year basis. The increase in net sales during the first nine months of 2009 was attributable primarily to the significant year-over-year increase in iPhone revenue, higher sales of third-party digital content and applications from the iTunes Store, and increased sales of Mac portable systems, which were partially offset by a decrease in sales of Mac desktop systems and iPods. The Americas segment represented approximately 44% and 45% of the Company’s total net sales for the first nine months of 2009 and 2008, respectively.

Europe

Net sales in Europe increased $358 million or 22% during the third quarter of 2009 compared to the third quarter of 2008. The key contributors to this growth were iPhone revenue and sales of third-party digital content and applications from the iTunes Store, which was offset partially by lower year-over-year net sales of Mac desktop and portable systems and iPods. During the third quarter of 2009, total Mac unit sales increased 9% year-over-year, while total Mac net sales decreased resulting from lower average selling prices across all Mac products, a shift in product mix to lower-priced Macs and a stronger U.S. dollar.

For the first nine months of 2009, net sales and Mac unit sales in Europe increased 17% and 9%, respectively, compared to the same periods in 2008. The increase in net sales was due mainly to increased iPhone revenue, strong sales of third-party digital content and applications from the iTunes Store, and Mac portable systems, which were offset partially by lower net sales of Mac desktop systems and iPods. Mac unit sales increased due primarily to strong demand for MacBook, while total Mac net sales decreased due to lower average selling prices across all Mac products, a shift in product mix to lower-priced Macs and a stronger U.S. dollar during the first nine months of 2009 compared to the same period in 2008.

Japan

Japan’s net sales increased $51 million or 14% during the third quarter of 2009 and increased $208 million or 17% during the first nine months of 2009 compared to the same periods in 2008. The key contributors to Japan’s net sales growth for the third quarter of 2009 were increased iPhone revenue, strength in the Japanese Yen, strong demand for certain Mac portable systems, and strong sales of third-party digital content and applications from the iTunes Store, partially offset by decreased sales of Mac desktop systems and iPods. Japan’s net sales growth for the first nine months of 2009 was attributable to increased iPhone revenue, strength in the Japanese Yen, Mac portable sales, sales of third-party digital content and applications from the iTunes Store, and iPods, which were partially offset by a decrease in sales of Mac desktop systems. Net sales and unit sales of Mac portable systems increased during the third quarter of 2009 and first nine months of 2009 compared to the same periods in 2008, driven predominantly by stronger demand for 13-inch Mac portable systems.

Retail

Retail net sales increased $51 million or 4% during the third quarter of 2009 compared to the third quarter in 2008. The increase in net sales was due predominantly to increased iPhone revenue, partially offset by a decrease in sales of iPods and Macs. Retail Mac net sales decreased due to lower average selling prices across all Mac products and shift in product mix to lower-priced Macs. The Company opened six new retail store during the third quarter of 2009, ending the quarter with 258 stores open, compared to 216 stores open at the end of the third quarter of 2008. The year-over-year growth rate of Retail net sales was less than the increase in the average number of stores open during the same period, which the Company believes reflects the challenging consumer-spending environment and continued third-party channel expansion. As a result, with an average of 254 stores and 211 stores open during the third quarters of 2009 and 2008, respectively, average revenue per store declined to $5.9 million for the third quarter of 2009 from $6.8 million in the third quarter of 2008.

Retail net sales grew $110 million or 2% during the first nine months of 2009 compared to the same period in 2008, due primarily to increased iPhone revenue, which was offset partially by a decrease in sales of iPods and a product mix shift to lower-priced Macs. Average revenue per store decreased to $18.7 million for the first nine months of 2009 based on an average of 252 stores, down from $22.4 million in the first nine months of 2008 based on an average of 205 stores.

The Retail segment reported operating income of $321 million during the third quarter of 2009 compared to operating income of $297 million during the third quarter of 2008, and reported operating income of $982 million during the first nine months of 2009 compared to $1.0 billion during the first nine months of 2008. The increase in operating income during the third quarter of 2009 was due to an improvement in the total Company gross margin, and the operating income decrease during the first nine months of 2009 was attributable primarily to lower average revenue per store.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since its inception totaled $1.6 billion through the end of the third quarter of 2009. As of June 27, 2009, the Retail segment had approximately 15,600 full-time equivalent employees and had outstanding lease commitments associated with retail space of $1.4 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Other Segments

The Company’s Other Segments, which consist of its Asia Pacific and FileMaker operations, experienced an increase in net sales of $21 million or 4% during the third quarter of 2009 compared to the third quarter of 2008, which was due primarily to increased iPhone revenue, offset partially by declines in sales of iPods and Mac desktop and portable systems. During the first nine months of 2009, net sales in the Company’s Other Segments decreased by $54 million or 3% compared to the same period in 2008. This decrease was related primarily to lower net sales of most iPods, Mac desktop and portable systems, and as well as a strengthening of the U.S. dollar against the Australian dollar and other Asian currencies, which were offset partially by increased iPhone revenue in the Company’s Asia Pacific region.

Gross Margin

Gross margin for the three- and nine-month periods ended June 27, 2009 and June 28, 2008 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$8,337	$7,464	$26,667	$24,584
Cost of sales	5,314	4,864	17,141	16,178

Gross margin	$3,023	$2,600	$9,526	$8,406

Gross margin percentage	36.3%	34.8%	35.7%	34.2%

The gross margin percentage for the third quarter of 2009 was 36.3% compared to 34.8% for the third quarter of 2008 and the gross margin percentage for the first nine months of 2009 was 35.7% compared to 34.2% for the first nine months of 2008. The gross margin percentage for the third quarter of 2009 and the first nine months of 2009 increased largely as a result of significantly lower commodity and other product costs and a stronger U.S. dollar, which were partially offset by product price reductions.

The Company expects its gross margin percentage to decrease in future periods compared to levels achieved during 2008 and the first nine months of 2009 and anticipates gross margin levels of about 34% in the fourth quarter of 2009. This expected decline is due largely to the anticipated impact of product transitions, flat or reduced pricing on new and innovative products that have higher cost structures, both expected and potential future cost increases for key components, and a stronger U.S. dollar.

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

Operating Expenses

Operating expenses for the three- and nine-month periods ended June 27, 2009 and June 28, 2008 were as follows (in millions, except for percentages):

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Research and development	$341	$292	$975	$811
Percentage of net sales	4%	4%	4%	3%
Selling, general, and administrative	$1,010	$916	$3,086	$2,762
Percentage of net sales	12%	12%	12%	11%

Research and Development (“R&D”)

Expenditures for R&D increased 17% or $49 million to $341 million in the three months ended June 27, 2009 compared to the same period in 2008, and increased 20% or $164 million to $975 million during the nine months ended June 27, 2009 compared to the same period in 2008. These increases were due primarily to higher stock-based compensation expenses and an increase in R&D headcount in the current year to support expanded R&D activities. In addition, $19 million and $64 million of software development costs were capitalized related to Mac OS X Version 10.6 Snow Leopard and excluded from R&D expense during the three- and nine-month periods ended June 27, 2009, respectively, while no software development costs were capitalized during the same periods of 2008. Although total R&D expense increased 17% and 20% during the three- and nine-month periods ended June 27, 2009, respectively, it remained relatively flat as a percentage of net sales given the revenue growth of 12% and 8%, respectively, during the same periods in 2008. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General, and Administrative (“SG&A”)

SG&A expenditures increased $94 million or 10% and $324 million or 12%, respectively, for the three- and nine-month periods ended June 27, 2009 compared to the same periods in 2008. These increases are due primarily to the Company’s continued expansion of its Retail segment, higher stock-based compensation expenses and higher spending on marketing and advertising.

Other Income and Expense

Total other income and expense decreased $58 million or 49% to $60 million during the three months ended June 27, 2009 compared to $118 million in the same period of 2008, and decreased $199 million or 41% during the nine months ended June 27, 2009 compared to the same period in 2008. The overall decrease in other income and expense is attributable to the decline in interest rates during the first nine months of 2009 compared to the first nine months of 2008, partially offset by the Company’s higher cash, cash equivalents and marketable securities balances. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities decreased to 1.11% in the third quarter of 2009 from 2.66% in the third quarter of 2008.

The Company’s investment portfolio had gross unrealized losses of $45 million and $121 million as of June 27, 2009 and September 27, 2008, respectively, which was offset by gross unrealized gains of $65 million and $4 million as of June 27, 2009 and September 27, 2008, respectively. The net unrealized gains as of June 27, 2009 related primarily to short-term marketable securities while the net unrealized losses as of September 27, 2008 related primarily to long-term marketable securities. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates, specifically widening credit spreads. The Company does not have the intent to sell, nor is it more likely than not the Company will be required to sell, an investment before recovery of its amortized cost basis. Accordingly, no declines in fair value were recognized in the Company’s Condensed Statements of Operations during the three- and nine-month periods ended June 27, 2009 and June 28, 2008. The Company may sell certain of its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three- and nine-month periods ended June 27, 2009 and June 28, 2008 related to such sales.

Provision for Income Taxes

The Company’s effective tax rates were 29% and 30% for the three- and nine-month periods ended June 27, 2009, respectively, and 29% and 30% for the three- and nine-month periods ended June 28, 2008, respectively. The Company’s effective rate for these periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

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

Recent Accounting Pronouncements

During the first quarter of 2009, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2 delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of 2010. Although the Company will continue to evaluate the application of FSP No. 157-2, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS No. 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB issued FSP No. FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies, which amends SFAS No. 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, in accordance with SFAS No. 157, if the fair value can be determined during the measurement period. If the fair value of the contingency cannot be determined during the measurement period, FSP No. FAS 141R-1 requires the contingency be recognized in accordance with SFAS No. 5 and FASB Interpretation (“FIN”) No. 14, Reasonable Estimation of the Amount of a Loss, if it meets the criteria for recognition in that guidance. SFAS No. 141R and FSP No. FAS 141R-1 are effective for fiscal years beginning on or after December 15, 2008 and will be adopted by the Company beginning in the first quarter of 2010. Although the Company will continue to evaluate the application of SFAS No. 141R and FSP No. FAS 141R-1, management does not currently believe adoption of these accounting pronouncements will have a material impact on the Company’s financial condition or operating results.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 27, 2009 and September 27, 2008 (in millions):

	June 27, 2009	September 27, 2008
Cash, cash equivalents, and marketable securities	$31,121	$24,490
Accounts receivable, net	$2,686	$2,422
Inventories	$380	$509
Working capital	$18,509	$18,219

As of June 27, 2009, the Company had $31.1 billion in cash, cash equivalents, and marketable securities, an increase of $6.6 billion from September 27, 2008. The principal component of this net increase was the cash generated by operating activities of $7.0 billion, which was partially offset by payments for acquisitions of property, plant, and equipment of $685 million. The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue, net of deferred costs, associated with subscription accounting for iPhone.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities with a minimum rating of single-A. As of June 27, 2009 and September 27, 2008, $15.5 billion and $11.3 billion, respectively, of the Company’s cash, cash equivalents, and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. The Company believes its existing balances of cash, cash equivalents, and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s cash payments for capital asset purchases were $685 million during the first nine months of 2009, consisting of approximately $202 million for Retail store facilities and $483 million for corporate facilities and infrastructure, including information systems enhancements. The Company anticipates utilizing approximately $1.2 billion for capital asset purchases during 2009, including approximately $360 million for Retail facilities and approximately $840 million for corporate facilities and infrastructure.

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

Lease Commitments

As of September 27, 2008, the Company had total outstanding commitments on noncancelable operating leases of $1.8 billion, $1.4 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are generally for terms of 3 to 20 years and generally provide renewal options for terms of 1 to 5 years. Leases for retail space are generally for terms of 5 to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of June 27, 2009, total outstanding commitments on noncancelable operating leases related to leases of retail space was $1.4 billion.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. In addition, the Company has an off-balance sheet warranty obligation for products accounted for under subscription accounting pursuant to SOP No. 97-2 whereby the Company recognizes warranty expense as incurred. As of June 27, 2009, the Company had outstanding off-balance sheet third-party manufacturing commitments, component purchase commitments, and estimated warranty commitments of $3.5 billion.

The Company has entered into prepaid long-term supply agreements to secure the supply of certain inventory components. During the first quarter of 2009, a long-term supply agreement with Intel Corporation was terminated and the remaining prepaid balance of $167 million was repaid to the Company. During the second quarter of 2009, the Company made a prepayment of $500 million to LG Display for the purchase of LCD panels. As of June 27, 2009, the Company had a total of $759 million of inventory component prepayments outstanding.

Subsequent to June 27, 2009, the Company entered into a four-year supply agreement with Toshiba to purchase NAND flash memory. As part of the agreement, the Company made a prepayment of $500 million in the fourth quarter of 2009.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of June 27, 2009, the Company estimated that gross expected future cash flows of approximately $32 million would be required to fulfill these obligations.

Other Obligations

Other outstanding obligations were approximately $266 million as of June 27, 2009, primarily related to advertising, research and development, Internet and telecommunications services, and other obligations.

As of June 27, 2009, the Company had gross unrecognized tax benefits of $680 million and an additional $283 million for gross interest and penalties classified as non-current liabilities in the Condensed Consolidated Balance Sheet. The Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $105 million and $145 million in the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

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

The Company’s market risk profile has not changed significantly during the first nine months of 2009.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. All short-term marketable securities have maturities less than 12 months, while all long-term marketable securities have maturities ranging from one to five years. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the three- and nine-month periods ended June 27, 2009 and June 28, 2008 related to such sales.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 27, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 27, 2009, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the third quarter of 2009 that did not individually or in the aggregate have a material impact on the Company’s results of operations.

Bader v. Anderson, et al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its then current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions and violations of California Business & Professions Code §17200 (unfair competition). The complaint alleged that the Company’s March 14, 2005, proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brought suit on the Company’s behalf, made no demand on the Board of Directors and alleged that such demand was excused. The complaint sought injunctive and other relief for purported injury to the Company. On July 27, 2005, plaintiff filed an amended complaint alleging that, in addition to the purported derivative claims, adoption of the bonus plan and distribution of the proxy statement describing that plan also inflicted injury on her directly as an individual shareholder. On January 10, 2006, the Court sustained defendants’ demurrer to the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on February 7, 2006, and the Company filed a demurrer. After a hearing on June 13, 2006, the Court sustained the demurrer without leave to amend as to the non-director officers and with leave to amend as to the directors. On July 24, 2006, plaintiff filed a third amended complaint, which purported to bring claims derivatively as well as directly on behalf of a class of common stockholders who have been or will be harmed by virtue of the allegedly misleading proxy statement. In addition to reasserting prior causes of action, the third amended complaint included a claim that the Company violated the terms of the plan, and a claim for waste related to restricted stock unit grants to certain officers in 2003 and 2004 and an option grant to the Company’s CEO in January 2000. The Company filed a demurrer to the third amended complaint. On January 30, 2007, the Court sustained the Company’s demurrer with leave to amend. On May 8, 2007, plaintiff filed a fourth amended complaint. The Company filed a demurrer to the fourth amended complaint, which the Court sustained, without leave to amend, on October 12, 2007. On October 25, 2007, the Court entered a final judgment in favor of defendant and ordered the case dismissed with prejudice. On November 26, 2007, plaintiff filed a notice of appeal. Plaintiff’s appeal is pending.

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

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec. Plaintiffs filed a motion to amend their complaint to add a minor plaintiff and claims regarding alleged risks of hearing loss to young people. The hearing on the motion to amend took place on April 24, 2009. The Court has not issued a ruling.

Boston Retirement Board v. Apple Computer, Inc.

On November 3, 2006, the Boston Retirement Board, a purported shareholder, filed a petition for writ of mandate in Santa Clara County Superior Court to compel the inspection of records relating to the Company’s option practices and the Special Committee’s investigation (Boston Retirement Board v. Apple Computer Inc.). Following a September 24, 2007 trial, the Court granted the petition but narrowed the scope of the records to be produced. On April 14, 2008, the Boston Retirement Board filed a derivative action against certain current and former officers and directors in Santa Clara County Superior Court. The Boston Retirement Board filed a motion for fees on November 6, 2008. By stipulation filed December 10, 2008, the Boston Retirement Board agreed to dismiss the derivative action with prejudice upon a final order regarding its fees motion. On January 15, 2009, the Court denied the Boston Retirement Board’s motion for fees. On April 8, 2009, the Court entered the parties’ Stipulation and Proposed Order of Dismissal with Prejudice. The derivative action is now concluded.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act regarding a variety of purportedly unfair and unlawful conduct including, but not limited to, allegedly selling used computers as new and failing to honor warranties. Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract and violation of the Song-Beverly Consumer Warranty Act. Plaintiffs requested unspecified damages and other relief. On May 2, 2005, plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §16700 et seq.) and a claim for false advertising. On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted plaintiffs leave to amend and they filed an amended complaint on December 29, 2005. Plaintiffs’ amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple retail stores. Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the Consumer Legal Remedies Act, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act, and alleged new causes of action for fraud, conversion, and breach of the implied covenant of good faith and fair dealing. The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action. Plaintiffs filed an amended complaint adding one new plaintiff. The Company filed a demurrer, which was granted in part on September 9, 2006. Plaintiffs filed a further amended complaint on September 21, 2006. On October 2, 2006, the Company filed an answer denying all allegations and asserting numerous affirmative defenses. On November 30, 2007, the Company filed a motion for judgment on the pleadings, which the Court denied. Plaintiffs filed a Fifth Amended Complaint on March 19, 2008 and a Corrected Fifth Amended Complaint on April 1, 2008. The Company filed an answer to the Corrected Fifth Amended Complaint on April 18, 2008. The Company filed a motion for judgment on the pleadings for an order dismissing plaintiffs’ fraud claim based upon the statute of limitations, which was granted by the Court on June 24, 2008, with leave to amend. Plaintiffs filed a Sixth Amended Complaint on July 14, 2008 and a Seventh Amended Complaint on August 22, 2008, adding three new reseller plaintiffs. On August 22, 2008, plaintiffs also filed a motion to certify the consumer class. On September 22, 2008, the Company filed its answer to the consumer-related claims denying all allegations and asserting numerous affirmative defenses, and also filed a demurrer to the new reseller claims, which the Court heard on January 30, 2009. The Court sustained the demurrer as to all plaintiffs except one, with leave to amend. Plaintiffs filed an Eighth Amended Complaint further amending the reseller claims on February 24, 2009, and on March 26, 2009, the Company filed a demurrer which was overruled, and a motion to strike which was denied. The Company filed motions for summary adjudication for certain claims of two named plaintiffs, which the Court granted on November 10, 2008. Plaintiffs petitioned the Court of Appeal for a writ of certiorari from the summary adjudication ruling and a motion to stay the class certification hearing, which the Court of Appeal denied on December 17, 2008. On December 19, 2008, the Court held a hearing on plaintiffs’ class certification motion. The Court requested further briefing and an additional hearing, which did not take place because on February 23, 2009, Hon. Jamie A. Jacobs-May disqualified herself from the case. The Company filed a petition for a writ of mandate from this order, which the Court of Appeal denied on May 19, 2009. The case has been reassigned to Hon. Joseph H. Huber. The class certification hearing on the consumer-related claims is scheduled for July 14, 2009. The Company has filed two additional motions for summary adjudication as to certain named plaintiffs’ claims. The Company has also filed a motion to sever the consumer class and the reseller class for the purpose of trial.

Harvey v. Apple Inc.

Plaintiff filed this action on August 6, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent No. 6,753,671 entitled “Recharger for use with a portable electronic device and which includes a proximally located light emitting device” and U.S. Patent No. 6,762,584 entitled “Recharger for use with a portable electronic device and which includes a connector terminus for communicating with rechargeable batteries contained within the device.” The complaint seeks unspecified damages and other relief. The Company filed an answer on October 12, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. On April 7, 2008, plaintiff filed an amended complaint further alleging infringement of the reissue patent of U.S. Patent No. 6,753,671. On April 28, 2008, the Company filed an answer denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing is set for October 28, 2009, and trial is scheduled for April 5, 2010. On February 3, 2009, the Court stayed the proceedings pending the U.S. Patent and Trademark Office’s allowance of the ‘671 reissue patent. On July 7, 2009, the Company filed a motion to transfer the case to the Northern District of California.

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

The two California State Court actions were coordinated on May 4, 2006, and assigned to the Hon. Carl West in Los Angeles County Superior Court. Plaintiffs filed a Consolidated Amended Class Action Complaint on June 8, 2006, alleging violations of California state consumer protection, unfair competition, false advertising and warranty laws and claiming unjust enrichment. The Consolidated Complaint alleges a putative plaintiff class of all California residents who own an iPod nano containing a manufacturing defect that results in the nano being susceptible to excessive scratching. The Company answered the Consolidated Amended Complaint on October 6, 2006. The parties have reached a settlement and on April 28, 2009, the Court granted final approval of the settlement. On May 21, 2009, an objector filed a notice of appeal.

Individual Networks, LLC v. Apple, Inc.

Plaintiff filed this action against the Company on April 24, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,117,516, entitled “Method and System for Providing a Customized Media List.” Plaintiff alleges certain features of the iTunes store infringe the patent. The complaint seeks unspecified damages and other relief. The Company filed an answer on July 2, 2007, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity, as well as a counterclaim against Individual Networks LLC for infringement of U.S. Patent No. 5,724,567. The trial is scheduled for November 9, 2009. The Company has filed a petition with the United States Patent and Trademark Office requesting reexamination of U.S. Patent No. 7,117,516. The Markman hearing took place on October 8, 2008, and the Court issued its Markman ruling on January 12, 2009. The Company filed a motion for summary judgment of inequitable conduct on April 10, 2009, and filed motions for summary judgment of invalidity and lack of written description on April 30, 2009. The Company has also filed a motion to exclude portions of plaintiff’s expert’s report and testimony regarding damages. Plaintiff has filed a motion to exclude damages testimony relating to U.S. Patent No. 5,724,567.

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

OPTi Inc. v. Apple Inc.

Plaintiff filed this action against the Company on January 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent Nos. 5,710,906, 5,813,036 and 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses.” The complaint seeks unspecified damages and other relief. The Company filed an answer on April 17, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing took place on November 26, 2008 and the Court issued its Markman ruling on December 5, 2008. On April 3, 2009, the Court ruled that the accused computers sold between 2005 and 2007 infringed the ‘291 patent. A trial regarding validity, damages and willfulness commenced on April 17, 2009. On April 23, 2009, the jury returned a verdict that the patent was valid and willfully infringed, and awarded $19 million in damages. On May 1, 2009, plaintiff filed a motion for entry of judgment, including a request for enhanced damages based on the willfulness finding, seeking a total of $31 million plus attorneys’ fees. The Company has opposed that motion and has filed its own motions for judgment as a matter of law or, alternatively, for a new trial and/or remittitur, on the issues of validity, willfulness and damages. The Court has not entered a judgment and has not set hearing dates for any of the pending motions.

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

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, seeking authorization to institute a class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004 but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy. A class certification hearing took place January 13, 2006. On February 24, 2006, the Court granted class certification and notice was published during the last week of March 2006. The trial was conducted on October 15 and 16, 2007. On January 11, 2008, the Court issued a ruling in plaintiff’s favor. The Court ruled that despite the Company’s good faith efforts with the levy refund program, the Company must pay the amount claimed, and that the class is comprised of 20,000 persons who purchased an iPod in Quebec between December 12, 2003 and December 14, 2004. The Court ordered the Company to submit a statement of account showing the amount received by the Canadian Private Copying Collective, and the amount that has already been paid to class members in Quebec under the Company’s levy refund program. The Court also ordered the parties to submit further briefing regarding the collective recovery award by February 23, 2008. On February 11, 2008, the Company filed an appeal. A hearing on the appeal is set for October 27, 2009.

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

On March 20, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on April 19, 2007. On June 6, 2007, the Company filed an answer to the consolidated complaint denying all material allegations and asserting numerous affirmative defenses. On July 17, 2008, plaintiffs filed a motion for class certification and on October 17, 2008, the Company filed its opposition to plaintiffs’ motion. The class certification hearing took place on December 16, 2008. On December 22, 2008, the Court granted certification of the monopolization claims and denied without prejudice certification of the tying claims pending reconsideration of its denial of the Company’s motion to dismiss. On February 13, 2009, the Company filed a motion for judgment on the pleadings as to plaintiffs’ tying claims. On May 15, 2009, the Court issued an order granting the Company’s motion in part, dismissing the federal per se tying claim and related state court tying claims and inviting the Company to file another motion for judgment on the pleadings if plaintiffs pursue a rule of reason tying claim. On July 17, 2009, the Court invited the Company to file a motion for reconsideration of the certification of an injunctive-relief class or a motion to strike plaintiffs’ prayer for the type of injunctive relief sought.

A related complaint, Somers v. Apple Inc., was filed on December 31, 2007 in the United States District Court for the Northern District of California on behalf of a purported class of indirect purchasers, alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. The complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. Plaintiff seeks unspecified damages and other relief. On February 21, 2008, the Company filed an answer denying all material allegations and asserting numerous defenses. On February 23, 2009, plaintiff filed a motion for class certification and on April 20, 2009, the Company filed its opposition to that motion. An evidentiary hearing on the class certification motion took place on June 30, 2009. On July 17, 2009, the Court denied certification of plaintiff’s damage claims and deferred ruling on certification of plaintiff’s injunctive claims pending resolution of the additional briefing requested by the Court, which is described above.

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

Vogel v. Jobs et al. (2006 Action)

Plaintiffs filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. On January 19, 2007, the Court appointed the New York City Employees’ Retirement System as lead plaintiff. On March 23, 2007, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Section 14(a) and 20(a) of the Exchange Act as well as state law. The Consolidated Complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. Defendants filed a motion to dismiss on June 8, 2007, which was heard on September 7, 2007. On November 14, 2007, the Court issued an order dismissing all securities claims with prejudice, and held that any amended complaint could only be styled as a derivative case. On December 14, 2007, plaintiff filed a motion for leave to file a first amended consolidated class action complaint. On January 23, 2008, defendants filed an opposition to plaintiff’s motion. Plaintiff’s motion was heard on March 21, 2008. On May 14, 2008, the Court issued an order denying plaintiffs’ motion for leave to amend. The court entered judgment dismissing the case on June 12, 2008. On June 17, 2008, plaintiffs filed a notice of appeal. Plaintiffs’ appeal is pending.

Vogel v. Apple Inc., et al. (2008 Action)

Plaintiff filed this purported class action on June 27, 2008, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors. The allegations, which arise out of the Company’s past stock option practices, are similar to those in the 2006 Vogel v. Jobs et al. action that was dismissed on June 12, 2008, as described above. The complaint purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Sections 10(b) and 20(a) of the Exchange Act. The complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. On July 22, 2008, the Court stayed this case pending the appeal in the 2006 Action.

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

The matters relating to the Company’s past stock option practices and its restatement of consolidated financial statements may result in additional litigation.

The Company’s investigation into its past stock option practices and its restatement of prior financial statements in the Annual Report on Form 10-K for the fiscal year ending September 30, 2006 gave rise to litigation and government investigations. As described in Part II, Item 1, “Legal Proceedings,” several derivative and class action complaints regarding stock options were filed against the Company and current and former officers and directors. These actions have been dismissed following a comprehensive settlement. Two former officers of the Company were also named as defendants in an SEC enforcement action, which has been settled.

No assurance can be given that additional actions will not be filed against the Company and current and former officers and directors as a result of past stock option practices. If such actions are filed and result in adverse findings, the remedies could have a material adverse effect on the Company’s financial condition and operating results.

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

Most of the Company’s components and products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the U.S., and are concentrated in several general locations. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. In addition, the Company relies on third-party manufacturers to adhere to the Company’s supplier code of conduct. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could have a material adverse effect on the Company’s reputation, financial condition and operating results.

Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by external vendors in Texas, Korea, China, and the Czech Republic. Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Japan, Korea, Malaysia, Philippines, Taiwan, Thailand and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the Company’s portable products, including MacBook Pro, MacBook, MacBook Air, iPods, iPhones, and most of the Company’s iMacs. If manufacturing or logistics in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s financial condition and operating results could be materially adversely affected.

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

Because of technological changes in the global personal computer, consumer electronics and mobile communication industries, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, the Company has been notified that it may be infringing such rights. Regardless of merit, responding to such claims can consume significant time and expense. At present, the Company is vigorously defending more than 37 patent infringement cases, 19 of which were filed during fiscal 2009, and several pending claims are in various stages of evaluation. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If the Company is found to be infringing such rights, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology. While in management’s opinion the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate have a material adverse effect on its financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against the Company in the same reporting period, the Company’s financial condition and operating results could be materially adversely affected.

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

Much of the Company’s future success depends on the continued availability and service of key personnel, including its CEO, its executive team and highly skilled employees in technical, marketing and staff positions. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where most of the Company’s key personnel are located. There can be no assurance that the Company will continue to attract and retain key personnel. The Company’s CEO recently returned from a medical leave of absence.

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

Through June 27, 2009, the Company had opened 258 retail stores. The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory, and personnel. The Company also has entered into substantial operating lease commitments for retail space with terms ranging from 5 to 20 years, the majority of which are for 10 years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could have a material adverse effect on the Company’s financial condition and operating results.

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties that could have a material adverse effect on the Company’s financial condition and operating results. These risks and uncertainties include, among other things, macro-economic factors that could have a negative effect on general retail activity, as well as the Company’s inability to manage costs associated with store construction and operation, inability to sell third-party products at adequate margins, failure to manage relationships with existing retail channel partners, more challenging environment in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and inability to obtain and renew leases in quality retail locations at a reasonable cost.

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

Changes in the Company’s tax rates, the adoption of new U.S. tax legislation or exposure to additional income tax liabilities could affect its future results.

The Company is subject to income taxes in the United States and numerous foreign jurisdictions. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. In addition, the current administration and Congress have recently announced proposals for new U.S. tax legislation that, if adopted, could adversely affect the Company’s tax rate. Any of these changes could have a material adverse affect on the Company’s profitability. The Company is also subject to the continual examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not have a material adverse effect on the Company’s financial condition and operating results.

The Company is exposed to credit risk and fluctuations in the market values of its investment portfolio.

Although the Company has not recognized any material losses on its cash, cash equivalents and marketable securities, future declines in their market values could have a material adverse effect on the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Additionally, the Company’s overall investment portfolio has concentrations in the financial sector, which has been negatively impacted by the recent market liquidity conditions. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of the Company’s cash, cash equivalents and marketable securities could decline and result in a material impairment, which could have a material adverse effect on the Company’s financial condition and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1**	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.

3.2	By-Laws of the Registrant, as amended through May 27, 2009.	8-K	6/2/09

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through May 10, 2007.	8-K	5/16/07

10.2**	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07

10.5*	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Form of Option Agreement.	10-K	9/24/05

10.8*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.9*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.10*	Transition Agreement and Settlement Agreement and Release dated as of November 3, 2008 by and between the Registrant and Anthony Fadell.	10-Q	12/27/08

14.1	Business Conduct Policy of the Registrant dated February 2009.	10-Q	3/28/09

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

****

Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 22, 2009	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer Senior Vice President and Chief Financial Officer