Form 10-K
period 2009-09-26
APPLE INC
filed 2009-10-27
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 28, 2009, was approximately $94,593,000,000 based upon the closing price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

900,678,473 shares of Common Stock Issued and Outstanding as of October 16, 2009

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Company Background

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) design, manufacture, and market personal computers, mobile communication devices, and portable digital music and video players and sell a variety of related software, services, peripherals, and networking solutions. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers, and value-added resellers. In addition, the Company sells a variety of third-party Macintosh® (“Mac”), iPhone® and iPod® compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores, and digital content and applications through the iTunes Store®. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government and creative customers. The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company’s fiscal calendar. The Company is a California corporation founded in 1977.

Business Strategy

The Company is committed to bringing the best personal computing, mobile communication and portable digital music and video experience to consumers, students, educators, businesses, and government agencies through its innovative hardware, software, peripherals, services, and Internet offerings. The Company’s business strategy leverages its unique ability to design and develop its own operating system, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to the development and enhancement of innovative products and technologies. In addition to evolving its personal computers and related solutions, the Company continues to capitalize on the convergence of the personal computer, mobile communications and digital consumer electronics by creating and refining innovations, such as iPhone, iPod and the iTunes Store. The Company desires to support a community for the development of third-party products that complement the Company’s offerings through its developer programs. The Company offers various third-party software applications and hardware accessories for Mac® computers, iPhones and iPods through its retail and online stores, as well as software applications for the iPhone and iPod touch platforms through its App Store™. The Company’s strategy also includes expanding its distribution network to effectively reach more of its targeted customers and provide them with a high-quality sales and post-sales support experience.

Consumer and Small and Mid-Sized Business

The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. The Company sells many of its products and resells certain third-party products in most of its major markets directly to consumers and businesses through its retail and online stores. The Company has also invested in programs to enhance reseller sales, including the Apple Sales Consultant Program, which places Apple employees and contractors at selected third-party reseller locations, and the Apple Premium Reseller Program, through which independently run businesses focus on the Apple platform and provide a high level of customer service and product expertise. The Company believes providing direct contact with its targeted customers is an efficient way to demonstrate the advantages of its products over those of its competitors.

At the end of fiscal 2009, the Company had opened a total of 273 retail stores, including 217 stores in the U.S. and 56 stores internationally. The Company has typically located its stores at high-traffic locations in quality shopping malls and urban shopping districts. By operating its own stores and locating them in desirable high-traffic locations, the Company is better positioned to control the customer buying experience and attract new customers. The stores are designed to simplify and enhance the presentation and marketing of the Company’s products and related solutions. To that end, retail store configurations have evolved into various sizes to accommodate market-specific demands. The stores employ experienced and knowledgeable personnel who provide product advice, service and training. The stores offer a wide selection of third-party hardware, software, and various other accessories and peripherals that complement the Company’s products.

Education

Throughout its history, the Company has focused on the use of technology in education and has been committed to delivering tools to help educators teach and students learn. The Company believes effective integration of technology into classroom instruction can result in higher levels of student achievement, especially when used to support collaboration, information access, and the expression and representation of student thoughts and ideas. The Company has designed a range of products and services to address the needs of education customers, which includes one-to-one (“1:1”) learning. A 1:1 learning solution typically consists of a networked environment that includes a portable computer for every student and teacher. In addition, the Company supports mobile learning and real-time distribution and accessibility of education related materials through iTunes U, which allows students and teachers to share and distribute educational media directly through their computers and mobile communication devices.

Enterprise, Government and Creative

The Company also sells its hardware and software products to customers in enterprise, government and creative markets in each of its geographic segments. These markets are also important to many third-party developers who provide Mac-compatible hardware and software solutions. Customers in these markets utilize the Company’s products because of their high-powered computing performance and expansion capabilities, networking functionality, and seamless integration with complementary products. The Company designs its high-end hardware solutions, including Mac Pro desktops, MacBook® Pro and MacBook Air® portable systems, and Xserve® servers, to incorporate the power, expandability, and other features desired by these professionals. The Company’s operating system, Mac OS® X, incorporates powerful graphics and audio technologies and features developer tools to optimize system and application performance.

Other

In addition to consumer, SMB, education, enterprise, government and creative markets, the Company provides hardware and software products and solutions for customers in the information technology and scientific markets.

Business Organization

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Japan and Retail. The Americas, Europe and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and

South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable geographic operating segment and the Retail operating segment provide similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in Notes to Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Products

The Company offers a range of personal computing products, mobile communication devices, and portable digital music and video players, as well as a variety of related software, services, peripherals, networking solutions and various third-party hardware and software products. The Company designs, develops, and markets to Mac and Windows users its iPhone mobile communication devices and its family of iPod digital music and video players, along with related accessories and services, including the online distribution of third-party digital content and applications through the Company’s iTunes Store. In addition, the Company offers its own software products, including Mac OS X, the Company’s proprietary operating system software for the Mac; server software and related solutions; professional application software; and consumer, education, and business oriented application software. The Company’s primary products are discussed below.

Mac Hardware Products

The Company offers a range of personal computing products including desktop and notebook computers, servers, related devices and peripherals, and various third-party hardware products. The Company’s Mac desktop and portable systems feature Intel microprocessors, the Company’s Mac OS X Version 10.6 Snow Leopard® (“Mac OS X Snow Leopard”) operating system and iLife® suite of software for creation and management of digital photography, music, movies, DVDs and websites.

MacBook® Pro

The MacBook Pro family of notebook computers is designed for professionals and consumers. In June 2009, the Company updated its aluminum unibody MacBook Pro line to include 13-inch, 15-inch and 17-inch models. Each MacBook Pro includes an LED-backlit display, a glass Multi-Touch™ trackpad, an illuminated keyboard, an SD card or ExpressCard slot, a FireWire® 800 port, built-in AirPort Extreme® 802.11n wireless networking and Bluetooth 2.1. The 13-inch MacBook Pro includes up to 2.53 GHz in processor speed and an NVIDIA GeForce 9400M graphics processor. The 15-inch and 17-inch MacBook Pro models offer up to 3.06 GHz in processor speed and the NVIDIA GeForce 9600M GT discrete graphics processor.

MacBook®

The MacBook is designed for consumer and education users. In October 2009, the Company updated its MacBook with a new polycarbonate unibody design that includes an LED-backlit display and a glass Multi-Touch™ trackpad. The MacBook includes up to 2.26 GHz in processor speed, NVIDIA GeForce 9400M graphics processor, support for up to 4GB of 1066 MHz SDRAM memory, up to a 500 GB Serial ATA hard drive, a SuperDrive®, built-in AirPort Extreme 802.11n wireless networking and Bluetooth 2.1.

MacBook Air®

In June 2009, the Company updated its MacBook Air, an ultra-slim notebook computer that measures 0.16-inches at its thinnest point and 0.76-inches at its maximum height when closed. The MacBook Air includes up to 2.13 GHz processor speed with 6MB of Level 2 cache, NVIDIA GeForce 9400M graphics processor, 2GB of memory, and a 128GB hard drive. The MacBook Air includes a 13.3-inch LED-backlit widescreen display, a full-size backlit keyboard, a built-in iSight® video camera, a trackpad with Multi-Touch gesture support, and built-in AirPort Extreme 802.11n wireless networking and Bluetooth 2.1.

Mac® Pro

The Mac Pro desktop computer is targeted at business and professional customers and is designed to meet the performance, expansion, and networking needs of the most demanding Mac user. In March 2009, the Company introduced an updated Mac Pro featuring up to two Intel Quad-Core Xeon processors running at up to 2.93 GHz, 8GB of shared Level 3 cache per processor, and up to 32GB of 1066 MHz SDRAM memory. The Mac Pro also features a direct attach storage solution for snap-in installation of up to four 1TB hard drives for a total of 4TB of internal storage, up to two double-layer SuperDrive disk drives, Bluetooth 2.1 and optional AirPort Extreme 802.11n wireless networking.

iMac®

The iMac desktop computer is targeted at consumer, education and business customers. In October 2009, the Company introduced new iMac models, which feature 21.5-inch or 27-inch LED-backlit displays in a glass and aluminum enclosure. The iMac includes up to 3.33 GHz processor speed, up to 16GB of 1066 MHz SDRAM memory, multiple graphics card options, up to a 2TB Serial ATA hard drive and a slot-loading double-layer SuperDrive. The 27-inch iMac model also features an Intel Quad-Core i5 or i7 processor running at up to 2.8 GHz, and is expected to be available in November 2009. All iMac models include a built-in iSight video camera, AirPort Extreme 802.11n wireless networking, Bluetooth 2.1 and come with the new wireless Magic Mouse, the first mouse with Multi-Touch technology.

Mac® mini

The Mac mini is a desktop computer measuring 6.5 by 6.5 by 2-inches. In October 2009, the Company updated the Mac mini line to include up to 2.66 GHz processor speed, up to 4GB of 1066 MHz SDRAM memory, up to a 500GB hard drive and NVIDIA GeForce 9400M integrated graphics. All Mac mini models include built-in AirPort Extreme 802.11n wireless networking, Bluetooth 2.1, a total of five USB 2.0 ports, and one FireWire 800 port. Mac mini includes dual display support and can operate displays with Mini DisplayPort or DVI connections. The Company also offers a Mac mini that is configured with Mac OS X Snow Leopard Server, featuring two 500GB hard drives for a total of 1TB of server storage.

Xserve®

Xserve is a 1U rack-mount server available with up to two 2.93 GHz Quad-Core Intel Xeon processors and features Mac OS X Server 10.6 Snow Leopard, which became available in August 2009. Xserve supports up to 24GB of random access memory, remote management, storage drives of up to 3TB, an optional 128GB solid state drive and an optional internal Xserve RAID card.

iPhone®

iPhone combines a mobile phone, a widescreen iPod with touch controls, and an Internet communications device in a single handheld product. Based on the Company’s Multi Touch user interface, iPhone features desktop-class email, web browsing, searching, and maps and is compatible with both Macs and Windows-based computers. iPhone automatically syncs content from users’ iTunes libraries, as well as contacts, bookmarks, and email accounts. iPhone allows users to wirelessly access the iTunes Store to purchase and/or download audio and video content as well as thousands of applications. In July 2008, the Company launched the App Store that allows a user to browse, search for, or purchase third-party applications through either a Mac or Windows-based computer or by wirelessly downloading directly to an iPhone or iPod touch.

In June 2009, the Company announced iPhone 3GS, the third-generation iPhone. It combines the features of iPhone 3G, which was released in July 2008, with a built-in three megapixel auto-focus camera, video recording and hands free voice control. iPhone 3GS is a quad-band GSM phone featuring 3G, EDGE and Wi-Fi wireless technologies for data networking, Bluetooth 2.1, and a 3.5-inch touch widescreen with 480-by-320 resolution at

163 pixels per inch. iPhone 3GS provides up to 12 hours of talk time on 2G networks and five hours using 3G networks, up to nine hours of web browsing, up to ten hours of video playback, or up to 30 hours of audio playback. It is available in 16GB and 32GB configurations. The Company also continues to offer the iPhone 3G in a 8GB configuration.

In September 2009, the Company released iPhone 3.1 software, which features Genius technology enhancements including Genius Mixes and Genius recommendations for applications. iPhone 3.1 also incorporates improved syncing capabilities, which allows users to organize their applications in iTunes and sync back to their iPhones. iPhone 3.1 includes Cut, Copy and Paste, Spotlight® Search, MMS messaging and a landscape keyboard for Mail, Notes and Safari®. Certain features of the iPhone 3.1 software are not supported by some of iPhone’s cellular network carriers.

The Company has signed multi-year agreements with various cellular network carriers authorizing them to distribute and provide cellular network services for iPhones. These agreements are generally not exclusive with a specific carrier, except in the U.S., Germany, Spain, Ireland, and certain other countries.

In addition to the Company’s own iPhone accessories, third-party iPhone compatible products, including headsets, cables and docks, power supplies, and carrying cases, are available through the Company’s online and retail stores or from third parties.

Music Products and Services

The Company offers its iPod line of portable digital music and video players and related accessories to Mac and Windows users. All iPods work with the Company’s iTunes digital music management software (“iTunes”) available for both Mac and Windows-based computers. The Company also provides an online service to distribute third-party music, audio books, music videos, short films, television shows, movies, podcasts, and applications through its iTunes Store. In addition to the Company’s own iPod accessories, third-party iPod compatible products are available, either through the Company’s online and retail stores or from third parties, including portable and desktop speaker systems, headphones, car radio solutions, voice recorders, cables and docks, power supplies and chargers, and carrying cases and armbands.

iPod® shuffle

In September 2009, the Company updated the third-generation iPod shuffle, a flash-memory-based iPod which is nearly half the size of the second generation model and is the first music player with the VoiceOver feature enabling it to speak song titles, artists and playlist names. iPod shuffle holds up to 1,000 songs and is the first iPod shuffle to accommodate playlists. iPod shuffles include a shuffle switch feature that allows users to listen to their music in random order or in the order of their playlists synced through iTunes. iPod shuffle works with iTunes’ patent-pending AutoFill option that automatically selects songs to fill the iPod shuffle from a user’s iTunes library. The new iPod shuffle is available in 2GB and 4GB configurations in an aluminum design in a variety of colors, or a special edition 4GB configuration in a stainless steel design.

iPod® nano

In September 2009, the Company introduced the new iPod nano, a flash-memory-based iPod. The new iPod nano includes a video camera, microphone and speaker, a built-in FM radio with live pause functionality, iTunes Tagging, and a built-in pedometer. The new iPod nano incorporates a larger 2.2-inch display with 204 pixels per inch, a built-in accelerometer, and an updated user interface featuring Cover Flow® and Shake to Shuffle mode. The new iPod nano also features Genius Mixes, allowing users to automatically create song mixes from their music libraries. The new iPod nano provides up to 24 hours of audio playback or up to five hours of video playback and is available in 8GB and 16GB configurations in a variety of colors.

iPod® classic

The iPod classic is an upgraded version of the original iPod, the Company’s hard-drive based portable digital music and video player. In September 2009, the Company introduced an updated version of the iPod classic, which has 160 GB of storage and is capable of holding up to 40,000 songs, 200 hours of video, or 25,000 photos. The iPod classic provides up to 36 hours of audio playback or up to six hours of video playback, features “Genius” technology, and includes a 2.5-inch color screen that can display album artwork, photos, and video content including music videos, video and audio podcasts, short films, television shows, movies, and games.

iPod® touch

In September 2009, the Company introduced the third-generation iPod touch, a flash-memory-based iPod that is 0.33-inches thin and features a 3.5-inch widescreen display, Genius technology, a built-in speaker, and an accelerometer. The new iPod touch features peer-to-peer connections, which gives users the ability to play multi-player games with other users, Genius Mixes, and iPhone 3.1 software. The iPod touch’s user interface is based on the Company’s Multi-Touch user interface. It also includes Wi-Fi wireless networking, which allows users to access the iTunes Wi-Fi Music Store and the App Store to purchase and/or download audio and video files, as well as a variety of other applications. The iPod touch is available in 8GB, 32GB and 64GB configurations and features up to 30 hours of audio playback and up to six hours of video playback.

iTunes® 9

iTunes is an application for playing, downloading, and organizing digital audio and video files and is available for both Mac and Windows-based computers. iTunes is integrated with the iTunes Store, a service that allows customers to find, purchase, rent, and download third-party digital music, audio books, music videos, short films, television shows, movies, games, and other applications. Originally introduced in the U.S. in April 2003, the iTunes Store now serves customers in 23 countries. In September 2009, the Company announced iTunes 9, which includes Genius Mixes, a new feature in Genius technology, Home Sharing, which allows users to transfer music, movies and TV shows among up to five authorized computers, and improved syncing functionality that allows users to organize their iPhone applications in iTunes, to sync music by artist and genre, and to sync photos by Events and Faces. In January 2009, the Company announced it would offer all songs in the iTunes catalog without digital rights management software and that iTunes songs would be available at three standard price points, beginning in April 2009 in most countries.

Peripheral Products

The Company sells a variety of Apple-branded and third-party Mac-compatible peripheral products directly to end-users through its retail and online stores, including printers, storage devices, computer memory, digital video and still cameras, and various other computing products and supplies.

Displays

The Company manufactures the Apple Cinema High Definition Display™, a 30-inch widescreen flat panel display. In October 2008, the Company introduced a 24-inch LED Cinema Display that features a built-in iSight camera, microphone, built-in 2.1 speaker system and MagSafe® charger.

Apple TV®

Apple TV is a device that permits users to wirelessly play iTunes content on a widescreen television. Compatible with a Mac or Windows-based computer, Apple TV includes a 160GB hard drive capable of storing up to 200 hours of video, 36,000 songs, 25,000 photos, or a combination of each and is compatible with high definition televisions with resolution up to 1080p. Apple TV connects to a broad range of widescreen televisions and home theater systems and comes standard with high-definition multimedia interface, component video, and both analog and digital optical audio ports. Using AirPort Extreme 802.11n wireless networking, Apple TV can auto-sync content from one computer or stream content from up to five additional computers directly to a television.

Software Products and Computer Technologies

The Company offers a range of software products for consumer, SMB, education, enterprise, government, and creative customers, including the Company’s proprietary operating system software; server software and related solutions; professional application software; and consumer, education, and business oriented application software.

Operating System Software

Mac OS® X is built on an open-source UNIX-based foundation. Mac OS X Snow Leopard is the sixth major release of Mac OS X and became available in August 2009. Mac OS X Snow Leopard features upgraded speed and performance and includes a new version of QuickTime® X, support for Microsoft Exchange Server 2007 and VoiceOver integration with the Multi-Touch trackpad. Mac OS X Snow Leopard refines 90 percent of the projects in Mac OS X, is about half the size of the previous version, and frees up to 7GB of drive space once installed. Snow Leopard retains Stacks, a means of easily accessing files from the Dock; Finder™ that lets users quickly browse and share files between multiple Macs; Quick Look, a way to instantly see files without opening an application; Spaces®, a feature used to create groups of applications and instantly switch between them; and Time Machine®, a way to automatically back up all of the contents of a Mac.

Application Software

iLife® ’09

In January 2009, the Company introduced iLife ’09, the latest release of its consumer-oriented digital lifestyle application suite, which features iPhoto®, iMovie®, iDVD®, GarageBand®, and iWeb™. iPhoto is the Company’s consumer-oriented digital photo software application, which includes new features for organizing and browsing photos, including Faces and Places which use face detection, face recognition and GPS geo-tagging technologies. iMovie is the Company’s consumer-oriented digital video editing software application and features the new Precision Editor, video stabilization, advanced drag and drop, and animated travel maps. iDVD® is the Company’s consumer-oriented software application that enables users to turn iMovie files, QuickTime® files, and digital pictures into interactive DVDs. GarageBand® is the Company’s consumer-oriented music creation software application that allows users to play, record and create music using a simple interface. iWeb™ allows users to create online photo albums, blogs and podcasts, and to customize websites using editing tools.

iWork® ’09

In January 2009, the Company introduced iWork ’09, the latest version of the Company’s integrated productivity suite designed to help users create, present, and publish documents, presentations, and spreadsheets. iWork ’09 includes updates to Pages® ’09 for word processing and page layout, Keynote® ’09 for presentations, and Numbers® ’09 for spreadsheets. Among the new features in iWork, Keynote introduces advanced object transitions, Pages features a new full screen view, and Numbers introduces a quick way to group and summarize data and a simplified way to create complex formulas.

Final Cut Studio®

In July 2009, the Company updated Final Cut Studio®, the Company’s video production suite designed for video professionals. Final Cut Studio 2 features Final Cut Pro® 7 for video editing, DVD Studio Pro® 4 for DVD authoring, Motion 4 for real-time motion graphics, Soundtrack® Pro 3 for audio editing and sound design, Color 1.5 for color grading and finishing, and Compressor 3.5 for encoding media in multiple formats. The Company also offers Final Cut Express 4, a consumer version of the Company’s movie making software, and Final Cut Server 1.5.

Logic Studio®

In July 2009, the Company updated Logic Studio, a comprehensive suite of professional tools used by musicians and professionals to create, perform, and record music. Logic Studio features Logic® Pro 9, an upgraded version of the Company’s music creation and audio production software application; MainStage® 2, a live performance application; Soundtrack® Pro 3, a professional audio post production software; Compressor 3.5 for encoding in a variety of formats; Studio Instruments, made up of 40 instrument plug-ins; Studio Effects, with 80 professional effect plug-ins; and studio Sound Library. In addition, the Company offers Logic Express 9, a version that includes many of the features of Logic Studio Pro and provides an easy entry into professional music production.

FileMaker® Pro

The FileMaker Pro database software offers relational databases and desktop-to-web publishing capabilities. In January 2009, the Company introduced FileMaker Pro 10, which features a new interface, a redesigned and customizable Status Toolbar, the ability to save the results of search and Script Triggers, which launch scripts triggered by user actions or based on time limits. The Company also offers FileMaker Pro 10 Advanced, FileMaker Server 10 and FileMaker Server 10 Advanced.

Internet Software and Services

The Company is focused on delivering seamless integration with and access to the Internet throughout the Company’s products and services. The Company’s Internet solutions adhere to many industry standards to provide an optimized user experience.

Safari®

In June 2009, the Company released Safari 4, a web browser compatible with Macs and Windows PCs. Safari 4 features the Nitro engine, which runs JavaScript faster than Safari 3 and includes enhanced browsing functionality with Top Sites, Full History Search and Cover Flow. Safari 4 supports video and audio tags in HTML 5 and supports CSS 3 Animations and Web Fonts, which provide designers additional choices of fonts to create web sites.

QuickTime®

QuickTime, the Company’s multimedia software for Mac or Windows-based computers, features streaming of live and stored video and audio over the Internet and playback of high-quality audio and video on computers. QuickTime 7 features H.264 encoding and can automatically determine a user’s connection speed to ensure they are getting the highest-quality content stream possible. QuickTime 7 also delivers multi-channel audio and supports a wide range of industry standard audio formats. The Company also offers QuickTime X, a new version of QuickTime that ships with Mac OS X Snow Leopard, and QuickTime 7 Pro, a suite of software tools, allows creation and editing of Internet-ready audio and video files.

MobileMe™

In June 2008, the Company introduced MobileMe, an annual subscription-based suite of Internet services that delivers email, contacts and calendars to and from native applications on iPhone, iPod touch, Macs, and Windows-based computers. MobileMe services include Internet message access protocol mail, an ad-free email service; website hosting for publishing websites from iWeb; iDisk®, a virtual hard drive accessible anywhere with Internet access; Web Gallery for viewing and sharing photos that is fully integrated with iPhoto and iMovie; MobileMe Sync, which keeps Safari bookmarks, iCal® calendars, Address Book information, Keychain®, and Mac OS X Mail preferences up-to-date across multiple computers, iPhones, and iPod touches. When combined with iPhone, MobileMe features Find My iPhone, which helps users locate their lost iPhones, and a new Remote Wipe feature that allows users to erase all data and content if their iPhones cannot be located. MobileMe provides combined email and file storage of 20GB for individuals and 40GB for families with additional storage options.

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

Markets and Distribution

The Company’s customers are primarily in the consumer, SMB, education, enterprise, government and creative markets. The Company distributes its products through wholesalers, resellers, national and regional retailers and cataloguers. No individual customer accounted for more than 10% of net sales in 2009, 2008 or 2007. The Company also sells many of its products and resells certain third-party products in most of its major markets directly to customers through its own sales force and retail and online stores.

Competition

The Company is confronted by aggressive competition in all areas of its business. The markets for personal computers, mobile communication devices, consumer electronics, related software, services and peripheral products are highly competitive. These markets are characterized by rapid technological advances in both hardware and software that have substantially increased the capabilities and use of personal computers, mobile communication devices, and other digital electronic devices that have resulted in the frequent introduction of new products with competitive price, feature, and performance characteristics. Over the past several years, price competition in these markets has been particularly intense. The Company’s competitors who sell personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. The principal competitive factors include price, product features, relative price/performance, product quality and reliability, design innovation, availability of software and peripherals, marketing and distribution capability, service and support, and corporate reputation. Further, as the personal computer industry and its customers place more reliance on the Internet, an increasing number of Internet devices that are smaller, simpler and less expensive than traditional personal computers may compete with the Company’s products.

The Company is focused on expanding its market opportunities related to mobile communication devices including the iPhone. The mobile communications industry is highly competitive and includes several large, well-funded and experienced participants. The Company expects competition in the mobile communication industry to intensify significantly as competitors attempt to imitate some of the iPhone’s functionality and applications within their own smart phones or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. This industry is characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses.

The Company’s music products and services have faced significant competition from other companies promoting their own digital music and content products and services, including those offering free peer-to-peer music and video services. The Company believes it currently retains a competitive advantage by offering superior innovation and integration of the entire solution including the hardware (personal computer, iPhone and iPod), software (iTunes), and distribution of digital content and applications (iTunes Store, iTunes Wi-Fi Music Store and App Store). Some of the Company’s current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings. Alternatively, these competitors may collaborate with each other to offer solutions that are more integrated than those they currently offer.

The Company’s future financial condition and operating results are substantially dependent on the Company’s ability to continue to develop and offer new innovative products and services in each of the markets it competes in.

Raw Materials

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including but not limited to microprocessors, enclosures, certain liquid crystal displays (“LCDs”), certain optical drives, and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources, which subjects the Company to significant supply and pricing risks. Many of these and other key components available from multiple sources including but not limited to NAND flash memory, dynamic random access memory (“DRAM”), and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. Therefore, the Company remains subject to significant risks of supply shortages and price increases that can materially adversely affect its financial condition and operating results.

The Company and other participants in the personal computer, mobile communication and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products. In addition, the Company uses some custom components that are not common to the rest of the personal computer, mobile communication and consumer electronics industries, and new products introduced by the Company often utilize custom components available from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements.

Significant portions of the Company’s Mac computers, iPhones, iPods, logic boards and other assembled products are manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company’s outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced suppliers of components and manufacturing outsourcing for many of the Company’s key products, including but not limited to final assembly of substantially all of the Company’s portable Mac computers, iPhones, iPods and most of the Company’s desktop products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover the Company’s requirements for periods ranging from 30 to 150 days.

The Company believes there are several component suppliers and manufacturing vendors whose loss to the Company if they were to encounter financial distress or become insolvent, incur capacity or supply constraints, become unable to obtain credit, or for any other reason could materially adversely affect the Company’s business and financial condition. At this time, such vendors include, without limitation, 3M Co., Advanced Micro Devices Inc., AKM Semiconductor Inc., Amkor Technology Inc., Analog Devices Inc., Aptina Imaging Corp., ARM Holdings PLC., Atheros Communications Inc., Atmel Corp., AU Optronics Corp., Avago Technologies Ltd.,

Broadcom Corp., Cirrus Logic Inc., Corning Inc., Cypress Semiconductor Corp., Dover Corp., Flextronics Inc., Foxconn Technology Co. Ltd., Hon Hai Precision Industry Co. Ltd., Imagination Technologies Group PLC., Infineon Technologies AG, Intel Corp., Inventec Appliances Corp., LG Display Co. Ltd., Linear Technology Corp., MagnaChip Semiconductor Corp., Maxim Integrated Products Inc., Mitsumi Electric Co. Ltd., Murata Mfg. Co. Ltd., National Semiconductor Corp., Nichia Corp., NVIDIA Corp., NXP B.V., OmniVision Technologies Inc., Quanta Computer, Inc., Pegatron Corp., Philips Lumileds Lighting Co., Renesas Semiconductor Co. Ltd., RF Micro Devices Inc., ROHM Co. Ltd., Samsung Electronics Co. Ltd., Skyworks Solutions Inc., STMicroelectronics NV, Sumitomo Chemical Co. Ltd., Texas Instruments Inc., Toshiba Corp., Toyoda Gosei Co. Ltd., and TriQuint Semiconductor Inc.

Research and Development

Because the personal computer, mobile communication and consumer electronics industries are characterized by rapid technological advances, the Company’s ability to compete successfully is heavily dependent upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new products and technologies and to enhance existing products in the areas of computer hardware and peripherals, mobile communication devices, consumer electronics products, system software, applications software, networking and communications software and solutions, and Internet services and solutions. The Company may expand the range of its product offerings and intellectual property through licensing and acquisition of third-party business and technology. The Company’s research and development expenditures totaled $1.3 billion, $1.1 billion and $782 million in 2009, 2008 and 2007, respectively.

Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its computer systems, iPhone and iPod devices, peripherals, software and services. In addition, the Company has registered and/or has applied to register, trademarks and service marks in the U.S. and a number of foreign countries for “Apple,” the Apple logo, “Macintosh,” “Mac,” “iPhone,” “iPod,” “iTunes,” “iTunes Store,” “Apple TV,” “MobileMe” and numerous other trademarks and service marks. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

The Company regularly files patent applications to protect inventions arising from its research and development, and is currently pursuing thousands of patent applications around the world. Over time, the Company has accumulated a portfolio of several thousand issued patents in the U.S. and worldwide. In addition, the Company currently holds copyrights relating to certain aspects of its products and services. No single patent or copyright is solely responsible for protecting the Company’s products. The Company believes the duration of the applicable patents it has been granted is adequate relative to the expected lives of its products. Due to the fast pace of innovation and product development, the Company’s products are often obsolete before the patents related to them expire, and sometimes are obsolete before the patents related to them are even granted.

Many of the Company’s products are designed to include intellectual property obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee such licenses could be obtained at all. Because of technological changes in the computer, digital music player and mobile communications industries, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties.

Foreign and Domestic Operations and Geographic Data

The U.S. represents the Company’s largest geographic marketplace. Approximately 54% of the Company’s net sales in 2009 came from sales to customers inside the U.S. Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by external vendors in California, Texas, the People’s Republic of China (“China”), the Czech Republic and the Republic of Korea (“Korea”). Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Germany, Ireland, Israel, Japan, Korea, Malaysia, the Netherlands, the Philippines, Taiwan, Thailand and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the Company’s portable Mac products, iPhone, iPods and most of the Company’s desktop products. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Information regarding financial data by geographic segment is set forth in Part II, Item 7 and Item 8 of this Form 10-K and in Notes to Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Seasonal Business

The Company has historically experienced increased net sales in its first and fourth fiscal quarters compared to other quarters in its fiscal year due to seasonal demand related to the holiday season and the beginning of the school year. This historical pattern should not be considered a reliable indicator of the Company’s future net sales or financial performance.

Warranty

The Company offers a basic limited parts and labor warranty on most of its hardware products, including Mac computers, iPhones and iPods. The basic warranty period is typically one year from the date of purchase by the original end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company’s hardware products. In addition, consumers may purchase the AppleCare Protection Plan, which extends service coverage on many of the Company’s hardware products in most of its major markets.

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

Environmental Laws

Compliance with federal, state, local and foreign laws enacted for the protection of the environment has to date had no material effect on the Company’s capital expenditures, earnings, or competitive position. In the future, compliance with environmental laws could materially adversely affect the Company.

Production and marketing of products in certain states and countries may subject the Company to environmental and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have been passed in several jurisdictions in which the Company operates including various countries within Europe and Asia and certain states and provinces within North America. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not materially adversely affect the Company’s financial condition or operating results.

Employees

As of September 26, 2009, the Company had approximately 34,300 full-time equivalent employees and an additional 2,500 full-time equivalent temporary employees and contractors.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at http://www.apple.com/investor when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may continue to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations since the Company generally raises prices on goods and services sold outside the U.S. to offset the effect of the strengthening of the U.S. dollar, a trend that has been very pronounced recently. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services and on the Company’s financial condition and operating results.

In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on the Company’s business, including the insolvency of key suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products and/or customer, including channel partner, insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting the Company’s treasury operations. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

Uncertainty about current global economic conditions could also continue to increase the volatility of the Company’s stock price.

Global markets for personal computers, mobile communication devices, digital music and video devices, and related peripherals and services are highly competitive and subject to rapid technological change. If the Company is unable to compete effectively in these markets, its financial condition and operating results could be materially adversely affected.

The Company competes in highly competitive global markets characterized by aggressive price cutting, with resulting downward pressure on gross margins, frequent introduction of new products, short product life cycles, evolving industry standards, continual improvement in product price/performance characteristics, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers.

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its personal computers, mobile communication devices, and consumer electronics, including the hardware, operating system, numerous software applications, and related services. As a result, the Company must make significant investments in research and development and as such, the Company currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous patents, trademarks and service marks. By contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if other companies infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be negatively affected and its financial condition and operating results could be materially adversely affected.

In the market for personal computers and peripherals, the Company faces a significant number of competitors, many of which have broader product lines, lower priced products, and larger installed customer bases. Consolidation in this market has resulted in larger and potentially stronger competitors. Price competition has been particularly intense as competitors selling Windows-based personal computers have aggressively cut prices and lowered product margins. The Company also faces increased competition in key market segments, including consumer, SMB, education, enterprise, government and creative markets. An increasing number of Internet devices that include software applications and are smaller and simpler than traditional personal computers compete for market share with the Company’s existing products.

The Company is currently the only authorized maker of hardware using the Mac OS. The Mac OS has a minority market share in the personal computer market, which is dominated by computer makers using competing operating systems, most notably Windows. The Company’s financial condition and operating results depend substantially on the Company’s ability to continually improve the Mac platform to maintain functional and design advantages. Use of unauthorized copies of the Mac OS on other companies’ hardware products may result in decreased demand for the Company’s hardware products, and could materially adversely affect the Company’s financial condition and operating results.

The Company is currently focused on certain mobile communication devices, such as iPhone, consumer electronic devices, including the iPod family of digital music and video players and third-party digital content and applications distribution. The Company faces substantial competition from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. The Company also competes with illegitimate ways to obtain third-party digital content and applications. The Company has only recently entered the mobile communications market, and many of its competitors in the mobile communications market have significantly greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and experience and a lower cost structure, they may be able to provide such products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing these components seamlessly within their individual offerings or work collaboratively to offer integrated solutions.

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

Due to the highly volatile and competitive nature of the personal computer, mobile communication and consumer electronics industries, the Company must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors including but not limited to timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new products and production ramp issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect of new product introductions and transitions on its financial condition and operating results.

The Company faces substantial inventory and other asset risk.

The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrues necessary cancellation fee reserves for orders of excess products and components. The Company also reviews its long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment has occurred, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although the Company believes its inventory and other asset related provisions are currently adequate, no assurance can be given that, given the rapid and unpredictable pace of product obsolescence in the global personal computer, mobile communication, and consumer electronics industries, the Company will not incur additional inventory or asset related charges. Such charges have, and could, materially adversely affect the Company’s financial condition and operating results.

The Company must order components for its products and build inventory in advance of product announcements and shipments. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, open orders and, where appropriate, prepayments, in each case based on projected demand. Such purchase commitments typically cover forecasted component and manufacturing requirements for 30 to 150 days. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient inventories of components or products. The Company’s financial condition and operating results have been in the past and could be in the future materially adversely affected by the Company’s ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Future operating results depend upon the Company’s ability to obtain key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities.

Because the Company currently obtains certain key components including but not limited to microprocessors, enclosures, certain LCDs, certain optical drives, and ASICs, from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including but not limited to NAND flash memory, DRAM and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. The follow-on effects from the credit crisis on the Company’s key suppliers, referred to in “Economic conditions could materially adversely affect the Company” above, which is incorporated herein by reference, also could affect the Company’s ability to obtain key components. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that could materially adversely affect the Company’s financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2009 and 2008, due largely to the anticipated impact of product transitions, flat or reduced pricing on new and innovative products that have higher cost structures, both expected and potential future cost increases for key components, a stronger U.S. dollar and higher logistical costs. For additional information refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin,” which is incorporated herein by reference.

The Company and other participants in the personal computer, mobile communication and consumer electronics industries compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of the personal computer, mobile communication and consumer electronics industries. The Company’s new products often utilize custom components available from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements. If the supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected.

The Company depends on component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.

Most of the Company’s components and products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the U.S., and are concentrated in several general locations. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. In addition, the Company relies on third-party manufacturers to adhere to the Company’s supplier code of conduct. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could materially adversely affect the Company’s reputation, financial condition and operating results.

Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by external vendors in California, Texas, China, the Czech Republic and Korea. Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Germany, Ireland, Israel Japan, Korea, Malaysia, the Netherlands, the Philippines, Taiwan, Thailand and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the

Company’s portable Mac products, iPhones, iPods and most of the Company’s desktop products. If manufacturing or logistics in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s financial condition and operating results could be materially adversely affected.

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

Because of technological changes in the global personal computer, mobile communication and consumer electronics industries, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, the Company has been notified that it may be infringing such rights. Regardless of merit, responding to such claims can consume significant time and expense. At present, the Company is vigorously defending more than 47 patent infringement cases, 27 of which were filed during fiscal 2009, and several pending claims are in various stages of evaluation. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If the Company is found to be infringing such rights, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology. While in management’s opinion the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate materially adversely affect its financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against the Company in the same reporting period, the Company’s financial condition and operating results could be materially adversely affected.

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

The Company believes decisions by customers to purchase its hardware products, including its Macs, iPhones and iPods, are often based to a certain extent on the availability of third-party software applications and services. There is no assurance that third-party developers will continue to develop and maintain applications and services for the Company’s products on a timely basis or at all, and discontinuance or delay of these applications and services could materially adversely affect the Company’s financial condition and operating results.

With respect to its Mac products, the Company believes the availability of third-party software applications and services depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products compared to Windows-based products. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such applications and services. If the Company’s minority share of the global personal computer market causes developers to question the Company’s prospects, developers could be less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. The Company’s development of its own software applications and services may also negatively affect the decisions of third-party developers, such as Microsoft, Adobe and Google, to develop, maintain, and upgrade similar or competitive software and services for the Company’s products. Mac OS X Version 10.5 Leopard (“Mac OS X Leopard”), which became available in October 2007, includes a new feature that enables Intel-based Mac systems to run Microsoft Windows XP and Windows Vista operating systems. This feature may deter developers from creating software applications for Mac OS X if such applications are already available for the Windows platform.

With respect to iPhone and iPod touch, the Company relies on the continued availability and development of compelling and innovative software applications. Unlike third-party software applications for Mac products, the software applications for the iPhone and iPod touch platforms are distributed through a single distribution channel, the App Store. The absence of multiple distribution channels, which are available for competing platforms, may limit the availability and acceptance of third-party applications by the Company’s customers, thereby causing developers to curtail significantly, or stop, development for the Company’s platforms. In addition, iPhone and iPod touch are subject to rapid technological change, and, if third-party developers are unable to keep up with this pace of change, third-party applications might not successfully operate and may result in dissatisfied customers. Further, if the Company develops its own software applications and services, such development may negatively affect the decisions of third-party developers to develop, maintain, and upgrade similar or competitive applications for the iPhone and iPod touch platforms. As with applications for the Company’s Mac products, the availability and development of these applications also depend on developers’ perceptions and analysis of the relative benefits of developing software for the Company’s products rather than its competitors’ products, including devices that use competing platforms. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s devices may suffer.

The Company’s future operating performance depends on the performance of distributors, carriers and other resellers.

The Company distributes its products through wholesalers, resellers, national and regional retailers, value-added resellers, and cataloguers, many of whom distribute products from competing manufacturers. The Company also sells many of its products and resells third-party products in most of its major markets directly to end-users, certain education customers, and certain resellers through its online and retail stores. iPhone is distributed through the Company, its cellular network carriers’ distribution channels and certain third-party resellers.

Many resellers operate on narrow operating margins and have been negatively affected in the past by weak economic conditions. Some resellers have perceived the expansion of the Company’s direct sales as conflicting with their business interests as distributors and resellers of the Company’s products. Such a perception could discourage resellers from investing resources in the distribution and sale of the Company’s products or lead them to limit or cease distribution of those products. The Company’s financial condition and operating results could be materially adversely affected if the financial condition of these resellers weakens, if resellers stopped distributing the Company’s products, or if uncertainty regarding demand for the Company’s products caused resellers to reduce their ordering and marketing of the Company’s products. The Company has invested and will continue to invest in programs to enhance reseller sales, including staffing selected resellers’ stores with Company employees and contractors and improving product placement displays. These programs could require a substantial investment while providing no assurance of return or incremental revenue.

The Company’s retail business has required and will continue to require a substantial investment and commitment of resources and is subject to numerous risks and uncertainties.

Through September 26, 2009, the Company had opened 273 retail stores. The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space with terms ranging from five to 20 years, the majority of which are for ten years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could materially adversely affect the Company’s financial condition and operating results.

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties that could materially adversely affect the Company’s financial condition and operating results. These risks and uncertainties include, among other things, macro-economic factors that could have a negative effect on general retail activity, as well as the Company’s inability to manage costs associated with store construction and operation, inability to sell third-party products at adequate margins, failure to manage relationships with existing retail channel partners, more challenging environment in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and inability to obtain and renew leases in quality retail locations at a reasonable cost.

Investment in new business strategies and initiatives could disrupt the Company’s ongoing business and present risks not originally contemplated.

The Company has invested, and in the future may invest, in new business strategies or acquisitions. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenue to offset liabilities assumed and expenses associated with the strategy, inadequate return of capital, and unidentified issues not discovered in the Company’s due diligence. Because these new ventures are inherently risky, no assurance can be given that such strategies and initiatives will be successful and will not materially adversely affect the Company’s financial condition and operating results.

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

In the U.S., Germany, Spain, Ireland and certain other countries, the Company has contracted with a single carrier to provide cellular network services for iPhone on an exclusive basis. If these exclusive carriers cannot successfully compete with other carriers in their markets on any basis, including but not limited to the quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and other terms of conditions of end-user contracts, or if these exclusive carriers fail to promote iPhone aggressively or favor other handsets in their promotion and sales activities or service plans, sales may be materially adversely affected.

The Company is subject to risks associated with laws, regulations and industry-imposed standards related to mobile communications devices.

Laws and regulations related to mobile communications devices in the many jurisdictions in which the Company operates are extensive and subject to change. Such changes, which could include but are not limited to restrictions on production, manufacture, distribution, and use of the device, locking the device to a carrier’s network, or mandating the use of the device on more than one carrier’s network, could materially adversely affect the Company’s financial condition and operating results.

Mobile communication devices, such as iPhone, are subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates, which could materially adversely affect the Company’s financial condition and operating results.

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

Information technology system failures, network disruptions and breaches of data security caused by such factors including without limitation earthquakes, fire, theft, or other causes could disrupt the Company’s operations by causing delays or cancellation of customer, including channel partner, orders, negatively affecting the Company’s online, iTunes, MobileMe and retail offerings and services, impeding the manufacture or shipment of products, processing transactions and reporting financial results, resulting in the unintentional disclosure of customer or Company information, or damage to the Company’s reputation. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect the Company’s financial condition and operating results.

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

The Company’s stock has at times experienced substantial price volatility due to a number of factors, including but not limited to variations between its actual and anticipated financial results, announcements by the Company and its competitors, and uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, the Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline.

The Company’s business is subject to the risks of international operations.

The Company derives a large and growing portion of its revenue and earnings from its international operations. Compliance with U.S. and foreign laws and regulations that apply to the Company’s international operations, including without limitation import and export requirements, the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls and cash repatriation restrictions, data privacy requirements, labor laws, and anti-competition regulations, increases the costs of doing business in foreign jurisdictions, and such costs may rise in the future as a result of changes in these laws and regulations or in their interpretation. Furthermore, the Company has implemented policies and procedures designed to facilitate compliance with these laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies. Any such violations could individually or in the aggregate materially adversely affect the Company’s financial condition or operating results.

The Company’s financial condition and operating results also could be significantly affected by other risks associated with international activities, including but not limited to, economic and labor conditions, political instability, and changes in the value of the U.S. dollar versus local currencies. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including duties, tariffs and antidumping penalties.

The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada and certain parts of Asia, as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally will lead the Company to raise international pricing, potentially reducing demand for the Company’s products. In some circumstances, due to competition or other reasons, the Company may decide not to raise local prices to the full extent of the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to the Company’s foreign currency-denominated sales and earnings, could cause the Company to reduce international pricing, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

The Company has used derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates. The use of such hedging activities may not offset any or more than a portion of the adverse financial effects of unfavorable movements in foreign exchange rates over the limited time the hedges are in place.

The Company is exposed to credit risk and fluctuations in the market values of its investment portfolio.

Although the Company has not recognized any material losses on its cash, cash equivalents and marketable securities, any significant future declines in their market values could materially adversely affect the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Additionally, the Company’s overall investment portfolio has concentrations in the financial sector, which has been negatively impacted by adverse market liquidity conditions in the recent past. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of the Company’s cash, cash equivalents and marketable securities could decline and result in a material impairment, which could materially adversely affect the Company’s financial condition and operating results.

The Company is exposed to credit risk on its accounts receivable and prepayments related to long-term supply agreements. This risk is heightened during periods when economic conditions worsen.

A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company also has unsecured non-trade receivables resulting from purchases of components by contract manufacturers and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of certain inventory components. While the Company has procedures to monitor and limit exposure to credit risk on its trade and non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could materially adversely affect the Company’s financial condition and operating results.

The matters relating to the Company’s past stock option practices and its restatement of consolidated financial statements may result in additional litigation.

The Company’s investigation into its past stock option practices and its restatement of prior financial statements in the Annual Report on Form 10-K for the year ended September 30, 2006 gave rise to litigation and government investigations. As described in Part I, Item 3, “Legal Proceedings,” several derivative and class action complaints regarding stock options were filed against the Company and current and former officers and directors. These actions have been dismissed following a comprehensive settlement. Two former officers of the Company were also named as defendants in an SEC enforcement action, which has been settled.

No assurance can be given that additional actions will not be filed against the Company and current and former officers and directors as a result of past stock option practices. If such actions are filed and result in adverse findings, the remedies could materially adversely affect the Company’s financial condition and operating results.

Unfavorable results of legal proceedings could materially adversely affect the Company.

The Company is subject to various legal proceedings and claims that have arisen out of the ordinary conduct of its business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. In recognition of these considerations, the Company may enter into material settlements. Should the Company fail to prevail in certain matters, or should several of these matters be resolved against the Company in the same reporting period, the Company may be faced with significant monetary damages or injunctive relief against it that would materially adversely affect a portion of its business and might materially affect the Company’s financial condition and operating results.

The Company is subject to risks associated with laws and regulations related to health, safety and environmental protection.

The Company’s products and services, and the production and distribution of those goods and services, are subject to a variety of laws and regulations. These may require the Company to offer customers the ability to return a product at the end of its useful life and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have been passed in several jurisdictions in which the Company operates, including various countries within Europe and Asia and certain states and provinces within North America. Although the Company does not anticipate any material adverse effects based on the nature of its operations and the focus of such laws, there is no assurance such existing laws or future laws will not materially adversely affect the Company’s financial condition and operating results.

Changes in the Company’s tax rates, the adoption of new U.S. tax legislation or exposure to additional tax liabilities could affect its future results.

The Company is subject to taxes in the United States and numerous foreign jurisdictions. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. In addition, the current administration and Congress have recently announced proposals for new U.S. tax legislation that, if adopted, could adversely affect the Company’s tax rate. Any of these changes could have a material adverse affect on the Company’s profitability. The Company is also subject to the continual examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect the Company’s financial condition and operating results.

The Company is subject to risks associated with the availability and coverage of insurance.

For certain risks, the Company does not maintain insurance coverage because of cost and/or availability. Because the Company retains some portion of its insurable risks, and in some cases self-insures completely, unforeseen or catastrophic losses in excess of insured limits could materially adversely affect the Company’s financial condition and operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company’s headquarters are located in Cupertino, California. As of September 26, 2009, the Company owned and leased approximately 19.7 million square feet of space, primarily in the U.S., and to a lesser extent, in Europe, Japan, Canada, and the Asia Pacific region. The Company’s total leased space was approximately 4.5 million square feet, of which approximately 2.0 million square feet was retail space, a majority of which is in the U.S.

As of September 26, 2009, the Company owned a manufacturing facility in Cork, Ireland that also housed a customer support call center and facilities in Elk Grove, California that included warehousing and distribution operations and a customer support call center. In addition, the Company owned facilities for research and development and corporate functions in Cupertino, California, including land for the future development of the Company’s second corporate campus. The Company also owned a data center in Newark, California and, during 2009, purchased additional land in North Carolina for a future data center facility. Outside the U.S., the Company owned additional facilities for various purposes.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business. The Company has invested in internal capacity and strategic relationships with outside manufacturing vendors, and believes it has adequate manufacturing capacity for the foreseeable future. The Company continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Item 3.	Legal Proceedings

As of September 26, 2009, the end of the annual period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the fourth quarter of 2009 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

Bader v. Anderson, et al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its then current executive officers and members of its Board of Directors on May 19, 2005 in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions and violations of California Business & Professions Code §17200 (unfair competition). The complaint alleged that the Company’s March 14, 2005, proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. Plaintiff, who ostensibly brought suit on the Company’s behalf, made no demand on the Board of Directors and alleged that such demand was excused. The complaint sought injunctive and other relief for purported injury to the Company. On July 27, 2005, plaintiff filed an amended complaint alleging that, in addition to the purported derivative claims, adoption of the bonus plan and distribution of the proxy statement describing that plan also inflicted injury on her directly as an individual shareholder. On January 10, 2006, the Court sustained defendants’ demurrer to the amended complaint, with leave to amend. Plaintiff filed a second amended complaint on February 7, 2006, and the Company filed a demurrer. After a hearing on June 13, 2006, the Court sustained the demurrer without leave to amend as to the non-director officers and with leave to amend as to the directors. On July 24, 2006, plaintiff filed a third amended complaint, which purported to bring claims derivatively as well as directly on behalf of a class of common stockholders who have been or will be harmed by virtue of the allegedly misleading proxy statement. In addition to reasserting prior causes of action, the third amended complaint included a claim that the Company violated the terms of the plan, and a claim for waste related to restricted stock unit grants to certain officers in 2003 and 2004 and an option grant to the Company’s CEO in January 2000. The Company filed a demurrer to the third amended complaint. On January 30, 2007, the Court sustained the Company’s demurrer with leave to amend. On May 8, 2007, plaintiff filed a fourth amended complaint. The Company filed a demurrer to the fourth amended complaint, which the Court sustained, without leave to amend, on October 12, 2007. On October 25, 2007, the Court entered a final judgment in favor of defendant and ordered the case dismissed with prejudice. On November 26, 2007, plaintiff filed a notice of appeal. A hearing on plaintiff’s appeal is scheduled for October 29, 2009.

Birdsong v. Apple Computer, Inc.

This action alleges that the Company’s iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users. The Birdsong action was initially filed on January 30, 2006 in the United States District Court for the Western District of Louisiana asserting Louisiana causes of action on behalf of a purported Louisiana class of iPod purchasers. A similar action (Patterson v. Apple Computer, Inc.) was filed on January 31, 2006 in the United States District Court for the Northern District of California asserting California causes of action on behalf of a purported class of all iPod purchasers within the four-year period before January 31, 2006. The Birdsong action was transferred to the Northern District of California, and the Patterson action was dismissed. An amended complaint was subsequently filed in Birdsong, dropping the Louisiana law-based claims and adding California law-based claims equivalent to those in Patterson. After the Company filed a motion to dismiss on November 3, 2006, plaintiffs agreed not to oppose the motion and filed a second amended complaint on January 16, 2007. That complaint alleges California law-based claims for breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act and negligent misrepresentation on behalf of a putative nationwide class and a Louisiana law-based claim for redhibition for a Louisiana sub-class. On March 1, 2007, the Company filed a motion to dismiss the California law-based claims, which was heard on June 4, 2007. On December 14, 2007, the Court issued an order granting the Company’s motion, with leave to amend the complaint. On January 11, 2008, plaintiffs filed a third amended complaint, which seeks restitution, injunctive relief, unspecified damages and attorneys’ fees. On February 15, 2008, the Company filed a motion to dismiss the third amended complaint. On June 16, 2008, the Court granted the Company’s motion to dismiss the third amended complaint with prejudice. On July 11, 2008, plaintiffs filed a notice of appeal. A hearing on plaintiffs’ appeal took place on October 8, 2009.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec. Plaintiffs filed a motion to amend their complaint to add a minor plaintiff and claims regarding alleged risks of hearing loss to young people. The hearing on the motion to amend took place on April 24, 2009, and the Court denied plaintiffs’ motion with leave to resubmit it.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and violation of the Consumer Legal Remedies Act regarding a variety of purportedly unfair and unlawful conduct including but not limited to allegedly selling used computers as new and failing to honor warranties. Plaintiffs also brought causes of action for misappropriation of trade secrets, breach of contract and violation of the Song-Beverly Consumer Warranty Act. Plaintiffs requested unspecified damages and other relief. On May 2, 2005, plaintiffs filed an amended complaint adding two new named plaintiffs and three new causes of action including a claim for treble damages under the Cartwright Act (California Business & Professions Code §16700 et seq.) and a claim for false advertising. On May 9, 2005, the Court granted the Company’s motion to transfer the case to Santa Clara County Superior Court. The Company filed a demurrer to the amended complaint, which the Court sustained in its entirety on November 10, 2005. The Court granted plaintiffs leave to amend and they filed an amended complaint on December 29, 2005. Plaintiffs’ amended complaint added three plaintiffs and alleged many of the same factual claims as the previous complaints, such as alleged selling of used equipment as new, alleged failure to honor warranties and service contracts for the consumer plaintiffs, and alleged fraud related to the opening of the Apple retail stores. Plaintiffs continued to assert causes of action for unfair competition (§17200), violations of the Consumer Legal Remedies Act, breach of contract, misappropriation of trade secrets, violations of the Cartwright Act, and alleged new causes of action for fraud, conversion, and breach of the implied covenant of good faith and fair dealing. The Company filed a demurrer to the amended complaint on January 31, 2006, which the Court sustained on March 3, 2006 on sixteen of seventeen causes of action. Plaintiffs filed an amended complaint adding one new plaintiff. The Company filed a demurrer, which was granted in part on September 9, 2006. Plaintiffs filed a further amended complaint on September 21, 2006. On October 2, 2006, the Company filed an answer denying all allegations and asserting numerous affirmative defenses. On November 30, 2007, the Company filed a motion for judgment on the pleadings, which the Court denied. Plaintiffs filed a Fifth Amended Complaint on March 19, 2008 and a Corrected Fifth Amended Complaint on April 1, 2008. The Company filed an answer to the Corrected Fifth Amended Complaint on April 18, 2008. The Company filed a motion for judgment on the pleadings for an order dismissing plaintiffs’ fraud claim based upon the statute of limitations, which was granted by the Court on June 24, 2008, with leave to amend. Plaintiffs filed a Sixth Amended Complaint on July 14, 2008 and a Seventh Amended Complaint on August 22, 2008, adding three new reseller plaintiffs. On August 22, 2008, plaintiffs also filed a motion to certify the consumer class. On September 22, 2008, the Company filed its answer to the consumer-related claims denying all allegations and asserting numerous affirmative defenses, and also filed a demurrer to the new reseller claims, which the Court heard on January 30, 2009. The Court sustained the demurrer as to all plaintiffs except one, with leave to amend. Plaintiffs filed an Eighth Amended Complaint further amending the reseller claims on February 24, 2009, and on March 26, 2009, the Company filed a demurrer which was overruled, and a motion to strike which was denied. The Company filed motions for summary adjudication for certain claims of two named plaintiffs, which the Court granted on November 10, 2008. Plaintiffs petitioned the Court of Appeal for a writ of certiorari from the summary adjudication ruling and a motion to stay the class certification hearing, which the Court of Appeal denied on December 17, 2008. On December 19, 2008, the Court held a hearing on plaintiffs’ class certification motion. The Court requested further briefing and an additional hearing, which did not take place because on February 23, 2009, Hon. Jamie A. Jacobs-May disqualified herself from the case. The Company filed a petition for a writ of mandate from this order, which the Court of Appeal denied on May 19, 2009. The case has been reassigned to Hon. Joseph H. Huber. The class certification hearing on the consumer-related claims took place on July 14, 2009. The Company has filed two additional motions for summary adjudication as to all of the named plaintiffs’ claims. The Company has also filed a motion to sever the consumer class and the reseller class for the purpose of trial. Plaintiffs’ motion for class certification of the reseller class is due November 16, 2009.

Harvey v. Apple Inc.

Plaintiff filed this action on August 6, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement by the Company of U.S. Patent No. 6,753,671 entitled “Recharger for use with a portable electronic device and which includes a proximally located light emitting device” and U.S. Patent No. 6,762,584 entitled “Recharger for use with a portable electronic device and which includes a connector terminus for communicating with rechargeable batteries contained within the device.” The complaint seeks unspecified damages and other relief. The Company filed an answer on October 12, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. On April 7, 2008, plaintiff filed an amended complaint further alleging infringement of the reissue patent of U.S. Patent No. 6,753,671. On April 28, 2008, the Company filed an answer denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing is set for October 28, 2009, and trial is scheduled for April 5, 2010. On February 3, 2009, the Court stayed the proceedings pending the U.S. Patent and Trademark Office’s allowance of the ‘671 reissue patent. On July 7, 2009, the Company filed a motion to transfer the case to the Northern District of California. On September 19, 2009, the Company filed a motion to vacate the Markman hearing set for October 28, 2009, given the still pending reissue proceeding regarding U.S. Patent No. 6,753,671.

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

Individual Networks, LLC v. Apple, Inc.

Plaintiff filed this action against the Company on April 24, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent No. 7,117,516, entitled “Method and System for Providing a Customized Media List.” Plaintiff alleges certain features of the iTunes store infringe the patent. The complaint seeks unspecified damages and other relief. The Company filed an answer on July 2, 2007, denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity, as well as a counterclaim against Individual Networks LLC for infringement of U.S. Patent No. 5,724,567. The trial is scheduled for November 9, 2009. The Company has filed a petition with the United States Patent and Trademark Office requesting reexamination of U.S. Patent No. 7,117,516. The Markman hearing took place on October 8, 2008, and the Court issued its Markman ruling on January 12, 2009. The Company filed a motion for summary judgment of inequitable conduct on April 10, 2009, and filed motions for summary judgment of invalidity and lack of written description on April 30, 2009. The Company has also filed a motion to exclude portions of plaintiff’s expert’s report and testimony regarding damages. Plaintiff has filed a motion to exclude damages testimony relating to U.S. Patent No. 5,724,567. The Company has also filed a motion for sanctions.

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

Nokia Corporation v. Apple Inc.

Plaintiff Nokia Corporation filed this action against the Company on October 22, 2009 in the United States District Court for the District of Delaware, alleging infringement of U.S. Patent No. 5,802,465, U.S. Patent No. 5,862,178, U.S. Patent No. 5,946,651, U.S. Patent No. 6,359,904, U.S. Patent No. 6,694,135, U.S. Patent No. 6,755,548, U.S. Patent No. 6,882,727, U.S. Patent No. 7,009,940, U.S. Patent No. 7,092,672, and U.S. Patent No. 7,403,621. The complaint alleges that these patents are essential to one or more of the GSM, UMTS and 802.11 wireless communications standards, and that the Company has the right to license these patents from plaintiff on fair, reasonable, and non-discriminatory (“FRAND”) terms and conditions. Plaintiff seeks unspecified FRAND compensation and other relief. The Company’s response to the complaint is not yet due. The Company intends to defend the case vigorously.

OPTi Inc. v. Apple Inc.

Plaintiff filed this action against the Company on January 16, 2007 in the United States District Court for the Eastern District of Texas, Marshall Division, alleging infringement of U.S. Patent Nos. 5,710,906, 5,813,036 and 6,405,291, all entitled “Predictive Snooping of Cache Memory for Master-Initiated Accesses.” The complaint seeks unspecified damages and other relief. The Company filed an answer on April 17, 2007 denying all material allegations and asserting numerous affirmative defenses. The Company also asserted counterclaims for declaratory judgment of non-infringement and invalidity. The Markman hearing took place on November 26, 2008 and the Court issued its Markman ruling on December 5, 2008. On April 3, 2009, the Court ruled that the accused computers sold between 2005 and 2007 infringed the ’291 patent. A trial regarding validity, damages and willfulness commenced on April 17, 2009. On April 23, 2009, the jury returned a verdict that the patent was valid and willfully infringed, and awarded $19 million in damages. On May 1, 2009, plaintiff filed a motion for entry of judgment, including a request for enhanced damages based on the willfulness finding, seeking a total of $31 million plus attorneys’ fees. The Company has opposed that motion and has filed its own motions for judgment as a matter of law or, alternatively, for a new trial and/or remittitur, on the issues of validity, willfulness and damages. The Court has not entered a judgment and has not set hearing dates for any of the pending motions.

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

Apple Japan, Inc. filed a Declaratory Judgment action against Saito on February 6, 2007 in the Tokyo District Court, seeking a declaration that the ‘854 patent is invalid and not infringed. Saito filed a Counter Complaint for infringement seeking damages. Plaintiff filed a motion to add new accused products into the case, which the Court granted at a hearing on June 30, 2009.

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

On March 20, 2007, the Court consolidated the two cases. Plaintiffs filed a consolidated complaint on April 19, 2007. On June 6, 2007, the Company filed an answer to the consolidated complaint denying all material allegations and asserting numerous affirmative defenses. On July 17, 2008, plaintiffs filed a motion for class certification and on October 17, 2008, the Company filed its opposition to plaintiffs’ motion. The class certification hearing took place on December 16, 2008. On December 22, 2008, the Court granted certification of the monopolization claims and denied without prejudice certification of the tying claims pending reconsideration of its denial of the Company’s motion to dismiss. On February 13, 2009, the Company filed a motion for judgment on the pleadings as to plaintiffs’ tying claims. On May 15, 2009, the Court issued an order granting the Company’s motion in part, dismissing the federal per se tying claim and related state court tying claims and inviting the Company to file another motion for judgment on the pleadings if plaintiffs pursue a rule of reason tying claim. On July 17, 2009, the Court invited the Company to file a motion for reconsideration of the certification of an injunctive-relief class or a motion to strike plaintiffs’ prayer for the type of injunctive relief sought. On August 3, 2009, the Company filed a motion for judgment on the pleadings as to the plaintiffs’ Rule of Reason tying claim. On August 31, 2009, the Company filed a motion seeking reconsideration and denial of an injunctive relief class. The Company also filed a motion seeking decertification of the Rule 23(b)(3) damages class or alternatively for leave to move for reconsideration. A hearing on the Company’s motion for judgment on the pleadings as to plaintiffs’ Rule of Reason tying claim took place on October 5, 2009.

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

Tse v. Apple Computer, Inc. et al.

Plaintiff Ho Keung Tse filed this action against the Company and other defendants on August 5, 2005 in the United States District Court for the District of Maryland alleging infringement of U.S. Patent No. 6,665,797 entitled “Protection of Software Again [sic] Against Unauthorized Use.” The complaint seeks unspecified damages and other relief. The Company filed an answer on October 31, 2005 denying all material allegations and asserting numerous affirmative defenses. On October 28, 2005, the Company and the other defendants filed a motion to transfer the case to the Northern District of California, which was granted on August 31, 2006. On July 24, 2007, the Company filed a petition for reexamination of the patent, which the U.S. Patent and Trademark Office granted. On July 25, 2007, the Company filed a motion to stay the litigation pending the outcome of the reexamination, which the Court granted on October 4, 2007. On July 21, 2009, the U.S. Patent and Trademark Office issued a final Office Action rejecting all asserted claims except for claim 16. On September 20, 2009, plaintiff filed a Notice of Appeal to the Board of Patent Appeals and Interferences from the final Office Action. The Court action remains stayed pending plaintiff’s appeal.

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

Vogel v. Jobs et al. (2006 Action)

Plaintiffs filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. On January 19, 2007, the Court appointed the New York City Employees’ Retirement System as lead plaintiff. On March 23, 2007, plaintiffs filed a Consolidated Class Action Complaint. The Consolidated Complaint purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Section 14(a) and 20(a) of the Exchange Act as well as state law. The Consolidated Complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. Defendants filed a motion to dismiss on June 8, 2007, which was heard on September 7, 2007. On November 14, 2007, the Court issued an order dismissing all securities claims with prejudice, and held that any amended complaint could only be styled as a derivative case. On December 14, 2007, plaintiff filed a motion for leave to file a first amended consolidated class action complaint. On January 23, 2008, defendants filed an opposition to plaintiff’s motion. Plaintiff’s motion was heard on March 21, 2008. On May 14, 2008, the Court issued an order denying plaintiffs’ motion for leave to amend. The court entered judgment dismissing the case on June 12, 2008. On June 17, 2008, plaintiffs filed a notice of appeal. A hearing on plaintiffs’ appeal took place on October 7, 2009.

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

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on the NASDAQ Global Select Market during each quarter of the two most recent years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2009 price range per common share	$188.90 - $134.42	$146.40 - $102.61	$109.98 - $ 78.20	$119.68 - $ 79.14

Fiscal 2008 price range per common share	$180.91 - $120.68	$192.24 - $142.52	$200.50 - $115.44	$202.96 - $150.63

Holders

As of October 16, 2009, there were 30,573 shareholders of record.

Dividends

The Company did not declare or pay cash dividends in either 2009 or 2008. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Composite Index and the S&P Computer Hardware Index. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Composite Index, and the S&P Computer Hardware Index on September 30, 2004. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	September 2004	September 2005	September 2006	September 2007	September 2008	September 2009
Apple Inc.	$100	$277	$397	$792	$587	$957
S&P 500 Composite Index	$100	$112	$124	$145	$113	$105
S&P Computer Hardware Index	$100	$115	$123	$181	$152	$180

Item 6.	Selected Financial Data

The information set forth below for the five years ended September 26, 2009, is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except share amounts which are reflected in thousands and per share amounts).

	2009	2008	2007	2006	2005
Net sales	$36,537	$32,479	$24,006	$19,315	$13,931
Net income	$5,704	$4,834	$3,496	$1,989	$1,328
Earnings per common share:
Basic	$6.39	$5.48	$4.04	$2.36	$1.64
Diluted	$6.29	$5.36	$3.93	$2.27	$1.55
Cash dividends declared per common share	$—	$—	$—	$—	$—
Shares used in computing earnings per share:
Basic	893,016	881,592	864,595	844,058	808,439
Diluted	907,005	902,139	889,292	877,526	856,878

Cash, cash equivalents and marketable securities	$33,992	$24,490	$15,386	$10,110	$8,261
Total assets	$53,851	$39,572	$25,347	$17,205	$11,516
Long-term debt	$—	$—	$—	$—	$—
Total liabilities	$26,019	$18,542	$10,815	$7,221	$4,088
Shareholders’ equity	$27,832	$21,030	$14,532	$9,984	$7,428

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The Company designs, manufactures, and markets personal computers, mobile communication devices, and portable digital music and video players and sells a variety of related software, services, peripherals, and networking solutions. The Company’s products and services include the Mac line of desktop and portable computers, iPhone, the iPod line of portable digital music and video players, Apple TV, Xserve, a portfolio of consumer and professional software applications, the Mac OS X operating system, third-party digital content and applications through the iTunes Store, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPhone and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative markets.

The Company is focused on providing innovative products and solutions to consumer, SMB, education, enterprise, government and creative customers that greatly enhance their evolving digital lifestyles and work environments. The Company’s overall business strategy is to control the design and development of the hardware and software for all of its products, including the personal computer, mobile communications and consumer electronics devices. The Company’s business strategy leverages its unique ability to design and develop its own operating system, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to the development and enhancement of innovative products and technologies. In conjunction with its strategy, the Company continues to build and host a robust platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. Most recently the Company launched the App Store that allows users to browse, search for, and purchase third-party applications through either a Mac or Windows-based computer or by wirelessly downloading directly to an iPhone or iPod touch. The Company also desires to support a community for the development of third-party products that complement the Company’s offerings through its developer programs. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle and productivity solutions.

The Company participates in several highly competitive markets, including personal computers with its Mac line of personal computers, mobile communications with iPhone, consumer electronics with its iPod product families, and distribution of third-party digital content and applications through its online iTunes Store. While the Company is widely recognized as a leading innovator in the personal computer, mobile communications and consumer electronics markets as well as a leader in the emerging market for distribution of digital content and applications, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company’s research and development spending is focused on further developing its existing Mac line of personal computers, its operating system, application software, iPhone and iPods; developing new digital lifestyle consumer and professional software applications; and investing in new product areas and technologies. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available on Mac computers, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by opening its own retail stores in the U.S. and in international markets. The Company had 273 stores open as of September 26, 2009.

The Company has also invested in programs to enhance reseller sales, including the Apple Sales Consultant Program, which places Apple employees and contractors at selected third-party reseller locations, and the Apple Premium Reseller Program, through which independently run businesses focus on the Apple platform and provide a high level of customer service and product expertise. The Company believes providing direct contact with its targeted customers is an efficient way to demonstrate the advantages of its Mac computers and other products over those of its competitors. The Company also sells to customers directly through its online stores around the world and through its direct sales force.

The Company distributes iPhone in over 80 countries, through its direct channels, its cellular network carriers’ distribution channels and certain third-party resellers. The Company has signed multi-year agreements with various cellular network carriers authorizing them to distribute and provide cellular network services for iPhones. These agreements are generally not exclusive with a specific carrier, except in the U.S., Germany, Spain, Ireland and certain other countries.

The Company’s iPods are sold through a significant number of distribution points to provide broad access. iPods can be purchased in certain department stores, member-only warehouse stores, large retail chains and specialty retail stores, as well as through the channels for Mac distribution listed above.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported in its consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of Notes to Consolidated Financial Statements in this Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, valuation of marketable securities, allowance for doubtful accounts, inventory valuation and inventory purchase commitments, warranty costs, income taxes, and legal and other contingencies. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, third-party digital content and applications, peripherals, and service and support contracts. The Company recognizes revenue for software products (operating system software and applications software), or any product that is considered to be software-related, in accordance with industry specific accounting guidance for software and software related transactions (e.g., Mac computers, iPhones and iPod portable digital music and video players). For products that are not software or software-related, (e.g., third-party digital content sold on the iTunes Store and certain Mac, iPhone and iPod supplies and accessories), the Company recognizes revenue pursuant to various revenue-related GAAP as described below.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers recognition of revenue until the customer receives the product because the Company retains a portion of the risk of loss on these sales during transit. If at the outset of an arrangement the Company determines the arrangement fee is not, or is presumed not to be, fixed or determinable, revenue is deferred and subsequently recognized as amounts become due and payable and all other criteria for revenue recognition have been met.

For both iPhone and Apple TV, the Company has indicated it may from time-to-time provide future unspecified features and additional software products free of charge to customers. Accordingly, iPhone handsets and Apple TV sales are accounted for under subscription accounting in accordance with GAAP. As such, the revenue and associated cost of sales are deferred at the time of sale, and are both recognized on a straight-line basis over the currently estimated 24-month economic lives of these products, with any loss recognized at the time of sale. If the Company’s estimated economic life of a product accounted for under subscription accounting changes, the future rate at which deferred revenue and deferred costs are recognized in the Company’s results of operations will change. Costs incurred by the Company for engineering, sales, marketing and warranty are expensed as incurred.

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end-user rebates, and other sales programs and volume-based incentives. For transactions involving price protection, the Company recognizes revenue net of the estimated amount to be refunded, provided the refund amount can be reasonably and reliably estimated and the other conditions for revenue recognition have been met. The Company’s policy requires that, if refunds cannot be reliably estimated, revenue is not recognized until reliable estimates can be made or the price protection lapses. For customer incentive programs, the estimated cost of these programs is recognized at the later of the date at which the Company has sold the product or the date at which the program is offered. The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience. Future market conditions and product transitions may require the Company to increase customer incentive programs and incur incremental price protection obligations that could result in additional reductions to revenue at the time such programs are offered. Additionally, certain customer incentive programs require management to estimate the number of customers who will actually redeem the incentive. Management’s estimates are based on historical experience and the specific terms and conditions of particular incentive programs. If a greater than estimated proportion of customers redeem such incentives, the Company would be required to record additional reductions to revenue, which would have a negative impact on the Company’s results of operations.

Valuation and Impairment of Marketable Securities

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of investments are included in accumulated other comprehensive income, net of tax, as reported in the Company’s Consolidated Balance Sheets. Changes in the fair value of investments impact the Company’s net income only when such investments are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. The Company regularly reviews its investment portfolio to determine if any investment is other-than-temporarily impaired due to changes in credit risk or other potential valuation concerns, which would require the Company to record an impairment charge in the period any such determination is made. In making this judgment, the Company evaluates, among other things, the duration and extent to which the fair value of an investment is less than its cost, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. The Company’s assessment on whether an investment is other-than-temporarily impaired or not, could change in the future due to new developments or changes in assumptions related to any particular investment.

Allowance for Doubtful Accounts

The Company distributes its products through third-party distributors, cellular network carriers, and resellers and directly to certain education, consumer, and enterprise customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible the Company does attempt to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia, or by requiring third-party financing, loans or leases to support credit exposure. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit-risk-sharing related to any of these arrangements. However, considerable trade receivables that are not covered by collateral, third-party financing arrangements, or credit insurance are outstanding with the Company’s distribution and retail channel partners.

The allowance for doubtful accounts is based on management’s assessment of the ability to collect specific customer accounts and includes consideration of the credit-worthiness and financial condition of those specific customers. The Company records an allowance to reduce the specific receivables to the amount that it reasonably believes to be collectible. The Company also records an allowance for all other trade receivables based on multiple factors, including historical experience with bad debts, the general economic environment, the financial condition of the Company’s distribution channels, and the aging of such receivables. If there is a deterioration of a major customer’s financial condition, if the Company becomes aware of additional information related to the credit-worthiness of a major customer, or if future actual default rates on trade receivables in general differ from those currently anticipated, the Company may have to adjust its allowance for doubtful accounts, which would affect its results of operations in the period the adjustments are made.

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each fiscal quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The personal computer, mobile communications and consumer electronics industries are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs, which would negatively affect its results of operations in the period when the write-downs were recorded.

The Company records accruals for estimated cancellation fees related to component orders that have been cancelled or are expected to be cancelled. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. These commitments typically cover the Company’s requirements for periods ranging from 30 to 150 days. If there is an abrupt and substantial decline in demand for one or more of the Company’s products or an unanticipated change in technological requirements for any of the Company’s products, the Company may be required to record additional accruals for cancellation fees that would negatively affect its results of operations in the period when the cancellation fees are identified and recorded.

Warranty Costs

The Company provides for the estimated cost of hardware and software warranties at the time the related revenue is recognized based on historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. Each quarter, the Company reevaluates its estimates to assess the adequacy of its recorded warranty liabilities considering the size of the installed base of products subject to warranty protection and adjusts the amounts as necessary. For products accounted for under subscription accounting, the Company recognizes warranty expense as incurred. If actual product failure rates or repair costs differ from estimates, revisions to the estimated warranty liability would be required and could materially affect the Company’s results of operations.

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

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations. In accordance with GAAP, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes and measures uncertain tax positions in accordance with GAAP, whereby the Company only recognizes the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Legal and Other Contingencies

As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Note 8, “Commitments and Contingencies” in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Net Sales

Fiscal years 2009, 2008 and 2007 spanned 52 weeks. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters.

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three years ended September 26, 2009 (in millions, except unit sales in thousands and per unit amounts):

	2009	Change	2008	Change	2007
Net Sales by Operating Segment:
Americas net sales	$16,142	11%	$14,573	26%	$11,596
Europe net sales	9,365	23%	7,622	40%	5,460
Japan net sales	1,831	21%	1,509	39%	1,082
Retail net sales	6,574	4%	6,315	53%	4,115
Other Segments net sales (a)	2,625	7%	2,460	40%	1,753

Total net sales	$36,537	12%	$32,479	35%	$24,006

Mac Unit Sales by Operating Segment:
Americas Mac unit sales	4,120	4%	3,980	32%	3,019
Europe Mac unit sales	2,840	13%	2,519	39%	1,816
Japan Mac unit sales	395	2%	389	29%	302
Retail Mac unit sales	2,115	4%	2,034	47%	1,386
Other Segments Mac unit sales (a)	926	17%	793	50%	528

Total Mac unit sales	10,396	7%	9,715	38%	7,051

Net Sales by Product:
Desktops (b)	$4,308	(23)%	$5,603	39%	$4,020
Portables (c)	9,472	9%	8,673	38%	6,294

Total Mac net sales	13,780	(3)%	14,276	38%	10,314

iPod	8,091	(12)%	9,153	10%	8,305
Other music related products and services (d)	4,036	21%	3,340	34%	2,496
iPhone and related products and services (e)	6,754	266%	1,844	NM	123
Peripherals and other hardware (f)	1,470	(11)%	1,659	32%	1,260
Software, service and other sales (g)	2,406	9%	2,207	46%	1,508

Total net sales	$36,537	12%	$32,479	35%	$24,006

Unit Sales by Product:
Desktops (b)	3,182	(14)%	3,712	37%	2,714
Portables (c)	7,214	20%	6,003	38%	4,337

Total Mac unit sales	10,396	7%	9,715	38%	7,051

Net sales per Mac unit sold (h)	$1,326	(10)%	$1,469	—%	$1,463

iPod unit sales	54,132	(1)%	54,828	6%	51,630

Net sales per iPod unit sold (i)	$149	(11)%	$167	4%	$161

iPhone unit sales	20,731	78%	11,627	NM	1,389

(a)	Other Segments include Asia Pacific and FileMaker.
(b)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(c)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(d)	Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(e)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(f)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.

(g)	Includes sales of Apple-branded operating system and application software, third-party software, AppleCare and Internet services.
(h)	Derived by dividing total Mac net sales by total Mac unit sales.
(i)	Derived by dividing total iPod net sales by total iPod unit sales.

NM = Not Meaningful

Fiscal Year 2009 versus 2008

Net sales during 2009 increased $4.1 billion or 12% compared to 2008. Several factors contributed positively to these increases, including the following:

•

iPhone revenue and net sales of related products and services amounted to $6.8 billion in 2009, an increase of $4.9 billion or 266% compared to 2008. iPhone handset unit sales totaled 20.7 million during 2009, which represents an increase of 9.1 million or 78% during 2009 compared to 2008. This growth is attributed primarily to expanded distribution and strong overall demand for iPhones. iPhone 3GS was released in the U.S. on June 19, 2009 and in many other countries over the remainder of 2009. iPhone revenue includes the portion of handset revenue recognized in the relevant period in accordance with subscription accounting over the product’s currently estimated 24-month economic life, as well as revenue from sales of iPhone accessories and carrier agreements. The year-over-year iPhone revenue growth is also largely attributable to the year-over-year increase in iPhone handset unit sales in both 2009 and 2008, which generated significant amounts of deferred revenue that is being recognized over the iPhone’s estimated economic life.

•

Net sales of other music-related products and services increased $696 million or 21% during 2009 compared to 2008. The increase was due predominantly to increased net sales of third-party digital content and applications from the iTunes Store, which experienced double-digit growth in each of the Company’s geographic segments during 2009 compared to the same period in 2008. The Company believes this continued growth is the result of heightened consumer interest in downloading third-party digital content and applications, continued growth in its customer base of iPod and iPhone customers, the expansion of third-party audio and video content available for sale and rent via the iTunes Store, and the continued interest in and growth of the App Store. The Company continues to expand its iTunes content and applications offerings around the world.

Partially offsetting the favorable factors discussed above, net sales during 2009 were negatively impacted by certain factors, including the following:

•

Mac net sales declined 3% during 2009 compared to 2008, although Mac unit sales increased by 7% over the same period. Net sales per Mac unit sold decreased by 10% during 2009 compared to 2008, due primarily to lower average selling prices across all Mac portable and desktop systems and a stronger U.S. dollar. Net sales of Macs accounted for 38% of the Company’s total net sales for 2009. During 2009, Mac portable systems net sales and unit sales increased by 9% and 20%, respectively, compared to 2008. This growth was driven by strong demand for MacBook Pro, which was updated in June 2009 and October 2008, and experienced double digit net sales and unit growth in each of the Company’s reportable operating segments compared to the same period in 2008. The Company also had a higher product mix of portable systems, which is consistent with the overall market trends. However, net sales and unit sales of the Company’s Mac desktop systems decreased by 23% and 14%, respectively, during 2009 compared to 2008. The decrease in net sales of Mac desktop systems was due mainly to a shift in product mix towards lower-priced desktops, lower average selling prices across all Mac desktop systems and a stronger U.S. dollar.

•

Net sales of iPods decreased $1.1 billion or 12% during 2009 compared to 2008. iPod unit sales decreased slightly by 1% during 2009 compared to 2008. Net sales per iPod unit sold decreased 11% to $149 in 2009 compared to 2008, resulting from lower average selling prices across all of the iPod product lines, which were due primarily to price reductions taken with the introduction of new iPods in

September 2009 and September 2008 and a stronger U.S. dollar, offset partially by a higher product mix of iPod touch.

Fiscal Year 2008 versus 2007

Net sales during 2008 increased 35% or $8.5 billion from 2007. Several factors contributed to these increases including the following:

•

Mac net sales increased $4.0 billion or 38% during 2008 compared to 2007, while Mac unit sales increased by 2.7 million units or 38%. Net sales related to the Company’s Mac shipments accounted for 44% of the Company’s total net revenue. Higher Mac unit sales, which contributed to the increases in net sales, were driven by higher sales of all of the Company’s Mac portable products as well as the popularity of the iMac, which experienced strong growth in net sales and unit sales in all of the Company’s reportable segments. Unit sales of the Company’s Mac portable products accounted for 62% of the Company’s personal computer shipments in both 2008 and 2007. Net sales and unit sales of the Company’s Mac portable products both increased by 38% during 2008 compared to 2007. This growth was attributable to strong demand for all the Mac portable products, particularly the MacBook, which had double-digit growth in all of the Company’s operating segments, and the addition of the MacBook Air, which was introduced to the Company’s Mac portable product line in January 2008. Growth of the Company’s Mac desktop systems was also strong, with increased net sales and unit sales of 39% and 37%, respectively, during 2008 due primarily to strong sales of the iMac in all of the Company’s operating segments.

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

•

Net sales of iPhone and related products and services were $1.8 billion for 2008, with iPhone handset unit sales totaling 11.6 million. Net sales of iPhone and related products and services were $123 million in 2007, which represented sales for one fiscal quarter. iPhone revenue includes the portion of handset revenue recognized in the relevant period in accordance with subscription accounting over the product’s currently estimated 24-month economic life, as well as revenue from sales of iPhone accessories and from carrier agreements.

•

Net sales of other music related products and services increased $844 million or 34% during 2008 compared to 2007, due primarily to significantly increased net sales from the iTunes Store in each of the Company’s geographic segments. The Company believes this success is the result of heightened consumer interest in downloading third-party digital content, the expansion of third-party audio and video content available for sale and rent via the iTunes Store, and the launch of the iTunes App Store. The Company continues to expand its iTunes content offerings around the world.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Japan and Retail. The Americas, Europe and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable geographic operating segment and the Retail operating segment provide similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Note 9, “Segment Information and Geographic Data” in Notes to Consolidated Financial Statements of this Form 10-K.

Americas

During 2009, net sales in the Americas segment increased $1.6 billion or 11% compared to 2008. The increase in net sales during 2009 was attributable to the significant year-over-year increase in iPhone revenue, higher sales of third-party digital content and applications from the iTunes Store, and increased sales of Mac portable systems, which were partially offset by a decrease in sales of Mac desktop systems and iPods. Americas Mac net sales decreased 6% due primarily to lower average selling prices, while Mac unit sales increased by 4% on a year-over-year basis. The increase in Mac unit sales was due primarily to strong demand for the MacBook Pro, which was updated in June 2009 and October 2008. The Americas segment represented approximately 44% and 45% of the Company’s total net sales in 2009 and 2008, respectively.

During 2008, net sales in the Americas segment increased $3.0 billion or 26% compared to 2007. The primary drivers of this growth were the significant year-over-year increase in sales of the iPod touch, Mac portable systems, content from the iTunes Store, and iPhone. The Company began shipping iPhone in June 2007 and the growth in iPhone sales in 2008 resulted from a full year of iPhone shipments as well as stronger demand for iPhones in the fourth quarter of 2008. The increase in Mac net sales of $1.3 billion or 30% and Mac unit sales of 961 million or 32% is attributable to growth in sales of all of the Mac portable systems, particularly the MacBook, and higher sales of the iMac. Net sales of iPods increased due to a shift in product mix toward higher priced iPods, particularly the iPod touch, which was upgraded in June 2008. In 2008, the Americas segment represented 45% of the Company’s total net sales as compared to 48% in the same period of 2007.

Europe

During 2009, net sales in Europe increased $1.7 billion or 23% compared to 2008. The increase in net sales was due mainly to increased iPhone revenue and Mac portable systems, offset partially by lower net sales of Mac desktop systems, iPods, and a stronger U.S. dollar. Mac unit sales increased 13% in 2009 compared to 2008, which was driven primarily by increased sales of Mac portable systems, particularly MacBook Pro, while total Mac net sales declined as a result of lower average selling prices across all Mac products. Although iPod net sales decreased in Europe year-over-year as a result of lower average selling prices, iPod unit sales increased due to iPod touch and market share increases. The Europe segment represented 26% and 23% of total net sales in 2009 and 2008, respectively.

Europe’s net sales and Mac unit sales increased 40% and 39%, respectively, during 2008 compared to 2007. The main drivers of this growth were strong sales of Mac portable systems and iMac, increased sales from the iTunes Store, and iPhone. Also contributing to the increase in net sales were higher iPod net sales due primarily to the iPod touch, which was upgraded in June 2008. Sales of Mac portable products increased due to stronger demand for the MacBook Pro and the MacBook, both updated in February 2008, as well as sales of the MacBook Air, introduced in January 2008. Mac desktop sales also increased due primarily to the popularity of the iMac, which was updated in April 2008. The Europe segment represented 23% of total net sales in 2008, consistent with 2007.

Japan

Japan’s net sales increased $322 million or 21% in 2009 compared to 2008. The key contributors to this growth were increased iPhone revenue, stronger demand for certain Mac portable systems and iPods, and strength in the Japanese Yen, partially offset by decreased sales of Mac desktop systems. Net sales and unit sales of Mac portable systems increased during 2009 compared to 2008, driven primarily by stronger demand for MacBook Pro, which was updated in June 2009 and October 2008. Net sales and unit sales of iPods increased during 2009 compared to 2008, driven by strong demand for iPod touch and iPod nano.

Japan net sales increased $427 million or 39% in 2008 compared to 2007. The primary contributors to the growth in net sales were increases in sales of iPods, iMac, Mac portable systems, and strong sales from the iTunes Store. Net sales, unit sales and the average selling price of iPods increased during 2008 compared to 2007, driven by strong demand for iPod touch and iPod nano. Additionally, Mac net sales and unit sales grew 42% and 29%, respectively, in 2008 compared to 2007 due to increases in sales of iMac and Mac portable systems, particularly MacBook, as well as the introduction of MacBook Air in January 2008.

Retail

Retail net sales increased $259 million or 4% during 2009 compared to 2008. The growth in net sales was driven largely by increased iPhone revenue and Mac portable systems, offset partially by a decrease in sales of iPods and Mac desktop systems. The Company opened 26 new retail stores during 2009, including a total of 14 international stores, ending the year with 273 stores open. This compares to 247 stores open as of September 27, 2008 and 197 open stores as of September 29, 2007.

The year-over-year growth rate of Retail net sales was less than the increase in the average number of stores open during the same period, which the Company believes reflects the challenging consumer-spending environment and continued third-party channel expansion, particularly in the U.S. where most of its stores are located. With an average of 254 stores and 211 stores opened during 2009 and 2008, respectively, average revenue per store decreased to $25.9 million for 2009 from $29.9 million in 2008.

The Retail segment’s net sales grew by 53% during 2008 compared to 2007, due in large part to increased sales of Mac portable and desktop systems, strong demand for the iPhone and iPod touch, and new store openings. The Company opened 50 new retail stores during 2008, bringing the total number of open stores to 247 as of September 27, 2008. This compares to 197 open stores as of September 29, 2007. With an average of 211 stores and 178 stores opened during 2008 and 2007, respectively, average revenue per store increased to $29.9 million for 2008 from $23.1 million in 2007.

As measured by the Company’s operating segment reporting, the Retail segment reported operating income of $1.4 billion during 2009, as compared to operating income of $1.3 billion and $875 million during 2008 and 2007, respectively. This increase in operating income in 2009 was driven by increased total Retail net sales attributable to a 20% increase in average stores open and higher gross margin percentage consistent with that experienced Company-wide. The Retail segment’s operating income increased by $462 million during 2008 as compared to 2007 due primarily to the significant Retail net sales growth of 53% as compared to 2007.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment were $369 million in 2009, bringing the total capital asset purchases since inception of the Retail segment to $1.8 billion. As of September 26, 2009, the Retail segment had approximately 16,500 full-time equivalent employees and had outstanding operating lease commitments associated with retail store space and related facilities of $1.5 billion. The Company would incur substantial costs if it were to close multiple retail stores. Such costs could adversely affect the Company’s financial condition and operating results.

Other Segments

The Company’s Other Segments, which consist of its Asia Pacific and FileMaker operations, experienced an increase in net sales of $165 million, or 7%, during 2009 as compared to 2008 reflecting strong growth in sales of iPhone and Mac portable systems offset partially by a decline in sales related to iPods and Mac desktop systems in the Asia Pacific region, as well as a strengthening of the U.S. dollar against the Australian dollar and other Asian currencies. Mac net sales and unit sales grew in the Asia Pacific region by 4% and 17%, respectively, due to increased sales of the MacBook Pro.

The Company’s Other Segments experienced an increase in net sales of $707 million, or 40% during 2008 as compared to 2007. These increases are related primarily to strong growth in sales of all Mac portable systems,

iPods, the iMac, and content from the iTunes Store in the Company’s Asia Pacific region. Sales from the iTunes Store in the Company’s Asia Pacific region grew 109% compared to 2007.

Gross Margin

Gross margin for the three years ended September 26, 2009, are as follows (in millions, except gross margin percentages):

	2009	2008	2007
Net sales	$36,537	$32,479	$24,006
Cost of sales	23,397	21,334	15,852

Gross margin	$13,140	$11,145	$8,154

Gross margin percentage	36.0%	34.3%	34.0%

The gross margin percentage in 2009 was 36.0% compared to 34.3% in 2008. The primary drivers of the increase in 2009 as compared to 2008 were significantly lower commodity and other product costs and a favorable sales mix toward products with higher gross margins, which were partially offset by product price reductions. Gross margin percentage was relatively flat in 2008 as compared to 2007.

The Company expects its gross margin percentage to decrease in future periods compared to levels achieved during 2009 and anticipates gross margin levels of about 34% in the first quarter of 2010. This expected decline is due largely to the anticipated impact of product transitions, flat or reduced pricing on new and innovative products that have higher cost structures, and both expected and potential future cost increases for key components.

The foregoing statements regarding the Company’s expected gross margin percentage are forward-looking and could differ from anticipated levels because of several factors, including but not limited to certain of those set forth below in Part I, Item 1A, “Risk Factors” under the subheading “Future operating results depend upon the Company’s ability to obtain key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities,” which is incorporated herein by reference. There can be no assurance that targeted gross margin percentage levels will be achieved. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and expected increases in the cost of key components including but not limited to microprocessors, NAND flash memory, dynamic random access memory (“DRAM”) and liquid crystal displays (“LCDs”), as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to these competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three years ended September 26, 2009, are as follows (in millions, except for percentages):

	2009	2008	2007
Research and development	$1,333	$1,109	$782
Percentage of net sales	3.6%	3.4%	3.3%
Selling, general and administrative	$4,149	$3,761	$2,963
Percentage of net sales	11.4%	11.6%	12.3%

Research and Development (“R&D”)

R&D expenditures increased 20% or $224 million to $1.3 billion in 2009 compared to 2008. These increases were due primarily to an increase in headcount and higher stock-based compensation expenses in the current year to support expanded R&D activities. In addition, $71 million of software development costs were capitalized related to Mac OS X Snow Leopard and excluded from R&D expense during 2009, compared to $11 million of software development costs capitalized during 2008. Although total R&D expense increased 20% during 2009, it remained relatively flat as a percentage of net sales given the 12% increase in revenue in 2009. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Expenditures for R&D increased 42% or $327 million to $1.1 billion in 2008 compared to 2007. These increases were due primarily to an increase in headcount in 2008 and higher stock-based compensation expenses. In 2008, $11 million of software development costs were capitalized related to Mac OS X Snow Leopard and excluded from R&D expense, while R&D expense for 2007 excluded $75 million of capitalized software development costs related to Mac OS X Leopard and iPhone software. Although total R&D expense increased 42% during 2008, it remained relatively flat as a percentage of net sales given the 35% increase in revenue during 2008.

Selling, General and Administrative Expense (“SG&A”)

SG&A expenditures increased $388 million or 10% to $4.1 billion in 2009 compared to 2008. These increases are due primarily to the Company’s continued expansion of its Retail segment in both domestic and international markets, higher stock-based compensation expenses and higher spending on marketing and advertising.

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

Other Income and Expense

Other income and expense for the three years ended September 26, 2009, are as follows (in millions):

	2009	2008	2007
Interest income	$407	$653	$647
Other income (expense), net	(81)	(33)	(48)

Total other income and expense	$326	$620	$599

Total other income and expense decreased $294 million or 47% to $326 million during 2009 compared to $620 million and $599 million in 2008 and 2007, respectively. The overall decrease in other income and expense is attributable to the significant decline in interest rates during 2009 compared to 2008 and 2007, partially offset by the Company’s higher cash, cash equivalents and marketable securities balances. The weighted average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 1.43%, 3.44% and 5.27% during 2009, 2008 and 2007, respectively. During 2009, 2008 and 2007, the Company had no debt outstanding and accordingly did not incur any related interest expense.

The Company’s investment portfolio had gross unrealized losses of $16 million and $121 million as of September 26, 2009 and September 27, 2008, respectively, which were offset by gross unrealized gains of $73 million and $4 million as of September 26, 2009 and September 27, 2008, respectively. The net unrealized gains as of September 26, 2009 and the net unrealized losses as of September 27, 2008 related primarily to long-term marketable securities. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates, specifically widening credit spreads. The Company does not have the intent to sell, nor is it more likely than not the Company will be required to sell, any investment before recovery of its amortized cost basis. Accordingly, no material declines in fair value were recognized in the Company’s Consolidated Statements of Operations during 2009, 2008 and 2007. The Company may sell certain of its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during 2009, 2008 and 2007 related to such sales.

Provision for Income Taxes

The Company’s effective tax rates were 29%, 30% and 30% for 2009, 2008 and 2007, respectively. The Company’s effective rates for these periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

As of September 26, 2009, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $3.2 billion before being offset against certain deferred liabilities of $1.8 billion for presentation on the Company’s Consolidated Balance Sheet. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the remaining deferred tax assets. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

The Internal Revenue Service (the “IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2002 through 2003 and proposed certain adjustments. The Company has contested certain of these adjustments through the IRS Appeals Office. All IRS audit issues for years prior to 2002 have been resolved. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Boards (“FASB”) amended the Accounting Standards Codification (“ASC”) as summarized in Accounting Standards Update (“ASU”) 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements, and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. As summarized in ASU 2009-14, ASC Topic 985 has been amended to remove from the scope of industry specific revenue accounting guidance for software and software related transactions, tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. As summarized in ASU 2009-13, ASC Topic 605 has been amended (1) to provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and the consideration allocated; (2) to require an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) or third-party evidence of selling price; and (3) to eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. The accounting changes summarized in ASU 2009-14 and ASU 2009-13 are both effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application.

The Company is currently assessing the impact of these amendments to the ASC on its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its financial statements of its adoption or determine the timing and method of its adoption. As of September 26, 2009, total iPhone and Apple TV deferred revenue and deferred costs were $12.1 billion and $5.2 billion, respectively. The Company believes that application of these amendments will result in a substantial portion of the revenue associated with the sale of iPhone and Apple TV and all related cost of sales being recognized at the time of sale. Currently revenue and associated cost of sales for these products are deferred at the time of sale and recognized ratably on a straight-line basis over the currently estimated 24-month economic life of the products.

During the first quarter of 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. In February 2008, the FASB issued supplemental guidance that delays the effective date of this new fair value accounting standard to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and will be adopted by the Company beginning in the first quarter of 2010. Although the Company will continue to evaluate the application of this accounting standard, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company’s financial condition or operating results.

In December 2007, the FASB issued FASB ASC 805, Business Combinations (formerly referenced as SFAS No. 141 (revised 2007), Business Combinations), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. This new accounting standard also establishes principles regarding how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. In April 2009, the FASB amended this new accounting standard to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period. This new business combination accounting standard is effective for fiscal years beginning on or after December 15, 2008 and will be adopted by the Company beginning in the first quarter of 2010 and will apply prospectively to any business combinations completed on or after that date. The effect of adoption of this new accounting pronouncement on the Company’s financial condition or operating results will depend on the nature of acquisitions completed after the date of adoption.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the three years ended September 26, 2009 (in millions):

	2009	2008	2007
Cash, cash equivalents and marketable securities	$33,992	$24,490	$15,386
Accounts receivable, net	$3,361	$2,422	$1,637
Inventories	$455	$509	$346
Working capital	$16,983	$18,219	$10,728
Annual operating cash flow	$10,159	$9,596	$5,470

As of September 26, 2009, the Company had $34.0 billion in cash, cash equivalents and marketable securities, an increase of $9.5 billion from September 27, 2008. The principal component of this net increase was the cash generated by operating activities of $10.2 billion, which was partially offset by payments for acquisitions of property, plant and equipment of $1.1 billion. The Company’s cash generated by operating activities significantly exceeded its net income due primarily to the increase in deferred revenue, net of deferred costs, associated with subscription accounting for iPhone.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of single-A or equivalent. As of September 26, 2009 and September 27, 2008, $17.4 billion and $11.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s cash payments for capital asset purchases were $1.1 billion during 2009, consisting of $369 million for retail store facilities and $775 million for real estate acquisitions and corporate infrastructure including information systems enhancements. The Company anticipates utilizing approximately $1.9 billion for capital asset purchases during 2010, including approximately $400 million for Retail facilities and approximately $1.5 billion for corporate facilities, infrastructure, and product tooling and manufacturing process equipment.

Historically the Company has opened between 25 and 50 new retail stores per year. During 2010, the Company expects to open a number of new stores near the upper end of this range, over half of which are expected to be located outside of the U.S.

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

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 26, 2009 and excludes amounts already recorded on the Consolidated Balance Sheet as current liabilities (in millions):

	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years
Operating leases	$1,922	$222	$462	$413	$825
Purchase obligations	4,783	4,783	—	—	—
Asset retirement obligations	32	4	8	4	16
Other obligations	356	175	129	52	—

Total	$7,093	$5,184	$599	$469	$841

Lease Commitments

As of September 26, 2009, the Company had total outstanding commitments on noncancelable operating leases of $1.9 billion, $1.5 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are generally for terms of one to 20 years and generally provide renewal options for terms of one to five additional years. Leases for retail space are for terms of five to 20 years, the majority of which are for ten years, and often contain multi-year renewal options.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. In addition, the Company has an off-balance sheet warranty obligation for products accounted for under subscription accounting whereby the Company recognizes warranty expense as incurred. As of September 26, 2009, the Company had outstanding off-balance sheet third-party manufacturing commitments, component purchase commitments and estimated warranty commitments of $4.8 billion.

The Company has entered into prepaid long-term supply agreements to secure the supply of certain inventory components. During the first quarter of 2009, a long-term supply agreement with Intel Corporation was terminated and the remaining prepaid balance of $167 million was repaid to the Company. During the second and fourth quarters of 2009, the Company made a prepayment of $500 million to LG Display for the purchase of LCD panels and a prepayment of $500 million to Toshiba to purchase NAND flash memory, respectively. As of September 26, 2009, the Company had a total of $1.2 billion of inventory component prepayments outstanding.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of September 26, 2009, the Company estimated that gross expected future cash flows of $32 million would be required to fulfill these obligations.

Other Obligations

Other outstanding obligations were $356 million as of September 26, 2009, which related to advertising, research and development, Internet and telecommunications services and other obligations.

As of September 26, 2009, the Company had gross unrecognized tax benefits of $971 million and an additional $291 million for gross interest and penalties classified as non-current liabilities in the Consolidated Balance Sheet. The Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $105 million and $145 million in the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either September 26, 2009 or September 27, 2008.

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not materially adversely affected the Company’s financial condition or operating results.

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

Interest Rate Risk

While the Company is exposed to interest rate fluctuations in many of the world’s leading industrialized countries, the Company’s interest income and expense is most sensitive to fluctuations in the general level of U.S. interest rates. As such, changes in U.S. interest rates affect the interest earned on the Company’s cash, cash equivalents and marketable securities, the fair value of those investments, as well as costs associated with foreign currency hedges.

The Company’s investment policy and strategy are focused on preservation of capital and supporting the liquidity requirements of the Company. A portion of the Company’s cash is managed by external managers within the guidelines of the Company’s investment policy and to objective market benchmarks. The Company’s internal portfolio is benchmarked against external manager performance.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. All short-term marketable securities have maturities less than 12 months, while all long-term marketable securities have maturities ranging from one to five years. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during 2009, 2008 and 2007 related to such sales.

To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 26, 2009, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $176 million incremental decline in the fair market value of the portfolio. As of September 27, 2008, a similar 100 basis point shift in the yield curve would have resulted in a $46 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

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

The Company may enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks associated with certain existing assets and liabilities, certain firmly committed transactions, forecasted future cash flows, and net investments in foreign subsidiaries. Generally, the Company’s practice is to hedge a majority of its material foreign exchange exposures, typically for three to six months. However, the Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of hedging particular exposures.

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate 3,000 random market price paths. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign exchange portfolio due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments, and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $44 million as of September 26, 2009 compared to a maximum one-day loss in fair value of $60 million as of September 27, 2008. Because the Company uses foreign currency instruments for hedging purposes, losses incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual future gains and losses associated with the Company’s investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 26, 2009 due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates and the Company’s actual exposures and positions.

Item 8.	Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 26, 2009	September 27, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$5,263	$11,875
Short-term marketable securities	18,201	10,236
Accounts receivable, less allowances of $52 and $47, respectively	3,361	2,422
Inventories	455	509
Deferred tax assets	2,101	1,447
Other current assets	6,884	5,822

Total current assets	36,265	32,311
Long-term marketable securities	10,528	2,379
Property, plant and equipment, net	2,954	2,455
Goodwill	206	207
Acquired intangible assets, net	247	285
Other assets	3,651	1,935

Total assets	$53,851	$39,572

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$5,601	$5,520
Accrued expenses	3,376	3,719
Deferred revenue	10,305	4,853

Total current liabilities	19,282	14,092
Deferred revenue - non-current	4,485	3,029
Other non-current liabilities	2,252	1,421

Total liabilities	26,019	18,542

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 899,805,500 and 888,325,973 shares issued and outstanding, respectively	8,210	7,177
Retained earnings	19,538	13,845
Accumulated other comprehensive income	84	8

Total shareholders’ equity	27,832	21,030

Total liabilities and shareholders’ equity	$53,851	$39,572

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share amounts which are reflected in thousands and per share amounts)

Three years ended September 26, 2009	2009	2008	2007
Net sales	$36,537	$32,479	$24,006
Cost of sales	23,397	21,334	15,852

Gross margin	13,140	11,145	8,154

Operating expenses:
Research and development	1,333	1,109	782
Selling, general and administrative	4,149	3,761	2,963

Total operating expenses	5,482	4,870	3,745

Operating income	7,658	6,275	4,409
Other income and expense	326	620	599

Income before provision for income taxes	7,984	6,895	5,008
Provision for income taxes	2,280	2,061	1,512

Net income	$5,704	$4,834	$3,496

Earnings per common share:
Basic	$6.39	$5.48	$4.04
Diluted	$6.29	$5.36	$3.93

Shares used in computing earnings per share:
Basic	893,016	881,592	864,595
Diluted	907,005	902,139	889,292

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except share amounts which are reflected in thousands)

	Common Stock		Retained Earnings	Accum- ulated Other Compre- hensive Income	Total Share- holders’ Equity
	Shares	Amount
Balances as of September 30, 2006	855,263	$4,355	$5,607	$22	$9,984
Components of comprehensive income:
Net income	—	—	3,496	—	3,496
Change in foreign currency translation	—	—	—	51	51
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(7)	(7)
Change in unrealized gain on derivative instruments, net of tax	—	—	—	(3)	(3)

Total comprehensive income					3,537
Stock-based compensation	—	251	—	—	251
Common stock issued under stock plans, net of shares withheld for employee taxes	17,066	364	(2)	—	362
Tax benefit from employee stock plan awards	—	398	—	—	398

Balances as of September 29, 2007	872,329	5,368	9,101	63	14,532

Cumulative effect of change in accounting principle	—	45	11	—	56
Components of comprehensive income:
Net income	—	—	4,834		4,834
Change in foreign currency translation	—	—	—	(11)	(11)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(63)	(63)
Change in unrealized gain on derivative instruments, net of tax	—	—	—	19	19

Total comprehensive income					4,779
Stock-based compensation	—	513	—	—	513
Common stock issued under stock plans, net of shares withheld for employee taxes	15,888	460	(101)	—	359
Issuance of common stock in connection with an asset acquisition	109	21	—	—	21
Tax benefit from employee stock plan awards	—	770	—	—	770

Balances as of September 27, 2008	888,326	7,177	13,845	8	21,030

Components of comprehensive income:
Net income	—	—	5,704	—	5,704
Change in foreign currency translation	—	—	—	(54)	(54)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	118	118
Change in unrealized gain on derivative instruments, net of tax	—	—	—	12	12

Total comprehensive income					5,780
Stock-based compensation	—	707	—	—	707
Common stock issued under stock plans, net of shares withheld for employee taxes	11,480	404	(11)	—	393
Tax benefit from employee stock plan awards, including transfer pricing adjustments	—	(78)	—	—	(78)

Balances as of September 26, 2009	899,806	$8,210	$19,538	$84	$27,832

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Three years ended September 26, 2009	2009	2008	2007
Cash and cash equivalents, beginning of the year	$11,875	$9,352	$6,392

Operating Activities:
Net income	5,704	4,834	3,496
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	703	473	317
Stock-based compensation expense	710	516	242
Deferred income tax (benefit)/expense	(519)	(368)	78
Loss on disposition of property, plant and equipment	26	22	12
Changes in operating assets and liabilities:
Accounts receivable, net	(939)	(785)	(385)
Inventories	54	(163)	(76)
Other current assets	(1,050)	(1,958)	(1,540)
Other assets	(1,346)	(492)	81
Accounts payable	92	596	1,494
Deferred revenue	6,908	5,642	1,139
Other liabilities	(184)	1,279	612

Cash generated by operating activities	10,159	9,596	5,470

Investing Activities:
Purchases of marketable securities	(46,724)	(22,965)	(11,719)
Proceeds from maturities of marketable securities	19,790	11,804	6,483
Proceeds from sales of marketable securities	10,888	4,439	2,941
Purchases of other long-term investments	(101)	(38)	(17)
Payments made in connection with business acquisitions, net of cash acquired	—	(220)	—
Payment for acquisition of property, plant and equipment	(1,144)	(1,091)	(735)
Payment for acquisition of intangible assets	(69)	(108)	(251)
Other	(74)	(10)	49

Cash used in investing activities	(17,434)	(8,189)	(3,249)

Financing Activities:
Proceeds from issuance of common stock	475	483	365
Excess tax benefits from stock-based compensation	270	757	377
Cash used to net share settle equity awards	(82)	(124)	(3)

Cash generated by financing activities	663	1,116	739

(Decrease)/increase in cash and cash equivalents	(6,612)	2,523	2,960

Cash and cash equivalents, end of the year	$5,263	$11,875	$9,352

Supplemental cash flow disclosures:
Cash paid for income taxes, net	$2,997	$1,267	$863

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) design, manufacture, and market personal computers, mobile communication devices, and portable digital music and video players and sell a variety of related software, third-party digital content and applications, services, peripherals, and networking solutions. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers and value-added resellers. In addition, the Company sells a variety of third-party Macintosh (“Mac”), iPhone and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government and creative customers.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation. During the first quarter of 2009, the Company reclassified $2.4 billion of certain fixed-income securities from short-term marketable securities to long-term marketable securities in the September 27, 2008 Consolidated Balance Sheet. The reclassification resulted from a change in accounting presentation for certain investments based on contractual maturity dates, which more closely reflects the Company’s assessment of the timing of when such securities will be converted to cash. As a result of this change, marketable securities with maturities less than 12 months are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. There have been no changes in the Company’s investment policies or practices associated with this change in accounting presentation. See Note 2, “Financial Instruments” of this Form 10-K for additional information.

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2009, 2008 and 2007 ended on September 26, 2009, September 27, 2008 and September 29, 2007, respectively, and included 52 weeks each. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

In May 2009, the Financial Accounting Standards Board (“FASB”) established general accounting standards and disclosure for subsequent events. The Company adopted FASB Accounting Standards Codification (“ASC”) 855, Subsequent Events (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), during the third quarter of 2009. The Company has evaluated subsequent events through the date and time the financial statements were issued on October 27, 2009.

Financial Instruments

Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s debt and marketable equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable securities with maturities of less than 12 months are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of shareholders’ equity. The cost of securities sold is based upon the specific identification method.

Derivative Financial Instruments

During the second quarter of 2009, the Company adopted FASB ASC 815, Derivatives and Hedging (formerly referenced as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedged item affect the financial statements.

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. Derivatives that are not defined as hedges must be adjusted to fair value through earnings.

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The Company did not have a net gain or loss on these derivative instruments during 2009, 2008 and 2007. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward exchange contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current earnings.

Fair Value Measurements

During the first quarter of 2009, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures (formerly referenced as SFAS No. 157, Fair Value Measurements), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This new accounting standard does not require any new fair value measurements. The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

During the first quarter of 2009, the Company adopted FASB ASC 825, Financial Instruments (formerly referenced as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including

an amendment of FASB Statement No. 115), which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company’s inventories consist primarily of finished goods for all periods presented.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building, up to five years for equipment, and the shorter of lease terms or ten years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $577 million, $363 million and $249 million during 2009, 2008 and 2007, respectively.

Asset Retirement Obligations

The Company records obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company reviews legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. If it is determined that a legal obligation exists, the fair value of the liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The difference between the gross expected future cash flow and its present value is accreted over the life of the related lease as an operating expense. All of the Company’s existing asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. The Company’s asset retirement liability was $25 million and $21 million as of September 26, 2009 and September 27, 2008, respectively.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any material impairments during 2009, 2008 and 2007.

The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and intangible asset impairment tests on or about August 31 of each year. The Company did not recognize any goodwill or intangible asset impairment charges in 2009, 2008 and 2007. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.

The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to ten years.

Foreign Currency Translation and Remeasurement

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are credited or charged to foreign currency translation included in accumulated other comprehensive income in shareholders’ equity. The Company’s subsidiaries that use the U.S. dollar as their functional currency remeasure monetary assets and liabilities at exchange rates in effect at the end of each period, and inventories, property, and nonmonetary assets and liabilities at historical rates. Gains and losses from these remeasurements were insignificant and have been included in the Company’s results of operations.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, peripherals, and service and support contracts. For any product within these groups that either is software, or is considered software-related (e.g., Mac computers, iPhones and iPod portable digital music and video players), the Company accounts for such products in accordance with the specific industry accounting guidance for software and software related transactions. The Company applies various revenue-related GAAP for products that are not software or software-related, such as digital content sold on the iTunes Store and certain Mac, iPhone and iPod supplies and accessories, which is described below.

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

Revenue from service and support contracts is deferred and recognized ratably over the service coverage periods. These contracts typically include extended phone support, repair services, web-based support resources, diagnostic tools, and extend the service coverage offered under the Company’s standard limited warranty.

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

The Company accounts for multiple element arrangements that consist only of software or software-related products in accordance with industry specific accounting guidance for software and software related transactions. If a multiple-element arrangement includes deliverables that are neither software nor software-related, the Company applies various revenue-related GAAP to determine if those deliverables constitute separate units of accounting from the software or software-related deliverables. If the Company can separate the deliverables, the Company applies the industry specific accounting guidance to the software and software-related deliverables and applies other appropriate guidance to the non-software related deliverables. Revenue on arrangements that include multiple elements such as hardware, software and services is allocated to each element based on the relative fair value of each element. Each element’s allocated revenue is recognized when the revenue recognition criteria for that element have been met. Fair value is generally determined by vendor specific objective evidence (“VSOE”), which is based on the price charged when each element is sold separately. If the Company cannot objectively determine the fair value of any undelivered element included in a multiple-element arrangement, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

For both iPhone and Apple TV, the Company has indicated it may from time-to-time provide future unspecified features and additional software products free of charge to customers. Accordingly, iPhone handsets and Apple TV sales are accounted for under subscription accounting in accordance with GAAP. As such, the revenue and associated cost of sales are deferred at the time of sale, and are both recognized on a straight-line basis over the currently estimated 24-month economic life of these products, with any loss recognized at the time of sale. Costs incurred by the Company for engineering, sales, marketing and warranty are expensed as incurred.

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

Generally, the Company does not offer specified or unspecified upgrade rights to its customers in connection with software sales or the sale of extended warranty and support contracts. When the Company does offer specified upgrade rights, the Company defers revenue for the fair value of the specified upgrade right until the future obligation is fulfilled or the right to the specified upgrade expires. A limited number of the Company’s software products are available with maintenance agreements that grant customers rights to unspecified future upgrades over the maintenance term on a when and if available basis. Revenue associated with such maintenance is recognized ratably over the maintenance term.

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

Warranty Expense

The Company generally provides for the estimated cost of hardware and software warranties at the time the related revenue is recognized. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates. For products accounted for under subscription accounting, the Company recognizes warranty expense as incurred.

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

In 2009 and 2008, the Company capitalized $71 million and $11 million, respectively, of costs associated with the development of Mac OS X Version 10.6 Snow Leopard (“Mac OS X Snow Leopard”), which was released during the fourth quarter of 2009. During 2007, the Company capitalized $75 million of costs associated with the development of Mac OS X Version 10.5 Leopard (“Mac OS X Leopard”) and iPhone software. The capitalized costs are being amortized to cost of sales on a straight-line basis over a three year estimated useful life of the underlying technology.

Total amortization related to capitalized software development costs was $25 million, $27 million and $13 million in 2009, 2008 and 2007, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $501 million, $486 million and $467 million for 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit, the foreign tax credit and the domestic manufacturing deduction through the income statement. Further information regarding stock-based compensation can be found in Note 7, “Shareholders’ Equity and Stock-Based Compensation.”

Income Taxes

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

During 2008, the Company adopted FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (formerly referenced as FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an

interpretation of FASB Statement No. 109), which changed the framework for accounting for uncertainty in income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 6, “Income Taxes” for additional information, including the effects of adoption on the Company’s consolidated financial statements.

Earnings Per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued. Potentially dilutive securities include outstanding stock options, shares to be purchased under the employee stock purchase plan and unvested RSUs. The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock can result in a greater dilutive effect from potentially dilutive securities.

The following table sets forth the computation of basic and diluted earnings per common share for the three years ended September 26, 2009 (in thousands, except net income in millions and per share amounts):

	2009	2008	2007
Numerator:
Net income	$5,704	$4,834	$3,496

Denominator:
Weighted-average shares outstanding	893,016	881,592	864,595
Effect of dilutive securities	13,989	20,547	24,697

Weighted-average shares diluted	907,005	902,139	889,292

Basic earnings per common share	$6.39	$5.48	$4.04

Diluted earnings per common share	$6.29	$5.36	$3.93

Potentially dilutive securities representing 12.6 million, 10.3 million and 13.7 million shares of common stock for 2009, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. Information about the Company’s products, major customers and geographic areas on a company-wide basis is also disclosed.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash and cash equivalents or short-term or long-term marketable securities as of September 26, 2009 and September 27, 2008 (in millions):

	September 26, 2009	September 27, 2008
Cash	$1,139	$368

Money market funds	1,608	1,536
U.S. Treasury securities	289	118
U.S. agency securities	273	2,798
Certificates of deposit and time deposits	572	2,560
Commercial paper	1,381	4,429
Corporate securities	—	66
Municipal securities	1	—

Total cash equivalents	4,124	11,507

U.S. Treasury securities	2,843	343
U.S. agency securities	8,582	5,823
Non-U.S. government securities	219	83
Certificates of deposit and time deposits	1,142	486
Commercial paper	2,816	1,254
Corporate securities	2,466	2,247
Municipal securities	133	—

Total short-term marketable securities	18,201	10,236

U.S. Treasury securities	484	100
U.S. agency securities	2,252	751
Non-U.S. government securities	102	—
Certificates of deposit and time deposits	—	32
Corporate securities	7,320	1,496
Municipal securities	370	—

Total long-term marketable securities	10,528	2,379

Total cash, cash equivalents and marketable securities	$33,992	$24,490

During the first quarter of 2009, the Company changed its accounting presentation for certain fixed-income investments, which resulted in the reclassification of certain investments from short-term marketable securities to long-term marketable securities. As a result, prior year balances have been reclassified to conform to the current year’s presentation. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date, while its prior classifications were based on the nature of the securities and their availability for use in current operations. As a result of this change, marketable securities with maturities of less than 12 months are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. The Company’s long-term marketable securities’ maturities range from one year to five years. The Company believes this new presentation is preferable as it more closely reflects the Company’s assessment of the timing of when such securities will be converted to cash. Accordingly, certain fixed-income investments totaling $2.4 billion have been reclassified from short-term marketable securities to long-term marketable securities in the September 27, 2008 Consolidated Balance Sheet to conform to the current year’s financial statement presentation. There have been no changes in the Company’s investment policies or practices associated with this change in accounting presentation.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 26, 2009 and September 27, 2008 (in millions):

	September 26, 2009
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$1,608	$—	$—	$1,608
U.S. Treasury securities	3,610	6	—	3,616
U.S. agency securities	11,085	22	—	11,107
Non-U.S. government securities	320	1	—	321
Certificates of deposit and time deposits	1,714	—	—	1,714
Commercial paper	4,197	—	—	4,197
Corporate securities	9,760	42	(16)	9,786
Municipal securities	502	2	—	504

Total cash equivalents and marketable securities	$32,796	$73	$(16)	$32,853

	September 27, 2008
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$1,536	$—	$—	$1,536
U.S. Treasury securities	559	2	—	561
U.S. agency securities	9,383	2	(13)	9,372
Non-U.S. government securities	83	—	—	83
Certificates of deposit and time deposits	3,078	—	—	3,078
Commercial paper	5,683	—	—	5,683
Corporate securities	3,917	—	(108)	3,809

Total cash equivalents and marketable securities	$24,239	$4	$(121)	$24,122

The Company had net unrealized gains on its investment portfolio of $57 million as of September 26, 2009 and net unrealized losses on its investment portfolio of $117 million as of September 27, 2008. The net unrealized gains as of September 26, 2009 and the net unrealized losses as of September 27, 2008 related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during 2009, 2008 and 2007 related to such sales.

The following table shows the gross unrealized losses and fair value for investments in an unrealized loss position as of September 26, 2009 and September 27, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	September 26, 2009
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
Corporate securities	$1,667	$(3)	$719	$ (13)	$ 2,386	$(16)

Total	$1,667	$(3)	$719	$ (13)	$ 2,386	$(16)

	September 27, 2008
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
U.S. agency securities	$6,822	$(13)	$—	$ —	$ 6,822	$(13)
Corporate securities	2,147	(31)	1,148	(77)	3,295	(108)

Total	$8,969	$(44)	$1,148	$ (77)	$ 10,117	$(121)

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates, specifically, widening credit spreads. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended September 26, 2009 and September 27, 2008, the Company did not recognize any material impairment charges. As of September 26, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign currency exchange risk. The Company may enter into foreign currency forward and option contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and cost of sales, of net investments in certain foreign subsidiaries, and on certain existing assets and liabilities. To help protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries whose functional currency is the U.S. dollar, hedge a portion of forecasted foreign currency revenue. The Company’s subsidiaries whose functional currency is not the U.S. dollar and who sell in local currencies, may hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currencies. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases for three to six months. To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. The Company may also enter into foreign currency forward and option contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies. However, the Company may choose not to hedge certain foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.

The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the Consolidated Balance Sheets at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges and net investment hedges are adjusted to fair value through earnings in other income and expense.

The Company had a net deferred gain associated with cash flow hedges of approximately $31 million and $19 million, net of taxes, recorded in other comprehensive income as of September 26, 2009 and September 27, 2008, respectively. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related revenue is recognized, and other comprehensive income related to cash flow hedges of inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. The portion of the Company’s net deferred gain related to products under subscription accounting is expected to be recorded in earnings ratably over the related products’ estimated economic lives beginning when the hedged transactions occur, while the portion of the net deferred gain related to other products is expected to be recorded in earnings at the time the hedged transactions occur. As of September 26, 2009, the hedged transactions are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during 2009, 2008 and 2007.

The Company had an unrealized net loss on net investment hedges of $2 million and $1 million, net of taxes, included in the cumulative translation adjustment account of accumulated other comprehensive income (“AOCI”) as of September 26, 2009 and September 27, 2008, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in current earnings in other income and expense.

The Company recognized in earnings a net gain of $133 million on foreign currency forward and option contracts not designated as hedging instruments during the year ended September 26, 2009.

The following table shows the notional principal and credit risk amounts of the Company’s derivative instruments outstanding as of September 26, 2009 and September 27, 2008 (in millions):

	2009		2008
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$4,422	$31	$5,902	$107

Instruments other than accounting hedges:
Foreign exchange contracts	$3,416	$10	$2,868	$8

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of September 26, 2009, and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. The Company’s gross exposure on these transactions may be further mitigated by collateral received from certain counterparties. The Company’s exposure to credit loss and market risk will vary over time as a function of currency exchange rates. Although the table above reflects the notional principal and credit risk amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received when the net fair value of certain financial instruments exceeds contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. The Company did not record a material amount of cash collateral related to the derivative instruments under its master netting arrangements as of September 26, 2009. The Company did not have any derivative instruments with credit risk-related contingent features that would require it to post additional collateral as of September 26, 2009.

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 26, 2009. Refer to Note 3, “Fair Value Measurements” of this Form 10-K, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the consolidated financial statements on a recurring basis. The following tables shows the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of September 26, 2009 and September 27, 2008 (in millions):

	September 26, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$27	$10	$37

Derivative liabilities (b):
Foreign exchange contracts	$24	$1	$25

	September 27, 2008
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$107	$8	$115

Derivative liabilities (b):
Foreign exchange contracts	$68	$2	$70

(a)	All derivative assets are recorded as other current assets in the Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses in the Consolidated Balance Sheets.

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Consolidated Statements of Operations for the year ended September 26, 2009 (in millions):

	Year Ended September 26, 2009
	Gain or (Loss) Recognized in AOCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from AOCI into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Cash flow hedges:
Foreign exchange contracts	$283	Net sales	$251	Other income and expense	$(83)
Foreign exchange contracts	55	Cost of sales	72	Other income and expense	(14)

Net investment hedges:
Foreign exchange contracts	(44)	Other income and expense	—	Other income and expense	3

Total	$294		$323		$(94)

(a)	Refer to Note 7, “Shareholders’ Equity and Stock-Based Compensation” of this Form 10-K, which summarizes the activity in accumulated other comprehensive income related to derivatives.

Accounts Receivable

Trade Receivables

The Company distributes its products through third-party distributors, cellular network carriers, and resellers and directly to certain education, consumer and enterprise customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible, the Company attempts to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia, or by requiring third-party financing, loans or leases to support credit exposure. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables not covered by collateral, third-party financing arrangements, or credit insurance are outstanding with the Company’s distribution and retail channel partners. Trade receivables from one of the Company’s customers accounted for 16% of trade receivables as of September 26, 2009 and two of the Company’s customers accounted for 15% and 10%, respectively, of trade receivables as of September 27, 2008.

The following table summarizes the activity in the allowance for doubtful accounts for the three years ended September 26, 2009 (in millions):

	2009	2008	2007
Beginning allowance balance	$ 47	$47	$ 52
Charged to costs and expenses	25	3	12
Deductions	(20)	(3)	(17)

Ending allowance balance	$ 52	$47	$ 47

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of raw material components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these raw material components directly from suppliers. These non-trade receivables, which are included in the Consolidated Balance Sheets in other current assets, totaled $1.7 billion and $2.3 billion as of September 26, 2009 and September 27, 2008, respectively. Vendor non-trade receivables from two of the Company’s vendors accounted for 40% and 36%, respectively, of non-trade receivables as of September 26, 2009 and two of the Company’s vendors accounted for 47% and 38%, respectively, of non-trade receivables as of September 27, 2008. The Company does not reflect the sale of these components in net sales and does not recognize any profits on these sales until the related products are sold by the Company, at which time any profit is recognized as a reduction of cost of sales.

Note 3 – Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 26, 2009 (in millions):

	September 26, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Money market funds	$1,608	$—	$—	$1,608
U.S. Treasury securities	—	3,616	—	3,616
U.S. agency securities	—	11,107	—	11,107
Non-U.S. government securities	—	321	—	321
Certificates of deposit and time deposits	—	1,714	—	1,714
Commercial paper	—	4,197	—	4,197
Corporate securities	—	9,786	—	9,786
Municipal securities	—	504	—	504
Marketable equity securities	61	—	—	61
Derivative assets	—	37	—	37

Total assets measured at fair value	$1,669	$31,282	$—	$32,951

Liabilities:
Derivative liabilities	$—	$25	$—	$25

Total liabilities measured at fair value	$—	$25	$—	$25

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as presented in the Company’s Consolidated Balance Sheet as of September 26, 2009 (in millions):

	September 26, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Cash equivalents	$1,608	$2,516	$—	$4,124
Short-term marketable securities	—	18,201	—	18,201
Long-term marketable securities	—	10,528	—	10,528
Other current assets	—	37	—	37
Other assets	61	—	—	61

Total assets measured at fair value	$1,669	$31,282	$—	$32,951

Liabilities:
Other current liabilities	$—	$25	$—	$25

Total liabilities measured at fair value	$—	$25	$—	$25

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Note 4 – Consolidated Financial Statement Details

The following tables show the Company’s consolidated financial statement details as of September 26, 2009 and September 27, 2008 (in millions):

Other Current Assets

	2009	2008
Deferred costs under subscription accounting - current	$3,703	$1,931
Vendor non-trade receivables	1,696	2,282
Inventory component prepayments - current	309	475
Other current assets	1,176	1,134

Total other current assets	$6,884	$5,822

Property, Plant and Equipment

	2009	2008
Land and buildings	$ 955	$ 810
Machinery, equipment and internal-use software	1,932	1,491
Office furniture and equipment	115	122
Leasehold improvements	1,665	1,324

Gross property, plant and equipment	4,667	3,747
Accumulated depreciation and amortization	(1,713)	(1,292)

Net property, plant and equipment	$ 2,954	$ 2,455

Other Assets

	2009	2008
Deferred costs under subscription accounting - non-current	$1,468	$1,089
Inventory component prepayments - non-current	844	208
Deferred tax assets - non-current	259	138
Capitalized software development costs, net	106	67
Other assets	974	433

Total other assets	$3,651	$1,935

Accrued Expenses

	2009	2008
Income taxes payable	$439	$502
Accrued marketing and distribution	359	329
Accrued compensation and employee benefits	357	320
Deferred margin on component sales	225	681
Accrued warranty and related costs	210	267
Other current liabilities	1,786	1,620

Total accrued expenses	$3,376	$3,719

Non-Current Liabilities

	2009	2008
Deferred tax liabilities	$966	$675
Other non-current liabilities	1,286	746

Total other non-current liabilities	$2,252	$1,421

Note 5 – Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to ten years. The following table summarizes the components of gross and net intangible asset balances as of September 26, 2009 and September 27, 2008 (in millions):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived and amortizable acquired technology	$323	$(176)	$147	$308	$(123)	$185
Indefinite lived and unamortizable trademarks	100	—	100	100	—	100

Total acquired intangible assets	$423	$(176)	$247	$408	$(123)	$285

Goodwill	$206	$—	$206	$207	$—	$207

In 2008, the Company completed an acquisition of a business for total cash consideration, net of cash acquired, of $220 million, of which $169 million has been allocated to goodwill, $51 million to deferred tax assets and $7 million to acquired intangible assets.

The Company’s goodwill is allocated primarily to the America’s reportable operating segment. Amortization expense related to acquired intangible assets was $53 million, $46 million and $35 million in 2009, 2008 and 2007, respectively. As of September 26, 2009 and September 27, 2008, the remaining weighted-average amortization period for acquired technology was 7.2 years and 7.0 years, respectively.

Expected annual amortization expense related to acquired technology as of September 26, 2009, is as follows (in millions):

Years
2010	$40
2011	37
2012	28
2013	13
2014	10
Thereafter	19

Total	$147

Note 6 – Income Taxes

The provision for income taxes for the three years ended September 26, 2009, consisted of the following (in millions):

	2009	2008	2007
Federal:
Current	$2,162	$1,942	$1,219
Deferred	(207)	(155)	85

	1,955	1,787	1,304

State:
Current	279	210	112
Deferred	(113)	(82)	9

	166	128	121

Foreign:
Current	358	277	103
Deferred	(199)	(131)	(16)

	159	146	87

Provision for income taxes	$2,280	$2,061	$1,512

The foreign provision for income taxes is based on foreign pretax earnings of $4.4 billion, $3.5 billion and $2.2 billion in 2009, 2008 and 2007, respectively. As of September 26, 2009 and September 27, 2008, $17.4 billion and $11.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. U.S. income taxes have not been provided on a cumulative total of $5.1 billion of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

As of September 26, 2009 and September 27, 2008, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2009	2008
Deferred tax assets:
Accrued liabilities and other reserves	$2,133	$1,295
Basis of capital assets and investments	180	173
Accounts receivable and inventory reserves	172	126
Other	683	550

Total deferred tax assets	3,168	2,144
Less valuation allowance	—	—

Deferred tax assets, net of valuation allowance	3,168	2,144

Deferred tax liabilities - Unremitted earnings of foreign subsidiaries	1,778	1,234

Net deferred tax assets	$1,390	$910

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2009, 2008 and 2007) to income before provision for income taxes for the three years ended September 26, 2009, is as follows (in millions):

	2009	2008	2007
Computed expected tax	$2,795	$2,414	$1,753
State taxes, net of federal effect	228	159	140
Indefinitely invested earnings of foreign subsidiaries	(658)	(492)	(297)
Nondeductible executive compensation	13	6	6
Research and development credit, net	(84)	(21)	(54)
Other	(14)	(5)	(36)

Provision for income taxes	$2,280	$2,061	$1,512

Effective tax rate	29%	30%	30%

The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For stock options, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. The Company had net tax benefits from employee stock plan awards of $246 million, $770 million and $398 million in 2009, 2008 and 2007, respectively, which were reflected as increases to common stock.

On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed into law. This bill, among other things, retroactively extended the expired research and development tax credit. As a result, the Company recorded a tax benefit of $42 million in the first quarter of 2009 to account for the retroactive effects of the research credit extension.

Uncertain Tax Positions

As discussed in Note 1, “Summary of Significant Accounting Policies” the Company adopted new accounting principles on accounting for uncertain tax positions in 2008. Under these new principles, tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Upon adoption of these new principles, the Company’s cumulative effect of a change in accounting principle resulted in an increase to retained earnings of $11 million. The Company had historically classified interest and penalties and unrecognized tax benefits as current liabilities. Beginning with the adoption of these new principles, the Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Consolidated Balance Sheets. The total amount of gross unrecognized tax benefits as of the date of adoption was $475 million, of which $209 million, if recognized, would affect the Company’s effective tax rate.

The Company’s total gross unrecognized tax benefits are classified as non-current liabilities in the Consolidated Balance Sheets. As of September 26, 2009, the total amount of gross unrecognized tax benefits was $971 million, of which $307 million, if recognized, would affect the Company’s effective tax rate. As of September 27, 2008, the total amount of gross unrecognized tax benefits was $506 million, of which $253 million, if recognized, would affect the Company’s effective tax rate.

On May 27, 2009, the United States Court of Appeals for the Ninth Circuit issued its ruling in the case of Xilinx, Inc. v. Commissioner, holding that stock-based compensation is required to be included in certain transfer pricing arrangements between a U.S. company and its offshore subsidiary. As a result of the ruling in this case, the Company increased its liability for unrecognized tax benefits by approximately $86 million and decreased shareholders’ equity by approximately $78 million in the year ended September 26, 2009.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the two years ended September 26, 2009, is as follows (in millions):

Balance as of September 30, 2007	$475
Increases related to tax positions taken during a prior period	27
Decreases related to tax positions taken during a prior period	(70)
Increases related to tax positions taken during the current period	85
Decreases related to settlements with taxing authorities	—
Decreases related to expiration of statute of limitations	(11)

Balance as of September 27, 2008	506
Increases related to tax positions taken during a prior period	341
Decreases related to tax positions taken during a prior period	(24)
Increases related to tax positions taken during the current period	151
Decreases related to settlements with taxing authorities	—
Decreases related to expiration of statute of limitations	(3)

Balance as of September 26, 2009	$971

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting the new accounting principles on accounting for uncertain tax positions in 2008. As of the date of adoption, the Company had accrued $203 million for the gross interest and penalties relating to unrecognized tax benefits. As of September 26, 2009 and September 27, 2008, the total amount of gross interest and penalties accrued was $291 million and $219 million, respectively, which is classified as non-current liabilities in the Consolidated Balance Sheets. In 2009 and 2008, the Company recognized interest expense in connection with tax matters of $64 million and $16 million, respectively.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2002 are closed. The years 2002-2003 have been examined by the Internal Revenue Service (the “IRS”) and disputed issues have been taken to administrative appeals. The IRS is currently examining the 2004-2006 years. In addition, the Company is also subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 1988 and 2000, respectively, generally remain open and could be subject to examination by the taxing authorities.

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

Note 7 – Shareholders’ Equity and Stock-Based Compensation

Preferred Stock

The Company has five million shares of authorized preferred stock, none of which is issued or outstanding. Under the terms of the Company’s Restated Articles of Incorporation, the Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of the Company’s authorized but unissued shares of preferred stock.

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of the three years ended September 26, 2009 (in millions):

	2009	2008	2007
Net unrealized gains/losses on available-for-sale securities	$48	$(70)	$(7)
Net unrecognized gains on derivative instruments	31	19	—
Cumulative foreign currency translation	5	59	70

Accumulated other comprehensive income	$84	$8	$63

The change in fair value of available-for-sale securities included in other comprehensive income was $118 million, $(63) million and $(7) million, net of taxes in 2009, 2008 and 2007, respectively. The tax effect related to the change in unrealized gain/loss on available-for-sale securities was $(78) million, $42 million and $4 million for 2009, 2008 and 2007, respectively.

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three years ended September 26, 2009 (in millions):

	2009	2008	2007
Changes in fair value of derivatives	$90	$7	$(1)
Adjustment for net gains/losses realized and included in net income	(78)	12	(2)

Change in unrecognized gains/losses on derivative instruments	$12	$19	$(3)

The tax effect related to the changes in fair value of derivatives was $(60) million, $(5) million and $1 million for 2009, 2008 and 2007, respectively. The tax effect related to derivative gains/losses reclassified from other comprehensive income to net income was $54 million, $(9) million and $2 million for 2009, 2008 and 2007, respectively.

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based equity grants to employees, including executive officers. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards. Based on the terms of individual option grants, options granted under the 2003 Plan generally expire seven to ten years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual, semi-annual or quarterly vesting. In general, RSUs granted under the 2003 Plan vest over two to four years, are subject to the employees’ continued employment and do not have an expiration date. As of September 26, 2009, approximately 37 million shares were reserved for future issuance under the 2003 Plan.

1997 Employee Stock Option Plan

In August 1997, the Company’s Board of Directors approved the 1997 Employee Stock Option Plan (the “1997 Plan”), a non-shareholder approved plan for grants of stock options to employees who are not officers of the Company. Based on the terms of individual option grants, options granted under the 1997 Plan generally expire seven to ten years after the grant date. All stock options granted under the 1997 Plan are fully vested. In October 2003, the Company terminated the 1997 Plan, and no new options can be granted from this plan.

1997 Director Stock Option Plan

In August 1997, the Company’s Board of Directors adopted a Director Stock Option Plan (the “Director Plan”) for non-employee directors of the Company, which was approved by shareholders in 1998. Pursuant to the Director Plan, the Company’s non-employee directors are granted an option to acquire 30,000 shares of common stock upon their initial election to the Board (“Initial Options”). The Initial Options vest and become exercisable in three equal annual installments on each of the first through third anniversaries of the grant date. On the fourth anniversary of a non-employee director’s initial election to the Board and on each subsequent anniversary thereafter, the director will be entitled to receive an option to acquire 10,000 shares of common stock (“Annual Options”). Annual Options are fully vested and immediately exercisable on their date of grant. Options granted under the Director Plan expire ten years after the grant date. As of September 26, 2009, approximately 240,000 shares were reserved for future issuance under the Director Plan.

Rule 10b5-1 Trading Plans

As of October 16, 2009, executive officers Timothy D. Cook, Ronald B. Johnson, Peter Oppenheimer, Philip W. Schiller and Bertrand Serlet have entered into trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase common stock through payroll deductions at a price equal to 85% of the lower of the fair market values as of the beginning and end of six-month offering periods. Stock purchases under the Purchase Plan are limited to 10% of an employee’s compensation, up to a maximum of $25,000 in any calendar year. The number of shares authorized to be purchased in any calendar year is limited to a total of 3 million shares. As of September 26, 2009, approximately 4.7 million shares were reserved for future issuance under the Purchase Plan.

Employee Savings Plan

The Company has an employee savings plan (the “Savings Plan”) qualifying as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($16,500 for calendar year 2009). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s eligible earnings. The Company’s matching contributions to the Savings Plan were $59 million, $50 million and $39 million in 2009, 2008 and 2007, respectively.

Restricted Stock Units

Historically, the Company used equity awards in the form of stock options as one of the means for recruiting and retaining highly skilled talent. In conjunction with the Company’s 2009 equity compensation program changes, it began issuing primarily RSUs rather than stock options for eligible employees as the primary type of long-term equity-based award. A summary of the Company’s RSU activity and related information for the three years ended September 26, 2009, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 30, 2006	3,410	$39.62
Restricted stock units granted	1,320	$88.51
Restricted stock units vested	(45)	$46.57
Restricted stock units cancelled	(10)	$86.14

Balance at September 29, 2007	4,675	$52.98
Restricted stock units granted	4,917	$162.61
Restricted stock units vested	(2,195)	$25.63
Restricted stock units cancelled	(357)	$119.12

Balance at September 27, 2008	7,040	$134.91
Restricted stock units granted	7,786	$111.80
Restricted stock units vested	(1,935)	$124.87
Restricted stock units cancelled	(628)	$121.28

Balance at September 26, 2009	12,263	$122.52	$2,236,305

The fair value as of the vesting date of RSUs that vested was $221 million, $320 million and $6 million for 2009, 2008 and 2007, respectively. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of RSUs vested in 2009, 2008 and 2007, were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 707,000, 857,000 and 20,000 for 2009, 2008 and 2007, respectively, and were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $82 million, $124 million and $3 million in 2009, 2008 and 2007, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Stock Option Activity

A summary of the Company’s stock option and RSU activity and related information for the three years ended September 26, 2009, is as follows (in thousands, except per share amounts and contractual term in years):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 30, 2006	54,994	52,982	$23.23
Additional shares authorized	28,000	—	$—
Restricted stock units granted	(2,640)	—	$—
Options granted	(14,010)	14,010	$94.52
Options cancelled	1,471	(1,471)	$55.38
Restricted stock units cancelled	20	—	$—
Options exercised	—	(15,770)	$18.32
Plan shares expired	(8)	—	$—

Balance at September 29, 2007	67,827	49,751	$43.91
Restricted stock units granted	(9,834)	—	$—
Options granted	(9,359)	9,359	$171.36
Options cancelled	1,236	(1,236)	$98.40
Restricted stock units cancelled	714	—	$—
Options exercised	—	(13,728)	$27.88
Plan shares expired	(12)	—	$—

Balance at September 27, 2008	50,572	44,146	$74.39
Restricted stock units granted	(15,572)	—	$—
Options granted	(234)	234	$106.84
Options cancelled	1,241	(1,241)	$122.98
Restricted stock units cancelled	1,256	—	$—
Options exercised	—	(8,764)	$41.78
Plan shares expired	(2)	—	$—

Balance at September 26, 2009	37,261	34,375	$81.17	3.52	$3,482,530

Exercisable at September 26, 2009		24,685	$60.62	3.01	$3,006,829
Expected to Vest after September 26, 2009		9,479	$133.28	4.82	$465,321

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. Total intrinsic value of options at time of exercise was $827 million, $2.0 billion and $1.3 billion for 2009, 2008 and 2007, respectively.

RSUs granted are deducted from the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled are added back to the shares available for grant under the Company’s stock option plans utilizing a factor of two times the number of RSUs cancelled. Outstanding RSU balances are not included in the outstanding options balances in the stock option activity table.

Stock-Based Compensation

Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the BSM option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.

The weighted-average assumptions used for the three years ended September 26, 2009, and the resulting estimates of weighted-average fair value per share of options granted and of employee stock purchase plan rights (“stock purchase rights”) during those periods are as follows:

	2009		2008	2007
Expected life of stock options	4.54 years	(a)	3.41 years	3.46 years
Expected life of stock purchase rights	6 months		6 months	6 months
Interest rate - stock options	2.04%	(a)	3.40%	4.61%
Interest rate - stock purchase rights	0.58%		3.48%	5.13%
Volatility - stock options	50.98%	(a)	45.64%	38.13%
Volatility - stock purchase rights	52.16%		38.51%	39.22%
Dividend yields	—		—	—

Weighted-average fair value of stock options granted during the year	$46.71		$62.73	$31.86
Weighted-average fair value of employee stock purchase plan rights during the year	$30.62		$42.27	$20.90

(a)

In conjunction with the Company’s 2009 equity compensation program changes, it began issuing primarily RSUs rather than stock options to employees, although the Company continues to grant stock options to non-employee directors. Accordingly the weighted average expected life of stock options was influenced by non-employee director stock option grants, which had a ten-year expected life. The weighted average expected life of stock options also affects the resulting interest rate and expected volatility assumptions.

The following table provides a summary of the stock-based compensation expense included in the Consolidated Statements of Operations for the three years ended September 26, 2009 (in millions):

	2009	2008	2007
Cost of sales	$114	$80	$35
Research and development	258	185	77
Selling, general and administrative	338	251	130

Total stock-based compensation expense	$710	$516	$242

Stock-based compensation expense capitalized as software development costs was not significant as of September 26, 2009 or September 27, 2008. The income tax benefit related to stock-based compensation expense was $266 million, $169 million and $81 million for 2009, 2008 and 2007, respectively. The total unrecognized compensation cost related to stock options and RSUs expected to vest was $1.4 billion as of September 26, 2009, which is expected to be recognized over a weighted-average period of 2.53 years.

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are generally for terms of one to 20 years and generally provide renewal options for terms of one to five additional years. Leases for retail space are for terms of five to 20 years, the majority of which are for ten years, and often contain multi-year renewal options. As of September 26, 2009, the Company’s total future minimum lease payments under noncancelable operating leases were $1.9 billion, of which $1.5 billion related to leases for retail space.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $231 million, $207 million and $151 million in 2009, 2008 and 2007, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 26, 2009, are as follows (in millions):

Years
2010	$222
2011	234
2012	228
2013	214
2014	199
Thereafter	825

Total minimum lease payments	$1,922

Accrued Warranty and Indemnifications

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company’s hardware products. The Company provides currently for the estimated cost that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. The Company assesses the adequacy of its preexisting warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates. For products accounted for under subscription accounting, the Company recognizes warranty expense as incurred.

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

The following table reconciles changes in the Company’s accrued warranties and related costs for the three years ended September 26, 2009 (in millions):

	2009	2008	2007
Beginning accrued warranty and related costs	$267	$230	$284
Cost of warranty claims	(294)	(319)	(281)
Accruals for product warranties	237	356	227

Ending accrued warranty and related costs	$210	$267	$230

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

However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either September 26, 2009 or September 27, 2008.

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not materially adversely affected the Company’s financial condition or operating results.

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including but not limited to microprocessors, enclosures, certain liquid crystal displays (“LCDs”), certain optical drives and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources, which subjects the Company to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including but not limited to NAND flash memory, dynamic random access memory (“DRAM”) and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can materially adversely affect its financial condition and operating results.

The Company and other participants in the personal computer, mobile communication and consumer electronics industries also compete for various components with other industries that have experienced increased demand for their products. In addition, the Company uses some custom components that are not common to the rest of the personal computer, mobile communication and consumer electronics industries, and new products introduced by the Company often utilize custom components available from only one source until the Company has evaluated whether there is a need for, and subsequently qualifies, additional suppliers. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements.

Significant portions of the Company’s Mac computers, iPhones, iPods, logic boards and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company’s outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company’s key products including but not limited to final assembly of substantially all of the Company’s portable Mac computers, iPhones, iPods and most of the Company’s desktop products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods ranging from 30 to 150 days.

Long-Term Supply Agreements

The Company has entered into prepaid long-term supply agreements to secure the supply of certain inventory components. During the first quarter of 2009, a long-term supply agreement with Intel Corporation was terminated and the remaining prepaid balance of $167 million was repaid to the Company. During the second and fourth quarters of 2009, the Company made a prepayment of $500 million to LG Display for the purchase of LCD panels and a prepayment of $500 million to Toshiba to purchase NAND flash memory, respectively. As of September 26, 2009, the Company had a total of $1.2 billion of inventory component prepayments outstanding.

Contingencies

The Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, which are discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings.” In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in any of these legal matters or if several of these legal matters were resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Production and marketing of products in certain states and countries may subject the Company to environmental, product safety and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have been passed in several jurisdictions in which the Company operates, including various countries within Europe and Asia and certain states and provinces within North America. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there is no assurance that such existing laws or future laws will not materially adversely affect the Company’s financial condition or operating results.

Note 9 – Segment Information and Geographic Data

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific, Retail and FileMaker operations. The Company’s reportable operating segments consist of Americas, Europe, Japan and Retail operations. Other operating segments include Asia Pacific, which encompasses Australia and Asia except for Japan and the Company’s FileMaker, Inc. subsidiary. The Americas, Europe, Japan and Asia Pacific segments exclude activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable operating segment provides similar hardware and software products and similar services to the same types of customers. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $369 million, $389 million and $294 million for 2009, 2008 and 2007, respectively.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 11 high-profile stores as of September 26, 2009. Expenses allocated to corporate marketing resulting from the operations of high-profile stores were $65 million, $53 million and $39 million for 2009, 2008 and 2007, respectively.

Summary information by operating segment for the three years ended September 26, 2009 is as follows (in millions):

	2009	2008	2007
Americas:
Net sales	$16,142	$14,573	$11,596
Operating income	$4,772	$4,051	$2,949
Depreciation, amortization and accretion	$11	$9	$9
Segment assets (a)	$4,290	$3,039	$1,497

Europe:
Net sales	$9,365	$7,622	$5,460
Operating income	$2,913	$2,313	$1,348
Depreciation, amortization and accretion	$7	$6	$6
Segment assets	$2,994	$1,775	$595

Japan:
Net sales	$1,831	$1,509	$1,082
Operating income	$657	$440	$232
Depreciation, amortization and accretion	$2	$2	$3
Segment assets	$638	$302	$159

Retail:
Net sales	$6,574	$6,315	$4,115
Operating income	$1,392	$1,337	$875
Depreciation, amortization and accretion (b)	$146	$108	$88
Segment assets (b)	$1,929	$1,869	$1,085

Other Segments (c):
Net sales	$2,625	$2,460	$1,753
Operating income	$748	$615	$388
Depreciation, amortization and accretion	$4	$4	$3
Segment assets	$953	$534	$252

(a)	The Americas asset figures do not include fixed assets held in the U.S. Such fixed assets are not allocated specifically to the Americas segment and are included in the corporate assets figures below.
(b)	Retail segment depreciation and asset figures reflect the cost and related depreciation of its retail stores and related infrastructure.
(c)	Other Segments include Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income and assets to the consolidated financial statements for the three years ended September 26, 2009 is as follows (in millions):

	2009	2008	2007
Segment operating income	$10,482	$8,756	$5,792
Other corporate expenses, net (a)	(2,114)	(1,965)	(1,141)
Stock-based compensation expense	(710)	(516)	(242)

Total operating income	$7,658	$6,275	$4,409

Segment assets	$10,804	$7,519	$3,588
Corporate assets	43,047	32,053	21,759

Consolidated assets	$53,851	$39,572	$25,347

Segment depreciation, amortization and accretion	$170	$129	$109
Corporate depreciation, amortization and accretion	533	344	208

Consolidated depreciation, amortization and accretion	$703	$473	$317

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

No single customer or single country outside of the U.S. accounted for more than 10% of net sales in 2009, 2008 or 2007. Net sales and long-lived assets related to the U.S. and international operations for the three years ended September 26, 2009, are as follows (in millions):

	2009	2008	2007
Net sales:
U.S.	$19,870	$18,469	$14,128
International	16,667	14,010	9,878

Total net sales	$36,537	$32,479	$24,006

Long-lived assets:
U.S.	$2,698	$2,269	$1,752
International	495	410	260

Total long-lived assets	$3,193	$2,679	$2,012

Information regarding net sales by product for the three years ended September 26, 2009, is as follows (in millions):

	2009	2008	2007
Net sales:
Desktops (a)	$4,308	$5,603	$4,020
Portables (b)	9,472	8,673	6,294

Total Mac net sales	13,780	14,276	10,314

iPod	8,091	9,153	8,305
Other music related products and services (c)	4,036	3,340	2,496
iPhone and related products and services (d)	6,754	1,844	123
Peripherals and other hardware (e)	1,470	1,659	1,260
Software, service and other net sales (f)	2,406	2,207	1,508

Total net sales	$36,537	$32,479	$24,006

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(c)	Consists of iTunes Store sales and iPod services, and Apple-branded and third-party iPod accessories.
(d)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(e)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(f)	Includes sales of Apple-branded operating system and application software, third-party software, AppleCare and Internet services.

Note 10 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of approximately $4,000, $871,000 and $776,000 in expenses pursuant to the Reimbursement Agreement during 2009, 2008 and 2007, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note 11 – Selected Quarterly Financial Information (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended September 26, 2009 and September 27, 2008 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2009
Net sales	$9,870	$8,337	$8,163	$10,167
Gross margin	$3,614	$3,023	$2,971	$3,532
Net income	$1,665	$1,229	$1,205	$1,605
Earnings per common share:
Basic	$1.85	$1.38	$1.35	$1.81
Diluted	$1.82	$1.35	$1.33	$1.78

2008
Net sales	$7,895	$7,464	$7,512	$9,608
Gross margin	$2,739	$2,600	$2,474	$3,332
Net income	$1,136	$1,072	$1,045	$1,581
Earnings per common share:
Basic	$1.28	$1.21	$1.19	$1.81
Diluted	$1.26	$1.19	$1.16	$1.76

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple Inc.

We have audited the accompanying consolidated balance sheet of Apple Inc. as of September 26, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Inc. at September 26, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Inc.’s internal control over financial reporting as of September 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 27, 2009

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple Inc.

We have audited Apple Inc.’s internal control over financial reporting as of September 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Apple Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 26, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Apple Inc. as of and for the year ended September 26, 2009 and our report dated October 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 27, 2009

Report of KPMG LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple Inc.:

We have audited the accompanying consolidated balance sheet of Apple Inc. and subsidiaries (the Company) as of September 27, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended September 27, 2008 and September 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Inc. and subsidiaries as of September 27, 2008 and the results of their operations and their cash flows for the years ended September 27, 2008 and September 29, 2007 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the Consolidated Financial Statements, effective September 30, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

/s/ KPMG LLP

Mountain View, California

November 4, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 26, 2009 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 26, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 90 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item under the heading “Directors, Executive Officers and Corporate Governance” is incorporated herein by reference from the information to be contained in the Company’s 2010 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”). Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation

The information required by this Item under the headings “Executive Compensation” and “Compensation Discussion and Analysis” is incorporated herein by reference from the information to be contained in the Company’s 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” is incorporated herein by reference from the information to be contained in the Company’s 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item under the heading “Review, Approval or Ratification of Transactions with Related Persons” is incorporated herein by reference from the information to be contained in the Company’s 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this Item under the heading “Fees Paid to Auditors” is incorporated herein by reference from the information to be contained in the Company’s 2010 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of October 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Steven P. Jobs STEVEN P. JOBS	Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2009

/s/ Peter Oppenheimer PETER OPPENHEIMER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	October 27, 2009

/s/ Betsy Rafael BETSY RAFAEL	Vice President Corporate Controller (Principal Accounting Officer)	October 27, 2009

/s/ William V. Campbell WILLIAM V. CAMPBELL	Director	October 27, 2009

/s/ Millard S. Drexler MILLARD S. DREXLER	Director	October 27, 2009

/s/ Albert Gore, Jr. ALBERT GORE, JR.	Director	October 27, 2009

/s/ Andrea Jung ANDREA JUNG	Director	October 27, 2009

/s/ Arthur D. Levinson ARTHUR D. LEVINSON	Director	October 27, 2009

/s/ Jerome B. York JEROME B. YORK	Director	October 27, 2009

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2	By-Laws of the Registrant, as amended through May 27, 2009.	8-K	6/2/09

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through May 10, 2007.	8-K	5/16/07

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07

10.5*	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Form of Option Agreement.	10-K	9/24/05

10.8*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.9*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.10*	Transition Agreement and Settlement Agreement and Release dated as of November 3, 2008 by and between the Registrant and Anthony Fadell.	10-Q	12/27/08

14.1	Business Conduct Policy of the Registrant dated February 2009.	10-Q	3/28/09

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
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