Form 10-K/A
period 2009-09-26
APPLE INC
filed 2010-01-25
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Parts of this Amendment No. 1 to the Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of the Form 10-K for the year ended September 26, 2009 that was filed with the Securities and Exchange Commission on October 27, 2009. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Explanatory Note

Apple Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended September 26, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on October 27, 2009 (the “Original Filing” and together with the Form 10-K/A, the “Form 10-K”). As amended by this Form 10-K/A, the Form 10-K reflects the Company’s retrospective adoption of the Financial Accounting Standards Board’s (“FASB”) amended accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The new accounting principles permit prospective or retrospective adoption, and the Company elected retrospective adoption. The Company adopted the new accounting principles during the first quarter of 2010, as reflected in the Company’s financial statements included in its Quarterly Report on Form 10-Q for the quarter ended December 26, 2009, which was filed with the SEC on January 25, 2010. The new accounting principles significantly change how the Company accounts for certain revenue arrangements that include both hardware and software elements as described further below.

Under the historical accounting principles, the Company was required to account for sales of both iPhone and Apple TV using subscription accounting because the Company indicated it might from time-to-time provide future unspecified software upgrades and features for those products free of charge. Under subscription accounting, revenue and associated product cost of sales for iPhone and Apple TV were deferred at the time of sale and recognized on a straight-line basis over each product’s estimated economic life. This resulted in the deferral of significant amounts of revenue and cost of sales related to iPhone and Apple TV. Costs incurred by the Company for engineering, sales, marketing and warranty were expensed as incurred. As of September 26, 2009, based on the historical accounting principles, total accumulated deferred revenue and deferred costs associated with past iPhone and Apple TV sales were $12.1 billion and $5.2 billion, respectively.

The new accounting principles generally require the Company to account for the sale of both iPhone and Apple TV as two deliverables. The first deliverable is the hardware and software delivered at the time of sale, and the second deliverable is the right included with the purchase of iPhone and Apple TV to receive on a when-and-if-available basis future unspecified software upgrades and features relating to the product’s software. The new accounting principles result in the recognition of substantially all of the revenue and product costs from sales of iPhone and Apple TV at the time of sale. Additionally, the Company is required to estimate a standalone selling price for the unspecified software upgrade right included with the sale of iPhone and Apple TV and recognizes that amount ratably over the 24-month estimated life of the related hardware device. For all periods presented, the Company’s estimated selling price for the software upgrade right included with each iPhone and Apple TV sold is $25 and $10, respectively. The adoption of the new accounting principles increased the Company’s net sales by $6.4 billion, $5.0 billion and $572 million for 2009, 2008 and 2007, respectively. As of

September 26, 2009, the revised total accumulated deferred revenue associated with iPhone and Apple TV sales to date was $483 million; revised accumulated deferred costs for such sales were zero.

The Company had the option of adopting the new accounting principles on a prospective or retrospective basis. Prospective adoption would have required the Company to apply the new accounting principles to sales beginning in fiscal year 2010 without reflecting the impact of the new accounting principles on iPhone and Apple TV sales made prior to September 2009. Accordingly, the Company’s financial results for the two years following adoption would have included the impact of amortizing the significant amounts of deferred revenue and cost of sales related to historical iPhone and Apple TV sales. The Company believes prospective adoption would have resulted in financial information that was not comparable between financial periods because of the significant amount of past iPhone sales; therefore, the Company elected retrospective adoption. Retrospective adoption required the Company to revise its previously issued financial statements as if the new accounting principles had always been applied. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users, is more consistent with the information the Company’s management uses to evaluate its business, and better reflects the underlying economic performance of the Company. Accordingly, the Company has revised its financial statements for 2009, 2008 and 2007 in this Form 10-K/A to reflect the retrospective adoption of the new accounting principles. There was no impact from the retrospective adoption of the new accounting principles for 2006 and 2005. Those years predated the Company’s introduction of iPhone and Apple TV.

Part II, Item 8 under Note 2, “Retrospective Adoption of New Accounting Principles” in Notes to Consolidated Financial Statements of this Form 10-K/A provides a discussion of the full effects of the retrospective adoption of the new accounting principles to the Company’s previously reported Consolidated Balance Sheets and Consolidated Statements of Operations. This Form 10-K/A amends the following items in the Company’s Original Filing to reflect the retrospective adoption of the new accounting principles:

Part II, Item 6. Selected Financial Data

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part IV, Item 15. Exhibits, Financial Statement Schedules

This Form 10-K/A includes only items amended due to the retrospective adoption of the new accounting principles. This Form 10-K/A does not attempt to modify or update the disclosures in any other items set forth in the Original Filing. This Form 10-K/A speaks as of September 26, 2009, unless otherwise noted. The Original Filing sets forth the annual disclosures that are unaffected by the retrospective adoption of the new accounting principles. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and all filings made with the SEC subsequent to the date of the Original Filing.

PART II

Item 6.	Selected Financial Data

The Consolidated Balance Sheets as of September 26, 2009 and September 27, 2008, and the Consolidated Statements of Operations for the years ended September 26, 2009, September 27, 2008, and September 29, 2007 have been amended to reflect the impact of the retrospective adoption of the new accounting principles, which has been reflected in the following table. There was no impact from the retrospective adoption of the new accounting principles for the years ended September 30, 2006 and September 24, 2005. Those years predated the Company’s introduction of iPhone and Apple TV.

The information set forth below for the five years ended September 26, 2009, is not necessarily indicative of results of future operations, and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Part II, Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except share amounts which are reflected in thousands and per share amounts).

	2009	2008	2007	2006	2005
Net sales	$42,905	$37,491	$24,578	$19,315	$13,931
Net income	$8,235	$6,119	$3,495	$1,989	$1,328
Earnings per common share:
Basic	$9.22	$6.94	$4.04	$2.36	$1.64
Diluted	$9.08	$6.78	$3.93	$2.27	$1.55
Cash dividends declared per common share	$—	$—	$—	$—	$—
Shares used in computing earnings per share:
Basic	893,016	881,592	864,595	844,058	808,439
Diluted	907,005	902,139	889,292	877,526	856,878

Cash, cash equivalents and marketable securities	$33,992	$24,490	$15,386	$10,110	$8,261
Total assets	$47,501	$36,171	$24,878	$17,205	$11,516
Long-term debt	$—	$—	$—	$—	$—
Total liabilities	$15,861	$13,874	$10,347	$7,221	$4,088
Shareholders’ equity	$31,640	$22,297	$14,531	$9,984	$7,428

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-K contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Form 10-K, which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Form 10-K. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

The following information has been amended to reflect the retrospective adoption of the Financial Accounting Standards Board’s (“FASB”) amended accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”) on the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part II, Item 6 and in Part II, Item 8 under Note 2, “Retrospective Adoption of New Accounting Principles” in Notes to Consolidated Financial Statements of this Form 10-K.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, peripherals, and service and support contracts. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers recognition of revenue until the customer receives the product because the Company retains a portion of the risk of loss on these sales during transit. The Company recognizes revenue from the sale of hardware products (e.g., Mac computers, iPhones, iPods and peripherals), software bundled with hardware that is essential to the functionality of the hardware, and third-party digital content sold on the iTunes Store in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

For multi-element arrangements that include tangible products containing software essential to the tangible product’s functionality and undelivered software elements relating to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”).

For iPhone, the Company indicated it might from time-to-time provide future unspecified software upgrades and features free of charge to customers. The Company has identified two deliverables generally contained in arrangements involving the sale of iPhone. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the right included with the purchase of iPhone to receive on a when-and-if-available basis future unspecified software upgrades and features relating to the product’s essential software. The Company has allocated revenue between these two deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for the two deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the unspecified software upgrade rights are deferred and recognized on a straight-line basis over the 24-month estimated life of the related hardware. All product cost of sales, including estimated warranty costs, are generally recognized at the time of sale. Costs for engineering and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenue allocated to the software upgrade right will also change.

For all periods presented, the Company’s ESP for the software upgrade right included with each iPhone sold is $25. The Company’s process for determining its ESP for deliverables without VSOE or TPE involves management’s judgment. The Company’s process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers, particularly consumers, would be reluctant to buy unspecified software upgrade rights related to iPhone. This view is primarily based on the fact that upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered in the future. Therefore, the Company has concluded if it were to sell upgrade rights on a standalone basis, such as those included with iPhone, the selling price would be relatively low. Key factors considered by the Company in developing the ESPs for iPhone upgrade rights include prices charged by the Company for similar offerings, the Company’s historical pricing practices, the nature of the upgrade rights (e.g., unspecified and when-and-if-available), and the relative ESP of the upgrade rights as compared to the total selling price of the product. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s ESP for software upgrades related to future iPhone sales could change in future periods. If the Company’s ESP for the unspecified software upgrade rights related to iPhone had been $5 or 20% higher or lower, the Company’s net sales for the year ended September 26, 2009 would have decreased or increased by $50 million as compared to the Company’s net sales of $42.9 billion.

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

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

Legal and Other Contingencies

As discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings” and in Note 9, “Commitments and Contingencies” in Notes to Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three years ended September 26, 2009 (in millions, except unit sales in thousands and per unit amounts):

	2009	Change	2008	Change	2007
Net Sales by Operating Segment:
Americas net sales	$18,887	15%	$16,447	38%	$11,907
Europe net sales	11,810	28%	9,233	69%	5,469
Japan net sales	2,279	32%	1,728	59%	1,084
Retail net sales	6,656	(9)%	7,292	67%	4,362
Other Segments net sales (a)	3,273	17%	2,791	59%	1,756

Total net sales	$42,905	14%	$37,491	53%	$24,578

Mac Unit Sales by Operating Segment:
Americas Mac unit sales	4,120	4%	3,980	32%	3,019
Europe Mac unit sales	2,840	13%	2,519	39%	1,816
Japan Mac unit sales	395	2%	389	29%	302
Retail Mac unit sales	2,115	4%	2,034	47%	1,386
Other Segments Mac unit sales (a)	926	17%	793	50%	528

Total Mac unit sales	10,396	7%	9,715	38%	7,051

Net Sales by Product:
Desktops (b)	$4,324	(23)%	$5,622	40%	$4,023
Portables (c)	9,535	9%	8,732	38%	6,313

Total Mac net sales	13,859	(3)%	14,354	39%	10,336

iPod	8,091	(12)%	9,153	10%	8,305
Other music related products and services (d)	4,036	21%	3,340	34%	2,496
iPhone and related products and services (e)	13,033	93%	6,742	NM	630
Peripherals and other hardware (f)	1,475	(13)%	1,694	30%	1,303
Software, service and other sales (g)	2,411	9%	2,208	46%	1,508

Total net sales	$42,905	14%	$37,491	53%	$24,578

Unit Sales by Product:
Desktops (b)	3,182	(14)%	3,712	37%	2,714
Portables (c)	7,214	20%	6,003	38%	4,337

Total Mac unit sales	10,396	7%	9,715	38%	7,051

Net sales per Mac unit sold (h)	$1,333	(10)%	$1,478	1%	$1,466

iPod unit sales	54,132	(1)%	54,828	6%	51,630

Net sales per iPod unit sold (i)	$149	(11)%	$167	4%	$161

iPhone units sold	20,731	78%	11,627	NM	1,389

(a)	Other Segments include Asia Pacific and FileMaker.
(b)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.

(c)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(d)	Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(e)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(f)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales of Apple-branded operating system and application software, third-party software, AppleCare and Internet services.
(h)	Derived by dividing total Mac net sales by total Mac unit sales.
(i)	Derived by dividing total iPod net sales by total iPod unit sales.

NM = Not Meaningful

Fiscal Year 2009 versus 2008

Net sales during 2009 increased $5.4 billion or 14% compared to 2008. Several factors contributed positively to these increases, including the following:

•

iPhone revenue and net sales of related products and services amounted to $13.0 billion in 2009, an increase of $6.3 billion or 93% compared to 2008. The year-over-year iPhone revenue growth is largely attributable to the year-over-year increase in iPhone handset unit sales. iPhone handset unit sales totaled 20.7 million during 2009, which represents an increase of 9.1 million or 78% during 2009 compared to 2008. This growth is attributed primarily to expanded distribution and strong overall demand for iPhones. iPhone 3GS was released in the U.S. on June 19, 2009 and in many other countries over the remainder of 2009. iPhone revenue includes handset revenue recognized and revenue from sales of iPhone accessories and carrier agreements.

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

•

Mac net sales declined 3% during 2009 compared to 2008, although Mac unit sales increased by 7% over the same period. Net sales per Mac unit sold decreased by 10% during 2009 compared to 2008, due primarily to lower average selling prices across all Mac portable and desktop systems and a stronger U.S. dollar. Net sales of Macs accounted for 32% of the Company’s total net sales for 2009. During 2009, Mac portable systems net sales and unit sales increased by 9% and 20%, respectively, compared to 2008. This growth was driven by strong demand for MacBook Pro, which was updated in June 2009 and October 2008, and experienced double digit net sales and unit growth in each of the Company’s reportable operating segments compared to the same period in 2008. The Company also had a higher product mix of portable systems, which is consistent with the overall market trends. However, net sales and unit sales of the Company’s Mac desktop systems decreased by 23% and 14%, respectively, during 2009 compared to 2008. The decrease in net sales of Mac desktop systems was due mainly to a shift in product mix towards lower-priced desktops, lower average selling prices across all Mac desktop systems and a stronger U.S. dollar.

Fiscal Year 2008 versus 2007

Net sales during 2008 increased $12.9 billion or 53% from 2007. Several factors contributed to these increases including the following:

•

Net sales of iPhone and related products and services were $6.7 billion for 2008, with iPhone handset unit sales totaling 11.6 million. Net sales of iPhone and related products and services were $630 million in 2007, which represented sales for slightly more than one fiscal quarter. iPhone revenue includes handset revenue recognized and revenue from sales of iPhone accessories and carrier agreements.

•

Mac net sales increased $4.0 billion or 39% during 2008 compared to 2007, while Mac unit sales increased by 2.7 million units or 38%. Net sales related to the Company’s Mac shipments accounted for 38% of the Company’s total net revenue in 2008. Higher Mac unit sales, which contributed to the increases in net sales, were driven by higher sales of all of the Company’s Mac portable products as well as the popularity of the iMac, which experienced strong growth in net sales and unit sales in all of the Company’s reportable segments. Unit sales of the Company’s Mac portable products accounted for 62% of the Company’s personal computer shipments in both 2008 and 2007. Net sales and unit sales of the Company’s Mac portable products both increased by 38% during 2008 compared to 2007. This growth was attributable to strong demand for all the Mac portable products, particularly the MacBook, which had double-digit growth in all of the Company’s operating segments, and the addition of the MacBook Air, which was introduced to the Company’s Mac portable product line in January 2008. Growth of the Company’s Mac desktop systems was also strong, with increased net sales and unit sales of 40% and 37%, respectively, during 2008 due primarily to strong sales of the iMac in all of the Company’s operating segments.

•

Net sales of iPods increased $848 million or 10% during 2008 compared to 2007 and unit sales of iPods increased 6% compared to 2007. The iPod unit growth was due to strong demand for the iPod touch, and to a lesser extent, higher unit sales of the iPod shuffle due to a price reduction in February 2008. iPod net sales grew faster than iPod unit sales due to higher average selling prices caused by a shift in overall iPod product mix to the higher priced iPod touch.

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

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Japan and Retail. The Americas, Europe and Japan reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable geographic operating segment and the Retail operating segment provide similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Note 10, “Segment Information and Geographic Data” in Notes to Consolidated Financial Statements of this Form 10-K. Under the historical subscription accounting methodology no single customer accounted for more than 10% of net sales in 2009; under the new accounting principles that were retrospectively adopted in the first quarter of 2010, however, one of the Company’s customers represented 11% of net sales in 2009. There was no single customer that accounted for more than 10% of net sales in 2008 or 2007 under the historical subscription accounting methodology or the new accounting principles.

Americas

During 2009, net sales in the Americas segment increased $2.4 billion or 15% compared to 2008. The increase in net sales during 2009 was attributable to the significant year-over-year increase in iPhone revenue, higher sales of third-party digital content and applications from the iTunes Store, and increased sales of Mac portable systems, which were partially offset by a decrease in sales of Mac desktop systems and iPods. Americas Mac net sales decreased 6% due primarily to lower average selling prices, while Mac unit sales increased by 4% on a year-over-year basis. The increase in Mac unit sales was due primarily to strong demand for the MacBook Pro, which was updated in June 2009 and October 2008. The Americas segment represented approximately 44% of the Company’s total net sales in both 2009 and 2008.

During 2008, net sales in the Americas segment increased $4.5 billion or 38% compared to 2007. The primary drivers of this growth were the significant year-over-year increase in sales of iPhone, iPod touch, Mac portable systems, and content from the iTunes Store. The Company began shipping iPhone in June 2007 and the growth in iPhone sales in 2008 resulted from a full year of iPhone shipments as well as stronger demand for iPhones in the fourth quarter of 2008. The increase in Mac net sales of $1.4 billion or 31% and Mac unit sales of 961 million or 32% is attributable to growth in sales of all of the Mac portable systems, particularly the MacBook, and higher sales of the iMac. Net sales of iPods increased due to a shift in product mix toward higher priced iPods, particularly the iPod touch, which was upgraded in June 2008. In 2008, the Americas segment represented 44% of the Company’s total net sales as compared to 48% in 2007.

Europe

During 2009, net sales in Europe increased $2.6 billion or 28% compared to 2008. The increase in net sales was due mainly to increased iPhone revenue and strong sales of Mac portable systems, offset partially by lower net sales of Mac desktop systems, iPods, and a stronger U.S. dollar. Mac unit sales increased 13% in 2009 compared to 2008, which was driven primarily by increased sales of Mac portable systems, particularly MacBook Pro, while total Mac net sales declined as a result of lower average selling prices across all Mac products. Although iPod net sales decreased in Europe year-over-year as a result of lower average selling prices, iPod unit sales increased due to iPod touch and market share increases. The Europe segment represented 28% and 25% of total net sales in 2009 and 2008, respectively.

Europe’s net sales increased $3.8 billion or 69% during 2008 compared to 2007. The main drivers of this growth were strong sales of iPhone, Mac portable systems and iMac, and increased sales from the iTunes Store. Also contributing to the increase in net sales were higher iPod net sales due primarily to the iPod touch, which was upgraded in June 2008. Sales of Mac portable products increased due to stronger demand for the MacBook Pro and the MacBook, both updated in February 2008, as well as sales of the MacBook Air, introduced in January 2008. Mac desktop sales also increased due primarily to the popularity of the iMac, which was updated in April 2008. The Europe segment represented 25% and 22% of total net sales in 2008 and 2007, respectively.

Japan

Japan’s net sales increased $551 million or 32% in 2009 compared to 2008. The key contributors to this growth were increased iPhone revenue, stronger demand for certain Mac portable systems and iPods, and strength in the Japanese Yen, partially offset by decreased sales of Mac desktop systems. Net sales and unit sales of Mac portable systems increased during 2009 compared to 2008, driven primarily by stronger demand for MacBook Pro, which was updated in June 2009 and October 2008. Net sales and unit sales of iPods increased during 2009 compared to 2008, driven by strong demand for iPod touch and iPod nano.

Japan net sales increased $644 million or 59% in 2008 compared to 2007. The primary contributors to the growth in net sales were increases in sales of iPhones, iPods, iMac, Mac portable systems, and strong sales from the iTunes Store. Net sales, unit sales and the average selling price of iPods increased during 2008 compared to 2007, driven by strong demand for iPod touch and iPod nano. Additionally, Mac net sales and unit sales grew 42% and 29%, respectively, in 2008 compared to 2007 due to increases in sales of iMac and Mac portable systems, particularly MacBook, as well as the introduction of MacBook Air in January 2008.

Retail

Retail net sales decreased $636 million or 9% during 2009 compared to 2008. The decline in net sales was driven largely by a decrease in net sales of iPhones, iPods and Mac desktop systems, offset partially by strong demand for Mac portable systems. The Company opened 26 new retail stores during 2009, including a total of 14 international stores, ending the year with 273 stores open. This compares to 247 stores open as of September 27, 2008 and 197 open stores as of September 29, 2007.

The year-over-year decline in Retail net sales is attributable to continued third-party channel expansion, particularly in the U.S. where most of the Company’s stores are located, and also reflects the challenging consumer-spending environment. With an average of 254 stores and 211 stores opened during 2009 and 2008, respectively, average revenue per store decreased to $26.2 million for 2009 from $34.6 million in 2008.

The Retail segment’s net sales grew by $2.9 billion or 67% during 2008 compared to 2007, due in large part to strong demand for the iPhone, increased sales of Mac portable and desktop systems, increased sales of iPod touch and new store openings. The Company opened 50 new retail stores during 2008, bringing the total number of open stores to 247 as of September 27, 2008. This compares to 197 open stores as of September 29, 2007. With an average of 211 stores and 178 stores opened during 2008 and 2007, respectively, average revenue per store increased to $34.6 million for 2008 from $24.5 million in 2007.

As measured by the Company’s operating segment reporting, the Retail segment reported operating income of $1.7 billion during 2009 and 2008, and $876 million during 2007. Despite the year-over-year decline in Retail net sales, the Retail segment’s operating income was flat at $1.7 billion in 2009 and 2008 due primarily to a higher gross margin percentage consistent with that experienced by the overall company. The Retail segment’s operating income increased by $785 million during 2008 as compared to 2007 due primarily to the significant Retail net sales growth of 67% as compared to 2007.

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

Other Segments

The Company’s Other Segments, which consist of its Asia Pacific and FileMaker operations, experienced an increase in net sales of $482 million, or 17%, during 2009 as compared to 2008 reflecting strong growth in sales of iPhone and Mac portable systems offset partially by a decline in sales related to iPods and Mac desktop systems in the Asia Pacific region, as well as a strengthening of the U.S. dollar against the Australian dollar and other Asian currencies. Mac net sales and unit sales grew in the Asia Pacific region by 4% and 17%, respectively, due to increased sales of the MacBook Pro.

The Company’s Other Segments experienced an increase in net sales of $1.0 billion, or 59% during 2008 as compared to 2007. These increases are related primarily to strong growth in sales of iPhone, Mac portable systems, iPods and iMac in the Company’s Asia Pacific region. Sales from the iTunes Store in the Company’s Asia Pacific region grew 109% compared to 2007.

Gross Margin

Gross margin for the three years ended September 26, 2009, are as follows (in millions, except gross margin percentages):

	2009	2008	2007
Net sales	$42,905	$37,491	$24,578
Cost of sales	25,683	24,294	16,426

Gross margin	$17,222	$13,197	$8,152

Gross margin percentage	40.1%	35.2%	33.2%

The gross margin percentage in 2009 was 40.1% compared to 35.2% in 2008. The primary contributors of the increase in 2009 as compared to 2008 were a favorable sales mix toward products with higher gross margins and lower commodity and other product costs, which were partially offset by product price reductions.

The gross margin percentage in 2008 was 35.2% compared to 33.2% in 2007. The primary contributors of the increase in 2008 as compared to 2007 were a favorable sales mix toward products with higher gross margins and lower commodity costs, which were partially offset by higher other product costs. In 2007, gross margin was impacted by higher than expected costs associated with the initial iPhone product launch.

Operating Expenses

Operating expenses for the three years ended September 26, 2009, are as follows (in millions, except for percentages):

	2009	2008	2007
Research and development	$1,333	$1,109	$782
Percentage of net sales	3.1%	3.0%	3.2%
Selling, general and administrative	$4,149	$3,761	$2,963
Percentage of net sales	9.7%	10.0%	12.1%

Research and Development (“R&D”)

R&D expenditures increased 20% or $224 million to $1.3 billion in 2009 compared to 2008. These increases were due primarily to an increase in headcount in the current year to support expanded R&D activities and higher stock-based compensation expenses. In addition, $71 million of software development costs were capitalized related to Mac OS X Snow Leopard and excluded from R&D expense during 2009, compared to $11 million of software development costs capitalized during 2008. Although total R&D expense increased 20% during 2009, it remained relatively flat as a percentage of net sales given the 14% increase in revenue in 2009. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Expenditures for R&D increased 42% or $327 million to $1.1 billion in 2008 compared to 2007. These increases were due primarily to an increase in headcount in 2008 and higher stock-based compensation expenses. In 2008, $11 million of software development costs were capitalized related to Mac OS X Snow Leopard and excluded from R&D expense, while R&D expense for 2007 excluded $75 million of capitalized software development costs related to Mac OS X Leopard and iPhone software. Although total R&D expense increased 42% during 2008, it remained relatively flat as a percentage of net sales given the 53% increase in revenue during 2008.

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

Provision for Income Taxes

The Company’s effective tax rates were 32%, 32% and 30% for 2009, 2008 and 2007, respectively. The Company’s effective rates for these periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S.

As of September 26, 2009, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $1.9 billion before being offset against certain deferred liabilities of $2.8 billion for presentation on the Company’s Consolidated Balance Sheet. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with the tax effects of the deferred tax liabilities, will be sufficient to fully recover the deferred tax assets. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and amount of the valuation allowance.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the three years ended September 26, 2009 (in millions):

	2009	2008	2007
Cash, cash equivalents and marketable securities	$33,992	$24,490	$15,386
Accounts receivable, net	$3,361	$2,422	$1,637
Inventories	$455	$509	$346
Working capital	$20,049	$18,645	$12,595
Annual operating cash flow	$10,159	$9,596	$5,470

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

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 26, 2009 and excludes amounts already recorded on the Consolidated Balance Sheet as current liabilities (in millions):

	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years
Operating leases	$1,922	$222	$462	$413	$825
Purchase obligations	4,581	4,581	—	—	—
Asset retirement obligations	32	4	8	4	16
Other obligations	356	175	129	52	—

Total	$6,891	$4,982	$599	$469	$841

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

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of September 26, 2009, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $4.6 billion.

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

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	September 26, 2009	September 27, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$5,263	$11,875
Short-term marketable securities	18,201	10,236
Accounts receivable, less allowances of $52 and $47, respectively	3,361	2,422
Inventories	455	509
Deferred tax assets	1,135	1,044
Other current assets	3,140	3,920

Total current assets	31,555	30,006

Long-term marketable securities	10,528	2,379
Property, plant and equipment, net	2,954	2,455
Goodwill	206	207
Acquired intangible assets, net	247	285
Other assets	2,011	839

Total assets	$47,501	$36,171

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$5,601	$5,520
Accrued expenses	3,852	4,224
Deferred revenue	2,053	1,617

Total current liabilities	11,506	11,361

Deferred revenue – non-current	853	768
Other non-current liabilities	3,502	1,745

Total liabilities	15,861	13,874

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 899,805,500 and 888,325,973 shares issued and outstanding, respectively	8,210	7,177
Retained earnings	23,353	15,129
Accumulated other comprehensive income/(loss)	77	(9)

Total shareholders’ equity	31,640	22,297

Total liabilities and shareholders’ equity	$47,501	$36,171

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share amounts which are reflected in thousands and per share amounts)

Three years ended September 26, 2009	2009	2008	2007
Net sales	$42,905	$37,491	$24,578
Cost of sales	25,683	24,294	16,426

Gross margin	17,222	13,197	8,152

Operating expenses:
Research and development	1,333	1,109	782
Selling, general and administrative	4,149	3,761	2,963

Total operating expenses	5,482	4,870	3,745

Operating income	11,740	8,327	4,407
Other income and expense	326	620	599

Income before provision for income taxes	12,066	8,947	5,006
Provision for income taxes	3,831	2,828	1,511

Net income	$8,235	$6,119	$3,495

Earnings per common share:
Basic	$9.22	$6.94	$4.04
Diluted	$9.08	$6.78	$3.93

Shares used in computing earnings per share:
Basic	893,016	881,592	864,595
Diluted	907,005	902,139	889,292

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share amounts which are reflected in thousands)

	Common Stock		Retained Earnings	Accum- ulated Other Compre- hensive Income	Total Share- holders’ Equity
	Shares	Amount
Balances as of September 30, 2006	855,263	$4,355	$5,607	$22	$9,984
Components of comprehensive income:
Net income	—	—	3,495	—	3,495
Change in foreign currency translation	—	—	—	51	51
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(7)	(7)
Change in unrealized gain on derivative instruments, net of tax	—	—	—	(3)	(3)

Total comprehensive income					3,536
Stock-based compensation	—	251	—	—	251
Common stock issued under stock plans, net of shares withheld for employee taxes	17,066	364	(2)	—	362
Tax benefit from employee stock plan awards	—	398	—	—	398

Balances as of September 29, 2007	872,329	5,368	9,100	63	14,531

Cumulative effect of change in accounting principle	—	45	11	—	56
Components of comprehensive income:
Net income	—	—	6,119		6,119
Change in foreign currency translation	—	—	—	(28)	(28)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	(63)	(63)
Change in unrealized gain on derivative instruments, net of tax	—	—	—	19	19

Total comprehensive income					6,047
Stock-based compensation	—	513	—	—	513
Common stock issued under stock plans, net of shares withheld for employee taxes	15,888	460	(101)	—	359
Issuance of common stock in connection with an asset acquisition	109	21	—	—	21
Tax benefit from employee stock plan awards	—	770	—	—	770

Balances as of September 27, 2008	888,326	7,177	15,129	(9)	22,297

Components of comprehensive income:
Net income	—	—	8,235	—	8,235
Change in foreign currency translation	—	—	—	(14)	(14)
Change in unrealized loss on available-for-sale securities, net of tax	—	—	—	118	118
Change in unrealized gain on derivative instruments, net of tax	—	—	—	(18)	(18)

Total comprehensive income					8,321
Stock-based compensation	—	707	—	—	707
Common stock issued under stock plans, net of shares withheld for employee taxes	11,480	404	(11)	—	393
Tax benefit from employee stock plan awards, including transfer pricing adjustments	—	(78)	—	—	(78)

Balances as of September 26, 2009	899,806	$8,210	$23,353	$77	$31,640

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

Three years ended September 26, 2009	2009	2008	2007
Cash and cash equivalents, beginning of the year	$11,875	$9,352	$6,392

Operating Activities:
Net income	8,235	6,119	3,495
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	734	496	327
Stock-based compensation expense	710	516	242
Deferred income tax expense	1,040	398	73
Loss on disposition of property, plant and equipment	26	22	12
Changes in operating assets and liabilities:
Accounts receivable, net	(939)	(785)	(385)
Inventories	54	(163)	(76)
Other current assets	749	(274)	(1,279)
Other assets	(902)	289	285
Accounts payable	92	596	1,494
Deferred revenue	521	718	566
Other liabilities	(161)	1,664	716

Cash generated by operating activities	10,159	9,596	5,470

Investing Activities:
Purchases of marketable securities	(46,724)	(22,965)	(11,719)
Proceeds from maturities of marketable securities	19,790	11,804	6,483
Proceeds from sales of marketable securities	10,888	4,439	2,941
Purchases of other long-term investments	(101)	(38)	(17)
Payments made in connection with business acquisitions, net of cash acquired	—	(220)	—
Payment for acquisition of property, plant and equipment	(1,144)	(1,091)	(735)
Payment for acquisition of intangible assets	(69)	(108)	(251)
Other	(74)	(10)	49

Cash used in investing activities	(17,434)	(8,189)	(3,249)

Financing Activities:
Proceeds from issuance of common stock	475	483	365
Excess tax benefits from stock-based compensation	270	757	377
Cash used to net share settle equity awards	(82)	(124)	(3)

Cash generated by financing activities	663	1,116	739

(Decrease)/increase in cash and cash equivalents	(6,612)	2,523	2,960

Cash and cash equivalents, end of the year	$5,263	$11,875	$9,352

Supplemental cash flow disclosures:
Cash paid for income taxes, net	$2,997	$1,267	$863

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

Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year’s presentation. During the first quarter of 2009, the Company reclassified $2.4 billion of certain fixed-income securities from short-term marketable securities to long-term marketable securities in the September 27, 2008 Consolidated Balance Sheet. The reclassification resulted from a change in accounting presentation for certain investments based on contractual maturity dates, which more closely reflects the Company’s assessment of the timing of when such securities will be converted to cash. As a result of this change, marketable securities with maturities less than 12 months are classified as short-term and marketable securities with maturities greater than 12 months are classified as long-term. There have been no changes in the Company’s investment policies or practices associated with this change in accounting presentation. See Note 3, “Financial Instruments” of this Form 10-K for additional information.

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

In May 2009, the Financial Accounting Standards Board (“FASB”) established general accounting standards and disclosure for subsequent events. The Company adopted FASB Accounting Standards Codification (“ASC”) 855, Subsequent Events (formerly referenced as Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events), during the third quarter of 2009. The Company has evaluated subsequent events through the date and time the financial statements were originally issued on October 27, 2009. The Company has further evaluated subsequent events for disclosure only through the date and time the financial statements were reissued on January 25, 2010.

Retrospective Adoption of New Accounting Principles

In September 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The Company adopted the new accounting principles on a retrospective basis during the first quarter of 2010.

Under the historical accounting principles, the Company was required to account for sales of both iPhone and Apple TV using subscription accounting because the Company indicated it might from time-to-time provide future unspecified software upgrades and features for those products free of charge. Under subscription accounting, revenue and associated product cost of sales for iPhone and Apple TV were deferred at the time of sale and recognized on a straight-line basis over each product’s estimated economic life. This resulted in the deferral of significant amounts of revenue and cost of sales related to iPhone and Apple TV.

The new accounting principles generally require the Company to account for the sale of both iPhone and Apple TV as two deliverables. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the right included with the purchase of iPhone and Apple TV to receive on a when-and-if-available basis future unspecified software upgrades and features relating to the product’s essential software. The new accounting principles result in the recognition of substantially all of the revenue and product costs from the sales of iPhone and Apple TV at the time of sale. Additionally, the Company is required to estimate a standalone selling price for the unspecified software upgrade rights included with the sale of iPhone and Apple TV and recognizes that amount ratably over the 24-month estimated life of the related hardware device.

The financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principles. Refer to the “Explanatory Note” immediately preceding Part II, Item 6 and Note 2, “Retrospective Adoption of New Accounting Principles” in this Form 10-K for additional information on the impact of adoption.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building, up to five years for equipment, and the shorter of lease terms or ten years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $606 million, $387 million and $259 million during 2009, 2008 and 2007, respectively.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, peripherals, and service and support contracts. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. The Company recognizes revenue from the sale of hardware products (e.g., Mac computers, iPhones, iPods and peripherals), software bundled with hardware that is essential to the functionality of the hardware, and third-party digital content sold on the iTunes Store in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

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

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable.

For both iPhone and Apple TV, the Company has indicated it may from time-to-time provide future unspecified software upgrades and features free of charge to customers. The Company has identified two deliverables generally contained in arrangements involving the sale of iPhone and Apple TV. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the right included with the purchase of iPhone and Apple TV to receive on a when-and-if-available basis future unspecified software upgrades and features relating to the product’s essential software. The Company has allocated revenue between these two deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for the two deliverables the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the unspecified software upgrade rights are deferred and recognized on a straight-line basis over the 24-month estimated life of the related hardware. All product cost of sales, including estimated warranty costs, are generally recognized at the time of sale. Costs for engineering and sales and marketing are expensed as incurred.

For all periods presented, the Company’s ESP for the software upgrade right included with each iPhone and Apple TV sold is $25 and $10, respectively. The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers, particularly consumers, would be reluctant to buy unspecified software upgrade rights related to iPhone and Apple TV. This view is primarily based on the fact that upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered in the future. Therefore, the Company has concluded that if it were to sell upgrade rights on a standalone basis, such as those included with iPhone and Apple TV, the selling price would be relatively low. Key factors considered by the Company in developing the ESPs for iPhone and Apple TV upgrade rights include prices charged by the Company for similar offerings, the Company’s historical pricing practices, the nature of the upgrade rights (e.g., unspecified and when-and-if-available), and the relative ESP of the upgrade rights as compared to the total selling price of the product. In addition, when developing ESPs for products other than iPhone and Apple TV, the Company may consider other factors as appropriate including the pricing of competitive alternatives if they exist, and product-specific business objectives.

The Company accounts for multiple element arrangements that consist only of software or software-related products, including the sale of upgrades to previously sold software, in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Except as described for iPhone and Apple TV, the Company generally does not offer specified or unspecified upgrade rights to its customers in connection with software sales or the sale of extended warranty and support contracts. A limited number of the Company’s software products are available with maintenance agreements that grant customers rights to unspecified future upgrades over the maintenance term on a when and if available basis. Revenue associated with such maintenance is recognized ratably over the maintenance term.

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

Stock-Based Compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit, the foreign tax credit and the domestic manufacturing deduction through the income statement. Further information regarding stock-based compensation can be found in Note 8, “Shareholders’ Equity and Stock-Based Compensation” of this Form 10-K.

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

During 2008, the Company adopted FASB Accounting Standards Codification (“ASC”) 740, Income Taxes (formerly referenced as FASB Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109), which changed the framework for accounting for uncertainty in income taxes. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 7, “Income Taxes” of this Form 10-K for additional information, including the effects of adoption on the Company’s consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three years ended September 26, 2009 (in thousands, except net income in millions and per share amounts):

	2009	2008	2007
Numerator:
Net income	$8,235	$6,119	$3,495

Denominator:
Weighted-average shares outstanding	893,016	881,592	864,595
Effect of dilutive securities	13,989	20,547	24,697

Weighted-average shares diluted	907,005	902,139	889,292

Basic earnings per common share	$9.22	$6.94	$4.04
Diluted earnings per common share	$9.08	$6.78	$3.93

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

Note 2 – Retrospective Adoption of New Accounting Principles

In September 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. In the first quarter of 2010, the Company adopted the new accounting principles on a retrospective basis. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users, is more consistent with the information the Company’s management uses to evaluate its business, and better reflects the underlying economic performance of the Company. The financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principles. Note 1, “Summary of Significant Accounting Policies” under the subheadings “Basis of Presentation and Preparation” and “Revenue Recognition” of this Form 10-K provides additional information on the Company’s change in accounting resulting from the adoption of the new accounting principles and the Company’s revenue recognition accounting policy.

The following tables present the effects of the retrospective adoption of the new accounting principles to the Company’s previously reported Consolidated Balance Sheets as of September 26, 2009 and September 27, 2008 (in millions, except share amounts):

	September 26, 2009
	As Reported	Adjustments	As Amended
Current assets:
Cash and cash equivalents	$5,263	$—	$5,263
Short-term marketable securities	18,201	—	18,201
Accounts receivable, less allowance of $52	3,361	—	3,361
Inventories	455	—	455
Deferred tax assets	2,101	(966)	1,135
Other current assets	6,884	(3,744)	3,140

Total current assets	36,265	(4,710)	31,555

Long-term marketable securities	10,528	—	10,528
Property, plant and equipment, net	2,954	—	2,954
Goodwill	206	—	206
Acquired intangible assets, net	247	—	247
Other assets	3,651	(1,640)	2,011

Total assets	$53,851	$(6,350)	$47,501

Current liabilities:
Accounts payable	$5,601	$—	$5,601
Accrued expenses	3,376	476	3,852
Deferred revenue	10,305	(8,252)	2,053

Total current liabilities	19,282	(7,776)	11,506

Deferred revenue – non-current	4,485	(3,632)	853
Other non-current liabilities	2,252	1,250	3,502

Total liabilities	26,019	(10,158)	15,861

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 899,805,500 shares issued and outstanding	8,210	—	8,210
Retained earnings	19,538	3,815	23,353
Accumulated other comprehensive income	84	(7)	77

Total shareholders’ equity	27,832	3,808	31,640

Total liabilities and shareholders’ equity	$53,851	$(6,350)	$47,501

	September 27, 2008
	As Reported	Adjustments	As Amended
Current assets:
Cash and cash equivalents	$11,875	$—	$11,875
Short-term marketable securities	10,236	—	10,236
Accounts receivable, less allowance of $47	2,422	—	2,422
Inventories	509	—	509
Deferred tax assets	1,447	(403)	1,044
Other current assets	5,822	(1,902)	3,920

Total current assets	32,311	(2,305)	30,006

Long-term marketable securities	2,379	—	2,379
Property, plant and equipment, net	2,455	—	2,455
Goodwill	207	—	207
Acquired intangible assets, net	285	—	285
Other assets	1,935	(1,096)	839

Total assets	$39,572	$(3,401)	$36,171

Current liabilities:
Accounts payable	$5,520	$—	$5,520
Accrued expenses	3,719	505	4,224
Deferred revenue	4,853	(3,236)	1,617

Total current liabilities	14,092	(2,731)	11,361

Deferred revenue – non-current	3,029	(2,261)	768
Other non-current liabilities	1,421	324	1,745

Total liabilities	18,542	(4,668)	13,874

Commitments and contingencies

Shareholders’ equity:

Common stock, no par value; 1,800,000,000 shares authorized; 888,325,973 shares issued and outstanding	7,177	—	7,177
Retained earnings	13,845	1,284	15,129
Accumulated other comprehensive income/(loss)	8	(17)	(9)

Total shareholders’ equity	21,030	1,267	22,297

Total liabilities and shareholders’ equity	$39,572	$(3,401)	$36,171

The following tables present the effects of the retrospective adoption of the new accounting principles to the Company’s previously reported Consolidated Statements of Operations for the years ended September 26, 2009, September 27, 2008, and September 29, 2007 (in millions, except share amounts):

	Fiscal Year Ended September 26, 2009
	As Reported	Adjustments	As Amended
Net sales	$36,537	$6,368	$42,905
Cost of sales	23,397	2,286	25,683

Gross margin	13,140	4,082	17,222

Operating expenses:
Research and development	1,333	—	1,333
Selling, general and administrative	4,149	—	4,149

Total operating expenses	5,482	—	5,482

Operating income	7,658	4,082	11,740
Other income and expense	326	—	326

Income before provision for income taxes	7,984	4,082	12,066
Provision for income taxes	2,280	1,551	3,831

Net income	$5,704	$2,531	$8,235

Earnings per common share:
Basic	$6.39	$2.83	$9.22
Diluted	$6.29	$2.79	$9.08

Shares used in computing earnings per share:
Basic	893,016	—	893,016
Diluted	907,005	—	907,005

	Fiscal Year Ended September 27, 2008
	As Reported	Adjustments	As Amended
Net sales	$32,479	$5,012	$37,491
Cost of sales	21,334	2,960	24,294

Gross margin	11,145	2,052	13,197

Operating expenses:
Research and development	1,109	—	1,109
Selling, general and administrative	3,761	—	3,761

Total operating expenses	4,870	—	4,870

Operating income	6,275	2,052	8,327
Other income and expense	620	—	620

Income before provision for income taxes	6,895	2,052	8,947
Provision for income taxes	2,061	767	2,828

Net income	$4,834	$1,285	$6,119

Earnings per common share:
Basic	$5.48	$1.46	$6.94
Diluted	$5.36	$1.42	$6.78

Shares used in computing earnings per share:
Basic	881,592	—	881,592
Diluted	902,139	—	902,139

	Fiscal Year Ended September 29, 2007
	As Reported	Adjustments	As Amended
Net sales	$24,006	$572	$24,578
Cost of sales	15,852	574	16,426

Gross margin	8,154	(2)	8,152

Operating expenses:
Research and development	782	—	782
Selling, general and administrative	2,963	—	2,963

Total operating expenses	3,745	—	3,745

Operating income	4,409	(2)	4,407
Other income and expense	599	—	599

Income before provision for income taxes	5,008	(2)	5,006
Provision for income taxes	1,512	(1)	1,511

Net income	$3,496	$(1)	$3,495

Earnings per common share:
Basic	$4.04	$—	$4.04
Diluted	$3.93	$—	$3.93

Shares used in computing earnings per share:
Basic	864,595	—	864,595
Diluted	889,292	—	889,292

Note 3 – Financial Instruments

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

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of September 26, 2009 and September 27, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	September 26, 2009
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
Corporate securities	$1,667	$(3)	$719	$(13)	$2,386	$(16)

Total	$1,667	$(3)	$719	$(13)	$2,386	$(16)

	September 27, 2008
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
U.S. agency securities	$6,822	$(13)	$—	$—	$6,822	$(13)
Corporate securities	2,147	(31)	1,148	(77)	3,295	(108)

Total	$8,969	$(44)	$1,148	$(77)	$10,117	$(121)

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

The Company had a net deferred gain associated with cash flow hedges of approximately $1 million and $19 million, net of taxes, recorded in other comprehensive income as of September 26, 2009 and September 27, 2008, respectively. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related revenue is recognized, and other comprehensive income related to cash flow hedges of inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. As of September 26, 2009, the hedged transactions are expected to occur within six months.

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

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 26, 2009. Refer to Note 4, “Fair Value Measurements” of this Form 10-K, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the consolidated financial statements on a recurring basis. The following tables shows the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of September 26, 2009 and September 27, 2008 (in millions):

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

The following table shows the effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Consolidated Statements of Operations for the year ended September 26, 2009 (in millions):

	Year Ended September 26, 2009
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from AOCI into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Cash flow hedges:
Foreign exchange contracts	$283	Net sales	$302	Other income and expense	$(83)

Foreign exchange contracts	55	Cost of sales	68	Other income and expense	(14)

Net investment hedges:
Foreign exchange contracts	(44)	Other income and expense	—	Other income and expense	3

Total	$294		$370		$(94)

(a)	Refer to Note 8, “Shareholders’ Equity and Stock-Based Compensation” of this Form 10-K, which summarizes the activity in accumulated other comprehensive income related to derivatives.

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

The following table summarizes the activity in the allowance for doubtful accounts for the three years ended September 26, 2009 (in millions):

	2009	2008	2007
Beginning allowance balance	$47	$47	$52
Charged to costs and expenses	25	3	12
Deductions	(20)	(3)	(17)

Ending allowance balance	$52	$47	$47

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

Note 4 – Fair Value Measurements

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as presented in the Company’s Consolidated Balance Sheet as of September 26, 2009 (in millions):

	September 26, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:

Cash equivalents	$1,608	$2,516	$—	$4,124
Short-term marketable securities	—	18,201	—	18,201
Long-term marketable securities	—	10,528	—	10,528
Other current assets	—	37	—	37
Other assets	61	—	—	61

Total assets measured at fair value	$1,669	$31,282	$—	$32,951

Liabilities:

Other current liabilities	$—	$25	$—	$25

Total liabilities measured at fair value	$—	$25	$—	$25

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Note 5 – Consolidated Financial Statement Details

The following tables show the Company’s consolidated financial statement details as of September 26, 2009 and September 27, 2008 (in millions):

Other Current Assets

	2009	2008
Vendor non-trade receivables	$1,696	$2,282
Inventory component prepayments – current	309	475
Other current assets	1,135	1,163

Total other current assets	$3,140	$3,920

Property, Plant and Equipment

	2009	2008
Land and buildings	$955	$810
Machinery, equipment and internal-use software	1,932	1,491
Office furniture and equipment	115	122
Leasehold improvements	1,665	1,324

Gross property, plant and equipment	4,667	3,747
Accumulated depreciation and amortization	(1,713)	(1,292)

Net property, plant and equipment	$2,954	$2,455

Other Assets

	2009	2008
Inventory component prepayments – non-current	$844	$208
Deferred tax assets – non-current	163	104
Capitalized software development costs, net	106	67
Other assets	898	460

Total other assets	$2,011	$839

Accrued Expenses

	2009	2008
Accrued warranty and related costs	$577	$671
Accrued marketing and distribution	359	329
Accrued compensation and employee benefits	357	320
Income taxes payable	430	506
Deferred margin on component sales	225	681
Other current liabilities	1,904	1,717

Total accrued expenses	$3,852	$4,224

Non-Current Liabilities

	2009	2008
Deferred tax liabilities	$2,216	$999
Other non-current liabilities	1,286	746

Total other non-current liabilities	$3,502	$1,745

Note 6 – Goodwill and Other Intangible Assets

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

Expected annual amortization expense related to acquired technology as of September 26, 2009, is as follows (in millions):

Years
2010	$40
2011	37
2012	28
2013	13
2014	10
Thereafter	19

Total	$147

Note 7 – Income Taxes

The provision for income taxes for the three years ended September 26, 2009, consisted of the following (in millions):

	2009	2008	2007
Federal:
Current	$2,166	$1,945	$1,223
Deferred	1,077	498	80

	3,243	2,443	1,303

State:
Current	280	210	112
Deferred	(2)	(25)	9

	278	185	121

Foreign:
Current	345	275	103
Deferred	(35)	(75)	(16)

	310	200	87

Provision for income taxes	$3,831	$2,828	$1,511

The foreign provision for income taxes is based on foreign pretax earnings of $6.6 billion, $4.6 billion and $2.2 billion in 2009, 2008 and 2007, respectively. As of September 26, 2009 and September 27, 2008, $17.4 billion and $11.3 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S. The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. U.S. income taxes have not been provided on a cumulative total of $5.1 billion of such earnings. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be distributed.

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

As of September 26, 2009 and September 27, 2008, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2009	2008
Deferred tax assets:
Accrued liabilities and other reserves	$1,030	$1,003
Basis of capital assets and investments	180	173
Accounts receivable and inventory reserves	172	126
Other	470	415

Total deferred tax assets	1,852	1,717
Less valuation allowance	—	—

Deferred tax assets, net of valuation allowance	1,852	1,717

Deferred tax liabilities - Unremitted earnings of foreign subsidiaries	2,774	1,569

Net deferred tax (liabilities)/assets	$(922)	$148

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2009, 2008 and 2007) to income before provision for income taxes for the three years ended September 26, 2009, is as follows (in millions):

	2009	2008	2007
Computed expected tax	$4,223	$3,131	$1,752
State taxes, net of federal effect	339	217	140
Indefinitely invested earnings of foreign subsidiaries	(647)	(500)	(297)
Nondeductible executive compensation	13	6	6
Research and development credit, net	(84)	(21)	(54)
Other	(13)	(5)	(36)

Provision for income taxes	$3,831	$2,828	$1,511

Effective tax rate	32%	32%	30%

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

Note 8 – Shareholders’ Equity and Stock-Based Compensation

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

The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of the three years ended September 26, 2009 (in millions):

	2009	2008	2007
Net unrealized gains/losses on available-for-sale securities	$48	$(70)	$(7)
Net unrecognized gains on derivative instruments	1	19	—
Cumulative foreign currency translation	28	42	70

Accumulated other comprehensive income/(loss)	$77	$(9)	$63

The change in fair value of available-for-sale securities included in other comprehensive income was $118 million, $(63) million and $(7) million, net of taxes in 2009, 2008 and 2007, respectively. The tax effect related to the change in unrealized gains/losses on available-for-sale securities was $(78) million, $42 million and $4 million for 2009, 2008 and 2007, respectively.

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three years ended September 26, 2009 (in millions):

	2009	2008	2007
Changes in fair value of derivatives	$204	$7	$(1)
Adjustment for net gains/losses realized and included in net income	(222)	12	(2)

Change in unrecognized gains/losses on derivative instruments	$(18)	$19	$(3)

The tax effect related to the changes in fair value of derivatives was $(135) million, $(5) million and $1 million for 2009, 2008 and 2007, respectively. The tax effect related to derivative gains/losses reclassified from other comprehensive income to net income was $149 million, $(9) million and $2 million for 2009, 2008 and 2007, respectively.

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

The following table reconciles changes in the Company’s accrued warranties and related costs for the three years ended September 26, 2009 (in millions):

	2009	2008	2007
Beginning accrued warranty and related costs	$671	$363	$284
Cost of warranty claims	(534)	(493)	(289)
Accruals for product warranties	440	801	368

Ending accrued warranty and related costs	$577	$671	$363

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

Note 10 – Segment Information and Geographic Data

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

Summary information by operating segment for the three years ended September 26, 2009 is as follows (in millions):

	2009	2008	2007
Americas:
Net sales	$18,887	$16,447	$11,907
Operating income	$6,637	$4,874	$2,998
Depreciation, amortization and accretion	$11	$9	$9
Segment assets (a)	$1,882	$1,678	$1,250

Europe:
Net sales	$11,810	$9,233	$5,469
Operating income	$4,296	$3,022	$1,350
Depreciation, amortization and accretion	$7	$6	$6
Segment assets	$1,352	$1,069	$586

Japan:
Net sales	$2,279	$1,728	$1,084
Operating income	$961	$549	$233
Depreciation, amortization and accretion	$2	$2	$3
Segment assets	$483	$272	$158

Retail:
Net sales	$6,656	$7,292	$4,362
Operating income	$1,677	$1,661	$876
Depreciation, amortization and accretion (b)	$146	$108	$88
Segment assets (b)	$1,344	$1,139	$908

Other Segments (c):
Net sales	$3,273	$2,791	$1,756
Operating income	$1,121	$775	$389
Depreciation, amortization and accretion	$4	$4	$3
Segment assets	$543	$405	$249

(a)	The Americas asset figures do not include fixed assets held in the U.S. Such fixed assets are not allocated specifically to the Americas segment and are included in the corporate assets figures below.
(b)	Retail segment depreciation and asset figures reflect the cost and related depreciation of its retail stores and related infrastructure.
(c)	Other Segments include Asia-Pacific and FileMaker.

A reconciliation of the Company’s segment operating income and assets to the consolidated financial statements for the three years ended September 26, 2009 is as follows (in millions):

	2009	2008	2007
Segment operating income	$14,692	$10,881	$5,846
Other corporate expenses, net (a)	(2,242)	(2,038)	(1,197)
Stock-based compensation expense	(710)	(516)	(242)

Total operating income	$11,740	$8,327	$4,407

Segment assets	$5,604	$4,563	$3,151
Corporate assets	41,897	31,608	21,727

Consolidated assets	$47,501	$36,171	$24,878

Segment depreciation, amortization and accretion	$170	$129	$109
Corporate depreciation, amortization and accretion	564	367	218

Consolidated depreciation, amortization and accretion	$734	$496	$327

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

No single country outside of the U.S. accounted for more than 10% of net sales in 2009, 2008 or 2007. One of the Company’s customers accounted for 11% of net sales in 2009; there was no single customer that accounted for more than 10% of net sales in 2008 or 2007. Net sales and long-lived assets related to the U.S. and international operations for the three years ended September 26, 2009, are as follows (in millions):

	2009	2008	2007
Net sales:
U.S.	$22,325	$20,893	$14,683
International	20,580	16,598	9,895

Total net sales	$42,905	$37,491	$24,578

Long-lived assets:
U.S.	$2,698	$2,269	$1,752
International	495	410	260

Total long-lived assets	$3,193	$2,679	$2,012

Information regarding net sales by product for the three years ended September 26, 2009, is as follows (in millions):

	2009	2008	2007
Net sales:
Desktops (a)	$4,324	$5,622	$4,023
Portables (b)	9,535	8,732	6,313

Total Mac net sales	13,859	14,354	10,336

iPod	8,091	9,153	8,305
Other music related products and services (c)	4,036	3,340	2,496
iPhone and related products and services (d)	13,033	6,742	630
Peripherals and other hardware (e)	1,475	1,694	1,303
Software, service and other net sales (f)	2,411	2,208	1,508

Total net sales	$42,905	$37,491	$24,578

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(c)	Consists of iTunes Store sales and iPod services, and Apple-branded and third-party iPod accessories.
(d)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(e)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(f)	Includes sales of Apple-branded operating system and application software, third-party software, AppleCare and Internet services.

Note 11 – Related Party Transactions and Certain Other Transactions

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

Note 12 – Selected Quarterly Financial Information (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended September 26, 2009, September 27, 2008 and September 29, 2007 (in millions, except per share amounts in thousands):

2009	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$12,207	$9,734	$9,084	$11,880
Cost of sales	7,102	5,751	5,457	7,373

Gross margin	5,105	3,983	3,627	4,507

Operating expenses:
Research and development	358	341	319	315
Selling, general and administrative	1,063	1,010	985	1,091

Total operating expenses	1,421	1,351	1,304	1,406

Operating income	3,684	2,632	2,323	3,101

Other income and expense	45	60	63	158

Income before provision for income taxes	3,729	2,692	2,386	3,259
Provision for income taxes	1,197	864	766	1,004

Net income	$2,532	$1,828	$1,620	$2,255

Earnings per common share:
Basic	$2.82	$2.05	$1.82	$2.54
Diluted	$2.77	$2.01	$1.79	$2.50
Shares used in computing earnings per share:
Basic	898,032	893,712	891,180	889,142
Diluted	914,374	909,160	902,993	901,494

2008	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$11,520	$7,561	$7,980	$10,430
Cost of sales	7,077	4,818	5,373	7,026

Gross margin	4,443	2,743	2,607	3,404

Operating expenses:
Research and development	298	292	273	246
Selling, general and administrative	999	916	886	960

Total operating expenses	1,297	1,208	1,159	1,206

Operating income	3,146	1,535	1,448	2,198
Other income and expense	140	118	162	200

Income before provision for income taxes	3,286	1,653	1,610	2,398
Provision for income taxes	1,039	522	509	758

Net income	$2,247	$1,131	$1,101	$1,640

Earnings per common share:
Basic	$2.53	$1.28	$1.25	$1.87
Diluted	$2.48	$1.25	$1.22	$1.82
Shares used in computing earnings per share:
Basic	887,110	883,738	879,546	875,860
Diluted	904,786	903,167	899,329	900,054

2007	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Net sales	$6,606	$5,563	$5,286	$7,123
Cost of sales	4,561	3,530	3,435	4,900

Gross margin	2,045	2,033	1,851	2,223

Operating expenses:
Research and development	207	208	183	184
Selling, general and administrative	823	746	680	714

Total operating expenses	1,030	954	863	898

Operating income	1,015	1,079	988	1,325
Other income and expense	170	155	148	126

Income before provision for income taxes	1,185	1,234	1,136	1,451
Provision for income taxes	315	394	362	440

Net income	$870	$840	$774	$1,011

Earnings per common share:
Basic	$1.00	$0.97	$0.90	$1.18
Diluted	$0.97	$0.94	$0.87	$1.14
Shares used in computing earnings per share:
Basic	870,881	866,806	863,003	857,691
Diluted	895,666	890,671	886,653	883,297

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

The following tables present the effects of the retrospective adoption of the new accounting principles on the Company’s previously reported quarterly financial information as of September 26, 2009, September 27, 2008 and September 29, 2007 (in millions, expect per share amounts in thousands):

	Three Months Ended September 26, 2009			Three Months Ended June 27, 2009
	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Net sales	$9,870	$2,337	$12,207	$8,337	$1,397	$9,734
Cost of sales	6,256	846	7,102	5,314	437	5,751

Gross margin	3,614	1,491	5,105	3,023	960	3,983

Operating expenses:
Research and development	358	—	358	341	—	341
Selling, general and administrative	1,063	—	1,063	1,010	—	1,010

Total operating expenses	1,421	—	1,421	1,351	—	1,351

Operating income	2,193	1,491	3,684	1,672	960	2,632
Other income and expense	45	—	45	60	—	60

Income before provision for income taxes	2,238	1,491	3,729	1,732	960	2,692
Provision for income taxes	573	624	1,197	503	361	864

Net income	$1,665	$867	$2,532	$1,229	$599	$1,828

Earnings per common share:
Basic	$1.85	$0.97	$2.82	$1.38	$0.67	$2.05
Diluted	$1.82	$0.95	$2.77	$1.35	$0.66	$2.01
Shares used in computing earnings per share:
Basic	898,032	—	898,032	893,712	—	893,712
Diluted	914,374	—	914,374	909,160	—	909,160

	Three Months Ended March 28, 2009			Three Months Ended December 27, 2008
	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Net sales	$8,163	$921	$9,084	$10,167	$1,713	$11,880
Cost of sales	5,192	265	5,457	6,635	738	7,373

Gross margin	2,971	656	3,627	3,532	975	4,507

Operating expenses:
Research and development	319	—	319	315	—	315
Selling, general and administrative	985	—	985	1,091	—	1,091

Total operating expenses	1,304	—	1,304	1,406	—	1,406

Operating income	1,667	656	2,323	2,126	975	3,101
Other income and expense	63	—	63	158	—	158

Income before provision for income taxes	1,730	656	2,386	2,284	975	3,259
Provision for income taxes	525	241	766	679	325	1,004

Net income	$1,205	$415	$1,620	$1,605	$650	$2,255

Earnings per common share:
Basic	$1.35	$0.47	$1.82	$1.81	$0.73	$2.54
Diluted	$1.33	$0.46	$1.79	$1.78	$0.72	$2.50
Shares used in computing earnings per share:
Basic	891,180	—	891,180	889,142	—	889,142
Diluted	902,993	—	902,993	901,494	—	901,494

	Three Months Ended September 27, 2008			Three Months Ended June 28, 2008
	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Net sales	$7,895	$3,625	$11,520	$7,464	$97	$7,561
Cost of sales	5,156	1,921	7,077	4,864	(46)	4,818

Gross margin	2,739	1,704	4,443	2,600	143	2,743

Operating expenses:
Research and development	298	—	298	292	—	292
Selling, general and administrative	999	—	999	916	—	916

Total operating expenses	1,297	—	1,297	1,208	—	1,208

Operating income	1,442	1,704	3,146	1,392	143	1,535
Other income and expense	140	—	140	118	—	118

Income before provision for income taxes	1,582	1,704	3,286	1,510	143	1,653
Provision for income taxes	446	593	1,039	438	84	522

Net income	$1,136	$1,111	$2,247	$1,072	$59	$1,131

Earnings per common share:
Basic	$1.28	$1.25	$2.53	$1.21	$0.07	$1.28
Diluted	$1.26	$1.22	$2.48	$1.19	$0.06	$1.25
Shares used in computing earnings per share:
Basic	887,110	—	887,110	883,738	—	883,738
Diluted	904,786	—	904,786	903,167	—	903,167

	Three Months Ended March 29, 2008			Three Months Ended December 29, 2007
	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Net sales	$7,512	$468	$7,980	$9,608	$822	$10,430
Cost of sales	5,038	335	5,373	6,276	750	7,026

Gross margin	2,474	133	2,607	3,332	72	3,404

Operating expenses:
Research and development	273	—	273	246	—	246
Selling, general and administrative	886	—	886	960	—	960

Total operating expenses	1,159	—	1,159	1,206	—	1,206

Operating income	1,315	133	1,448	2,126	72	2,198
Other income and expense	162	—	162	200	—	200

Income before provision for income taxes	1,477	133	1,610	2,326	72	2,398
Provision for income taxes	432	77	509	745	13	758

Net income	$1,045	$56	$1,101	$1,581	$59	$1,640

Earnings per common share:
Basic	$1.19	$0.06	$1.25	$1.81	$0.06	$1.87
Diluted	$1.16	$0.06	$1.22	$1.76	$0.06	$1.82
Shares used in computing earnings per share:
Basic	879,546	—	879,546	875,860	—	875,860
Diluted	899,329	—	899,329	900,054	—	900,054

	Three Months Ended September 29, 2007			Three Months Ended June 30, 2007
	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Net sales	$6,217	$389	$6,606	$5,410	$153	$5,563
Cost of sales	4,127	434	4,561	3,415	115	3,530

Gross margin	2,090	(45)	2,045	1,995	38	2,033

Operating expenses:
Research and development	207	—	207	208	—	208
Selling, general and administrative	823	—	823	746	—	746

Total operating expenses	1,030	—	1,030	954	—	954

Operating income	1,060	(45)	1,015	1,041	38	1,079
Other income and expense	170	—	170	155	—	155

Income before provision for income taxes	1,230	(45)	1,185	1,196	38	1,234
Provision for income taxes	326	(11)	315	378	16	394

Net income	$904	$(34)	$870	$818	$22	$840

Earnings per common share:
Basic	$1.04	$(0.04)	$1.00	$0.94	$0.03	$0.97
Diluted	$1.01	$(0.04)	$0.97	$0.92	$0.02	$0.94
Shares used in computing earnings per share:
Basic	870,881	—	870,881	866,806	—	866,806
Diluted	895,666	—	895,666	890,671	—	890,671

	Three Months Ended March 31, 2007			Three Months Ended December 30, 2006
	As Reported	Adjustments	As Amended	As Reported	Adjustments	As Amended
Net sales	$5,264	$22	$5,286	$7,115	$8	$7,123
Cost of sales	3,415	20	3,435	4,895	5	4,900

Gross margin	1,849	2	1,851	2,220	3	2,223

Operating expenses:
Research and development	183	—	183	184	—	184
Selling, general and administrative	680	—	680	714	—	714

Total operating expenses	863	—	863	898	—	898

Operating income	986	2	988	1,322	3	1,325
Other income and expense	148	—	148	126	—	126

Income before provision for income taxes	1,134	2	1,136	1,448	3	1,451
Provision for income taxes	364	(2)	362	444	(4)	440

Net income	$770	$4	$774	$1,004	$7	$1,011

Earnings per common share:
Basic	$0.89	$0.01	$0.90	$1.17	$0.01	$1.18
Diluted	$0.87	$0.00	$0.87	$1.14	$0.00	$1.14
Shares used in computing earnings per share:
Basic	863,003	—	863,003	857,691	—	857,691
Diluted	886,653	—	886,653	883,297	—	883,297

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

As discussed in Notes 1 and 2 to the consolidated financial statements, Apple Inc. has retrospectively adopted the Financial Accounting Standards Board’s amended accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements.

/s/ Ernst & Young LLP

San Jose, California

October 27, 2009, except for the retrospective adoption of the amended accounting standards discussed in Notes 1 and 2 to the consolidated financial statements, as to which the date is January 25, 2010

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Apple Inc. as of and for the year ended September 26, 2009 and our report dated October 27, 2009, except for the retrospective adoption of the amended accounting standards discussed in Notes 1 and 2 to the consolidated financial statements, as to which the date is January 25, 2010, expressed an unqualified opinion thereon.

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

As discussed in Note 1 to the consolidated financial statements, effective September 30, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

As discussed in Notes 1 and 2, the consolidated financial statements as of September 27, 2008 and for the years ended September 27, 2008 and September 29, 2007 have been restated to give effect to the retroactive adoption of the Financial Accounting Standards Board’s amended accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements.

/s/ KPMG LLP

Mountain View, California

November 4, 2008, except as to Notes 1 and 2, which are as of January 25, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of January 2010.

APPLE INC.

By:	/s/ Peter Oppenheimer
Peter Oppenheimer Senior Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2	By-Laws of the Registrant, as amended through May 27, 2009.	8-K	6/2/09

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through May 10, 2007.	8-K	5/16/07

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07

10.5*	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Form of Option Agreement.	10-K	9/24/05

10.8*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.9*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.10*	Transition Agreement and Settlement Agreement and Release dated as of November 3, 2008 by and between the Registrant and Anthony Fadell.	10-Q	12/27/08

14.1	Business Conduct Policy of the Registrant dated February 2009.	10-Q	3/28/09

21.1	Subsidiaries of the Registrant.	10-K	9/26/09

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.	10-K	9/26/09

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date/ Period End Date
101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
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