Form 10-Q
period 2009-12-26
APPLE INC
filed 2010-01-25
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

or

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

906,794,589 shares of common stock issued and outstanding as of January 15, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended
	December 26, 2009 (a)	December 27, 2008 (a)
Net sales	$15,683	$11,880
Cost of sales	9,272	7,373

Gross margin	6,411	4,507

Operating expenses:
Research and development	398	315
Selling, general and administrative	1,288	1,091

Total operating expenses	1,686	1,406

Operating income	4,725	3,101
Other income and expense	33	158

Income before provision for income taxes	4,758	3,259
Provision for income taxes	1,380	1,004

Net income	$3,378	$2,255

Earnings per common share:
Basic	$3.74	$2.54
Diluted	$3.67	$2.50

Shares used in computing earnings per share:
Basic	903,542	889,142
Diluted	919,783	901,494

(a)	See Note 2, “Retrospective Adoption of New Accounting Principles” of this Form 10-Q.

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	December 26, 2009 (a)	September 26, 2009 (a)
ASSETS:
Current assets:
Cash and cash equivalents	$7,609	$5,263
Short-term marketable securities	17,187	18,201
Accounts receivable, less allowances of $54 and $52, respectively	3,090	3,361
Inventories	576	455
Deferred tax assets	1,180	1,135
Other current assets	3,690	3,140

Total current assets	33,332	31,555

Long-term marketable securities	15,024	10,528
Property, plant and equipment, net	3,115	2,954
Goodwill	253	206
Acquired intangible assets, net	241	247
Other assets	1,961	2,011

Total assets	$53,926	$47,501

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$6,511	$5,601
Accrued expenses	3,996	3,852
Deferred revenue	2,590	2,053

Total current liabilities	13,097	11,506

Deferred revenue – non-current	922	853
Other non-current liabilities	4,139	3,502

Total liabilities	18,158	15,861

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 906,282,182 and 899,805,500 shares issued and outstanding, respectively	8,962	8,210
Retained earnings	26,695	23,353
Accumulated other comprehensive income	111	77

Total shareholders’ equity	35,768	31,640

Total liabilities and shareholders’ equity	$53,926	$47,501

(a)	See Note 2, “Retrospective Adoption of New Accounting Principles” of this Form 10-Q.

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	December 26, 2009 (a)	December 27, 2008 (a)
Cash and cash equivalents, beginning of the period	$5,263	$11,875

Operating activities:
Net income	3,378	2,255
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	209	168
Stock-based compensation expense	205	170
Deferred income tax expense	425	276
Loss on disposition of property, plant and equipment	6	7
Changes in operating assets and liabilities:
Accounts receivable, net	271	226
Inventories	(121)	113
Other current assets	(517)	1,097
Other assets	47	7
Accounts payable	956	(767)
Deferred revenue	606	200
Other liabilities	316	186

Cash generated by operating activities	5,781	3,938

Investing activities:
Purchases of marketable securities	(12,922)	(13,082)
Proceeds from maturities of marketable securities	6,216	2,226
Proceeds from sales of marketable securities	3,199	2,668
Purchases of other long-term investments	(6)	(38)
Payment for acquisition of property, plant and equipment	(376)	(339)
Payment for acquisition of intangible assets	(5)	(14)
Other	(64)	(60)

Cash used in investing activities	(3,958)	(8,639)

Financing activities:
Proceeds from issuance of common stock	374	77
Excess tax benefits from stock-based compensation	252	19
Cash used to net share settle equity awards	(103)	(34)

Cash generated by financing activities	523	62

Increase/(decrease) in cash and cash equivalents	2,346	(4,639)

Cash and cash equivalents, end of the period	$7,609	$7,236

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$980	$550

(a)	See Note 2, “Retrospective Adoption of New Accounting Principles” of this Form 10-Q.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 26, 2009, included in its Annual Report on Form 10-K (the “2009 Form 10-K”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

The Company has evaluated subsequent events through the date and time the financial statements were issued on January 25, 2010.

Retrospective Adoption of New Accounting Principles

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The new accounting principles permit prospective or retrospective adoption, and the Company elected retrospective adoption during the first quarter of 2010.

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

The financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principles. Refer to Note 2, “Retrospective Adoption of New Accounting Principles” in this Form 10-Q for additional information on the impact of adoption.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended December 26, 2009 and December 27, 2008 (in thousands, except net income in millions and per share amounts):

	Three Months Ended
	December 26, 2009	December 27, 2008
Numerator:
Net income	$3,378	$2,255

Denominator:
Weighted-average shares outstanding	903,542	889,142
Effect of dilutive securities	16,241	12,352

Weighted-average shares diluted	919,783	901,494

Basic earnings per common share	$3.74	$2.54

Diluted earnings per common share	$3.67	$2.50

Potentially dilutive securities representing approximately 1.8 million and 18.8 million shares of common stock for the quarters ended December 26, 2009 and December 27, 2008, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

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

Fair Value Measurements

During 2009, the Company adopted the FASB’s new accounting standard on fair value measurements and disclosures for all financial assets and liabilities. The new accounting principles defined fair value, provided a framework for measuring fair value, and expanded the disclosures required for fair value measurements. During the first quarter of 2010, the Company adopted the new fair value accounting principles for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which did not have a material effect on the Company’s financial condition or operating results.

Business Combinations

In December 2007, the FASB issued new accounting standards for business combinations, which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. This new accounting standard also established principles regarding how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements. In April 2009, the FASB amended this new accounting standard to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period. The Company adopted the new business combination accounting standard in the first quarter of 2010 and applied these principles prospectively to any business combinations completed in or after the first quarter of 2010. The adoption of the new business combination accounting standard did not have a material effect on the Company’s financial condition or operating results.

Note 2 – Retrospective Adoption of New Accounting Principles

In September 2009, the FASB amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements. In the first quarter of 2010, the Company adopted the new accounting principles on a retrospective basis. The Company believes retrospective adoption provides the most comparable and useful financial information for financial statement users, is more consistent with the information the Company’s management uses to evaluate its business, and better reflects the underlying economic performance of the Company. The financial statements and notes to the financial statements presented herein have been adjusted to reflect the retrospective adoption of the new accounting principles. Note 1,

“Summary of Significant Accounting Policies” under the subheadings “Basis of Presentation and Preparation” and “Revenue Recognition” of this Form 10-Q provides additional information on the Company’s change in accounting resulting from the adoption of the new accounting principles and the Company’s revenue recognition accounting policy.

The following table presents the effects of the retrospective adoption of the new accounting principles to the Company’s previously reported Condensed Consolidated Balance Sheet as of September 26, 2009 (in millions, except share amounts):

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

The following table presents the effects of the retrospective adoption of the new accounting principles to the Company’s previously reported Condensed Consolidated Statements of Operations for the three months ended December 27, 2008 (in millions, except share amounts):

	Three Months Ended December 27, 2008
	As Reported	Adjustments	As Amended
Net sales	$10,167	$1,713	$11,880
Cost of sales	6,635	738	7,373

Gross margin	3,532	975	4,507

Operating expenses:
Research and development	315	—	315
Selling, general and administrative	1,091	—	1,091

Total operating expenses	1,406	—	1,406

Operating income	2,126	975	3,101
Other income and expense	158	—	158

Income before provision for income taxes	2,284	975	3,259
Provision for income taxes	679	325	1,004

Net income	$1,605	$650	$2,255

Earnings per common share:
Basic	$1.81	$0.73	$2.54
Diluted	$1.78	$0.72	$2.50

Shares used in computing earnings per share:
Basic	889,142	—	889,142
Diluted	901,494	—	901,494

Note 3 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash, cash equivalents or short-term or long-term marketable securities as of December 26, 2009 and September 26, 2009 (in millions):

	December 26, 2009	September 26, 2009
Cash	$1,470	$1,139

Money market funds	2,135	1,608
U.S. Treasury securities	821	289
U.S. agency securities	379	273
Certificates of deposit and time deposits	897	572
Commercial paper	1,870	1,381
Corporate securities	30	—
Municipal securities	7	1

Total cash equivalents	6,139	4,124

U.S. Treasury securities	2,600	2,843
U.S. agency securities	5,885	8,582
Non-U.S. government securities	282	219
Certificates of deposit and time deposits	1,213	1,142
Commercial paper	3,581	2,816
Corporate securities	3,467	2,466
Municipal securities	159	133

Total short-term marketable securities	17,187	18,201

U.S. Treasury securities	421	484
U.S. agency securities	3,599	2,252
Non-U.S. government securities	679	102
Corporate securities	9,831	7,320
Municipal securities	494	370

Total long-term marketable securities	15,024	10,528

Total cash, cash equivalents and marketable securities	$39,820	$33,992

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 26, 2009 and September 26, 2009 (in millions):

	December 26, 2009
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$2,135	$—	$—	$2,135
U.S. Treasury securities	3,839	4	(1)	3,842
U.S. agency securities	9,850	14	(1)	9,863
Non-U.S. government securities	959	2	—	961
Certificates of deposit and time deposits	2,110	—	—	2,110
Commercial paper	5,451	—	—	5,451
Corporate securities	13,293	49	(14)	13,328
Municipal securities	658	3	(1)	660

Total cash equivalents and marketable securities	$38,295	$72	$(17)	$38,350

	September 26, 2009
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$1,608	$—	$—	$1,608
U.S. Treasury securities	3,610	6	—	3,616
U.S. agency securities	11,085	22	—	11,107
Non-U.S. government securities	320	1	—	321
Certificates of deposit and time deposits	1,714	—	—	1,714
Commercial paper	4,197	—	—	4,197
Corporate securities	9,760	42	(16)	9,786
Municipal securities	502	2	—	504

Total cash equivalents and marketable securities	$32,796	$73	$(16)	$32,853

The Company had net unrealized gains on its investment portfolio of $55 million and $57 million as of December 26, 2009 and September 26, 2009, respectively. The net unrealized gains as of December 26, 2009 and September 26, 2009 related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first quarter of 2010 or 2009 related to such sales.

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of December 26, 2009 and September 26, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	December 26, 2009
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
U.S. Treasury securities	$1,592	$(1)	$—	$—	$1,592	$(1)
U.S. agency securities	1,891	(1)	—	—	1,891	(1)
Corporate securities	3,476	(7)	579	(7)	4,055	(14)
Municipal securities	181	(1)	—	—	181	(1)

Total	$7,140	$(10)	$579	$(7)	$7,719	$(17)

	September 26, 2009
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
Corporate securities	$1,667	$(3)	$719	$(13)	$2,386	$(16)

Total	$1,667	$(3)	$719	$(13)	$2,386	$(16)

The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the first quarters of 2010 and 2009, the Company did not recognize any material impairment charges. As of December 26, 2009, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company had a net deferred gain associated with cash flow hedges of approximately $19 million and $1 million, net of taxes, recorded in other comprehensive income as of December 26, 2009 and September 26, 2009, respectively. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related revenue is recognized, and other comprehensive income related to cash flow hedges of inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. As of December 26, 2009, the hedged transactions are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the first quarter of 2010 or 2009.

The Company had an unrealized net gain on net investment hedges of $5 million and unrealized net loss on net investment hedges of $2 million, net of taxes, included in the cumulative translation adjustment account of accumulated other comprehensive income (“AOCI”) as of December 26, 2009 and September 26, 2009, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in current earnings in other income and expense.

The Company recognized in earnings a net loss of $34 million and a net gain of $158 million on foreign currency forward and option contracts not designated as hedging instruments during the first quarter of 2010 and 2009, respectively.

The following table shows the notional principal and credit risk amounts of the Company’s derivative instruments outstanding as of December 26, 2009 and September 26, 2009 (in millions):

	December 26, 2009		September 26, 2009
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$3,874	$63	$4,422	$31

Instruments other than accounting hedges:
Foreign exchange contracts	$5,290	$79	$3,416	$10

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of December 26, 2009 and September 26, 2009, and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. The Company’s gross exposure on these transactions may be further mitigated by collateral received from certain counterparties. The Company’s exposure to credit loss and market risk will vary over time as a function of currency exchange rates. Although the table above reflects the notional principal and credit risk amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received when the net fair value of certain financial instruments exceeds contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of December 26, 2009, the Company recorded cash collateral related to the derivative instruments under its master netting arrangements of $59 million as accrued expenses in the Condensed Consolidated Balance Sheet. The Company did not record a material amount of cash collateral related to the derivative instruments under its master netting arrangements as of September 26, 2009. The Company did not have any derivative instruments with credit risk-related contingent features that would require it to post additional collateral as of December 26, 2009 or September 26, 2009.

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of December 26, 2009 and September 26, 2009. Refer to Note 4, “Fair Value Measurements” of this Form 10-Q, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the condensed consolidated financial statements on a recurring basis. The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of December 26, 2009 and September 26, 2009 (in millions):

	December 26, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$59	$76	$135

Derivative liabilities (b):
Foreign exchange contracts	$7	$30	$37

	September 26, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$27	$10	$37

Derivative liabilities (b):
Foreign exchange contracts	$24	$1	$25

(a)	All derivative assets are recorded as other current assets in the Condensed Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three-month periods ended December 26, 2009 and December 27, 2008 (in millions):

	Three Months Ended December 26, 2009
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from AOCI into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Cash flow hedges:
Foreign exchange contracts	$10	Net sales	$2	Other income and expense	$(9)
Foreign exchange contracts	2	Cost of sales	(22)	Other income and expense	(5)
Net investment hedges:
Foreign exchange contracts	(1)	Other income and expense	—	Other income and expense	—

Total	$11		$(20)		$(14)

	Three Months Ended December 27, 2008
	Gain or (Loss) Recognized in OCI - Effective Portion (a)	Location of Gain or (Loss) Reclassified from AOCI into Income - Effective Portion	Gain or (Loss) Reclassified from AOCI into Income - Effective Portion (a)	Location of Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
Cash flow hedges:
Foreign exchange contracts	$271	Net sales	$223	Other income and expense	$(23)
Foreign exchange contracts	96	Cost of sales	84	Other income and expense	1
Net investment hedges:
Foreign exchange contracts	(38)	Other income and expense	—	Other income and expense	2

Total	$329		$307		$(20)

(a)	Refer to Note 7, “Shareholders’ Equity and Stock-Based Compensation” of this Form 10-Q, which summarizes the activity in accumulated other comprehensive income related to derivatives.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 26, 2009 and September 26, 2009 (in millions):

	December 26, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Money market funds	$2,135	$—	$—	$2,135
U.S. Treasury securities	—	3,842	—	3,842
U.S. agency securities	—	9,863	—	9,863
Non-U.S. government securities	—	961	—	961
Certificates of deposit and time deposits	—	2,110	—	2,110
Commercial paper	—	5,451	—	5,451
Corporate securities	—	13,328	—	13,328
Municipal securities	—	660	—	660
Marketable equity securities	81	—	—	81
Derivative assets	—	135	—	135

Total assets measured at fair value	$2,216	$36,350	$—	$38,566

Liabilities:
Derivative liabilities	$—	$37	$—	$37

Total liabilities measured at fair value	$—	$37	$—	$37

	September 26, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Money market funds	$1,608	$—	$—	$1,608
U.S. Treasury securities	—	3,616	—	3,616
U.S. agency securities	—	11,107	—	11,107
Non-U.S. government securities	—	321	—	321
Certificates of deposit and time deposits	—	1,714	—	1,714
Commercial paper	—	4,197	—	4,197
Corporate securities	—	9,786	—	9,786
Municipal securities	—	504	—	504
Marketable equity securities	61	—	—	61
Derivative assets	—	37	—	37

Total assets measured at fair value	$1,669	$31,282	$—	$32,951

Liabilities:
Derivative liabilities	$—	$25	$—	$25

Total liabilities measured at fair value	$—	$25	$—	$25

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis presented on the Company’s Condensed Consolidated Balance Sheets as of December 26, 2009 and September 26, 2009 (in millions):

	December 26, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Cash equivalents	$2,135	$4,004	$—	$6,139
Short-term marketable securities	—	17,187	—	17,187
Long-term marketable securities	—	15,024	—	15,024
Other current assets	—	135	—	135
Other assets	81	—	—	81

Total assets measured at fair value	$2,216	$36,350	$—	$38,566

Liabilities:
Other current liabilities	$—	$37	$—	$37

Total liabilities measured at fair value	$—	$37	$—	$37

	September 26, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Cash equivalents	$1,608	$2,516	$—	$4,124
Short-term marketable securities	—	18,201	—	18,201
Long-term marketable securities	—	10,528	—	10,528
Other current assets	—	37	—	37
Other assets	61	—	—	61

Total assets measured at fair value	$1,669	$31,282	$—	$32,951

Liabilities:
Other current liabilities	$—	$25	$—	$25

Total liabilities measured at fair value	$—	$25	$—	$25

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Note 5 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of December 26, 2009 and September 26, 2009 (in millions):

Other Current Assets

	December 26, 2009	September 26, 2009
Vendor non-trade receivables	$1,791	$1,696
Inventory component prepayments – current	232	309
Other current assets	1,667	1,135

Total other current assets	$3,690	$3,140

Property, Plant and Equipment
	December 26, 2009	September 26, 2009
Land and buildings	$1,041	$955
Machinery, equipment and internal-use software	2,084	1,932
Office furniture and equipment	122	115
Leasehold improvements	1,739	1,665

Gross property, plant and equipment	4,986	4,667
Accumulated depreciation and amortization	(1,871)	(1,713)

Net property, plant and equipment	$3,115	$2,954

Other Assets
	December 26, 2009	September 26, 2009
Inventory component prepayments – non-current	$812	$844
Capitalized software development costs, net	93	106
Deferred tax assets – non-current	130	163
Other assets	926	898

Total other assets	$1,961	$2,011

Accrued Expenses

	December 26, 2009	September 26, 2009
Accrued warranty and related costs	$584	$577
Accrued marketing and distribution	335	359
Accrued compensation and employee benefits	293	357
Income taxes payable	258	430
Deferred margin on component sales	243	225
Other current liabilities	2,283	1,904

Total accrued expenses	$3,996	$3,852

Non-Current Liabilities

	December 26, 2009	September 26, 2009
Deferred tax liabilities	$2,769	$2,216
Other non-current liabilities	1,370	1,286

Total other non-current liabilities	$4,139	$3,502

Note 6 – Income Taxes

As of December 26, 2009, the Company recorded gross unrecognized tax benefits of $1.0 billion, of which $333 million, if recognized, would affect the Company’s effective tax rate. As of September 26, 2009, the total amount of gross unrecognized tax benefits was $971 million, of which $307 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $295 million and $291 million of gross interest and penalties accrued as of December 26, 2009 and September 26, 2009, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $105 million and $145 million in the next 12 months.

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

Comprehensive Income

Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s other comprehensive income consists of foreign currency translation adjustments from those subsidiaries not using the U.S. dollar as their functional currency, unrealized gains and losses on marketable securities categorized as available-for-sale, and net deferred gains and losses on certain derivative instruments accounted for as cash flow hedges.

The following table summarizes the components of total comprehensive income, net of taxes, during the three months ended December 26, 2009 and December 27, 2008 (in millions):

	Three Months Ended
	December 26, 2009	December 27, 2008
Net income	$3,378	$2,255
Other comprehensive income:
Change in unrecognized gains on derivative instruments	18	41
Change in foreign currency translation	5	(105)
Net change in unrealized gains/losses on marketable securities	11	49

Total comprehensive income	$3,412	$2,240

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three months ended December 26, 2009 and December 27, 2008 (in millions):

	Three Months Ended
	December 26, 2009	December 27, 2008
Change in fair value of derivatives	$6	$223
Adjustment for net gains/losses realized and included in net income	12	(182)

Change in unrecognized gains on derivative instruments	$18	$41

The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of December 26, 2009 and September 26, 2009 (in millions):

	December 26, 2009	September 26, 2009
Net unrealized gains/losses on marketable securities	$59	$48
Net unrecognized gains on derivative instruments	19	1
Cumulative foreign currency translation	33	28

Accumulated other comprehensive income	$111	$77

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the first quarter of 2010, executive officers Timothy D. Cook, Ronald B. Johnson, Peter Oppenheimer, Philip W. Schiller and Bertrand Serlet had trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the three months ended December 26, 2009, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 26, 2009	12,263	$122.52
Restricted stock units granted	4,067	$191.39
Restricted stock units vested	(1,534)	$126.34
Restricted stock units cancelled	(264)	$147.26

Balance at December 26, 2009	14,532	$140.94	$3,037,868

RSUs that vested during the three months ended December 26, 2009 and December 27, 2008 had a fair value of $292 million and $86 million, respectively, as of the vesting date.

Stock Option Activity

A summary of the Company’s stock option and RSU activity and related information for the three months ended December 26, 2009, is as follows (in thousands, except per share amounts and contractual term in years):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 26, 2009	37,261	34,375	$81.17
Restricted stock units granted	(8,134)	—	$—
Options granted	—	—	$—
Options cancelled	150	(150)	$133.87
Restricted stock units cancelled	528	—	$—
Options exercised	—	(4,981)	$62.84
Plan shares expired	—	—	$—

Balance at December 26, 2009	29,805	29,244	$84.02	3.35	$3,655,921

Exercisable at December 26, 2009		21,172	$64.09	2.88	$3,068,900
Expected to vest after December 26, 2009		7,919	$136.32	4.58	$575,916

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total intrinsic value of options at the time of exercise was $690 million and $55 million for the three-month periods ended December 26, 2009 and December 27, 2008, respectively.

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

Stock-Based Compensation

Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.

The Company did not grant any stock options during the three months ended December 26, 2009. The weighted-average assumptions used for the three months ended December 26, 2009 and December 27, 2008, and the resulting estimates of weighted-average fair value per share of options granted and of employee stock purchase plan rights (“stock purchase rights”) during those periods are as follows:

	Three Months Ended
	December 26, 2009	December 27, 2008
Expected life - stock options	—	3.41 years
Expected life - stock purchase rights	6 months	6 months
Interest rate - stock options	—	1.76%
Interest rate - stock purchase rights	0.35%	2.16%
Expected volatility - stock options	—	53.40%
Expected volatility - stock purchase rights	40.79%	47.03%
Expected dividend yields	—	—

Weighted-average fair value of options granted during the period	$—	$38.25
Weighted-average fair value of stock purchase rights during the period	$35.21	$44.52

The following table provides a summary of the stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 26, 2009 and December 27, 2008 (in millions):

	Three Months Ended
	December 26, 2009	December 27, 2008
Cost of sales	$37	$28
Research and development	74	60
Selling, general, and administrative	94	82

Total stock-based compensation expense	$205	$170

Stock-based compensation expense capitalized as part of software development costs was not significant as of December 26, 2009 or September 26, 2009. The income tax benefit related to stock-based compensation expense was $82 million and $66 million for the three months ended December 26, 2009 and December 27, 2008, respectively. As of December 26, 2009, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $2.1 billion, which the Company expects to recognize over a weighted-average period of 2.94 years.

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are generally for terms of one to 20 years and generally provide renewal options for terms of one to five additional years. Leases for retail space are for terms of five to 20 years, the majority of which are for ten years, and often contain multi-year renewal options. As of September 26, 2009, the Company’s total future minimum lease payments under noncancelable operating leases were $1.9 billion, of which $1.5 billion related to leases for retail space. As of December 26, 2009, total future minimum lease payments under noncancelable operating leases related to leases for retail space increased $100 million to $1.6 billion.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended December 26, 2009 and December 27, 2008 (in millions):

	Three Months Ended
	December 26, 2009	December 27, 2008
Beginning accrued warranty and related costs	$577	$671
Cost of warranty claims	(135)	(143)
Accruals for product warranties	142	165

Ending accrued warranty and related costs	$584	$693

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either December 26, 2009 or September 26, 2009.

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

Contingencies

The Company is subject to certain other legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, which are discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings.” In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in any of these legal matters or if several of these legal matters were resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific and Retail operations. The Americas, Europe, Japan and Asia Pacific segments exclude activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asia, but does not include Japan. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable operating segment provides similar hardware and software products and similar services to the same types of customers. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2009 Form 10-K.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $107 million and $71 million during the first quarters of 2010 and 2009, respectively.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 12 high-profile stores as of December 26, 2009. Expenses allocated to corporate marketing resulting from the operations of high-profile stores were $17 million and $16 million in the first quarters of 2010 and 2009, respectively.

Summary information by operating segment for the three months ended December 26, 2009 and December 27, 2008 is as follows (in millions):

	Three Months Ended
	December 26, 2009	December 27, 2008
Americas:
Net sales	$6,092	$5,301
Operating income	$1,811	$1,766

Europe:
Net sales	$5,024	$3,585
Operating income	$2,165	$1,224

Japan:
Net sales	$783	$498
Operating income	$354	$140

Asia-Pacific:
Net sales	$1,813	$750
Operating income	$820	$228

Retail:
Net sales	$1,971	$1,746
Operating income	$481	$409

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three months ended December 26, 2009 and December 27, 2008 is as follows (in millions):

	Three Months Ended
	December 26, 2009	December 27, 2008
Segment operating income	$5,631	$3,767
Stock-based compensation expense	(205)	(170)
Other corporate expenses, net (a)	(701)	(496)

Total operating income	$4,725	$3,101

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

Note 10 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of $16,000 and $4,000 in expenses pursuant to the Reimbursement Agreement during the first quarters of 2010 and 2009, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 26, 2009 and any amendments thereto (the “2009 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Retrospective Adoption of New Accounting Principles

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The Company adopted the new accounting principles on a retrospective basis during the first quarter of 2010.

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

Note 1, “Summary of Significant Accounting Policies” under the subheadings “Basis of Presentation and Preparation” and “Revenue Recognition” and Note 2, “Retrospective Adoption of New Accounting Principles” of this Form 10-Q provides additional information on the Company’s change in accounting resulting from the adoption of the new accounting principles and the Company’s revenue recognition accounting policy.

Executive Overview

The Company designs, manufactures, and markets personal computers, mobile communication devices, and portable digital music and video players and sells a variety of related software, services, peripherals, and networking solutions. The Company’s products and services include the Mac® line of desktop and portable computers, iPhone®, the iPod® line of portable digital music and video players, Apple TV®, Xserve®, a portfolio of consumer and professional software applications, the Mac OS® X operating system, third-party digital content and applications through the iTunes Store®, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPhone and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative markets. A further description of the Company’s products may be found below under the heading “Products” and Part II, Item 1A, “Risk Factors,” as well as in Part I, Item 1, “Business,” of the Company’s 2009 Form 10-K.

The Company is focused on providing innovative products and solutions to consumer, SMB, education, enterprise, government and creative customers that greatly enhance their evolving digital lifestyles and work environments. The Company’s overall business strategy is to control the design and development of the hardware and software for all of its products, including the personal computer, mobile communications and consumer electronics devices. The Company’s business strategy leverages its unique ability to design and develop its own operating system, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to the development and enhancement of innovative products and technologies. In conjunction with its strategy, the Company continues to build and host a robust platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. Most recently the Company launched the App Store™ that allows users to browse, search for, and purchase third-party applications through either a Mac or Windows-based computer or by wirelessly downloading directly to an iPhone or iPod touch. The Company also desires to support a community for the development of third-party products that complement the Company’s offerings through its developer programs. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle and productivity solutions.

The Company participates in several highly competitive markets, including personal computers with its Mac line of personal computers, mobile communications with iPhone, consumer electronics with its iPod product families, and distribution of third-party digital content and applications through its online iTunes Store. While the Company is widely recognized as a leading innovator in the personal computer, mobile communications and consumer electronics markets as well as a leader in the emerging market for distribution of digital content and applications, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company’s research and development spending is focused on further developing its existing Mac line of personal computers, its operating system, application software, iPhone and iPod line of portable digital music and video players; developing new digital lifestyle consumer and professional software applications; and investing in new product areas and technologies. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available on Mac computers, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by opening its own retail stores in the U.S. and in international markets. The Company had 283 stores open as of December 26, 2009.

The Company has also invested in programs to enhance reseller sales, including the Apple® Sales Consultant Program, which places Apple employees and contractors at selected third-party reseller locations, and the Apple Premium Reseller Program, through which independently run businesses focus on the Apple platform and provide a high level of customer service and product expertise. The Company believes providing direct contact with its targeted customers is an efficient way to demonstrate the advantages of its Mac computers and other products over those of its competitors. The Company also sells to customers directly through its online stores around the world and through its direct sales force.

The Company distributes iPhones in over 80 countries, through its direct channels, its cellular network carriers’ distribution channels and certain third-party resellers. The Company has signed multi-year agreements with various cellular network carriers authorizing them to distribute and provide cellular network services for iPhones. These agreements are generally not exclusive with a specific carrier, except in the U.S., Germany, Spain and certain other countries.

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

A detailed discussion of the Company’s other products may be found in Part I, Item 1, “Business,” of the Company’s 2009 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2009 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

For iPhone, the Company indicated it might from time-to-time provide future unspecified software upgrades and features free of charge to customers. The Company has identified two deliverables generally contained in arrangements involving the sale of iPhone. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the right included with the purchase of iPhone to receive on a when-and-if-available basis future unspecified software upgrades and features relating to the product’s essential software. The Company has allocated revenue between these two deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for the two deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the unspecified software upgrade right are deferred and recognized on a straight-line basis over the 24-month estimated life of the related hardware. All product cost of sales, including estimated warranty costs, are generally recognized at the time of sale. Costs for engineering and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenue allocated to the software upgrade right will also change.

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

Net Sales

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three months ended December 26, 2009 and December 27, 2008 (in millions, except unit sales in thousands and per unit amounts):

	Three Months Ended
	December 26, 2009	December 27, 2008	Change
Net Sales by Operating Segment:
Americas net sales	$6,092	$5,301	15%
Europe net sales	5,024	3,585	40%
Japan net sales	783	498	57%
Asia-Pacific net sales	1,813	750	142%
Retail net sales	1,971	1,746	13%

Total net sales	$15,683	$11,880	32%

Mac Unit Sales by Operating Segment:
Americas Mac unit sales	1,187	912	30%
Europe Mac unit sales	1,068	795	34%
Japan Mac unit sales	105	99	6%
Asia-Pacific Mac unit sales	313	203	54%
Retail Mac unit sales	689	515	34%

Total Mac unit sales	3,362	2,524	33%

Net Sales by Product:
Desktops (a)	$1,692	$1,045	62%
Portables (b)	2,758	2,520	9%

Total Mac net sales	4,450	3,565	25%

iPod	3,391	3,371	1%
Other music related products and services (c)	1,164	1,011	15%
iPhone and related products and services (d)	5,578	2,940	90%
Peripherals and other hardware (e)	469	387	21%
Software, service and other sales (f)	631	606	4%

Total net sales	$15,683	$11,880	32%

Unit Sales by Product:
Desktops (a)	1,234	728	70%
Portables (b)	2,128	1,796	18%

Total Mac unit sales	3,362	2,524	33%

Net sales per Mac unit sold (g)	$1,324	$1,412	(6%)

iPod unit sales	20,970	22,727	(8%)

Net sales per iPod unit sold (h)	$162	$148	9%

iPhone unit sales	8,737	4,363	100%

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(c)	Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(d)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(e)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(f)	Includes sales of Apple-branded operating system, application software, third-party software, AppleCare, and Internet services.
(g)	Derived by dividing total Mac net sales by total Mac unit sales.
(h)	Derived by dividing total iPod net sales by total iPod unit sales.

Net sales during the first quarter of 2010 increased $3.8 billion or 32% compared to the same quarter in 2009. Several factors contributed positively to this increase, including the following:

•

Net sales of iPhone and related products and services were $5.6 billion in the first quarter of 2010, an increase of $2.6 billion or 90% compared to the first quarter of 2009. iPhone net sales accounted for 36% of the Company’s total net revenue. iPhone handset unit sales totaled 8.7 million during the first quarter 2010, which represents an increase of 4.4 million or 100% compared to the first quarter of 2009. This growth is attributed primarily to expanded distribution and strong overall demand for iPhones. iPhone 3GS was released in the U.S. on June 19, 2009 and in many other countries over the remainder of 2009. iPhone revenue includes handset revenue recognized and revenue from sales of iPhone accessories and carrier agreements.

•

Mac net sales increased $885 million or 25% during the first quarter of 2010 compared to the first quarter of 2009. Mac unit sales increased by 838,000 units or 33%. Net sales related to the Company’s Mac shipments accounted for 28% of the Company’s total net revenue. During the first quarter of 2010, Mac desktop systems net sales and unit sales increased by 62% and 70%, respectively, compared to the first quarter of 2009. This growth was driven by strong demand for iMac, which was updated in October 2009. Mac desktop systems experienced double-digit net sales and unit growth in each of the Company’s reportable operating segments compared to the same period in 2009. Net sales and unit sales of the Company’s Mac portable systems increased by 9% and 18%, respectively, during the first quarter of 2010 compared to the same period in 2009. The growth in the Company’s Mac portable systems was due primarily to strong sales of MacBook, which was updated in October 2009.

•

Net sales of other music related products and services increased $153 million or 15% during the first quarter of 2010 compared to the first quarter of 2009, due primarily to increased net sales from the iTunes Store, which experienced double-digit growth in each of the Company’s geographic segments. The Company believes this continued growth is the result of heightened consumer interest in downloading third-party digital content and applications, continued growth in its customer base of iPod and iPhone customers, the expansion of third-party audio and video content available for sale and rent via the iTunes Store, and the continued interest in and growth of the iTunes® App Store. The Company continues to expand its iTunes content and applications offerings around the world.

•

Net sales of iPods increased by 1% year-over-year, while iPod unit sales decreased by 1.8 million units or 8% during the first quarter of 2010 compared to the first quarter of 2009. Net sales per iPod unit sold increased 9% from $148 in the first quarter of 2009 to $162 in the first quarter of 2010, resulting from the higher product mix of iPod touch.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s operating and reporting segments consist of the Americas, Europe, Japan, Asia-Pacific and Retail operations. The Americas, Europe, Japan and Asia-Pacific reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asia, but does not include Japan. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable operating segment provides similar hardware and software products and similar services to the same types of customers. Further information regarding the Company’s operating segments may be found in Note 9, “Segment Information and Geographic Data” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Americas

Net sales in the Americas during the first quarter of 2010 increased $791 million or 15% over the first quarter of 2009. The increase in net sales during the first quarter of 2010 was attributable to increased iPhone revenue, strong demand for Mac desktop and portable systems, and higher sales of third-party digital content and applications from the iTunes Store. Also contributing to the increase in net sales were higher iPod net sales due primarily to strong demand for iPod touch. Americas Mac net sales and unit sales increased 19% and 30%, respectively, during the first quarter of 2010 compared to the first quarter of 2009. The Americas segment represented 39% and 45% of the Company’s total net sales in the first quarter of 2010 and 2009, respectively.

Europe

Net sales in Europe increased $1.4 billion or 40% during the first quarter of 2010 compared to the first quarter of 2009. The growth in net sales was due mainly to the significant increase in iPhone revenue primarily attributable to country and carrier expansion, strong demand for Mac desktop and portable systems and strength in the Euro relative to the U.S. dollar. Europe Mac net sales and unit sales increased 35% and 34%, respectively, during the first quarter of 2010 compared to the first quarter of 2009. The Europe segment represented 32% and 30% of total net sales in the first quarter in 2010 and 2009, respectively.

Japan

Japan’s net sales increased $285 million or 57% during the first quarter of 2010 compared to the first quarter of 2009. The key contributors to this growth were increased iPhone revenue, stronger demand for Mac desktop systems and strength in the Japanese Yen relative to the U.S. dollar, partially offset by decreased sales of Mac portable systems. Mac unit sales grew in the Japan segment by 6%, while Mac net sales declined by 11% due primarily to lower average selling prices during the first quarter of 2010 compared to the first quarter of 2009. The Japan segment represented 5% and 4% of total net sales in the first quarter in 2010 and 2009, respectively.

Asia-Pacific

Net sales in Asia Pacific increased $1.1 billion or 142% during the first quarter of 2010 compared to the first quarter of 2009. The growth in net sales was mainly attributable to the significant increase in iPhone revenue primarily attributable to country and carrier expansion, increased sales of Mac portable and desktop systems, strong demand for iPod touch, as well as strengthening of the Australian dollar relative to the U.S. dollar. Mac net sales and unit sales grew in the Asia Pacific region by 44% and 54%, respectively, during the first quarter of 2010 compared to the first quarter of 2009. The Asia Pacific segment represented 11% and 6% of total net sales in the first quarter of 2010 and 2009, respectively.

Retail

Retail net sales increased $225 million or 13% during the first quarter of 2010 compared to the first quarter of 2009. The increase in net sales was driven by strong demand for Mac desktop and portable systems, increased iPhone revenue, offset partially by a decrease in net sales of iPods. Mac net sales and unit sales grew in the Retail segment by 21% and 34%, respectively, during the first quarter of 2010 compared to the first quarter of 2009. The Retail segment represented 13% and 15% of total net sales in the first quarter in 2010 and 2009, respectively.

The Company opened ten new retail stores during the first quarter of 2010, including a total of six international stores, ending the quarter with 283 stores open as compared to 251 stores at the end of the first quarter of 2009. With an average of 278 stores and 249 stores opened during the first quarter of 2010 and 2009, respectively, average revenue per store increased to $7.1 million for the first quarter of 2010 from $7.0 million in the first quarter of 2009.

The Retail segment reported operating income of $481 million during the first quarter of 2010 compared to operating income of $409 million during the first quarter in 2009. The increase in Retail operating income is attributable to higher overall net sales and a higher gross margin percentage consistent with that experienced Company-wide.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment were $107 million during the first quarter of 2010, bringing the total capital asset purchases since inception of the Retail segment to $1.9 billion. As of December 26, 2009, the Retail segment had approximately 19,500 full-time equivalent employees and had outstanding lease commitments associated with retail space and related facilities of $1.6 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Gross Margin

Gross margin for the three months ended December 26, 2009 and December 27, 2008 was as follows (in millions, except gross margin percentages):

	Three Months Ended
	December 26, 2009	December 27, 2008
Net sales	$15,683	$11,880
Cost of sales	9,272	7,373

Gross margin	$6,411	$4,507

Gross margin percentage	40.9%	37.9%

The gross margin percentage in the first quarter of 2010 was 40.9% compared to 37.9% in the first quarter of 2009. The primary contributors of this increase were lower commodity and other product costs, a more favorable sales mix toward products with higher gross margins, and increased leverage on fixed costs, which were partially offset by product price reductions.

The Company expects its gross margin percentage to decrease in future periods compared to levels achieved during 2009 and the first quarter of 2010, and anticipates gross margin levels of about 39% in the second quarter of 2010. This expected decline is due largely to flat or reduced average selling prices on new and innovative products that have higher cost structures that deliver greater value to customers and both expected and potential future cost increases for key components.

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

Operating Expenses

Operating expenses for the three months ended December 26, 2009 and December 27, 2008, were as follows (in millions, except for percentages):

	Three Months Ended
	December 26, 2009	December 27, 2008
Research and development	$398	$315
Percentage of net sales	3%	3%
Selling, general, and administrative	$1,288	$1,091
Percentage of net sales	8%	9%

Research and Development (“R&D”)

R&D expense increased 26% or $83 million to $398 million in the first quarter of 2010 compared to $315 million in the first quarter of 2009. These increases were due primarily to an increase in headcount in the current year to support expanded R&D activities and higher stock-based compensation expenses. In addition, $22 million of software development costs were capitalized related to Mac OS X Version 10.6 Snow Leopard and excluded from R&D expense during the first quarter of 2009, while no software development costs were capitalized during the first quarter of 2010. Although total R&D expense increased 26%, it remained flat as a percentage of net sales, which increased 32% in the first quarter of 2010 as compared to the same period in 2009. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to continue to invest in R&D to remain competitive.

Selling, General, and Administrative (“SG&A”)

SG&A expense increased 18% or $197 million to $1.3 billion in the first quarter of 2010 compared to $1.1 billion in the first quarter of 2009. This increase is due primarily to the Company’s continued expansion of its Retail segment in both domestic and international markets, higher spending on marketing and advertising and higher stock-based compensation expenses.

Other Income and Expense

Total other income and expense decreased $125 million or 79% to $33 million during the first quarter of 2010 compared to $158 million in the first quarter of 2009. The overall decrease in other income and expense is attributable to the decline in interest rates during the first quarter of 2010 as compared to the first quarter of 2009, partially offset by the Company’s higher cash, cash equivalents and marketable securities balances. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities decreased to 0.75% in the first quarter of 2010 from 2.37% in the first quarter of 2009. During the first quarter of 2010 and 2009, the Company had no debt outstanding and accordingly did not incur any related interest expense.

The Company’s investment portfolio had gross unrealized gains of $72 million and $73 million as of December 26, 2009 and September 26, 2009, respectively, which were partially offset by gross unrealized losses of $17 million and $16 million as of December 26, 2009 and September 26, 2009, respectively. The gross unrealized gains as of December 26, 2009 and September 26, 2009 related primarily to long-term marketable securities. The gross unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company does not have the intent to sell, nor is it more likely than not the Company will be required to sell, any investment before recovery of its amortized cost basis. Accordingly, no material declines in fair value were recognized in the Company’s Condensed Statements of Operations during the first quarter of 2010 and 2009. The Company may sell its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first quarters of 2010 or 2009 related to such sales.

Provision for Income Taxes

The Company’s effective tax rate during the first quarter of 2010 was approximately 29% compared with approximately 31% for the first quarter of 2009. The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate during the first quarter of 2010 as compared to the same quarter in 2009 is due primarily to an increase in foreign earnings on which U.S. income taxes have not been provided.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 26, 2009 and September 26, 2009 (in millions):

	December 26, 2009	September 26, 2009
Cash, cash equivalents and marketable securities	$39,820	$33,992
Accounts receivable, net	$3,090	$3,361
Inventory	$576	$455
Working capital	$20,235	$20,049

As of December 26, 2009, the Company had $39.8 billion in cash, cash equivalents and marketable securities, an increase of $5.8 billion from September 26, 2009. The principal component of this net increase was the cash generated by operating activities of $5.8 billion, which was partially offset by payments for acquisition of property, plant and equipment of $376 million.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities with a minimum rating of single-A. As of December 26, 2009 and September 26, 2009, $21.3 billion and $17.4 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s cash payments for capital asset purchases were $376 million during the first quarter of 2010, consisting of approximately $107 million for retail store facilities and $269 million for real estate acquisitions and corporate infrastructure including information systems enhancements. The Company anticipates utilizing approximately $1.9 billion for capital asset purchases during 2010, including approximately $400 million for Retail facilities and approximately $1.5 billion for corporate facilities, infrastructure, and product tooling and manufacturing process equipment.

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

Lease Commitments

As of September 26, 2009, the Company had total outstanding commitments on noncancelable operating leases of $1.9 billion, $1.5 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are generally for terms of one to 20 years and generally provide renewal options for terms of one to five additional years. Leases for retail space are for terms of five to 20 years, the majority of which are for ten years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space increased to $1.6 billion as of December 26, 2009.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of December 26, 2009, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $3.7 billion.

The Company has entered into prepaid long-term supply agreements to secure the supply of certain inventory components. As of December 26, 2009, the Company had a total of $1.0 billion of inventory component prepayments outstanding.

Asset Retirement Obligations

The Company’s asset retirement obligations are associated with commitments to return property subject to operating leases to original condition upon lease termination. As of December 26, 2009, the Company estimated that gross expected future cash flows of approximately $41 million would be required to fulfill these obligations.

Other Obligations

Other outstanding obligations were $298 million as of December 26, 2009, primarily related to advertising, research and development, Internet and telecommunications services, and other obligations.

As of December 26, 2009, the Company had gross unrecognized tax benefits of $1.0 billion and an additional $295 million for gross interest and penalties classified as non-current liabilities in the Condensed Consolidated Balance Sheet. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $105 million and $145 million in the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either December 26, 2009 or September 26, 2009.

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

The Company’s market risk profile has not changed significantly during the first three months of 2010.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. All short-term marketable securities have maturities less than 12 months, while all long-term marketable securities have maturities greater than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no material net gains or losses during the first quarter of 2010 or 2009 related to such sales.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 26, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of December 26, 2009, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the first quarter of 2010 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

Bader v. Anderson, et al.

Plaintiff filed this purported shareholder derivative action against the Company and each of its then-current executive officers and members of its Board of Directors on May 19, 2005, in Santa Clara County Superior Court asserting claims for breach of fiduciary duty, material misstatements and omissions and violations of California Business & Professions Code §17200 (unfair competition). Plaintiff alleged that the Company’s March 14, 2005 proxy statement was false and misleading for failure to disclose certain information relating to the Apple Computer, Inc. Performance Bonus Plan, which was approved by shareholders at the annual meeting held on April 21, 2005. The complaint sought injunctive and other relief for purported injury to the Company. Through several amended complaints, the plaintiff added a claim that the Company violated the terms of the Performance Bonus Plan and a claim for waste related to restricted stock unit grants to certain officers in 2003 and 2004 and an option grant to the Company’s CEO in January 2000. On October 25, 2007, the Court entered a final judgment against plaintiff and ordered the case dismissed with prejudice. On November 23, 2009, the Court of Appeal affirmed the Superior Court’s dismissal of the case with prejudice.

Birdsong v. Apple Computer, Inc.

Plaintiff filed this action on January 30, 2006, in the United States District Court for the Western District of Louisiana asserting Louisiana causes of action on behalf of a purported Louisiana class of iPod purchasers. The plaintiff alleged that the Company’s iPod music players, and the ear bud headphones sold with them, are inherently defective in design and are sold without adequate warnings concerning the risk of noise-induced hearing loss by iPod users. After the case was transferred to the Northern District of California, plaintiffs amended their claims to allege California law-based claims for breaches of implied and express warranties, violations of California Business & Professions Code §17200 (unfair competition), California Business & Professions Code §17500 (false advertising), the Consumer Legal Remedies Act and negligent misrepresentation on behalf of a putative nationwide class and a Louisiana law-based claim for redhibition for a Louisiana sub-class. Plaintiffs sought restitution, injunctive relief, unspecified damages and attorneys’ fees. On June 16, 2008, the Court granted the Company’s motion to dismiss the third amended complaint with prejudice. On December 30, 2009, the Court of Appeals for the Ninth Circuit affirmed the District Court’s dismissal of the case with prejudice.

A similar complaint, Royer-Brennan v. Apple Computer, Inc. and Apple Canada, Inc., was filed in Montreal, Quebec, Canada, on February 1, 2006, seeking authorization to institute a class action on behalf of iPod purchasers in Quebec. This case is currently pending.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action in San Francisco County Superior Court on February 17, 2005 on behalf of putative classes of consumers and resellers. The case was transferred to Santa Clara Superior Court in May 2005. The initial complaint alleged violations of California Business & Professions Code §17200 (unfair competition) and the Consumer Legal Remedies Act and causes of action for misappropriation of trade secrets, breach of contract and violation of the Song-Beverly Consumer Warranty Act. Plaintiffs requested unspecified damages and other relief. Plaintiffs subsequently filed multiple amended complaints adding new plaintiffs and new causes of action including claims for false advertising, fraud, conversion, breach of the implied covenant of good faith and fair dealing and for violation of California Business & Professions Code §16700 et seq. (the Cartwright Act). In general, the consumer plaintiffs allege that the Company “shorted” the coverage provided under its warranties and AppleCare Protection Plan extended service contracts and sold plaintiffs used products that were represented to be new. In general, the reseller plaintiffs allege that the Company damaged their businesses by opening the Apple retail stores and making misrepresentations in connection with doing so. On October 28, 2009, the Court granted the consumer plaintiffs’ motion to certify a class relating to their “shorting” claims, but denied class certification as to their “used as new” claims. This case is currently pending.

Harvey v. Apple Inc.

Plaintiff filed this action on August 6, 2007, in the United States District Court for the Eastern District of Texas alleging infringement by the Company of U.S. Patent Nos. 6,753,671 and 6,762,584. The complaint seeks unspecified damages and other relief. On October 8, 2009, the case was transferred to the Northern District of California, where it is currently pending.

Honeywell International, Inc., et al. v. Apple Computer, Inc., et al.

Plaintiffs Honeywell International, Inc. and Honeywell Intellectual Properties, Inc. filed this action on October 6, 2004, in the United States District Court in Delaware alleging infringement by the Company and other defendants of U.S. Patent No. 5,280,371. Plaintiffs sought unspecified damages and other relief. Plaintiffs agreed to dismiss the Company without prejudice from this action, and the Court entered the dismissal. The case is now concluded.

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

Beginning on October 19, 2005, eight complaints were filed in various United States District Courts and two complaints were filed in California State Court alleging that the Company’s iPod nano was defectively designed so that it scratches excessively during normal use, rendering the screen unreadable. The federal actions were consolidated in the United States District Court for the Northern District of California pursuant to an April 17, 2006 order of the Judicial Panel on Multidistrict Litigation. Plaintiffs filed a First Consolidated and Amended Master Complaint on September 21, 2006, alleging violations of California and other states’ consumer protection and warranty laws and claiming unjust enrichment. The Master Complaint alleged two putative plaintiff classes: (1) all U.S. residents (excluding California residents) who purchased an iPod nano that was not manufactured or designed using processes necessary to ensure normal resistance to scratching of the screen; and (2) all iPod nano purchasers other than U.S. residents who purchased an iPod nano that was not manufactured or designed using processes necessary to ensure normal resistance to scratching of the screen. On May 4, 2006, the two California State Court actions were consolidated in Los Angeles County Superior Court. Plaintiffs filed a Consolidated Amended Class Action Complaint on June 8, 2006, alleging violations of California state consumer protection, unfair competition, false advertising and warranty laws and claiming unjust enrichment. The Consolidated Complaint alleged a putative plaintiff class of all California residents who own an iPod nano containing a manufacturing defect that results in the nano being susceptible to excessive scratching. The parties reached a settlement and on April 28, 2009, the Court granted final approval of the settlement. On May 21, 2009, an objector appealed the Court’s approved of the settlement. The appeal has been dismissed and the actions are now concluded.

Individual Network LLC v. Apple, Inc.

Plaintiff filed this action against the Company on April 24, 2007, in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 7,117,516. Plaintiff alleged certain features of the iTunes store infringe the patent. The complaint sought unspecified damages and other relief. The Company counterclaimed against Individual Networks LLC for infringement of U.S. Patent No. 5,724,567. The parties reached a settlement and the case was dismissed on November 30, 2009.

Mediostream, Inc. v. Acer America Corp. et al.

Plaintiff filed this action against the Company, Acer America Corp., Dell, Inc. and Gateway, Inc. on August 28, 2007, in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 7,009,655. Plaintiff seeks unspecified damages and other relief. This case is currently pending.

Nokia Corporation v. Apple Inc.; Apple Inc. v. Nokia Corporation

On October 22, 2009, Nokia Corporation (“Nokia”) filed a complaint against the Company in the United States District Court for the District of Delaware, alleging infringement of U.S. Patent Nos. 5,802,465; 5,862,178; 5,946,651; 6,359,904; 6,694,135; 6,755,548; 6,882,727; 7,009,940; 7,092,672; and 7,403,621. The complaint alleges that these patents are essential to one or more of the GSM, UMTS and 802.11 wireless communications standards, and that the Company has the right to license these patents from plaintiff on fair, reasonable, and non-discriminatory (“FRAND”) terms and conditions. Nokia seeks unspecified FRAND compensation and other relief. On December 11, 2009, the Company filed an answer denying all material allegations, asserting numerous affirmative defenses, and asserting counterclaims for declaratory judgment of non-infringement and invalidity as well as claims against Nokia for infringement of U.S. Patent Nos. 5,634,074; 6,343,263; 5,915,131; 5,555,369; 6,239,795; 5,315,703; 6,189,034; 7,469,381; RE 39,486; 5,455,854; 7,383,453; 5,848,105; and 5,379,431.

On December 29, 2009, Nokia filed a complaint in the United States International Trade Commission (“ITC”) (“the Nokia ITC Action”) requesting that the ITC conduct an investigation into whether certain iPhones, iPods and Apple computers infringe U.S. Patent Nos. 6,714,091; 6,834,181; 6,895,256; 6,518,957; 6,073,036; 6,262,735; and 6,924,789.

On December 29, 2009, Nokia filed a complaint against the Company in the United States District Court for the District of Delaware alleging infringement of the same patents that are the subject of the Nokia ITC action.

On January 15, 2010, the Company filed a complaint in the ITC (“the Apple ITC Action”) requesting that the ITC conduct an investigation into whether certain Nokia mobile communication devices and components thereof infringe certain claims of U.S. Patent Nos. 5,379,431; 5,455,599; 5,519,867; 5,915,131; 5,920,726; 5,969,705; 6,343,263; 6,424,354; and RE 39,486.

All of these cases are currently pending.

OPTi Inc. v. Apple Inc.

Plaintiff filed this action against the Company on January 16, 2007, in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,710,906, 5,813,036, and 6,405,291. The complaint seeks unspecified damages and other relief. On April 3, 2009, the Court ruled that the accused computers sold between 2005 and 2007 infringed the ‘291 patent. On April 23, 2009, the jury returned a verdict that the patent was valid and willfully infringed, and awarded $19 million in damages. On December 3, 2009, the Court granted the Company’s judgment as a matter of law on willfulness, denied plaintiff’s motion for enhanced damages and entered judgment against the Company for $21.7 million. The case is on appeal.

Saito Shigeru Kenchiku Kenkyusho (Shigeru Saito Architecture Institute) v. iPod; Apple Japan Inc. v. Shigeru Saito Architecture Institute

Plaintiff Saito filed a petition in the Japan Customs Office in Tokyo on January 23, 2007, alleging infringement by the Company of Japanese Patent No. 3,852,854. The petition sought an order barring the importation into Japan of fifth generation iPods and second generation iPod nanos. The Customs Office rejected the petition to bar importation and dismissed plaintiff’s case.

Apple Japan, Inc. filed a Declaratory Judgment action against Saito on February 6, 2007, in the Tokyo District Court, seeking a declaration that the ‘854 patent is invalid and not infringed. Saito filed a Counter Complaint for infringement seeking damages. These cases are currently pending.

St-Germain v. Apple Canada, Inc.

Plaintiff filed this case in Montreal, Quebec, Canada, on August 5, 2005, as a putative class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003, and December 14, 2004, but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy. On January 11, 2008, the Court issued a ruling in plaintiff’s favor. The Court ruled that despite the Company’s good faith efforts with the levy refund program, the Company must pay the amount claimed, and that the class is comprised of 20,000 persons who purchased an iPod in Quebec between December 12, 2003 and December 14, 2004. The Court ordered the Company to submit a statement of account showing the amount received by the Canadian Private Copying Collective, and the amount that has already been paid to class members in Quebec under the Company’s levy refund program. The Court also ordered the parties to submit further briefing regarding the collective recovery award by February 23, 2008. This case is currently on appeal.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Somers v. Apple Inc.

The first-listed action is a consolidated case filed in the United States District Court for the Northern District of California combining two cases previously pending under the names Charoensak v. Apple Computer Inc. (formerly Slattery v. Apple Computer Inc., filed on January 3, 2005) and Tucker v. Apple Computer, Inc. (filed on July 21, 2006). A Consolidated Complaint was filed on April 17, 2007 on behalf of a purported class of direct purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power. The Consolidated Complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. Plaintiffs seek unspecified damages and other relief. On December 22, 2008, the Court granted certification of plaintiffs’ monopolization claims and denied without prejudice certification of their tying claims. On October 30, 2009, the Court dismissed plaintiffs’ claims for violation of §1 of the Sherman Act and California Business & Professions Code §16700 et seq. On December 21, 2009, the Court decertified the injunctive relief class and Rule 23(b)(3) damages class. This case is currently pending.

A related complaint, Somers v. Apple Inc., was filed on December 31, 2007, in the United States District Court for the Northern District of California on behalf of a purported class of indirect purchasers, alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power. The complaint alleges violations of §§1 and 2 of the Sherman Act (15 U.S.C. §§1 and 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. Plaintiff seeks unspecified damages and other relief. This case is currently pending.

Tse v. Apple Computer, Inc. et al.

Plaintiff Ho Keung Tse filed this action against the Company and other defendants on August 5, 2005, in the United States District Court for the District of Maryland alleging infringement of U.S. Patent No. 6,665,797. The complaint seeks unspecified damages and other relief. The action was subsequently transferred to the Northern District of California. The case is currently stayed pending the outcome of the U.S. Patent and Trademark Office reexamination of the asserted patent.

Vitt v. Apple Computer, Inc.

Plaintiff filed this purported class action on November 7, 2006, in the United States District Court for the Central District of California on behalf of a purported nationwide class of all purchasers of the iBook G4 alleging that the computer’s logic board fails at an abnormally high rate. The complaint alleges violations of California Business & Professions Code §17200 (unfair competition) and California Business & Professions Code §17500 (false advertising). Plaintiff seeks unspecified damages and other relief. This case is currently pending.

Vogel v. Jobs et al. (2006 Action)

Plaintiffs filed this purported class action on August 24, 2006, in the United States District Court for the Northern District of California against the Company and certain of the Company’s current and former officers and directors alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. Plaintiffs’ Consolidated Complaint, filed March 23, 2007, purports to be brought on behalf of several classes of holders of the Company’s stock and asserts claims under Section 14(a) and 20(a) of the Exchange Act as well as state law. The Consolidated Complaint seeks rescission of amendments to various stock option and other incentive compensation plans, an accounting and damages in an unspecified amount. The court entered judgment in the defendants’ favor and dismissed the case on June 12, 2008. Plaintiffs’ appeal of the judgment is pending.

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

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may continue to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations since the Company generally raises prices on goods and services sold outside the U.S. to offset the effect of a strengthening of the U.S. dollar. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services and on the Company’s financial condition and operating results.

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

Because the Company currently obtains certain key components including but not limited to microprocessors, enclosures, certain LCDs, certain optical drives, and ASICs, from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including but not limited to NAND flash memory, DRAM and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. The follow-on effects from the credit crisis on the Company’s key suppliers, referred to in “Economic conditions could materially adversely affect the Company” above, which is incorporated herein by reference, also could affect the Company’s ability to obtain key components. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that could materially adversely affect the Company’s financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2009 and the first quarter of 2010, due largely to flat or reduced average selling prices on new and innovative products that have higher cost structures that deliver greater value to customers and both expected and potential future cost increases for key components. For additional information refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin,” which is incorporated herein by reference.

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

Because of technological changes in the global personal computer, mobile communication and consumer electronics industries, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, the Company has been notified that it may be infringing such rights. Regardless of merit, responding to such claims can consume significant time and expense. At present, the Company is vigorously defending a number of patent infringement cases, and several pending claims are in various stages of evaluation. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If the Company is found to be infringing such rights, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology. While in management’s opinion the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate materially adversely affect its financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against the Company in the same reporting period, the Company’s financial condition and operating results could be materially adversely affected.

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

Through December 26, 2009, the Company had opened 283 retail stores. The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space with terms ranging from five to 20 years, the majority of which are for ten years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could materially adversely affect the Company’s financial condition and operating results.

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

In the U.S., Germany, Spain and certain other countries, the Company has contracted with a single carrier to provide cellular network services for iPhone on an exclusive basis. If these exclusive carriers cannot successfully compete with other carriers in their markets on any basis, including but not limited to the quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and other terms of conditions of end-user contracts, or if these exclusive carriers fail to promote iPhone aggressively or favor other handsets in their promotion and sales activities or service plans, sales may be materially adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2	By-Laws of the Registrant, as amended through May 27, 2009.	8-K	6/2/09

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1**	Employee Stock Purchase Plan, as amended through November 10, 2009.

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Option Plan, as amended through May 10, 2007.	8-K	5/16/07

10.5*	2003 Employee Stock Plan, as amended through May 10, 2007.	8-K	5/16/07

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Form of Option Agreements.	10-K	9/24/05

10.8*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.9*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.10*	Transition Agreement and Settlement Agreement and Release dated as of November 3, 2008 by and between the Registrant and Anthony Fadell.	10-Q	12/27/08

14.1	Business Conduct Policy of the Registrant dated February 2009.	10-Q	3/28/09

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

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

January 25, 2010	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer Senior Vice President, Chief Financial Officer