Form 10-Q
period 2010-03-27
APPLE INC
filed 2010-04-21
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

or

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

Yes  ☐    No   ☒

909,938,383 shares of common stock issued and outstanding as of April 9, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Net sales	$13,499	$9,084	$29,182	$20,964
Cost of sales	7,874	5,457	17,146	12,830

Gross margin	5,625	3,627	12,036	8,134

Operating expenses:
Research and development	426	319	824	634
Selling, general and administrative	1,220	985	2,508	2,076

Total operating expenses	1,646	1,304	3,332	2,710

Operating income	3,979	2,323	8,704	5,424
Other income and expense	50	63	83	221

Income before provision for income taxes	4,029	2,386	8,787	5,645
Provision for income taxes	955	766	2,335	1,770

Net income	$3,074	$1,620	$6,452	$3,875

Earnings per common share:
Basic	$3.39	$1.82	$7.12	$4.35
Diluted	$3.33	$1.79	$7.00	$4.29

Shares used in computing earnings per share:
Basic	907,548	891,180	905,545	890,161
Diluted	922,878	902,993	921,331	902,243

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share amounts)

	March 27, 2010	September 26, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$10,018	$5,263
Short-term marketable securities	13,137	18,201
Accounts receivable, less allowances of $57 and $52, respectively	2,886	3,361
Inventories	638	455
Deferred tax assets	1,142	1,135
Other current assets	4,515	3,140

Total current assets	32,336	31,555

Long-term marketable securities	18,549	10,528
Property, plant and equipment, net	3,504	2,954
Goodwill	480	206
Acquired intangible assets, net	263	247
Other assets	1,925	2,011

Total assets	$57,057	$47,501

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$5,666	$5,601
Accrued expenses	4,021	3,852
Deferred revenue	2,542	2,053

Total current liabilities	12,229	11,506

Deferred revenue – non-current	941	853
Other non-current liabilities	4,539	3,502

Total liabilities	17,709	15,861

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 909,635,811 and 899,805,500 shares issued and outstanding, respectively	9,553	8,210
Retained earnings	29,670	23,353
Accumulated other comprehensive income	125	77

Total shareholders’ equity	39,348	31,640

Total liabilities and shareholders’ equity	$57,057	$47,501

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended
	March 27, 2010	March 28, 2009
Cash and cash equivalents, beginning of the period	$5,263	$11,875

Operating activities:
Net income	6,452	3,875
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	425	349
Stock-based compensation expense	436	351
Deferred income tax expense	893	570
Loss on disposition of property, plant and equipment	9	8
Changes in operating assets and liabilities:
Accounts receivable, net	482	490
Inventories	(183)	197
Other current assets	(824)	1,234
Other assets	149	(361)
Accounts payable	(18)	(1,527)
Deferred revenue	577	128
Other liabilities	(287)	(535)

Cash generated by operating activities	8,111	4,779

Investing activities:
Purchases of marketable securities	(25,061)	(23,483)
Proceeds from maturities of marketable securities	13,331	6,280
Proceeds from sales of marketable securities	8,686	5,457
Purchases of other long-term investments	(9)	(54)
Payments made in connection with business acquisitions, net of cash acquired	(325)	—
Payment for acquisition of property, plant and equipment	(650)	(439)
Payment for acquisition of intangible assets	(32)	(30)
Other	19	(55)

Cash used in investing activities	(4,041)	(12,324)

Financing activities:
Proceeds from issuance of common stock	534	122
Excess tax benefits from stock-based compensation	413	47
Cash used to net share settle equity awards	(262)	(33)

Cash generated by financing activities	685	136

Increase/(decrease) in cash and cash equivalents	4,755	(7,409)

Cash and cash equivalents, end of the period	$10,018	$4,466

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$2,144	$1,828

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) design, manufacture, and market personal computers, mobile communication devices, and portable digital music and video players and sell a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers and value-added resellers. In addition, the Company sells a variety of third-party Macintosh (“Mac”), iPhone, iPad and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to consumer, small and mid-sized business, education, enterprise, government and creative customers.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 26, 2009, included in its Annual Report on Form 10-K, as amended (the “2009 Form 10-K”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

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

Refer to the “Explanatory Note” and Note 2, “Retrospective Adoption of New Accounting Principles” in the 2009 Form 10-K for additional information on the impact of adoption.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three- and six-month periods ended March 27, 2010 and March 28, 2009 (in thousands, except net income in millions and per share amounts):

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Numerator:
Net income	$3,074	$1,620	$6,452	$3,875

Denominator:
Weighted-average shares outstanding	907,548	891,180	905,545	890,161
Effect of dilutive securities	15,330	11,813	15,786	12,082

Weighted-average shares diluted	922,878	902,993	921,331	902,243

Basic earnings per common share	$3.39	$1.82	$7.12	$4.35

Diluted earnings per common share	$3.33	$1.79	$7.00	$4.29

Potentially dilutive securities representing approximately 1.3 million and 19.2 million shares of common stock for the three months ended March 27, 2010 and March 28, 2009, respectively, and 0.8 million and 18.0 million shares of common stock for the six months ended March 27, 2010 and March 28, 2009, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

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

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

For all periods presented, the Company’s ESP for the software upgrade rights included with each iPhone and Apple TV sold is $25 and $10, respectively. The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers, particularly consumers, would be reluctant to buy unspecified software upgrade rights related to iPhone and Apple TV. This view is primarily based on the fact that upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered in the future. Therefore, the Company has concluded that if it were to sell upgrade rights on a standalone basis, such as those included with iPhone and Apple TV, the selling price would be relatively low. Key factors considered by the Company in developing the ESPs for iPhone and Apple TV upgrade rights include prices charged by the Company for similar offerings, the Company’s historical pricing practices, the nature of the upgrade rights (e.g., unspecified and when-and-if-available), and the relative ESP of the upgrade rights as compared to the total selling price of the product. In addition, when developing ESPs for products other than iPhone and Apple TV, the Company may consider other factors as appropriate including the pricing of competitive alternatives if they exist, and product-specific business objectives.

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

Business Combinations

In December 2007, the FASB issued a new accounting standard for business combinations, which established principles and requirements for how an acquirer is to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. This new accounting standard also established principles regarding how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements. In April 2009, the FASB amended this new accounting standard to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period. The Company adopted the new business combination accounting standard in the first quarter of 2010 and applied these principles to any business combinations completed in or after the first quarter of 2010. The adoption of the new business combination accounting standard did not have a material effect on the Company’s financial condition or operating results.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash, cash equivalents or short-term or long-term marketable securities as of March 27, 2010 and September 26, 2009 (in millions):

	March 27, 2010	September 26, 2009
Cash	$1,773	$1,139

Money market funds	2,176	1,608
U.S. Treasury securities	2,504	289
U.S. agency securities	1,165	273
Non-U.S. government securities	188	—
Certificates of deposit and time deposits	757	572
Commercial paper	1,402	1,381
Corporate securities	48	—
Municipal securities	5	1

Total cash equivalents	8,245	4,124

U.S. Treasury securities	2,161	2,843
U.S. agency securities	3,842	8,582
Non-U.S. government securities	600	219
Certificates of deposit and time deposits	769	1,142
Commercial paper	1,523	2,816
Corporate securities	4,074	2,466
Municipal securities	168	133

Total short-term marketable securities	13,137	18,201

U.S. Treasury securities	1,461	484
U.S. agency securities	3,793	2,252
Non-U.S. government securities	1,398	102
Certificates of deposit and time deposit	37	—
Corporate securities	11,175	7,320
Municipal securities	685	370

Total long-term marketable securities	18,549	10,528

Total cash, cash equivalents and marketable securities	$41,704	$33,992

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of March 27, 2010 and September 26, 2009 (in millions):

	March 27, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$2,176	$—	$—	$2,176
U.S. Treasury securities	6,126	2	(2)	6,126
U.S. agency securities	8,797	5	(2)	8,800
Non-U.S. government securities	2,175	12	(1)	2,186
Certificates of deposit and time deposits	1,563	—	—	1,563
Commercial paper	2,925	—	—	2,925
Corporate securities	15,256	53	(12)	15,297
Municipal securities	856	3	(1)	858

Total cash equivalents and marketable securities	$39,874	$75	$(18)	$39,931

	September 26, 2009
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$1,608	$—	$—	$1,608
U.S. Treasury securities	3,610	6	—	3,616
U.S. agency securities	11,085	22	—	11,107
Non-U.S. government securities	320	1	—	321
Certificates of deposit and time deposits	1,714	—	—	1,714
Commercial paper	4,197	—	—	4,197
Corporate securities	9,760	42	(16)	9,786
Municipal securities	502	2	—	504

Total cash equivalents and marketable securities	$32,796	$73	$(16)	$32,853

The Company had net unrealized gains on its investment portfolio of $57 million both as of March 27, 2010 and September 26, 2009. The net unrealized gains as of March 27, 2010 and September 26, 2009 are related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no significant net gains or losses during the three- and six-month periods ended March 27, 2010 and March 28, 2009 related to such sales.

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of March 27, 2010 and September 26, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	March 27, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$2,168	$(2)	$—	$—	$2,168	$(2)
U.S. agency securities	3,293	(2)	—	—	3,293	(2)
Non-U.S. government securities	720	(1)	—	—	720	(1)
Corporate securities	5,110	(9)	351	(3)	5,461	(12)
Municipal securities	392	(1)	—	—	392	(1)

Total	$11,683	$(15)	$351	$(3)	$12,034	$(18)

	September 26, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$1,667	$(3)	$719	$(13)	$2,386	$(16)

Total	$1,667	$(3)	$719	$(13)	$2,386	$(16)

The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three- and six-month periods ended March 27, 2010 and March 28, 2009, the Company did not recognize any significant impairment charges on outstanding securities. As of March 27, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the Condensed Consolidated Balance Sheets at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. Derivatives that are not designated as hedging instruments and the ineffective portions of cash flow hedges and net investment hedges are adjusted to fair value through earnings in other income and expense.

The Company had a net deferred gain associated with cash flow hedges of approximately $29 million and $1 million, net of taxes, recorded in other comprehensive income as of March 27, 2010 and September 26, 2009, respectively. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related revenue is recognized, and other comprehensive income related to cash flow hedges of inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. Hedged transactions as of March 27, 2010 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and six-month periods ended March 27, 2010 and March 28, 2009, respectively.

The Company had an unrealized net gain on net investment hedges of $2 million and unrealized net loss on net investment hedges of $2 million, net of taxes, included in the cumulative translation adjustment account of accumulated other comprehensive income (“AOCI”) as of March 27, 2010 and September 26, 2009, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in current earnings in other income and expense.

The Company recognized in earnings a net gain on foreign currency forward and option contracts not designated as hedging instruments of $24 million and a net loss of $10 million during the three- and six-month periods ended March 27, 2010, respectively, and a net gain on foreign currency forward and option contracts not designated as hedging instruments of $15 million and $173 million during the three- and six-month periods ended March 28, 2009, respectively.

The following table shows the notional principal and credit risk amounts of the Company’s derivative instruments outstanding as of March 27, 2010 and September 26, 2009 (in millions):

	March 27, 2010		September 26, 2009
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$6,037	$106	$4,422	$31

Instruments other than accounting hedges:
Foreign exchange contracts	$4,283	$18	$3,416	$10

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of March 27, 2010 and September 26, 2009, and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. The Company’s gross exposure on these transactions may be further mitigated by collateral received from certain counterparties. The Company’s exposure to credit loss and market risk will vary over time as a function of currency exchange rates. Although the table above reflects the notional principal and credit risk amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received when the net fair value of certain financial instruments exceeds contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of March 27, 2010, the Company has received cash collateral related to the derivative instruments under its collateral security arrangements of $71 million and recorded the offsetting balance as accrued expenses in the Condensed Consolidated Balance Sheet. The Company did not record any significant amounts of cash collateral related to the derivative instruments under its master netting arrangements as of September 26, 2009. The Company did not have any derivative instruments with credit risk-related contingent features that would require it to post additional collateral as of March 27, 2010 or September 26, 2009.

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of March 27, 2010 and September 26, 2009. Refer to Note 3, “Fair Value Measurements” of this Form 10-Q, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the condensed consolidated financial statements on a recurring basis. The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of March 27, 2010 and September 26, 2009 (in millions):

	March 27, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$77	$18	$95

Derivative liabilities (b):
Foreign exchange contracts	$37	$8	$45

	September 26, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$27	$10	$37

Derivative liabilities (b):
Foreign exchange contracts	$24	$1	$25

(a)	All derivative assets are recorded as other current assets in the Condensed Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 27, 2010 and March 28, 2009 (in millions):

	Three Month Periods
	Gains (Losses) Recognized in OCI - Effective Portion (a)		Gains (Losses) Reclassified from AOCI into Income - Effective Portion (a)			Gains (Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 27, 2010	March 28, 2009	Location	March 27, 2010	March 28, 2009	Location	March 27, 2010	March 28, 2009
Cash flow hedges:
Foreign exchange contracts	$84	$27	Net sales	$29	$100	Other income and expense	$(14)	$(28)
Foreign exchange contracts	(34)	27	Cost of sales	4	27	Other income and expense	(10)	(6)
Net investment hedges:
Foreign exchange contracts	3	16	Other income and expense	—	—	Other income and expense	—	—

Total	$53	$70		$33	$127		$(24)	$(34)

	Six Month Periods
	Gains (Losses) Recognized in OCI - Effective Portion (a)		Gains (Losses) Reclassified from AOCI into Income - Effective Portion (a)			Gains (Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 27, 2010	March 28, 2009	Location	March 27, 2010	March 28, 2009	Location	March 27, 2010	March 28, 2009
Cash flow hedges:
Foreign exchange contracts	$94	$298	Net sales	$31	$323	Other income and expense	$(23)	$(51)
Foreign exchange contracts	(32)	123	Cost of sales	(18)	111	Other income and expense	(15)	(5)
Net investment hedges:
Foreign exchange contracts	2	(22)	Other income and expense	—	—	Other income and expense	—	2

Total	$64	$399		$13	$434		$(38)	$(54)

(a)	Refer to Note 6, “Shareholders’ Equity and Stock-Based Compensation” of this Form 10-Q, which summarizes the activity in accumulated other comprehensive income related to derivatives.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 27, 2010 and September 26, 2009 (in millions):

	March 27, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Money market funds	$2,176	$—	$—	$2,176
U.S. Treasury securities	—	6,126	—	6,126
U.S. agency securities	—	8,800	—	8,800
Non-U.S. government securities	—	2,186	—	2,186
Certificates of deposit and time deposits	—	1,563	—	1,563
Commercial paper	—	2,925	—	2,925
Corporate securities	—	15,297	—	15,297
Municipal securities	—	858	—	858
Marketable equity securities	77	—	—	77
Foreign exchange contracts	—	95	—	95

Total assets measured at fair value	$2,253	$37,850	$—	$40,103

Liabilities:
Foreign exchange contracts	$—	$45	$—	$45

Total liabilities measured at fair value	$—	$45	$—	$45

	September 26, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Money market funds	$1,608	$—	$—	$1,608
U.S. Treasury securities	—	3,616	—	3,616
U.S. agency securities	—	11,107	—	11,107
Non-U.S. government securities	—	321	—	321
Certificates of deposit and time deposits	—	1,714	—	1,714
Commercial paper	—	4,197	—	4,197
Corporate securities	—	9,786	—	9,786
Municipal securities	—	504	—	504
Marketable equity securities	61	—	—	61
Foreign exchange contracts	—	37	—	37

Total assets measured at fair value	$1,669	$31,282	$—	$32,951

Liabilities:
Foreign exchange contracts	$—	$25	$—	$25

Total liabilities measured at fair value	$—	$25	$—	$25

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis presented on the Company’s Condensed Consolidated Balance Sheets as of March 27, 2010 and September 26, 2009 (in millions):

	March 27, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Cash equivalents	$2,176	$6,069	$—	$8,245
Short-term marketable securities	—	13,137	—	13,137
Long-term marketable securities	—	18,549	—	18,549
Other current assets	—	95	—	95
Other assets	77	—	—	77

Total assets measured at fair value	$2,253	$37,850	$—	$40,103

Liabilities:
Other current liabilities	$—	$45	$—	$45

Total liabilities measured at fair value	$—	$45	$—	$45

	September 26, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Cash equivalents	$1,608	$2,516	$—	$4,124
Short-term marketable securities	—	18,201	—	18,201
Long-term marketable securities	—	10,528	—	10,528
Other current assets	—	37	—	37
Other assets	61	—	—	61

Total assets measured at fair value	$1,669	$31,282	$—	$32,951

Liabilities:
Other current liabilities	$—	$25	$—	$25

Total liabilities measured at fair value	$—	$25	$—	$25

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Note 4 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of March 27, 2010 and September 26, 2009 (in millions):

Other Current Assets

	March 27, 2010	September 26, 2009
Vendor non-trade receivables	$1,743	$1,696
Inventory component prepayments - current	190	309
Other current assets	2,582	1,135

Total other current assets	$4,515	$3,140

Property, Plant and Equipment

	March 27, 2010	September 26, 2009
Land and buildings	$1,170	$955
Machinery, equipment and internal-use software	2,459	1,932
Office furniture and equipment	128	115
Leasehold improvements	1,798	1,665

Gross property, plant and equipment	5,555	4,667
Accumulated depreciation and amortization	(2,051)	(1,713)

Net property, plant and equipment	$3,504	$2,954

Other Assets

	March 27, 2010	September 26, 2009
Inventory component prepayments – non-current	$781	$844
Deferred tax assets – non-current	129	163
Capitalized software development costs, net	80	106
Other assets	935	898

Total other assets	$1,925	$2,011

Accrued Expenses

	March 27, 2010	September 26, 2009
Accrued warranty and related costs	$588	$577
Accrued compensation and employee benefits	382	357
Deferred margin on component sales	343	225
Accrued marketing and distribution	261	359
Income taxes payable	255	430
Other current liabilities	2,192	1,904

Total accrued expenses	$4,021	$3,852

Non-Current Liabilities

	March 27, 2010	September 26, 2009
Deferred tax liabilities	$3,241	$2,216
Other non-current liabilities	1,298	1,286

Total other non-current liabilities	$4,539	$3,502

Note 5 – Income Taxes

As of March 27, 2010, the Company recorded gross unrecognized tax benefits of $946 million, of which $348 million, if recognized, would affect the Company’s effective tax rate. As of September 26, 2009, the total amount of gross unrecognized tax benefits was $971 million, of which $307 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $272 million and $291 million of gross interest and penalties accrued as of March 27, 2010 and September 26, 2009, respectively, which are also classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Note 6 – Shareholders’ Equity and Stock-Based Compensation

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

The following table summarizes the components of total comprehensive income, net of taxes, during the three- and six-month periods ended March 27, 2010 and March 28, 2009 (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Net income	$3,074	$1,620	$6,452	$3,875
Other comprehensive income:
Change in unrecognized gains on derivative instruments	10	(47)	28	(6)
Change in foreign currency translation	6	(2)	11	(107)
Net change in unrealized gains/losses on marketable securities	(2)	(18)	9	31

Total comprehensive income	$3,088	$1,553	$6,500	$3,793

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three- and six-month periods ended March 27, 2010 and March 28, 2009 (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Change in fair value of derivatives	$30	$31	$36	$254
Adjustment for net gains/losses realized and included in net income	(20)	(78)	(8)	(260)

Change in unrecognized gains on derivative instruments	$10	$(47)	$28	$(6)

The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of March 27, 2010 and September 26, 2009 (in millions):

	March 27, 2010	September 26, 2009
Net unrealized gains/losses on marketable securities	$57	$48
Net unrecognized gains on derivative instruments	29	1
Cumulative foreign currency translation	39	28

Accumulated other comprehensive income	$125	$77

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the second quarter of 2010, executive officers Timothy D. Cook, Ronald B. Johnson, Peter Oppenheimer, Mark Papermaster, Philip W. Schiller and Bertrand Serlet had trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based equity grants to employees, including executive officers. At the Company’s 2010 annual meeting of shareholders, the 2003 Plan was amended to (1) increase the number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2003 Plan by an additional 36,000,000 shares and (2) extend the Company’s authority to grant awards under the 2003 Plan intended to qualify as “performance-based awards” within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the 2015 annual meeting of shareholders.

1997 Director Stock Plan

In August 1997, the Company’s Board of Directors adopted a Director Stock Plan (the “Director Plan”) for non-employee directors of the Company, which was approved by shareholders in 1998. At the Company’s 2010 annual meeting of shareholders, the Director Plan was amended to (1) permit the Company to grant awards of restricted stock units under the Director Plan, (2) effective for grants awarded on or after February 25, 2010, replace the automatic initial and annual grants of stock options under the Director Plan with automatic initial and annual grants of restricted stock units under the plan, (3) modify the Director Plan’s existing share-counting provision so that RSUs granted are deducted from the shares available for grant under the Director Plan utilizing a factor of two times the number of RSUs granted, and (4) extend the term of the Director Plan to November 9, 2019.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the six months ended March 27, 2010, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 26, 2009	12,263	$122.52
Restricted stock units granted	4,499	$193.10
Restricted stock units vested	(3,045)	$106.91
Restricted stock units cancelled	(436)	$145.44

Balance at March 27, 2010	13,281	$149.26	$3,066,509

The fair value as of the vesting date of RSUs that vested was $345 million and $637 million for the three- and six-month periods ended March 27, 2010, respectively, and $2 million and $88 million for the three- and six-month periods ended March 28, 2009, respectively.

Stock Option Activity

A summary of the Company’s stock option and RSU activity and related information for the six months ended March 27, 2010, is as follows (in thousands, except per share amounts and contractual term in years):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 26, 2009	37,261	34,375	$81.17
Additional shares authorized	36,000	—	$—
Restricted stock units granted	(8,998)	—	$—
Options granted	(33)	33	$202.00
Options assumed	—	67	$11.72
Options cancelled	282	(282)	$135.54
Restricted stock units cancelled	872	—	$—
Options exercised	—	(7,518)	$63.03

Balance at March 27, 2010	65,384	26,675	$85.69	3.17	$3,873,474

Exercisable at March 27, 2010		20,046	$68.28	2.76	$3,259,825

Expected to vest after March 27, 2010		6,504	$138.33	4.41	$602,109

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total intrinsic value of options at the time of exercise was $377 million and $1.1 billion for the three- and six-month periods ended March 27, 2010, respectively, and $94 million and $149 million for the three- and six-month periods ended March 28, 2009, respectively.

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

The weighted-average assumptions used for stock options granted do not apply to employee stock options assumed in conjunction with business acquisitions during the three- and six-month periods ended March 27, 2010. The weighted-average fair value of stock options assumed during the three- and six-month periods ended March 27, 2010 was $198.22. The weighted-average assumptions used for the three- and six-month periods ended March 27, 2010 and March 28, 2009, and the resulting estimates of weighted-average fair value per share of stock options granted and of employee stock purchase plan rights (“stock purchase rights”) during those periods are as follows:

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Expected life - stock options	10 years	3.4 years	10 years	3.4 years
Expected life - stock purchase rights	7 months	6 months	6 months	6 months
Interest rate - stock options	3.71%	1.26%	3.71%	1.73%
Interest rate - stock purchase rights	0.20%	0.19%	0.29%	0.92%
Expected volatility - stock options	36.30%	51.00%	36.30%	53.26%
Expected volatility - stock purchase rights	27.12%	57.64%	35.17%	53.71%
Expected dividend yields	—	—	—	—

Weighted-average fair value of stock options granted during the period	$108.58	$38.04	$108.58	$38.23
Weighted-average fair value of stock purchase rights during the period	$46.82	$24.92	$39.98	$32.18

The following table provides a summary of the stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 27, 2010 and March 28, 2009 (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Cost of sales	$37	$29	$74	$57
Research and development	86	67	160	127
Selling, general and administrative	108	85	202	167

Total stock-based compensation expense	$231	$181	$436	$351

The income tax benefit related to stock-based compensation expense was $79 million and $161 million for the three- and six-month periods ended March 27, 2010, respectively, and was $66 million and $132 million for the three- and six-month periods ended March 28, 2009. As of March 27, 2010, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $1.9 billion, which the Company expects to recognize over a weighted-average period of 2.77 years.

Note 7 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are generally for terms of one to 20 years and generally provide renewal options for terms of one to five additional years. Leases for retail space are for terms of five to 20 years, the majority of which are for ten years, and often contain multi-year renewal options. As of September 26, 2009, the Company’s total future minimum lease payments under noncancelable operating leases were $1.9 billion, of which $1.5 billion related to leases for retail space. As of March 27, 2010, total future minimum lease payments under noncancelable operating leases related to leases for retail space increased $200 million to $1.7 billion.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 27, 2010 and March 28, 2009 (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Beginning accrued warranty and related costs	$584	$693	$577	$671
Cost of warranty claims	(137)	(128)	(272)	(271)
Accruals for product warranties	141	72	283	237

Ending accrued warranty and related costs	$588	$637	$588	$637

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for indemnification costs as of either March 27, 2010 or September 26, 2009.

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

Significant portions of the Company’s Mac computers, iPhones, iPads, iPods, logic boards and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few of the Company’s outsourcing partners, often in single locations. Certain of these outsourcing partners are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company’s key products including but not limited to final assembly of substantially all of the Company’s portable Mac computers, iPhones, iPads, iPods and most of the Company’s desktop products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods ranging from 30 to 150 days.

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

Note 8 – Segment Information and Geographic Data

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

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $41 million and $148 million during the three- and six-month periods ended March 27, 2010, respectively, and $30 million and $101 million during the three- and six-month periods ended March 28, 2009.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 12 high-profile stores as of March 27, 2010. Expenses allocated to corporate marketing resulting from the operations of high-profile stores were $19 million and $36 million during the three- and six-month periods ended March 27, 2010, respectively, and $16 million and $32 million during the three- and six-month periods ended March 28, 2009, respectively.

Summary information by operating segment for the three- and six-month periods months ended March 27, 2010 and March 28, 2009 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Americas:
Net sales	$4,993	$3,970	$11,085	$9,271
Operating income	$1,674	$1,407	$3,485	$3,173

Europe:
Net sales	$4,050	$2,485	$9,074	$6,070
Operating income	$1,661	$821	$3,826	$2,045

Japan:
Net sales	$887	$587	$1,670	$1,085
Operating income	$441	$245	$795	$385

Asia-Pacific:
Net sales	$1,886	$665	$3,699	$1,415
Operating income	$892	$212	$1,712	$440

Retail:
Net sales	$1,683	$1,377	$3,654	$3,123
Operating income	$373	$317	$854	$726

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three- and six-month periods ended March 27, 2010 and March 28, 2009 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Segment operating income	$5,041	$3,002	$10,672	$6,769
Stock-based compensation expense	(231)	(181)	(436)	(351)
Other corporate expenses, net (a)	(831)	(498)	(1,532)	(994)

Total operating income	$3,979	$2,323	$8,704	$5,424

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

Note 9 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of $127,000 and $143,000 in expenses pursuant to the Reimbursement Agreement during the three- and six-month periods ended March 27, 2010, respectively. The Company did not recognize any expenses pursuant to the Reimbursement Agreement during the three months ended March 28, 2009 and recognized a total of $4,000 in expenses pursuant to the Reimbursement Agreement during the six months ended March 28, 2009. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended September 26, 2009 and any amendments thereto (the “2009 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Executive Overview

The Company designs, manufactures, and markets a range of personal computing products, mobile communication and consumer electronics devices, and portable digital music and video players and sells a variety of related software, services, peripherals, and networking solutions. The Company’s products and services include the Mac® line of desktop and portable computers, iPhone®, iPad™, the iPod® line of portable digital music and video players, Apple TV®, Xserve®, a portfolio of consumer and professional software applications, the Mac OS® X operating system, third-party digital content and applications through the iTunes Store®, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPhone, iPad and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative markets. A further description of the Company’s products may be found below under the heading “Products” and Part II, Item 1A, “Risk Factors,” as well as in Part I, Item 1, “Business,” of the Company’s 2009 Form 10-K.

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

In conjunction with its strategy, the Company continues to build and host a robust platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. The Company’s App Store™ and iBookstore™ allow users to browse, search for, and purchase third-party applications and books through either a Mac or Windows-based computer or by wirelessly downloading directly to an iPhone, iPad or iPod touch. The Company also desires to support a community for the development of third-party products that complement the Company’s offerings through its developer programs. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle and productivity solutions.

The Company participates in several highly competitive markets, including personal computers with its Mac line of personal computers; mobile communications and consumer electronics devices with its iPhone, iPad and iPod product families; and through distribution of third-party digital content and applications with its online iTunes Store. While the Company is widely recognized as a leading innovator in the personal computer, mobile communications and consumer electronics markets as well as a leader in the market for distribution of digital content and applications, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company’s research and development spending is focused on further developing its existing Mac line of personal computers; the Mac OS X operating system; application software for the Mac; iPhone, iPad and iPod line of portable digital music and video players and related software; development of new digital lifestyle consumer and professional software applications; and investing in new product areas and technologies. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available on Mac computers, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by opening its own retail stores in the U.S. and in international markets. The Company had 286 stores open as of March 27, 2010.

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

Product Updates

In January 2010, the Company introduced iPad, a multi-purpose mobile device for browsing the web, reading and sending email, viewing photos, watching videos, listening to music, playing games, reading e-books and more. iPad is based on the Company’s Multi-Touch™ technology, has a 9.7-inch LED-backlit display, is 0.5 inches thick and weighs 1.5 pounds. iPad will be available in two models, one with Wi-Fi connectivity and the other with both Wi-Fi and 3G connectivity. The iPad with Wi-Fi began shipping in the U.S. in early April 2010 and the 3G version is expected to begin shipping in the U.S. on April 30, 2010. Both versions of iPad are expected to be available in nine additional countries at the end of May 2010.

In January 2010, the Company also introduced a new version of iWork® for iPad, a productivity suite including versions of Pages®, Keynote® and Numbers® designed specifically for Multi-Touch. Each of these applications is available for purchase separately through the App Store.

In April 2010, the Company previewed its new iPhone OS 4 software, which is expected to be available for iPhone and iPod touch users in the summer of 2010 and for iPad users in the fall of 2010. iPhone OS 4 software includes new features, such as support for multi-tasking for third-party applications, folders to organize and access applications, a unified Mail inbox, the iAd mobile advertising platform, and the iBooks™ reader and online bookstore. Certain features of iPhone OS 4 software will not function on some earlier iPhone and iPod touch models.

In April 2010, the Company began shipping new versions of its MacBook® Pro family of portable computers, updated with faster processors, next-generation NVIDIA graphics and longer battery life.

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

For multi-element arrangements that include tangible products containing software essential to the tangible product’s functionality and undelivered software elements relating to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the new accounting principles establish a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 7 “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In accordance with GAAP, the Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Net Sales

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three- and six-month periods ended March 27, 2010 and March 28, 2009 (in millions, except unit sales in thousands and per unit amounts):

	Three Months Ended			Six Months Ended
	March 27, 2010	March 28, 2009	Change	March 27, 2010	March 28, 2009	Change
Net Sales by Operating Segment:
Americas net sales	$4,993	$3,970	26%	$11,085	$9,271	20%
Europe net sales	4,050	2,485	63%	9,074	6,070	49%
Japan net sales	887	587	51%	1,670	1,085	54%
Asia-Pacific net sales	1,886	665	184%	3,699	1,415	161%
Retail net sales	1,683	1,377	22%	3,654	3,123	17%

Total net sales	$13,499	$9,084	49%	$29,182	$20,964	39%

Unit Sales by Operating Segment:
Americas Mac unit sales	971	809	20%	2,158	1,721	25%
Europe Mac unit sales	899	658	37%	1,967	1,453	35%
Japan Mac unit sales	129	109	18%	234	208	13%
Asia-Pacific Mac unit sales	338	202	67%	651	405	61%
Retail Mac unit sales	606	438	38%	1,295	953	36%

Total Mac unit sales	2,943	2,216	33%	6,305	4,740	33%

Net Sales by Product:
Desktops (a)	$1,532	$1,056	45%	$3,224	$2,101	53%
Portables (b)	2,228	1,904	17%	4,986	4,424	13%

Total Mac net sales	3,760	2,960	27%	8,210	6,525	26%

iPod	1,861	1,665	12%	5,252	5,036	4%
Other music related products and services (c)	1,327	1,049	27%	2,491	2,060	21%
iPhone and related products and services (d)	5,445	2,427	124%	11,023	5,367	105%
Peripherals and other hardware (e)	472	357	32%	941	744	26%
Software, service and other sales (f)	634	626	1%	1,265	1,232	3%

Total net sales	$13,499	$9,084	49%	$29,182	$20,964	39%

Unit Sales by Product:
Desktops (a)	1,147	818	40%	2,381	1,546	54%
Portables (b)	1,796	1,398	28%	3,924	3,194	23%

Total Mac unit sales	2,943	2,216	33%	6,305	4,740	33%

Net sales per Mac unit sold (g)	$1,278	$1,336	(4%)	$1,302	$1,377	(5%)

iPod unit sales	10,885	11,013	(1%)	31,855	33,740	(6%)

Net sales per iPod unit sold (h)	$171	$151	13%	$165	$149	11%

iPhone unit sales	8,752	3,793	131%	17,489	8,156	114%

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(c)	Consists of iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(d)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(e)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(f)	Includes sales of Apple-branded operating system, application software, third-party software, AppleCare, and Internet services.
(g)	Derived by dividing total Mac net sales by total Mac unit sales.
(h)	Derived by dividing total iPod net sales by total iPod unit sales.

Net sales during the second quarter of 2010 and the first six months of 2010 increased $4.4 billion or 49%, and $8.2 billion or 39%, respectively, compared to the same periods in 2009. Several factors contributed positively to this increase, including the following:

•

Net sales of iPhone and related products and services were $5.4 billion and $11.0 billion in the second quarter of 2010 and first six months of 2010, respectively, representing an increase of 124% and 105%, respectively. Net sales of iPhone and related products and services accounted for 40% and 38% of the Company’s total net revenue for the second quarter of 2010 and first six months of 2010, respectively. iPhone handset unit sales totaled 8.8 million and 17.5 million during the second quarter of 2010 and first six months of 2010, respectively. Unit sales of iPhone increased 5.0 million or 131% during the second quarter of 2010 and 9.3 million or 114% during the first six months of 2010 compared to the same periods in 2009. This growth is attributed primarily to expanded distribution with new international carriers and resellers, continued growth across existing carriers and strong overall demand for iPhones, especially in international markets. iPhone revenue includes handset revenue recognized and revenue from sales of iPhone accessories and carrier agreements.

•

Mac net sales increased by $800 million or 27% and $1.7 billion or 26% in the second quarter of 2010 and first six months of 2010, respectively, compared to the same periods in 2009. Mac unit sales increased by 727,000 or 33% and 1.6 million or 33% in the second quarter of 2010 and first six months of 2010, respectively, compared to the same periods in 2009. Net sales of the Company’s Macs accounted for 28% of the Company’s total net revenue for both the second quarter of 2010 and first six months of 2010. During the second quarter of 2010 and the first six months of 2010, net sales of the Company’s Mac desktop systems increased by 45% and 53%, respectively. This growth was driven by strong demand for iMac, which was updated in October 2009. Net sales of the Company’s Mac portable systems increased by 17% and 13% during the second quarter of 2010 and first six months of 2010, respectively, compared to the same period in 2009.

•

Net sales of iPods increased $196 million or 12% during the second quarter of 2010, and increased $216 million or 4% during the first six months of 2010 compared to the same periods in 2009. iPod unit sales decreased by 1% and 6% in the second quarter of 2010 and first six months of 2010, respectively, compared to the same periods in 2009. Net sales per iPod unit sold increased from $151 in the second quarter of 2009 to $171 in the second quarter of 2010, and increased from $149 for the first six months of 2009 to $165 for the first six months of 2010. The increases in net sales per iPod unit sold resulted from a shift in product mix toward iPod touch. Net sales of iPods accounted for 14% and 18% of the Company’s total net revenue for the second quarter of 2010 and first six months of 2010, respectively.

•

Net sales of other music related products and services increased $278 million or 27% and $431 million or 21% during the second quarter of 2010 and first six months of 2010, respectively, compared to the same periods in 2009. The increases were due primarily to increased net sales from the iTunes Store, which experienced double-digit growth in each of the Company’s geographic segments. During the second quarter of 2010, the iTunes store reported net sales of $1.1 billion. The Company believes this continued growth is the result of heightened consumer interest in downloading third-party digital content, continued growth in its customer base of iPod and iPhone customers, the expansion of third-party audio and video content available for sale and rent via the iTunes Store, and the continued interest in and growth of the iTunes® App Store. The Company continues to expand its iTunes content and applications offerings around the world. Net sales of other music related products and services accounted for 10% and 9% of the Company’s total net revenue for the second quarter of 2010 and first six months of 2010, respectively.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s operating and reporting segments consist of the Americas, Europe, Japan, Asia-Pacific and Retail operations. The Americas, Europe, Japan and Asia-Pacific reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asia, but does not include Japan. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable operating segment provides similar hardware and software products and similar services to the same types of customers. Further information regarding the Company’s operating segments may be found in Note 8, “Segment Information and Geographic Data” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Americas

Net sales in the Americas during the second quarter of 2010 increased $1.0 billion or 26% over the second quarter of 2009. The increase in net sales during the second quarter of 2010 was attributable to increased iPhone revenue, strong demand for Mac desktop and portable systems, and higher iPod net sales due to strong demand for iPod touch. Also contributing to the increase in net sales were higher sales of third-party digital content and applications from the iTunes Store. Americas Mac net sales and unit sales increased 16% and 20%, respectively, during the second quarter of 2010 compared to the second quarter of 2009. The Americas segment represented 37% and 44% of the Company’s total net sales in the second quarter of 2010 and 2009, respectively.

During the first six months of 2010, net sales in the Americas segment increased $1.8 billion or 20% compared to the same period in 2009. The increase in net sales during the first six months of 2010 was attributable primarily to the significant year-over-year increase in iPhone revenue, strong demand for Mac desktop and portable systems, and higher sales of third-party digital content and applications from the iTunes Store. Also contributing to the increase in sales were higher iPod net sales due primarily to strong demand for iPod touch. The Americas segment represented approximately 38% and 44% of the Company’s total net sales for the first six months of 2010 and 2009, respectively.

Europe

Net sales in Europe increased $1.6 billion or 63% during the second quarter of 2010 compared to the second quarter of 2009. The growth in net sales was due mainly to the significant increase in iPhone revenue primarily attributable to country and carrier expansion and continued growth across existing carriers, strong demand for Mac desktop and portable systems, strength in the Euro relative to the U.S. dollar, and higher sales of third-party digital content and applications from the iTunes Store. Europe Mac net sales and unit sales increased 34% and 37%, respectively, during the second quarter of 2010 compared to the second quarter of 2009. The Europe segment represented 30% and 27% of total net sales in the second quarter in 2010 and 2009, respectively.

For the first six months of 2010, net sales in Europe increased $3.0 billion or 49%, compared to the same period in 2009. The increase in net sales during the first six months of 2010 was attributable primarily to the significant year-over-year increase in iPhone revenue, strong demand for Mac desktop and portable systems, and higher sales of third-party digital content and applications from the iTunes Store. The Europe segment represented 31% and 29% of total net sales for the first six months in 2010 and 2009, respectively.

Japan

Japan’s net sales increased $300 million or 51% during the second quarter of 2010 and increased $585 million or 54% during the first six months of 2010 compared to the same periods in 2009. The key contributors to Japan’s net sales growth for both the second quarter and first six months of 2010 were increased iPhone revenue, higher sales of third-party digital content and applications from the iTunes Store, and strength in the Japanese Yen relative to the U.S. dollar. Mac unit sales grew in the Japan segment by 18% and 13%, while Mac net sales declined by 2% and 6% during the second quarter of 2010 and first six months of 2010, respectively, due primarily to lower average selling prices compared to the same periods in 2009. The Japan segment represented 7% of total net sales in both the second quarter of 2010 and 2009, respectively, and 6% and 5% of total net sales in the first six months of 2010 and 2009, respectively.

Asia-Pacific

Net sales in Asia Pacific increased $1.2 billion or 184% during the second quarter of 2010 and increased $2.3 billion or 161% during the first six months of 2010 compared to the same periods in 2009. The growth in net sales was due mainly to the significant increase in iPhone revenue primarily attributable to country and carrier expansion and continued growth across existing carriers, increased Mac portable and desktop systems, strong demand for iPod touch, as well as strengthening of the Australian dollar relative to the U.S. dollar. Also contributing to the increase in net sales were higher sales of third-party digital content and applications from the iTunes Store. The Asia Pacific segment represented 14% and 7% of total net sales in the second quarter of 2010 and 2009, respectively, and 13% and 7% of total net sales in the first six months of 2010 and 2009, respectively.

Retail

Retail net sales increased $306 million or 22% during the second quarter of 2010 compared to the second quarter of 2009. The increase in net sales was driven by strong demand for Mac desktop and portable systems, higher sales of Mac-related accessories, and increased iPhone revenue, offset partially by a decrease in net sales of iPods. Mac net sales and unit sales grew in the Retail segment by 28% and 38%, respectively, during the second quarter of 2010 compared to the second quarter of 2009. The Company opened three new retail stores during the second quarter of 2010, all of which were international stores, ending the quarter with 286 stores open as compared to 252 stores at the end of the second quarter of 2009. With an average of 284 stores and 251 stores opened during the second quarter of 2010 and 2009, respectively, average revenue per store increased to $5.9 million in the second quarter of 2010, compared to $5.5 million in the second quarter of 2009. The Retail segment represented 12% and 15% of total net sales in the second quarter of 2010 and 2009, respectively.

Retail net sales grew $531 million or 17% during the first six months of 2010 compared to the same period in 2009 due primarily to strong demand for Mac desktop and portable systems, higher sales of Mac-related accessories, and increased iPhone revenue, offset partially by a decrease in net sales of iPods. Mac net sales and unit sales grew by 24% and 36%, respectively, during the first six months of 2010 and 2009, respectively. Average revenue per store increased to $13.0 million for the first six months of 2010 based on an average of 281 stores, up from $12.5 million in the first six months of 2009 based on an average of 250 stores. The Retail segment represented 12% and 15% of total net sales for the first six months of 2010 and 2009, respectively.

The Retail segment reported operating income of $373 million during the second quarter of 2010 compared to operating income of $317 million during the second quarter of 2009, and reported operating income of $854 million during the first six months of 2010 compared to $726 million during the first six months of 2009. The increase in Retail operating income year-over-year is attributable to higher overall net sales and a higher gross margin percentage consistent with that experienced Company-wide, partially offset by higher operating costs.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since its inception totaled $1.9 billion through the end of the second quarter of 2010. As of March 27, 2010, the Retail segment had approximately 18,500 full-time equivalent employees and had outstanding lease commitments associated with retail space and related facilities of $1.7 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Gross Margin

Gross margin for the three- and six-month periods ended March 27, 2010 and March 28, 2009 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Net sales	$13,499	$9,084	$29,182	$20,964
Cost of sales	7,874	5,457	17,146	12,830

Gross margin	$5,625	$3,627	$12,036	$8,134

Gross margin percentage	41.7%	39.9%	41.2%	38.8%

The gross margin percentage in the second quarter of 2010 was 41.7% compared to 39.9% in the second quarter of 2009 and the gross margin percentage for the first six months of 2010 was 41.2% compared to 38.8% for the first six months of 2009. These increases were largely driven by a more favorable sales mix towards products with higher gross margins, primarily iPhone.

The Company expects its gross margin percentage to decrease in future periods compared to levels achieved during the first half of 2010 and anticipates gross margin levels of about 36% in the third quarter of 2010. This expected decline is largely due to the introduction of iPad, which has been aggressively priced, flat or reduced average selling prices on new and innovative products that have higher cost structures that deliver greater value to customers, and both expected and potential future cost increases for key components.

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

Operating Expenses

Operating expenses for the three- and six-month periods ended March 27, 2010 and March 28, 2009 were as follows (in millions, except for percentages):

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Research and development	$426	$319	$824	$634
Percentage of net sales	3%	4%	3%	3%
Selling, general, and administrative	$1,220	$985	$2,508	$2,076
Percentage of net sales	9%	11%	9%	10%

Research and Development (“R&D”)

Expenditures for R&D increased 34% or $107 million to $426 million during the three months ended March 27, 2010 compared to the same period in 2009, and increased 30% or $190 million to $824 million during the six months ended March 27, 2010 compared to the same period in 2009. These increases were due primarily to an increase in headcount in the current year to support expanded R&D activities and higher stock-based compensation expenses. In addition, $23 million and $45 million of software development costs were capitalized related to Mac OS X Version 10.6 Snow Leopard and excluded from R&D expense during the three- and six-month periods ended March 28, 2009, respectively, while no software development costs were capitalized during the three- and six-month periods ended March 27, 2010. Although total R&D expense increased 34% and 30% during the three- and six-month periods ended March 27, 2010, compared to the same periods in 2009, respectively, it remained relatively flat as a percentage of net sales given the revenue growth of 49% and 39%, respectively, during the same periods in 2009. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to continue to invest in R&D to remain competitive.

Selling, General, and Administrative (“SG&A”)

SG&A expenditures increased $235 million or 24% to $1.2 billion during the three months ended March 27, 2010 compared to the same period in 2009, and increased $432 million or 21% to $2.5 billion during the six months ended March 27, 2010 compared to the same period in 2009. These increases were due primarily to the Company’s continued expansion of its Retail segment, higher spending on marketing and advertising, higher stock-based compensation expenses, and increased costs associated with the overall growth of the Company.

Other Income and Expense

Total other income and expense decreased $13 million or 21% to $50 million during second quarter of 2010 compared to the same period of 2009, and decreased $138 million or 62% to $83 million during the first six months of 2010 compared to the same period in 2009. The overall decrease in other income and expense is primarily attributable to the decline in interest rates during the second quarter of 2010 as compared to the second quarter of 2009, partially offset by the Company’s higher cash, cash equivalents and marketable securities balances. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities decreased to 0.70% in the second quarter of 2010 from 1.53% in the second quarter of 2009. During the second quarter of 2010 and 2009, the Company had no debt outstanding and accordingly did not incur any related interest expense.

The Company’s investment portfolio had gross unrealized gains of $75 million and $73 million as of March 27, 2010 and September 26, 2009, respectively, which were partially offset by gross unrealized losses of $18 million and $16 million as of March 27, 2010 and September 26, 2009, respectively. As of March 27, 2010 and September 26, 2009, the gross unrealized gains related primarily to long-term marketable securities and the gross unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company does not have the intent to sell, nor is it more likely than not the Company will be required to sell, any investment before recovery of its amortized cost basis. Accordingly, no significant declines in fair value were recognized in the Company’s Condensed Statements of Operations during the three- and six-month periods ended March 27, 2010 and March 28, 2009. The Company may sell its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no significant net gains or losses during the three- and six-month periods ended March 27, 2010 and March 28, 2009 related to such sales.

Provision for Income Taxes

The Company’s effective tax rates for the three- and six-month periods ended March 27, 2010 were approximately 24% and 27%, respectively, compared to approximately 32% and 31% for the three- and six-month periods ended March 28, 2009, respectively. The Company’s effective rates for both periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate during the second quarter of 2010 as compared to the same quarter in 2009 is due primarily to an increase in foreign earnings on which U.S. income taxes have not been provided.

The Internal Revenue Service (the “IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2002 through 2006 and proposed certain adjustments. The Company has contested certain of these adjustments through the IRS Appeals Office. All IRS audit issues for years prior to 2002 have been resolved. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of March 27, 2010 and September 26, 2009 (in millions):

	March 27, 2010	September 26, 2009
Cash, cash equivalents and marketable securities	$41,704	$33,992
Accounts receivable, net	$2,886	$3,361
Inventory	$638	$455
Working capital	$20,107	$20,049

As of March 27, 2010, the Company had $41.7 billion in cash, cash equivalents and marketable securities, an increase of $7.7 billion from September 26, 2009. The principal component of this net increase was the cash generated by operating activities of $8.1 billion, which was partially offset by payments for acquisition of property, plant and equipment of $650 million and payments made in connection with business acquisitions, net of cash acquired, of $325 million.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities with a minimum rating of single-A. As of March 27, 2010 and September 26, 2009, $23.9 billion and $17.4 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s cash payments for capital asset purchases were $650 million during the first six months of 2010, consisting of approximately $148 million for Retail store facilities and $502 million for other capital asset purchases. The Company anticipates utilizing approximately $2.0 billion for capital asset purchases during 2010, including approximately $400 million for Retail store facilities and approximately $1.6 billion for real estate acquisitions, corporate facilities and infrastructure including information systems enhancements, and product tooling and manufacturing process equipment.

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

Lease Commitments

As of September 26, 2009, the Company had total outstanding commitments on noncancelable operating leases of $1.9 billion, $1.5 billion of which are related to the lease of retail space and related facilities. The Company’s major facility leases are generally for terms of one to 20 years and generally provide renewal options for terms of one to five additional years. Leases for retail space are for terms of five to 20 years, the majority of which are for ten years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space increased to $1.7 billion as of March 27, 2010.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of March 27, 2010, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $4.9 billion.

The Company has entered into prepaid long-term supply agreements to secure the supply of certain inventory components. As of March 27, 2010, the Company had a total of $971 million of inventory component prepayments outstanding, which is classified as other current assets and other assets in the Condensed Consolidated Balance Sheets.

Other Obligations

Other outstanding obligations were $279 million as of March 27, 2010, primarily related to advertising, research and development, Internet and telecommunications services, and other obligations.

As of March 27, 2010, the Company had gross unrecognized tax benefits of $946 million and an additional $272 million for gross interest and penalties classified as non-current liabilities in the Condensed Consolidated Balance Sheet. Although timing of the resolution and/or closure of audits is not certain, the Company believes it is reasonably possible that tax audit resolutions could reduce its unrecognized tax benefits by between $105 million and $145 million in the next 12 months. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for indemnification costs as of either March 27, 2010 or September 26, 2009.

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

The Company’s market risk profile has not changed significantly during the first six months of 2010.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. All short-term marketable securities have maturities less than 12 months, while all long-term marketable securities have maturities greater than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no significant net gains or losses during the three- and six-month periods ended March 27, 2010 and March 28, 2009 related to such sales.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 27, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 27, 2010, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the second quarter of 2010 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action against the Company in San Francisco County Superior Court on February 17, 2005 on behalf of putative classes of consumers and resellers. The case was transferred to Santa Clara Superior Court in May 2005. In general, the consumer plaintiffs allege that the Company “shorted” the coverage provided under its warranties and AppleCare Protection Plan extended service contracts and sold plaintiffs used products that were represented to be new. In general, the reseller plaintiffs allege that the Company damaged their businesses by opening the Apple retail stores and making misrepresentations in connection with doing so. The complaint seeks unspecified damages and other relief. On October 28, 2009, the Court granted the consumer plaintiffs’ motion to certify a class relating to their “shorting” claims, but denied class certification as to their “used as new” claims. This case is currently pending.

Harvey v. Apple Inc.

Plaintiff filed this action against the Company on August 6, 2007, in the United States District Court for the Eastern District of Texas alleging infringement by the Company of U.S. Patent Nos. 6,753,671 and 6,762,584. The complaint seeks unspecified damages and other relief. On October 8, 2009, the case was transferred to the Northern District of California, where it is currently pending.

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

Nokia Corporation v. Apple Inc.; Apple Inc. v. Nokia Corporation

On October 22, 2009, Nokia Corporation (“Nokia”) filed a complaint against the Company in the United States District Court for the District of Delaware, alleging infringement of U.S. Patent Nos. 5,802,465; 5,862,178; 5,946,651; 6,359,904; 6,694,135; 6,755,548; 6,882,727; 7,009,940; 7,092,672; and 7,403,621. The complaint alleges that these patents are essential to one or more of the GSM, UMTS and 802.11 wireless communications standards, and that the Company has the right to license these patents from plaintiff on fair, reasonable, and non-discriminatory (“FRAND”) terms and conditions. Nokia seeks unspecified FRAND compensation and other relief. The Company has asserted counterclaims for declaratory judgment of non-infringement and invalidity as well as for breach of contract, promissory estoppel, antitrust violations, and Nokia’s infringement of Apple’s U.S. Patent Nos. 5,634,074; 6,343,263; 5,915,131; 5,555,369; 6,239,795; 5,315,703; 6,189,034; 7,469,381; RE 39,486; 5,455,854; 7,383,453; 5,848,105; and 5,379,431.

On December 29, 2009, Nokia filed a complaint in the United States International Trade Commission (“ITC”) (“the Nokia ITC Action”) requesting that the ITC conduct an investigation into whether certain iPhones, iPods and Apple computers infringe U.S. Patent Nos. 6,714,091; 6,834,181; 6,895,256; 6,518,957; 6,073,036; 6,262,735; and 6,924,789.

On December 29, 2009, Nokia filed a complaint against the Company in the United States District Court for the District of Delaware alleging infringement of the same patents that are the subject of the Nokia ITC Action. This case has been stayed pending the outcome of the Nokia ITC Action.

On January 15, 2010, the Company filed a complaint in the ITC (“the Apple ITC Action”) requesting that the ITC conduct an investigation into whether certain Nokia mobile communication devices and components thereof infringe certain claims of U.S. Patent Nos. 5,379,431; 5,455,599; 5,519,867; 5,915,131; 5,920,726; 5,969,705; 6,343,263; 6,424,354; and RE 39,486.

OPTi Inc. v. Apple Inc.

Plaintiff filed this action against the Company on January 16, 2007, in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent Nos. 5,710,906, 5,813,036, and 6,405,291. On April 3, 2009, the Court ruled that the accused computers sold between 2005 and 2007 infringed the ‘291 patent. On April 23, 2009, the jury returned a verdict that the patent was valid and willfully infringed, and awarded $19 million in damages. On December 3, 2009, the Court granted the Company’s judgment as a matter of law on willfulness, denied plaintiff’s motion for enhanced damages and entered judgment against the Company for $21.7 million. The case is currently on appeal.

Saito Shigeru Kenchiku Kenkyusho (Shigeru Saito Architecture Institute) v. iPod; Apple Japan Inc. v. Shigeru Saito Architecture Institute

Plaintiff Saito filed a petition against the Company in the Japan Customs Office in Tokyo on January 23, 2007, alleging infringement by the Company of Japanese Patent No. 3,852,854. The petition sought an order barring the importation into Japan of fifth generation iPods and second generation iPod nanos. The Customs Office rejected the petition to bar importation and dismissed plaintiff’s case.

Apple Japan, Inc. filed a Declaratory Judgment action against Saito on February 6, 2007, in the Tokyo District Court, seeking a declaration that the ‘854 patent is invalid and not infringed. Saito filed a Counter Complaint for infringement seeking damages. These cases are currently pending.

St-Germain v. Apple Canada, Inc.

Plaintiff filed this action against the Company in Montreal, Quebec, Canada, on August 5, 2005, as a putative class action for the refund by the Company of the Canadian Private Copying Levy that was applied to the iPod purchase price in Quebec between December 12, 2003 and December 14, 2004, but later declared invalid by the Canadian Court. The Company has completed a refund program for this levy. On January 11, 2008, the Court ruled that despite the Company’s good faith efforts with the levy refund program, the Company must pay the amount claimed. This case is currently on appeal.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Somers v. Apple Inc.

The first-listed action is a consolidated case filed in the United States District Court for the Northern District of California combining two cases previously pending under the names Charoensak v. Apple Computer Inc. (formerly Slattery v. Apple Computer Inc., filed on January 3, 2005) and Tucker v. Apple Computer, Inc. (filed on July 21, 2006). A Consolidated Complaint was filed on April 17, 2007 on behalf of a purported class of direct purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power. The Court granted partial certification of plaintiffs’ monopolization claims and subsequently de-certified these claims. The Court also dismissed plaintiffs’ tying claims. Plaintiffs subsequently filed an Amended Consolidated Complaint seeking unspecified damages and other relief pursuant to § 2 of the Sherman Act (15 U.S.C. § 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. This case is currently pending.

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

Tse v. Apple Computer, Inc. et al.

Plaintiff filed this action against the Company and other defendants on August 5, 2005, in the United States District Court for the District of Maryland alleging infringement of U.S. Patent No. 6,665,797. The complaint seeks unspecified damages and other relief. The action was subsequently transferred to the Northern District of California. The case is currently stayed pending the outcome of the U.S. Patent and Trademark Office reexamination of the asserted patent.

Vitt v. Apple Computer, Inc.

Plaintiff filed this purported class action on November 7, 2006, in the United States District Court for the Central District of California on behalf of a purported nationwide class of all purchasers of the iBook G4 alleging that the computer’s logic board fails at an abnormally high rate. The complaint alleges violations of California Business & Professions Code §17200 (unfair competition) and California Business & Professions Code §17500 (false advertising). The complaint seeks unspecified damages and other relief. This case is currently pending.

Vogel et al. v. Jobs et al.

On August 24, 2006, plaintiffs filed a purported shareholder class action in the United States District Court for the Northern District of California against the Company and certain current and former officers and directors, alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. On June 27, 2008, plaintiffs filed another, similar purported shareholder class action in the United States District Court for the Northern District of California. Plaintiffs’ First Amended Consolidated Complaint, filed on March 22, 2010, asserts claims for unspecified damages against the Company and certain current and former officers and directors under the federal securities laws on behalf of a purported class of shareholders. These cases have been consolidated and are currently pending.

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

The Company is currently focused on certain mobile communication devices and consumer electronic devices and third-party digital content and applications distribution. The Company faces substantial competition from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. The Company also competes with illegitimate ways to obtain third-party digital content and applications. The Company has only recently entered the mobile communications market, and many of its competitors in the mobile communications market have significantly greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and experience and a lower cost structure, they may be able to provide such products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing these components seamlessly within their individual offerings or work collaboratively to offer integrated solutions.

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

Because the Company currently obtains certain key components including but not limited to microprocessors, enclosures, certain LCDs, certain optical drives, and application-specific integrated circuits (“ASICs”), from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including but not limited to NAND flash memory, DRAM and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. The follow-on effects from the credit crisis on the Company’s key suppliers, referred to in “Economic conditions could materially adversely affect the Company” above, which is incorporated herein by reference, also could affect the Company’s ability to obtain key components. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that could materially adversely affect the Company’s financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first half of 2010, largely due to the introduction of iPad, which has been aggressively priced, flat or reduced average selling prices on new and innovative products that have higher cost structures and deliver greater value to customers, and both expected and potential future cost increases for key components. For additional information refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin,” which is incorporated herein by reference.

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

Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by external vendors in California, Texas, China, the Czech Republic and Korea. Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Germany, Ireland, Israel, Japan, Korea, Malaysia, the Netherlands, the Philippines, Taiwan, Thailand and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the Company’s portable Mac products, iPhones, iPads, iPods and most of the Company’s desktop products. If manufacturing or logistics in these locations is disrupted for any reason, including natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s financial condition and operating results could be materially adversely affected.

The Company relies on third-party digital content and applications, which may not be available to the Company on commercially reasonable terms or at all.

The Company contracts with certain third parties to offer their digital content and applications through the Company’s iTunes Store. The Company pays substantial fees to obtain the rights to audio, video and other digital content. The Company’s licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the total cost of, such content. If the Company is unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach, the Company’s financial condition and operating results may be materially adversely affected.

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

The Company believes decisions by customers to purchase its hardware products, including its Macs, iPhones, iPads and iPods, are often based to a certain extent on the availability of third-party software applications and services. There is no assurance that third-party developers will continue to develop and maintain applications and services for the Company’s products on a timely basis or at all, and discontinuance or delay of these applications and services could materially adversely affect the Company’s financial condition and operating results.

With respect to its Mac products, the Company believes the availability of third-party software applications and services depends in part on the developers’ perception and analysis of the relative benefits of developing, maintaining, and upgrading such software for the Company’s products compared to Windows-based products. This analysis may be based on factors such as the perceived strength of the Company and its products, the anticipated revenue that may be generated, continued acceptance by customers of Mac OS X, and the costs of developing such applications and services. If the Company’s minority share of the global personal computer market causes developers to question the Company’s prospects, developers could be less inclined to develop or upgrade software for the Company’s products and more inclined to devote their resources to developing and upgrading software for the larger Windows market. The Company’s development of its own software applications and services may also negatively affect the decisions of third-party developers, such as Microsoft, Adobe and Google, to develop, maintain, and upgrade similar or competitive software and services for the Company’s products. Since October 2007, Mac OS X has included a feature that enables Intel-based Mac systems to run Microsoft Windows operating systems. This feature may deter developers from creating software applications for Mac OS X if such applications are already available for the Windows platform.

With respect to iPhone, iPad and iPod touch, the Company relies on the continued availability and development of compelling and innovative software applications. Unlike third-party software applications for Mac products, the software applications for the iPhone, iPad and iPod touch platforms are distributed through a single distribution channel, the App Store. The absence of multiple distribution channels, which are available for competing platforms, may limit the availability and acceptance of third-party applications by the Company’s customers, thereby causing developers to curtail significantly, or stop, development for the Company’s platforms. In addition, iPhone, iPad and iPod touch are subject to rapid technological change, and, if third-party developers are unable to keep up with this pace of change, third-party applications might not successfully operate and may result in dissatisfied customers. Further, if the Company develops its own software applications and services, such development may negatively affect the decisions of third-party developers to develop, maintain, and upgrade similar or competitive applications for the iPhone, iPad and iPod touch platforms. As with applications for the Company’s Mac products, the availability and development of these applications also depend on developers’ perceptions and analysis of the relative benefits of developing software for the Company’s products rather than its competitors’ products, including devices that use competing platforms. If developers focus their efforts on these competing platforms, the availability and quality of applications for the Company’s devices may suffer.

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

Through March 27, 2010, the Company had opened 286 retail stores. The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space with terms ranging from five to 20 years, the majority of which are for ten years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could materially adversely affect the Company’s financial condition and operating results.

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

Mobile communication devices, such as iPhones and certain iPads, are subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates, which could materially adversely affect the Company’s financial condition and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2	By-Laws of the Registrant, as amended through May 27, 2009.	8-K	6/2/09

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1**	Employee Stock Purchase Plan, as amended through March 8, 2010.

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.5*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Form of Option Agreements.	10-K	9/24/05

10.8*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.9*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.10*	Transition Agreement and Settlement Agreement and Release dated as of November 3, 2008 by and between the Registrant and Anthony Fadell.	10-Q	12/27/08

14.1	Business Conduct Policy of the Registrant dated February 2009.	10-Q	3/28/09

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

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

April 21, 2010	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer Senior Vice President, Chief Financial Officer