Form 10-Q
period 2010-06-26
APPLE INC
filed 2010-07-21
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

or

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

Yes  ☐    No   ☒

913,562,880 shares of common stock issued and outstanding as of July 9, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	$15,700	$9,734	$44,882	$30,698
Cost of sales	9,564	5,751	26,710	18,581

Gross margin	6,136	3,983	18,172	12,117

Operating expenses:
Research and development	464	341	1,288	975
Selling, general and administrative	1,438	1,010	3,946	3,086

Total operating expenses	1,902	1,351	5,234	4,061

Operating income	4,234	2,632	12,938	8,056
Other income and expense	58	60	141	281

Income before provision for income taxes	4,292	2,692	13,079	8,337
Provision for income taxes	1,039	864	3,374	2,634

Net income	$3,253	$1,828	$9,705	$5,703

Earnings per common share:
Basic	$3.57	$2.05	$10.69	$6.40
Diluted	$3.51	$2.01	$10.51	$6.30

Shares used in computing earnings per share:
Basic	912,197	893,712	907,762	891,345
Diluted	927,361	909,160	923,341	904,549

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions, except share amounts)

	June 26, 2010	September 26, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$9,705	$5,263
Short-term marketable securities	14,583	18,201
Accounts receivable, less allowances of $52 in each period	3,447	3,361
Inventories	942	455
Deferred tax assets	1,216	1,135
Vendor non-trade receivables	2,952	1,696
Other current assets	3,188	1,444

Total current assets	36,033	31,555

Long-term marketable securities	21,551	10,528
Property, plant and equipment, net	3,990	2,954
Goodwill	714	206
Acquired intangible assets, net	318	247
Other assets	2,119	2,011

Total assets	$64,725	$47,501

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$8,469	$5,601
Accrued expenses	4,452	3,852
Deferred revenue	2,691	2,053

Total current liabilities	15,612	11,506

Deferred revenue – non-current	1,021	853
Other non-current liabilities	4,981	3,502

Total liabilities	21,614	15,861

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 913,482,347 and 899,805,500 shares issued and outstanding, respectively	10,133	8,210
Retained earnings	32,870	23,353
Accumulated other comprehensive income	108	77

Total shareholders’ equity	43,111	31,640

Total liabilities and shareholders’ equity	$64,725	$47,501

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended
	June 26, 2010	June 27, 2009
Cash and cash equivalents, beginning of the period	$5,263	$11,875

Operating activities:
Net income	9,705	5,703
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	698	531
Stock-based compensation expense	655	530
Deferred income tax expense	1,298	772
Loss on disposition of property, plant and equipment	14	18
Changes in operating assets and liabilities:
Accounts receivable, net	(79)	(264)
Inventories	(487)	129
Vendor non-trade receivables	(1,256)	788
Other current assets	(944)	62
Other assets	(71)	(602)
Accounts payable	2,812	(648)
Deferred revenue	806	323
Other liabilities	(239)	(293)

Cash generated by operating activities	12,912	7,049

Investing activities:
Purchases of marketable securities	(41,318)	(34,696)
Proceeds from maturities of marketable securities	19,758	12,780
Proceeds from sales of marketable securities	14,048	9,117
Purchases of other long-term investments	(10)	(61)
Payments made in connection with business acquisitions, net of cash acquired	(615)	0
Payments for acquisition of property, plant and equipment	(1,245)	(685)
Payments for acquisition of intangible assets	(63)	(56)
Other	(26)	(62)

Cash used in investing activities	(9,471)	(13,663)

Financing activities:
Proceeds from issuance of common stock	733	288
Excess tax benefits from stock-based compensation	652	124
Taxes paid related to net share settlement of equity awards	(384)	(68)

Cash generated by financing activities	1,001	344

Increase/(decrease) in cash and cash equivalents	4,442	(6,270)

Cash and cash equivalents, end of the period	$9,705	$5,605

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$2,657	$2,490

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures, and markets personal computers, mobile communication and consumer electronics devices, and portable digital music and video players and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, and third-party wholesalers, resellers and value-added resellers. In addition, the Company sells a variety of third-party Macintosh (“Mac”), iPhone, iPad and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to consumer, small and mid-sized business, education, enterprise, government and creative customers.

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

The new accounting principles impact the Company’s accounting for all past and current sales of iPhone, iPad, Apple TV and for sales of iPod touch beginning in June 2010. The new accounting principles require the Company to account for the sale of these devices as two deliverables. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the right included with the purchase of these devices to receive on a when-and-if-available basis, future unspecified software upgrades and features relating to the product’s essential software. The new accounting principles result in the recognition of a substantial portion of the revenue and all product costs from the sale of these devices at the time of their sale. Additionally, the Company is required to estimate a standalone selling price for the unspecified software upgrade rights included with the sale of these devices and recognizes that amount ratably over the 24-month estimated life of the related hardware device.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three- and nine-month periods ended June 26, 2010 and June 27, 2009 (in thousands, except net income in millions and per share amounts):

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Numerator:
Net income	$3,253	$1,828	$9,705	$5,703

Denominator:
Weighted-average shares outstanding	912,197	893,712	907,762	891,345
Effect of dilutive securities	15,164	15,448	15,579	13,204

Weighted-average shares diluted	927,361	909,160	923,341	904,549

Basic earnings per common share	$3.57	$2.05	$10.69	$6.40

Diluted earnings per common share	$3.51	$2.01	$10.51	$6.30

Potentially dilutive securities representing approximately 220,000 and 10.5 million shares of common stock for the three months ended June 26, 2010 and June 27, 2009, respectively, and 498,000 and 13.4 million shares of common stock for the nine months ended June 26, 2010 and June 27, 2009, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, peripherals, and service and support contracts. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers revenue until the customer receives the product because the Company legally retains a portion of the risk of loss on these sales during transit. The Company recognizes revenue from the sale of hardware products (e.g., Macs, iPhones, iPads, iPods and peripherals), software bundled with hardware that is essential to the functionality of the hardware, and third-party digital content sold on the iTunes Store in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

Revenue from service and support contracts is deferred and recognized ratably over the service coverage periods. These contracts typically include extended phone support, repair services, web-based support resources and diagnostic tools offered under the Company’s standard limited warranty.

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

As described in more detail below, for all past and current sales of iPhone, iPad, Apple TV and for sales of iPod touch beginning in June 2010, the Company has indicated it may from time-to-time provide future unspecified software upgrades and features free of charge to customers. The Company has identified two deliverables in arrangements involving the sale of these devices. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the right included with the purchase of iPhone, iPad, iPod touch and Apple TV to receive on a when-and-if-available basis, future unspecified software upgrades and features relating to the product’s essential software. The Company has allocated revenue between these two deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for the two deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the unspecified software upgrade rights are deferred and recognized on a straight-line basis over the 24-month estimated life of each of these devices. All product cost of sales, including estimated warranty costs, are recognized at the time of sale. Costs for engineering and sales and marketing are expensed as incurred.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers, particularly consumers, would be reluctant to buy unspecified software upgrade rights related to iPhone iPad, iPod touch and Apple TV. This view is primarily based on the fact that upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered. Therefore, the Company has concluded that if it were to sell upgrade rights on a standalone basis, including those rights associated with iPhone, iPad, iPod touch and Apple TV, the selling price would be relatively low. Key factors considered by the Company in developing the ESPs for these upgrade rights include prices charged by the Company for similar offerings, the Company’s historical pricing practices, the nature of the upgrade rights (e.g., unspecified and when-and-if-available), and the relative ESP of the upgrade rights as compared to the total selling price of the product. The Company may also consider, when appropriate, the impact of other products and services, including advertising services, on selling price assumptions when developing and reviewing its ESPs for software upgrade rights and related deliverables. The Company may also consider additional factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives.

Beginning in the third quarter of 2010 in conjunction with the announcement of iOS 4, the Company’s ESPs for the software upgrade rights included with iPhone, iPad and iPod touch reflect the positive financial impact expected by the Company as a result of its planned implementation of a mobile advertising platform for these devices and the expectation of customers regarding software that includes or supports an advertising component. iOS 4 supports iAd, the Company’s new mobile advertising platform, which will enable applications on iPhone, iPad and iPod touch to feature media-rich advertisements within applications.

For all periods presented, the Company’s ESP for the software upgrade right included with each Apple TV sold is $10. The Company’s ESP for the software upgrade right included with each iPhone sold through the Company’s second quarter of 2010 was $25. Beginning in April 2010 in conjunction with the Company’s announcement of iOS 4 for iPhone, the Company lowered its ESP for the software upgrade right included with each iPhone to $10.

Beginning with initial sales of iPad in April 2010, the Company has also indicated it may from time-to-time provide future unspecified software upgrades and features free of charge to iPad customers. The Company’s ESP for the software upgrade right included with the sale of each iPad is $10. In June 2010, the Company announced that certain previously sold iPod touch models would receive an upgrade to iOS 4 free of charge and indicated iPod touch devices running on iOS 4 may from time-to-time receive future unspecified software upgrades and features free of charge. The Company’s ESP for the software upgrade right included with each iPod touch sold beginning in June 2010 is $5.

The Company accounts for multiple element arrangements that consist only of software or software-related products, including the sale of upgrades to previously sold software, in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Except as described for iPhone, iPad, iPod touch and Apple TV, the Company generally does not offer specified or unspecified upgrade rights to its customers in connection with software sales or the sale of extended warranty and support contracts. A limited number of the Company’s software products are available with maintenance agreements that grant customers rights to unspecified future upgrades over the maintenance term on a when and if available basis. Revenue associated with such maintenance is recognized ratably over the maintenance term.

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

Business Combinations

In December 2007, the FASB issued a new accounting standard for business combinations, which established principles and requirements for how an acquirer is to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. This new accounting standard also established principles regarding how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as providing guidelines on the disclosure requirements. In April 2009, the FASB amended this new accounting standard to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period. The Company adopted the new business combination accounting standard in the first quarter of 2010 and applied these principles to any business combinations completed in or after the first quarter of 2010. The adoption of the new business combination accounting standard did not have a material effect on the Company’s financial condition or operating results.

During the first nine months of 2010, the Company completed various business acquisitions for an aggregate cash consideration, net of cash acquired, of $615 million, of which $508 million was allocated to goodwill and $101 million to acquired intangible assets.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash, cash equivalents or short-term or long-term marketable securities as of June 26, 2010 and September 26, 2009 (in millions):

	June 26, 2010	September 26, 2009
Cash	$1,926	$1,139

Money market funds	1,707	1,608
U.S. Treasury securities	1,420	289
U.S. agency securities	3,011	273
Non-U.S. government securities	21	0
Certificates of deposit and time deposits	460	572
Commercial paper	1,095	1,381
Corporate securities	50	0
Municipal securities	15	1

Total cash equivalents	7,779	4,124

U.S. Treasury securities	2,241	2,843
U.S. agency securities	4,688	8,582
Non-U.S. government securities	1,091	219
Certificates of deposit and time deposits	769	1,142
Commercial paper	1,326	2,816
Corporate securities	4,211	2,466
Municipal securities	257	133

Total short-term marketable securities	14,583	18,201

U.S. Treasury securities	3,626	484
U.S. agency securities	2,819	2,252
Non-U.S. government securities	2,065	102
Certificates of deposit and time deposits	222	0
Corporate securities	11,450	7,320
Municipal securities	1,369	370

Total long-term marketable securities	21,551	10,528

Total cash, cash equivalents and marketable securities	$45,839	$33,992

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 26, 2010 and September 26, 2009 (in millions):

	June 26, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$1,707	$0	$0	$1,707
U.S. Treasury securities	7,263	24	0	7,287
U.S. agency securities	10,509	10	(1)	10,518
Non-U.S. government securities	3,164	14	(1)	3,177
Certificates of deposit and time deposits	1,451	0	0	1,451
Commercial paper	2,421	0	0	2,421
Corporate securities	15,683	59	(31)	15,711
Municipal securities	1,636	6	(1)	1,641

Total cash equivalents and marketable securities	$43,834	$113	$(34)	$43,913

	September 26, 2009
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$1,608	$0	$0	$1,608
U.S. Treasury securities	3,610	6	0	3,616
U.S. agency securities	11,085	22	0	11,107
Non-U.S. government securities	320	1	0	321
Certificates of deposit and time deposits	1,714	0	0	1,714
Commercial paper	4,197	0	0	4,197
Corporate securities	9,760	42	(16)	9,786
Municipal securities	502	2	0	504

Total cash equivalents and marketable securities	$32,796	$73	$(16)	$32,853

The Company had net unrealized gains on its investment portfolio of $79 million and $57 million as of June 26, 2010 and September 26, 2009, respectively. The net unrealized gains as of June 26, 2010 and September 26, 2009 are related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no significant net gains or losses during the three- and nine-month periods ended June 26, 2010 and June 27, 2009 related to such sales.

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of June 26, 2010 and September 26, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	June 26, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$1,882	$(1)	$0	$0	$1,882	$(1)
Non-U.S. government securities	897	(1)	0	0	897	(1)
Corporate securities	5,408	(27)	313	(4)	5,721	(31)
Municipal securities	551	(1)	0	0	551	(1)

Total	$8,738	$(30)	$313	$(4)	$9,051	$(34)

	September 26, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$1,667	$(3)	$719	$(13)	$2,386	$(16)

Total	$1,667	$(3)	$719	$(13)	$2,386	$(16)

The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates or widening credit spreads. The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three- and nine-month periods ended June 26, 2010 and June 27, 2009, the Company did not recognize any significant impairment charges on outstanding securities. As of June 26, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company had a net deferred gain associated with cash flow hedges of approximately $42 million and $1 million, net of taxes, recorded in other comprehensive income as of June 26, 2010 and September 26, 2009, respectively. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related revenue is recognized, and other comprehensive income related to cash flow hedges of inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. Substantially all of the Company’s hedged transactions as of June 26, 2010 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and nine-month periods ended June 26, 2010 and June 27, 2009, respectively.

The Company had an unrealized net loss on net investment hedges of $17 million and $2 million, net of taxes, included in the cumulative translation adjustment account of accumulated other comprehensive income (“AOCI”) as of June 26, 2010 and September 26, 2009, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in current earnings in other income and expense.

The Company recognized in earnings a net gain on foreign currency forward and option contracts not designated as hedging instruments of $25 million and $15 million during the three- and nine-month periods ended June 26, 2010, respectively, and a net loss on foreign currency forward and option contracts not designated as hedging instruments of $34 million and a net gain of $139 million during the three- and nine-month periods ended June 27, 2009, respectively.

The following table shows the notional principal and credit risk amounts of the Company’s derivative instruments outstanding as of June 26, 2010 and September 26, 2009 (in millions):

	June 26, 2010		September 26, 2009
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$10,321	$216	$4,422	$31

Instruments other than accounting hedges:
Foreign exchange contracts	$6,078	$22	$3,416	$10

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding as of June 26, 2010 and September 26, 2009, and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. The Company’s gross exposure on these transactions may be further mitigated by collateral received from certain counterparties. The Company’s exposure to credit loss and market risk will vary over time as a function of currency exchange rates. Although the table above reflects the notional principal and credit risk amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received when the net fair value of certain financial instruments exceeds contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of June 26, 2010, the Company has received cash collateral related to the derivative instruments under its collateral security arrangements of $73 million and recorded the offsetting balance as accrued expenses in the Condensed Consolidated Balance Sheet. The Company did not record any significant amounts of cash collateral related to the derivative instruments under its master netting arrangements as of September 26, 2009. The Company did not have any derivative instruments with credit risk-related contingent features that would require it to post additional collateral as of June 26, 2010 or September 26, 2009.

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of June 26, 2010 and September 26, 2009. Refer to Note 3, “Fair Value Measurements” of this Form 10-Q, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the condensed consolidated financial statements on a recurring basis. The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of June 26, 2010 and September 26, 2009 (in millions):

	June 26, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$184	$22	$206

Derivative liabilities (b):
Foreign exchange contracts	$160	$24	$184

	September 26, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$27	$10	$37

Derivative liabilities (b):
Foreign exchange contracts	$24	$1	$25

(a)	All derivative assets are recorded as other current assets in the Condensed Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 26, 2010 and June 27, 2009 (in millions):

	Three Month Periods
	Gains (Losses) Recognized in OCI - Effective Portion (a)		Gains (Losses) Reclassified from AOCI into Income - Effective Portion (a)			Gains (Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 26, 2010	June 27, 2009	Location	June 26, 2010	June 27, 2009	Location	June 26, 2010	June 27, 2009
Cash flow hedges:
Foreign exchange contracts	$118	$(13)	Net sales	$78	$1	Other income and expense	$(46)	$(13)
Foreign exchange contracts	(35)	(36)	Cost of sales	(11)	(6)	Other income and expense	(4)	(4)
Net investment hedges:
Foreign exchange contracts	(18)	(8)	Other income and expense	0	0	Other income and expense	0	1

Total	$65	$(57)		$67	$(5)		$(50)	$16

	Nine Month Periods
	Gains (Losses) Recognized in OCI - Effective Portion (a)		Gains (Losses) Reclassified from AOCI into Income - Effective Portion (a)			Gains (Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 26, 2010	June 27, 2009	Location	June 26, 2010	June 27, 2009	Location	June 26, 2010	June 27, 2009
Cash flow hedges:
Foreign exchange contracts	$212	$285	Net sales	$109	$324	Other income and expense	$(69)	$(64)
Foreign exchange contracts	(67)	87	Cost of sales	(29)	105	Other income and expense	(19)	(9)
Net investment hedges:
Foreign exchange contracts	(16)	(30)	Other income and expense	0	0	Other income and expense	0	3

Total	$129	$342		$80	$429		$(88)	$(70)

(a)	Refer to Note 6, “Shareholders’ Equity and Stock-Based Compensation” of this Form 10-Q, which summarizes the activity in accumulated other comprehensive income related to derivatives.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 26, 2010 and September 26, 2009 (in millions):

	June 26, 2010
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (a)
Assets:
Money market funds	$1,707	$0	$0	$1,707
U.S. Treasury securities	0	7,287	0	7,287
U.S. agency securities	0	10,518	0	10,518
Non-U.S. government securities	0	3,177	0	3,177
Certificates of deposit and time deposits	0	1,451	0	1,451
Commercial paper	0	2,421	0	2,421
Corporate securities	0	15,711	0	15,711
Municipal securities	0	1,641	0	1,641
Marketable equity securities	89	0	0	89
Foreign exchange contracts	0	206	0	206

Total assets measured at fair value	$1,796	$42,412	$0	$44,208

Liabilities:
Foreign exchange contracts	$0	$184	$0	$184

Total liabilities measured at fair value	$0	$184	$0	$184

	September 26, 2009
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (a)
Assets:
Money market funds	$1,608	$0	$0	$1,608
U.S. Treasury securities	0	3,616	0	3,616
U.S. agency securities	0	11,107	0	11,107
Non-U.S. government securities	0	321	0	321
Certificates of deposit and time deposits	0	1,714	0	1,714
Commercial paper	0	4,197	0	4,197
Corporate securities	0	9,786	0	9,786
Municipal securities	0	504	0	504
Marketable equity securities	61	0	0	61
Foreign exchange contracts	0	37	0	37

Total assets measured at fair value	$1,669	$31,282	$0	$32,951

Liabilities:
Foreign exchange contracts	$0	$25	$0	$25

Total liabilities measured at fair value	$0	$25	$0	$25

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis presented on the Company’s Condensed Consolidated Balance Sheets as of June 26, 2010 and September 26, 2009 (in millions):

	June 26, 2010
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (a)
Assets:
Cash equivalents	$1,707	$6,072	$0	$7,779
Short-term marketable securities	0	14,583	0	14,583
Long-term marketable securities	0	21,551	0	21,551
Other current assets	0	206	0	206
Other assets	89	0	0	89

Total assets measured at fair value	$1,796	$42,412	$0	$44,208

Liabilities:
Other current liabilities	$0	$184	$0	$184

Total liabilities measured at fair value	$0	$184	$0	$184

	September 26, 2009
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total (a)
Assets:
Cash equivalents	$1,608	$2,516	$0	$4,124
Short-term marketable securities	0	18,201	0	18,201
Long-term marketable securities	0	10,528	0	10,528
Other current assets	0	37	0	37
Other assets	61	0	0	61

Total assets measured at fair value	$1,669	$31,282	$0	$32,951

Liabilities:
Other current liabilities	$0	$25	$0	$25

Total liabilities measured at fair value	$0	$25	$0	$25

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Note 4 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of June 26, 2010 and September 26, 2009 (in millions):

Property, Plant and Equipment

	June 26, 2010	September 26, 2009
Land and buildings	$1,302	$955
Machinery, equipment and internal-use software	2,898	1,932
Office furniture and equipment	133	115
Leasehold improvements	1,895	1,665

Gross property, plant and equipment	6,228	4,667
Accumulated depreciation and amortization	(2,238)	(1,713)

Net property, plant and equipment	$3,990	$2,954

Accrued Expenses

	June 26, 2010	September 26, 2009
Accrued warranty and related costs	$590	$577
Accrued compensation and employee benefits	405	357
Deferred margin on component sales	511	225
Accrued marketing and distribution	365	359
Income taxes payable	56	430
Other current liabilities	2,525	1,904

Total accrued expenses	$4,452	$3,852

Non-Current Liabilities

	June 26, 2010	September 26, 2009
Deferred tax liabilities	$3,828	$2,216
Other non-current liabilities	1,153	1,286

Total other non-current liabilities	$4,981	$3,502

Note 5 – Income Taxes

As of June 26, 2010, the Company recorded gross unrecognized tax benefits of $879 million, of which $346 million, if recognized, would affect the Company’s effective tax rate. As of September 26, 2009, the total amount of gross unrecognized tax benefits was $971 million, of which $307 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $217 million and $291 million of gross interest and penalties accrued as of June 26, 2010 and September 26, 2009, respectively, which are also classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Internal Revenue Service (the “IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2004 through 2006 and proposed certain adjustments. The Company has contested certain of these adjustments through the IRS Appeals Office. The IRS is currently examining the years 2007 through 2009. All IRS audit issues for years prior to 2004 have been resolved. During the third quarter of 2010, the Company reached a tax settlement with the IRS for the years 2002 through 2003. In connection with the settlement, the Company reduced its gross unrecognized tax benefits by $100 million and recognized a $52 million tax benefit in the third quarter of 2010.

Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income tax in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.

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

The following table summarizes the components of total comprehensive income, net of taxes, during the three- and nine-month periods ended June 26, 2010 and June 27 2009 (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net income	$3,253	$1,828	$9,705	$5,703
Other comprehensive income:
Change in unrecognized gains on derivative instruments	13	(27)	41	(33)
Change in foreign currency translation	(54)	39	(43)	(68)
Net change in unrealized gains/losses on marketable securities	24	60	33	91

Total comprehensive income	$3,236	$1,900	$9,736	$5,693

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three- and nine-month periods ended June 26, 2010 and June 27, 2009 (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Change in fair value of derivatives	$55	$(30)	$91	$224
Adjustment for net gains/losses realized and included in net income	(42)	3	(50)	(257)

Change in unrecognized gains on derivative instruments	$13	$(27)	$41	$(33)

The following table summarizes the components of accumulated other comprehensive income, net of taxes, as of June 26, 2010 and September 26, 2009 (in millions):

	June 26, 2010	September 26, 2009
Net unrealized gains/losses on marketable securities	$81	$48
Net unrecognized gains on derivative instruments	42	1
Cumulative foreign currency translation	(15)	28

Accumulated other comprehensive income	$108	$77

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the third quarter of 2010, executive officers Timothy D. Cook, Ronald B. Johnson, Peter Oppenheimer, Mark Papermaster, Philip W. Schiller and Bertrand Serlet had trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

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

1997 Director Stock Plan

In August 1997, the Company’s Board of Directors adopted a Director Stock Plan (the “Director Plan”) for non-employee directors of the Company, which was approved by shareholders in 1998. At the Company’s 2010 annual meeting of shareholders, the Director Plan was amended to (1) permit the Company to grant awards of RSUs under the Director Plan, (2) effective for grants awarded on or after February 25, 2010, replace the automatic initial and annual grants of stock options under the Director Plan with automatic initial and annual grants of RSUs under the plan, (3) modify the Director Plan’s existing share-counting provision so that RSUs granted are deducted from the shares available for grant under the Director Plan utilizing a factor of two times the number of RSUs granted, and (4) extend the term of the Director Plan to November 9, 2019.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the nine months ended June 26, 2010, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 26, 2009	12,263	$122.52
Restricted stock units granted	4,920	$198.30
Restricted stock units vested	(4,456)	$117.77
Restricted stock units cancelled	(549)	$146.42

Balance at June 26, 2010	12,178	$153.80	$3,247,780

The fair value as of the vesting date of RSUs that vested was $353 million and $990 million for the three- and nine-month periods ended June 26, 2010, respectively, and $98 million and $186 million for the three- and nine-month periods ended June 27, 2009, respectively.

Stock Option Activity

A summary of the Company’s stock option and RSU activity and related information for the nine months ended June 26, 2010, is as follows (in thousands, except per share amounts and contractual term in years):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 26, 2009	37,261	34,375	$81.17
Additional shares authorized	36,000	0	$0
Restricted stock units granted	(9,840)	0	$0
Options granted	(34)	34	$202.00
Options assumed	0	98	$11.99
Options cancelled	368	(368)	$137.61
Restricted stock units cancelled	1,098	0	$0
Options exercised	0	(10,440)	$64.45

Balance at June 26, 2010	64,853	23,699	$87.55	2.99	$4,245,660

Exercisable at June 26, 2010		18,448	$72.09	2.63	$3,590,214

Expected to vest after June 26, 2010		5,167	$141.88	4.25	$644,939

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. The total intrinsic value of options at the time of exercise was $559 million and $1.6 billion for the three- and nine-month periods ended June 26, 2010, respectively, and $218 million and $367 million for the three- and nine-month periods ended June 27, 2009, respectively.

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

The weighted-average assumptions used for stock options granted do not apply to employee stock options assumed in conjunction with business acquisitions during the three- and nine-month periods ended June 26, 2010. The weighted-average fair value of stock options assumed during the three- and nine-month periods ended June 26, 2010 was $256.63 and $216.82, respectively. The weighted-average assumptions used for the three- and nine-month periods ended June 26, 2010 and June 27, 2009, and the resulting estimates of weighted-average fair value per share of stock options granted and of employee stock purchase plan rights (“stock purchase rights”) during those periods are as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Expected life - stock options	0 years	9.6 years	10 years	3.7 years
Expected life - stock purchase rights	7 months	6 months	7 months	6 months
Interest rate - stock options	0%	3.70%	3.71%	1.83%
Interest rate - stock purchase rights	0.20%	0.19%	0.26%	0.64%
Expected volatility - stock options	0%	40.84%	36.30%	52.61%
Expected volatility - stock purchase rights	27.12%	57.64%	32.82%	55.23%
Expected dividend yields	0%	0%	0%	0%

Weighted-average fair value of stock options granted during the period	$0	$68.84	$108.58	$39.83
Weighted-average fair value of stock purchase rights during the period	$46.82	$24.92	$41.98	$29.38

The following table provides a summary of the stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 26, 2010 and June 27, 2009 (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Cost of sales	$38	$28	$112	$85
Research and development	80	65	240	192
Selling, general and administrative	101	86	303	253

Total stock-based compensation expense	$219	$179	$655	$530

The income tax benefit related to stock-based compensation expense was $77 million and $238 million for the three- and nine-month periods ended June 26, 2010, respectively, and was $67 million and $199 million for the three- and nine-month periods ended June 27, 2009. As of June 26, 2010, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $1.8 billion, which the Company expects to recognize over a weighted-average period of 2.65 years.

Note 7 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are generally for terms of one to 20 years and generally provide renewal options for terms of one to five additional years. Leases for retail space are for terms of five to 20 years, the majority of which are for ten years, and often contain multi-year renewal options. As of September 26, 2009, the Company’s total future minimum lease payments under noncancelable operating leases were $1.9 billion, of which $1.5 billion related to leases for retail space. During the nine months ended June 26, 2010, total future minimum lease payments under noncancelable operating leases related to leases for retail space increased $200 million to $1.7 billion.

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 26, 2010 and June 27, 2009 (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Beginning accrued warranty and related costs	$588	$637	$577	$671
Cost of warranty claims	(155)	(124)	(427)	(395)
Accruals for product warranties	157	65	440	302

Ending accrued warranty and related costs	$590	$578	$590	$578

The Company generally does not indemnify its operating system and application software customers against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for indemnification costs as of either June 26, 2010 or September 26, 2009.

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers’ liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not materially adversely affected the Company’s financial condition or operating results.

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

Significant portions of the Company’s Macs, iPhones, iPads, iPods, logic boards and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few outsourcing partners of the Company, often in single locations. Certain of these outsourcing partners are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company’s key products including but not limited to final assembly of substantially all of the Company’s Macs, iPhones, iPads and iPods. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods ranging from 30 to 150 days.

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

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific and Retail operations. The Americas, Europe, Japan and Asia Pacific segments exclude activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asia, but does not include Japan. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable operating segment provides similar hardware and software products and similar services to the same types of customers. The accounting policies of the various segments are generally the same as those described in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2009 Form 10-K.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $128 million and $276 million during the three- and nine-month periods ended June 26, 2010, respectively, and $101 million and $202 million during the three- and nine-month periods ended June 27, 2009.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 12 high-profile stores as of June 26, 2010. Expenses allocated to corporate marketing resulting from the operations of high-profile stores were $18 million and

$54 million during the three- and nine-month periods ended June 26, 2010, respectively, and $17 million and $49 million during the three- and nine-month periods ended June 27, 2009, respectively.

Summary information by operating segment for the three- and nine-month periods months ended June 26, 2010 and June 27, 2009 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Americas:
Net sales	$6,227	$4,474	$17,312	$13,745
Operating income	$1,997	$1,610	$5,482	$4,783

Europe:
Net sales	$4,160	$2,505	$13,234	$8,575
Operating income	$1,631	$926	$5,457	$2,971

Japan:
Net sales	$910	$560	$2,580	$1,645
Operating income	$390	$273	$1,185	$658

Asia-Pacific:
Net sales	$1,825	$703	$5,524	$2,118
Operating income	$841	$235	$2,553	$675

Retail:
Net sales	$2,578	$1,492	$6,232	$4,615
Operating income	$593	$387	$1,447	$1,113

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three- and nine-month periods ended June 26, 2010 and June 27, 2009 is as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Segment operating income	$5,452	$3,431	$16,124	$10,200
Stock-based compensation expense	(219)	(179)	(655)	(530)
Other corporate expenses, net (a)	(999)	(620)	(2,531)	(1,614)

Total operating income	$4,234	$2,632	$12,938	$8,056

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

Note 9 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of $12,000 and $155,000 in expenses pursuant to the Reimbursement Agreement during the three- and nine-month periods ended June 26, 2010, respectively. The Company did not recognize any expenses pursuant to the Reimbursement Agreement during the three months ended June 27, 2009 and recognized a total of $4,000 in expenses pursuant to the Reimbursement Agreement during the nine months ended June 27, 2009. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 26, 2009, as amended (the “2009 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Under the historical accounting principles, the Company was required to account for sales of both iPhone® and Apple TV® using subscription accounting because the Company indicated it might from time-to-time provide future unspecified software upgrades and features for those products free of charge. Under subscription accounting, revenue and associated product cost of sales for iPhone and Apple TV were deferred at the time of sale and recognized on a straight-line basis over each product’s estimated economic life. This resulted in the deferral of significant amounts of revenue and cost of sales related to iPhone and Apple TV.

The new accounting principles impact the Company’s accounting for all past and current sales of iPhone, iPad™, Apple TV and for sales of iPod touch® beginning in June 2010. The new accounting principles require the Company to account for the sale of these devices as two deliverables. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the right included with the purchase of these devices to receive on a when-and-if-available basis, future unspecified software upgrades and features relating to the product’s essential software. The new accounting principles result in the recognition of a substantial portion of the revenue and all product costs from the sale of these devices at the time of their sale. Additionally, the Company is required to estimate a standalone selling price for the unspecified software upgrade rights included with the sale of these devices and recognizes that amount ratably over the 24-month estimated life of the related hardware device.

Note 1, “Summary of Significant Accounting Policies” under the subheadings “Basis of Presentation and Preparation” and “Revenue Recognition” of this Form 10-Q provides additional information on the Company’s change in accounting resulting from the adoption of the new accounting principles and the Company’s revenue recognition accounting policy.

Executive Overview

The Company designs, manufactures, and markets a range of personal computers, mobile communication and consumer electronics devices, and portable digital music and video players and sells a variety of related software, services, peripherals, and networking solutions, and third-party digital content and applications. The Company’s products and services include the Mac® line of desktop and portable computers, iPhone®, iPad™, the iPod® line of portable digital music and video players, Apple TV®, Xserve®, a portfolio of consumer and professional software applications, the Mac OS® X operating system, third-party digital content and applications through the iTunes Store®, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its online stores, its retail stores, its direct sales force, cellular network carriers, and third-party wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPhone, iPad and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government, and creative markets. A further description of the Company’s products may be found below under the heading “Products” and Part II, Item 1A, “Risk Factors,” as well as in Part I, Item 1, “Business,” of the Company’s 2009 Form 10-K.

The Company is focused on providing innovative products and solutions to consumer, SMB, education, enterprise, government and creative customers that greatly enhance their evolving digital lifestyles and work environments. The Company’s overall business strategy is to control the design and development of the hardware and software for all of its products, including personal computers, mobile communications and consumer electronics devices. The Company’s business strategy leverages its unique ability to design and develop its own operating system, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to the development and enhancement of innovative products and technologies.

In conjunction with its strategy, the Company continues to build and host a robust platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. The Company’s App Store™ and iBookstore™ allow customers to browse, search for, and purchase third-party applications and books through either a Mac or Windows-based computer or by wirelessly downloading directly to an iPhone, iPad or iPod touch. The Company also desires to support a community for the development of third-party products that complement the Company’s offerings through its developer programs. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle and productivity solutions.

The Company participates in several highly competitive markets, including personal computers with its Mac line of personal computers; mobile communications and consumer electronics devices with its iPhone, iPad and iPod product families; and through distribution of third-party digital content and applications with its online iTunes Store. While the Company is widely recognized as a leading innovator in the personal computer, mobile communications and consumer electronics markets as well as a leader in the market for distribution of digital content and applications, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company’s research and development spending is focused on further developing its existing Mac line of personal computers; the Mac OS X and iOS operating systems; application software for the Mac; iPhone, iPad and iPod and related software; development of new digital lifestyle consumer and professional software applications; and investing in new product areas and technologies. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available on its products, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by opening its own retail stores in the U.S. and in international markets. The Company had 293 stores open as of June 26, 2010. The Company also sells to customers directly through its online stores around the world and through its direct sales force.

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

Additionally, the Company has signed multi-year agreements with various cellular network carriers authorizing them to distribute and provide cellular network services for iPhones. These agreements are generally not exclusive with a specific carrier, except in the U.S., Germany and certain other countries. The Company’s iPods are also sold through a significant number of distribution points, including certain department stores, member-only warehouse stores, and large retail chains and specialty retail stores.

Product Updates

In June 2010, the Company introduced the new iPhone 4, featuring an all-new design, FaceTime® video calling, a new high resolution Retina™ display, a 5 megapixel camera with LED flash and front facing camera, high definition video recording, Apple’s A4 processor and a 3-axis gyroscope. iPhone 4 comes with iOS 4, the newest version of the Company’s mobile operating system, and is available in 16GB and 32GB models. iPhone 4 first became available in the U.S., France, Germany, Japan and the U.K. on June 24, 2010 and is expected to be made available in other countries in the fourth quarter of 2010.

In June 2010, the Company launched iOS 4, which includes new features such as Multitasking that allows customers to move between applications, Folders to organize and easily access applications, a unified Mail inbox, support for the iAd™ mobile advertising platform, and the iBooks® reader and iBookstore. iOS 4 became available for iPhone 3G, iPhone 3GS, iPhone 4, and second and third generation iPod touch in June 2010, and is expected to be available for iPad in the fall of 2010. Certain features of the iOS 4 software will not function on certain earlier iPhone and iPod touch models.

In June 2010, the Company announced its iAd mobile advertising network that was launched on July 1, 2010 on iPhone and iPod touch devices running its iOS 4 software. iAd combines the appearance of TV advertising with the interactivity of Internet advertising and will allow mobile device customers to engage with an ad without being removed from the applications they are currently using.

In January 2010, the Company introduced iPad, a multi-purpose mobile device for browsing the web, reading and sending email, viewing photos, watching videos, listening to music, playing games, reading e-books and more. iPad is based on the Company’s Multi-Touch™ technology, has a 9.7-inch LED-backlit display, is 0.5 inches thick and weighs 1.5 pounds. iPad is available in two models, one with Wi-Fi connectivity and the other with both Wi-Fi and 3G connectivity. Both versions of iPad became available in the U.S. in April 2010 and in nine additional countries in May 2010.

A detailed discussion of the Company’s other products may be found in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Company’s 2010 Form 10-Qs and in Part I, Item 1, “Business,” of the Company’s 2009 Form 10-K.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, peripherals, and service and support contracts. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers recognition of revenue until the customer receives the product because the Company retains a portion of the risk of loss on these sales during transit. The Company recognizes revenue from the sale of hardware products (e.g., Macs, iPhones, iPads, iPods and peripherals), software bundled with hardware that is essential to the functionality of the hardware, and third-party digital content sold on the iTunes Store in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

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

For all past and current sales of iPhone, iPad, Apple TV and for sales of iPod touch beginning in June 2010, the Company indicated it might from time-to-time provide future unspecified software upgrades and features free of charge to customers. The Company has identified two deliverables in arrangements involving the sale of these devices. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the right included with the purchase of iPhone, iPad, iPod touch and Apple TV to receive on a when-and-if-available basis, future unspecified software upgrades and features relating to the product’s essential software. The Company has allocated revenue between these two deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for the two deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the unspecified software upgrade right are deferred and recognized on a straight-line basis over the 24-month estimated life of each of these devices. All product cost of sales, including estimated warranty costs, are recognized at the time of sale. Costs for engineering and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenue allocated to the software upgrade right will also change.

The Company’s process for determining its ESP for deliverables without VSOE or TPE involves management’s judgment. The Company’s process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers, particularly consumers, would be reluctant to buy unspecified software upgrade rights related to iPhone, iPad, iPod touch and Apple TV. This view is primarily based on the fact that upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered. Therefore, the Company has concluded if it were to sell upgrade rights on a standalone basis, including those rights associated with iPhone, iPad, iPod touch and Apple TV, the selling price would be relatively low. Key factors considered by the Company in developing the ESPs for these upgrade rights include prices charged by the Company for similar offerings, the Company’s historical pricing practices, the nature of the upgrade rights (e.g., unspecified and when-and-if-available), and the relative ESP of the upgrade rights as compared to the total selling price of the product. The Company may also consider, when appropriate, the impact of other products and services, including advertising services, on selling price assumptions when developing and reviewing its ESPs for software upgrade rights and related deliverables. The Company may also consider additional factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s ESP for software upgrades related to future sales for these devices could change in future periods.

Beginning in the third quarter of 2010 in conjunction with the announcement of iOS 4, the Company’s ESPs for the software upgrade rights included with iPhone, iPad and iPod touch reflect the positive financial impact expected by the Company as a result of its planned implementation of a mobile advertising platform for these devices and the expectation of customers regarding software that includes or supports an advertising component. iOS 4 supports iAd, the Company’s new mobile advertising platform, which will enable applications on iPhone, iPad and iPod touch to feature media-rich advertisements within applications.

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

Net Sales

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three- and nine-month periods ended June 26, 2010 and June 27, 2009 (in millions, except unit sales in thousands and per unit amounts):

	Three Months Ended				Nine Months Ended
	June 26, 2010	June 27, 2009	Change		June 26, 2010	June 27, 2009	Change
Net Sales by Operating Segment:
Americas net sales	$6,227	$4,474	39%		$17,312	$13,745	26%
Europe net sales	4,160	2,505	66%		13,234	8,575	54%
Japan net sales	910	560	63%		2,580	1,645	57%
Asia-Pacific net sales	1,825	703	160%		5,524	2,118	161%
Retail net sales	2,578	1,492	73%		6,232	4,615	35%

Total net sales	$15,700	$9,734	61%		$44,882	$30,698	46%

Unit Sales by Operating Segment:
Americas Mac unit sales	1,358	1,147	18%		3,516	2,868	23%
Europe Mac unit sales	914	626	46%		2,881	2,079	39%
Japan Mac unit sales	129	108	19%		363	316	15%
Asia-Pacific Mac unit sales	394	230	71%		1,045	635	65%
Retail Mac unit sales	677	492	38%		1,972	1,445	36%

Total Mac unit sales	3,472	2,603	33%		9,777	7,343	33%

Net Sales by Product:
Desktops (a)	$1,301	$1,134	15%		$4,525	$3,235	40%
Portables (b)	3,098	2,220	40%		8,084	6,644	22%

Total Mac net sales	4,399	3,354	31%		12,609	9,879	28%

iPod	1,545	1,492	4%		6,797	6,528	4%
Other music related products and services (c)	1,214	958	27%		3,705	3,018	23%
iPhone and related products and services (d)	5,334	3,060	74%		16,357	8,427	94%
iPad and related products and services (e)	2,166	0	N/M		2,166	0	N/M
Peripherals and other hardware (f)	396	340	16%		1,337	1,084	23%
Software, service and other sales (g)	646	530	22%		1,911	1,762	8%

Total net sales	$15,700	$9,734	61%		$44,882	$30,698	46%

Unit Sales by Product:
Desktops (a)	1,004	849	18%		3,385	2,395	41%
Portables (b)	2,468	1,754	41%		6,392	4,948	29%

Total Mac unit sales	3,472	2,603	33%		9,777	7,343	33%

Net sales per Mac unit sold (h)	$1,267	$1,289	(2%	)	$1,290	$1,345	(4%	)

iPod unit sales	9,406	10,215	(8%	)	41,261	43,955	(6%	)

Net sales per iPod unit sold (h)	$164	$146	12%		$165	$149	11%

iPhone unit sales	8,398	5,208	61%		25,887	13,364	94%

iPad unit sales	3,270	0	N/M		3,270	0	N/M

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(c)	Includes iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(d)	Derived from handset sales, carrier agreements, and Apple-branded and third-party iPhone accessories.
(e)	Includes iPad sales and Apple-branded and third-party iPad accessories.
(f)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales of Apple-branded operating system, application software, third-party software, AppleCare, and Internet services.
(h)	Derived by dividing total product-related net sales by total product-related unit sales.
N/M	= Not meaningful.

Net sales during the third quarter of 2010 and the first nine months of 2010 increased $6.0 billion or 61%, and $14.2 billion or 46%, respectively, compared to the same periods in 2009. Several factors contributed positively to this increase, including the following:

•

Net sales of iPhone and related products and services were $5.3 billion and $16.4 billion in the third quarter and first nine months of 2010, respectively, representing an increase of 74% and 94%, respectively, compared to the same periods in 2009. Net sales of iPhone and related products and services accounted for 34% and 36% of the Company’s total net sales for the third quarter and first nine months of 2010, respectively. iPhone unit sales totaled 8.4 million and 25.9 million during the third quarter and first nine months of 2010, respectively, and increased 61% and 94% during the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009. iPhone year-over-year growth was attributed primarily to expanded distribution with new international carriers and resellers, continued growth across existing carriers, and strong overall demand for iPhones, especially in international markets. iPhone revenue includes handset revenue recognized and revenue from sales of iPhone accessories and carrier agreements.

•

Net sales of iPad and related products and services were $2.2 billion and unit sales of iPad were 3.3 million during the third quarter of 2010. iPad was launched in the U.S. on April 3, 2010 and expanded to Australia, Canada, France, Germany, Italy, Japan, Spain, Switzerland and the U.K. on May 28, 2010. The Company distributes iPad through its direct channels, certain of its cellular network carriers’ distribution channels and certain third-party resellers. Net sales of iPad and related products and services accounted for 14% and 5% of the Company’s total net sales for the third quarter and first nine months of 2010, respectively.

•

Mac net sales increased by $1.0 billion or 31% and $2.7 billion or 28% in the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009. Mac unit sales increased by 33% in both the third quarter and first nine months of 2010 compared to the same periods in 2009. Net sales of the Company’s Macs accounted for 28% of the Company’s total net sales in both the third quarter and first nine months of 2010. During the third quarter and first nine months of 2010, net sales of the Company’s Mac portable systems increased by 40% and 22%, respectively, primarily attributable to strong sales growth in MacBook and MacBook Pro. Net sales of the Company’s Mac desktop systems increased by 15% and 40% in the third quarter and first nine months of 2010, respectively, driven by strong demand for iMac which was updated in October 2009.

•

Net sales of other music related products and services increased $256 million or 27% during the third quarter of 2010 and increased $687 million or 23% during the first nine months of 2010, compared to the same periods in 2009. These increases were due primarily to increased net sales from the iTunes Store. During the third quarter and first nine months of 2010, the iTunes store reported net sales of $1.0 billion and $3.0 billion, respectively. The Company believes this continued growth is the result of heightened consumer interest in downloading third-party digital content and applications, continued growth in its customer base of iPhone, iPad, and iPod customers, the expansion of third-party audio and video content available for sale and rent via the iTunes Store, and the continued interest in and growth of the iTunes® App Store. The Company continues to expand its iTunes content and applications offerings around the world. Net sales of other music related products and services accounted for 8% of the Company’s total net sales for both the third quarter and first nine months of 2010.

•

Net sales of iPods increased $53 million or 4% during the third quarter of 2010, while iPod unit sales declined by 8% during the third quarter of 2010 compared to the same periods in 2009. During the first nine months of 2010, net sales of iPods increased $269 million or 4%, while iPod unit sales decreased by 6% compared to the same period in 2009. Net sales per iPod unit sold increased by 12% and 11% in the third quarter and first nine months of 2010, respectively, compared to the same periods in 2009. The increase in net sales per iPod unit sold was driven primarily by a shift in product mix toward iPod touch, which had strong growth in each of the Company’s reportable geographic segments. Net sales of iPods accounted for 10% and 15% of the Company’s total net sales for the third quarter and first nine months of 2010, respectively.

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

Americas

Net sales in the Americas during the third quarter of 2010 increased $1.8 billion or 39% compared to the third quarter of 2009. This increase in net sales was attributable to strong demand for iPad, increased iPhone revenue primarily attributable to carrier expansion and continued growth across existing carriers, strong sales of Mac portable systems, and higher sales of third-party digital content and applications from the iTunes Store. Americas Mac net sales and unit sales increased 19% and 18%, respectively, during the third quarter of 2010 compared to the third quarter of 2009, primarily due to strong demand for Mac portable systems. The Americas segment represented 40% and 46% of the Company’s total net sales in the third quarters of 2010 and 2009, respectively.

During the first nine months of 2010, net sales in the Americas segment increased $3.6 billion or 26% compared to the same period in 2009. The primary contributors to this net sales growth were a significant year-over-year increase in iPhone revenue, strong demand for iPad, higher sales of Macs, and increased sales of third-party digital content and applications from the iTunes Store. The Americas segment represented approximately 39% and 45% of the Company’s total net sales for the first nine months of 2010 and 2009, respectively.

Europe

Net sales in Europe increased $1.7 billion or 66% during the third quarter of 2010 compared to the third quarter of 2009. The growth in net sales was due mainly to the significant increase in iPhone revenue primarily attributable to country and carrier expansion and continued growth across existing carriers, continued demand for Mac desktop and portable systems and strong demand for iPad, partially offset by a stronger U.S. dollar. Europe Mac net sales and unit sales increased 43% and 46%, respectively, during the third quarter of 2010 compared to the same period in 2009. The Europe segment represented 26% of the Company’s total net sales for both the third quarters of both 2010 and 2009.

For the first nine months of 2010, net sales in Europe increased $4.7 billion or 54% compared to the same period in 2009. Similar to the growth in net sales during the third quarter of 2010, the increase in net sales during the first nine months of 2010 was attributable primarily to the significant year-over-year increase in iPhone revenue, higher sales of Mac desktop and portable systems, and strong demand for iPad. Strong sales of third-party digital content and applications from the iTunes Store also contributed to higher net sales during the first nine months of 2010 compared to the same period in 2009. The Europe segment represented 29% and 28% of the Company’s total net sales for the first nine months in 2010 and 2009, respectively.

Japan

Japan’s net sales increased $350 million or 63% during the third quarter of 2010 and increased $935 million or 57% during the first nine months of 2010 compared to the same periods in 2009. The key contributors to Japan’s net sales growth for both the third quarter and first nine months of 2010 were increased iPhone revenue, strong demand for iPad and strength in the Japanese Yen relative to the U.S. dollar. Japan Mac net sales and unit sales grew by 12% and 19%, respectively, during the third quarter of 2010 compared to the same period in 2009. Japan Mac unit sales increased by 15% and Mac net sales decreased by 1% during the first nine months of 2010 compared to the same period in 2009, due primarily to lower average selling prices. The Japan segment represented 6% of the Company’s total net sales for the third quarters of both 2010 and 2009, and 6% and 5% of the Company’s total net sales in the first nine months of 2010 and 2009, respectively.

Asia-Pacific

Net sales in Asia Pacific increased $1.1 billion or 160% during the third quarter of 2010 and increased $3.4 billion or 161% during the first nine months of 2010 compared to the same periods in 2009. The growth in Asia-Pacific net sales was due mainly to the significant increase in iPhone revenue primarily attributable to country and carrier expansion and continued growth across existing carriers, strong demand for Mac portable and desktop systems, and strength in the Australian dollar relative to the U.S. dollar. Higher sales of iPod touch also contributed to the increase in net sales. The Asia Pacific segment represented 12% of the Company’s total net sales in both the third quarter of 2010 and the first nine months of 2010 and represented 7% of the Company’s total net sales in both the third quarter of 2009 and the first nine months of 2009.

Retail

Retail net sales increased $1.1 billion or 73% during the third quarter of 2010 compared to the third quarter of 2009, driven primarily by strong demand for iPad, as well as increased sales of Mac portable systems and higher sales of Mac and iPad-related accessories. Mac net sales and unit sales grew in the Retail segment by 29% and 38%, respectively, during the third quarter of 2010 compared to the third quarter of 2009. The Company opened seven new Retail stores during the third quarter of 2010, three of which were international stores, ending the quarter with 293 stores open as compared to 258 stores at the end of the third quarter of 2009. With an average of 287 stores and 254 stores opened during the third quarter of 2010 and 2009, respectively, average revenue per store increased to $9.0 million in the third quarter of 2010, compared to $5.9 million in the third quarter of 2009. The Retail segment represented 16% and 15% of the Company’s total net sales in the third quarter of 2010 and 2009, respectively.

Retail net sales grew $1.6 billion or 35% during the first nine months of 2010 compared to the same period in 2009 due primarily to strong demand for iPad, continued increases in sales of Mac portable and desktop systems, and higher sales of Mac and iPad-related accessories. Mac net sales and unit sales grew by 26% and 36%, respectively, during the first nine months of 2010 compared to the same period in 2009. Average revenue per store was $22.0 million for the first nine months of 2010 based on an average of 283 stores, up from $18.3 million in the first nine months of 2009 based on an average of 252 stores. The Retail segment represented 14% and 15% of the Company’s total net sales for the first nine months of 2010 and 2009, respectively.

The Retail segment reported operating income of $593 million during the third quarter of 2010 compared to operating income of $387 million during the third quarter of 2009, and reported operating income of $1.4 billion during the first nine months of 2010 compared to $1.1 billion during the first nine months of 2009. The increase in Retail operating income year-over-year is attributable to higher overall net sales and improved leverage of Retail operating expenses.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since its inception totaled $2.1 billion through the end of the third quarter of 2010. As of June 26, 2010, the Retail segment had approximately 22,400 full-time equivalent employees and had outstanding lease commitments associated with retail space and related facilities of $1.7 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Gross Margin

Gross margin for the three- and nine-month periods ended June 26, 2010 and June 27, 2009 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	$15,700	$9,734	$44,882	$30,698
Cost of sales	9,564	5,751	26,710	18,581

Gross margin	$6,136	$3,983	$18,172	$12,117

Gross margin percentage	39.1%	40.9%	40.5%	39.5%

The gross margin percentage in the third quarter of 2010 was 39.1% compared to 40.9% in the third quarter of 2009. This decline in gross margin is primarily attributable to new and innovative products that have higher cost structures and deliver greater value to customers, including iPad, partially offset by a more favorable sales mix towards products with higher gross margins, including iPhone. The gross margin percentage for the first nine months of 2010 was 40.5% compared to 39.5% for the first nine months of 2009. This increase in gross margin was largely driven by a higher mix of iPhone sales.

The Company expects its gross margin percentage to decrease in future periods compared to levels achieved during the first nine months of 2010 and anticipates gross margin levels of about 35% in the fourth quarter of 2010. This expected decline is largely due to flat or reduced average selling prices on new and innovative products that have higher cost structures and deliver greater value to customers, a stronger U.S. dollar, both expected and potential future cost increases for key components, and to a lesser extent, the impact in the fourth quarter of the recently announced program to provide iPhone 4 customers with a free case.

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

Operating Expenses

Operating expenses for the three- and nine-month periods ended June 26, 2010 and June 27, 2009 were as follows (in millions, except for percentages):

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Research and development	$464	$341	$1,288	$975
Percentage of net sales	3.0%	3.5%	2.9%	3.2%
Selling, general, and administrative	$1,438	$1,010	$3,946	$3,086
Percentage of net sales	9.2%	10.4%	8.8%	10.1%

Research and Development (“R&D”)

Expenditures for R&D increased 36% or $123 million to $464 million during the third quarter of 2010 compared to the same period in 2009, and increased 32% or $313 million to $1.3 billion during the first nine months of 2010 compared to the same period in 2009. These increases were due primarily to an increase in headcount in the current year to support expanded R&D activities. In addition, $19 million and $64 million of software development costs were capitalized related to Mac OS X Version 10.6 Snow Leopard and excluded from R&D expense during the three- and nine-month periods ended June 27, 2009, respectively, while no software development costs were capitalized during the three- and nine-month periods ended June 26, 2010. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to continue to invest in R&D to remain competitive.

Selling, General, and Administrative (“SG&A”)

SG&A expenditures increased $428 million or 42% to $1.4 billion during the third quarter of 2010 compared to the same period in 2009, and increased $860 million or 28% to $3.9 billion during the first nine months of 2010 compared to the same period in 2009. These increases were due primarily to the Company’s continued expansion of its Retail segment, higher spending on marketing and advertising, higher stock-based compensation expenses, and increased variable costs associated with the overall growth of the Company’s net sales.

Other Income and Expense

Total other income and expense decreased $2 million or 3% to $58 million during third quarter of 2010 compared to the same period of 2009, and decreased $140 million or 50% to $141 million during the first nine months of 2010 compared to the same period in 2009. The overall decrease in other income and expense is primarily attributable to the decline in interest rates on a year-over-year basis, partially offset by the Company’s higher cash, cash equivalents and marketable securities balances. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities decreased to 0.76% in the third quarter of 2010 from 1.11% in the third quarter of 2009. During the third quarter and first nine months of 2010 and 2009, the Company had no debt outstanding and accordingly did not incur any related interest expense.

The Company’s investment portfolio had gross unrealized gains of $113 million and $73 million as of June 26, 2010 and September 26, 2009, respectively, which were partially offset by gross unrealized losses of $34 million and $16 million as of June 26, 2010 and September 26, 2009, respectively. As of June 26, 2010 and September 26, 2009, the gross unrealized gains related primarily to long-term marketable securities and the gross unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates or widening credit spreads.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company does not have the intent to sell, nor is it more likely than not the Company will be required to sell, any investment before recovery of its amortized cost basis. Accordingly, no significant declines in fair value were recognized in the Company’s Condensed Statements of Operations during the three- and nine-month periods ended June 26, 2010 and June 27, 2009. The Company may sell its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The

Company recognized no significant net gains or losses during the three- and nine-month periods ended June 26, 2010 and June 27, 2009 related to such sales.

Provision for Income Taxes

The Company’s effective tax rates for the three- and nine-month periods ended June 26, 2010 were approximately 24% and 26%, respectively, compared to approximately 32% for both the three- and nine-month periods ended June 26, 2009. The Company’s effective rates for both periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate during the third quarter of 2010 as compared to the same quarter in 2009 is due primarily to an increase in foreign earnings on which U.S. income taxes have not been provided as such earnings are intended to be indefinitely reinvested outside the U.S.

The Internal Revenue Service (the “IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2004 through 2006 and proposed certain adjustments. The Company has contested certain of these adjustments through the IRS Appeals Office. The IRS is currently examining the years 2007 through 2009. All IRS audit issues for years prior to 2004 have been resolved. During the third quarter of 2010, the Company reached a tax settlement with the IRS for the years 2002 through 2003. In addition, the Company is subject to audits by state, local, and foreign tax authorities. Management believes that adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with management’s expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of June 26, 2010 and September 26, 2009 (in millions):

	June 26, 2010	September 26, 2009
Cash, cash equivalents and marketable securities	$45,839	$33,992
Accounts receivable, net	$3,447	$3,361
Inventory	$942	$455
Working capital	$20,421	$20,049

As of June 26, 2010, the Company had $45.8 billion in cash, cash equivalents and marketable securities, an increase of $11.8 billion from September 26, 2009. The principal component of this net increase was the cash generated by operating activities of $12.9 billion, which was partially offset by payments for acquisition of property, plant and equipment of $1.2 billion and payments made in connection with business acquisitions, net of cash acquired, of $615 million.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities with a minimum rating of single-A. As of June 26, 2010 and September 26, 2009, $27.1 billion and $17.4 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s capital expenditures were $1.6 billion during the first nine months of 2010, consisting of approximately $280 million for Retail store facilities and $1.3 billion for other capital expenditures. The Company’s actual cash payments for these capital expenditures during the first nine months of 2010 were $1.2 billion.

The Company anticipates utilizing approximately $2.5 billion for capital expenditures during 2010, including approximately $400 million for Retail store facilities and approximately $2.1 billion for product tooling and manufacturing process equipment, real estate acquisitions, and corporate facilities and infrastructure, including information systems enhancements.

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

Lease Commitments

As of September 26, 2009, the Company had total outstanding commitments on noncancelable operating leases of $1.9 billion, $1.5 billion of which are related to the lease of retail space and related facilities. The Company’s major facility leases are generally for terms of one to 20 years and generally provide renewal options for terms of one to five additional years. Leases for retail space are for terms of five to 20 years, the majority of which are for ten years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space increased to $1.7 billion as of June 26, 2010.

Purchase Commitments with Contract Manufacturers and Component Suppliers

The Company utilizes several contract manufacturers to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These contract manufacturers acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of June 26, 2010, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $6.2 billion.

The Company has entered into prepaid long-term supply agreements to secure the supply of certain inventory components. As of June 26, 2010, the Company had a total of $991 million of inventory component prepayments outstanding, which $161 million is classified as other current assets and $830 million is classified as other assets in the Condensed Consolidated Balance Sheets. The Company had a total of $1.2 billion of inventory component prepayments outstanding as of September 26, 2009, of which $309 million was classified as other current assets and $844 million was classified as other assets in the Condensed Consolidated Balance Sheets.

Other Obligations

Other outstanding obligations were $256 million as of June 26, 2010, primarily related to advertising, research and development, Internet and telecommunications services, and other obligations.

As of June 26, 2010, the Company had gross unrecognized tax benefits of $879 million and an additional $217 million for gross interest and penalties classified as non-current liabilities in the Condensed Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Indemnifications

The Company generally does not indemnify its operating system and application software customers against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for indemnification costs as of either June 26, 2010 or September 26, 2009.

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers’ liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not materially adversely affected the Company’s financial condition or operating results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk profile has not changed significantly during the first nine months of 2010.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. All short-term marketable securities have maturities less than 12 months, while all long-term marketable securities have maturities greater than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no significant net gains or losses during the three- and nine-month periods ended June 26, 2010 and June 27, 2009 related to such sales.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 26, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 26, 2010, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the third quarter of 2010 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action against the Company in San Francisco County Superior Court on February 17, 2005 on behalf of putative classes of consumers and resellers. The case was transferred to Santa Clara Superior Court in May 2005. In general, the consumer plaintiffs allege that the Company “shorted” the coverage provided under its warranties and AppleCare Protection Plan extended service contracts and sold plaintiffs used products that were represented to be new. In general, the reseller plaintiffs allege that the Company damaged their businesses by opening the Apple retail stores and making misrepresentations in connection with doing so. The complaint seeks unspecified damages and other relief. On October 28, 2009, the Court granted the consumer plaintiffs’ motion to certify a class relating to their “shorting” claims, but denied class certification as to their “used as new” claims. The Company filed a motion to decertify the consumer class, which was heard on July 14, 2010. The reseller plaintiffs have also filed a motion to certify a class of Apple specialist resellers, which is set for hearing on September 28, 2010. This case is currently pending.

Harvey v. Apple Inc.

Plaintiff filed this action against the Company on August 6, 2007, in the United States District Court for the Eastern District of Texas alleging infringement by the Company of U.S. Patent Nos. 6,753,671 and 6,762,584. The complaint seeks unspecified damages and other relief. On October 8, 2009, the case was transferred to the Northern District of California. The parties reached a settlement and the case has been dismissed.

In re Apple & ATTM Antitrust Litigation

This is a purported class action filed against the Company and AT&T Mobility in the United States District Court for the Northern District of California. The Consolidated Complaint alleges that the Company and AT&T Mobility violated the federal antitrust laws by monopolizing and/or attempting to monopolize the “aftermarket for voice and data services” for the iPhone and that the Company monopolized and/or attempted to monopolize the “aftermarket for software applications for iPhones.” The Consolidated Complaint also alleges that Apple violated numerous laws by intentionally “bricking” (rendering inoperable) iPhones through the release of iPhone software update 1.1.1. On July 8, 2010, the Court granted Apple’s motion for summary judgment on all of plaintiffs’ claims related to the alleged bricking of iPhones. In the same July 8, 2010 order the Court granted in part plaintiffs’ motion for class certification, certifying a class related to plaintiffs’ antitrust claims. This case is currently pending.

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

Nokia Corporation v. Apple Inc.; Apple Inc. v. Nokia Corporation

Nokia Corporation (“Nokia”) and the Company have asserted multiple claims against one another in lawsuits pending in the United States District Courts for the Districts of Delaware and Wisconsin, and in the International Trade Commission. These cases include claims and counterclaims by Nokia and the Company of patent infringement related to iPhones, iPods, iPads and Apple computers, and Nokia’s mobile computing devices. Nokia alleges that certain of its asserted patents are essential to one or more of the GSM, UMTS and 802.11 wireless communications standards, and acknowledges its commitment to license them on fair, reasonable, and non-discriminatory (“FRAND”) terms and conditions. Nokia seeks unspecified FRAND compensation, damages and other declaratory and injunctive relief in these pending District Court actions as well as an exclusion order from the ITC. The Company also has asserted claims and counterclaims for declaratory judgments of non-infringement and invalidity of Nokia’s asserted patents as well as for breach of contract, promissory estoppel and antitrust violations.

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

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Somers v. Apple Inc.

The first-listed action is a consolidated case filed in the United States District Court for the Northern District of California combining two cases previously pending under the names Charoensak v. Apple Computer Inc. (formerly Slattery v. Apple Computer Inc., filed on January 3, 2005) and Tucker v. Apple Computer, Inc. (filed on July 21, 2006). A Consolidated Complaint was filed on April 17, 2007 on behalf of a purported class of direct purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power. The Court granted partial certification of plaintiffs’ monopolization claims and subsequently de-certified these claims. The Court also dismissed plaintiffs’ tying claims. Plaintiffs subsequently filed an Amended Consolidated Complaint seeking unspecified damages and other relief pursuant to § 2 of the Sherman Act (15 U.S.C. § 2), California Business & Professions Code §16700 et seq. (the Cartwright Act), California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law, and preserving for appeal the dismissed tying claims. The Court dismissed all claims in the Amended Consolidated Complaint other than the Sherman Act § 2 and California Business & Professions Code §17200 claims. This case is currently pending.

A related complaint, Somers v. Apple Inc., was filed on December 31, 2007, in the United States District Court for the Northern District of California on behalf of a purported class of indirect purchasers, alleging various claims including alleged unlawful tying of music and videos purchased on the iTunes Store with the purchase of iPods and vice versa and unlawful acquisition or maintenance of monopoly market power under §§1 and 2 of the Sherman Act, the Cartwright Act, California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. Plaintiff subsequently filed an Amended Complaint on behalf of purported classes of indirect iPod purchasers and direct purchasers of music from the iTunes Store, seeking unspecified damages and other relief pursuant to Sherman Act § 2 and California Business & Professions Code §17200, and preserving for appeal the dismissed tying claims, claims for the overcharge of the iPod, and claims under the Cartwright Act, Consumers Legal Remedies Act, and common law monopolization. This case is currently pending.

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

Vitt v. Apple Computer, Inc.

Plaintiff filed this purported class action on November 7, 2006, in the United States District Court for the Central District of California on behalf of a purported nationwide class of all purchasers of the iBook G4 alleging that the computer’s logic board fails at an abnormally high rate. The complaint alleges violations of California Business & Professions Code §17200 (unfair competition) and California Business & Professions Code §17500 (false advertising). The complaint seeks unspecified damages and other relief. On May 21, 2010, the Court granted the Company’s motion to dismiss the case with prejudice. This case is currently on appeal.

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

The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrues necessary cancellation fee reserves for orders of excess products and components. The Company also reviews its long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment has occurred, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although the Company believes its inventory and other asset related provisions are currently adequate, no assurance can be given that, given the rapid and unpredictable pace of product obsolescence in the personal computer, mobile communications, and consumer electronics industries, the Company will not incur additional inventory or asset related charges. Such charges have, and could, materially adversely affect the Company’s financial condition and operating results.

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

Because the Company currently obtains certain key components including but not limited to microprocessors, enclosures, certain LCDs, certain optical drives, and application-specific integrated circuits (“ASICs”), from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including but not limited to NAND flash memory, DRAM and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. The follow-on effects from the credit crisis on the Company’s key suppliers, referred to in “Economic conditions could materially adversely affect the Company” above, which is incorporated herein by reference, also could affect the Company’s ability to obtain key components. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that could materially adversely affect the Company’s financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first nine months of 2010, largely due to flat or reduced average selling prices on new and innovative products that have higher cost structures and deliver greater value to customers, a stronger U.S. dollar, and both expected and potential future cost increases for key components. For additional information refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin,” which is incorporated herein by reference.

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

Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by external vendors in California, Texas, China, the Czech Republic and Korea. Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Germany, Ireland, Israel, Japan, Korea, Malaysia, the Netherlands, the Philippines, Taiwan, Thailand and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the Company’s Mac products, iPhones, iPads and iPods. If manufacturing or logistics in these locations is disrupted for any reason, including but not limited to, natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s financial condition and operating results could be materially adversely affected.

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

With the introduction of iPhones and 3G enabled iPads, the Company has begun to compete with mobile communication device companies that hold significant patent portfolios. Regardless of the scope or validity of such patents or the merits of any potential patent claims by competitors, the Company may have to engage in protracted litigation, enter into expensive agreements or settlements and/or modify its products. Any of these events could have a material adverse impact on the Company’s financial condition and operating results.

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

The Company distributes its products through wholesalers, resellers, national and regional retailers, value-added resellers, and cataloguers, many of whom distribute products from competing manufacturers. The Company also sells many of its products and resells third-party products in most of its major markets directly to customers, certain education customers, cellular network carriers’ distribution channels and certain resellers through its online and retail stores.

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

Through June 26, 2010, the Company had opened 293 retail stores. The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space with terms ranging from five to 20 years, the majority of which are for ten years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could materially adversely affect the Company’s financial condition and operating results.

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

In the U.S., Germany and certain other countries, the Company has contracted with a single carrier to provide cellular network services for iPhone on an exclusive basis. If these exclusive carriers cannot successfully compete with other carriers in their markets on any basis, including but not limited to the quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and other terms or conditions of customer contracts, or if these exclusive carriers fail to promote iPhone aggressively or favor other handsets in their promotion and sales activities or service plans, sales may be materially adversely affected.

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

Mobile communication devices, such as iPhones and 3G enabled iPads, are subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates, which could materially adversely affect the Company’s financial condition and operating results.

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

Information technology system failures, network disruptions and breaches of data security caused by such factors, including but not limited to, earthquakes, fire, theft, fraud, malicious attack or other causes could disrupt the Company’s operations by causing delays or cancellation of customer, including channel partner, orders, negatively affecting the Company’s online, iTunes, MobileMe and retail offerings and services, impeding the manufacture or shipment of products, processing transactions and reporting financial results, resulting in the unintentional disclosure of customer or Company information, or damage to the Company’s reputation. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect the Company’s financial condition and operating results.

The Company expects its quarterly revenue and operating results to fluctuate for a variety of reasons.

The Company’s profit margins vary among its products and its distribution channels. The Company’s software, accessories, and service and support contracts generally have higher gross margins than certain of the Company’s other products. Gross margins on the Company’s hardware products vary across product lines and can change over time as a result of product transitions, pricing and configuration changes, and component, warranty, and other cost fluctuations. The Company’s direct sales generally have higher associated gross margins than its indirect sales through its channel partners. In addition, the Company’s gross margin and operating margin percentages, as well as overall profitability, may be materially adversely impacted as a result of a shift in product, geographic or channel mix, new products, component cost increases, strengthening U.S. dollar, or price competition. The Company has typically experienced greater net sales in the first and fourth fiscal quarters compared to the second and third fiscal quarters due to seasonal demand related to the holiday season and the beginning of the school year, respectively. Furthermore, the Company sells more products from time-to-time during the third month of a quarter than it does during either of the first two months. Developments late in a quarter, such as lower-than-anticipated demand for the Company’s products, issues with new product introductions, an internal systems failure, or failure of one of the Company’s key logistics, components supply, or manufacturing partners, could have a material adverse impact on the Company’s financial condition and operating results.

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

The Company derives a significant portion of its revenue and earnings from its international operations. Compliance with U.S. and foreign laws and regulations that apply to the Company’s international operations, including without limitation import and export requirements, the Foreign Corrupt Practices Act, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls and cash repatriation restrictions, data privacy requirements, labor laws, and anti-competition regulations, increases the costs of doing business in foreign jurisdictions, and such costs may rise in the future as a result of changes in these laws and regulations or in their interpretation. Furthermore, the Company has implemented policies and procedures designed to ensure compliance with these laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies. Any such violations could individually or in the aggregate materially adversely affect the Company’s financial condition or operating results.

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

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements. This risk is heightened during periods when economic conditions worsen.

A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by contract manufacturers and other vendors that manufacture sub-assemblies or assemble final products for the Company. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of certain inventory components. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could materially adversely affect the Company’s financial condition and operating results.

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

Changes in the Company’s tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities could affect its future results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Index to Exhibits

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2	By-Laws of the Registrant, as amended through May 27, 2009.	8-K	6/2/09

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through March 8, 2010.	10-Q	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.5*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Form of Option Agreements.	10-K	9/24/05

10.8*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.9*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.10*	Transition Agreement and Settlement Agreement and Release dated as of November 3, 2008 by and between the Registrant and Anthony Fadell.	10-Q	12/27/08

14.1	Business Conduct Policy of the Registrant dated February 2009.	10-Q	3/28/09

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

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

July 21, 2010	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer Senior Vice President, Chief Financial Officer