Form 10-K
period 2010-09-25
APPLE INC
filed 2010-10-27
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2010

or

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of March 27, 2010, was approximately $208,565,000,000 based upon the closing price reported for such date on the NASDAQ Global Select Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

917,307,099 shares of Common Stock Issued and Outstanding as of October 15, 2010

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Company Background

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures and markets a range of personal computers, mobile communication and media devices, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include Macintosh (“Mac”) computers, iPhone, iPad, iPod, Apple TV, Xserve, a portfolio of consumer and professional software applications, the Mac OS X and iOS operating systems, third-party digital content and applications through the iTunes Store, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its retail stores, online stores, and direct sales force and third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPhone, iPad and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals, through its online and retail stores. The Company sells to consumer, small and mid-sized business (“SMB”), education, enterprise, government and creative markets. The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. Unless otherwise stated, all information presented in this Form 10-K is based on the Company’s fiscal calendar. The Company is a California corporation founded in 1977.

Business Strategy

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software, peripherals, services, and Internet offerings. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to the development and enhancement of innovative products and technologies. In conjunction with its strategy, the Company continues to build and host a robust platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. The iTunes Store includes the App Store and iBookstore, which allow customers to discover and download third-party applications and books through either a Mac or Windows-based computer or wirelessly through an iPhone, iPad or iPod touch. The Company also works to support a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. Additionally, the Company’s strategy includes expanding its distribution to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle and productivity solutions.

Consumer and Small and Mid-Sized Business

The Company believes a high-quality buying experience with knowledgeable salespersons who can convey the value of the Company’s products and services greatly enhances its ability to attract and retain customers. The Company sells many of its products and resells certain third-party products in most of its major markets directly to consumers and businesses through its retail and online stores. The Company has also invested in programs to enhance reseller sales by placing high quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of integration and support services, and product expertise.

As of September 25, 2010, the Company had opened a total of 317 retail stores, including 233 stores in the U.S. and 84 stores internationally. The Company has typically located its stores at high-traffic locations in quality shopping malls and urban shopping districts. By operating its own stores and locating them in desirable high-traffic locations, the Company is better positioned to control the customer buying experience and attract new customers. The stores are designed to simplify and enhance the presentation and marketing of the Company’s products and related solutions. To that end, retail store configurations have evolved into various sizes to accommodate market-specific demands. The Company believes providing direct contact with its targeted customers is an effective way to demonstrate the advantages of its products over those of its competitors. The stores employ experienced and knowledgeable personnel who provide product advice, service and training. The stores offer a wide selection of third-party hardware, software, and various other accessories and peripherals that complement the Company’s products.

Education

Throughout its history, the Company has focused on the use of technology in education and has been committed to delivering tools to help educators teach and students learn. The Company believes effective integration of technology into classroom instruction can result in higher levels of student achievement, especially when used to support collaboration, information access, and the expression and representation of student thoughts and ideas. The Company has designed a range of products, services and programs to address the needs of education customers, including individual laptop programs and education road shows. In addition, the Company supports mobile learning and real-time distribution and accessibility of education related materials through iTunes U, which allows students and teachers to share and distribute educational media directly through their computers and mobile communication and media devices. The Company sells its products to the education market through its direct sales force, select third-party resellers and its online and retail stores.

Enterprise, Government and Creative

The Company also sells its hardware and software products to customers in enterprise, government and creative markets in each of its geographic segments. These markets are also important to many third-party developers who provide Mac-compatible hardware and software solutions. Customers in these markets utilize the Company’s products because of their high-powered computing performance and expansion capabilities, networking functionality, and seamless integration with complementary products. The Company designs its high-end hardware solutions to incorporate the power, expandability, compatibility and other features desired by these markets.

Other

In addition to consumer, SMB, education, enterprise, government and creative markets, the Company provides hardware and software products and solutions for customers in the information technology and scientific markets.

Business Organization

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, Europe, Japan, Asia-Pacific and Retail. The Americas, Europe, Japan and

Asia-Pacific reportable segments do not include activities related to the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asia, but does not include Japan. The Retail segment operates Apple-owned retail stores in the U.S. and in international markets. Each reportable operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Part II, Item 7 of this Form 10-K under the subheading “Segment Operating Performance,” and in Part II, Item 8 of this Form 10-K in Notes to Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Products

The Company offers a range of personal computing products, mobile communication and media devices, and portable digital music players, as well as a variety of related software, services, peripherals, networking solutions and various third-party hardware and software products. In addition, the Company offers its own software products, including Mac OS® X, the Company’s proprietary operating system software for the Macintosh® (“Mac”); iOS, the Company’s proprietary mobile operating system; server software and application software for consumer, education, and business customers. The Company’s primary products are discussed below.

Mac Hardware Products

The Company offers a range of personal computing products including desktop and portable computers, Xserve® servers, related devices and peripherals, and various third-party hardware products. The Company’s Mac desktop and portable systems feature Intel microprocessors, the Company’s Mac OS X Version 10.6 Snow Leopard® (“Mac OS X Snow Leopard”) operating system and the iLife® suite of software for creation and management of digital photography, music, movies, DVDs and websites.

The Company’s desktop computers include iMac®, Mac® Pro and Mac® mini. The iMac desktop computer is an all-in-one design that incorporates a display, processor, graphics card, hard drive, optical drive, memory and other components inside a single enclosure. The Mac Pro desktop computer is targeted at business and professional customers and is designed to meet the performance, expansion, and networking needs of the most demanding Mac user. The Mac mini is a desktop computer in a compact enclosure.

The Company’s portable computers include MacBook®, MacBook® Pro and MacBook Air®. MacBook is a portable computer designed for consumer and education users. MacBook Pro is a portable computer designed for professionals and consumers. MacBook Air is a high performance, ultra-slim notebook computer designed for professionals and consumers.

iTunes®

iTunes digital music management software (“iTunes”) is an application for playing, downloading, and organizing digital audio and video files and is available for both Mac and Windows-based computers. iTunes 10 features Ping, a music-oriented social network, AirPlay® wireless music playback, Genius Mixes, Home Sharing, and improved syncing functionality with the Company’s mobile communication and media devices.

iTunes is integrated with the iTunes Store®, a service that allows customers to find, purchase, rent, and download third-party digital music, audio books, music videos, short films, television shows, movies, podcasts, games, and other applications. The iTunes Store currently serves customers in 23 countries. The iTunes Store includes the Company’s App Store™ and iBookstore™. The App Store allows customers to discover and download third-party applications, and the iBookstore features electronic books from major and independent publishers and provides customers a place to preview and buy books for their mobile communication and media devices. Customers can access the App Store through either a Mac or Windows-based computer or wirelessly through an iPhone®, iPad™ or iPod touch®. The iBookstore is accessed through the iBooks® application on an iPhone, iPad or iPod touch.

iPhone

iPhone combines a mobile phone, a widescreen iPod® with touch controls, and an Internet communications device in a single handheld product. Based on the Company’s Multi-Touch™ user interface, iPhone features desktop-class email, web browsing, searching, and maps and is compatible with both Macs and Windows-based computers. iPhone automatically syncs content from users’ iTunes libraries, as well as contacts, bookmarks, and email accounts. iPhone allows customers to access the iTunes Store to download audio and video files, as well as a variety of other digital content and applications. In June 2010, the Company introduced the iPhone 4 featuring an all-new design, FaceTime® video calling, a new high resolution Retina™ display, a 5 megapixel camera with LED flash and front facing camera, high definition video recording, Apple’s A4 processor and a 3-axis gyroscope. In addition to the Company’s own iPhone accessories, third-party iPhone compatible products are available through the Company’s online and retail stores and from third parties.

The Company has signed multi-year agreements with various cellular network carriers authorizing them to distribute and provide cellular network services for iPhones. These agreements are generally not exclusive with a specific carrier, except in the U.S.

iPad

In January 2010, the Company introduced iPad, a multi-purpose mobile device for browsing the web, reading and sending email, viewing photos, watching videos, listening to music, playing games, reading e-books and more. iPad is based on the Company’s Multi-Touch technology and allows customers to connect with their applications and content in a more interactive way. iPad allows customers to access the iTunes Store to download audio and video files, as well as a variety of other digital content and applications. In addition to the Company’s own iPad accessories, third-party iPad compatible products are available through the Company’s online and retail stores and from third parties.

iPod

The Company’s iPod line of portable digital music and media players is comprised of iPod touch, iPod nano®, iPod shuffle® and iPod classic®. All iPods work with iTunes. In addition to the Company’s own iPod accessories, third-party iPod compatible products are available, either through the Company’s online and retail stores or from third parties.

The iPod touch is a flash-memory-based iPod with a widescreen display and a Multi-Touch user interface. The Company’s latest iPod touch, introduced in September 2010, includes features such as a Retina display, FaceTime video calling, high definition video recording and Game Center. iPod touch allows customers to access the iTunes Store to download audio and video files, as well as a variety of other digital content and applications. The Company’s latest iPod nano, introduced in September 2010, is a flash-memory-based iPod that has been redesigned to feature the Company’s Multi-Touch interface allowing customers to navigate their music collection by tapping or swiping the display. The new iPod nano features a polished aluminum and glass enclosure with a built-in clip. iPod shuffle, which was updated in September 2010, is a flash-memory-based iPod that features a clickable control pad to control music playback and VoiceOver technology enabling customers to hear song titles, artists and playlist names. The iPod classic is a hard-drive based portable digital music and video player.

Displays & Peripheral Products

The Company manufactures the Apple Cinema High Definition Display™ and sells a variety of Apple-branded and third-party Mac-compatible peripheral products, including printers, storage devices, computer memory, digital video and still cameras, and various other computing products and supplies.

Apple TV®

Apple TV is a device that allows customers to rent and watch movies and television shows on their television. Content from Netflix, YouTube, Flickr and MobileMe™, as well as music, photos and videos from a Mac or Windows-based computer can also be wirelessly streamed to a television through Apple TV.

Software Products and Computer Technologies

The Company offers a range of software products for consumer, SMB, education, enterprise, government, and creative customers, including the Company’s proprietary Mac OS X and iOS operating system software; server software and related solutions; professional application software; and consumer, education, and business oriented application software.

Operating System Software

Mac OS X

Mac OS X is built on an open-source UNIX-based foundation. Mac OS X Snow Leopard is the seventh major release of Mac OS X and became available in August 2009. Mac OS X Snow Leopard features upgraded speed and performance and includes a new version of QuickTime® X, support for Microsoft Exchange Server 2007 and VoiceOver integration with the Multi-Touch trackpad. Mac OS X offers Stacks, a means of easily accessing files from the Dock; Finder® that lets users quickly browse and share files between multiple Macs; Quick Look, a way to instantly see files without opening an application; Spaces®, a feature used to create groups of applications and instantly switch between them; and Time Machine®, a way to automatically back up all of the contents of a Mac.

iOS

iOS is the Company’s mobile operating system that serves as the foundation for iPhone, iPad and iPod touch. In June 2010, the Company launched iOS 4, the latest version of the Company’s mobile operating system. iOS 4 features Multitasking that allows customers to move between applications, Folders to organize and easily access applications, a unified Mail inbox, support for the iAd™ mobile advertising platform, and the iBooks reader and iBookstore. The iAd mobile advertising platform provides media rich advertisements which allows mobile device customers to engage with an ad without being removed from the applications they are currently using. iOS 4 became available for iPhone 3G, iPhone 3GS, iPhone 4, and second and third generation iPod touch in June 2010, and is expected to be available for iPad in November 2010. Certain features of the iOS 4 software will not function on certain earlier iPhone and iPod touch models.

Application Software

iLife

iLife ’11 is the latest version of the Company’s consumer-oriented digital lifestyle application suite included with all Mac computers. iLife features iPhoto®, iMovie®, iDVD®, GarageBand®, and iWeb™. iPhoto is the Company’s consumer-oriented digital photo software application and iMovie is the Company’s consumer-oriented digital video editing software application. iDVD is the Company’s consumer-oriented software application that enables customers to turn iMovie files, QuickTime files, and digital pictures into interactive DVDs. GarageBand is the Company’s consumer-oriented music creation software application that allows customers to play, record and create music. iWeb allows customers to create online photo albums, blogs and podcasts, and to customize websites using editing tools.

iWork®

iWork ’09 is the latest version of the Company’s integrated productivity suite designed to help users create, present, and publish documents, presentations, and spreadsheets. iWork ’09 includes updates to Pages® ’09 for word processing and page layout, Keynote® ’09 for presentations, and Numbers® ’09 for spreadsheets. In January 2010, the Company also introduced a new version of iWork for iPad, a productivity suite including versions of Pages, Keynote and Numbers designed specifically for Multi-Touch.

Other Application Software

The Company also sells various other application software, including Final Cut Studio®, Final Cut® Express, Final Cut® Server, Logic Studio®, Logic® Express 9, Logic Studio® Pro, and its FileMaker® Pro database software.

Internet Software and Services

The Company is focused on delivering seamless integration with and access to the Internet throughout the Company’s products and services. The Company’s Internet solutions adhere to many industry standards to provide an optimized user experience. Safari 5® is the latest version of the Company’s web browser that is compatible with Macs and Windows-based computers. MobileMe is an annual subscription-based suite of Internet services that delivers email, contacts and calendars to and from native applications on iPhone, iPad, iPod touch, Macs, and Windows-based computers.

Product Support and Services

AppleCare® offers a range of support options for the Company’s customers. These options include assistance that is built into software products, printed and electronic product manuals, online support including comprehensive product information as well as technical assistance, and the AppleCare Protection Plan (“APP”). APP is a fee-based service that typically includes two to three years of phone support and hardware repairs, dedicated web-based support resources, and user diagnostic tools.

Markets and Distribution

The Company’s customers are primarily in the consumer, SMB, education, enterprise, government and creative markets. The Company utilizes a variety of direct and indirect distribution channels, such as its retail stores, online stores, and direct sales force, and third-party cellular network carriers, wholesalers, retailers, and value-added resellers. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available on its products, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing direct contact with its targeted customers is an effective way to demonstrate the advantages of its products over those of its competitors and providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by expanding the number of its own retail stores worldwide. Additionally, the Company has invested in programs to enhance reseller sales by placing high quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of integration and support services, and product expertise.

One of the Company’s customers accounted for 11% of net sales in 2009; there was no single customer that accounted for more than 10% of net sales in 2010 or 2008.

Competition

The Company is confronted by aggressive competition in all areas of its business. The markets for the Company’s products and services are highly competitive. These markets are characterized by frequent product introductions and rapid technological advances that have substantially increased the capabilities and use of personal computers, mobile communication and media devices, and other digital electronic devices. The Company’s competitors who sell personal computers based on other operating systems have aggressively cut prices and lowered their product margins to gain or maintain market share. The Company’s financial condition and operating results can be adversely affected by these and other industry-wide downward pressures on gross margins. The principal competitive factors include price, product features, relative price/performance, product quality and reliability, design innovation, availability of software and peripherals, marketing and distribution capability, service and support, and corporate reputation.

The Company is focused on expanding its market opportunities related to mobile communication and media devices, including iPhone and iPad. The mobile communications and media device industries are highly competitive and include several large, well-funded and experienced participants. The Company expects competition in these industries to intensify significantly as competitors attempt to imitate some of the iPhone and iPad features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. These industries are characterized by aggressive pricing practices, frequent product introductions, evolving design approaches and technologies, rapid adoption of technological and product advancements by competitors, and price sensitivity on the part of consumers and businesses.

The Company’s iPod and digital content services have faced significant competition from other companies promoting their own digital music and content products and services, including those offering free peer-to-peer music and video services. The Company believes it offers superior innovation and integration of the entire solution including the hardware (personal computer, iPhone, iPad and iPod), software (iTunes), and distribution of digital content and applications (iTunes Store, App Store and iBookstore). Some of the Company’s current and potential competitors have substantial resources and may be able to provide such products and services at little or no profit or even at a loss to compete with the Company’s offerings. Alternatively, these competitors may collaborate with each other to offer solutions that are more integrated than those they currently offer.

The Company’s future financial condition and operating results are substantially dependent on the Company’s ability to continue to develop and offer new innovative products and services in each of the markets it competes in.

Supply of Components

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

The Company and other participants in the personal computer, and mobile communication and media device industries also compete for various components with other industries that have experienced increased demand for their products. In addition, the Company uses some custom components that are not common to the rest of these industries, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements.

Substantially all of the Company’s Macs, iPhones, iPads, iPods, logic boards and other assembled products are manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few outsourcing partners of the Company, including Hon Hai Precision Industry Co. Ltd. and Quanta Computer, Inc. The Company’s outsourced manufacturing is often performed in single locations. Certain of these outsourcing partners are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company’s key products, including but not limited to final assembly of substantially all of the Company’s Macs, iPhones, iPads and iPods. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover the Company’s requirements for periods ranging from 30 to 150 days.

The Company sources components from a number of suppliers and manufacturing vendors. The loss of supply from any of these suppliers or vendors, whether temporary or permanent, could materially adversely affect the Company’s business and financial condition.

Research and Development

Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully is heavily dependent upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. The Company continues to develop new products and technologies and to enhance existing products that expand the range of its product offerings and intellectual property through licensing and acquisition of third-party business and technology. Total research and development expense was $1.8 billion, $1.3 billion and $1.1 billion in 2010, 2009 and 2008, respectively.

Patents, Trademarks, Copyrights and Licenses

The Company currently holds rights to patents and copyrights relating to certain aspects of its Macs, iPhone, iPad and iPod devices, peripherals, software and services. In addition, the Company has registered and/or has applied to register, trademarks and service marks in the U.S. and a number of foreign countries for “Apple,” the Apple logo, “Macintosh,” “Mac,” “iPhone,” “iPad,” “iPod,” “iTunes,” “iTunes Store,” “Apple TV,” “MobileMe” and numerous other trademarks and service marks. Although the Company believes the ownership of such patents, copyrights, trademarks and service marks is an important factor in its business and that its success does depend in part on the ownership thereof, the Company relies primarily on the innovative skills, technical competence and marketing abilities of its personnel.

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

Many of the Company’s products are designed to include intellectual property obtained from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of its products and business methods, the Company believes, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms; however, there is no guarantee such licenses could be obtained at all. Because of technological changes in the industries in which the Company competes, current extensive patent coverage, and the rapid rate of issuance of new patents, it is possible certain components of the Company’s products and business methods may unknowingly infringe existing patents or intellectual property rights of others. From time to time, the Company has been notified that it may be infringing certain patents or other intellectual property rights of third parties.

Foreign and Domestic Operations and Geographic Data

The U.S. represents the Company’s largest geographic marketplace. Approximately 44% of the Company’s net sales in 2010 came from sales to customers inside the U.S. Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by external vendors in California, Texas, the People’s Republic of China (“China”), the Czech Republic and the Republic of Korea (“Korea”). Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Germany, Ireland, Israel, Japan, Korea, Malaysia, the Netherlands, the Philippines, Taiwan, Thailand and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the Company’s Macs, iPhones, iPads and iPods. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, can be adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including tariffs and antidumping penalties.

Information regarding financial data by geographic segment is set forth in Part II, Item 7 and Item 8 of this Form 10-K and in Notes to Consolidated Financial Statements at Note 9, “Segment Information and Geographic Data.”

Seasonal Business

The Company has historically experienced increased net sales in its first and fourth fiscal quarters compared to other quarters in its fiscal year due to seasonal demand of consumer markets related to the holiday season and the beginning of the school year; however, this pattern has been less pronounced following the introductions of iPhone and iPad. This historical pattern should not be considered a reliable indicator of the Company’s future net sales or financial performance.

Warranty

The Company offers a basic limited parts and labor warranty on most of its hardware products, including Macs, iPhones, iPads and iPods. The basic warranty period is typically one year from the date of purchase by the original end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company’s hardware products. In addition, consumers may purchase the APP, which extends service coverage on many of the Company’s hardware products in most of its major markets.

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

Environmental Laws

Compliance with federal, state, local and foreign laws enacted for the protection of the environment has to date had no significant effect on the Company’s capital expenditures, earnings, or competitive position. In the future, compliance with environmental laws could materially adversely affect the Company.

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

Employees

As of September 25, 2010, the Company had approximately 46,600 full-time equivalent employees and an additional 2,800 full-time equivalent temporary employees and contractors.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.apple.com/investor when such reports are available on the SEC website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

The Company’s operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may continue to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values, which could have a material negative effect on demand for the Company’s products and services. Demand also could differ materially from the Company’s expectations since the Company generally raises prices on goods and services sold outside the U.S. to offset the effect of a strengthening of the U.S. dollar. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could materially adversely affect demand for the Company’s products and services and the Company’s financial condition and operating results.

In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on the Company’s business, including the insolvency of key outsourced manufacturing partners or suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products and/or customer, including channel partner, insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting the Company’s treasury operations. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

Uncertainty about current global economic conditions could also continue to increase the volatility of the Company’s stock price.

Global markets for the Company’s products and services are highly competitive and subject to rapid technological change. If the Company is unable to compete effectively in these markets, its financial condition and operating results could be materially adversely affected.

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

The Company’s ability to compete successfully depends heavily on its ability to ensure a continuing and timely introduction of innovative new products and technologies to the marketplace. The Company believes it is unique in that it designs and develops nearly the entire solution for its products, including the hardware, operating system, numerous software applications, and related services. As a result, the Company must make significant investments in research and development and as such, the Company currently holds a significant number of patents and copyrights and has registered and/or has applied to register numerous patents, trademarks and service marks. By contrast, many of the Company’s competitors seek to compete primarily through aggressive pricing and very low cost structures. If the Company is unable to continue to develop and sell innovative new products with attractive margins or if other companies infringe on the Company’s intellectual property, the Company’s ability to maintain a competitive advantage could be negatively affected and its financial condition and operating results could be materially adversely affected.

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

The Company currently markets certain mobile communication and media devices, and third-party digital content and applications. The Company faces substantial competition from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. Additionally, the Company faces significant price competition as competitors reduce their selling prices and attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company also competes with illegitimate ways to obtain third-party digital content and applications. The Company has only recently entered the mobile communications and media device markets, and many of its competitors in these markets have significantly greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and/or experience and a lower cost structure, they may be able to provide such products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing these components seamlessly within their individual offerings or work collaboratively to offer integrated solutions.

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

Due to the highly volatile and competitive nature of the industries in which the Company competes, the Company must continually introduce new products, services and technologies, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. The success of new product introductions depends on a number of factors including but not limited to timely and successful product development, market acceptance, the Company’s ability to manage the risks associated with new products and production ramp issues, the availability of application software for new products, the effective management of purchase commitments and inventory levels in line with anticipated product demand, the availability of products in appropriate quantities and costs to meet anticipated demand, and the risk that new products may have quality or other defects in the early stages of introduction. Accordingly, the Company cannot determine in advance the ultimate effect of new product introductions and transitions on its financial condition and operating results.

The Company faces substantial inventory and other asset risk in addition to purchase commitment cancellation risk.

The Company records a write-down for product and component inventories that have become obsolete or exceed anticipated demand or net realizable value and accrues necessary cancellation fee reserves for orders of excess products and components. The Company also reviews its long-lived assets for impairment whenever events or changed circumstances indicate the carrying amount of an asset may not be recoverable. If the Company determines that impairment has occurred, it records a write-down equal to the amount by which the carrying value of the assets exceeds its fair market value. Although the Company believes its provisions related to inventory, other assets and purchase commitments are currently adequate, no assurance can be given that the Company will not incur additional related charges given the rapid and unpredictable pace of product obsolescence in the industries in which the Company competes. Such charges could materially adversely affect the Company’s financial condition and operating results.

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

Because the Company currently obtains certain key components including but not limited to microprocessors, enclosures, certain LCDs, certain optical drives, and ASICs, from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including but not limited to NAND flash memory, DRAM and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable pricing, but there is no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. The follow-on effects from the credit crisis on the Company’s key suppliers, referred to in “Economic conditions could materially adversely affect the Company” above, which is incorporated herein by reference, also could affect the Company’s ability to obtain key components. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that could materially adversely affect the Company’s financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2010, largely due to a higher mix of new and innovative products that have higher cost structures and deliver greater value to customers, and expected and potential future component cost and other cost increases. For additional information refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin,” which is incorporated herein by reference.

The Company and other participants in the personal computer, and mobile communication and media device industries compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of these industries. The Company’s new products often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements. If the supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected.

The Company depends on component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.

Substantially all of the Company’s components and products are manufactured in whole or in part by a few third-party manufacturers. Many of these manufacturers are located outside of the U.S., and are concentrated in several general locations. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. In addition, the Company relies on third-party manufacturers to adhere to the Company’s supplier code of conduct. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with contract manufacturers or otherwise, could materially adversely affect the Company’s reputation, financial condition and operating results.

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

Because of technological changes in the industries in which the Company competes, current extensive patent coverage, and the rapid issuance of new patents, it is possible that certain components of the Company’s products and business methods may unknowingly infringe the patents or other intellectual property rights of third parties. From time to time, the Company has been notified that it may be infringing such rights. Regardless of merit, responding to such claims can consume significant time and expense. At present, the Company is vigorously defending a number of patent infringement cases, and several pending claims are in various stages of evaluation. In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. If the Company is found to be infringing such rights, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology. While in management’s opinion the Company does not have a potential liability for damages or royalties from any known current legal proceedings or claims related to the infringement of patent or other intellectual property rights that would individually or in the aggregate materially adversely affect its financial condition and operating results, the results of such legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of the matters related to infringement of patent or other intellectual property rights of others or should several of these matters be resolved against the Company in the same reporting period, the Company’s financial condition and operating results could be materially adversely affected.

With the introduction of iPhones and 3G enabled iPads, the Company has begun to compete with mobile communication and media devices companies that hold significant patent portfolios. Regardless of the scope or validity of such patents or the merits of any potential patent claims by competitors, the Company may have to engage in protracted litigation, enter into expensive agreements or settlements and/or modify its products. Any of these events could have a material adverse impact on the Company’s financial condition and operating results.

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

The Company’s retail stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. The Company also has entered into substantial operating lease commitments for retail space, with terms ranging from five to 20 years, the majority of which are for ten years. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. Due to the high fixed cost structure associated with the Retail segment, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and severance costs that could materially adversely affect the Company’s financial condition and operating results.

Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties that could materially adversely affect the Company’s financial condition and operating results. These risks and uncertainties include, but are not limited to, macro-economic factors that could have a negative effect on general retail activity, as well as the Company’s inability to manage costs associated with store construction and operation, inability to sell third-party products at adequate margins, failure to manage relationships with existing retail channel partners, more challenging environment in managing retail operations outside the U.S., costs associated with unanticipated fluctuations in the value of retail inventory, and inability to obtain and renew leases in quality retail locations at a reasonable cost.

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

In the U.S. the Company relies on a single cellular network carrier to provide service for iPhone.

In the U.S. the Company has contracted with a single carrier to provide cellular network services for iPhone on an exclusive basis. If this exclusive carrier cannot successfully compete with other carriers in the U.S. market on any basis, including but not limited to the quality and coverage of wireless voice and data services, performance and timely build-out of advanced wireless networks, and pricing and other terms or conditions of customer contracts, or if this exclusive carrier fails to promote iPhone aggressively or favor other handsets in their promotion and sales activities or service plans, sales may be materially adversely affected.

The Company is subject to risks associated with laws, regulations and industry-imposed standards related to mobile communications and media devices.

Laws and regulations related to mobile communications and media devices in the many jurisdictions in which the Company operates are extensive and subject to change. Such changes, which could include but are not limited to restrictions on production, manufacture, distribution, and use of the device, locking the device to a carrier’s network, or mandating the use of the device on more than one carrier’s network, could materially adversely affect the Company’s financial condition and operating results.

Mobile communication and media devices, such as iPhones and 3G enabled iPads, are subject to certification and regulation by governmental and standardization bodies, as well as by cellular network carriers for use on their networks. These certification processes are extensive and time consuming, and could result in additional testing requirements, product modifications or delays in product shipment dates, which could materially adversely affect the Company’s financial condition and operating results.

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

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and the Company’s financial condition and operating results could be materially adversely affected.

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

The Company’s stock has at times experienced substantial price volatility due to a number of factors, including but not limited to variations between its actual and anticipated financial results, announcements by the Company and its competitors, and uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, the Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline, which could have a material adverse impact on investor confidence and employee retention.

The Company’s business is subject to the risks of international operations.

The Company derives a significant portion of its revenue and earnings from its international operations. Compliance with U.S. and foreign laws and regulations that apply to the Company’s international operations, including without limitation import and export requirements, anti-corruption laws, tax laws (including U.S. taxes on foreign subsidiaries), foreign exchange controls and cash repatriation restrictions, data privacy requirements, labor laws, and anti-competition regulations, increases the costs of doing business in foreign jurisdictions, and any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation. Furthermore, the Company has implemented policies and procedures designed to ensure compliance with these laws and regulations, but there can be no assurance that the Company’s employees, contractors, or agents will not violate such laws and regulations or the Company’s policies. Any such violations could individually or in the aggregate materially adversely affect the Company’s financial condition or operating results.

The Company’s financial condition and operating results also could be significantly affected by other risks associated with international activities, including but not limited to, economic and labor conditions, increased duties, taxes and other costs, political instability, and changes in the value of the U.S. dollar versus local currencies. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including duties, tariffs and antidumping penalties. Additionally, the Company is exposed to credit and collectability risk on its trade receivables with customers in certain international markets. There can be no assurance it can effectively limit its credit risk and avoid losses, which could materially adversely affect the Company’s financial condition and operating results.

The Company’s primary exposure to movements in foreign currency exchange rates relate to non-U.S. dollar denominated sales in Europe, Japan, Australia, Canada and certain parts of Asia, as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of the Company’s foreign currency-denominated sales and earnings, and generally will lead the Company to raise international pricing, potentially reducing demand for the Company’s products. In some circumstances, due to competition or other reasons, the Company may decide not to raise local prices to the full extent of the dollar’s strengthening, or at all, which would adversely affect the U.S. dollar value of the Company’s foreign currency denominated sales and earnings. Conversely, a strengthening of foreign currencies, while generally beneficial to the Company’s foreign currency-denominated sales and earnings, could cause the Company to reduce international pricing and incur losses on its foreign currency derivative instruments, thereby limiting the benefit. Additionally, strengthening of foreign currencies may also increase the Company’s cost of product components denominated in those currencies, thus adversely affecting gross margins.

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

Although the Company has not recognized any significant losses to date on its cash, cash equivalents and marketable securities, any significant future declines in their market values could materially adversely affect the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of the Company’s cash, cash equivalents and marketable securities could decline and result in a material impairment, which could materially adversely affect the Company’s financial condition and operating results.

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements. This risk is heightened during periods when economic conditions worsen.

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables are increased in certain international markets and its ability to mitigate such risks may be limited. Cellular network carriers accounted for a significant potion of the Company’s trade receivables as of September 25, 2010. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by contract manufacturers and other vendors that manufacture sub-assemblies or assemble final products for the Company. Two vendors accounted for a significant portion of the Company’s non-trade receivables as of September 25, 2010. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of certain inventory components. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could materially adversely affect the Company’s financial condition and operating results.

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

The Company is subject to taxes in the United States and numerous foreign jurisdictions. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. In addition, the current administration and Congress have announced proposals for new U.S. tax legislation that, if adopted, could adversely affect the Company’s tax rate. Any of these changes could have a material adverse affect on the Company’s profitability. The Company is also subject to the continual examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect the Company’s financial condition and operating results.

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

The Company’s headquarters are located in Cupertino, California. As of September 25, 2010, the Company owned or leased approximately 10.6 million square feet of building space, primarily in the U.S., and to a lesser extent, in Europe, Japan, Canada, and the Asia-Pacific regions. Of that amount, approximately 5.6 million square feet was leased, of which approximately 2.5 million square feet was retail building space. Additionally, the Company owns a total of 480 acres of land in various locations.

As of September 25, 2010, the Company owned a manufacturing facility in Cork, Ireland that also housed a customer support call center and facilities in Elk Grove, California that included warehousing and distribution operations and a customer support call center. In addition, the Company owned facilities for research and development and corporate functions in Cupertino, California, including land for the future development of the Company’s second corporate campus. The Company also owned a data center in Newark, California and land in North Carolina for a new data center facility currently under construction. Outside the U.S., the Company owned additional facilities for various purposes.

The Company believes its existing facilities and equipment are in good operating condition and are suitable for the conduct of its business. The Company has invested in internal capacity and strategic relationships with outside manufacturing vendors and continues to make investments in capital equipment as needed to meet anticipated demand for its products.

Item 3.	Legal Proceedings

As of September 25, 2010, the end of the annual period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. The Company settled certain matters during the fourth quarter of 2010 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action against the Company on February 17, 2005 on behalf of putative classes of consumers and resellers and is currently pending in the Santa Clara Superior Court. In general, the consumer plaintiffs allege that the Company “shorted” the coverage provided under its warranties and AppleCare Protection Plan extended service contracts and sold plaintiffs used products that were represented to be new. In general, the reseller plaintiffs allege that the Company damaged their businesses by opening the Apple retail stores and making misrepresentations in connection with doing so. The complaint seeks unspecified damages and other relief. Currently no plaintiff classes are certified, although reseller plaintiffs’ motion to certify a class of Apple specialist resellers, is set for hearing on November 2, 2010.

In re Apple & ATTM Antitrust Litigation

This is a purported class action filed against the Company and AT&T Mobility in the United States District Court for the Northern District of California. The Consolidated Complaint alleges that the Company and AT&T Mobility violated the federal antitrust laws by monopolizing and/or attempting to monopolize the “aftermarket for voice and data services” for the iPhone and that the Company monopolized and/or attempted to monopolize the “aftermarket for software applications for iPhones.” The Consolidated Complaint also alleges that Apple violated numerous laws by intentionally “bricking” (rendering inoperable) iPhones through the release of iPhone software update 1.1.1. On July 8, 2010, the Court granted Apple’s motion for summary judgment on all of plaintiffs’ claims related to the alleged bricking of iPhones. In the same July 8, 2010 order the Court granted in part plaintiffs’ motion for class certification, certifying a class related to plaintiffs’ antitrust claims. The case is currently stayed until a status conference with the Judge is held on November 15, 2010.

Mediostream, Inc. v. Acer America Corp. et al.

Plaintiff filed this action against the Company, Acer America Corp., Dell, Inc. and Gateway, Inc. on August 28, 2007, in the United States District Court for the Eastern District of Texas alleging infringement of U.S. Patent No. 7,009,655. Plaintiff seeks unspecified damages and other relief. This case is currently pending.

Mirror Worlds, LLC. v. Apple Inc.

Plaintiff filed this action against the Company on March 14, 2008, in the United States District Court for the Eastern District of Texas, alleging that certain of the Company’s products infringed U.S. Patent Nos. 6,006,227, 6,638,313 and 6,725,427. On October 1, 2010, a jury returned a verdict finding the Company had infringed all three patents, and awarding damages of $208 million per patent. The jury also found the infringement had been willful. The court has scheduled post verdict motions, and has set a hearing date of December 9, 2010. The Company is challenging the verdict, and will be filing a request for judgment as a matter of law, remittitur, and in the alternative, a request for a new trial.

Motorola Mobility, Inc. v. Apple, Inc.

Motorola Mobility Inc. (“Motorola”) filed complaints against the Company in the United States District Court for the Districts of Florida, Illinois, Delaware and in the International Trade Commission (“ITC”). These complaints include claims of patent infringement related to certain of the Company’s products. Motorola alleges that certain of its asserted patents are essential to one or more of the GSM, UMTS, 802.16e and 802.11 wireless communications standards, and acknowledges its commitment to license these patents on fair, reasonable, and non-discriminatory (“FRAND”) terms and conditions. Motorola seeks unspecified FRAND compensation, damages and other declaratory and injunctive relief in these pending district court actions as well as an exclusion order from the ITC. These cases are currently pending.

Nokia Corporation v. Apple Inc.; Apple Inc. v. Nokia Corporation

Nokia Corporation (“Nokia”) and the Company have asserted multiple claims against one another in lawsuits pending in the United States District Courts for the Districts of Delaware and Wisconsin, in the ITC, in the United Kingdom High Court of Justice and the German Patent Court in Dusseldorf. These cases include claims and counterclaims by Nokia and the Company of patent infringement related to iPhones, iPods, iPads and Apple computers, and Nokia’s mobile computing devices. Nokia alleges that certain of its asserted patents are essential to one or more of the GSM, UMTS and 802.11 wireless communications standards, and acknowledges its commitment to license them on FRAND terms and conditions. Nokia seeks unspecified FRAND compensation, damages and other declaratory and injunctive relief in these pending District Court actions as well as an exclusion order from the ITC. The Company also has asserted claims and counterclaims for declaratory judgments of non-infringement and invalidity of Nokia’s asserted patents as well as for breach of contract, promissory estoppel and antitrust violations.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Somers v. Apple Inc.

The first-listed action is a consolidated case filed in the United States District Court for the Northern District of California combining two cases previously pending under the names Charoensak v. Apple Computer Inc. (formerly Slattery v. Apple Computer Inc., filed on January 3, 2005) and Tucker v. Apple Computer, Inc. (filed on July 21, 2006). The second listed action is a related complaint, Somers v. Apple, Inc., which was filed on December 31, 2007, also in the United States District Court for the Northern District of California. These cases have been filed on behalf of a purported class of direct and indirect purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power and unlawful acquisition or maintenance of monopoly market power under §§1 and 2 of the Sherman Act, the Cartwright Act, California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. The cases are currently pending.

Vogel et al. v. Jobs et al.

On August 24, 2006, plaintiffs filed a purported shareholder class action in the United States District Court for the Northern District of California against the Company and certain current and former officers and directors, alleging improper backdating of stock option grants to maximize certain defendants’ profits, failing to properly account for those grants and issuing false financial statements. On June 27, 2008, plaintiffs filed another, similar purported shareholder class action in the United States District Court for the Northern District of California. The parties have reached a settlement and have obtained preliminary court approval.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the over-the-counter market and is quoted on the NASDAQ Global Select Market under the symbol AAPL.

Price Range of Common Stock

The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on the NASDAQ Global Select Market during each quarter of the two most recent years.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2010 price range per common share	$293.53 - $235.56	$279.01 - $199.25	$231.95 - $190.25	$209.35 - $180.70

Fiscal 2009 price range per common share	$188.90 - $134.42	$146.40 - $102.61	$109.98 - $ 78.20	$119.68 - $ 79.14

Holders

As of October 15, 2010, there were 29,405 shareholders of record.

Dividends

The Company did not declare or pay cash dividends in either 2010 or 2009. The Company anticipates that for the foreseeable future it will retain any earnings for use in the operation of its business.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Company Stock Performance

The following graph shows a five-year comparison of cumulative total shareholder return, calculated on a dividend reinvested basis, for the Company, the S&P 500 Composite Index, the S&P Computer Hardware Index, and the Dow Jones U.S. Technology Index. The Company has added the Dow Jones U.S. Technology Index to the graph to capture the stock performance of companies whose products and services more closely relate to those of the Company. The Dow Jones U.S. Technology Index incorporates software and computer services companies, as well as technology hardware and equipment companies. The graph assumes $100 was invested in each of the Company’s common stock, the S&P 500 Composite Index, the S&P Computer Hardware Index, and the Dow Jones U.S. Technology Index on September 30, 2005. Data points on the graph are annual. Note that historic stock price performance is not necessarily indicative of future stock price performance.

*$100 invested on 9/30/05 in stock or index, including reinvestment of dividends.

Copyright© 2010 S&P, a division of The McGraw -Hill Companies Inc. All rights reserved.

Copyright© 2010 Dow Jones & Co. All rights reserved.

	September 30, 2005	September 30, 2006	September 30, 2007	September 30, 2008	September 30, 2009	September 30, 2010
Apple Inc.	$100	$144	$286	$212	$346	$529
S&P 500	$100	$111	$129	$101	$94	$103
S&P Computer Hardware	$100	$107	$158	$132	$157	$186
Dow Jones US Technology	$100	$106	$131	$100	$111	$124

Item 6.	Selected Financial Data

The information set forth below for the five years ended September 25, 2010, is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below (in millions, except share amounts which are reflected in thousands and per share amounts).

	2010	2009	2008	2007	2006
Net sales	$65,225	$42,905	$37,491	$24,578	$19,315
Net income	$14,013	$8,235	$6,119	$3,495	$1,989
Earnings per common share:
Basic	$15.41	$9.22	$6.94	$4.04	$2.36
Diluted	$15.15	$9.08	$6.78	$3.93	$2.27
Cash dividends declared per common share	$0	$0	$0	$0	$0
Shares used in computing earnings per share:
Basic	909,461	893,016	881,592	864,595	844,058
Diluted	924,712	907,005	902,139	889,292	877,526

Total cash, cash equivalents and marketable securities	$51,011	$33,992	$24,490	$15,386	$10,110
Total assets	$75,183	$47,501	$36,171	$24,878	$17,205
Total long-term obligations (a)	$5,531	$3,502	$1,745	$687	$395
Total liabilities	$27,392	$15,861	$13,874	$10,347	$7,221
Total shareholders’ equity	$47,791	$31,640	$22,297	$14,531	$9,984

(a)	The Company did not have any long-term debt during the five years ended September 25, 2010. Long-term obligations excludes non-current deferred revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The Company designs, manufactures, and markets a range of personal computers, mobile communication and media devices, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include Mac computers, iPhone, iPad, iPod, Apple TV, Xserve, a portfolio of consumer and professional software applications, the Mac OS X and iOS operating systems, third-party digital content and applications through the iTunes Store, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, and third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPhone, iPad and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to SMB, education, enterprise, government, and creative markets.

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software, peripherals, services, and Internet offerings. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to the development and enhancement of innovative products and technologies. In conjunction with its strategy, the Company continues to build and host a robust platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. Within the iTunes Store, the Company has expanded its offerings through the App Store and iBookstore, which allow customers to browse, search for, and purchase third-party applications and books through either a Mac or Windows-based computer or by wirelessly downloading directly to an iPhone, iPad or iPod touch. The Company also works to support a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. Additionally, the Company’s strategy includes expanding its distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle and productivity solutions.

The Company participates in several highly competitive markets, including personal computers with its Mac computers; mobile communications and media devices with its iPhone, iPad and iPod product families; and distribution of third-party digital content and applications with its online iTunes Store. While the Company is widely recognized as a leading innovator in the markets where it competes, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company’s research and development spending is focused on further developing its existing Mac line of personal computers; the Mac OS X and iOS operating systems; application software for the Mac; iPhone, iPad and iPod and related software; development of new digital lifestyle consumer and professional software applications; and investing in new product areas and technologies. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels, including its retail stores, online stores, and direct sales force, and third-party cellular network carriers, wholesalers, retailers, and value-added resellers. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available on its products, and demonstrate the compatibility of the Mac with the Windows platform and networks. The Company further believes providing direct contact with its targeted customers is an effective way to demonstrate the advantages of its products over those of its competitors and providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by expanding the number of its own retail stores worldwide. Additionally, the Company has invested in programs to enhance reseller sales by placing high quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of integration and support services, and product expertise.

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

Management believes the Company’s critical accounting policies and estimates are those related to revenue recognition, valuation and impairment of marketable securities, inventory valuation and inventory purchase commitments, warranty costs, income taxes, and legal and other contingencies. Management considers these policies critical because they are both important to the portrayal of the Company’s financial condition and operating results, and they require management to make judgments and estimates about inherently uncertain matters. The Company’s senior management has reviewed these critical accounting policies and related disclosures with the Audit and Finance Committee of the Company’s Board of Directors.

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

For multi-element arrangements that include tangible products containing software essential to the tangible product’s functionality and undelivered software elements relating to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

For all past and current sales of iPhone, iPad, Apple TV and for sales of iPod touch beginning in June 2010, the Company indicated it might from time-to-time provide future unspecified software upgrades and features free of charge to customers. The Company has identified two deliverables in arrangements involving the sale of these devices. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the embedded right included with the purchase of iPhone, iPad, iPod touch and Apple TV to receive on a when-and-if-available basis, future unspecified software upgrades and features relating to the product’s essential software. The Company has allocated revenue between these two deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for the two deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the embedded unspecified software upgrade right are deferred and recognized on a straight-line basis over the 24-month estimated life of each of these devices. All product cost of sales, including estimated warranty costs, are recognized at the time of sale. Costs for engineering and sales and marketing are expensed as incurred. If the estimated life of the hardware product should change, the future rate of amortization of the revenue allocated to the software upgrade right will also change.

The Company’s process for determining its ESP for deliverables without VSOE or TPE involves management’s judgment. The Company’s process considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers, particularly consumers, would be reluctant to buy unspecified software upgrade rights related to iPhone, iPad, iPod touch and Apple TV. This view is primarily based on the fact that unspecified upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered. Therefore, the Company has concluded if it were to sell upgrade rights on a standalone basis, including those rights associated with iPhone, iPad, iPod touch and Apple TV, the selling price would be relatively low. Key factors considered by the Company in developing the ESPs for these upgrade rights include prices charged by the Company for similar offerings, the Company’s historical pricing practices, the nature of the upgrade rights (e.g., unspecified and when-and-if-available), and the relative ESP of the upgrade rights as compared to the total selling price of the product. The Company may also consider, when appropriate, the impact of other products and services, including advertising services, on selling price assumptions when developing and reviewing its ESPs for software upgrade rights and related deliverables. The Company may also consider additional factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s ESP for software upgrades related to future sales for these devices could change.

Beginning in the third quarter of 2010 in conjunction with the announcement of iOS 4, the Company’s ESPs for the embedded software upgrade rights included with iPhone, iPad and iPod touch reflect the positive financial impact expected by the Company as a result of its introduction of a mobile advertising platform for these devices and the expectation of customers regarding software that includes or supports an advertising component. iOS 4 supports iAd, the Company’s new mobile advertising platform, which enables applications on iPhone, iPad and iPod touch to feature media-rich advertisements within applications.

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

Inventory Valuation and Inventory Purchase Commitments

The Company must order components for its products and build inventory in advance of product shipments. The Company records a write-down for inventories of components and products, including third-party products held for resale, which have become obsolete or are in excess of anticipated demand or net realizable value. The Company performs a detailed review of inventory each fiscal quarter that considers multiple factors including demand forecasts, product life cycle status, product development plans, current sales levels, and component cost trends. The industries in which the Company competes are subject to a rapid and unpredictable pace of product and component obsolescence and demand changes. If future demand or market conditions for the Company’s products are less favorable than forecasted or if unforeseen technological changes negatively impact the utility of component inventory, the Company may be required to record additional write-downs, which would negatively affect its results of operations in the period when the write-downs were recorded.

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

Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. In the event that the Company determines all or part of the net deferred tax assets are not realizable in the future, the Company will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of GAAP and complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on the Company’s financial condition and operating results.

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

Net Sales

Fiscal years 2010, 2009 and 2008 each spanned 52 weeks. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters.

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three years ended September 25, 2010 (in millions, except unit sales in thousands and per unit amounts):

	2010	Change	2009	Change	2008
Net Sales by Operating Segment:
Americas net sales	$24,498	29%	$18,981	15%	$16,552
Europe net sales	18,692	58%	11,810	28%	9,233
Japan net sales	3,981	75%	2,279	32%	1,728
Asia-Pacific net sales	8,256	160%	3,179	18%	2,686
Retail net sales	9,798	47%	6,656	(9)%	7,292

Total net sales	$65,225	52%	$42,905	14%	$37,491

Mac Unit Sales by Operating Segment:
Americas Mac unit sales	4,976	21%	4,120	4%	3,980
Europe Mac unit sales	3,859	36%	2,840	13%	2,519
Japan Mac unit sales	481	22%	395	2%	389
Asia-Pacific Mac unit sales	1,500	62%	926	17%	793
Retail Mac unit sales	2,846	35%	2,115	4%	2,034

Total Mac unit sales	13,662	31%	10,396	7%	9,715

Net Sales by Product:
Desktops (a)	$6,201	43%	$4,324	(23)%	$5,622
Portables (b)	11,278	18%	9,535	9%	8,732

Total Mac net sales	17,479	26%	13,859	(3)%	14,354

iPod	8,274	2%	8,091	(12)%	9,153
Other music related products and services (c)	4,948	23%	4,036	21%	3,340
iPhone and related products and services (d)	25,179	93%	13,033	93%	6,742
iPad and related products and services (e)	4,958	NM	0	NM	0
Peripherals and other hardware (f)	1,814	23%	1,475	(13)%	1,694
Software, service and other sales (g)	2,573	7%	2,411	9%	2,208

Total net sales	$65,225	52%	$42,905	14%	$37,491

Unit Sales by Product:
Desktops (a)	4,627	45%	3,182	(14)%	3,712
Portables (b)	9,035	25%	7,214	20%	6,003

Total Mac unit sales	13,662	31%	10,396	7%	9,715

Net sales per Mac unit sold (h)	$1,279	(4)%	$1,333	(10)%	$1,478

iPod unit sales	50,312	(7)%	54,132	(1)%	54,828

Net sales per iPod unit sold (h)	$164	10%	$149	(11)%	$167

iPhone units sold	39,989	93%	20,731	78%	11,627

iPad units sold	7,458	NM	0	NM	0

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.

(c)	Includes iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(d)	Includes revenue recognized from iPhone sales, carrier agreements, services, and Apple-branded and third-party iPhone accessories.
(e)	Includes revenue recognized from iPad sales, services and Apple-branded and third-party iPad accessories.
(f)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales of Apple-branded operating system and application software, third-party software, Mac and Internet services.
(h)	Derived by dividing total product-related net sales by total product-related unit sales.
NM	= Not Meaningful

Fiscal Year 2010 versus 2009

Net sales during 2010 increased $22.3 billion or 52% compared to 2009. Several factors contributed positively to these increases, including the following:

•

Net sales of iPhone and related products and services were $25.2 billion in 2010 representing an increase of $12.1 billion or 93% compared to 2009. Net sales of iPhone and related products and services accounted for 39% of the Company’s total net sales for the year. iPhone unit sales totaled 40 million in 2010, which represents an increase of 19.3 million or 93% compared to 2009. iPhone year-over-year growth was attributable primarily to continued growth from existing carriers, expanded distribution with new international carriers and resellers, and strong demand for iPhone 4, which was released in the U.S. in June 2010 and in many other countries over the remainder of 2010. As of September 25, 2010, the Company distributed iPhone in 89 countries through 166 carriers.

•

Net sales of iPad and related products and services were $5.0 billion and unit sales of iPad were 7.5 million during 2010. iPad was released in the U.S. in April 2010 and in various other countries over the remainder of 2010. As of September 25, 2010, the Company distributed iPad in 26 countries. The Company distributes iPad through its direct channels, certain cellular network carriers’ distribution channels and certain third-party resellers. Net sales of iPad and related products and services accounted for 8% of the Company’s total net sales for 2010, reflecting the strong demand for iPad during the five months following its release.

•

Mac net sales increased by $3.6 billion or 26% in 2010 compared to 2009, and Mac unit sales increased by 3.3 million or 31% in 2010 compared to 2009. Net sales per Mac unit sold decreased by 4% in 2010 compared to 2009 due primarily to lower average selling prices of Mac portable systems. Net sales of the Company’s Macs accounted for 27% of the Company’s total net sales in 2010 compared to 32% in 2009. During 2010, net sales and unit sales of the Company’s Mac portable systems increased by 18% and 25%, respectively, primarily attributable to strong demand for MacBook Pro, which was updated in April 2010. Net sales and unit sales of the Company’s Mac desktop systems increased by 43% and 45%, respectively, as a result of higher sales of iMac, which was updated in July 2010.

•

Net sales of other music related products and services increased $912 million or 23% during 2010 compared to 2009. This increase was due primarily to growth of the iTunes Store which generated total net sales of $4.1 billion for 2010. The results of the iTunes Store reflect growth of the iTunes App Store, continued growth in the installed base of iPhone, iPad, and iPod customers, and the expansion of third-party audio and video content available for sale and rent via the iTunes Store. The Company continues to expand its iTunes content and applications offerings around the world. Net sales of other music related products and services accounted for 8% of the Company’s total net sales for 2010.

•

Net sales of iPods increased $183 million or 2% during 2010, while iPod unit sales declined by 7% during 2010 compared to 2009. Net sales per iPod unit sold increased by 10% to $164 in 2010 compared to 2009, due to a shift in product mix toward iPod touch. iPod touch had strong growth in each of the Company’s reportable operating segments. Net sales of iPods accounted for 13% of the Company’s total net sales for the year compared to 19% in 2009.

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

•

Net sales of other music-related products and services increased $696 million or 21% during 2009 compared to 2008. The increase was due predominantly to increased net sales of third-party digital content and applications from the iTunes Store, which experienced double-digit growth in each of the Company’s geographic segments during 2009 compared to the same period in 2008. The Company believes this is attributable primarily to continued interest in and growth of the iTunes App Store, continued growth in the Company’s base of iPhone, iPad, and iPod customers, and the expansion of third-party audio and video content available for sale and rent via the iTunes Store

Partially offsetting the favorable factors discussed above, net sales during 2009 were negatively impacted by certain factors, including the following:

•

Net sales of iPods decreased $1.1 billion or 12% during 2009 compared to 2008. iPod unit sales decreased by 1% during 2009 compared to 2008. Net sales per iPod unit sold decreased 11% to $149 in 2009 compared to 2008, resulting from lower average selling prices across all of the iPod product lines, due primarily to price reductions taken with the introduction of new iPods in September 2009 and September 2008 and a stronger U.S. dollar, offset partially by a higher mix of iPod touch sales.

•

Mac net sales declined 3% during 2009 compared to 2008, while Mac unit sales increased by 7% over the same period. Net sales per Mac unit sold decreased by 10% during 2009 compared to 2008, due primarily to lower average selling prices across all Mac portable and desktop systems and a stronger U.S. dollar. Net sales of Macs accounted for 32% of the Company’s total net sales for 2009. During 2009, Mac portable systems net sales and unit sales increased by 9% and 20%, respectively, compared to 2008. This growth was driven by strong demand for MacBook Pro, which was updated in June 2009 and October 2008, and which experienced double-digit net sales and unit growth in each of the Company’s reportable operating segments compared to the same period in 2008. The Company also had a higher mix of Mac portable systems sales, which is consistent with overall personal computer market trends. Net sales and unit sales of the Company’s Mac desktop systems decreased by 23% and 14%, respectively, during 2009 compared to 2008. The decrease in net sales of Mac desktop systems was due mainly to a shift in product mix towards lower-priced desktops, lower average selling prices across all Mac desktop systems and a stronger U.S. dollar.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating and reporting segments consist of the Americas, Europe, Japan, Asia-Pacific and Retail operations. The Americas, Europe, Japan and Asia-Pacific reportable segment results do not include the results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asia, but does not include Japan. The Retail segment operates Apple retail stores in 11 countries, including the U.S. Each reportable operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Note 9, “Segment Information and Geographic Data” in Notes to Consolidated Financial Statements of this Form 10-K.

Americas

During 2010, net sales in the Americas segment increased $5.5 billion or 29% compared to 2009. This increase in net sales was driven by increased iPhone revenue, strong demand for iPad, continued demand for Mac desktop and portable systems, and higher sales of third-party digital content and applications from the iTunes Store. Americas Mac net sales and unit sales increased 18% and 21%, respectively, during 2010 compared to 2009, largely due to strong demand for MacBook Pro. The Americas segment represented 37% and 44% of the Company’s total net sales in 2010 and 2009, respectively.

During 2009, net sales in the Americas segment increased $2.4 billion or 15% compared to 2008. The increase in net sales during 2009 was attributable to the significant year-over-year increase in iPhone revenue, higher sales of third-party digital content and applications from the iTunes Store, and increased sales of Mac portable systems, partially offset by a decrease in sales of Mac desktop systems and iPods. Americas Mac net sales decreased 6% due primarily to lower average selling prices, while Mac unit sales increased by 4% on a year-over-year basis. The increase in Mac unit sales was due primarily to strong demand for the MacBook Pro. The Americas segment represented approximately 44% of the Company’s total net sales in both 2009 and 2008.

Europe

During 2010, net sales in Europe increased $6.9 billion or 58% compared to 2009. The growth in net sales was due mainly to a significant increase in iPhone revenue attributable to continued growth from existing carriers and country and carrier expansion, increased sales of Mac desktop and portable systems and strong demand for iPad, partially offset by a stronger U.S. dollar. Europe Mac net sales and unit sales increased 32% and 36%, respectively, during the year due to strong demand for MacBook Pro and iMac. The Europe segment represented 29% and 28% of the Company’s total net sales in 2010 and 2009, respectively.

During 2009, net sales in Europe increased $2.6 billion or 28% compared to 2008. The increase in net sales was due mainly to increased iPhone revenue and strong sales of Mac portable systems, offset partially by lower net sales of Mac desktop systems, iPods, and a stronger U.S. dollar. Mac unit sales increased 13% in 2009 compared to 2008, which was driven primarily by increased sales of Mac portable systems, particularly MacBook Pro, while total Mac net sales declined as a result of lower average selling prices across all Mac products. iPod net sales decreased year-over-year as a result of lower average selling prices, partially offset by increased unit sales of the higher priced iPod touch. The Europe segment represented 28% and 25% of total net sales in 2009 and 2008, respectively.

Japan

During 2010, Japan’s net sales increased $1.7 billion or 75% compared to 2009. The primary contributors to this growth were significant year-over-year increases in iPhone revenue, strong demand for iPad, and to a lesser extent strength in the Japanese Yen. Mac net sales increased by 8% driven by a 22% increase in unit sales due primarily to strong demand for MacBook Pro and iMac, partially offset by lower average selling prices in Japan on a year-over-year basis. The Japan segment represented 6% and 5% of the Company’s total net sales for 2010 and 2009, respectively.

Japan’s net sales increased $551 million or 32% in 2009 compared to 2008. The primary contributors to this growth were increased iPhone revenue, stronger demand for certain Mac portable systems and iPods, and strength in the Japanese Yen, partially offset by decreased sales of Mac desktop systems. Net sales and unit sales of Mac portable systems increased during 2009 compared to 2008, driven primarily by stronger demand for MacBook Pro. Net sales and unit sales of iPods increased during 2009 compared to 2008, driven by strong demand for iPod touch and iPod nano. The Japan segment represented approximately 5% of the Company’s total net sales in both 2009 and 2008.

Asia-Pacific

Net sales in Asia-Pacific increased $5.1 billion or 160% during 2010 compared to 2009. The significant growth in Asia-Pacific net sales was due mainly to increased iPhone revenue, which was primarily attributable to country and carrier expansion and continued growth from existing carriers. Asia-Pacific net sales were also favorably affected by strong demand for Mac portable and desktop systems and for iPad. Particularly strong year-over-year growth was experienced in China, Korea and Australia. The Asia-Pacific segment represented 13% and 7% of the Company’s total net sales for 2010 and 2009, respectively.

Net sales in Asia-Pacific increased $493 million or 18% during 2009 compared to 2008 reflecting strong growth in sales of iPhone and Mac portable systems, offset partially by a decline in sales of iPods and Mac desktop systems, as well as a strengthening of the U.S. dollar against the Australian dollar and other Asian currencies. Mac net sales and unit sales grew in the Asia-Pacific region by 4% and 17%, respectively, due to increased sales of the MacBook Pro. The Asia-Pacific segment represented approximately 7% of the Company’s total net sales in both 2009 and 2008.

Retail

Retail net sales increased $3.1 billion or 47% during 2010 compared to 2009. The increase in net sales was driven primarily by strong demand for iPad, increased sales of Mac desktop and portable systems and a significant year-over-year increase in iPhone revenue. Mac net sales and unit sales grew in the Retail segment by 25% and 35%, respectively, during 2010. The Company opened 44 new retail stores during the year, 28 of which were international stores, ending the year with 317 stores open compared to 273 stores at the end of 2009. With an average of 288 stores and 254 stores opened during 2010 and 2009, respectively, average revenue per store increased to $34.1 million in 2010, compared to $26.2 million in 2009. The Retail segment represented 15% and 16% of the Company’s total net sales in 2010 and 2009, respectively.

Retail net sales decreased $636 million or 9% during 2009 compared to 2008. The decline in net sales was driven largely by a decrease in net sales of iPhones, iPods and Mac desktop systems, offset partially by strong demand for Mac portable systems. The year-over-year decline in Retail net sales was attributable to continued third-party channel expansion, particularly in the U.S. where most of the Company’s stores are located, and also reflects the challenging consumer-spending environment in 2009. The Company opened 26 new retail stores during 2009, including 14 international stores, ending the year with 273 stores open. This compares to 247 stores open as of September 27, 2008. With an average of 254 stores and 211 stores opened during 2009 and 2008, respectively, average revenue per store decreased to $26.2 million for 2009 from $34.6 million in 2008.

The Retail segment reported operating income of $2.4 billion during 2010 and $1.7 billion during both 2009 and 2008. The increase in Retail operating income during 2010 compared to 2009 was attributable to higher overall net sales. Despite the decline in Retail net sales during 2009 compared to 2008, the Retail segment’s operating income was flat at $1.7 billion in 2009 compared to 2008 due primarily to a higher gross margin percentage in 2009 consistent with that experienced by the overall company.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since its inception totaled $2.2 billion through the end of 2010. As of September 25, 2010, the Retail segment had approximately 26,500 full-time equivalent employees and had outstanding lease commitments associated with retail space and related facilities of $1.7 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Gross Margin

Gross margin for the three years ended September 25, 2010, are as follows (in millions, except gross margin percentages):

	2010	2009	2008
Net sales	$65,225	$42,905	$37,491
Cost of sales	39,541	25,683	24,294

Gross margin	$25,684	$17,222	$13,197

Gross margin percentage	39.4%	40.1%	35.2%

The gross margin percentage in 2010 was 39.4% compared to 40.1% in 2009. This decline in gross margin is primarily attributable to new products that have higher cost structures, including iPad, partially offset by a more favorable sales mix of iPhone, which has a higher gross margin than the Company average.

The gross margin percentage in 2009 was 40.1% compared to 35.2% in 2008. The primary contributors to the increase in 2009 as compared to 2008 were a favorable sales mix toward products with higher gross margins and lower commodity and other product costs, which were partially offset by product price reductions.

The Company expects its gross margin percentage to decrease in future periods compared to levels achieved during 2010 and anticipates gross margin levels of about 36% in the first quarter of 2011. This expected decline is largely due to a higher mix of new and innovative products that have higher cost structures and deliver greater value to customers, and expected and potential future component cost and other cost increases.

The foregoing statements regarding the Company’s expected gross margin percentage are forward-looking and could differ from anticipated levels because of several factors, including but not limited to certain of those set forth below in Part I, Item 1A, “Risk Factors” under the subheading “Future operating results depend upon the Company’s ability to obtain key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities,” which is incorporated herein by reference. There can be no assurance that targeted gross margin percentage levels will be achieved. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and expected and potential increases in the cost of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to these competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three years ended September 25, 2010, are as follows (in millions, except for percentages):

	2010	2009	2008
Research and development	$1,782	$1,333	$1,109
Percentage of net sales	2.7%	3.1%	3.0%
Selling, general and administrative	$5,517	$4,149	$3,761
Percentage of net sales	8.5%	9.7%	10.0%

Research and Development Expense (“R&D”)

R&D expense increased 34% or $449 million to $1.8 billion in 2010 compared to 2009. This increase was due primarily to an increase in headcount and related expenses in the current year to support expanded R&D activities. Also contributing to this increase in R&D expense in 2010 was the capitalization in 2009 of software development costs of $71 million related to Mac OS X Snow Leopard. Although total R&D expense increased 34% during 2010, it declined as a percentage of net sales given the 52% year-over-year increase in net sales in 2010. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

R&D expense increased 20% or $224 million to $1.3 billion in 2009 compared to 2008. This increase was due primarily to an increase in headcount in 2009 to support expanded R&D activities and higher stock-based compensation expenses. Additionally, $71 million of software development costs were capitalized related to Mac OS X Snow Leopard and excluded from R&D expense during 2009, compared to $11 million of software development costs capitalized during 2008. Although total R&D expense increased 20% during 2009, it remained relatively flat as a percentage of net sales given the 14% increase in revenue in 2009.

Selling, General and Administrative Expense (“SG&A”)

SG&A expense increased $1.4 billion or 33% to $5.5 billion in 2010 compared to 2009. This increase was due primarily to the Company’s continued expansion of its Retail segment, higher spending on marketing and advertising programs, increased stock-based compensation expenses and variable costs associated with the overall growth of the Company’s net sales.

SG&A expenses increased $388 million or 10% to $4.1 billion in 2009 compared to 2008. This increase was due primarily to the Company’s continued expansion of its Retail segment in both domestic and international markets, higher stock-based compensation expense and higher spending on marketing and advertising.

Other Income and Expense

Other income and expense for the three years ended September 25, 2010, are as follows (in millions):

	2010	2009	2008
Interest income	$311	$407	$653
Other income (expense), net	(156)	(81)	(33)

Total other income and expense	$155	$326	$620

Total other income and expense decreased $171 million or 52% to $155 million during 2010 compared to $326 million and $620 million in 2009 and 2008, respectively. The overall decrease in other income and expense is attributable to the significant declines in interest rates on a year-over-year basis, partially offset by the Company’s higher cash, cash equivalents and marketable securities balances. The weighted average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.75%, 1.43% and 3.44% during 2010, 2009 and 2008, respectively. Additionally the Company incurred higher premium expenses on its foreign exchange option contracts, which further reduced the total other income and expense. During 2010, 2009 and 2008, the Company had no debt outstanding and accordingly did not incur any related interest expense.

Provision for Income Taxes

The Company’s effective tax rates were 24%, 32% and 32% for 2010, 2009 and 2008, respectively. The Company’s effective rates for these periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate in 2010 as compared to 2009 is due primarily to an increase in foreign earnings on which U.S. income taxes have not been provided as such earnings are intended to be indefinitely reinvested outside the U.S.

As of September 25, 2010, the Company had deferred tax assets arising from deductible temporary differences, tax losses, and tax credits of $2.4 billion, and deferred tax liabilities of $5.0 billion. Management believes it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the deferred tax assets. The Company will continue to evaluate the realizability of deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of and for the three years ended September 25, 2010 (in millions):

	2010	2009	2008
Cash, cash equivalents and marketable securities	$51,011	$33,992	$24,490
Accounts receivable, net	$5,510	$3,361	$2,422
Inventories	$1,051	$455	$509
Working capital	$20,956	$20,049	$18,645
Annual operating cash flow	$18,595	$10,159	$9,596

As of September 25, 2010, the Company had $51 billion in cash, cash equivalents and marketable securities, an increase of $17 billion from September 26, 2009. The principal component of this net increase was the cash generated by operating activities of $18.6 billion, which was partially offset by payments for acquisition of property, plant and equipment of $2 billion and payments made in connection with business acquisitions, net of cash acquired, of $638 million.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of single-A or equivalent. As of September 25, 2010 and September 26, 2009, $30.8 billion and $17.4 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s capital expenditures were $2.6 billion during 2010, consisting of approximately $404 million for retail store facilities and $2.2 billion for other capital expenditures, including product tooling and manufacturing process equipment and corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during 2010 were $2 billion.

The Company anticipates utilizing approximately $4.0 billion for capital expenditures during 2011, including approximately $600 million for retail store facilities and approximately $3.4 billion for product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

Historically the Company has opened between 25 and 50 new retail stores per year. During 2011, the Company expects to open 40 to 50 new stores, over half of which are expected to be located outside of the U.S.

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

The following table presents certain payments due by the Company under contractual obligations with minimum firm commitments as of September 25, 2010 and excludes amounts already recorded on the Consolidated Balance Sheet (in millions):

	Total	Payments Due in Less Than 1 Year	Payments Due in 1-3 Years	Payments Due in 4-5 Years	Payments Due in More Than 5 Years
Operating leases	$2,089	$266	$527	$470	$826
Purchase obligations	8,700	8,700	0	0	0
Other obligations	1,096	912	176	6	2

Total	$11,885	$9,878	$703	$476	$828

Lease Commitments

As of September 25, 2010, the Company had total outstanding commitments on noncancelable operating leases of $2.1 billion, $1.7 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for ten years, and often contain multi-year renewal options.

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

Such purchase commitments typically cover the Company’s forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. As of September 25, 2010, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $8.2 billion.

The Company has entered into prepaid long-term supply agreements to secure the supply of certain inventory components, which generally expire between 2011 and 2015. In August 2010, the Company entered into a long-term supply agreement under which it has committed to prepay $500 million in 2011. These prepayments will be applied to certain inventory component purchases made over the life of each respective agreement.

Other Obligations

Other outstanding obligations were $1.1 billion as of September 25, 2010, which related to advertising, research and development, product tooling and manufacturing process equipment, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of September 25, 2010, the Company had non-current deferred tax liabilities of $4.3 billion. Additionally, as of September 25, 2010, the Company had gross unrecognized tax benefits of $943 million and an additional $247 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in connection with these tax liabilities; therefore, such amounts are not included in the above contractual obligation table.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either September 25, 2010 or September 26, 2009.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. All short-term marketable securities have maturities less than 12 months, while all long-term marketable securities have maturities ranging from one to five years. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no significant net gains or losses during 2010, 2009 and 2008 related to such sales.

To provide a meaningful assessment of the interest rate risk associated with the Company’s investment portfolio, the Company performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of September 25, 2010, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $477 million incremental decline in the fair market value of the portfolio. As of September 26, 2009, a similar 100 basis point shift in the yield curve would have resulted in a $176 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

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

To provide a meaningful assessment of the foreign currency risk associated with certain of the Company’s foreign currency derivative positions, the Company performed a sensitivity analysis using a value-at-risk (“VAR”) model to assess the potential impact of fluctuations in exchange rates. The VAR model consisted of using a Monte Carlo simulation to generate thousands of random market price paths. The VAR is the maximum expected loss in fair value, for a given confidence interval, to the Company’s foreign exchange portfolio due to adverse movements in rates. The VAR model is not intended to represent actual losses but is used as a risk estimation and management tool. The model assumes normal market conditions. Forecasted transactions, firm commitments, and assets and liabilities denominated in foreign currencies were excluded from the model. Based on the results of the model, the Company estimates with 95% confidence a maximum one-day loss in fair value of $103 million as of September 25, 2010 compared to a maximum one-day loss in fair value of $44 million as of September 26, 2009. Because the Company uses foreign currency instruments for hedging purposes, losses incurred on those instruments are generally offset by increases in the fair value of the underlying exposures.

Actual future gains and losses associated with the Company’s investment portfolio and derivative positions may differ materially from the sensitivity analyses performed as of September 25, 2010 due to the inherent limitations associated with predicting the changes in the timing and amount of interest rates, foreign currency exchanges rates and the Company’s actual exposures and positions.

Item 8.	Financial Statements and Supplementary Data

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share amounts which are reflected in thousands and per share amounts)

Three years ended September 25, 2010	2010	2009	2008
Net sales	$65,225	$42,905	$37,491
Cost of sales	39,541	25,683	24,294

Gross margin	25,684	17,222	13,197

Operating expenses:
Research and development	1,782	1,333	1,109
Selling, general and administrative	5,517	4,149	3,761

Total operating expenses	7,299	5,482	4,870

Operating income	18,385	11,740	8,327
Other income and expense	155	326	620

Income before provision for income taxes	18,540	12,066	8,947
Provision for income taxes	4,527	3,831	2,828

Net income	$14,013	$8,235	$6,119

Earnings per common share:
Basic	$15.41	$9.22	$6.94
Diluted	$15.15	$9.08	$6.78

Shares used in computing earnings per share:
Basic	909,461	893,016	881,592
Diluted	924,712	907,005	902,139

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	September 25, 2010	September 26, 2009
ASSETS:
Current assets:
Cash and cash equivalents	$11,261	$5,263
Short-term marketable securities	14,359	18,201
Accounts receivable, less allowances of $55 and $52, respectively	5,510	3,361
Inventories	1,051	455
Deferred tax assets	1,636	1,135
Vendor non-trade receivables	4,414	1,696
Other current assets	3,447	1,444

Total current assets	41,678	31,555

Long-term marketable securities	25,391	10,528
Property, plant and equipment, net	4,768	2,954
Goodwill	741	206
Acquired intangible assets, net	342	247
Other assets	2,263	2,011

Total assets	$75,183	$47,501

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	$12,015	$5,601
Accrued expenses	5,723	3,852
Deferred revenue	2,984	2,053

Total current liabilities	20,722	11,506

Deferred revenue – non-current	1,139	853
Other non-current liabilities	5,531	3,502

Total liabilities	27,392	15,861

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 915,970,050 and 899,805,500 shares issued and outstanding, respectively	10,668	8,210
Retained earnings	37,169	23,353
Accumulated other comprehensive (loss)/income	(46)	77

Total shareholders’ equity	47,791	31,640

Total liabilities and shareholders’ equity	$75,183	$47,501

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In millions, except share amounts which are reflected in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity
	Shares	Amount
Balances as of September 29, 2007	872,329	$5,368	$9,100	$63	$14,531

Cumulative effect of change in accounting principle	0	45	11	0	56
Components of comprehensive income:
Net income	0	0	6,119	0	6,119
Change in foreign currency translation	0	0	0	(28)	(28)
Change in unrealized loss on available-for-sale securities, net of tax	0	0	0	(63)	(63)
Change in unrealized gain on derivative instruments, net of tax	0	0	0	19	19

Total comprehensive income					6,047
Stock-based compensation	0	513	0	0	513
Common stock issued under stock plans, net of shares withheld for employee taxes	15,888	460	(101)	0	359
Issuance of common stock in connection with an asset acquisition	109	21	0	0	21
Tax benefit from employee stock plan awards	0	770	0	0	770

Balances as of September 27, 2008	888,326	7,177	15,129	(9)	22,297

Components of comprehensive income:
Net income	0	0	8,235	0	8,235
Change in foreign currency translation	0	0	0	(14)	(14)
Change in unrealized loss on available-for-sale securities, net of tax	0	0	0	118	118
Change in unrealized gain on derivative instruments, net of tax	0	0	0	(18)	(18)

Total comprehensive income					8,321
Stock-based compensation	0	707	0	0	707
Common stock issued under stock plans, net of shares withheld for employee taxes	11,480	404	(11)	0	393
Tax benefit from employee stock plan awards, including transfer pricing adjustments	0	(78)	0	0	(78)

Balances as of September 26, 2009	899,806	8,210	23,353	77	31,640

Components of comprehensive income:
Net income	0	0	14,013	0	14,013
Change in foreign currency translation	0	0	0	7	7
Change in unrealized gain on available-for-sale securities, net of tax	0	0	0	123	123
Change in unrealized gain on derivative instruments, net of tax	0	0	0	(253)	(253)

Total comprehensive income					13,890
Stock-based compensation	0	876	0	0	876
Common stock issued under stock plans, net of shares withheld for employee taxes	16,164	703	(197)	0	506
Tax benefit from employee stock plan awards, including transfer pricing adjustments	0	879	0	0	879

Balances as of September 25, 2010	915,970	$10,668	$37,169	$(46)	$47,791

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

Three years ended September 25, 2010	2010	2009	2008
Cash and cash equivalents, beginning of the year	$5,263	$11,875	$9,352

Operating activities:
Net income	14,013	8,235	6,119
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	1,027	734	496
Stock-based compensation expense	879	710	516
Deferred income tax expense	1,440	1,040	398
Loss on disposition of property, plant and equipment	24	26	22
Changes in operating assets and liabilities:
Accounts receivable, net	(2,142)	(939)	(785)
Inventories	(596)	54	(163)
Vendor non-trade receivables	(2,718)	586	110
Other current assets	(1,514)	163	(384)
Other assets	(120)	(902)	289
Accounts payable	6,307	92	596
Deferred revenue	1,217	521	718
Other liabilities	778	(161)	1,664

Cash generated by operating activities	18,595	10,159	9,596

Investing activities:
Purchases of marketable securities	(57,793)	(46,724)	(22,965)
Proceeds from maturities of marketable securities	24,930	19,790	11,804
Proceeds from sales of marketable securities	21,788	10,888	4,439
Purchases of other long-term investments	(18)	(101)	(38)
Payments made in connection with business acquisitions, net of cash acquired	(638)	0	(220)
Payments for acquisition of property, plant and equipment	(2,005)	(1,144)	(1,091)
Payments for acquisition of intangible assets	(116)	(69)	(108)
Other	(2)	(74)	(10)

Cash used in investing activities	(13,854)	(17,434)	(8,189)

Financing activities:
Proceeds from issuance of common stock	912	475	483
Excess tax benefits from stock-based compensation	751	270	757
Taxes paid related to net share settlement of equity awards	(406)	(82)	(124)

Cash generated by financing activities	1,257	663	1,116

Increase/(decrease) in cash and cash equivalents	5,998	(6,612)	2,523

Cash and cash equivalents, end of the year	$11,261	$5,263	$11,875

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$2,697	$2,997	$1,267

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures, and markets personal computers, mobile communication and media devices, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, and third-party cellular network carriers, wholesalers, resellers and value-added resellers. In addition, the Company sells a variety of third-party Macintosh (“Mac”), iPhone, iPad and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to consumer, small and mid-sized business, education, enterprise, government and creative customers.

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

The Company’s fiscal year is the 52 or 53-week period that ends on the last Saturday of September. The Company’s fiscal years 2010, 2009 and 2008 ended on September 25, 2010, September 26, 2009 and September 27, 2008, respectively, and included 52 weeks each. An additional week is included in the first fiscal quarter approximately every six years to realign fiscal quarters with calendar quarters. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

Retrospective Adoption of New Accounting Principles

In September 2009, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements (“new accounting principles”). The new accounting principles permitted prospective or retrospective adoption, and the Company elected retrospective adoption during the first quarter of 2010.

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

The new accounting principles affect the Company’s accounting for all past and current sales of iPhone, iPad, Apple TV and for sales of iPod touch beginning in June 2010. The new accounting principles require the Company to account for the sale of these devices as two deliverables. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale, and the second deliverable is the right included with the purchase of these devices to receive on a when-and-if-available basis, future unspecified software upgrades and features relating to the product’s essential software. The new accounting principles result in the recognition of a substantial portion of the revenue and all product costs from the sale of these devices at the time of their sale. Additionally, the Company is required to estimate a standalone selling price for the unspecified software upgrade rights included with the sale of these devices and recognizes that amount ratably over the 24-month estimated life of the related hardware device.

Refer to the “Explanatory Note” and Note 2, “Retrospective Adoption of New Accounting Principles” in the 2009 Form 10-K for additional information on the impact of adoption of the new accounting principles, which sections are incorporated herein by reference.

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

The Company sells software and peripheral products obtained from other companies. The Company generally establishes its own pricing and retains related inventory risk, is the primary obligor in sales transactions with its customers, and assumes the credit risk for amounts billed to its customers. Accordingly, the Company generally recognizes revenue for the sale of products obtained from other companies based on the gross amount billed. For certain sales made through the iTunes Store, including sales of third-party software applications for the Company’s iOS devices, the Company is not the primary obligor to users of the software, and third-party developers determine the selling price of their software. Therefore, the Company accounts for such sales on a net basis by recognizing only the commission it retains from each sale and including that commission in net sales in the Consolidated Statements of Operations. The portion of the sales price paid by users that is remitted by the Company to third-party developers is not reflected in the Company’s Consolidated Statement of Operations.

The Company records deferred revenue when it receives payments in advance of the delivery of products or the performance of services. This includes amounts that have been deferred related to embedded unspecified and specified software upgrades rights. The Company sells gift cards redeemable at its retail and online stores, and also sells gift cards redeemable on the iTunes Store for the purchase of content and software. The Company records deferred revenue upon the sale of the card, which is relieved upon redemption of the card by the customer. Revenue from AppleCare service and support contracts is deferred and recognized ratably over the service coverage periods. AppleCare service and support contracts typically include extended phone support, repair services, web-based support resources and diagnostic tools offered under the Company’s standard limited warranty.

The Company records reductions to revenue for estimated commitments related to price protection and for customer incentive programs, including reseller and end-user rebates, and other sales programs and volume-based incentives. The estimated cost of these programs is recognized in the period the Company has sold the product and committed to a plan. The Company also records reductions to revenue for expected future product returns based on the Company’s historical experience. Revenue is recorded net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded as current liabilities until remitted to the relevant government authority.

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include tangible products that contain software that is essential to the tangible product’s functionality and undelivered software elements that relate to the tangible product’s essential software, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

As described in more detail below, for all past and current sales of iPhone, iPad, Apple TV and for sales of iPod touch beginning in June 2010, the Company has indicated it may from time-to-time provide future unspecified software upgrades and features free of charge to customers. The Company has identified two deliverables in arrangements involving the sale of these devices. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the embedded right included with the purchase of iPhone, iPad, iPod touch and Apple TV to receive on a when-and-if-available basis, future unspecified software upgrades and features relating to the product’s essential software. The Company has allocated revenue between these two deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for the two deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the embedded unspecified software upgrade rights are deferred and recognized on a straight-line basis over the 24-month estimated life of each of these devices. All product cost of sales, including estimated warranty costs, are recognized at the time of sale. Costs for engineering and sales and marketing are expensed as incurred.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers, particularly consumers, would be reluctant to buy unspecified software upgrade rights related to iPhone, iPad, iPod touch and Apple TV. This view is primarily based on the fact that unspecified upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered. Therefore, the Company has concluded that if it were to sell upgrade rights on a standalone basis, including those rights associated with iPhone, iPad, iPod touch and Apple TV, the selling price would be relatively low. Key factors considered by the Company in developing the ESPs for these upgrade rights include prices charged by the Company for similar offerings, the Company’s historical pricing practices, the nature of the upgrade rights (e.g., unspecified and when-and-if-available), and the relative ESP of the upgrade rights as compared to the total selling price of the product. The Company may also consider, when appropriate, the impact of other products and services, including advertising services, on selling price assumptions when developing and reviewing its ESPs for software upgrade rights and related deliverables. The Company may also consider additional factors as appropriate, including the pricing of competitive alternatives if they exist, and product-specific business objectives.

Beginning in the third quarter of 2010 in conjunction with the announcement of iOS 4, the Company’s ESPs for the embedded software upgrade rights included with iPhone, iPad and iPod touch reflect the positive financial impact expected by the Company as a result of its introduction of a mobile advertising platform for these devices and the expectation of customers regarding software that includes or supports an advertising component. iOS 4 supports iAd, the Company’s new mobile advertising platform, which enables applications on iPhone, iPad and iPod touch to embed media-rich advertisements.

For all periods presented, the Company’s ESP for the embedded software upgrade right included with each Apple TV sold is $10. The Company’s ESP for the software upgrade right included with each iPhone sold through the

Company’s second quarter of 2010 was $25. Beginning in April 2010 in conjunction with the Company’s announcement of iOS 4 for iPhone, the Company lowered its ESP for the software upgrade right included with each iPhone to $10.

Beginning with initial sales of iPad in April 2010, the Company has also indicated it may from time-to-time provide future unspecified software upgrades and features free of charge to iPad customers. The Company’s ESP for the embedded software upgrade right included with the sale of each iPad is $10. In June 2010, the Company announced that certain previously sold iPod touch models would receive an upgrade to iOS 4 free of charge and indicated iPod touch devices running on iOS 4 may from time-to-time receive future unspecified software upgrades and features free of charge. The Company’s ESP for the embedded software upgrade right included with each iPod touch sold beginning in June 2010 is $5.

The Company accounts for multiple element arrangements that consist only of software or software-related products, including the sale of upgrades to previously sold software, in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue.

Except as described for iPhone, iPad, iPod touch and Apple TV, the Company generally does not offer unspecified upgrade rights to its customers in connection with software sales or the sale of AppleCare extended warranty and support contracts. A limited number of the Company’s software products are available with maintenance agreements that grant customers rights to unspecified future upgrades over the maintenance term on a when and if available basis. Revenue associated with such maintenance is recognized ratably over the maintenance term.

Shipping Costs

For all periods presented, amounts billed to customers related to shipping and handling are classified as revenue, and the Company’s shipping and handling costs are included in cost of sales.

Warranty Expense

The Company generally provides for the estimated cost of hardware and software warranties at the time the related revenue is recognized. The Company assesses the adequacy of its pre-existing warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

Software Development Costs

Research and development costs are expensed as incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.

The Company did not capitalize any software development costs during 2010. In 2009 and 2008, the Company capitalized $71 million and $11 million, respectively, of costs associated with the development of Mac OS X

Version 10.6 Snow Leopard (“Mac OS X Snow Leopard”), which was released during the fourth quarter of 2009. The capitalized costs are being amortized to cost of sales on a straight-line basis over a three year estimated useful life of the underlying technology.

Total amortization related to capitalized software development costs was $48 million, $25 million and $27 million in 2010, 2009 and 2008, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $691 million, $501 million and $486 million for 2010, 2009 and 2008, respectively.

Stock-Based Compensation

The Company accounts for stock-based payment transactions in which the Company receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options is estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period. The Company will recognize a benefit from stock-based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law. In addition, the Company accounts for the indirect effects of stock-based compensation on the research tax credit, the foreign tax credit and the domestic manufacturing deduction through the income statement. Further information regarding stock-based compensation can be found in Note 7, “Shareholders’ Equity and Stock-Based Compensation” of this Form 10-K.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. See Note 6, “Income Taxes” of this Form 10-K for additional information.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three years ended September 25, 2010 (in thousands, except net income in millions and per share amounts):

	2010	2009	2008
Numerator:
Net income	$14,013	$8,235	$6,119

Denominator:
Weighted-average shares outstanding	909,461	893,016	881,592
Effect of dilutive securities	15,251	13,989	20,547

Weighted-average diluted shares	924,712	907,005	902,139

Basic earnings per common share	$15.41	$9.22	$6.94
Diluted earnings per common share	$15.15	$9.08	$6.78

Potentially dilutive securities representing 1.6 million, 12.6 million and 10.3 million shares of common stock for 2010, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

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

For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in current earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. For derivative instruments that hedge the exposure to changes in the fair value of an asset or a liability and that are designated as fair value hedges, the net gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. The Company did not have a net gain or loss on these derivative instruments during 2010, 2009 and 2008. The net gain or loss on the effective portion of a derivative instrument that is designated as an economic hedge of the foreign currency translation exposure of the net investment in a foreign operation is reported in the same manner as a foreign currency translation adjustment. For forward exchange contracts designated as net investment hedges, the Company excludes changes in fair value relating to changes in the forward carry component from its definition of effectiveness. Accordingly, any gains or losses related to this component are recognized in current earnings.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based upon its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, credit quality of the Company’s customers, current economic conditions, and other factors that may affect customers’ ability to pay.

Inventories

Inventories are stated at the lower of cost, computed using the first-in, first-out method, or market. If the cost of the inventories exceeds their market value, provisions are made currently for the difference between the cost and the market value. The Company’s inventories consist primarily of components and finished goods for all periods presented.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets, which for buildings is the lesser of 30 years or the remaining life of the underlying building, up to five years for equipment, and the shorter of lease terms or ten years for leasehold improvements. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Capitalized costs related to internal-use software are amortized using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation and amortization expense on property and equipment was $815 million, $606 million and $387 million during 2010, 2009 and 2008, respectively.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property, plant and equipment and certain identifiable intangibles, excluding goodwill, for impairment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. If property, plant and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. The Company did not record any significant impairments during 2010, 2009 and 2008.

The Company does not amortize goodwill and intangible assets with indefinite useful lives, rather such assets are required to be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The Company performs its goodwill and intangible asset impairment tests on or about August 31 of each year. The Company did not recognize any goodwill or intangible asset impairment charges in 2010, 2009 and 2008. The Company established reporting units based on its current reporting structure. For purposes of testing goodwill for impairment, goodwill has been allocated to these reporting units to the extent it relates to each reporting unit.

The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from three to ten years.

Fair Value Measurements

During 2009, the Company adopted the FASB’s new accounting standard on fair value measurements and disclosures for all financial assets and liabilities. The new accounting principles define fair value, provide a framework for measuring fair value, and expand the disclosures required for fair value measurements. During the first quarter of 2010, the Company adopted the new fair value accounting principles for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which did not have a material effect on the Company’s financial condition or operating results.

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

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

Business Combinations

In December 2007, the FASB issued a new accounting standard for business combinations, which established principles and requirements for how an acquirer is to recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. This new accounting standard also established principles regarding how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, requiring the capitalization of in-process research and development at fair value and the expensing of acquisition-related costs as incurred, as well as providing guidelines on the disclosure requirements. In April 2009, the FASB amended this new accounting standard to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if the fair value can be determined during the measurement period. The Company adopted the new business combination accounting standard in the first quarter of 2010 and applied these principles to any business combinations completed in or after the first quarter of 2010. The adoption of the new business combination accounting standard did not have a material effect on the Company’s financial condition or operating results.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following table summarizes the fair value of the Company’s cash and available-for-sale securities held in its marketable securities investment portfolio, recorded as cash and cash equivalents or short-term or long-term marketable securities as of September 25, 2010 and September 26, 2009 (in millions):

	September 25, 2010	September 26, 2009

Cash	$1,690	$1,139

Money market funds	2,753	1,608
U.S. Treasury securities	2,571	289
U.S. agency securities	1,916	273
Non-U.S. government securities	10	0
Certificates of deposit and time deposits	374	572
Commercial paper	1,889	1,381
Corporate securities	58	0
Municipal securities	0	1

Total cash equivalents	9,571	4,124

U.S. Treasury securities	2,130	2,843
U.S. agency securities	4,339	8,582
Non-U.S. government securities	865	219
Certificates of deposit and time deposits	850	1,142
Commercial paper	1,279	2,816
Corporate securities	4,522	2,466
Municipal securities	374	133

Total short-term marketable securities	14,359	18,201

U.S. Treasury securities	5,213	484
U.S. agency securities	2,472	2,252
Non-U.S. government securities	1,786	102
Certificates of deposit and time deposits	1,515	0
Corporate securities	12,862	7,320
Municipal securities	1,543	370

Total long-term marketable securities	25,391	10,528

Total cash, cash equivalents and marketable securities	$51,011	$33,992

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 25, 2010 and September 26, 2009 (in millions):

	September 25, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$2,753	$0	$0	$2,753
U.S. Treasury securities	9,872	42	0	9,914
U.S. agency securities	8,717	10	0	8,727
Non-U.S. government securities	2,648	13	0	2,661
Certificates of deposit and time deposits	2,735	5	(1)	2,739
Commercial paper	3,168	0	0	3,168
Corporate securities	17,349	102	(9)	17,442
Municipal securities	1,899	19	(1)	1,917

Total cash equivalents and marketable securities	$49,141	$191	$(11)	$49,321

	September 26, 2009
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$1,608	$0	$0	$1,608
U.S. Treasury securities	3,610	6	0	3,616
U.S. agency securities	11,085	22	0	11,107
Non-U.S. government securities	320	1	0	321
Certificates of deposit and time deposits	1,714	0	0	1,714
Commercial paper	4,197	0	0	4,197
Corporate securities	9,760	42	(16)	9,786
Municipal securities	502	2	0	504

Total cash equivalents and marketable securities	$32,796	$73	$(16)	$32,853

The Company had net unrealized gains on its investment portfolio of $180 million and $57 million as of September 25, 2010 and September 26, 2009, respectively. The net unrealized gains as of September 25, 2010 and September 26, 2009 related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no significant net realized gains or losses during 2010, 2009 and 2008 related to such sales. The maturities of the Company’s long-term marketable securities generally range from one year to five years.

The following tables show the gross unrealized losses and fair value for investments in an unrealized loss position as of September 25, 2010 and September 26, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	September 25, 2010
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
Certificates of deposit and time deposits	$802	$(1)	$54	$0	$856	$(1)
Corporate securities	3,579	(7)	275	(2)	3,854	(9)
Municipal securities	298	(1)	0	0	298	(1)

Total	$4,679	$(9)	$329	$(2)	$5,008	$(11)

	September 26, 2009
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Loss
Corporate securities	$1,667	$(3)	$719	$(13)	$2,386	$(16)

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The unrealized losses on the Company’s marketable securities were caused primarily by changes in market interest rates or widening credit spreads. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the years ended September 25, 2010 and September 26, 2009, the Company did not recognize any significant impairment charges. As of September 25, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company had a net deferred loss associated with cash flow hedges of approximately $252 million and a net deferred gain of $1 million, net of taxes, recorded in other comprehensive income as of September 25, 2010 and September 26, 2009, respectively. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related revenue is recognized, and other comprehensive income related to cash flow hedges of inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. Substantially all of the Company’s hedged transactions as of September 25, 2010 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during 2010, 2009 and 2008.

The Company had an unrealized net loss on net investment hedges of $9 million and $2 million, net of taxes, included in the cumulative translation adjustment account of accumulated other comprehensive income (“AOCI”) as of September 25, 2010 and September 26, 2009, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in current earnings in other income and expense.

The Company recognized in earnings a net loss of $123 million and $133 million on foreign currency forward and option contracts not designated as hedging instruments during the year ended September 25, 2010 and September 26, 2009, respectively. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table shows the notional principal and credit risk amounts of the Company’s derivative instruments outstanding as of September 25, 2010 and September 26, 2009 (in millions):

	2010		2009
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$13,957	$62	$4,422	$31

Instruments other than accounting hedges:
Foreign exchange contracts	$10,727	$45	$3,416	$10

The notional principal amounts for derivative instruments provide one measure of the transaction volume outstanding and does not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. The Company’s gross exposure on these transactions may be further mitigated by collateral received from certain counterparties. The Company’s exposure to credit loss and market risk will vary over time as a function of currency exchange rates. Although the table above reflects the notional principal and credit risk amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuate from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of September 25, 2010, the Company has posted cash collateral related to the derivative instruments under its collateral security arrangements of $445 million and recorded the offsetting balance as other current assets in the Consolidated Balance Sheet. The Company did not record any significant amounts of cash collateral related to the derivative instruments under its master netting arrangements as of September 26, 2009. The Company did not have any derivative instruments with credit risk-related contingent features that would require it to post additional collateral as of September 25, 2010 or September 26, 2009.

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of September 25, 2010. Refer to Note 3, “Fair Value Measurements” of this Form 10-K, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the consolidated financial statements on a recurring basis. The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets as of September 25, 2010 and September 26, 2009 (in millions):

	September 25, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$62	$45	$107

Derivative liabilities (b):
Foreign exchange contracts	$488	$118	$606

	September 26, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$27	$10	$37

Derivative liabilities (b):
Foreign exchange contracts	$24	$1	$25

(a)	All derivative assets are recorded as other current assets in the Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses in the Consolidated Balance Sheets.

The following tables show the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Consolidated Statements of Operations for the years ended September 25, 2010 and September 26, 2009 (in millions):

	Gains/(Losses) Recognized in OCI - Effective Portion (c)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (c)		Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	September 25, 2010	September 26, 2009	September 25, 2010 (a)	September 26, 2009 (b)	Location	September 25, 2010	September 26, 2009
Cash flow hedges:
Foreign exchange contracts	$(267)	$338	$115	$370	Other income and expense	$(175)	$(97)

Net investment hedges:
Foreign exchange contracts	(41)	(44)	0	0	Other income and expense	1	3

Total	$(308)	$294	$115	$370		$(174)	$(94)

(a)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $158 million and ($43) million were recognized within net sales and cost of sales, respectively, within the Statement of Operations for the year ended September 25, 2010. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the year ended September 25, 2010.

(b)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $302 million and $68 million were recognized within net sales and cost of sales, respectively, within the Statement of Operations for the year ended September 26, 2009. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the year ended September 26, 2009.

(c)	Refer to Note 7, “Shareholders’ Equity and Stock-Based Compensation” of this Form 10-K, which summarizes the activity in accumulated other comprehensive income related to derivatives.

Accounts Receivable

Trade Receivables

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers and directly to certain education, consumer and enterprise customers. The Company generally does not require collateral from its customers; however, the Company will require collateral in certain instances to limit credit risk. In addition, when possible, the Company attempts to limit credit risk on trade receivables with credit insurance for certain customers in Latin America, Europe, Asia, and Australia, or by requiring third-party financing, loans or leases to support credit exposure. These credit-financing arrangements are directly between the third-party financing company and the end customer. As such, the Company generally does not assume any recourse or credit risk sharing related to any of these arrangements. However, considerable trade receivables not covered by collateral, third-party financing arrangements, or credit insurance are outstanding with the Company’s third-party cellular network carriers, wholesalers, retailers and value-added resellers. Trade receivables from two of the Company’s customers accounted for 15% and 12% of trade receivables as of September 25, 2010 and one of the Company’s customers accounted for 16% of trade receivables as of September 26, 2009. The Company’s cellular network carriers accounted for 64% and 51% of trade receivables as of September 25, 2010 and as of September 26, 2009, respectively. The additions and write-offs to the Company’s allowance for doubtful accounts during 2010, 2009 and 2008 were not significant.

Vendor Non-Trade Receivables

The Company has non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these manufacturing vendors who manufacture sub-assemblies or assemble final products for the Company. The Company purchases these components directly from suppliers. Vendor non-trade receivables from two of the Company’s vendors accounted for 57% and 24%, respectively, of non-trade receivables as of September 25, 2010 and two of the Company’s vendors accounted for 40% and 36%, respectively, of non-trade receivables as of September 26, 2009. The Company does not reflect the sale of these components in net sales and does not recognize any profits on these sales until the related products are sold by the Company, at which time any profit is recognized as a reduction of cost of sales.

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

Assets/Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 25, 2010 and September 26, 2009 (in millions):

	September 25, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Money market funds	$2,753	$0	$0	$2,753
U.S. Treasury securities	0	9,914	0	9,914
U.S. agency securities	0	8,727	0	8,727
Non-U.S. government securities	0	2,661	0	2,661
Certificates of deposit and time deposits	0	2,739	0	2,739
Commercial paper	0	3,168	0	3,168
Corporate securities	0	17,442	0	17,442
Municipal securities	0	1,917	0	1,917
Marketable equity securities	132	0	0	132
Foreign exchange contracts	0	107	0	107

Total assets measured at fair value	$2,885	$46,675	$0	$49,560

Liabilities:
Foreign exchange contracts	$0	$606	$0	$606

	September 26, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Money market funds	$1,608	$0	$0	$1,608
U.S. Treasury securities	0	3,616	0	3,616
U.S. agency securities	0	11,107	0	11,107
Non-U.S. government securities	0	321	0	321
Certificates of deposit and time deposits	0	1,714	0	1,714
Commercial paper	0	4,197	0	4,197
Corporate securities	0	9,786	0	9,786
Municipal securities	0	504	0	504
Marketable equity securities	61	0	0	61
Foreign exchange contracts	0	37	0	37

Total assets measured at fair value	$1,669	$31,282	$0	$32,951

Liabilities:
Foreign exchange contracts	$0	$25	$0	$25

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis as presented in the Company’s Consolidated Balance Sheet as of September 25, 2010 and September 26, 2009 (in millions):

	September 25, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Cash equivalents	$2,753	$6,818	$0	$9,571
Short-term marketable securities	0	14,359	0	14,359
Long-term marketable securities	0	25,391	0	25,391
Other current assets	0	107	0	107
Other assets	132	0	0	132

Total assets measured at fair value	$2,885	$46,675	$0	$49,560

Liabilities:
Other current liabilities	$0	$606	$0	$606

	September 26, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (a)
Assets:
Cash equivalents	$1,608	$2,516	$0	$4,124
Short-term marketable securities	0	18,201	0	18,201
Long-term marketable securities	0	10,528	0	10,528
Other current assets	0	37	0	37
Other assets	61	0	0	61

Total assets measured at fair value	$1,669	$31,282	$0	$32,951

Liabilities:
Other current liabilities	$0	$25	$0	$25

(a)	The total fair value amounts for assets and liabilities also represent the related carrying amounts.

Note 4 – Consolidated Financial Statement Details

The following tables show the Company’s consolidated financial statement details as of September 25, 2010 and September 26, 2009 (in millions):

Property, Plant and Equipment

	2010	2009
Land and buildings	$1,471	$955
Machinery, equipment and internal-use software	3,589	1,932
Office furniture and equipment	144	115
Leasehold improvements	2,030	1,665

Gross property, plant and equipment	7,234	4,667
Accumulated depreciation and amortization	(2,466)	(1,713)

Net property, plant and equipment	$4,768	$2,954

Accrued Expenses

	2010	2009
Accrued warranty and related costs	$761	$577
Deferred margin on component sales	663	225
Accrued compensation and employee benefits	436	357
Accrued marketing and distribution	396	359
Income taxes payable	210	430
Other current liabilities	3,257	1,904

Total accrued expenses	$5,723	$3,852

Non-Current Liabilities

	2010	2009
Deferred tax liabilities	$4,300	$2,216
Other non-current liabilities	1,231	1,286

Total other non-current liabilities	$5,531	$3,502

Note 5 – Goodwill and Other Intangible Assets

The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from three to ten years. The following table summarizes the components of gross and net intangible asset balances as of September 25, 2010 and September 26, 2009 (in millions):

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite lived and amortizable acquired intangible assets	$487	$(245)	$242	$323	$(176)	$147
Indefinite lived and unamortizable trademarks	100	0	100	100	0	100

Total acquired intangible assets	$587	$(245)	$342	$423	$(176)	$247

During 2010, the Company completed various business acquisitions for an aggregate cash consideration, net of cash acquired, of $638 million, of which $535 million was allocated to goodwill and $107 million to acquired intangible assets.

The Company’s gross carrying amount of goodwill was $741 million and $206 million as of September 25, 2010 and September 26, 2009, respectively. The Company did not have any goodwill impairment during 2010, 2009 or 2008. The Company’s goodwill is allocated primarily to the America’s reportable operating segment. Amortization expense related to acquired intangible assets was $69 million, $53 million and $46 million in 2010, 2009 and 2008, respectively. As of September 25, 2010 and September 26, 2009, the weighted-average amortization period for acquired intangible assets was 5.5 years and 7.2 years, respectively.

Expected annual amortization expense related to acquired intangible assets as of September 25, 2010, is as follows (in millions):

Years
2011	$83
2012	74
2013	39
2014	18
2015	17
Thereafter	11

Total	$242

Note 6 – Income Taxes

The provision for income taxes for the three years ended September 25, 2010, consisted of the following (in millions):

	2010	2009	2008
Federal:
Current	$2,150	$1,922	$1,796
Deferred	1,676	1,077	498

	3,826	2,999	2,294

State:
Current	655	524	359
Deferred	(115)	(2)	(25)

	540	522	334

Foreign:
Current	282	345	275
Deferred	(121)	(35)	(75)

	161	310	200

Provision for income taxes	$4,527	$3,831	$2,828

The foreign provision for income taxes is based on foreign pretax earnings of $13.0 billion, $6.6 billion and $4.6 billion in 2010, 2009 and 2008, respectively. The Company’s consolidated financial statements provide for any related tax liability on amounts that may be repatriated, aside from undistributed earnings of certain of the Company’s foreign subsidiaries that are intended to be indefinitely reinvested in operations outside the U.S. As of September 25, 2010, U.S. income taxes have not been provided on a cumulative total of $12.3 billion of such earnings. The amount of unrecognized deferred tax liability related to these temporary differences is estimated to be approximately $4.0 billion.

As of September 25, 2010 and September 26, 2009, $30.8 billion and $17.4 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. Amounts held by foreign subsidiaries are generally subject to U.S. income taxation on repatriation to the U.S.

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

As of September 25, 2010 and September 26, 2009, the significant components of the Company’s deferred tax assets and liabilities were (in millions):

	2010	2009
Deferred tax assets:
Accrued liabilities and other reserves	$1,300	$1,030
Basis of capital assets and investments	179	180
Accounts receivable and inventory reserves	68	172
Stock-based compensation	308	87
Other	558	383

Total deferred tax assets	2,413	1,852
Less valuation allowance	0	0

Deferred tax assets, net of valuation allowance	2,413	1,852

Deferred tax liabilities - Unremitted earnings of foreign subsidiaries	4,979	2,774

Net deferred tax liabilities	$(2,566)	$(922)

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate (35% in 2010, 2009 and 2008) to income before provision for income taxes for the three years ended September 25, 2010, is as follows (in millions):

	2010	2009	2008
Computed expected tax	$6,489	$4,223	$3,131
State taxes, net of federal effect	351	339	217
Indefinitely invested earnings of foreign subsidiaries	(2,125)	(647)	(500)
Research and development credit, net	(23)	(84)	(21)
Other	(165)	0	1

Provision for income taxes	$4,527	$3,831	$2,828

Effective tax rate	24%	32%	32%

The Company’s income taxes payable have been reduced by the tax benefits from employee stock plan awards. For stock options, the Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. For RSUs, the Company receives an income tax benefit upon the award’s vesting equal to the tax effect of the underlying stock’s fair market value. The Company had net excess tax benefits from employee stock plan awards of $742 million, $246 million and $770 million in 2010, 2009 and 2008, respectively, which were reflected as increases to common stock.

Uncertain Tax Positions

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Consolidated Balance Sheets.

As of September 25, 2010, the total amount of gross unrecognized tax benefits was $943 million, of which $404 million, if recognized, would affect the Company’s effective tax rate. As of September 26, 2009, the total amount of gross unrecognized tax benefits was $971 million, of which $307 million, if recognized, would affect the Company’s effective tax rate.

The aggregate changes in the balance of gross unrecognized tax benefits, which excludes interest and penalties, for the three years ended September 25, 2010, is as follows (in millions):

	2010	2009	2008
Beginning Balance	$971	506	$475
Increases related to tax positions taken during a prior year	61	341	27
Decreases related to tax positions taken during a prior year	(224)	(24)	(70)
Increases related to tax positions taken during the current year	240	151	85
Decreases related to settlements with taxing authorities	(102)	0	0
Decreases related to expiration of statute of limitations	(3)	(3)	(11)

Ending Balance	$943	$971	$506

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 25, 2010 and September 26, 2009, the total amount of gross interest and penalties accrued was $247 million and $291 million, respectively, which is classified as non-current liabilities in the Consolidated Balance Sheets. In 2010 and 2009, the Company recognized an interest benefit of $43 million and interest expense of $64 million, respectively, in connection with tax matters.

The Company is subject to taxation and files income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal income tax purposes, all years prior to 2004 are closed. The Internal Revenue Service (the “IRS”) has completed its field audit of the Company’s federal income tax returns for the years 2004 through 2006 and proposed certain adjustments. The Company has contested certain of these adjustments through the IRS Appeals Office. The IRS is currently examining the years 2007 through 2009. During the third quarter of 2010, the Company reached a tax settlement with the IRS for the years 2002 through 2003. In connection with the settlement, the Company reduced its gross unrecognized tax benefits by $100 million and recognized a $52 million tax benefit in the third quarter of 2010. In addition, the Company is also subject to audits by state, local and foreign tax authorities. In major states and major foreign jurisdictions, the years subsequent to 1988 and 2001, respectively, generally remain open and could be subject to examination by the taxing authorities.

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

The following table summarizes the components of AOCI, net of taxes, as of the three years ended September 25, 2010 (in millions):

	2010	2009	2008
Net unrealized gains/losses on marketable securities	$171	$48	$(70)
Net unrecognized gains/losses on derivative instruments	(252)	1	19
Cumulative foreign currency translation	35	28	42

Accumulated other comprehensive income/(loss)	$(46)	$77	$(9)

The change in fair value of available-for-sale securities included in other comprehensive income was $123 million, $118 million and $(63) million, net of taxes in 2010, 2009 and 2008, respectively. The tax effect related to the change in unrealized gains/losses on available-for-sale securities was $(72) million, $(78) million and $42 million for 2010, 2009 and 2008, respectively.

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three years ended September 25, 2010 (in millions):

	2010	2009	2008
Changes in fair value of derivatives	$(180)	$204	$7
Adjustment for net gains/losses realized and included in net income	(73)	(222)	12

Change in unrecognized gains/losses on derivative instruments	$(253)	$(18)	$19

The tax effect related to the changes in fair value of derivatives was $97 million, $(135) million and $(5) million for 2010, 2009 and 2008, respectively. The tax effect related to derivative gains/losses reclassified from other comprehensive income to net income was $43 million, $149 million and $(9) million for 2010, 2009 and 2008, respectively.

Employee Benefit Plans

2003 Employee Stock Plan

The 2003 Employee Stock Plan (the “2003 Plan”) is a shareholder approved plan that provides for broad-based equity grants to employees, including executive officers. The 2003 Plan permits the granting of incentive stock options, nonstatutory stock options, RSUs, stock appreciation rights, stock purchase rights and performance-based awards. Options granted under the 2003 Plan generally expire seven to ten years after the grant date and generally become exercisable over a period of four years, based on continued employment, with either annual, semi-annual or quarterly vesting. In general, RSUs granted under the 2003 Plan vest over two to four years, are subject to the employees’ continued employment and are paid upon vesting in shares of the Company’s common stock on a one-for-one basis. At the Company’s 2010 annual meeting of shareholders, the 2003 Plan was amended to (i) increase the number of shares of the Company’s common stock that may be delivered pursuant to awards granted under the 2003 Plan by an additional 36,000,000 shares and (ii) extend the Company’s authority to grant awards under the 2003 Plan intended to qualify as “performance-based awards” within the meaning of Section 162(m) of the U.S. Internal Revenue Code through the 2015 annual meeting of shareholders. As of September 25, 2010, approximately 62.5 million shares were reserved for future issuance under the 2003 Plan.

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

1997 Director Stock Plan

In August 1997, the Company’s Board of Directors (the “Board”) adopted a Director Stock Option Plan, which was subsequently renamed the 1997 Director Stock Plan (the “Director Plan”) and has been approved by shareholders. As amended, the Director Plan (i) permits the Company to grant awards of RSUs or stock options to the Company’s non-employee directors, (ii) beginning February 25, 2010, provides for automatic initial grants of RSUs upon a non-employee director joining the Board and automatic annual grants of RSUs at each annual meeting of shareholders, and (iii) permits the Board to prospectively change the relative mixture of stock options and RSUs for the initial and annual award grants and the methodology for determining the number of shares of the Company’s common stock subject to these grants without shareholder approval. Each share issued with respect to RSUs granted under the plan reduces the number of shares available for grant under the plan by two shares. The Director Plan expires November 9, 2019. As of September 25, 2010, approximately 199,000 shares were reserved for future issuance under the Director Plan.

Rule 10b5-1 Trading Plans

During the fourth quarter of 2010, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell, Philip W. Schiller and Bertrand Serlet had trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Employee Stock Purchase Plan

The Company has a shareholder approved employee stock purchase plan (the “Purchase Plan”), under which substantially all employees may purchase the Company’s common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning and end of six-month offering periods. An employee’s payroll deductions under the Purchase Plan are limited to 10% of the employee’s compensation and employee’s may not purchase more than $25,000 of stock for any calendar year. Additionally, no more than 1,000,000 shares may be purchased in the aggregate in any one offering period. As of September 25, 2010, approximately 3.8 million shares were reserved for future issuance under the Purchase Plan.

Employee Savings Plan

The Company has an employee savings plan (the “Savings Plan”) qualifying as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating U.S. employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit ($16,500 for calendar year 2010). The Company matches 50% to 100% of each employee’s contributions, depending on length of service, up to a maximum 6% of the employee’s eligible earnings. The Company’s matching contributions to the Savings Plan were $72 million, $59 million and $50 million in 2010, 2009 and 2008, respectively.

Restricted Stock Units

A summary of the Company’s RSU activity and related information for the three years ended September 25, 2010, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 29, 2007	4,675	$52.98
Restricted stock units granted	4,917	$162.61
Restricted stock units vested	(2,195)	$25.63
Restricted stock units cancelled	(357)	$119.12

Balance at September 27, 2008	7,040	$134.91
Restricted stock units granted	7,786	$111.80
Restricted stock units vested	(1,935)	$124.87
Restricted stock units cancelled	(628)	$121.28

Balance at September 26, 2009	12,263	$122.52
Restricted stock units granted	6,178	$214.37
Restricted stock units vested	(4,685)	$119.85
Restricted stock units cancelled	(722)	$147.56

Balance at September 25, 2010	13,034	$165.63	$3,810,287

The fair value as of the vesting date of RSUs was $1 billion, $221 million and $320 million for 2010, 2009 and 2008, respectively. Upon vesting, the RSUs are generally net share-settled to cover the required withholding tax and the remaining amount is converted into an equivalent number of shares of common stock. The majority of RSUs that vested in 2010, 2009 and 2008, were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 1.8 million, 707,000 and 857,000 for 2010, 2009 and 2008, respectively, and were based on the value of the RSUs on their vesting date as determined by the Company’s closing stock price. Total payments for the employees’ tax obligations to the taxing authorities were $406 million, $82 million and $124 million in 2010, 2009 and 2008, respectively, and are reflected as a financing activity within the Consolidated Statements of Cash Flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

Stock Option Activity

A summary of the Company’s stock option and RSU activity and related information for the three years ended September 25, 2010, is as follows (in thousands, except per share amounts and contractual term in years):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 29, 2007	67,827	49,751	$43.91
Restricted stock units granted	(9,834)	0	$0
Options granted	(9,359)	9,359	$171.36
Options cancelled	1,236	(1,236)	$98.40
Restricted stock units cancelled	714	0	$0
Options exercised	0	(13,728)	$27.88
Plan shares expired	(12)	0	$0

Balance at September 27, 2008	50,572	44,146	$74.39
Restricted stock units granted	(15,572)	0	$0
Options granted	(234)	234	$106.84
Options cancelled	1,241	(1,241)	$122.98
Restricted stock units cancelled	1,256	0	$0
Options exercised	0	(8,764)	$41.78
Plan shares expired	(2)	0	$0

Balance at September 26, 2009	37,261	34,375	$81.17
Additional shares authorized	36,000	0	$0
Restricted stock units granted	(12,356)	0	$0
Options granted	(34)	34	$202.00
Options assumed	0	98	$11.99
Options cancelled	430	(430)	$136.27
Restricted stock units cancelled	1,444	0	$0
Options exercised	0	(12,352)	$62.69
Plan shares expired	(8)	0	$0

Balance at September 25, 2010	62,737	21,725	$90.46	2.85	$4,385,291

Exercisable at September 25, 2010		17,791	$77.74	2.57	$3,817,663

Expected to vest after September 25, 2010		3,880	$148.03	4.12	$559,882

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes the effect of stock options that have a zero or negative intrinsic value. Total intrinsic value of options at time of exercise was $2.0 billion, $827 million and $2.0 billion for 2010, 2009 and 2008, respectively.

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

Stock-Based Compensation

Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options and employee stock purchase plan rights (“stock purchase rights”) is estimated at the grant date and offering date, respectively, based on the fair-value as calculated by the BSM option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The Company recognizes stock-based compensation cost as expense ratably on a straight-line basis over the requisite service period.

The weighted-average assumptions used for stock options granted do not apply to employee stock options assumed in conjunction with business acquisitions during the year ended September 25, 2010. The weighted-average fair value of stock options assumed during the year ended September 25, 2010 was $216.82. There were no stock options assumed during 2009 and 2008. The weighted-average assumptions used for the three years ended September 25, 2010, and the resulting estimates of weighted-average fair value per share of options granted and of stock purchase rights during those periods are as follows:

	2010	2009	2008
Expected life of stock options	10 years	4.54 years	3.41 years
Expected life of stock purchase rights	6 months	6 months	6 months
Interest rate - stock options	3.71%	2.04%	3.40%
Interest rate - stock purchase rights	0.25%	0.58%	3.48%
Volatility - stock options	36.30%	50.98%	45.64%
Volatility - stock purchase rights	33.28%	52.16%	38.51%
Dividend yields	0	0	0

Weighted-average fair value of stock options granted during the year	$108.58	$46.71	$62.73
Weighted-average fair value of stock purchase plan rights during the year	$45.03	$30.62	$42.27

The following table provides a summary of the stock-based compensation expense included in the Consolidated Statements of Operations for the three years ended September 25, 2010 (in millions):

	2010	2009	2008
Cost of sales	$151	$114	$80
Research and development	323	258	185
Selling, general and administrative	405	338	251

Total stock-based compensation expense	$879	$710	$516

Stock-based compensation expense capitalized as software development costs was not significant as of September 25, 2010 or September 26, 2009. The income tax benefit related to stock-based compensation expense was $314 million, $266 million and $169 million for 2010, 2009 and 2008, respectively. The total unrecognized compensation cost related to stock options and RSUs expected to vest was $1.9 billion as of September 25, 2010, which is expected to be recognized over a weighted-average period of 2.73 years.

Note 8 – Commitments and Contingencies

Lease Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for ten years, and often contain multi-year renewal options. As of September 25, 2010, the Company’s total future minimum lease payments under noncancelable operating leases were $2.1 billion, of which $1.7 billion related to leases for retail space.

Rent expense under all operating leases, including both cancelable and noncancelable leases, was $271 million, $231 million and $207 million in 2010, 2009 and 2008, respectively. Future minimum lease payments under noncancelable operating leases having remaining terms in excess of one year as of September 25, 2010, are as follows (in millions):

Years
2011	$266
2012	267
2013	260
2014	244
2015	226
Thereafter	826

Total minimum lease payments	$2,089

Accrued Warranty and Indemnifications

The Company offers a basic limited parts and labor warranty on its hardware products. The basic warranty period for hardware products is typically one year from the date of purchase by the end-user. The Company also offers a 90-day basic warranty for its service parts used to repair the Company’s hardware products. The Company provides currently for the estimated cost that may be incurred under its basic limited product warranties at the time related revenue is recognized. Factors considered in determining appropriate accruals for product warranty obligations include the size of the installed base of products subject to warranty protection, historical and projected warranty claim rates, historical and projected cost-per-claim, and knowledge of specific product failures that are outside of the Company’s typical experience. The Company assesses the adequacy of its pre-existing warranty liabilities and adjusts the amounts as necessary based on actual experience and changes in future estimates.

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

The following table reconciles changes in the Company’s accrued warranty and related costs for the three years ended September 25, 2010 (in millions):

	2010	2009	2008
Beginning accrued warranty and related costs	$577	$671	$363
Cost of warranty claims	(713)	(534)	(493)
Accruals for product warranty	897	440	801

Ending accrued warranty and related costs	$761	$577	$671

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either September 25, 2010 or September 26, 2009.

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

The Company and other participants in the personal computer, and mobile communication and media device industries also compete for various components with other industries that have experienced increased demand for their products. In addition, the Company uses some custom components that are not common to the rest of these industries, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements.

Substantially all of the Company’s Macs, iPhones, iPads, iPods, logic boards and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few outsourcing partners of the Company, often in single locations. Certain of these outsourcing partners are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company’s key products including but not limited to final assembly of substantially all of the Company’s Macs, iPhones, iPads and iPods. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods ranging from 30 to 150 days.

Long-Term Supply Agreements

The Company has entered into prepaid long-term supply agreements to secure the supply of certain inventory components, which generally expire between 2011 and 2015. As of September 25, 2010, the Company had a total of $956 million of inventory component prepayments outstanding, of which $157 million is classified as other current assets and $799 million is classified as other assets in the Consolidated Balance Sheets. In August 2010, the Company entered into a long-term supply agreement under which it has committed to prepay $500 million in 2011. The Company had a total of $1.2 billion of inventory component prepayments outstanding as of September 26, 2009. These prepayments will be applied to certain inventory component purchases made over the life of each respective agreement.

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, which are discussed in Part I, Item 3 of this Form 10-K under the heading “Legal Proceedings.” In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in any of these legal matters or if several of these legal matters were resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

On March 14, 2008, Mirror Worlds, LLC filed an action against the Company alleging that certain of its products infringed on three patents covering technology used to display files. On October 1, 2010, a jury returned a verdict against the Company, and awarded damages of $208 million per patent for each of the three patents asserted. The Company is challenging the verdict, believes it has valid defenses and has not recorded a loss contingency at this time.

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

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific and Retail operations. The Americas, Europe, Japan and Asia-Pacific reportable segment results do not include results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and

Africa. The Asia-Pacific segment includes Australia and Asia, but does not include Japan. The Retail segment operates Apple retail stores in 11 countries, including the U.S. Each reportable operating segment provides similar hardware and software products and similar services. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies.”

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the expenditures are incurred. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses, such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital asset purchases for long-lived assets are not reported to management by segment. Cash payments for capital asset purchases by the Retail segment were $392 million, $369 million and $389 million for 2010, 2009 and 2008, respectively.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate marketing expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 15 high-profile stores as of September 25, 2010. Amounts allocated to corporate expense resulting from the operations of high-profile stores were $75 million, $65 million and $53 million for 2010, 2009 and 2008, respectively.

Summary information by operating segment for the three years ended September 25, 2010 is as follows (in millions):

	2010	2009	2008
Americas:
Net sales	$24,498	$18,981	$16,552
Operating income	$7,590	$6,658	$4,901
Depreciation, amortization and accretion	$12	$12	$10
Segment assets (a)	$2,809	$1,896	$1,693

Europe:
Net sales	$18,692	$11,810	$9,233
Operating income	$7,524	$4,296	$3,022
Depreciation, amortization and accretion	$9	$7	$6
Segment assets	$1,926	$1,352	$1,069

Japan:
Net sales	$3,981	$2,279	$1,728
Operating income	$1,846	$961	$549
Depreciation, amortization and accretion	$3	$2	$2
Segment assets	$991	$483	$272

Asia-Pacific:
Net sales	$8,256	$3,179	$2,686
Operating income	$3,647	$1,100	$748
Depreciation, amortization and accretion	$3	$3	$3
Segment assets	$1,622	$529	$390

Retail:
Net sales	$9,798	$6,656	$7,292
Operating income	$2,364	$1,677	$1,661
Depreciation, amortization and accretion (b)	$163	$146	$108
Segment assets (b)	$1,829	$1,344	$1,139

(a)

The Americas asset figures do not include fixed assets held in the U.S. Such fixed assets are not allocated specifically to the Americas segment and are included in the corporate and Retail assets figures below.

(b)	Retail segment depreciation and asset figures reflect the cost and related depreciation of its retail stores and related infrastructure.

A reconciliation of the Company’s segment operating income and assets to the consolidated financial statements for the three years ended September 25, 2010 is as follows (in millions):

	2010	2009	2008
Segment operating income	$22,971	$14,692	$10,881
Other corporate expenses, net (a)	(3,707)	(2,242)	(2,038)
Stock-based compensation expense	(879)	(710)	(516)

Total operating income	$18,385	$11,740	$8,327

Segment assets	$9,177	$5,604	$4,563
Corporate assets	66,006	41,897	31,608

Consolidated assets	$75,183	$47,501	$36,171

Segment depreciation, amortization and accretion	$190	$170	$129
Corporate depreciation, amortization and accretion	837	564	367

Consolidated depreciation, amortization and accretion	$1,027	$734	$496

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

No single country outside of the U.S. accounted for more than 10% of net sales in 2010, 2009 or 2008. One of the Company’s customers accounted for 11% of net sales in 2009; there was no single customer that accounted for more than 10% of net sales in 2010 or 2008. Net sales and long-lived assets related to the U.S. and international operations for the three years ended September 25, 2010, are as follows (in millions):

	2010	2009	2008
Net sales:
U.S.	$28,633	$22,325	$20,893
International	36,592	20,580	16,598

Total net sales	$65,225	$42,905	$37,491

Long-lived assets:
U.S.	$4,292	$2,698	$2,269
International	710	495	410

Total long-lived assets	$5,002	$3,193	$2,679

Information regarding net sales by product for the three years ended September 25, 2010, is as follows (in millions):

	2010	2009	2008
Desktops (a)	$6,201	$4,324	$5,622
Portables (b)	11,278	9,535	8,732

Total Mac net sales	17,479	13,859	14,354

iPod	8,274	8,091	9,153
Other music related products and services (c)	4,948	4,036	3,340
iPhone and related products and services (d)	25,179	13,033	6,742
iPad and related products and services (e)	4,958	0	0
Peripherals and other hardware (f)	1,814	1,475	1,694
Software, service and other net sales (g)	2,573	2,411	2,208

Total net sales	$65,225	$42,905	$37,491

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(c)	Includes iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(d)	Includes revenue recognized from iPhone sales, carrier agreements, services, and Apple-branded and third-party iPhone accessories.
(e)	Includes revenue recognized from iPad sales, services and Apple-branded and third-party iPad accessories.
(f)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales of Apple-branded operating system and application software, third-party software, Mac and Internet services.

Note 10 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of approximately $248,000, $4,000 and $871,000 in expenses pursuant to the Reimbursement

Agreement during 2010, 2009 and 2008, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Note 11 – Selected Quarterly Financial Information (Unaudited)

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters ended September 25, 2010 and September 26, 2009 (in millions, except per share amounts):

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2010

Net sales	$20,343	$15,700	$13,499	$15,683
Gross margin	$7,512	$6,136	$5,625	$6,411
Net income	$4,308	$3,253	$3,074	$3,378
Earnings per common share:
Basic	$4.71	$3.57	$3.39	$3.74
Diluted	$4.64	$3.51	$3.33	$3.67

2009

Net sales	$12,207	$9,734	$9,084	$11,880
Gross margin	$5,105	$3,983	$3,627	$4,507
Net income	$2,532	$1,828	$1,620	$2,255
Earnings per common share:
Basic	$2.82	$2.05	$1.82	$2.54
Diluted	$2.77	$2.01	$1.79	$2.50

Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple Inc.

We have audited the accompanying consolidated balance sheets of Apple Inc. as of September 25, 2010 and September 26, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Apple Inc. at September 25, 2010 and September 26, 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Apple Inc.’s internal control over financial reporting as of September 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 27, 2010

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Apple Inc.

We have audited Apple Inc.’s internal control over financial reporting as of September 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Apple Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Apple Inc. maintained, in all material respects, effective internal control over financial reporting as of September 25, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Apple Inc. and our report dated October 27, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

October 27, 2010

Report of KPMG LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Apple Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows for the year ended September 27, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Apple Inc. and subsidiaries for the year ended September 27, 2008 in conformity with U.S. generally accepted accounting principles.

As discussed in note 1, the consolidated financial statements for the year ended September 27, 2008 have been restated to give effect to the retrospective adoption of the Financial Accounting Standards Board’s amended accounting standards related to revenue recognition for arrangements with multiple deliverables and arrangements that include software elements.

/s/ KPMG LLP

Mountain View, California

November 4, 2008, except as to note 1, which is as of January 25, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 25, 2010 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of September 25, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 84 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is set forth under the heading “Directors, Executive Officers and Corporate Governance” in the Company’s 2011 Proxy Statement to be filed with the U.S. Securities and Exchange Commission (“SEC”) in connection with the solicitation of proxies for the Company’s 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”) and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation

The information required by this Item is set forth under the headings “Executive Compensation” and “Compensation Discussion and Analysis” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is set forth under the heading “Review, Approval or Ratification of Transactions with Related Persons” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item is set forth under the heading “Fees Paid to Auditors” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of October 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Steven P. Jobs STEVEN P. JOBS	Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2010

/s/ Peter Oppenheimer PETER OPPENHEIMER	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	October 27, 2010

/s/ Betsy Rafael BETSY RAFAEL	Vice President Corporate Controller (Principal Accounting Officer)	October 27, 2010

/s/ William V. Campbell WILLIAM V. CAMPBELL	Director	October 27, 2010

/s/ Millard S. Drexler MILLARD S. DREXLER	Director	October 27, 2010

/s/ Albert Gore, Jr. ALBERT GORE, JR.	Director	October 27, 2010

/s/ Andrea Jung ANDREA JUNG	Director	October 27, 2010

/s/ Arthur D. Levinson ARTHUR D. LEVINSON	Director	October 27, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2	By-Laws of the Registrant, as amended through May 27, 2009.	8-K	6/2/09

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through March 8, 2010.	10-Q	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.5*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Form of Option Agreement.	10-K	9/24/05

10.8*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.9*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

14.1**	Business Conduct Policy of the Registrant dated July 2010.

21.1**	Subsidiaries of the Registrant.

23.1**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2**	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

24.1**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
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