Form 10-Q
period 2010-12-25
APPLE INC
filed 2011-01-19
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2010

or

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

921,278,012 shares of common stock issued and outstanding as of January 7, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended
	December 25, 2010	December 26, 2009
Net sales	$26,741	$15,683
Cost of sales	16,443	9,272

Gross margin	10,298	6,411

Operating expenses:
Research and development	575	398
Selling, general and administrative	1,896	1,288

Total operating expenses	2,471	1,686

Operating income	7,827	4,725
Other income and expense	136	33

Income before provision for income taxes	7,963	4,758
Provision for income taxes	1,959	1,380

Net income	$6,004	$3,378

Earnings per common share:
Basic	$6.53	$3.74
Diluted	$6.43	$3.67

Shares used in computing earnings per share:
Basic	919,294	903,542
Diluted	933,154	919,783

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	December 25, 2010	September 25, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$10,734	$11,261
Short-term marketable securities	16,243	14,359
Accounts receivable, less allowances of $62 and $55, respectively	6,027	5,510
Inventories	885	1,051
Deferred tax assets	1,724	1,636
Vendor non-trade receivables	4,847	4,414
Other current assets	3,467	3,447

Total current assets	43,927	41,678

Long-term marketable securities	32,730	25,391
Property, plant and equipment, net	5,868	4,768
Goodwill	741	741
Acquired intangible assets, net	522	342
Other assets	2,954	2,263

Total assets	$86,742	$75,183

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$14,301	$12,015
Accrued expenses	5,953	5,723
Deferred revenue	3,541	2,984

Total current liabilities	23,795	20,722

Deferred revenue – non-current	1,216	1,139
Other non-current liabilities	7,065	5,531

Total liabilities	32,076	27,392

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 921,035,475 and 915,970,050 shares issued and outstanding, respectively	11,502	10,668
Retained earnings	43,050	37,169
Accumulated other comprehensive income/(loss)	114	(46)

Total shareholders’ equity	54,666	47,791

Total liabilities and shareholders’ equity	$86,742	$75,183

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Three Months Ended
	December 25, 2010	December 26, 2009
Cash and cash equivalents, beginning of the period	$11,261	$5,263

Operating activities:
Net income	6,004	3,378
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	356	209
Stock-based compensation expense	299	205
Deferred income tax expense	823	425
Changes in operating assets and liabilities:
Accounts receivable, net	(517)	271
Inventories	166	(121)
Vendor non-trade receivables	(433)	(95)
Other current and non-current assets	(558)	(369)
Accounts payable	2,346	956
Deferred revenue	634	606
Other current and non-current liabilities	653	316

Cash generated by operating activities	9,773	5,781

Investing activities:
Purchases of marketable securities	(19,575)	(12,922)
Proceeds from maturities of marketable securities	3,279	6,216
Proceeds from sales of marketable securities	6,853	3,199
Payments for acquisition of property, plant and equipment	(1,214)	(376)
Payments for acquisition of intangible assets	(49)	(5)
Other	(23)	(70)

Cash used in investing activities	(10,729)	(3,958)

Financing activities:
Proceeds from issuance of common stock	208	374
Excess tax benefits from stock-based compensation	454	252
Taxes paid related to net share settlement of equity awards	(233)	(103)

Cash generated by financing activities	429	523

(Decrease)/increase in cash and cash equivalents	(527)	2,346

Cash and cash equivalents, end of the period	$10,734	$7,609

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$826	$980

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures, and markets personal computers, mobile communication and media devices, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as third-party cellular network carriers, wholesalers, resellers and value-added resellers. In addition, the Company sells a variety of third-party Macintosh (“Mac”), iPhone, iPad and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to consumer, small and mid-sized business, education, enterprise, government and creative markets.

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

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and the notes thereto for the fiscal year ended September 25, 2010, included in its Annual Report on Form 10-K (the “2010 Form 10-K”). Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years.

During the first quarter of 2011, the Company adopted the Financial Accounting Standard Board’s (“FASB”) new accounting standard on consolidation of variable interest entities. This new accounting standard eliminates the mandatory quantitative approach in determining control for evaluating whether variable interest entities need to be consolidated in favor of a qualitative analysis, and requires an ongoing reassessment of control over such entities. The adoption of this new accounting standard did not impact the Company’s condensed consolidated financial statements.

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

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended December 25, 2010 and December 26, 2009 (in thousands, except net income in millions and per share amounts):

	Three Months Ended
	December 25, 2010	December 26, 2009
Numerator:
Net income	$6,004	$3,378
Denominator:
Weighted-average shares outstanding	919,294	903,542
Effect of dilutive securities	13,860	16,241

Weighted-average diluted shares	933,154	919,783

Basic earnings per common share	$6.53	$3.74
Diluted earnings per common share	$6.43	$3.67

Potentially dilutive securities representing approximately 83,000 shares and 1.8 million shares of common stock for the quarters ended December 25, 2010 and December 26, 2009, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of December 25, 2010 and September 25, 2010 (in millions):

	December 25, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$3,000	$0	$0	$3,000	$3,000	$0	$0
Money market funds	1,470	0	0	1,470	1,470	0	0
U.S. Treasury securities	8,368	16	(23)	8,361	1,537	2,112	4,712
U.S. agency securities	10,821	7	(10)	10,818	1,200	4,467	5,151
Non-U.S. government securities	4,328	11	(4)	4,335	9	1,318	3,008
Certificates of deposit and time deposits	3,639	1	(1)	3,639	1,342	943	1,354
Commercial paper	3,871	0	0	3,871	2,134	1,737	0
Corporate securities	21,704	72	(35)	21,741	39	5,283	16,419
Municipal securities	2,474	7	(9)	2,472	3	383	2,086

Total cash, cash equivalents and marketable securities	$59,675	$114	$(82)	$59,707	$10,734	$16,243	$32,730

	September 25, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$1,690	$0	$0	$1,690	$1,690	$0	$0
Money market funds	2,753	0	0	2,753	2,753	0	0
U.S. Treasury securities	9,872	42	0	9,914	2,571	2,130	5,213
U.S. agency securities	8,717	10	0	8,727	1,916	4,339	2,472
Non-U.S. government securities	2,648	13	0	2,661	10	865	1,786
Certificates of deposit and time deposits	2,735	5	(1)	2,739	374	850	1,515
Commercial paper	3,168	0	0	3,168	1,889	1,279	0
Corporate securities	17,349	102	(9)	17,442	58	4,522	12,862
Municipal securities	1,899	19	(1)	1,917	0	374	1,543

Total cash, cash equivalents and marketable securities	$50,831	$191	$(11)	$51,011	$11,261	$14,359	$25,391

The Company had net unrealized gains on its investment portfolio of $32 million and $180 million as of December 25, 2010 and September 25, 2010, respectively. The net unrealized gains as of December 25, 2010 and September 25, 2010 related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic purposes for reasons, including but not limited to, anticipation of credit deterioration and duration management. The Company recognized no significant net realized gains or losses during the first quarter of 2011 or 2010 related to such sales. The maturities of the Company’s long-term marketable securities generally range from one year to five years.

As of December 25, 2010, the Company had $1 million of gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer. The fair value of the individual securities that had been in a continuous loss position for 12 months or longer as of December 25, 2010 was $518 million. The Company had $11 million of gross unrealized losses as of September 25, 2010, of which an insignificant amount had been in a continuous loss position for 12 months or longer.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the first quarters of 2011 and 2010, the Company did not recognize any significant impairment charges. As of December 25, 2010, the Company does not consider any of its investments to be other-than-temporarily impaired.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign currency exchange risk. The Company may enter into foreign currency forward and option contracts to offset some of the foreign exchange risk of expected future cash flows on certain forecasted revenue and cost of sales, of net investments in certain foreign subsidiaries, and on certain existing assets and liabilities. To help protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency revenue. The Company’s subsidiaries whose functional currency is not the U.S. dollar and who sell in local currencies may hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currencies. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases for three to six months. To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. The Company may also enter into foreign currency forward and option contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies. However, the Company may choose not to hedge certain foreign currency exchange exposures for a variety of reasons, including but not limited to immateriality, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.

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

The Company had a net deferred loss associated with cash flow hedges of approximately $9 million and $252 million, net of taxes, recorded in other comprehensive income as of December 25, 2010 and September 25, 2010, respectively. Other comprehensive income associated with cash flow hedges of foreign currency revenue is recognized as a component of net sales in the same period as the related revenue is recognized, and other comprehensive income related to cash flow hedges of inventory purchases is recognized as a component of cost of sales in the same period as the related costs are recognized. Substantially all of the Company’s hedged transactions as of December 25, 2010 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments also are reflected in current earnings unless they are re-designated as hedges of other transactions. The Company did not recognize any material net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the first quarter of 2011 or 2010.

The Company had an unrealized net gain on net investment hedges of $3 million and an unrealized net loss on net investment hedges of $9 million, net of taxes, included in the cumulative translation adjustment account of accumulated other comprehensive income (“AOCI”) as of December 25, 2010 and September 25, 2010, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in current earnings in other income and expense.

The Company recognized in earnings a net gain of $29 million and a net loss of $34 million on foreign currency forward and option contracts not designated as hedging instruments during the first quarter of 2011 and 2010, respectively. These amounts represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 25, 2010 and September 25, 2010 (in millions):

	December 25, 2010		September 25, 2010
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$11,193	$113	$13,957	$62

Instruments other than accounting hedges:
Foreign exchange contracts	$10,613	$82	$10,727	$45

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and does not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. The Company’s gross exposure on these transactions may be further mitigated by collateral received from certain counterparties. The Company’s exposure to credit loss and market risk will vary over time as a function of currency exchange rates. Although the table above reflects the notional principal and credit risk amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of December 25, 2010, the Company received cash collateral related to the derivative instruments under its collateral security arrangements of $77 million and recorded the offsetting balance as accrued expenses in the Condensed Consolidated Balance Sheet. As of September 25, 2010, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $445 million and recorded the offsetting balance as other current assets in the Condensed Consolidated Balance Sheet. The Company did not have any derivative instruments with credit risk-related contingent features that would require it to post additional collateral as of December 25, 2010 or September 25, 2010.

The estimates of fair value are based on applicable and commonly used pricing models and prevailing financial market information as of December 25, 2010 and September 25, 2010. Refer to Note 3, “Fair Value Measurements” of this Form 10-Q, for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities, that are measured at fair value in the condensed consolidated financial statements on a recurring basis. The following tables show the Company’s derivative instruments measured at gross fair value as reflected in the Condensed Consolidated Balance Sheets as of December 25, 2010 and September 25, 2010 (in millions):

	December 25, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$112	$82	$194

Derivative liabilities (b):
Foreign exchange contracts	$87	$21	$108

	September 25, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$62	$45	$107

Derivative liabilities (b):
Foreign exchange contracts	$488	$118	$606

(a)	All derivative assets are recorded as other current assets in the Condensed Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table shows the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three months ended December 25, 2010 and December 26, 2009 (in millions):

	Gains/(Losses) Recognized in OCI - Effective Portion (c)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (c)		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	December 25, 2010	December 26, 2009	December 25, 2010 (a)	December 26, 2009 (b)	Location	December 25, 2010	December 26, 2009
Cash flow hedges:
Foreign exchange contracts	$(66)	$12	$(449)	$(20)	Other income and expense	$21	$(14)

Net investment hedges:
Foreign exchange contracts	(3)	(1)	0	0	Other income and expense	0	0

Total	$(69)	$11	$(449)	$(20)		$21	$(14)

(a)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $(257) million and $(192) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended December 25, 2010. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the three months ended December 25, 2010.

(b)

Includes gains/(losses) reclassified from AOCI into net income for the effective portion of cash flow hedges, of which $2 million and ($22) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended December 26, 2009. There were no amounts reclassified from AOCI into net income for the effective portion of net investment hedges for the three months ended December 26, 2009.

(c)	Refer to Note 6, “Shareholders’ Equity and Stock-Based Compensation” of this Form 10-Q, which summarizes the activity in AOCI related to derivatives.

Accounts Receivable

The Company has considerable trade receivables not covered by collateral, third-party financing arrangements or credit insurance outstanding with its third-party cellular network carriers, wholesalers, retailers, and value-added resellers, and directly to certain education, consumer and enterprise customers. There was one customer that represented 10% of the Company’s trade receivables as of December 25, 2010. Trade receivables from two of the Company’s customers accounted for 15% and 12% of trade receivables as of September 25, 2010. The Company’s cellular network carriers accounted for 54% and 64% of trade receivables as of December 25, 2010 and September 25, 2010, respectively. Additionally, the Company has non-trade receivables from certain of its manufacturing vendors. Vendor non-trade receivables from two of the Company’s vendors accounted for 55% and 27%, respectively, of non-trade receivables as of December 25, 2010 and two of the Company’s vendors accounted for 57% and 24%, respectively, of non-trade receivables as of September 25, 2010.

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

Assets and Liabilities Measured at Fair Value

The following tables present the Company’s assets and liabilities measured at fair value, which also represents the related carrying amounts, on a recurring basis as of December 25, 2010 and September 25, 2010 (in millions):

	Quoted Prices in Active Markets for Identical Instruments (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	December 25, 2010	September 25, 2010	December 25, 2010	September 25, 2010	December 25, 2010	September 25, 2010	December 25, 2010	September 25, 2010
Assets:
Money market funds	$1,470	$2,753	$0	$0	$0	$0	$1,470	$2,753
U.S. Treasury securities	0	0	8,361	9,914	0	0	8,361	9,914
U.S. agency securities	0	0	10,818	8,727	0	0	10,818	8,727
Non-U.S. government securities	0	0	4,335	2,661	0	0	4,335	2,661
Certificates of deposit and time deposits	0	0	3,639	2,739	0	0	3,639	2,739
Commercial paper	0	0	3,871	3,168	0	0	3,871	3,168
Corporate securities	0	0	21,741	17,442	0	0	21,741	17,442
Municipal securities	0	0	2,472	1,917	0	0	2,472	1,917
Marketable equity securities	129	132	0	0	0	0	129	132
Foreign exchange contracts	0	0	194	107	0	0	194	107

Total assets measured at fair value	$1,599	$2,885	$55,431	$46,675	$0	$0	$57,030	$49,560

Liabilities:
Foreign exchange contracts	$0	$0	$108	$606	$0	$0	$108	$606

During the three months ended December 25, 2010 and September 25, 2010, the Company did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

Note 4 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details as of December 25, 2010 and September 25, 2010 (in millions):

Property, Plant and Equipment

	December 25, 2010	September 25, 2010
Land and buildings	$1,968	$1,471
Machinery, equipment and internal-use software	4,457	3,589
Office furniture and equipment	149	144
Leasehold improvements	2,061	2,030

Gross property, plant and equipment	8,635	7,234
Accumulated depreciation and amortization	(2,767)	(2,466)

Net property, plant and equipment	$5,868	$4,768

Accrued Expenses

	December 25, 2010	September 25, 2010
Accrued warranty and related costs	$904	$761
Deferred margin on component sales	806	663
Accrued compensation and employee benefits	455	436
Accrued marketing and distribution	452	396
Income taxes payable	152	210
Other current liabilities	3,184	3,257

Total accrued expenses	$5,953	$5,723

Non-Current Liabilities

	December 25, 2010	September 25, 2010
Deferred tax liabilities	$5,418	$4,300
Other non-current liabilities	1,647	1,231

Total other non-current liabilities	$7,065	$5,531

Note 5 – Income Taxes

As of December 25, 2010, the Company recorded gross unrecognized tax benefits of $1.0 billion, of which $450 million, if recognized, would affect the Company’s effective tax rate. As of September 25, 2010, the total amount of gross unrecognized tax benefits was $943 million, of which $404 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $254 million and $247 million of gross interest and penalties accrued as of December 25, 2010 and September 25, 2010, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table summarizes the components of total comprehensive income, net of taxes, during the three months ended December 25, 2010 and December 26, 2009 (in millions):

	Three Months Ended
	December 25, 2010	December 26, 2009
Net income	$6,004	$3,378
Other comprehensive income:
Change in unrecognized gains/losses on derivative instruments	243	18
Change in foreign currency translation	16	5
Change in unrealized gains/losses on marketable securities	(99)	11

Total comprehensive income	$6,164	$3,412

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three months ended December 25, 2010 and December 26, 2009 (in millions):

	Three Months Ended
	December 25, 2010	December 26, 2009
Change in fair value of derivatives	$(43)	$6
Adjustment for net gains/losses realized and included in net income	286	12

Change in unrecognized gains/losses on derivative instruments	$243	$18

The following table summarizes the components of AOCI, net of taxes, as of December 25, 2010 and September 25, 2010 (in millions):

	December 25, 2010	September 25, 2010
Net unrealized gains/losses on marketable securities	$72	$171
Net unrecognized gains/losses on derivative instruments	(9)	(252)
Cumulative foreign currency translation	51	35

Accumulated other comprehensive income/(loss)	$114	$(46)

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the first quarter of 2011, executive officers Timothy D. Cook, Peter Oppenheimer, Philip W. Schiller, Bertrand Serlet, D. Bruce Sewell and Jeffrey E. Williams had trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Equity Awards

A summary of the Company’s RSU activity and related information for the three months ended December 25, 2010, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 25, 2010	13,034	$165.63
Restricted stock units granted	4,683	$290.37
Restricted stock units vested	(2,088)	$145.45
Restricted stock units cancelled	(138)	$183.71

Balance at December 25, 2010	15,491	$205.90	$5,012,931

RSUs that vested during the three months ended December 25, 2010 and December 26, 2009 had a fair value of $659 million and $292 million, respectively, as of the vesting date.

A summary of the Company’s stock option activity and related information for the three months ended December 25, 2010, is as follows (in thousands, except per share amounts and contractual term in years):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 25, 2010	21,725	$90.46
Options granted	0	$0
Options cancelled	(71)	$105.82
Options exercised	(3,715)	$56.01

Balance at December 25, 2010	17,939	$97.54	2.82	$4,055,208

Exercisable at December 25, 2010	15,257	$86.84	2.61	$3,612,242

Expected to vest after December 25, 2010	2,652	$158.44	4.01	$437,960

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes stock options that have a zero or negative intrinsic value. The total intrinsic value of options at the time of exercise was $944 million and $690 million for the three-months ended December 25, 2010 and December 26, 2009, respectively.

The Company had approximately 53.7 million shares and 62.7 million shares reserved for future issuance under the Company’s stock plans as of December 25, 2010 and September 25, 2010, respectively. RSUs granted are deducted from the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled are added back to the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled.

Stock-Based Compensation

Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options and employee stock purchase plan rights (“stock purchase rights”) is estimated at the grant date and offering date, respectively, based on the fair-value as calculated by the Black-Scholes Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

The Company did not grant any stock options during the three months ended December 25, 2010 and December 26, 2009. The weighted-average assumptions used and the weighted-average fair value of stock purchase rights per share during the three months ended December 25, 2010 and December 26, 2009 are as follows:

	Three Months Ended
	December 25, 2010	December 26, 2009
Expected life	6 months	6 months
Interest rate	0.20%	0.35%
Expected volatility	34.93%	40.79%
Weighted-average fair value	$61.22	$35.21

The following table provides a summary of the stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three months ended December 25, 2010 and December 26, 2009 (in millions):

	Three Months Ended
	December 25, 2010	December 26, 2009
Cost of sales	$52	$37
Research and development	113	74
Selling, general and administrative	134	94

Total stock-based compensation expense	$299	$205

Stock-based compensation expense capitalized as software development costs was not significant as of December 25, 2010 or September 25, 2010. The income tax benefit related to stock-based compensation expense was $96 million and $82 million for the three months ended December 25, 2010 and December 26, 2009, respectively. As of December 25, 2010, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $2.8 billion, which the Company expects to recognize over a weighted-average period of 3.1 years.

Note 7 – Commitments and Contingencies

Accrued Warranty and Indemnifications

The following table reconciles changes in the Company’s accrued warranties and related costs for the three months ended December 25, 2010 and December 26, 2009 (in millions):

	Three Months Ended
	December 25, 2010	December 26, 2009
Beginning accrued warranty and related costs	$761	$577
Cost of warranty claims	(253)	(135)
Accruals for product warranty	396	142

Ending accrued warranty and related costs	$904	$584

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either December 25, 2010 or September 25, 2010.

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

The Company and other participants in the personal computer, and mobile communication and media device industries also compete for various components with other industries that have experienced increased demand for their products. In addition, the Company uses some custom components that are not common to the rest of these industries, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements.

Substantially all of the Company’s Macs, iPhones, iPads, iPods, logic boards and other assembled products are now manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few outsourcing partners of the Company, often in single locations. Certain of these outsourcing partners are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company’s key products including but not limited to final assembly of substantially all of the Company’s hardware products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods ranging from 30 to 150 days.

Long-Term Supply Agreements

The Company has entered into long-term agreements to secure the supply of certain inventory components. These agreements generally expire between 2011 and 2022. As of December 25, 2010, the Company had a total of $1.6 billion of inventory component prepayments outstanding, of which $183 million is classified as other current assets and $1.4 billion is classified as other assets in the Condensed Consolidated Balance Sheets. The Company had a total of $956 million of inventory component prepayments outstanding as of September 25, 2010. The Company’s outstanding prepayments will be applied to certain inventory component purchases made during the term of each respective agreement. As of December 25, 2010, the Company had off-balance sheet commitments under long-term supply agreements totaling approximately $3.2 billion to make additional inventory component prepayments and to acquire capital equipment in 2011 and beyond.

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 25, 2010, the Company’s total future minimum lease payments under noncancelable operating leases were $2.1 billion, of which $1.7 billion related to leases for retail space. As of December 25, 2010, total future minimum lease payments under noncancelable operating leases related to leases for retail space were $1.7 billion.

Additionally, as of December 25, 2010, the Company had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $7.9 billion. Other outstanding obligations were $967 million as of December 25, 2010, and were comprised mainly of commitments to acquire product tooling and manufacturing process equipment and commitments related to advertising, research and development, Internet and telecommunications services and other obligations. These commitments exclude the off-balance sheet commitments under the long-term supply agreements described above.

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, which are discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Part II Item 1A under the heading “Risk Factors.” In the opinion of management, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. If the Company failed to prevail in any of these legal matters or if several of these legal matters were resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

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

The Company manages its business primarily on a geographic basis. Accordingly, the Company determined its operating and reporting segments, which are generally based on the nature and location of its customers, to be the Americas, Europe, Japan, Asia-Pacific and Retail operations. The Americas, Europe, Japan and Asia-Pacific reportable segment results do not include results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries, as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asia, but does not include Japan. The Retail segment operates Apple retail stores in 11 countries, including the U.S. Each reportable operating segment provides similar hardware and software products and similar services. The accounting policies of the various segments are the same as those described in Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K.

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the advertising occurs. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 16 high-profile stores as of December 25, 2010. Amounts allocated to corporate expense resulting from the operations of high-profile stores were $24 million and $17 million in the first quarters of 2011 and 2010, respectively.

Summary information by operating segment for the three months ended December 25, 2010 and December 26, 2009 is as follows (in millions):

	Three Months Ended
	December 25, 2010	December 26, 2009
Americas:
Net sales	$9,218	$6,092
Operating income	$2,899	$1,811

Europe:
Net sales	$7,256	$5,024
Operating income	$2,756	$2,165

Japan:
Net sales	$1,433	$783
Operating income	$572	$354

Asia-Pacific:
Net sales	$4,987	$1,813
Operating income	$2,042	$820

Retail:
Net sales	$3,847	$1,971
Operating income	$1,030	$481

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three months ended December 25, 2010 and December 26, 2009 is as follows (in millions):

	Three Months Ended
	December 25, 2010	December 26, 2009
Segment operating income	$9,299	$5,631
Stock-based compensation expense	(299)	(205)
Other corporate expenses, net (a)	(1,173)	(701)

Total operating income	$7,827	$4,725

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

Note 9 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company recognized a total of $15,000 and $16,000 in expenses pursuant to the Reimbursement Agreement during the first quarters of 2011 and 2010, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 25, 2010 (the “2010 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) and the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references in this report to particular years or quarters refer to the Company’s fiscal years ended in September and the associated quarters of those fiscal years. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Executive Overview

The Company designs, manufactures, and markets a range of personal computers, mobile communication and media devices, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include Mac® computers, iPhone®, iPad®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the Mac OS® X and iOS operating systems, third-party digital content and applications through the iTunes Store® and Mac App Store, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party Mac, iPhone, iPad and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumer, small and mid-sized business, education, enterprise, government, and creative markets.

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software, peripherals, services, and Internet offerings. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to the development and enhancement of innovative products and technologies. In conjunction with its strategy, the Company continues to build and host a robust platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. Within the iTunes Store, the Company has expanded its offerings through the App Store and iBookstore, which allow customers to browse, search for, and purchase third-party applications and books through either a Mac or Windows-based computer or by wirelessly downloading directly to an iPhone, iPad or iPod touch. In January 2011, the Company opened the Mac App Store allowing customers to find, download and install applications for their Macs in one step. The Company also works to support a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. Additionally, the Company’s strategy includes expanding its distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle and productivity solutions.

The Company participates in several highly competitive markets, including personal computers with its Mac computers; mobile communications and media devices with its iPhone, iPad and iPod product families; and distribution of third-party digital content and applications with its online iTunes Store. While the Company is widely recognized as a leading innovator in the markets where it competes, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company’s research and development spending is focused on investing in new hardware and software products, and in further developing its existing products, including Mac, iPhone, iPad, and iPod hardware; Mac OS X and iOS operating systems; and a variety of application software. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

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

Products

The Company offers a range of personal computing products, mobile communication and media devices, and portable digital music players, as well as a variety of related software, services, peripherals, networking solutions and various third-party hardware and software products. In addition, the Company offers its own software products, including Mac OS X, the Company’s proprietary operating system software for the Mac; iOS, the Company’s proprietary mobile operating system; server software; and application software for consumer, education, and business customers. A detailed discussion of the Company’s other products may be found in Part I, Item 1, “Business,” of the Company’s 2010 Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles (“GAAP”) and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported in its condensed consolidated financial statements and accompanying notes. Note 1, “Summary of Significant Accounting Policies” of this Form 10-Q and in the Notes to Consolidated Financial Statements in the Company’s 2010 Form 10-K describes the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates and such differences may be material.

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

For all past and current sales of iPhone, iPad, Apple TV and for sales of iPod touch beginning in June 2010, the Company indicated it might from time-to-time provide future unspecified software upgrades and features free of charge to customers. Because the Company has neither VSOE nor TPE for embedded unspecified software upgrade rights, revenue is allocated to these rights based on the Company’s ESPs. Revenue allocated to the embedded unspecified software upgrade rights is deferred and recognized on a straight-line basis over the 24-month estimated life of each of the related hardware products. The Company’s process for determining ESPs involves management’s judgment. The Company’s process considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s ESP for software upgrades related to future sales of these devices could change. If the estimated life of one or more of the hardware products should change, the future rate of amortization of the revenue allocated to the software upgrade rights would also change.

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 7, “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In management’s opinion, the Company does not have a potential liability related to any current legal proceedings and claims that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the outcomes of legal proceedings and claims brought against the Company are subject to significant uncertainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected.

Net Sales

The following table summarizes net sales and Mac unit sales by operating segment and net sales and unit sales by product during the three months ended December 25, 2010 and December 26, 2009 (in millions, except unit sales in thousands and per unit amounts):

	Three Months Ended
	December 25, 2010	December 26, 2009	Change
Net Sales by Operating Segment:
Americas net sales	$9,218	$6,092	51%
Europe net sales	7,256	5,024	44%
Japan net sales	1,433	783	83%
Asia-Pacific net sales	4,987	1,813	175%
Retail net sales	3,847	1,971	95%

Total net sales	$26,741	$15,683	71%

Net Sales by Product:
Desktops (a)	$1,731	$1,692	2%
Portables (b)	3,699	2,758	34%

Total Mac net sales	5,430	4,450	22%

iPod	3,425	3,391	1%
Other music related products and services (c)	1,431	1,164	23%
iPhone and related products and services (d)	10,468	5,578	88%
iPad and related products and services (e)	4,608	0	NM
Peripherals and other hardware (f)	593	469	26%
Software, service and other sales (g)	786	631	25%

Total net sales	$26,741	$15,683	71%

Unit Sales by Product:
Desktops (a)	1,227	1,234	(1%	)
Portables (b)	2,907	2,128	37%

Total Mac unit sales	4,134	3,362	23%

Net sales per Mac unit sold (h)	$1,313	$1,324	(1%	)

iPod unit sales	19,446	20,970	(7%	)

Net sales per iPod unit sold (h)	$176	$162	9%

iPhone unit sales	16,235	8,737	86%

iPad unit sales	7,331	0	NM

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(c)	Includes iTunes Store sales, iPod services, and Apple-branded and third-party iPod accessories.
(d)	Includes revenue recognized from iPhone sales, carrier agreements, services, and Apple-branded and third-party iPhone accessories.
(e)	Includes revenue recognized from iPad sales, services, and Apple-branded and third-party iPad accessories.
(f)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales of Apple-branded operating system and application software, third-party software, and Mac and Internet services.
(h)	Derived by dividing total product-related net sales by total product-related unit sales.

NM = Not Meaningful

Net sales during the first quarter of 2011 increased $11.1 billion or 71% compared to the same quarter in 2010. Several factors contributed positively to these increases, including the following:

•

Net sales of iPhone and related products and services were $10.5 billion in the first quarter of 2011 representing an increase of $4.9 billion or 88% compared to the first quarter of 2010. Net sales of iPhone and related products and services accounted for 39% of the Company’s total net sales for the first quarter of 2011 compared to 36% in the first quarter of 2010. iPhone unit sales totaled 16.2 million in the first quarter of 2011, which represents an increase of 7.5 million units or 86% compared to the same period in 2010. iPhone year-over-year growth reflects strong demand for iPhone 4 in all of the Company’s operating segments and the expanded distribution with new carriers and resellers. As of December 25, 2010, the Company distributed iPhone in 90 countries through 185 carriers. In January 2011, the Company announced plans to expand U.S. distribution of iPhone to the Verizon Wireless network beginning in February 2011.

•

Net sales of iPad and related products and services were $4.6 billion and unit sales of iPad were 7.3 million during the first quarter of 2011. iPad was released in the U.S. in April 2010 and in various other countries over the remainder of 2010. As of December 25, 2010, the Company distributed iPad in 46 countries. The Company distributes iPad through its direct channels, certain cellular network carriers’ distribution channels and certain third-party resellers. Net sales of iPad and related products and services accounted for 17% of the Company’s total net sales for the first quarter of 2011.

•

Mac net sales increased by $980 million or 22% to $5.4 billion in the first quarter of 2011 compared to the same period in 2010 and Mac unit sales increased by 772,000 or 23% in the first quarter of 2011 compared to the same period in 2010. Net sales per Mac unit sold for the first quarter of 2011 were relatively unchanged from the first quarter of 2010. During the first quarter of 2011, net sales and unit sales of the Company’s Mac portable systems increased by 34% and 37%, respectively, primarily attributable to strong demand for MacBook Air, which was updated in October 2010, and MacBook Pro. Net sales and unit sales of the Company’s Mac desktop systems were relatively flat year-over-year. Net sales of the Company’s Macs accounted for 20% of the Company’s total net sales in the first quarter of 2011 compared to 28% in the first quarter of 2010.

•

Net sales of other music related products and services increased $267 million or 23% to $1.4 billion during the first quarter of 2011 compared to the same period in 2010. This increase was due primarily to growth of the iTunes Store which generated total net sales of $1.16 billion for the first quarter 2011. The results of the iTunes Store reflect growth of the iTunes App Store and continued growth in the installed base of iPhone, iPad, and iPod customers. Net sales of other music related products and services accounted for 5% of the Company’s total net sales for the first quarter of 2011 compared to 7% in the first quarter of 2010.

•

Net sales of iPods increased $34 million or 1% to $3.4 billion, while iPod unit sales decreased by 7% during the first quarter of 2011 compared to the same period in 2010. Net sales per iPod unit sold increased by 9% to $176 in the first quarter of 2011 compared to $162 in the first quarter of 2010, due to a shift in product mix toward iPod touch. iPod touch experienced double-digit growth in each of the Company’s operating segments. Net sales of iPods accounted for 13% of the Company’s total net sales for the first quarter of 2011 compared to 22% in the first quarter of 2010.

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

Americas

During the first quarter of 2011, net sales in the Americas segment increased $3.1 billion or 51% compared to the first quarter of 2010. This increase in net sales was driven by the launch of iPad and increased sales of iPhone and Macs. The Americas segment represented 35% and 39% of the Company’s total net sales in the first quarter of 2011 and 2010, respectively.

Europe

During the first quarter of 2011, net sales in Europe increased $2.2 billion or 44% compared to the first quarter in 2010. The growth in net sales was due mainly to an increase in iPhone sales attributable to country and carrier expansion, the launch of iPad, and increased sales of Macs, partially offset by the impact of a stronger U.S. dollar. The Europe segment represented 27% and 32% of the Company’s total net sales in the first quarter of 2011 and 2010, respectively.

Japan

During the first quarter of 2011, net sales in Japan increased $650 million or 83% compared to the first quarter in 2010. The primary contributors to the growth in net sales were increases in sales of iPhone, the launch of iPad, higher sales of Macs, and to a lesser extent the impact of a stronger Japanese Yen. The Japan segment represented 5% of the Company’s total net sales for both the first quarter of 2011 and 2010.

Asia-Pacific

Net sales in Asia-Pacific increased $3.2 billion or 175% during the first quarter of 2011 compared to the first quarter of 2010. The Company experienced particularly strong year-over-year net sales growth in China, Hong Kong and Korea. Net sales growth in the Asia-Pacific segment resulted from significantly increased iPhone sales attributable to country and carrier expansion and continued growth from existing carriers. Asia-Pacific net sales were also favorably affected by the launch of iPad and strong demand for Macs. The Asia-Pacific segment represented 19% and 11% of the Company’s total net sales for the first quarter of 2011 and 2010, respectively.

Retail

Retail net sales increased $1.9 billion or 95% during the first quarter of 2011 compared to the first quarter of 2010. The increase in net sales was driven primarily by the launch of iPad, a significant year-over-year increase in iPhone sales, and higher sales of Macs. The Company opened six new retail stores during the first quarter of 2011, three of which were international stores, ending the quarter with 323 stores open compared to 283 stores at the end of the first quarter of 2010. With an average of 321 stores and 278 stores opened during the first quarter of 2011 and 2010, respectively, average revenue per store increased to $12.0 million in the first quarter of 2011, compared to $7.1 million in the first quarter of 2010. The Retail segment represented 14% and 13% of the Company’s total net sales in the first quarter of 2011 and 2010, respectively.

The Retail segment reported operating income of $1.0 billion during the first quarter of 2011 as compared to $481 million during the first quarter of 2010. The year-over-year increase in Retail operating income during the first quarter of 2011 was primarily attributable to higher overall net sales resulting in more effective leverage of fixed costs.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since its inception totaled $2.2 billion through the first quarter of 2011. As of December 25, 2010, the Retail segment had approximately 29,700 full-time equivalent employees and had outstanding lease commitments associated with retail space and related facilities of $1.7 billion. The Company would incur substantial costs if it were to close multiple retail stores, and such costs could adversely affect the Company’s financial condition and operating results.

Gross Margin

Gross margin for the three months ended December 25, 2010 and December 26, 2009 was as follows (in millions, except gross margin percentages):

	Three Months Ended
	December 25, 2010	December 26, 2009
Net sales	$26,741	$15,683
Cost of sales	16,443	9,272

Gross margin	$10,298	$6,411

Gross margin percentage	38.5%	40.9%

The gross margin percentage in the first quarter of 2011 was 38.5% compared to 40.9% in the first quarter of 2010. The year-over-year decline in gross margin is primarily attributable to new and innovative products that have higher cost structures, including iPhone 4 and iPad.

The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during 2010, largely due to a higher mix of new and innovative products that have higher cost structures and deliver greater value to customers, and expected and potential future component cost and other cost increases.

The foregoing statements regarding the Company’s expected gross margin percentage are forward-looking and could differ from anticipated levels because of several factors, including but not limited to certain of those set forth below in Part II, Item 1A, “Risk Factors” under the subheading “Future operating results depend upon the Company’s ability to obtain key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities,” which is incorporated herein by reference. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and potential and expected increases in the cost of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to these competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three months ended December 25, 2010 and December 26, 2009, were as follows (in millions, except for percentages):

	Three Months Ended
	December 25, 2010	December 26, 2009
Research and development	$575	$398
Percentage of net sales	2%	3%
Selling, general and administrative	$1,896	$1,288
Percentage of net sales	7%	8%

Research and Development Expense (“R&D”)

R&D expense increased 44% or $177 million to $575 million in the first quarter of 2011 compared to $398 million in the first quarter of 2010. This increase was due primarily to an increase in headcount and related expenses to support expanded R&D activities. Although total R&D expense increased 44% during the first quarter of 2011, it declined as a percentage of net sales, due to the 71% year-over-year increase in net sales. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General and Administrative Expense (“SG&A”)

SG&A expense increased $608 million or 47% to $1.9 billion in the first quarter of 2011 compared to $1.3 billion in the first quarter of 2010. The year-over-year increase in SG&A expense was due primarily to the Company’s continued expansion of its Retail segment, higher spending on marketing and advertising programs, increased variable costs associated with the overall growth of the Company’s net sales, and higher stock-based compensation expense.

Other Income and Expense

Total other income and expense increased $103 million or 312% to $136 million during the first quarter of 2011 compared to $33 million in the first quarter of 2010. The overall increase in other income and expense is attributable to higher interest income due to the Company’s higher cash, cash equivalents and marketable securities balances in addition to lower premium expenses on foreign exchange option contracts during the first quarter of 2011 as compared to the first quarter of 2010. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was 0.75% in both the first quarter of 2011 and 2010.

Provision for Income Taxes

The Company’s effective tax rate during the first quarter of 2011 was approximately 25% compared with approximately 29% for the first quarter of 2010. The Company’s effective rate for both periods differs from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate during the first quarter of 2011 as compared to the same quarter of 2010 is due primarily to a higher proportion of foreign earnings as compared to the prior year and the recognition of a tax benefit as a result of legislation enacted during the first quarter of 2011 retroactively reinstating the research and development tax credit.

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

Liquidity and Capital Resources

The following table presents selected financial information and statistics as of December 25, 2010 and September 25, 2010 (in millions):

	December 25, 2010	September 25, 2010
Cash, cash equivalents and marketable securities	$59,707	$51,011
Accounts receivable, net	$6,027	$5,510
Inventory	$885	$1,051
Working capital	$20,132	$20,956

As of December 25, 2010, the Company had $59.7 billion in cash, cash equivalents and marketable securities, an increase of $8.7 billion from September 25, 2010. The principal component of this net increase was the cash generated by operating activities of $9.8 billion, which was partially offset by payments for acquisition of property, plant and equipment of $1.2 billion.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of single-A or equivalent. As of December 25, 2010 and September 25, 2010, $35.1 billion and $30.8 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months.

Capital Assets

The Company’s capital expenditures were $1.4 billion during the first quarter of 2011 consisting of approximately $56 million for retail store facilities and $1.3 billion for other capital expenditures, including product tooling and manufacturing process equipment, real estate for the future development of the Company’s second corporate campus, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first quarter of 2011 were $1.2 billion, of which $59 million relates to retail store facilities.

The Company anticipates utilizing approximately $5.7 billion for capital expenditures during 2011, including approximately $600 million for retail store facilities and approximately $5.1 billion for product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

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

Lease Commitments

As of September 25, 2010, the Company had total outstanding commitments on noncancelable operating leases of $2.1 billion, $1.7 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space were $1.7 billion as of December 25, 2010.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of December 25, 2010, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $7.9 billion.

The Company has also entered into long-term agreements to secure the supply of certain inventory components. These agreements generally expire between 2011 and 2022. As of December 25, 2010, the Company had off-balance sheet commitments under long-term supply agreements totaling approximately $3.2 billion to make additional inventory component prepayments and to acquire capital equipment in 2011 and beyond.

Other Obligations

Other outstanding obligations were $967 million as of December 25, 2010, and were comprised mainly of commitments to acquire product tooling and manufacturing process equipment, in addition to that noted above under long-term supply agreements, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of December 25, 2010, the Company had non-current deferred tax liabilities of $5.4 billion. Additionally, as of December 25, 2010, the Company had gross unrecognized tax benefits of $1.0 billion and an additional $254 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs as of either December 25, 2010 or September 25, 2010.

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

The Company’s market risk profile has not changed significantly during the first three months of 2011.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to be investment grade, primarily rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. All short-term marketable securities have maturities less than 12 months, while all long-term marketable securities have maturities greater than 12 months. The Company may sell its investments prior to their stated maturities for strategic purposes, in anticipation of credit deterioration, or for duration management. The Company recognized no significant net gains or losses during the first quarter of 2011 or 2010 related to such sales.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 25, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of December 25, 2010, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. See the risk factors “The Company’s future results could be materially adversely affected if it has infringed on intellectual property rights.” and “Unfavorable results of legal proceedings could materially adversely affect the Company.” in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the first quarter of 2011 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

Branning et al. v. Apple Computer, Inc.

Plaintiffs originally filed this purported class action against the Company on February 17, 2005 on behalf of putative classes of consumers and resellers in the Santa Clara Superior Court. In general, the consumer plaintiffs allege that the Company “shorted” the coverage provided under its warranties and AppleCare Protection Plan extended service contracts and sold plaintiffs used products that were represented to be new. In general, the reseller plaintiffs allege that the Company damaged their businesses by opening the Apple retail stores and making misrepresentations in connection with doing so. The complaint sought unspecified damages and other relief. On December 2, 2010, the plaintiff’s motion to reconsider the decertification of a consumer class was denied, and on December 13, 2010, the plaintiff’s motion to certify a class of Apple specialist resellers was denied. The matter is now on appeal at the Ninth Circuit.

In re Apple & ATTM Antitrust Litigation

This is a purported class action filed against the Company and AT&T Mobility in the United States District Court for the Northern District of California. The Consolidated Complaint alleges that the Company and AT&T Mobility violated the federal antitrust laws by monopolizing and/or attempting to monopolize the “aftermarket for voice and data services” for the iPhone and that the Company monopolized and/or attempted to monopolize the “aftermarket for software applications for iPhones.” On July 8, 2010 the Court granted in part plaintiffs’ motion for class certification. The case is currently stayed until the Supreme Court rules on the enforceability of the AT&T Mobility arbitration clause in the AT&T Mobility v. Conception case.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Somers v. Apple Inc.

These related cases have been filed on January 3, 2005, July 21, 2006 and December 31, 2007 in the United States District Court for the Northern District of California on behalf of a purported class of direct and indirect purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power and unlawful acquisition or maintenance of monopoly market power under §§1 and 2 of the Sherman Act, the Cartwright Act, California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. The cases are currently pending.

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

In the event of renewed financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets. In addition, the risk remains that there could be a number of follow-on effects from the credit crisis on the Company’s business, including the insolvency of key outsourcing partners or suppliers or their inability to obtain credit to finance development and/or manufacture products resulting in product delays; inability of customers, including channel partners, to obtain credit to finance purchases of the Company’s products and/or customer, including channel partner, insolvencies; and failure of derivative counterparties and other financial institutions negatively impacting the Company’s treasury operations. Other income and expense also could vary materially from expectations depending on gains or losses realized on the sale or exchange of financial instruments; impairment charges resulting from revaluations of debt and equity securities and other investments; interest rates; cash balances; and changes in fair value of derivative instruments. Increased volatility in the financial markets and overall economic uncertainty would increase the risk of the actual amounts realized in the future on the Company’s financial instruments differing significantly from the fair values currently assigned to them.

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

The Company currently markets certain mobile communication and media devices, and third-party digital content and applications. The Company faces substantial competition from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software and digital content supplier relationships. Additionally, the Company faces significant price competition as competitors reduce their selling prices and attempt to imitate the Company’s product features and applications within their own products or, alternatively, collaborate with each other to offer solutions that are more competitive than those they currently offer. The Company also competes with illegitimate ways to obtain third-party digital content and applications. The Company has entered the mobile communications and media device markets, and many of its competitors in these markets have significantly greater experience, product breadth and distribution channels than the Company. Because some current and potential competitors have substantial resources and/or experience and a lower cost structure, they may be able to provide such products and services at little or no profit or even at a loss. The Company also expects competition to intensify as competitors attempt to imitate the Company’s approach to providing these components seamlessly within their individual offerings or work collaboratively to offer integrated solutions.

The Company currently receives subsidies from its carriers providing cellular network service for iPhone. There is no assurance that such subsidies will be continued at all or in the same amounts upon renewal of the Company’s agreements with these carriers or in agreements the Company enters into with new carriers.

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

Substantially all of the Company’s components and products are manufactured in whole or in part by a few outsourcing partners. Many of these manufacturers are located outside of the U.S., and are concentrated in several general locations. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. In addition, the Company relies on third-party manufacturers to adhere to the Company’s supplier code of conduct. Although arrangements with such manufacturers may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with outsourcing partners or otherwise, could materially adversely affect the Company’s reputation, financial condition and operating results.

Final assembly of the Company’s products is currently performed in the Company’s manufacturing facility in Ireland, and by external vendors in California, Texas, China, the Czech Republic and Korea. Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., China, Germany, Ireland, Israel, Japan, Korea, Malaysia, the Netherlands, the Philippines, Taiwan, Thailand and Singapore. Sole-sourced third-party vendors in China perform final assembly of substantially all of the Company’s hardware products. If manufacturing or logistics in these locations is disrupted for any reason, including but not limited to, natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s financial condition and operating results could be materially adversely affected.

The Company relies on third-party intellectual property and digital content, which may not be available to the Company on commercially reasonable terms or at all.

Many of the Company’s products are designed to include third-party intellectual property, and in the future the Company may need to seek or renew licenses relating to various aspects of its products and business. Although the Company believes that, based on past experience and industry practice, such licenses generally could be obtained on reasonable terms, there is no assurance that the necessary licenses would be available on acceptable terms or at all. If the Company is unable to obtain or renew critical licenses on reasonable terms, the Company’s financial condition and operating results may be materially adversely affected.

The Company also contracts with certain third parties to offer their digital content through the Company’s iTunes Store. The Company’s licensing arrangements with these third parties are short-term and do not guarantee the continuation or renewal of these arrangements on reasonable terms, if at all. Some third-party content providers currently or in the future may offer competing products and services, and could take action to make it more difficult or impossible for the Company to license their content in the future. Other content owners, providers or distributors may seek to limit the Company’s access to, or increase the total cost of, such content. If the Company is unable to continue to offer a wide variety of content at reasonable prices with acceptable usage rules, or continue to expand its geographic reach, the Company’s financial condition and operating results may be materially adversely affected.

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

The Company’s future results could be materially adversely affected if it has infringed on intellectual property rights.

Technology companies, including many of the Company’s competitors, frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As the Company has grown, the intellectual property rights claims against it have increased and may continue to increase as it develops new products and technologies. In particular, with the introduction of iPhone and 3G enabled iPads, the Company has begun to compete with mobile communication and media device companies that hold significant patent portfolios, and the number of patent claims against the Company in that technological space has increased. The Company is vigorously defending infringement actions in courts in a number of U.S. jurisdictions and before the U.S. International Trade Commission, as well as internationally in Europe and Asia. The plaintiffs in these actions frequently seek injunctions and substantial damages.

The Company’s products and technologies may not be able to withstand these or any other third-party claims regardless of the merits of the claim.

Regardless of the scope or validity of such patents or the merits of any patent claims by potential or actual litigants, the Company may have to engage in protracted litigation, enter into expensive license agreements or settlements, pay significant damage awards, and/or modify or even discontinue one or more of its products or technologies. Any of these events could have a material adverse impact on the Company’s financial condition and operating results.

In certain cases, the Company may consider the desirability of entering into licensing agreements, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Company’s operating expenses. If the Company is found to be infringing one or more patents, it may be required to pay substantial damages. If there is a temporary or permanent injunction prohibiting the Company from marketing or selling certain products or a successful claim of infringement against the Company requires it to pay royalties to a third party, the Company’s financial condition and operating results could be materially adversely affected, regardless of whether it can develop non-infringing technology.

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

Much of the Company’s future success depends on the continued availability and service of key personnel, including its CEO, its executive team and highly skilled employees in technical, marketing and staff positions. Experienced personnel in the technology industry are in high demand and competition for their talents is intense, especially in the Silicon Valley, where most of the Company’s key personnel are located. The Company’s CEO has taken a medical leave of absence and will continue to be involved in major strategic decisions during his leave. There can be no assurance that the Company will continue to attract and retain key personnel.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables are increased in certain international markets and its ability to mitigate such risks may be limited. Cellular network carriers accounted for a significant portion of the Company’s trade receivables as of December 25, 2010. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. Two vendors accounted for a significant portion of the Company’s non-trade receivables as of December 25, 2010. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of certain inventory components. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could materially adversely affect the Company’s financial condition and operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2	By-Laws of the Registrant, as amended through November 17, 2010.	8-K	11/17/10

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through March 8, 2010.	10-Q	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Employee Stock Option Plan, as amended through October 19, 2001.	10-K	9/28/02

10.4*	1997 Director Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.5*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.6*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.7*	Form of Option Agreement.	10-K	9/24/05

10.8*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.9*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.10**	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.

14.1*	Business Conduct Policy of the Registrant dated July 2010.	10-K	9/25/10

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
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

January 19, 2011	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer Senior Vice President, Chief Financial Officer