Form 10-Q
period 2011-03-26
APPLE INC
filed 2011-04-21
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

or

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

Yes  ☐    No  ☒

924,754,561 shares of common stock issued and outstanding as of April 8, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Net sales	$24,667	$13,499	$51,408	$29,182
Cost of sales	14,449	7,874	30,892	17,146

Gross margin	10,218	5,625	20,516	12,036

Operating expenses:
Research and development	581	426	1,156	824
Selling, general and administrative	1,763	1,220	3,659	2,508

Total operating expenses	2,344	1,646	4,815	3,332

Operating income	7,874	3,979	15,701	8,704
Other income and expense	26	50	162	83

Income before provision for income taxes	7,900	4,029	15,863	8,787

Provision for income taxes	1,913	955	3,872	2,335

Net income	$5,987	$3,074	$11,991	$6,452

Earnings per common share:
Basic	$6.49	$3.39	$13.02	$7.12
Diluted	$6.40	$3.33	$12.83	$7.00

Shares used in computing earnings per share:
Basic	923,196	907,548	921,245	905,545
Diluted	935,944	922,878	934,549	921,331

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	March 26, 2011	September 25, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$15,978	$11,261
Short-term marketable securities	13,256	14,359
Accounts receivable, less allowances of $57 and $55, respectively	5,798	5,510
Inventories	930	1,051
Deferred tax assets	1,683	1,636
Vendor non-trade receivables	5,297	4,414
Other current assets	4,055	3,447

Total current assets	46,997	41,678

Long-term marketable securities	36,533	25,391
Property, plant and equipment, net	6,241	4,768
Goodwill	741	741
Acquired intangible assets, net	507	342
Other assets	3,885	2,263

Total assets	$94,904	$75,183

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$13,714	$12,015
Accrued expenses	7,022	5,723
Deferred revenue	3,591	2,984

Total current liabilities	24,327	20,722

Deferred revenue – non-current	1,230	1,139
Other non-current liabilities	7,870	5,531

Total liabilities	33,427	27,392

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 924,674,079 and 915,970,050 shares issued and outstanding, respectively	12,326	10,668
Retained earnings	49,025	37,169
Accumulated other comprehensive income/(loss)	126	(46)

Total shareholders’ equity	61,477	47,791

Total liabilities and shareholders’ equity	$94,904	$75,183

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	Six Months Ended
	March 26, 2011	March 27, 2010
Cash and cash equivalents, beginning of the period	$11,261	$5,263

Operating activities:
Net income	11,991	6,452
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	790	425
Stock-based compensation expense	586	436
Deferred income tax expense	1,563	893
Changes in operating assets and liabilities:
Accounts receivable, net	(288)	482
Inventories	121	(183)
Vendor non-trade receivables	(883)	(47)
Other current and non-current assets	(1,886)	(619)
Accounts payable	1,626	(18)
Deferred revenue	698	577
Other current and non-current liabilities	1,674	(287)

Cash generated by operating activities	15,992	8,111

Investing activities:
Purchases of marketable securities	(42,260)	(25,061)
Proceeds from maturities of marketable securities	10,211	13,331
Proceeds from sales of marketable securities	21,705	8,686
Payments made in connection with business acquisitions, net of cash acquired	0	(325)
Payments for acquisition of property, plant and equipment	(1,838)	(650)
Payments for acquisition of intangible assets	(81)	(32)
Other	12	10

Cash used in investing activities	(12,251)	(4,041)

Financing activities:
Proceeds from issuance of common stock	494	534
Excess tax benefits from equity awards	740	413
Taxes paid related to net share settlement of equity awards	(258)	(262)

Cash generated by financing activities	976	685

Increase in cash and cash equivalents	4,717	4,755

Cash and cash equivalents, end of the period	$15,978	$10,018

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$1,913	$2,144

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as third-party cellular network carriers, wholesalers, resellers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Macintosh (“Mac”), and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, education, enterprise and government customers.

Basis of Presentation and Preparation

The accompanying condensed consolidated financial statements include the accounts of the Company. Intercompany accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Certain prior period amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.

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

The following table summarizes the computation of basic and diluted earnings per common share for the three- and six-month periods ended March 26, 2011 and March 27, 2010 (in thousands, except net income in millions and per share amounts):

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Numerator:
Net income	$5,987	$3,074	$11,991	$6,452
Denominator:
Weighted-average shares outstanding	923,196	907,548	921,245	905,545
Effect of dilutive securities	12,748	15,330	13,304	15,786

Weighted-average diluted shares	935,944	922,878	934,549	921,331

Basic earnings per common share	$6.49	$3.39	$13.02	$7.12
Diluted earnings per common share	$6.40	$3.33	$12.83	$7.00

Potentially dilutive securities representing approximately 220,000 shares and 1.3 million shares of common stock for the three months ended March 26, 2011 and March 27, 2010, respectively, and 297,000 shares and 772,000 shares of common stock for the six months ended March 26, 2011 and March 27, 2010, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

Fair Value Measurements

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of March 26, 2011 and September 25, 2010 (in millions):

	March 26, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$3,203	$0	$0	$3,203	$3,203	$0	$0

Level 1:
Money market funds	1,908	0	0	1,908	1,908	0	0

Level 2:
U.S. Treasury securities	10,379	8	(18)	10,369	1,930	2,046	6,393
U.S. agency securities	10,213	6	(7)	10,212	2,463	2,222	5,527
Non-U.S. government securities	3,638	4	(2)	3,640	0	1,203	2,437
Certificates of deposit and time deposits	3,628	1	(2)	3,627	868	797	1,962
Commercial paper	6,881	0	0	6,881	5,542	1,339	0
Corporate securities	23,030	68	(31)	23,067	51	5,159	17,857
Municipal securities	2,856	10	(6)	2,860	13	490	2,357

Subtotal	60,625	97	(66)	60,656	10,867	13,256	36,533

Total	$65,736	$97	$(66)	$65,767	$15,978	$13,256	$36,533

	September 25, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$1,690	$0	$0	$1,690	$1,690	$0	$0

Level 1:
Money market funds	2,753	0	0	2,753	2,753	0	0

Level 2:
U.S. Treasury securities	9,872	42	0	9,914	2,571	2,130	5,213
U.S. agency securities	8,717	10	0	8,727	1,916	4,339	2,472
Non-U.S. government securities	2,648	13	0	2,661	10	865	1,786
Certificates of deposit and time deposits	2,735	5	(1)	2,739	374	850	1,515
Commercial paper	3,168	0	0	3,168	1,889	1,279	0
Corporate securities	17,349	102	(9)	17,442	58	4,522	12,862
Municipal securities	1,899	19	(1)	1,917	0	374	1,543

Subtotal	46,388	191	(11)	46,568	6,818	14,359	25,391

Total	$50,831	$191	$(11)	$51,011	$11,261	$14,359	$25,391

The net unrealized gains as of March 26, 2011 and September 25, 2010 related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company recognized net realized gains of $41 million and $56 million during the three- and six-month periods ended March 26, 2011, respectively. The Company recognized no significant net realized gains or losses during the three- and six-month periods ended March 27, 2010. The maturities of the Company’s long-term marketable securities generally range from one year to five years.

As of March 26, 2011 and September 25, 2010, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three- and six-month periods ended March 26, 2011 and March 27, 2010, the Company did not recognize any significant impairment charges. As of March 26, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

Derivative Financial Instruments

The Company uses derivatives to partially offset its business exposure to foreign currency exchange risk. The Company may enter into foreign currency forward and option contracts to offset some of the foreign exchange risk on expected future cash flows on certain forecasted revenue and cost of sales, on net investments in certain foreign subsidiaries, and on certain existing assets and liabilities. To help protect gross margins from fluctuations in foreign currency exchange rates, certain of the Company’s subsidiaries whose functional currency is the U.S. dollar hedge a portion of forecasted foreign currency revenue. The Company’s subsidiaries whose functional currency is not the U.S. dollar and who sell in local currencies may hedge a portion of forecasted inventory purchases not denominated in the subsidiaries’ functional currencies. The Company typically hedges portions of its forecasted foreign currency exposure associated with revenue and inventory purchases for three to six months. To help protect the net investment in a foreign operation from adverse changes in foreign currency exchange rates, the Company may enter into foreign currency forward and option contracts to offset the changes in the carrying amounts of these investments due to fluctuations in foreign currency exchange rates. The Company may also enter into foreign currency forward and option contracts to partially offset the foreign currency exchange gains and losses generated by the re-measurement of certain assets and liabilities denominated in non-functional currencies. However, the Company may choose not to hedge certain foreign currency exchange exposures for a variety of reasons including, but not limited to, materiality, accounting considerations and the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign currency exchange rates.

The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments. The Company records all derivatives on the Condensed Consolidated Balance Sheets at fair value. The effective portions of cash flow hedges are recorded in other comprehensive income until the hedged item is recognized in earnings. The effective portions of net investment hedges are recorded in other comprehensive income as a part of the cumulative translation adjustment. The ineffective portions of cash flow hedges and net investment hedges are recorded in other income and expense. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in the financial statement line item the derivative relates to.

The Company had a net deferred loss associated with cash flow hedges of approximately $91 million and $252 million, net of taxes, recorded in other comprehensive income as of March 26, 2011 and September 25, 2010, respectively. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Substantially all of the Company’s hedged transactions as of March 26, 2011 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and six-month periods ended March 26, 2011 and March 27, 2010.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of accumulated other comprehensive income (“AOCI”), were not significant as of March 26, 2011 and September 25, 2010, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

The Company recognized in earnings a net loss on foreign currency forward and option contracts not designated as hedging instruments of $84 million and $55 million during the three- and six-month periods ended March 26, 2011, respectively, and a net gain on foreign currency forward and option contracts not designated as hedging instruments of $24 million and a net loss of $10 million during the three- and six-month periods ended March 27, 2010, respectively. These amounts recorded in other income and expense represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table summarizes the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 26, 2011 and September 25, 2010 (in millions):

	March 26, 2011		September 25, 2010
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$10,393	$27	$13,957	$62

Instruments other than accounting hedges:
Foreign exchange contracts	$8,460	$5	$10,727	$45

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

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of March 26, 2011, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $64 million and recorded the offsetting balance as other current assets in the Condensed Consolidated Balance Sheet. As of September 25, 2010, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $445 million and recorded the offsetting balance as other current assets in the Condensed Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of March 26, 2011 or September 25, 2010.

The following tables summarize the gross fair value of the Company’s derivative instruments as reflected in the Condensed Consolidated Balance Sheets as of March 26, 2011 and September 25, 2010 (in millions):

	March 26, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$27	$5	$32

Derivative liabilities (b):
Foreign exchange contracts	$178	$56	$234

	September 25, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$62	$45	$107

Derivative liabilities (b):
Foreign exchange contracts	$488	$118	$606

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table summarizes the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 26, 2011 and March 27, 2010 (in millions):

	Three Month Periods
	Gains/(Losses) Recognized in OCI - Effective Portion (e)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (e)		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 26, 2011	March 27, 2010	March 26, 2011 (a)	March 27, 2010 (b)	Location	March 26, 2011	March 27, 2010
Cash flow hedges:
Foreign exchange contracts	$(216)	$50	$(90)	$33	Other income and expense	$(140)	$(24)
Net investment hedges:
Foreign exchange contracts	(11)	3	0	0	Other income and expense	0	0

Total	$(227)	$53	$(90)	$33		$(140)	$(24)

	Six Month Periods
	Gains/(Losses) Recognized in OCI - Effective Portion (e)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (e)		Gains/(Losses) Recognized - Ineffective Portion and Amount Excluded from Effectiveness Testing
	March 26, 2011	March 27, 2010	March 26, 2011 (c)	March 27, 2010 (d)	Location	March 26, 2011	March 27, 2010
Cash flow hedges:
Foreign exchange contracts	$(282)	$62	$(539)	$13	Other income and expense	$(119)	$(38)
Net investment hedges:
Foreign exchange contracts	(14)	2	0	0	Other income and expense	0	0

Total	$(296)	$64	$(539)	$13		$(119)	$(38)

(a)

Includes gains/(losses) reclassified from AOCI into income for the effective portion of cash flow hedges, of which $(24) million and $(66) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended March 26, 2011. There were no amounts reclassified from AOCI into income for the effective portion of net investment hedges for the three months ended March 26, 2011.

(b)

Includes gains/(losses) reclassified from AOCI into income for the effective portion of cash flow hedges, of which $29 million and $4 million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended March 27, 2010. There were no amounts reclassified from AOCI into income for the effective portion of net investment hedges for the three months ended March 27, 2010.

(c)

Includes gains/(losses) reclassified from AOCI into income for the effective portion of cash flow hedges, of which $(281) million and $(258) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the six months ended March 27, 2011. There were no amounts reclassified from AOCI into income for the effective portion of net investment hedges for the six months ended March 27, 2011.

(d)

Includes gains/(losses) reclassified from AOCI into income for the effective portion of cash flow hedges, of which $31 million and ($18) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the six months ended March 27, 2010. There were no amounts reclassified from AOCI into income for the effective portion of net investment hedges for the six months ended March 27, 2010.

(e)	Refer to Note 5, “Shareholders’ Equity and Stock-Based Compensation” of this Form 10-Q, which summarizes the activity in AOCI related to derivatives.

Accounts Receivable

The Company has considerable trade receivables not covered by collateral, third-party financing arrangements or credit insurance outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers. Trade receivables from two of the Company’s customers accounted for 12% and 10% of trade receivables as of March 26, 2011. Trade receivables from two of the Company’s customers accounted for 15% and 12% of trade receivables as of September 25, 2010. The Company’s cellular network carriers accounted for 64% of trade receivables as of March 26, 2011 and September 25, 2010. Additionally, the Company has non-trade receivables from certain of its manufacturing vendors. Vendor non-trade receivables from two of the Company’s vendors accounted for 53% and 25% of non-trade receivables as of March 26, 2011 and two of the Company’s vendors accounted for 57% and 24% of non-trade receivables as of September 25, 2010.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables summarize the Company’s condensed consolidated financial statement details as of March 26, 2011 and September 25, 2010 (in millions):

Property, Plant and Equipment

	March 26, 2011	September 25, 2010
Land and buildings	$1,995	$1,471
Machinery, equipment and internal-use software	5,069	3,589
Office furniture and equipment	165	144
Leasehold improvements	2,187	2,030

Gross property, plant and equipment	9,416	7,234
Accumulated depreciation and amortization	(3,175)	(2,466)

Net property, plant and equipment	$6,241	$4,768

Accrued Expenses

	March 26, 2011	September 25, 2010
Accrued warranty and related costs	$1,103	$761
Deferred margin on component sales	1,237	663
Accrued taxes	931	524
Accrued compensation and employee benefits	514	436
Accrued marketing and selling expenses	487	396
Other current liabilities	2,750	2,943

Total accrued expenses	$7,022	$5,723

Non-Current Liabilities

	March 26, 2011	September 25, 2010
Deferred tax liabilities	$6,150	$4,300
Other non-current liabilities	1,720	1,231

Total other non-current liabilities	$7,870	$5,531

Note 4 – Income Taxes

As of March 26, 2011, the Company recorded gross unrecognized tax benefits of $1.1 billion, of which $489 million, if recognized, would affect the Company’s effective tax rate. As of September 25, 2010, the total amount of gross unrecognized tax benefits was $943 million, of which $404 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $260 million and $247 million of gross interest and penalties accrued as of March 26, 2011 and September 25, 2010, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Note 5 – Shareholders’ Equity and Stock-Based Compensation

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

The following table summarizes the components of total comprehensive income, net of taxes, during the three- and six-month periods ended March 26, 2011 and March 27, 2010 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Net income	$5,987	$3,074	$11,991	$6,452
Other comprehensive income:
Change in unrecognized gains/losses on derivative instruments	(82)	10	161	28
Change in foreign currency translation	74	6	90	11
Change in unrealized gains/losses on marketable securities	20	(2)	(79)	9

Total comprehensive income	$5,999	$3,088	$12,163	$6,500

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three- and six-month periods ended March 26, 2011 and March 27, 2010 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Change in fair value of derivatives	$(140)	$30	$(183)	$36
Adjustment for net gains/losses realized and included in income	58	(20)	344	(8)

Change in unrecognized gains/losses on derivative instruments	$(82)	$10	$161	$28

The following table summarizes the components of AOCI, net of taxes, as of March 26, 2011 and September 25, 2010 (in millions):

	March 26, 2011	September 25, 2010
Net unrealized gains/losses on marketable securities	$92	$171
Net unrecognized gains/losses on derivative instruments	(91)	(252)
Cumulative foreign currency translation	125	35

Accumulated other comprehensive income/(loss)	$126	$(46)

Equity Awards

A summary of the Company’s RSU activity and related information for the six months ended March 26, 2011, is as follows (in thousands, except per share amounts):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 25, 2010	13,034	$165.63
RSUs granted	4,920	$293.25
RSUs vested	(2,283)	$148.62
RSUs cancelled	(390)	$169.53

Balance at March 26, 2011	15,281	$209.16	$5,372,009

RSUs that vested during the three- and six-month periods ended March 26, 2011 had a fair value of $69 million and $728 million, respectively, as of the vesting date. RSUs that vested during the three- and six-month periods ended March 27, 2010 had a fair value of $345 million and $637 million, respectively, as of the vesting date.

A summary of the Company’s stock option activity and related information for the six months ended March 26, 2011, is as follows (in thousands, except per share amounts and contractual term in years):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 25, 2010	21,725	$90.46
Options granted	1	$342.62
Options cancelled	(113)	$119.05
Options exercised	(6,861)	$60.13

Balance at March 26, 2011	14,752	$104.38	2.77	$3,645,999

Exercisable at March 26, 2011	12,786	$95.72	2.61	$3,270,977
Expected to vest after March 26, 2011	1,966	$160.79	3.81	$375,022

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes stock options that have a zero or negative intrinsic value. The total intrinsic value of options at the time of exercise was $875 million and $1.8 billion for the three- and six-month periods ended March 26, 2011, respectively, and $377 million and $1.1 billion for the three- and six-month periods ended March 27, 2010, respectively.

The Company had approximately 53.8 million shares and 62.7 million shares reserved for future issuance under the Company’s stock plans as of March 26, 2011 and September 25, 2010, respectively. RSUs granted are deducted from the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled are added back to the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled.

Stock-Based Compensation

Stock-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. Stock-based compensation cost for stock options and employee stock purchase plan rights (“stock purchase rights”) is estimated at the grant date and offering date, respectively, based on the fair-value as calculated using the Black-Scholes Merton (“BSM”) option-pricing model. The BSM option-pricing model incorporates various assumptions including expected volatility, expected life and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the expected life of the Company’s stock options and other relevant factors including implied volatility in market traded options on the Company’s common stock. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock awards it grants to employees. The Company recognizes stock-based compensation cost as expense on a straight-line basis over the requisite service period.

During the three- and six-month periods ended March 26, 2011, the Company granted 1,370 stock options, which had a weighted-average grant date fair value of $181.13 per share. During the three- and six-month periods ended March 27, 2010, the Company granted approximately 33,000 stock options, which had a weighted-average grant date fair value of $108.58 per share. Additionally, during the three- and six-month periods ended March 27, 2010, the Company assumed 67,000 stock options in conjunction with certain business combinations, which had a weighted-average fair value of $198.22 per share.

The weighted-average fair value of stock purchase rights per share was $68.95 and $65.15 during the three- and six-month periods ended March 26, 2011, respectively, and was $46.82 and $39.98 during the three- and six-month periods ended March 27, 2010, respectively.

The following table summarizes the stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and six-month periods ended March 26, 2011 and March 27, 2010 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Cost of sales	$51	$37	$103	$74
Research and development	104	86	217	160
Selling, general and administrative	132	108	266	202

Total stock-based compensation expense	$287	$231	$586	$436

Stock-based compensation expense capitalized as software development costs was not significant as of March 26, 2011 or September 25, 2010. The income tax benefit related to stock-based compensation expense was $140 million and $236 million for the three- and six-month periods ended March 26, 2011, respectively, and $79 million and $161 million for the three- and six-month periods ended March 27, 2010, respectively. As of March 26, 2011, the total unrecognized compensation cost related to outstanding stock options and RSUs expected to vest was $2.6 billion, which the Company expects to recognize over a weighted-average period of 2.9 years.

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the second quarter of 2011, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell and Jeffrey E. Williams, and director William V. Campbell had trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or a formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Note 6 – Commitments and Contingencies

Accrued Warranty and Indemnifications

The following table summarizes changes in the Company’s accrued warranties and related costs for the three- and six-month periods ended March 26, 2011 and March 27, 2010 (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Beginning accrued warranty and related costs	$904	$584	$761	$577
Cost of warranty claims	(249)	(137)	(502)	(272)
Accruals for product warranty	448	141	844	283

Ending accrued warranty and related costs	$1,103	$588	$1,103	$588

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a potential liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs related to indemnification as of either March 26, 2011 or September 25, 2010.

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not been material.

Concentrations in the Available Sources of Supply of Materials and Product

Although most components essential to the Company’s business are generally available from multiple sources, certain key components including but not limited to microprocessors, enclosures, certain liquid crystal displays (“LCDs”), certain optical drives and application-specific integrated circuits (“ASICs”) are currently obtained by the Company from single or limited sources, which subjects the Company to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including but not limited to NAND flash memory, dynamic random access memory (“DRAM”) and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. In addition, the Company has entered into certain agreements for the supply of key components including, but not limited to, microprocessors, NAND flash memory, DRAM and LCDs with favorable pricing, but there can be no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that can materially adversely affect its financial condition and operating results.

The Company and other participants in the mobile communication and media device, and personal computer industries also compete for various components with other industries that have experienced increased demand for their products. In addition, the Company uses some custom components that are not common to the rest of these industries, and new products introduced by the Company often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. If the Company’s supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key outsourcing partner delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected. The Company’s business and financial performance could also be adversely affected depending on the time required to obtain sufficient quantities from the original source, or to identify and obtain sufficient quantities from an alternative source. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements.

Substantially all of the Company’s iPhones, iPads, Macs, iPods, logic boards and other assembled products are manufactured by outsourcing partners, primarily in various parts of Asia. A significant concentration of this outsourced manufacturing is currently performed by only a few outsourcing partners of the Company, often in single locations. Certain of these outsourcing partners are the sole-sourced supplier of components and manufacturing outsourcing for many of the Company’s key products including but not limited to final assembly of substantially all of the Company’s hardware products. Although the Company works closely with its outsourcing partners on manufacturing schedules, the Company’s operating results could be adversely affected if its outsourcing partners were unable to meet their production commitments. The Company’s purchase commitments typically cover its requirements for periods ranging from 30 to 150 days.

Long-Term Supply Agreements

The Company has entered into long-term agreements to secure the supply of certain inventory components. These agreements generally expire between 2011 and 2022. As of March 26, 2011, the Company had a total of $2.4 billion of inventory component prepayments outstanding, of which $179 million is classified as other current assets and $2.2 billion is classified as other assets in the Condensed Consolidated Balance Sheets. The Company had a total of $956 million of inventory component prepayments outstanding as of September 25, 2010. The Company’s outstanding prepayments will be applied to certain inventory component purchases made during the term of each respective agreement. As of March 26, 2011, the Company had off-balance sheet commitments under long-term supply agreements totaling approximately $2.0 billion to make additional inventory component prepayments and to acquire capital equipment in 2011 and beyond.

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of September 25, 2010, the Company’s total future minimum lease payments under noncancelable operating leases were $2.1 billion, of which $1.7 billion related to leases for retail space. As of March 26, 2011, total future minimum lease payments under noncancelable operating leases related to leases for retail space were $2.0 billion.

Additionally, as of March 26, 2011, the Company had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $11.0 billion. Other outstanding obligations were $747 million as of March 26, 2011, and were comprised mainly of commitments to acquire product tooling and manufacturing process equipment and commitments related to advertising, research and development, Internet and telecommunications services and other obligations. These commitments exclude the off-balance sheet commitments under the long-term supply agreements described above.

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

On March 14, 2008, Mirror Worlds, LLC filed an action against the Company alleging that certain of its products infringed on three patents covering technology used to display files. On October 1, 2010, a jury returned a verdict against the Company, and awarded damages of $208 million per patent for each of the three patents asserted. On April 4, 2011, the Judge overturned the verdict in the Company’s favor. The Company had not recorded a loss contingency for this action.

Production and marketing of products in certain states and countries may subject the Company to environmental, product safety and other regulations including, in some instances, the requirement to provide customers the ability to return product at the end of its useful life, and place responsibility for environmentally safe disposal or recycling with the Company. Such laws and regulations have been passed in several jurisdictions in which the Company operates, including various countries within Europe and Asia and certain states and provinces within North America. Although the Company does not anticipate any material adverse effects in the future based on the nature of its operations and the thrust of such laws, there can be no assurance that such existing laws or future laws will not materially adversely affect the Company’s financial condition or operating results.

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

The Company evaluates the performance of its operating segments based on net sales and operating income. Net sales for geographic segments are generally based on the location of customers, while Retail segment net sales are based on sales from the Company’s retail stores. Operating income for each segment includes net sales to third parties, related cost of sales and operating expenses directly attributable to the segment. Advertising expenses are generally included in the geographic segment in which the advertising occurs. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as manufacturing costs and variances not included in standard costs, research and development, corporate marketing expenses, stock-based compensation expense, income taxes, various nonrecurring charges, and other separately managed general and administrative costs. The Company does not include intercompany transfers between segments for management reporting purposes. Segment assets exclude corporate assets, such as cash, cash equivalents, short-term and long-term investments, manufacturing and corporate facilities, miscellaneous corporate infrastructure, goodwill and other acquired intangible assets. Except for the Retail segment, capital expenditures for long-lived assets are not reported to management by segment.

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 16 high-profile stores as of March 26, 2011. Amounts allocated to corporate expense resulting from the operations of high-profile stores were $25 million and $49 million during the three- and six-month periods ended March 26, 2011, respectively, and $19 million and $36 million during the three- and six-month periods ended March 27, 2010, respectively.

Summary information by operating segment for the three- and six-month periods ended March 26, 2011 and March 27, 2010 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Americas:
Net sales	$9,323	$4,993	$18,541	$11,085
Operating income	$3,755	$1,674	$6,654	$3,485

Europe:
Net sales	$6,027	$4,050	$13,283	$9,074
Operating income	$2,551	$1,661	$5,307	$3,826

Japan:
Net sales	$1,383	$887	$2,816	$1,670
Operating income	$689	$441	$1,261	$795

Asia-Pacific:
Net sales	$4,743	$1,886	$9,730	$3,699
Operating income	$2,045	$892	$4,087	$1,712

Retail:
Net sales	$3,191	$1,683	$7,038	$3,654
Operating income	$807	$373	$1,837	$854

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three- and six-month periods ended March 26, 2011 and March 27, 2010 is as follows (in millions):

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Segment operating income	$9,847	$5,041	$19,146	$10,672
Stock-based compensation expense	(287)	(231)	(586)	(436)
Other corporate expenses, net (a)	(1,686)	(831)	(2,859)	(1,532)

Total operating income	$7,874	$3,979	$15,701	$8,704

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

Note 8 – Related Party Transactions and Certain Other Transactions

The Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company did not recognize any expenses pursuant to the Reimbursement Agreement during the three months ended March 26, 2011 and recognized a total of $15,000 in expenses pursuant to the Reimbursement Agreement during the six-month period ended March 26, 2011. The Company recognized a total of $127,000 and $143,000 in expenses pursuant to the Reimbursement Agreement during the three- and six-month periods ended March 27, 2010, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Executive Overview

The Company designs, manufactures, and markets a range of mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac® computers, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and Mac OS® X operating systems, third-party digital content and applications through the iTunes Store®, App StoreSM, iBookstoreSM, and Mac App StoreSM, and a variety of accessory, service and support offerings. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, education, enterprise and government customers.

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software, peripherals, services, and Internet offerings. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to the development and enhancement of innovative products and technologies. In conjunction with its strategy, the Company continues to build and host a robust platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. Within the iTunes Store, the Company has expanded its offerings through the App Store and iBookstore, which allow customers to browse, search for, and purchase third-party applications and books through either a Mac or Windows-based computer or by wirelessly downloading directly to an iPhone, iPad or iPod touch. In January 2011, the Company opened the Mac App Store allowing customers to easily find, download and install applications for their Macs. The Company also works to support a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. Additionally, the Company’s strategy includes expanding its distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle and productivity solutions.

The Company participates in several highly competitive markets, including mobile communications and media devices with its iPhone, iPad and iPod product families; personal computers with its Mac computers; and distribution of third-party digital content and applications through the iTunes Store, App Store, iBookstore, and Mac App Store. While the Company is widely recognized as a leading innovator in the markets where it competes, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company’s research and development spending is focused on investing in new hardware and software products, and in further developing its existing products, including iPhone, iPad, Mac, and iPod hardware; iOS and Mac OS X operating systems; and a variety of application software. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

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

Products

The Company offers a range of mobile communication and media devices, personal computing products, and portable digital music players, as well as a variety of related software, services, peripherals, networking solutions and various third-party hardware and software products. In addition, the Company offers its own software products, including iOS, the Company’s proprietary mobile operating system; Mac OS X, the Company’s proprietary operating system software for its Mac computers; server software; and application software for consumer, education, and business customers. A detailed discussion of the Company’s other products may be found in Part I, Item 1, “Business,” of the Company’s 2010 Form 10-K.

Japan Earthquake and Tsunami

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure as well as its economy. Certain of the Company’s suppliers are located in Japan, and certain of its other Asian suppliers integrate components or use materials manufactured in Japan in the production of its products. To the extent that component production has been affected, the Company has generally obtained alternative sources of supply or implemented other measures. The Company does not currently believe these events will have a material impact on its operations in the third quarter of 2011 unless conditions worsen, including, but not limited to, power outages and expansion of evacuation zones around the nuclear power plants.

Beyond the third quarter of 2011, uncertainty exists with respect to the availability of electrical power, the damage to nuclear power plants and the impact to other infrastructure. Thus, there is a risk that the Company could in the future experience delays or other constraints in obtaining key components and products and/or price increases related to such components and products that could materially adversely affect the Company’s financial condition and operating results.

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

Revenue Recognition

Net sales consist primarily of revenue from the sale of hardware, software, digital content and applications, peripherals, and service and support contracts. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Product is considered delivered to the customer once it has been shipped and title and risk of loss have been transferred. For most of the Company’s product sales, these criteria are met at the time the product is shipped. For online sales to individuals, for some sales to education customers in the U.S., and for certain other sales, the Company defers recognition of revenue until the customer receives the product because the Company retains a portion of the risk of loss on these sales during transit. The Company recognizes revenue from the sale of hardware products (e.g., iPhones, iPads, Macs, iPods and peripherals), software bundled with hardware that is essential to the functionality of the hardware, and third-party digital content sold on the iTunes Store in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

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

Net Sales

The following table summarizes net sales by operating segment and net sales and unit sales by product during the three- and six-month periods ended March 26, 2011 and March 27, 2010 (in millions, except unit sales in thousands and per unit amounts):

	Three Months Ended			Six Months Ended
	March 26, 2011	March 27, 2010	Change	March 26, 2011	March 27, 2010	Change
Net Sales by Operating Segment:
Americas net sales	$9,323	$4,993	87%	$18,541	$11,085	67%
Europe net sales	6,027	4,050	49%	13,283	9,074	46%
Japan net sales	1,383	887	56%	2,816	1,670	69%
Asia-Pacific net sales	4,743	1,886	151%	9,730	3,699	163%
Retail net sales	3,191	1,683	90%	7,038	3,654	93%

Total net sales	$24,667	$13,499	83%	$51,408	$29,182	76%

Net Sales by Product:
Desktops (a)	$1,441	$1,532	(6)%	$3,172	$3,224	(2)%
Portables (b)	3,535	2,228	59%	7,234	4,986	45%

Total Mac net sales	4,976	3,760	32%	10,406	8,210	27%

iPod	1,600	1,861	(14)%	5,025	5,252	(4)%
Other music related products and services (c)	1,634	1,327	23%	3,065	2,491	23%
iPhone and related products and services (d)	12,298	5,445	126%	22,766	11,023	107%
iPad and related products and services (e)	2,836	0	NM	7,444	0	NM
Peripherals and other hardware (f)	580	472	23%	1,173	941	25%
Software, service and other sales (g)	743	634	17%	1,529	1,265	21%

Total net sales	$24,667	$13,499	83%	$51,408	$29,182	76%

Unit Sales by Product:
Desktops (a)	1,009	1,147	(12)%	2,236	2,381	(6)%
Portables (b)	2,751	1,796	53%	5,658	3,924	44%

Total Mac unit sales	3,760	2,943	28%	7,894	6,305	25%

iPod unit sales	9,017	10,885	(17)%	28,463	31,855	(11)%
iPhone unit sales	18,647	8,752	113%	34,882	17,489	99%
iPad unit sales	4,694	0	NM	12,025	0	NM

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.
(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.
(c)	Includes sales from the iTunes Store, App Store, and iBookstore in addition to sales of iPod services and Apple-branded and third-party iPod accessories.
(d)	Includes revenue recognized from iPhone sales, carrier agreements, services, and Apple-branded and third-party iPhone accessories.
(e)	Includes revenue recognized from iPad sales, services, and Apple-branded and third-party iPad accessories.
(f)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.
(g)	Includes sales from the Mac App Store in addition to sales of other Apple-branded and third-party Mac software and Mac and Internet services.

NM = Not Meaningful

Net sales during the second quarter of 2011 and the first six months of 2011 increased $11.2 billion or 83%, and $22.2 billion or 76%, respectively, compared to the same periods in 2010. Several factors contributed positively to this increase, including the following:

•

Net sales of iPhone and related products and services were $12.3 billion and $22.8 billion in the second quarter of 2011 and first six months of 2011, respectively, representing an increase of 126% and 107%, compared to the same periods in 2010. Net sales of iPhone and related products and services accounted for 50% and 44% of the Company’s total net sales for the second quarter of 2011 and first six months of 2011, respectively. iPhone handset unit sales totaled 18.6 million and 34.9 million during the second quarter of 2011 and first six months of 2011, respectively. iPhone unit sales increased 9.9 million or 113% during the second quarter of 2011 and 17.4 million or 99% during the first six months of 2011 compared to the same periods in 2010. iPhone year-over-year net sales growth reflects strong demand for iPhone 4 in all of the Company’s operating segments and the expanded U.S. distribution of iPhone to the Verizon Wireless network beginning in February 2011. Continued expansion of distribution with other new carriers and resellers also contributed to the year-over-year growth of iPhone. As of March 26, 2011, the Company distributed iPhone in 90 countries through 186 carriers.

•

Net sales of iPad and related products and services were $2.8 billion and $7.4 billion in the second quarter of 2011 and first six months of 2011, respectively. Unit sales of iPad were 4.7 million and 12.0 million during the second quarter of 2011 and first six months of 2011. The iPad 2 was introduced in March 2011. Including both the original iPad and iPad 2, the Company had distribution in 59 countries as of March 26, 2011. The Company distributes iPad through its direct channels, certain cellular network carriers’ distribution channels and certain third-party resellers. Net sales of iPad and related products and services accounted for 11% and 14% of the Company’s total net sales for the second quarter of 2011 and first six months of 2011.

•

Mac net sales increased by $1.2 billion or 32% and $2.2 billion or 27% in the second quarter of 2011 and first six months of 2011, respectively, compared to the same periods in 2010. Mac unit sales increased by 817,000 or 28% and 1.6 million or 25% in the second quarter of 2011 and first six months of 2011, respectively, compared to the same periods in 2010. The year-over-year growth in Mac net sales and unit sales was due to higher demand for MacBook Pro and MacBook Air, which were updated in February 2011 and October 2010, respectively, and experienced significant growth in all of the Company’s operating segments. Net sales per Mac unit sold for the second quarter of 2011 and first six months of 2011 increased 4% and 1%, respectively, compared to the same periods in 2010. Net sales of the Company’s Macs accounted for 20% of the Company’s total net sales for both the second quarter of 2011 and first six months of 2011.

•

Net sales of iPod decreased $261 million or 14% during the second quarter of 2011, and decreased $227 million or 4% during the first six months of 2011 compared to the same periods in 2010. Similarly, iPod unit sales decreased by 17% and 11% in the second quarter of 2011 and first six months of 2010, respectively, compared to the same periods in 2010. However, net sales per iPod unit sold increased from $171 in the second quarter of 2010 to $177 in the second quarter of 2011, and increased from $165 for the first six months of 2010 to $177 for the first six months of 2011. The increases in net sales per iPod unit sold resulted from a shift in product mix toward iPod touch. Net sales of iPod accounted for 6% and 10% of the Company’s total net sales for the second quarter of 2011 and first six months of 2011, respectively.

•

Net sales of other music related products and services increased $307 million or 23% and $574 million or 23% during the second quarter of 2011 and first six months of 2011, respectively, compared to the same periods in 2010. The increases were due primarily to increased net sales from the iTunes Store, which experienced growth in all of the Company’s geographic segments. During the second quarter of 2011 and the first six months of 2011, the combined net sales for the iTunes Store, App Store and iBookstore were $1.4 billion and $2.5 billion, respectively. The Company believes this continued growth is the result of heightened consumer interest in downloading third-party digital content, continued growth in its customer base of iPhone, iPad and iPod customers, the expansion of third-party audio and video content available for sale and rent via the iTunes Store, and the continued interest in and growth of the App Store. The Company continues to expand its iTunes content and applications offerings around the world. Net sales of other music related products and services accounted for 7% and 6% of the Company’s total net revenue for the second quarter of 2011 and first six months of 2011, respectively.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating and reporting segments consist of the Americas, Europe, Japan, Asia-Pacific and Retail operations. The Americas, Europe, Japan and Asia-Pacific reportable segment results do not include the results of the Retail segment. The Americas segment includes both North and South America. The Europe segment includes European countries as well as the Middle East and Africa. The Asia-Pacific segment includes Australia and Asia, but does not include Japan. The Retail segment operates Apple retail stores in 11 countries, including the U.S. Each reportable operating segment provides similar hardware and software products and similar services. Further information regarding the Company’s operating segments may be found in Note 7, “Segment Information and Geographic Data” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Americas

Net sales in the Americas during the second quarter of 2011 increased $4.3 billion or 87% compared to the same period in 2010. The increase in net sales during the second quarter of 2011 was attributable to increased iPhone revenue driven by expanded U.S. distribution to the Verizon Wireless network beginning in February 2011, the introduction of iPad in the second half of 2010, and strong demand for Macs. Also contributing to the increase were higher sales of third-party digital content and applications from the iTunes Store and App Store. The Americas segment represented 38% and 37% of the Company’s total net sales in the second quarter of 2011 and 2010, respectively.

During the first six months of 2011, net sales in the Americas segment increased $7.5 billion or 67% compared to the same period in 2010. The primary contributors to the growth in net sales during the first six months of 2011 were a significant year-over-year increase in iPhone revenue from carrier expansion, the launch of iPad, and increased sales of Macs. Higher sales of third-party digital content and applications from the iTunes Store and App Store also drove higher sales during the first six months of 2011. The Americas segment represented approximately 36% and 38% of the Company’s total net sales for the first six months of 2011 and 2010, respectively.

Europe

Net sales in Europe increased $2.0 billion or 49% during the second quarter of 2011 compared to the second quarter of 2010. The growth in net sales was mainly due to an increase in iPhone revenue attributable to country and carrier expansion, the launch of iPad, and increased sales of Mac portable systems. The Europe segment represented 24% and 30% of the Company’s total net sales in the second quarter of 2011 and 2010, respectively.

For the first six months of 2011, net sales in Europe increased $4.2 billion or 46%, compared to the same period in 2009. The increase in net sales during the first six months of 2011 was attributable primarily to the continued year-over-year increase in iPhone revenue, the launch of iPad, and strong demand for Mac portable systems, partially offset by the impact of a stronger U.S. dollar. The Europe segment represented 26% and 31% of total net sales for the first six months in 2011 and 2010, respectively.

Japan

Japan’s net sales increased $496 million or 56% during the second quarter of 2011 and increased $1.1 billion or 69% during the first six months of 2011 compared to the same periods in 2010. The key contributors to Japan’s net sales growth for both the second quarter and first six months of 2011 were increased iPhone revenue, the launch of iPad, increased sales of Macs, and strength in the Japanese Yen relative to the U.S. dollar. The Japan segment represented 6% of total net sales in the second quarter of 2011 compared to 7% in the year ago quarter, and 5% of total net sales in the first six months of 2011 compared to 6% in the first six months of 2010.

The recent earthquakes and tsunami that struck the northeast coast of Japan has created uncertainty regarding the effect on general economic and market conditions in Japan. Any significant impact on consumer demand could negatively impact the Company’s net sales in the Japan segment. The Company does not currently believe that such impact will have a material adverse effect on the Company or its results of operations.

Asia-Pacific

Net sales in Asia Pacific increased $2.9 billion or 151% during the second quarter of 2011 and increased $6.0 billion or 163% during the first six months of 2011 compared to the same periods in 2010. The Company experienced particularly strong year-over-year net sales growth in China, Hong Kong and Korea during the second quarter of 2011 and first six months of 2011. Higher net sales in the Asia Pacific segment were due mainly to the increase in iPhone revenue primarily attributable to new carrier launches, introduction of iPad, and increased sales of Macs. The Asia Pacific segment represented 19% and 14% of total net sales in the second quarter of 2011 and 2010, respectively, and 19% and 13% of total net sales in the first six months of 2011 and 2010, respectively.

Retail

Retail net sales increased $1.5 billion or 90% during the second quarter of 2011 compared to the second quarter of 2010. The increase in net sales was driven primarily by higher iPhone sales, the launch of iPad, and higher sales of Macs. The Company did not open any new retail stores during the second quarter of 2011, ending the quarter with 323 stores open compared to 286 stores at the end of the second quarter of 2010. With an average of 323 stores and 284 stores open during the second quarter of 2011 and 2010, respectively, average revenue per store increased 67% to $9.9 million in the second quarter of 2011 compared to the second quarter of 2010. The Retail segment represented 13% and 12% of total net sales in the second quarter of 2011 and 2010, respectively.

Retail net sales grew $3.4 billion or 93% during the first six months of 2011 compared to the same period in 2010 driven primarily by the launch of iPad, a significant year-over-year increase in iPhone sales, and higher sales of Macs. Average revenue per store increased 68% to $21.9 million for the first six months of 2011 compared to the same period in 2010. The Retail segment represented 14% and 12% of total net sales for the first six months of 2011 and 2010, respectively.

The Retail segment reported operating income of $807 million during the second quarter of 2011 compared to operating income of $373 million during the second quarter of 2010, and reported operating income of $1.8 billion during the first six months of 2011 compared to $854 million during the first six months of 2010. The year-over-year increase in Retail operating income was primarily attributable to higher overall net sales that resulted in significantly higher average revenue per store during the second quarter and first six months of 2011 compared to the same periods in 2010.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since inception totaled $2.3 billion through the second quarter of 2011. As of March 26, 2011, the Retail segment had approximately 30,200 full-time equivalent employees and had outstanding lease commitments associated with retail space and related facilities of $2.0 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Gross Margin

Gross margin for the three- and six-month periods ended March 26, 2011 and March 27, 2010 was as follows (in millions, except gross margin percentages):

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Net sales	$24,667	$13,499	$51,408	$29,182
Cost of sales	14,449	7,874	30,892	17,146

Gross margin	$10,218	$5,625	$20,516	$12,036

Gross margin percentage	41.4%	41.7%	39.9%	41.2%

The gross margin percentage in the second quarter of 2011 was 41.4%, relatively consistent with the 41.7% in the second quarter of 2010. The gross margin percentage for the first six months of 2011 was 39.9% compared to 41.2% for the first six months of 2010. This year-over-year decline in gross margin is primarily attributable to new and innovative products that have higher cost structures, including iPhone 4 and iPad, that was partially offset by lower other manufacturing costs.

The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first half of 2011, largely due to a higher mix of new and innovative products that have higher cost structures and deliver greater value to customers, and expected and potential future component cost and other cost increases.

The foregoing statements regarding the Company’s expected gross margin percentage are forward-looking and could differ from anticipated levels because of several factors including, but not limited to certain of those set forth below in Part II, Item 1A, “Risk Factors” under the subheading “Future operating results depend upon the Company’s ability to obtain key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities,” which is incorporated herein by reference. In general, gross margins and margins on individual products will remain under downward pressure due to a variety of factors, including continued industry wide global product pricing pressures, increased competition, compressed product life cycles, product transitions and potential and expected increases in the cost of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs, as well as potential increases in the costs of outside manufacturing services and a potential shift in the Company’s sales mix towards products with lower gross margins. In response to these competitive pressures, the Company expects it will continue to take product pricing actions, which would adversely affect gross margins. Gross margins could also be affected by the Company’s ability to manage product quality and warranty costs effectively and to stimulate demand for certain of its products. Due to the Company’s significant international operations, financial results can be significantly affected in the short-term by fluctuations in exchange rates.

Operating Expenses

Operating expenses for the three- and six-month periods ended March 26, 2011 and March 27, 2010, were as follows (in millions, except for percentages):

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Research and development	$581	$426	$1,156	$824
Percentage of net sales	2%	3%	2%	3%
Selling, general and administrative	$1,763	$1,220	$3,659	$2,508
Percentage of net sales	7%	9%	7%	9%

Research and Development Expense (“R&D”)

R&D expense increased $155 million or 36% to $581 million during second quarter of 2011 compared to the same period of 2010, and increased $332 million or 40% to $1.2 billion during the first six months of 2011 compared to the same period in 2010. These increases were due primarily to an increase in headcount and related expenses to support expanded R&D activities.

Although total R&D expense increased 36% and 40% during the second quarter and first six months of 2011, compared to the same periods in 2010, respectively, it declined as a percentage of net sales, due to the 83% and 76% year-over-year growth in the Company’s net sales during the second quarter and first six months of 2011, respectively. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General and Administrative Expense (“SG&A”)

SG&A expense increased $543 million or 45% to $1.8 billion during second quarter of 2011 compared to the same period of 2010, and increased $1.2 billion or 46% to $3.7 billion during the first six months of 2011 compared to the same period in 2010. These increases were due primarily to the Company’s continued expansion of its Retail segment, higher spending on marketing and advertising programs, and increased variable costs associated with the overall growth of the Company’s net sales.

Other Income and Expense

Total other income and expense decreased $24 million or 48% to $26 million during second quarter of 2011 compared to the same period of 2010, and increased $79 million or 95% to $162 million during the first six months of 2011 compared to the same period in 2010. The overall decrease during second quarter of 2011 in other income and expense is primarily attributable to higher premium expenses on foreign exchange option contracts, partially offset by higher interest income on the Company’s higher cash, cash equivalents and marketable securities balances as compared to the second quarter of 2010. The overall increase during the first six months of 2011 in other income and expense is primarily attributable to higher interest income and net realized gains on sales of marketable securities, partially offset by higher premium expenses on foreign exchange option contracts as compared to the first six months of 2010. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities increased to 0.76% in the second quarter of 2011 from 0.70% in the second quarter of 2010.

Provision for Income Taxes

The Company’s effective tax rates for the three- and six-month periods ended March 26, 2011 were approximately 24% for both periods, compared to approximately 24% and 27% for the three- and six-month periods ended March 27, 2010, respectively. The Company’s effective rates for both periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate during the first six months of 2011 compared to the same period in 2010 is due primarily to a higher proportion of foreign earnings and the recognition of a tax benefit as a result of legislation enacted during the first quarter of 2011 retroactively reinstating the research and development tax credit.

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

Liquidity and Capital Resources

The following table summarizes selected financial information and statistics as of March 26, 2011 and September 25, 2010 (in millions):

	March 26, 2011	September 25, 2010
Cash, cash equivalents and marketable securities	$65,767	$51,011
Accounts receivable, net	$5,798	$5,510
Inventory	$930	$1,051
Working capital	$22,670	$20,956

As of March 26, 2011, the Company had $65.8 billion in cash, cash equivalents and marketable securities, an increase of $14.8 billion from September 25, 2010. The principal component of this net increase was the cash generated by operating activities of $16.0 billion, which was partially offset by payments for acquisition of property, plant and equipment of $1.8 billion. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities, generally with a minimum rating of single-A or equivalent. As of March 26, 2011 and September 25, 2010, $40.2 billion and $30.8 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings.

Capital Assets

The Company’s capital expenditures were $2.2 billion during the first six months of 2011 consisting of approximately $142 million for retail store facilities and $2.1 billion for other capital expenditures, including product tooling and manufacturing process equipment, real estate for the future development of the Company’s second corporate campus, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first six months of 2011 were $1.8 billion, of which $151 million relates to retail store facilities.

The Company anticipates utilizing approximately $5.7 billion for capital expenditures during 2011, including approximately $700 million for retail store facilities and approximately $5.0 billion for product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

Historically the Company has opened between 25 and 50 new retail stores per year. During 2011, the Company expects to open about 40 new retail stores, nearly three-quarters of which are expected to be located outside of the U.S.

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

Lease Commitments

As of September 25, 2010, the Company had total outstanding commitments on noncancelable operating leases of $2.1 billion, $1.7 billion of which related to the lease of retail space and related facilities. The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. Total outstanding commitments on noncancelable operating leases related to the lease of retail space were $2.0 billion as of March 26, 2011.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of March 26, 2011, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $11.0 billion.

The Company has also entered into long-term agreements to secure the supply of certain inventory components. These agreements generally expire between 2011 and 2022. As of March 26, 2011, the Company had off-balance sheet commitments under long-term supply agreements totaling approximately $2.0 billion to make additional inventory component prepayments and to acquire capital equipment in 2011 and beyond.

Other Obligations

Other outstanding obligations were $747 million as of March 26, 2011, and were comprised mainly of commitments to acquire product tooling and manufacturing process equipment, in addition to that noted above under long-term supply agreements, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of March 26, 2011, the Company had non-current deferred tax liabilities of $6.2 billion. Additionally, as of March 26, 2011, the Company had gross unrecognized tax benefits of $1.1 billion and an additional $260 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party and, in the opinion of management, does not have a liability related to unresolved infringement claims subject to indemnification that would materially adversely affect its financial condition or operating results. Therefore, the Company did not record a liability for infringement costs related to indemnification as of either March 26, 2011 or September 25, 2010.

The Company has entered into indemnification agreements with its directors and executive officers. Under these agreements, the Company has agreed to indemnify such individuals to the fullest extent permitted by law against liabilities that arise by reason of their status as directors or officers and to advance expenses incurred by such individuals in connection with related legal proceedings. It is not possible to determine the maximum potential amount of payments the Company could be required to make under these agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each claim. However, the Company maintains directors and officers liability insurance coverage to reduce its exposure to such obligations, and payments made under these agreements historically have not been material.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk profile has not changed significantly during the first six months of 2011.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade, primarily rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. The Company classifies its marketable securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. All short-term marketable securities have maturities less than 12 months, while all long-term marketable securities have maturities greater than 12 months. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to anticipation of credit deterioration and duration management.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 26, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 26, 2011, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding or claim that would individually or in the aggregate materially adversely affect its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in any of these legal matters or should several of these legal matters be resolved against the Company in the same reporting period, the operating results of a particular reporting period could be materially adversely affected. See the risk factors “The Company’s future results could be materially adversely affected if it is found to have infringed on intellectual property rights.” and “Unfavorable results of legal proceedings could materially adversely affect the Company.” in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the second quarter of 2011 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

In re Apple & ATTM Antitrust Litigation (brought on behalf of named plaintiffs Kliegerman, Holman, Rivello, Smith, Lee, Macasaddu, Morikawa, Scotti and Sesso)

This is a purported class action filed against the Company and AT&T Mobility in the United States District Court for the Northern District of California. The Consolidated Complaint alleges that the Company and AT&T Mobility violated the federal antitrust laws by monopolizing and/or attempting to monopolize the “aftermarket for voice and data services” for the iPhone and that the Company monopolized and/or attempted to monopolize the “aftermarket for software applications for iPhones.” Plaintiffs are seeking unspecified compensatory and punitive damages for the class, treble damages, injunctive relief and attorneys fees. On July 8, 2010 the Court granted in part plaintiffs’ motion for class certification. The case is currently stayed until the Supreme Court rules on the enforceability of the AT&T Mobility arbitration clause in the AT&T Mobility v. Conception case.

The Apple iPod iTunes Antitrust Litigation (formerly Charoensak v. Apple Computer, Inc. and Tucker v. Apple Computer, Inc.); Somers v. Apple Inc.

These related cases have been filed on January 3, 2005, July 21, 2006 and December 31, 2007 in the United States District Court for the Northern District of California on behalf of a purported class of direct and indirect purchasers of iPods and iTunes Store content, alleging various claims including alleged unlawful tying of music and video purchased on the iTunes Store with the purchase of iPods and unlawful acquisition or maintenance of monopoly market power and unlawful acquisition or maintenance of monopoly market power under §§1 and 2 of the Sherman Act, the Cartwright Act, California Business & Professions Code §17200 (unfair competition), the California Consumer Legal Remedies Act and California monopolization law. Plaintiffs are seeking unspecified compensatory and punitive damages for the class, treble damages, injunctive relief, disgorgement of revenues and/or profits and attorneys fees. Plaintiffs are also seeking digital rights management (“DRM”) free versions of any songs downloaded from iTunes or an order requiring the Company to license its DRM to all competing music players. The cases are currently pending.

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

The Company must order components for its products and build inventory in advance of product announcements and shipments. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, open orders and, where appropriate, inventory component prepayments, in each case based on projected demand. Such purchase commitments typically cover forecasted component and manufacturing requirements for 30 to 150 days. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments. The Company’s financial condition and operating results have been in the past and could be in the future materially adversely affected by the Company’s ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Future operating results depend upon the Company’s ability to obtain key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities.

Because the Company currently obtains certain key components including but not limited to microprocessors, enclosures, certain LCDs, certain optical drives, and ASICs, from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including but not limited to NAND flash memory, DRAM and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs with favorable pricing, but there can be no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. The follow-on effects from the credit crisis on the Company’s key suppliers, referred to in “Economic conditions could materially adversely affect the Company” above, which is incorporated herein by reference, also could affect the Company’s ability to obtain key components. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that could materially adversely affect the Company’s financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first half of 2011, largely due to a higher mix of new and innovative products that have higher cost structures and deliver greater value to customers, and expected and potential future component cost and other cost increases. For additional information refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin,” which is incorporated herein by reference.

The Company and other participants in the mobile communication and media device, and personal computer industries compete for various components with other industries that have experienced increased demand for their products. The Company uses some custom components that are not common to the rest of these industries. The Company’s new products often utilize custom components available from only one source. When a component or product uses new technologies, initial capacity constraints may exist until the suppliers’ yields have matured or manufacturing capacity has increased. Continued availability of these components at acceptable prices, or at all, may be affected if those suppliers decided to concentrate on the production of common components instead of components customized to meet the Company’s requirements. If the supply of a key single-sourced component for a new or existing product were delayed or constrained, if such components were available only at significantly higher prices, or if a key manufacturing vendor delayed shipments of completed products to the Company, the Company’s financial condition and operating results could be materially adversely affected.

Please also refer to the discussion of risks related to the March 11, 2011, Japan earthquake and tsunami in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Japan Earthquake and Tsunami,” which is incorporated herein by reference.

The Company depends on component and product manufacturing and logistical services provided by third parties, many of whom are located outside of the U.S.

Substantially all of the Company’s manufacturing is performed in whole or in part by a few outsourcing partners. The Company has also outsourced much of its transportation and logistics management. While these arrangements may lower operating costs, they also reduce the Company’s direct control over production and distribution. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or the Company’s flexibility to respond to changing conditions. Although arrangements with such manufacturers or individual component suppliers may contain provisions for warranty expense reimbursement, the Company may remain responsible to the consumer for warranty service in the event of product defects. In addition, the Company relies on third-party manufacturers to adhere to the Company’s supplier code of conduct. Any unanticipated product defect or warranty liability, whether pursuant to arrangements with outsourcing partners or otherwise, or material violations of the supplier code of conduct, could materially adversely affect the Company’s reputation, financial condition and operating results.

The supply and manufacture of many critical components is performed by sole-sourced third-party vendors in the U.S., Asia and Europe. Single-sourced third-party vendors in Asia perform final assembly of substantially all of the Company’s hardware products. If manufacturing or logistics in these locations is disrupted for any reason including, but not limited to, natural disasters, information technology system failures, military actions or economic, business, labor, environmental, public health, or political issues, the Company’s financial condition and operating results could be materially adversely affected.

Please also refer to the discussion of risks related to the March 11, 2011, Japan earthquake and tsunami in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Japan Earthquake and Tsunami,” which is incorporated herein by reference.

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

Many third-party content providers require that the Company provide certain DRM and other security solutions. If these requirements change, the Company may have to develop or license new technology to provide these solutions. There is no assurance the Company will be able to develop or license such solutions at a reasonable cost and in a timely manner. In addition, certain countries have passed or may propose legislation that would force the Company to license its DRM, which could lessen the protection of content and subject it to piracy and also could affect arrangements with the Company’s content providers.

The Company’s future results could be materially adversely affected if it is found to have infringed on intellectual property rights.

Technology companies, including many of the Company’s competitors, frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. As the Company has grown, the intellectual property rights claims against it have increased and may continue to increase as it develops new products and technologies. In particular, with the introduction of iPhone and 3G enabled iPads, the Company began to compete with mobile communication and media device companies that hold significant patent portfolios, and the number of patent claims against the Company in that technological space has increased. The Company is vigorously defending infringement actions in courts in a number of U.S. jurisdictions and before the U.S. International Trade Commission, as well as internationally in Europe and Asia. The plaintiffs in these actions frequently seek injunctions and substantial damages.

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

The Company believes decisions by customers to purchase its hardware products, including its iPhones, iPads, Macs and iPods, are often based to a certain extent on the availability of third-party software applications, and services, including online services. There is no assurance that third-party developers will continue to develop and maintain applications and services for the Company’s products on a timely basis or at all, and discontinuance or delay of these applications and services could materially adversely affect the Company’s financial condition and operating results.

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

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on the Company, its suppliers, logistics providers, manufacturing vendors and customers, including channel partners. The Company’s business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond its control. Such events could decrease demand for the Company’s products, make it difficult or impossible for the Company to make and deliver products to its customers, including channel partners, or to receive components from its suppliers, and create delays and inefficiencies in the Company’s supply chain. Should major public health issues, including pandemics, arise, the Company could be negatively affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of the Company’s manufacturing vendors and component suppliers. The majority of the Company’s research and development activities, its corporate headquarters, information technology systems, and other critical business operations, including certain component suppliers and manufacturing vendors, are in locations that could be affected by natural disasters. In the event of a natural disaster, losses and significant recovery time could be required to resume operations and the Company’s financial condition and operating results could be materially adversely affected.

Please also refer to the discussion of risks related to the March 11, 2011, Japan earthquake and tsunami in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Japan Earthquake and Tsunami,” which is incorporated herein by reference.

The Company may be subject to information technology system failures, network disruptions and breaches in data security.

Information technology system failures, network disruptions and breaches of data security caused by such factors including, but not limited to, earthquakes, fire, theft, fraud, malicious attack or other causes could disrupt the Company’s operations by causing delays or cancellation of customer, including channel partner, orders, negatively affecting the Company’s online, iTunes, MobileMe and retail offerings and services, impeding the manufacture or shipment of products, processing transactions and reporting financial results, resulting in the unintentional disclosure of customer or Company information, or damage to the Company’s reputation. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or loss or data security breach will not materially adversely affect the Company’s financial condition and operating results.

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

The Company’s stock has at times experienced substantial price volatility due to a number of factors including, but not limited to variations between its actual and anticipated financial results, announcements by the Company and its competitors, and uncertainty about current global economic conditions. The stock market as a whole also has experienced extreme price and volume fluctuations that have affected the market price of many technology companies in ways that may have been unrelated to these companies’ operating performance. Furthermore, the Company believes its stock price reflects high future growth and profitability expectations. If the Company fails to meet these expectations its stock price may significantly decline, which could have a material adverse impact on investor confidence and employee retention.

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

The Company’s financial condition and operating results also could be significantly affected by other risks associated with international activities including, but not limited to, economic and labor conditions, increased duties, taxes and other costs, political instability, and changes in the value of the U.S. dollar versus local currencies. Margins on sales of the Company’s products in foreign countries, and on sales of products that include components obtained from foreign suppliers, could be materially adversely affected by foreign currency exchange rate fluctuations and by international trade regulations, including duties, tariffs and antidumping penalties. Additionally, the Company is exposed to credit and collectability risk on its trade receivables with customers in certain international markets. There can be no assurance it can effectively limit its credit risk and avoid losses, which could materially adversely affect the Company’s financial condition and operating results.

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

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables are increased in certain international markets and its ability to mitigate such risks may be limited. Cellular network carriers accounted for a significant portion of the Company’s trade receivables as of March 26, 2011. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. Two vendors accounted for a significant portion of the Company’s non-trade receivables as of March 26, 2011. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of certain inventory components. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could materially adversely affect the Company’s financial condition and operating results.

Unfavorable results of legal proceedings could materially adversely affect the Company.

The Company is subject to various legal proceedings and claims that have arisen out of the ordinary conduct of its business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. In recognition of these considerations, the Company may enter into material settlements. Should the Company fail to prevail in certain matters, or should several of these matters be resolved against the Company in the same reporting period, the Company may be faced with significant compensatory, punitive or trebled monetary damages, disgorgement of revenues or profits, remedial corporate measures or injunctive relief against it that would materially adversely affect a portion of its business and might materially affect the Company’s financial condition and operating results.

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

The Company is subject to taxes in the United States and numerous foreign jurisdictions. The Company’s future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. In addition, the current administration and Congress have announced proposals for new U.S. tax legislation that, if adopted, could adversely affect the Company’s tax rate. Any of these changes could have a material adverse effect on the Company’s profitability. The Company is also subject to the continual examination of its income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance that the outcomes from these examinations will not materially adversely affect the Company’s financial condition and operating results.

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

(a) The Board of Directors amended the Bylaws of the Company, effective April 20, 2011, to clarify that the bylaws governing advance notice requirements for shareholder business and nominations shall not be deemed to affect any rights of shareholders to request inclusion of proposals or nominations in the Company’s proxy statement pursuant to Rule 14a-8 promulgated under the Act.

A copy of the Amended Bylaws, effective April 20, 2011, is filed hereto as Exhibit 3.2 and is incorporated herein by reference.

Item 6.	Exhibits

(a) Index to Exhibits

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2**	Bylaws of the Registrant, as amended through April 20, 2011.

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through March 8, 2010.	10-Q	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Director Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.5*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.6*	Form of Option Agreement.	10-K	9/24/05

10.7*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.8*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.9*	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.	10-Q	12/25/10

14.1	Business Conduct Policy of the Registrant dated July 2010.	10-K	9/25/10

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS****	XBRL Instance Document

101.SCH****	XBRL Taxonomy Extension Schema Document

101.CAL****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.
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

April 21, 2011	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer Senior Vice President, Chief Financial Officer