Form 10-Q
period 2011-06-25
APPLE INC
filed 2011-07-20
CIK 320193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

or

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

Yes  ☐    No  ☒

927,090,886 shares of common stock issued and outstanding as of July 8, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in millions, except share amounts which are reflected in thousands and per share amounts)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net sales	$28,571	$15,700	$79,979	$44,882
Cost of sales	16,649	9,564	47,541	26,710

Gross margin	11,922	6,136	32,438	18,172

Operating expenses:
Research and development	628	464	1,784	1,288
Selling, general and administrative	1,915	1,438	5,574	3,946

Total operating expenses	2,543	1,902	7,358	5,234

Operating income	9,379	4,234	25,080	12,938
Other income and expense	172	58	334	141

Income before provision for income taxes	9,551	4,292	25,414	13,079

Provision for income taxes	2,243	1,039	6,115	3,374

Net income	$7,308	$3,253	$19,299	$9,705

Earnings per common share:
Basic	$7.89	$3.57	$20.91	$10.69
Diluted	$7.79	$3.51	$20.63	$10.51

Shares used in computing earnings per share:
Basic	926,108	912,197	922,917	907,762
Diluted	937,810	927,361	935,688	923,341

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in millions, except share amounts)

	September 30,	September 30,
	June 25, 2011	September 25, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$12,091	$11,261
Short-term marketable securities	16,304	14,359
Accounts receivable, less allowances of $55 in each period	6,102	5,510
Inventories	889	1,051
Deferred tax assets	1,892	1,636
Vendor non-trade receivables	5,369	4,414
Other current assets	4,251	3,447

Total current assets	46,898	41,678

Long-term marketable securities	47,761	25,391
Property, plant and equipment, net	6,749	4,768
Goodwill	741	741
Acquired intangible assets, net	1,169	342
Other assets	3,440	2,263

Total assets	$106,758	$75,183

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$15,270	$12,015
Accrued expenses	7,597	5,723
Deferred revenue	3,992	2,984

Total current liabilities	26,859	20,722

Deferred revenue - non-current	1,407	1,139
Other non-current liabilities	9,149	5,531

Total liabilities	37,415	27,392

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value; 1,800,000,000 shares authorized; 926,903,779 and 915,970,050 shares issued and outstanding, respectively	12,715	10,668
Retained earnings	56,239	37,169
Accumulated other comprehensive income/(loss)	389	(46)

Total shareholders’ equity	69,343	47,791

Total liabilities and shareholders’ equity	$106,758	$75,183

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in millions)

	September 30,	September 30,
	Nine Months Ended
	June 25, 2011	June 26, 2010
Cash and cash equivalents, beginning of the period	$11,261	$5,263

Operating activities:
Net income	19,299	9,705
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation, amortization and accretion	1,271	698
Stock-based compensation expense	870	655
Deferred income tax expense	2,232	1,298
Changes in operating assets and liabilities:
Accounts receivable, net	(592)	(79)
Inventories	162	(487)
Vendor non-trade receivables	(955)	(1,256)
Other current and non-current assets	(1,551)	(1,001)
Accounts payable	2,480	2,812
Deferred revenue	1,276	806
Other current and non-current liabilities	2,608	(239)

Cash generated by operating activities	27,100	12,912

Investing activities:
Purchases of marketable securities	(75,133)	(41,318)
Proceeds from maturities of marketable securities	16,396	19,758
Proceeds from sales of marketable securities	34,301	14,048
Payments made in connection with business acquisitions, net of cash acquired	0	(615)
Payments for acquisition of property, plant and equipment	(2,615)	(1,245)
Payments for acquisition of intangible assets	(266)	(63)
Other	34	(36)

Cash used in investing activities	(27,283)	(9,471)

Financing activities:
Proceeds from issuance of common stock	577	733
Excess tax benefits from equity awards	915	652
Taxes paid related to net share settlement of equity awards	(479)	(384)

Cash generated by financing activities	1,013	1,001

Increase in cash and cash equivalents	830	4,442

Cash and cash equivalents, end of the period	$12,091	$9,705

Supplemental cash flow disclosure:
Cash paid for income taxes, net	$2,563	$2,657

See accompanying Notes to Condensed Consolidated Financial Statements.

Apple Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Summary of Significant Accounting Policies

Apple Inc. and its wholly-owned subsidiaries (collectively “Apple” or the “Company”) designs, manufactures, and markets mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Macintosh (“Mac”), and iPod compatible products including application software, printers, storage devices, speakers, headphones, and various other accessories and supplies through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, education, enterprise and government customers.

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

Revenue Recognition

Revenue Recognition for Arrangements with Multiple Deliverables

For multi-element arrangements that include tangible products containing software that is essential to the tangible product’s functionality, undelivered software elements relating to the tangible product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

For sales of iPhone, iPad, Apple TV, for sales of iPod touch beginning in June 2010, and for sales of Mac beginning in June 2011, the Company has indicated it may from time-to-time provide future unspecified software upgrades and features free of charge to customers. In June 2011, the Company announced it would provide various non-software services (“the online services”) to owners of qualifying versions of iPhone, iPad, iPod touch and Mac. The Company has identified up to three deliverables in arrangements involving the sale of these devices. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale. The second deliverable is the embedded right included with the purchase of iPhone, iPad, iPod touch, Mac and Apple TV to receive on a when-and-if-available basis, future unspecified software upgrades and features relating to the product’s essential software. The third deliverable is the online services to be provided to qualifying versions of iPhone, iPad, iPod touch and Mac. The Company allocates revenue between these deliverables using the relative selling price method. Because the Company has neither VSOE nor TPE for these deliverables, the allocation of revenue has been based on the Company’s ESPs. Amounts allocated to the delivered hardware and the related essential software are recognized at the time of sale provided the other conditions for revenue recognition have been met. Amounts allocated to the embedded unspecified software upgrade rights and the online services are deferred and recognized on a straight-line basis over the estimated lives of each of these devices, which range from 24 to 48 months. Cost of sales related to delivered hardware and related essential software, including estimated warranty costs, are recognized at the time of sale. Costs incurred to provide non-software services are recognized as cost of sales as incurred, and engineering and sales and marketing costs are recognized as operating expenses as incurred.

The Company’s process for determining its ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable. The Company believes its customers, particularly consumers, would be reluctant to buy the types of unspecified software upgrade rights embedded with iPhone, iPad, iPod touch, Mac and Apple TV. This view is primarily based on the fact that unspecified upgrade rights do not obligate the Company to provide upgrades at a particular time or at all, and do not specify to customers which upgrades or features will be delivered. The Company also believes its customers would be unwilling to pay a significant amount for access to the online services because other companies offer similar services at little or no cost to users. Therefore, the Company has concluded that if it were to sell upgrade rights or access to the online services on a standalone basis, including those rights and services attached to iPhone, iPad, iPod touch, Mac and Apple TV, the selling price would be relatively low. Key factors considered by the Company in developing the ESPs for the upgrade rights include prices charged by the Company for similar offerings, market trends for pricing of Mac and iOS software, the Company’s historical pricing practices, the nature of the upgrade rights (e.g., unspecified and when-and-if-available), and the relative ESP of the upgrade rights as compared to the total selling price of the product. The Company may also consider, when appropriate, the impact of other products and services, including advertising services, on selling price assumptions when developing and reviewing its ESPs for software upgrade rights and related deliverables. The Company may also consider additional factors as appropriate, including the pricing of competitive alternatives if they exist and product-specific business objectives. When relevant, the same factors are considered by the Company in developing ESPs for service offerings such as the online services; however, the primary consideration in developing ESPs for the online services is the estimated cost to provide such services over the life of the related devices, including consideration for a reasonable profit margin.

Beginning with the Company’s June 2011 announcement of the upcoming release of the online services and Mac OS X Lion, the Company’s combined ESP for the unspecified software upgrade rights and the right to receive the online services are as follows: $16 for iPhone and iPad, $11 for iPod touch, and $22 for Mac. The Company’s ESP for the embedded unspecified software upgrade right included with each Apple TV is $5 for 2011. Amounts allocated to the embedded unspecified software upgrade rights and the online services associated with iPhone, iPad, iPod touch and Apple TV are recognized on a straight-line basis over 24 months, and amounts allocated to the embedded unspecified software upgrade rights and the online services associated with Mac are recognized on a straight-line basis over 48 months.

The Company recognizes revenue in accordance with industry specific software accounting guidance for sales of software upgrades. Therefore, beginning in July 2011 the Company will defer all revenue from the sale of upgrades to the Mac OS and iLife software and recognize it ratably over 36 months.

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

The following table summarizes the computation of basic and diluted earnings per common share for the three- and nine-month periods ended June 25, 2011 and June 26, 2010 (in thousands, except net income in millions and per share amounts):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Numerator:
Net income	$7,308	$3,253	$19,299	$9,705
Denominator:
Weighted-average shares outstanding	926,108	912,197	922,917	907,762
Effect of dilutive securities	11,702	15,164	12,771	15,579

Weighted-average diluted shares	937,810	927,361	935,688	923,341

Basic earnings per common share	$7.89	$3.57	$20.91	$10.69
Diluted earnings per common share	$7.79	$3.51	$20.63	$10.51

Potentially dilutive securities representing approximately 2,000 shares and 220,000 shares of common stock for the three months ended June 25, 2011 and June 26, 2010, respectively, and 206,000 shares and 498,000 shares of common stock for the nine months ended June 25, 2011 and June 26, 2010, respectively, were excluded from the computation of diluted earnings per common share for these periods because their effect would have been antidilutive.

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

Note 2 – Financial Instruments

Cash, Cash Equivalents and Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable debt and equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities of 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company classifies its marketable equity securities, including mutual funds, as either short-term or long-term based on the nature of each security and its availability for use in current operations.

The following tables summarize the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category recorded as cash and cash equivalents or short-term or long-term marketable securities as of June 25, 2011 and September 25, 2010 (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	June 25, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$2,769	$0	$0	$2,769	$2,769	$0	$0

Level 1:
Money market funds	1,414	0	0	1,414	1,414	0	0
Mutual funds	150	0	0	150	0	150	0

Subtotal	1,564	0	0	1,564	1,414	150	0

Level 2:
U.S. Treasury securities	10,736	51	0	10,787	1,139	1,876	7,772
U.S. agency securities	9,986	17	(1)	10,002	391	1,980	7,631
Non-U.S. government securities	6,127	18	(1)	6,144	427	1,952	3,765
Certificates of deposit and time deposits	4,538	4	0	4,542	893	1,231	2,418
Commercial paper	6,326	0	0	6,326	4,977	1,349	0
Corporate securities	30,441	167	(9)	30,599	81	7,242	23,276
Municipal securities	3,389	35	(1)	3,423	0	524	2,899

Subtotal	71,543	292	(12)	71,823	7,908	16,154	47,761

Total	$75,876	$292	$(12)	$76,156	$12,091	$16,304	$47,761

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 25, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Marketable Securities	Long-Term Marketable Securities
Cash	$1,690	$0	$0	$1,690	$1,690	$0	$0

Level 1:
Money market funds	2,753	0	0	2,753	2,753	0	0

Level 2:
U.S. Treasury securities	9,872	42	0	9,914	2,571	2,130	5,213
U.S. agency securities	8,717	10	0	8,727	1,916	4,339	2,472
Non-U.S. government securities	2,648	13	0	2,661	10	865	1,786
Certificates of deposit and time deposits	2,735	5	(1)	2,739	374	850	1,515
Commercial paper	3,168	0	0	3,168	1,889	1,279	0
Corporate securities	17,349	102	(9)	17,442	58	4,522	12,862
Municipal securities	1,899	19	(1)	1,917	0	374	1,543

Subtotal	46,388	191	(11)	46,568	6,818	14,359	25,391

Total	$50,831	$191	$(11)	$51,011	$11,261	$14,359	$25,391

The net unrealized gains as of June 25, 2011 and September 25, 2010 related primarily to long-term marketable securities. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The Company recognized net realized gains of $14 million and $70 million during the three- and nine-month periods ended June 25, 2011, respectively. The Company recognized no significant net realized gains or losses during the three- and nine-month periods ended June 26, 2010. The maturities of the Company’s long-term marketable securities generally range from one year to five years.

As of June 25, 2011 and September 25, 2010, gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer were not significant.

The Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature. The Company typically invests in highly-rated securities, and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade, primarily rated single-A or better, with the objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating the investments for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s amortized cost basis. During the three- and nine-month periods ended June 25, 2011 and June 26, 2010, the Company did not recognize any significant impairment charges. As of June 25, 2011, the Company does not consider any of its investments to be other-than-temporarily impaired.

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

The Company had a net deferred gain associated with cash flow hedges of approximately $21 million and a net deferred loss associated with cash flow hedges of approximately $252 million, net of taxes, recorded in other comprehensive income as of June 25, 2011 and September 25, 2010, respectively. Deferred gains and losses associated with cash flow hedges of foreign currency revenue are recognized as a component of net sales in the same period as the related revenue is recognized, and deferred gains and losses related to cash flow hedges of inventory purchases are recognized as a component of cost of sales in the same period as the related costs are recognized. Substantially all of the Company’s hedged transactions as of June 25, 2011 are expected to occur within six months.

Derivative instruments designated as cash flow hedges must be de-designated as hedges when it is probable the forecasted hedged transaction will not occur in the initially identified time period or within a subsequent two-month time period. Deferred gains and losses in other comprehensive income associated with such derivative instruments are reclassified immediately into earnings through other income and expense. Any subsequent changes in fair value of such derivative instruments are reflected in other income and expense unless they are re-designated as hedges of other transactions. The Company did not recognize any significant net gains or losses related to the loss of hedge designation on discontinued cash flow hedges during the three- and nine-month periods ended June 25, 2011 and June 26, 2010.

The Company’s unrealized net gains and losses on net investment hedges, included in the cumulative translation adjustment account of accumulated other comprehensive income (“AOCI”), were not significant as of June 25, 2011 and September 25, 2010, respectively. The ineffective portions and amounts excluded from the effectiveness test of net investment hedges are recorded in other income and expense.

The Company recognized in earnings a net loss on foreign currency forward and option contracts not designated as hedging instruments of $45 million and $100 million during the three- and nine-month periods ended June 25, 2011, respectively, and a net gain on foreign currency forward and option contracts not designated as hedging instruments of $25 million and $15 million during the three- and nine-month periods ended June 26, 2010, respectively. These amounts, recorded in other income and expense, represent the net gain or loss on the derivative contracts and do not include changes in the related exposures, which generally offset a portion of the gain or loss on the derivative contracts.

The following table summarizes the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of June 25, 2011 and September 25, 2010 (in millions):

	September 30,	September 30,	September 30,	September 30,
	June 25, 2011		September 25, 2010
	Notional Principal	Credit Risk Amounts	Notional Principal	Credit Risk Amounts
Instruments qualifying as accounting hedges:
Foreign exchange contracts	$12,282	$128	$13,957	$62

Instruments other than accounting hedges:
Foreign exchange contracts	$6,415	$14	$10,727	$45

The notional principal amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amounts represent the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rates at each respective date. The Company’s gross exposure on these transactions may be further mitigated by collateral received from certain counterparties. The Company’s exposure to credit loss and market risk will vary over time as a function of currency exchange rates. Although the table above reflects the notional principal and credit risk amounts of the Company’s foreign exchange instruments, it does not reflect the gains or losses associated with the exposures and transactions that the foreign exchange instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

The Company generally enters into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further limit credit risk, the Company generally enters into collateral security arrangements that provide for collateral to be received or posted when the net fair value of certain financial instruments fluctuates from contractually established thresholds. The Company presents its derivative assets and derivative liabilities at their gross fair values. As of June 25, 2011, the Company received cash collateral related to the derivative instruments under its collateral security arrangements of $8 million, which it recorded as accrued expenses in the Condensed Consolidated Balance Sheet. As of September 25, 2010, the Company posted cash collateral related to the derivative instruments under its collateral security arrangements of $445 million, which it recorded as other current assets in the Condensed Consolidated Balance Sheet. The Company did not have any derivative instruments with credit-risk related contingent features that would require it to post additional collateral as of June 25, 2011 or September 25, 2010.

The following tables summarize the gross fair value of the Company’s derivative instruments as reflected in the Condensed Consolidated Balance Sheets as of June 25, 2011 and September 25, 2010 (in millions):

	September 30,	September 30,	September 30,
	June 25, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$125	$14	$139

Derivative liabilities (b):
Foreign exchange contracts	$64	$6	$70

	September 30,	September 30,	September 30,
	September 25, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Total Fair Value
Derivative assets (a):
Foreign exchange contracts	$62	$45	$107

Derivative liabilities (b):
Foreign exchange contracts	$488	$118	$606

(a)	The fair value of derivative assets is measured using Level 2 fair value inputs and is recorded as other current assets in the Condensed Consolidated Balance Sheets.

(b)	The fair value of derivative liabilities is measured using Level 2 fair value inputs and is recorded as accrued expenses in the Condensed Consolidated Balance Sheets.

The following table summarizes the pre-tax effect of the Company’s derivative instruments designated as cash flow and net investment hedges in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 25, 2011 and June 26, 2010 (in millions):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Month Periods
	Gains/(Losses) Recognized in OCI - Effective Portion (e)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (e)		Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 25, 2011	June 26, 2010	June 25, 2011 (a)	June 26, 2010 (b)	Location	June 25, 2011	June 26, 2010
Cash flow hedges:
Foreign exchange contracts	$12	$83	$(162)	$67	Other income and expense	$15	$(50)
Net investment hedges:
Foreign exchange contracts	(7)	(18)	0	0	Other income and expense	1	0

Total	$5	$65	$(162)	$67		$16	$(50)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Nine Month Periods
	Gains/(Losses) Recognized in OCI - Effective Portion (e)		Gains/(Losses) Reclassified from AOCI into Income - Effective Portion (e)		Gains/(Losses) Recognized – Ineffective Portion and Amount Excluded from Effectiveness Testing
	June 25, 2011	June 26, 2010	June 25, 2011 (c)	June 26, 2010 (d)	Location	June 25, 2011	June 26, 2010
Cash flow hedges:
Foreign exchange contracts	$(270)	$145	$(701)	$80	Other income and expense	$(104)	$(88)
Net investment hedges:
Foreign exchange contracts	(21)	(16)	0	0	Other income and expense	1	0

Total	$(291)	$129	$(701)	$80		$(103)	$(88)

(a)

Includes gains/(losses) reclassified from AOCI into income for the effective portion of cash flow hedges, of which $(101) million and $(61) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended June 25, 2011. There were no amounts reclassified from AOCI into income for the effective portion of net investment hedges for the three months ended June 25, 2011.

(b)

Includes gains/(losses) reclassified from AOCI into income for the effective portion of cash flow hedges, of which $78 million and $(11) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the three months ended June 26, 2010. There were no amounts reclassified from AOCI into income for the effective portion of net investment hedges for the three months ended June 26, 2010.

(c)

Includes gains/(losses) reclassified from AOCI into income for the effective portion of cash flow hedges, of which $(382) million and $(319) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the nine months ended June 25, 2011. There were no amounts reclassified from AOCI into income for the effective portion of net investment hedges for the nine months ended June 25, 2011.

(d)

Includes gains/(losses) reclassified from AOCI into income for the effective portion of cash flow hedges, of which $109 million and $(29) million were recognized within net sales and cost of sales, respectively, within the Condensed Consolidated Statement of Operations for the nine months ended June 26, 2010. There were no amounts reclassified from AOCI into income for the effective portion of net investment hedges for the nine months ended June 26, 2010.

(e)	Refer to Note 5, “Shareholders’ Equity and Stock-Based Compensation” of this Form 10-Q, which summarizes the activity in AOCI related to derivatives.

Accounts Receivable

The Company has considerable trade receivables outstanding with its third-party cellular network carriers, wholesalers, retailers, value-added resellers, small and mid-sized businesses, and education, enterprise and government customers that are not covered by collateral, third-party financing arrangements or credit insurance. As of June 25, 2011, trade receivables from one customer accounted for 12% of the Company’s total trade receivables. Trade receivables from two of the Company’s customers accounted for 15% and 12% of total trade receivables as of September 25, 2010. The Company’s cellular network carriers accounted for 60% and 64% of trade receivables as of June 25, 2011 and September 25, 2010, respectively.

Additionally, the Company has non-trade receivables from certain of its manufacturing vendors. Vendor non-trade receivables from two of the Company’s vendors accounted for 56% and 22% of total non-trade receivables as of June 25, 2011 and vendor non-trade receivables from two of the Company’s vendors accounted for 57% and 24% of total non-trade receivables as of September 25, 2010.

Note 3 – Condensed Consolidated Financial Statement Details

The following tables summarize the Company’s condensed consolidated financial statement details as of June 25, 2011 and September 25, 2010 (in millions):

Property, Plant and Equipment

	September 30, 2009	September 30, 2009
	June 25, 2011	September 25, 2010
Land and buildings	$2,028	$1,471
Machinery, equipment and internal-use software	5,789	3,589
Office furniture and equipment	172	144
Leasehold improvements	2,359	2,030

Gross property, plant and equipment	10,348	7,234
Accumulated depreciation and amortization	(3,599)	(2,466)

Net property, plant and equipment	$6,749	$4,768

Accrued Expenses

	September 30, 2009	September 30, 2009
	June 25, 2011	September 25, 2010
Accrued warranty and related costs	$1,190	$761
Deferred margin on component sales	1,362	663
Accrued taxes	1,130	524
Accrued compensation and employee benefits	546	436
Accrued marketing and selling expenses	488	396
Other current liabilities	2,881	2,943

Total accrued expenses	$7,597	$5,723

Non-Current Liabilities

	September 30, 2009	September 30, 2009
	June 25, 2011	September 25, 2010
Deferred tax liabilities	$7,331	$4,300
Other non-current liabilities	1,818	1,231

Total other non-current liabilities	$9,149	$5,531

Note 4 – Income Taxes

As of June 25, 2011, the Company recorded gross unrecognized tax benefits of $1.2 billion, of which $534 million, if recognized, would affect the Company’s effective tax rate. As of September 25, 2010, the total amount of gross unrecognized tax benefits was $943 million, of which $404 million, if recognized, would affect the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets. The Company had $266 million and $247 million of gross interest and penalties accrued as of June 25, 2011 and September 25, 2010, respectively, which are classified as other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The following table summarizes the components of total comprehensive income, net of taxes, during the three- and nine-month periods ended June 25, 2011 and June 26, 2010 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net income	$7,308	$3,253	$19,299	$9,705
Other comprehensive income:
Change in unrecognized gains/losses on derivative instruments	112	13	273	41
Change in foreign currency translation	11	(54)	101	(43)
Change in unrealized gains/losses on marketable securities	140	24	61	33

Total comprehensive income	$7,571	$3,236	$19,734	$9,736

The following table summarizes activity in other comprehensive income related to derivatives, net of taxes, held by the Company during the three- and nine-month periods ended June 25, 2011 and June 26, 2010 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Change in fair value of derivatives	$8	$55	$(175)	$91
Adjustment for net gains/losses realized and included in income	104	(42)	448	(50)

Change in unrecognized gains/losses on derivative instruments	$112	$13	$273	$41

The following table summarizes the components of AOCI, net of taxes, as of June 25, 2011 and September 25, 2010 (in millions):

	September 30, 2009	September 30, 2009
	June 25, 2011	September 25, 2010
Net unrealized gains/losses on marketable securities	$232	$171
Net unrecognized gains/losses on derivative instruments	21	(252)
Cumulative foreign currency translation	136	35

Accumulated other comprehensive income/(loss)	$389	$(46)

Equity Awards

A summary of the Company’s RSU activity and related information for the nine months ended June 25, 2011, is as follows (in thousands, except per share amounts):

	September 30,	September 30,	September 30,
	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance at September 25, 2010	13,034	$165.63
RSUs granted	5,232	$296.08
RSUs vested	(4,224)	$166.49
RSUs cancelled	(609)	$183.53

Balance at June 25, 2011	13,433	$215.35	$4,383,924

RSUs that vested during the three- and nine-month periods ended June 25, 2011 had a fair value of $637 million and $1.4 billion, respectively, as of the vesting dates. RSUs that vested during the three- and nine-month periods ended June 26, 2010 had a fair value of $353 million and $990 million, respectively, as of the vesting dates.

A summary of the Company’s stock option activity and related information for the nine months ended June 25, 2011, is as follows (in thousands, except per share amounts and contractual term in years):

	September 30,	September 30,	September 30,	September 30,
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at September 25, 2010	21,725	$90.46
Options granted	1	$342.62
Options cancelled	(149)	$124.71
Options exercised	(7,822)	$63.20

Balance at June 25, 2011	13,755	$105.62	2.54	$3,036,128

Exercisable at June 25, 2011	12,431	$99.59	2.43	$2,818,845
Expected to vest after June 25, 2011	1,324	$162.24	3.57	$217,283

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The aggregate intrinsic value excludes stock options that have a zero or negative intrinsic value. The total intrinsic value of options at the time of exercise was $248 million and $2.1 billion for the three- and nine-month periods ended June 25, 2011, respectively, and $559 million and $1.6 billion for the three- and nine-month periods ended June 26, 2010, respectively.

The Company had approximately 53.6 million shares and 62.7 million shares reserved for future issuance under the Company’s stock plans as of June 25, 2011 and September 25, 2010, respectively. RSUs granted are deducted from the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs granted. Similarly, RSUs cancelled are added back to the shares available for grant under the Company’s stock plans utilizing a factor of two times the number of RSUs cancelled.

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

The Company did not grant any stock options during the three-month periods ended June 25, 2011 and June 26, 2010. The Company granted 1,370 stock options with a weighted-average grant date fair value of $181.13 per share during the nine months ended June 25, 2011 and granted approximately 34,000 stock options with a weighted-average grant date fair value of $108.58 per share during the nine months ended June 26, 2010.

The Company did not assume any stock options during the three- and nine-month periods ended June 25, 2011. During the three- and nine-month periods ended June 26, 2010, the Company assumed 31,000 and 98,000 stock options, respectively, in conjunction with certain business combinations. The weighted-average fair value of stock options assumed during the three- and nine-month periods ended June 26, 2010 was $256.63 and $216.82, respectively.

The weighted-average fair value of stock purchase rights per share was $72.63 and $67.70 during the three- and nine-month periods ended June 25, 2011, respectively, and was $46.82 and $41.98 during the three- and nine-month periods ended June 26, 2010, respectively.

The following table summarizes the stock-based compensation expense included in the Condensed Consolidated Statements of Operations for the three- and nine-month periods ended June 25, 2011 and June 26, 2010 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Cost of sales	$52	$38	$155	$112
Research and development	119	80	336	240
Selling, general and administrative	113	101	379	303

Total stock-based compensation expense	$284	$219	$870	$655

The income tax benefit related to stock-based compensation expense was $113 million and $349 million for the three- and nine-month periods ended June 25, 2011, respectively, and $77 million and $238 million for the three- and nine-month periods ended June 26, 2010, respectively. As of June 25, 2011, the total unrecognized compensation cost related to outstanding stock options and RSUs was $2.3 billion, which the Company expects to recognize over a weighted-average period of 2.8 years.

Employee Benefit Plans

Rule 10b5-1 Trading Plans

During the third quarter of 2011, executive officers Timothy D. Cook, Peter Oppenheimer, D. Bruce Sewell and Jeffrey E. Williams, and directors William V. Campbell and Arthur D. Levinson had trading plans pursuant to Rule 10b5-1(c)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). A trading plan is a written document that pre-establishes the amounts, prices and dates (or a formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s stock, including the exercise and sale of employee stock options and shares acquired pursuant to the Company’s employee stock purchase plan and upon vesting of RSUs.

Note 6 – Commitments and Contingencies

Accrued Warranty and Indemnifications

The following table summarizes changes in the Company’s accrued warranties and related costs for the three- and nine-month periods ended June 25, 2011 and June 26, 2010 (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Beginning accrued warranty and related costs	$1,103	$588	$761	$577
Cost of warranty claims	(288)	(155)	(790)	(427)
Accruals for product warranty	375	157	1,219	440

Ending accrued warranty and related costs	$1,190	$590	$1,190	$590

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of either June 25, 2011 or September 25, 2010.

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

Long-Term Supply Agreements

The Company has entered into long-term agreements to secure the supply of certain inventory components. These agreements generally expire between 2011 and 2022. As of June 25, 2011, the Company had a total of $2.4 billion of inventory component prepayments outstanding, of which $701 million are classified as other current assets and $1.7 billion are classified as other assets in the Condensed Consolidated Balance Sheets. The Company had a total of $956 million of inventory component prepayments outstanding as of September 25, 2010. The Company’s outstanding prepayments will be applied to certain inventory component purchases made during the term of each respective agreement. As of June 25, 2011, the Company had off-balance sheet commitments under long-term supply agreements totaling approximately $1.7 billion to make additional inventory component prepayments and to acquire capital equipment in 2011 and beyond.

Other Off-Balance Sheet Commitments

The Company leases various equipment and facilities, including retail space, under noncancelable operating lease arrangements. The Company does not currently utilize any other off-balance sheet financing arrangements. The major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of June 25, 2011, the Company’s total future minimum lease payments under noncancelable operating leases were $2.7 billion, of which $2.2 billion related to leases for retail space.

Additionally, as of June 25, 2011, the Company had outstanding off-balance sheet commitments for outsourced manufacturing and component purchases of $11.0 billion. Other outstanding obligations were $1.6 billion as of June 25, 2011, and were comprised mainly of commitments to acquire product tooling and manufacturing process equipment and commitments related to advertising, research and development, Internet and telecommunications services and other obligations. These commitments exclude the off-balance sheet commitments under the long-term supply agreements described above.

Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business and have not been fully adjudicated, which are discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Part II Item 1A under the heading “Risk Factors.” In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements of a particular reporting period could be materially adversely affected.

On March 14, 2008, Mirror Worlds, LLC filed an action against the Company alleging that certain of its products infringed on three patents covering technology used to display files. On October 1, 2010, a jury returned a verdict against the Company, and awarded damages of $208 million per patent for each of the three patents asserted. On April 4, 2011, the Judge overturned the verdict in the Company’s favor. Mirror Worlds has appealed the ruling. The Company had not recorded a loss contingency for this action.

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

The Company has certain retail stores that have been designed and built to serve as high-profile venues to promote brand awareness and serve as vehicles for corporate sales and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than the Company’s more typical retail stores. The Company allocates certain operating expenses associated with its high-profile stores to corporate expense to reflect the estimated Company-wide benefit. The allocation of these operating costs to corporate expense is based on the amount incurred for a high-profile store in excess of that incurred by a more typical Company retail location. The Company had opened a total of 16 high-profile stores as of June 25, 2011. Amounts allocated to corporate expense resulting from the operations of high-profile stores were $26 million and $75 million during the three- and nine-month periods ended June 25, 2011, respectively, and $18 million and $54 million during the three- and nine-month periods ended June 26, 2010, respectively.

Summary information by operating segment for the three- and nine-month periods ended June 25, 2011 and June 26, 2010 is as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Americas:
Net sales	$10,126	$6,227	$28,667	$17,312
Operating income	$3,596	$1,997	$10,250	$5,482
Europe:
Net sales	$7,098	$4,160	$20,381	$13,234
Operating income	$3,107	$1,631	$8,414	$5,457
Japan:
Net sales	$1,510	$910	$4,326	$2,580
Operating income	$735	$390	$1,996	$1,185
Asia-Pacific:
Net sales	$6,332	$1,825	$16,062	$5,524
Operating income	$2,782	$841	$6,869	$2,553
Retail:
Net sales	$3,505	$2,578	$10,543	$6,232
Operating income	$828	$593	$2,665	$1,447

A reconciliation of the Company’s segment operating income to the condensed consolidated financial statements for the three- and nine-month periods ended June 25, 2011 and June 26, 2010 is as follows (in millions):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Segment operating income	$11,048	$5,452	$30,194	$16,124
Stock-based compensation expense	(284)	(219)	(870)	(655)
Other corporate expenses, net (a)	(1,385)	(999)	(4,244)	(2,531)

Total operating income	$9,379	$4,234	$25,080	$12,938

(a)

Other corporate expenses include research and development, corporate marketing expenses, manufacturing costs and variances not included in standard costs, and other separately managed general and administrative expenses, including certain corporate expenses associated with support of the Retail segment.

Note 8 – Related Party Transactions and Certain Other Transactions

In 2001, the Company entered into a Reimbursement Agreement with its CEO, Steve Jobs, for the reimbursement of expenses incurred by Mr. Jobs in the operation of his private plane when used for Apple business. The Company did not recognize any expenses pursuant to the Reimbursement Agreement during the three months ended June 25, 2011 and recognized a total of $15,000 in expenses pursuant to the Reimbursement Agreement during the nine months ended June 25, 2011. The Company recognized a total of $12,000 and $155,000 in expenses pursuant to the Reimbursement Agreement during the three- and nine-month periods ended June 26, 2010, respectively. All expenses recognized pursuant to the Reimbursement Agreement have been included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

Executive Overview

The Company designs, manufactures, and markets a range of mobile communication and media devices, personal computers, and portable digital music players, and sells a variety of related software, services, peripherals, networking solutions, and third-party digital content and applications. The Company’s products and services include iPhone®, iPad®, Mac®, iPod®, Apple TV®, a portfolio of consumer and professional software applications, the iOS and Mac OS® X operating systems, iCloud®, and a variety of related accessories, services and support offerings. The Company also sells and delivers third-party digital content and applications through the iTunes Store®, App StoreSM, iBookstoreSM, and Mac App StoreSM. The Company sells its products worldwide through its retail stores, online stores, and direct sales force, as well as through third-party cellular network carriers, wholesalers, retailers, and value-added resellers. In addition, the Company sells a variety of third-party iPhone, iPad, Mac and iPod compatible products, including application software, printers, storage devices, speakers, headphones, and various other accessories and peripherals through its online and retail stores. The Company sells to consumers, small and mid-sized businesses, education, enterprise and government customers.

The Company is committed to bringing the best user experience to its customers through its innovative hardware, software, peripherals, services, and Internet offerings. The Company’s business strategy leverages its unique ability to design and develop its own operating systems, hardware, application software, and services to provide its customers new products and solutions with superior ease-of-use, seamless integration, and innovative industrial design. The Company believes continual investment in research and development is critical to the development and enhancement of innovative products and technologies. In conjunction with its strategy, the Company continues to build and host a robust platform for the discovery and delivery of third-party digital content and applications through the iTunes Store. Within the iTunes Store, the Company has expanded its offerings through the App Store and iBookstore, which allow customers to browse, search for, and purchase third-party applications and books through either a Mac or Windows-based computer or by wirelessly downloading directly to an iPhone, iPad or iPod touch®. In January 2011, the Company opened the Mac App Store allowing customers to easily find, download and install Apple-branded and third-party applications for their Macs. The Company also works to support a community for the development of third-party software and hardware products and digital content that complement the Company’s offerings. Additionally, the Company’s strategy includes expanding its distribution network to effectively reach more customers and provide them with a high-quality sales and post-sales support experience. The Company is therefore uniquely positioned to offer superior and well-integrated digital lifestyle and productivity solutions.

The Company participates in several highly competitive markets, including mobile communications and media devices with its iPhone, iPad and iPod product families; personal computers with its Mac computers; and distribution of third-party digital content and applications through the iTunes Store, App Store, iBookstore, and Mac App Store. While the Company is widely recognized as a leading innovator in the markets where it competes, these markets are highly competitive and subject to aggressive pricing. To remain competitive, the Company believes that increased investment in research and development and marketing and advertising is necessary to maintain or expand its position in the markets where it competes. The Company’s research and development spending is focused on investing in new hardware and software products, and in further developing its existing products, including iPhone, iPad, Mac, and iPod hardware; iOS and Mac OS X operating systems; and a variety of application software and online services. The Company also believes increased investment in marketing and advertising programs is critical to increasing product and brand awareness.

The Company utilizes a variety of direct and indirect distribution channels, including its retail stores, online stores, and direct sales force, and third-party cellular network carriers, wholesalers, retailers, and value-added resellers. The Company believes that sales of its innovative and differentiated products are enhanced by knowledgeable salespersons who can convey the value of the hardware, software, and peripheral integration, demonstrate the unique digital lifestyle solutions that are available on its products, and demonstrate the compatibility of the Mac with the Windows-based platform and networks. The Company further believes providing direct contact with its targeted customers is an effective way to demonstrate the advantages of its products over those of its competitors and providing a high-quality sales and after-sales support experience is critical to attracting new and retaining existing customers. To ensure a high-quality buying experience for its products in which service and education are emphasized, the Company continues to expand and improve its distribution capabilities by expanding the number of its own retail stores worldwide. Additionally, the Company has invested in programs to enhance reseller sales by placing high quality Apple fixtures, merchandising materials and other resources within selected third-party reseller locations. Through the Apple Premium Reseller Program, certain third-party resellers focus on the Apple platform by providing a high level of integration and support services, and product expertise.

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

In June 2011, the Company introduced iCloud, its new cloud service, which stores music, photos, apps, contacts, calendars, and documents and wirelessly pushes them to multiple iOS devices, Macs and PCs. iCloud includes iTunes in the Cloud, Photo Stream, Documents in the Cloud, Contacts, Calendar, Mail, Automatic downloads and purchase history for apps and books, and Backup. Users will be able to sign up for free access to iCloud using an iOS device running iOS 5 or a Mac running Mac OS® X Lion (“Mac OS X Lion”). iCloud is expected to be available in the fall of 2011.

In June 2011, the Company previewed iOS 5, the latest version of its mobile operating system. iOS 5 includes new features such as Notification Center, a way to view and manage notifications in one place; iMessage, a messaging service that allows users to send text messages, photos and videos between iOS devices; and Newsstand, a way to purchase and organize newspaper and magazine subscriptions. iOS 5 is expected to be available in the fall of 2011.

In June 2011, the Company announced Mac OS X Lion, the eighth major release of the Company’s Mac operating system. Mac OS X Lion includes support for new Multi-Touch™ gestures; system-wide support for full screen applications; Mission Control, a way to view everything running on a user’s Mac; the Mac App Store; Launchpad, a new home for a user’s applications; and a redesigned Mail application. Mac OS X Lion was made available in July 2011.

A detailed discussion of the Company’s other products may be found in Part I, Item 1, “Business,” of the Company’s 2010 Form 10-K.

Japan Earthquake and Tsunami

On March 11, 2011, the northeast coast of Japan experienced a severe earthquake followed by a tsunami, with continuing aftershocks. These geological events have caused significant damage in the region, including severe damage to nuclear power plants, and have impacted Japan’s power and other infrastructure as well as its economy. Certain of the Company’s suppliers are located in Japan, and certain of its other suppliers integrate components or use materials manufactured in Japan in the production of its products. To the extent that component production has been affected, the Company has generally obtained alternative sources of supply or implemented other measures. The Company does not currently believe these events will have a material impact on its operations in the fourth quarter of 2011 unless conditions worsen, including, but not limited to, power outages and expansion of evacuation zones around the nuclear power plants.

Beyond the fourth quarter of 2011, uncertainty exists with respect to the availability of electrical power, the damage to nuclear power plants and the impact to other infrastructure. Thus, there is a risk that the Company could in the future experience delays or other constraints in obtaining key components and products and/or price increases related to such components and products that could materially adversely affect the Company’s financial condition and operating results.

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

For multi-element arrangements that include tangible products containing software essential to the tangible product’s functionality, undelivered software elements relating to the tangible product’s essential software, and undelivered non-software services, the Company allocates revenue to all deliverables based on their relative selling prices. In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”) and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

For sales of iPhone, iPad, Apple TV, for sales of iPod touch beginning in June 2010, and for sales of Mac beginning in June 2011, the Company has indicated it may from time-to-time provide future unspecified software upgrades and features free of charge to customers. In June 2011, the Company announced it would provide various non-software services (“the online services”) to owners of qualifying versions of iPhone, iPad, iPod touch and Mac. Because the Company has neither VSOE nor TPE for embedded unspecified software upgrade rights or the online services, revenue is allocated to these rights and services based on the Company’s ESPs. Amounts allocated to the embedded unspecified software upgrade rights and online services are deferred and recognized on a straight-line basis over the estimated lives of each of these devices, which range from 24 to 48 months. The Company’s process for determining ESPs involves management’s judgment. The Company’s process considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change or should future facts and circumstances lead the Company to consider additional factors, the Company’s ESP for software upgrades and online services related to future sales of these devices could change. If the estimated life of one or more of the hardware products should change, the future rate of amortization of the revenue allocated to the software upgrade rights would also change.

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

Legal and Other Contingencies

As discussed in Part II, Item 1 of this Form 10-Q under the heading “Legal Proceedings” and in Note 6, “Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements, the Company is subject to various legal proceedings and claims that arise in the ordinary course of business. The Company records a liability when it is probable that a loss has been incurred and the amount is reasonably estimable. There is significant judgment required in both the probability determination and as to whether an exposure can be reasonably estimated. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements of a particular reporting period could be materially adversely affected.

Net Sales

The following table summarizes net sales by operating segment and net sales and unit sales by product during the three- and nine-month periods ended June 25, 2011 and June 26, 2010 (in millions, except unit sales in thousands and per unit amounts):

	September	September	September	September	September	September
	Three Months Ended			Nine Months Ended
	June 25, 2011	June 26, 2010	Change	June 25, 2011	June 26, 2010	Change
Net Sales by Operating Segment:
Americas net sales	$10,126	$6,227	63%	$28,667	$17,312	66%
Europe net sales	7,098	4,160	71%	20,381	13,234	54%
Japan net sales	1,510	910	66%	4,326	2,580	68%
Asia-Pacific net sales	6,332	1,825	247%	16,062	5,524	191%
Retail net sales	3,505	2,578	36%	10,543	6,232	69%

Total net sales	$28,571	$15,700	82%	$79,979	$44,882	78%

Net Sales by Product:
Desktops (a)	$1,580	$1,301	21%	$4,752	$4,525	5%
Portables (b)	3,525	3,098	14%	10,759	8,084	33%

Total Mac net sales	5,105	4,399	16%	15,511	12,609	23%

iPod	1,325	1,545	(14)%	6,350	6,797	(7)%
Other music related products and services (c)	1,571	1,214	29%	4,636	3,705	25%
iPhone and related products and services (d)	13,311	5,334	150%	36,077	16,357	121%
iPad and related products and services (e)	6,046	2,166	179%	13,490	2,166	523%
Peripherals and other hardware (f)	517	396	31%	1,690	1,337	26%
Software, service and other sales (g)	696	646	8%	2,225	1,911	16%

Total net sales	$28,571	$15,700	82%	$79,979	$44,882	78%

Unit Sales by Product:
Desktops (a)	1,155	1,004	15%	3,391	3,385	0%
Portables (b)	2,792	2,468	13%	8,450	6,392	32%

Total Mac unit sales	3,947	3,472	14%	11,841	9,777	21%

iPod unit sales	7,535	9,406	(20)%	35,998	41,261	(13)%
iPhone unit sales	20,338	8,398	142%	55,220	25,887	113%
iPad unit sales	9,246	3,270	183%	21,271	3,270	550%

(a)	Includes iMac, Mac mini, Mac Pro and Xserve product lines.

(b)	Includes MacBook, MacBook Air and MacBook Pro product lines.

(c)	Includes sales from the iTunes Store, App Store, and iBookstore in addition to sales of iPod services and Apple-branded and third-party iPod accessories.

(d)	Includes revenue recognized from iPhone sales, carrier agreements, services, and Apple-branded and third-party iPhone accessories.

(e)	Includes revenue recognized from iPad sales, services, and Apple-branded and third-party iPad accessories.

(f)	Includes sales of displays, wireless connectivity and networking solutions, and other hardware accessories.

(g)	Includes sales from the Mac App Store in addition to sales of other Apple-branded and third-party Mac software and Mac and Internet services.

Net sales during the third quarter of 2011 and the first nine months of 2011 increased $12.9 billion or 82%, and $35.1 billion or 78%, respectively, compared to the same periods in 2010. Several factors contributed positively to this increase, including the following:

•

Net sales of iPhone and related products and services were $13.3 billion and $36.1 billion in the third quarter of 2011 and first nine months of 2011, respectively, representing increases of 150% and 121% over the same periods in 2010. iPhone handset unit sales totaled 20.3 million and 55.2 million during the third quarter of 2011 and first nine months of 2011, respectively. iPhone unit sales increased 11.9 million or 142% during the third quarter of 2011 and 29.3 million or 113% during the first nine months of 2011 compared to the same periods in 2010. iPhone year-over-year net sales growth reflected strong demand for iPhone 4 in all of the Company’s operating segments. The expanded U.S. distribution of iPhone to the Verizon Wireless network beginning in February 2011 and continued expansion and growth of distribution with existing carriers and resellers also contributed to the year-over-year growth of iPhone. As of June 25, 2011, the Company distributed iPhone in 105 countries through 228 carriers. Net sales of iPhone and related products and services accounted for 47% and 45% of the Company’s total net sales for the third quarter of 2011 and first nine months of 2011, respectively.

•

Net sales of iPad and related products and services, which the Company introduced in the third quarter of 2010, were $6.0 billion in the third quarter of 2011, an increase of 179% over the same period in 2010. Net sales of iPad during the first nine months of 2011 totaled $13.5 billion. Unit sales of iPad were 9.2 million and 21.3 million during the third quarter of 2011 and first nine months of 2011, respectively. The year-over-year unit growth and net sales growth were driven by strong iPad demand in all the Company’s operating segments. The Company distributes iPad through its direct channels, certain cellular network carriers’ distribution channels and certain third-party resellers. The Company distributed iPad in 64 countries as of June 25, 2011. Net sales of iPad and related products and services accounted for 21% and 17% of the Company’s total net sales for the third quarter of 2011 and first nine months of 2011, respectively.

•

Mac net sales increased by $706 million or 16% and $2.9 billion or 23% in the third quarter of 2011 and first nine months of 2011, respectively, compared to the same periods in 2010. Mac unit sales increased by 475,000 or 14% and 2.1 million or 21% in the third quarter of 2011 and first nine months of 2011, respectively, compared to the same periods in 2010. The year-over-year growth in Mac net sales and unit sales was due primarily to higher demand for MacBook Air and MacBook Pro, which were updated in October 2010 and February 2011, respectively, and experienced significant growth in all of the Company’s operating segments. Net sales of the Company’s Macs accounted for 18% and 19% of the Company’s total net sales for the third quarter of 2011 and first nine months of 2011, respectively.

•

Net sales of other music related products and services increased $357 million or 29% and $931 million or 25% during the third quarter of 2011 and first nine months of 2011, respectively, compared to the same periods in 2010. The increases were due primarily to increased net sales from the iTunes Store, which experienced growth in all of the Company’s geographic segments. During the third quarter of 2011 and the first nine months of 2011, the combined net sales for the iTunes Store, App Store and iBookstore were $1.4 billion and $3.9 billion, respectively. The Company believes this continued growth is the result of heightened consumer interest in downloading third-party digital content, continued growth in its customer base of iPhone, iPad and iPod customers, expansion of third-party audio and video content available for sale and rent via the iTunes Store, and continued interest in and growth of the App Store. Net sales of other music related products and services accounted for 5% and 6% of the Company’s total net sales for the third quarter of 2011 and first nine months of 2011, respectively.

Partially offsetting the positive factors contributing to the overall increase in net sales was a decrease in net sales of iPod of $220 million or 14% during the third quarter of 2011 and a decrease of $447 million or 7% during the first nine months of 2011 compared to the same periods in 2010. Similarly, iPod unit sales decreased by 20% and 13% in the third quarter of 2011 and first nine months of 2011, respectively, compared to the same periods in 2010. However, net sales per iPod unit sold increased during the third quarter of 2011 and the first nine months of 2011 compared to the same periods in 2010 due primarily to a shift in iPod product mix toward iPod touch. Net sales of iPod accounted for 5% and 8% of the Company’s total net sales for the third quarter of 2011 and first nine months of 2011, respectively.

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

Americas

Net sales in the Americas segment during the third quarter of 2011 increased $3.9 billion or 63% compared to the same period in 2010. The increase in net sales during the third quarter of 2011 was attributable to increased iPhone revenue driven by expanded U.S. distribution on the Verizon Wireless network beginning in February 2011 and continued growth from existing carriers, the introduction of iPad 2 in March 2011, higher sales of third-party digital content and applications from the iTunes Store and App Store, and increased sales of Macs, partially offset by a decrease in iPod net sales. The Americas segment represented 36% and 40% of the Company’s total net sales in the third quarters of 2011 and 2010, respectively.

During the first nine months of 2011, net sales in the Americas segment increased $11.4 billion or 66% compared to the same period in 2010. The primary contributors to the growth in net sales during the first nine months of 2011 were a significant year-over-year increase in iPhone revenue from carrier expansion, strong sales of the original iPad and iPad 2, and increased sales of Macs, partially offset by a decrease in iPod net sales. Higher sales of third-party digital content and applications from the iTunes Store and App Store also drove higher sales during the first nine months of 2011. The Americas segment represented approximately 36% and 39% of the Company’s total net sales for the first nine months of 2011 and 2010, respectively.

Europe

Net sales in the Europe segment increased $2.9 billion or 71% during the third quarter of 2011 compared to the same period of 2010. The growth in net sales was mainly due to an increase in iPhone revenue attributable to country and carrier expansion, the introduction of iPad 2 in March 2011, higher sales of third-party digital content and applications from the iTunes Store and App Store, and strength in the Euro and British Pound relative to the U.S. dollar. The Europe segment represented 25% and 26% of the Company’s total net sales in the third quarter of 2011 and 2010, respectively.

For the first nine months of 2011, net sales in the Europe segment increased $7.1 billion or 54%, compared to the same period in 2010. The increase in net sales during the first nine months of 2011 was attributable primarily to the continued year-over-year increase in iPhone revenue, strong sales of both the original iPad and iPad 2, increased sales of Macs, and higher sales of third-party digital content and applications from the iTunes Store and App Store, partially offset by a decrease in iPod net sales. The Europe segment represented 26% and 29% of total net sales for the first nine months in 2011 and 2010, respectively.

Japan

Japan’s net sales increased $600 million or 66% during the third quarter of 2011 and increased $1.7 billion or 68% during the first nine months of 2011 compared to the same periods in 2010. The key contributors to Japan’s net sales growth for the third quarter and first nine months of 2011 were increased iPhone revenue, strong sales of both the original iPad and iPad 2, increased sales of Macs, and strength in the Japanese Yen relative to the U.S. dollar. The Japan segment represented 5% of total net sales in the third quarter of 2011 compared to 6% in the year ago quarter, and 5% of total net sales in the first nine months of 2011 compared to 6% in the first nine months of 2010.

The recent earthquakes and tsunami that struck the northeast coast of Japan have created uncertainty regarding general economic and market conditions in Japan. Any significant impact of these events on consumer demand could negatively impact the Company’s net sales in Japan in the future. The Company does not currently believe that the impact of these events will have a material adverse effect on the Company or its results of operations.

Asia-Pacific

Net sales in the Asia Pacific segment increased $4.5 billion or 247% during the third quarter of 2011 and increased $10.5 billion or 191% during the first nine months of 2011 compared to the same periods in 2010. The Company experienced particularly strong year-over-year net sales growth in China, Hong Kong, Korea, and Australia during the third quarter of 2011 and first nine months of 2011. Higher net sales in the Asia Pacific segment were due mainly to the increase in iPhone revenue primarily attributable to new carrier launches, strong sales of both the original iPad and iPad 2, and increased sales of Macs. The Asia Pacific segment represented 22% and 12% of total net sales in the third quarter of 2011 and 2010, respectively, and 20% and 12% of total net sales in the first nine months of 2011 and 2010, respectively.

Retail

Retail segment net sales increased $927 million or 36% during the third quarter of 2011 compared to the same period of 2010. The increase in net sales was driven primarily by strong demand for iPad, a significant year-over-year increase in iPhone sales, and higher sales of Macs. The Company opened four new retail stores during the third quarter of 2011, all of which were international stores, ending the quarter with 327 stores open compared to 293 stores at the end of the third quarter of 2010. With an average of 325 stores and 287 stores open during the third quarter of 2011 and 2010, respectively, average revenue per store increased 20% to $10.8 million in the third quarter of 2011 compared to the third quarter of 2010. The Retail segment represented 12% and 16% of total net sales in the third quarter of 2011 and 2010, respectively.

Retail net sales grew $4.3 billion or 69% during the first nine months of 2011 compared to the same period in 2010 driven primarily by strong sales of both the original iPad and iPad 2, a significant year-over-year increase in iPhone sales, and higher sales of Macs. Average revenue per store increased 48% to $32.6 million for the first nine months of 2011 compared to the same period in 2010. The Retail segment represented 13% and 14% of total net sales for the first nine months of 2011 and 2010, respectively.

The Retail segment reported operating income of $828 million and $593 million during the third quarter of 2011 and the third quarter of 2010, respectively. The Retail segment reported operating income of $2.7 billion during the first nine months of 2011 compared to $1.4 billion during the first nine months of 2010. The year-over-year increase in Retail operating income was primarily attributable to higher overall net sales and a more favorable sales mix toward products with higher gross margin, which resulted in significantly higher average revenue per store during the third quarter and first nine months of 2011 compared to the same periods in 2010.

Expansion of the Retail segment has required and will continue to require a substantial investment in fixed assets and related infrastructure, operating lease commitments, personnel, and other operating expenses. Capital asset purchases associated with the Retail segment since inception totaled $2.5 billion through the third quarter of 2011. As of June 25, 2011, the Retail segment had approximately 30,600 full-time equivalent employees and had outstanding lease commitments associated with retail space and related facilities of $2.2 billion. The Company would incur substantial costs if it were to close multiple retail stores and such costs could adversely affect the Company’s financial condition and operating results.

Gross Margin

Gross margin for the three- and nine-month periods ended June 25, 2011 and June 26, 2010 was as follows (in millions, except gross margin percentages):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net sales	$28,571	$15,700	$79,979	$44,882
Cost of sales	16,649	9,564	47,541	26,710

Gross margin	$11,922	$6,136	$32,438	$18,172

Gross margin percentage	41.7%	39.1%	40.6%	40.5%

The gross margin percentage in the third quarter of 2011 was 41.7%, compared to 39.1% in the third quarter of 2010. This year-over-year increase in gross margin is largely driven by a more favorable sales mix towards products with higher gross margins, primarily iPhone, a weaker U.S. dollar and lower commodity and other manufacturing costs. The gross margin percentage for the first nine months of 2011 was relatively flat at 40.6% compared to 40.5% for the first nine months of 2010.

The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first nine months of 2011, largely due to a higher mix of new and innovative products that have higher cost structures and deliver greater value to customers, and expected and potential future component cost and other cost increases.

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

Operating Expenses

Operating expenses for the three- and nine-month periods ended June 25, 2011 and June 26, 2010, were as follows (in millions, except for percentages):

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Research and development	$628	$464	$1,784	$1,288
Percentage of net sales	2%	3%	2%	3%
Selling, general and administrative	$1,915	$1,438	$5,574	$3,946
Percentage of net sales	7%	9%	7%	9%

Research and Development Expense (“R&D”)

R&D expense increased $164 million or 35% to $628 million during the third quarter of 2011 compared to the same period of 2010, and increased $496 million or 39% to $1.8 billion during the first nine months of 2011 compared to the same period in 2010. These increases were due primarily to an increase in headcount and related expenses to support expanded R&D activities.

Although total R&D expense increased 35% and 39% during the third quarter of 2011 and first nine months of 2011, compared to the same periods in 2010, respectively, it declined slightly as a percentage of net sales, due to the 82% and 78% year-over-year growth in the Company’s net sales during the third quarter and first nine months of 2011, respectively. The Company continues to believe that focused investments in R&D are critical to its future growth and competitive position in the marketplace and are directly related to timely development of new and enhanced products that are central to the Company’s core business strategy. As such, the Company expects to make further investments in R&D to remain competitive.

Selling, General and Administrative Expense (“SG&A”)

SG&A expense increased $477 million or 33% to $1.9 billion during the third quarter of 2011 compared to the same period of 2010, and increased $1.6 billion or 41% to $5.6 billion during the first nine months of 2011 compared to the same period in 2010. These increases were due primarily to the Company’s continued expansion of its Retail segment, increased headcount, higher spending on marketing and advertising programs, and increased variable costs associated with the overall growth of the Company’s net sales.

Other Income and Expense

Total other income and expense increased $114 million or 197% to $172 million during the third quarter of 2011 compared to the same period of 2010, due primarily to lower premium expense on foreign exchange option contracts and higher interest income on larger cash, cash equivalents and marketable securities balances. Total other income and expense increased $193 million or 137% to $334 million during the first nine months of 2011 compared to the same period in 2010, due primarily to higher interest income and net realized gains on sales of marketable securities. The weighted-average interest rate earned by the Company on its cash, cash equivalents and marketable securities was flat at 0.76% during the third quarters of 2011 and 2010.

Provision for Income Taxes

The Company’s effective tax rate for the three- and nine-month periods ended June 25, 2011 was approximately 24%, compared to approximately 24% and 26% for the three- and nine-month periods ended June 26, 2010, respectively. The Company’s effective rates for both periods differ from the statutory federal income tax rate of 35% due primarily to certain undistributed foreign earnings for which no U.S. taxes are provided because such earnings are intended to be indefinitely reinvested outside the U.S. The lower effective tax rate during the first nine months of 2011 compared to the same period in 2010 is due primarily to a higher proportion of foreign earnings and the recognition of a tax benefit as a result of legislation enacted during the first quarter of 2011 retroactively reinstating the research and development tax credit.

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

Liquidity and Capital Resources

The following table summarizes selected financial information and statistics as of June 25, 2011 and September 25, 2010 (in millions):

	September 30,	September 30,
	June 25, 2011	September 25, 2010
Cash, cash equivalents and marketable securities	$76,156	$51,011
Accounts receivable, net	$6,102	$5,510
Inventory	$889	$1,051
Working capital	$20,039	$20,956

As of June 25, 2011, the Company had $76.2 billion in cash, cash equivalents and marketable securities, an increase of $25.1 billion from September 25, 2010. The principal component of this net increase was the cash generated by operating activities of $27.1 billion, which was partially offset by payments for acquisition of property, plant and equipment of $2.6 billion and payments for acquisition of intangible assets of $266 million. The Company believes its existing balances of cash, cash equivalents and marketable securities will be sufficient to satisfy its working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with its existing operations over the next 12 months.

The Company’s marketable securities investment portfolio is invested primarily in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade, primarily rated single-A or better with the objective of minimizing the potential risk of principal loss. As of June 25, 2011 and September 25, 2010, $47.6 billion and $30.8 billion, respectively, of the Company’s cash, cash equivalents and marketable securities were held by foreign subsidiaries and are generally based in U.S. dollar-denominated holdings.

Capital Assets

The Company’s capital expenditures were $3.1 billion during the first nine months of 2011 consisting of approximately $316 million for retail store facilities and $2.8 billion for other capital expenditures, including product tooling and manufacturing process equipment, real estate for the future development of the Company’s second corporate campus, and other corporate facilities and infrastructure. The Company’s actual cash payments for capital expenditures during the first nine months of 2011 were $2.6 billion, of which $315 million relates to retail store facilities.

The Company anticipates utilizing approximately $5.0 billion for capital expenditures during 2011, including approximately $650 million for retail store facilities and approximately $4.35 billion for product tooling and manufacturing process equipment, and corporate facilities and infrastructure, including information systems hardware, software and enhancements.

Historically the Company has opened between 25 and 50 new retail stores per year. During 2011, the Company expects to open about 40 new retail stores, with about 70% expected to be located outside of the U.S.

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

Lease Commitments

The Company’s major facility leases are typically for terms not exceeding 10 years and generally provide renewal options for terms not exceeding five additional years. Leases for retail space are for terms ranging from five to 20 years, the majority of which are for 10 years, and often contain multi-year renewal options. As of June 25, 2011, the Company’s total future minimum lease payments under noncancelable operating leases were $2.7 billion, of which $2.2 billion related to leases for retail space.

Purchase Commitments with Outsourcing Partners and Component Suppliers

The Company utilizes several outsourcing partners to manufacture sub-assemblies for the Company’s products and to perform final assembly and test of finished products. These outsourcing partners acquire components and build product based on demand information supplied by the Company, which typically covers periods ranging from 30 to 150 days. The Company also obtains individual components for its products from a wide variety of individual suppliers. Consistent with industry practice, the Company acquires components through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. As of June 25, 2011, the Company had outstanding off-balance sheet third-party manufacturing commitments and component purchase commitments of $11.0 billion.

The Company has also entered into long-term agreements to secure the supply of certain inventory components. These agreements generally expire between 2011 and 2022. As of June 25, 2011, the Company had off-balance sheet commitments under long-term supply agreements totaling approximately $1.7 billion to make additional inventory component prepayments and to acquire capital equipment in 2011 and beyond.

Other Obligations

Other outstanding obligations were $1.6 billion as of June 25, 2011, and were comprised mainly of commitments to acquire product tooling and manufacturing process equipment, in addition to that noted above under long-term supply agreements, and commitments related to advertising, research and development, Internet and telecommunications services and other obligations.

The Company’s other non-current liabilities in the Condensed Consolidated Balance Sheets consist primarily of deferred tax liabilities, gross unrecognized tax benefits and the related gross interest and penalties. As of June 25, 2011, the Company had non-current deferred tax liabilities of $7.3 billion. Additionally, as of June 25, 2011, the Company had gross unrecognized tax benefits of $1.2 billion and an additional $266 million for gross interest and penalties classified as non-current liabilities. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

On June 27, 2011, the Company, as part of a consortium, participated in the acquisition of Nortel’s patent portfolio for an overall purchase price of $4.5 billion, of which the Company’s contribution will be approximately $2.6 billion. This asset acquisition is subject to approval by various regulatory agencies.

Indemnifications

The Company generally does not indemnify end-users of its operating system and application software against legal claims that the software infringes third-party intellectual property rights. Other agreements entered into by the Company sometimes include indemnification provisions under which the Company could be subject to costs and/or damages in the event of an infringement claim against the Company or an indemnified third-party. However, the Company has not been required to make any significant payments resulting from such an infringement claim asserted against it or an indemnified third-party. In the opinion of management, there was not at least a reasonable possibility the Company may have incurred a material loss with respect to indemnification of end-users of its operating system or application software for infringement of third-party intellectual property rights. The Company did not record a liability for infringement costs related to indemnification as of either June 25, 2011 or September 25, 2010.

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

The Company’s market risk profile has not changed significantly during the first nine months of 2011.

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

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company typically invests in highly rated securities and its policy generally limits the amount of credit exposure to any one issuer. The Company’s investment policy requires investments to generally be investment grade, primarily rated single-A or better with the objective of minimizing the potential risk of principal loss. All highly liquid investments with initial maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable debt and equity securities have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the available-for-sale designations as of each balance sheet date. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Marketable debt securities with maturities 12 months or less are classified as short-term and marketable debt securities with maturities greater than 12 months are classified as long-term. The Company classifies its marketable equity securities, including mutual funds, as either short-term or long-term based on the nature of each security and its availability for use in current operations. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to anticipation of credit deterioration and duration management.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 25, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 25, 2011, the end of the quarterly period covered by this report, the Company was subject to the various legal proceedings and claims discussed below, as well as certain other legal proceedings and claims that have not been fully resolved and that have arisen in the ordinary course of business. In the opinion of management, there was not least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of legal proceedings and claims brought against the Company are subject to significant uncertainty. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements of a particular reporting period could be materially adversely affected. See the risk factors “The Company’s future results could be materially adversely affected if it is found to have infringed on intellectual property rights.” and “Unfavorable results of legal proceedings could materially adversely affect the Company.” in Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors.” The Company settled certain matters during the third quarter of 2011 that did not individually or in the aggregate have a material impact on the Company’s financial condition and results of operations.

In re Apple & ATTM Antitrust Litigation (brought on behalf of named plaintiffs Kliegerman, Holman, Rivello, Smith, Lee, Macasaddu, Morikawa, Scotti and Sesso)

This is a purported class action filed against the Company and AT&T Mobility in the United States District Court for the Northern District of California. The Consolidated Complaint alleges that the Company and AT&T Mobility violated the federal antitrust laws by monopolizing and/or attempting to monopolize the “aftermarket for voice and data services” for the iPhone and that the Company monopolized and/or attempted to monopolize the “aftermarket for software applications for iPhones.” Plaintiffs are seeking unspecified compensatory and punitive damages for the class, treble damages, injunctive relief and attorneys fees. On July 8, 2010 the Court granted in part plaintiffs’ motion for class certification. Following a favorable Supreme Court ruling for AT&T Mobility in its case against Conception, defendants have filed Motions to Compel Arbitration and to Decertify the Class.

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

The Company must order components for its products and build inventory in advance of product announcements and shipments. Consistent with industry practice, components are normally acquired through a combination of purchase orders, supplier contracts, open orders and, where appropriate, inventory component prepayments, in each case based on projected demand. Such purchase commitments typically cover forecasted component and manufacturing requirements for periods ranging from 30 to 150 days. Because the Company’s markets are volatile, competitive and subject to rapid technology and price changes, there is a risk the Company will forecast incorrectly and order or produce excess or insufficient amounts of components or products, or not fully utilize firm purchase commitments. The Company’s financial condition and operating results have been in the past and could be in the future materially adversely affected by the Company’s ability to manage its inventory levels and respond to short-term shifts in customer demand patterns.

Future operating results depend upon the Company’s ability to obtain key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs at favorable prices and in sufficient quantities.

Because the Company currently obtains certain key components including but not limited to microprocessors, enclosures, certain LCDs, certain optical drives, and ASICs, from single or limited sources, the Company is subject to significant supply and pricing risks. Many of these and other key components that are available from multiple sources including but not limited to NAND flash memory, DRAM and certain LCDs, are subject at times to industry-wide shortages and significant commodity pricing fluctuations. The Company has entered into certain agreements for the supply of key components including but not limited to microprocessors, NAND flash memory, DRAM and LCDs with favorable pricing, but there can be no guarantee that the Company will be able to extend or renew these agreements on similar favorable terms, or at all, upon expiration or otherwise obtain favorable pricing in the future. The follow-on effects from the credit crisis on the Company’s key suppliers, referred to in “Economic conditions could materially adversely affect the Company” above, which is incorporated herein by reference, also could affect the Company’s ability to obtain key components. Therefore, the Company remains subject to significant risks of supply shortages and/or price increases that could materially adversely affect the Company’s financial condition and operating results. The Company expects to experience decreases in its gross margin percentage in future periods, as compared to levels achieved during the first nine months of 2011, largely due to a higher mix of new and innovative products that have higher cost structures and deliver greater value to customers, and expected and potential future component cost and other cost increases. For additional information refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Gross Margin,” which is incorporated herein by reference.

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

In management’s opinion there was not at least a reasonable possibility the Company may have incurred a material loss, or a material loss in excess of a recorded accrual, with respect to loss contingencies. However, the outcome of litigation is inherently uncertain. Therefore, although management considers the likelihood of such an outcome to be remote, if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements of a particular reporting period could be materially adversely affected.

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

The Company may be subject to information technology system failures or network disruptions that could damage the Company’s reputation, business operations, and financial conditions.

The Company may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and the Company’s disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could prevent access to the Company’s online stores and services, preclude retail store transactions, compromise Company or customer data, and result in delayed or cancelled orders. System failures and disruptions could also impede the manufacturing and shipping of products, transactions processing and financial reporting.

The Company may be subject to breaches of its information technology systems, which could damage the Company’s reputation, business partner and customer relationships, and access to online stores and services. Such breaches could subject the Company to significant reputational, financial, legal, and operational consequences.

The Company’s business requires it to use and store customer, employee, and business partner personally identifiable information (“PII”). This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. Although malicious attacks to gain access to PII affect many companies across various industries, the Company may be at a relatively greater risk of being targeted because of its high profile and the amount of PII managed.

The Company requires user names and passwords in order to access its information technology systems. The Company also uses encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to Company data or accounts. Third parties may attempt to fraudulently induce employees or customers into disclosing user names, passwords or other sensitive information, which may in turn be used to access the Company’s information technology systems. To help protect customers and the Company, the Company monitors accounts and systems for unusual activity and may freeze accounts under suspicious circumstances, which may result in the delay or loss of customer orders.

The Company devotes significant resources to network security, data encryption, and other security measures to protect its systems and data, but these security measures cannot provide absolute security. The Company may experience a breach of its systems and may be unable to protect sensitive data. Moreover, if a computer security breach affects the Company’s systems or results in the unauthorized release of PII, the Company’s reputation and brand could be materially damaged and use of the Company’s products and services could decrease. The Company would also be exposed to a risk of loss or litigation and possible liability, which could result in a material adverse effect on the Company’s business, results of operations and financial condition.

The Company’s business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding data protection.

The Company is subject to federal, state and international laws relating to the collection, use, retention, security and transfer of PII. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between the Company and its subsidiaries, and among the Company, its subsidiaries and other parties with which the Company has commercial relations. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause the Company to incur substantial costs or require the Company to change its business practices. Noncompliance could result in penalties or significant legal liability.

The Company’s privacy policies and practices concerning the use and disclosure of data are posted on its website. Any failure by the Company, its suppliers or other parties with whom the Company does business to comply with its posted privacy policies or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against the Company by governmental entities or others, which could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company is also subject to payment card association rules and obligations under its contracts with payment card processors. Under these rules and obligations, if information is compromised, the Company could be liable to payment card issuers for the cost of associated expenses and penalties. In addition, if the Company fails to follow payment card industry security standards, even if no customer information is compromised, the Company could incur significant fines or experience a significant increase in payment card transaction costs.

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

Although the Company has not recognized any significant losses to date on its cash, cash equivalents and marketable securities, any significant future declines in their market values could materially adversely affect the Company’s financial condition and operating results. Given the global nature of its business, the Company has investments both domestically and internationally. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, economic and political risk, or other factors. As a result, the value or liquidity of the Company’s cash, cash equivalents and marketable securities could decline and result in a material impairment, which could materially adversely affect the Company’s financial condition and operating results.

The Company is exposed to credit risk on its trade accounts receivable, vendor non-trade receivables and prepayments related to long-term supply agreements. This risk is heightened during periods when economic conditions worsen.

The Company distributes its products through third-party cellular network carriers, wholesalers, retailers and value-added resellers. A substantial majority of the Company’s outstanding trade receivables are not covered by collateral or credit insurance. The Company’s exposure to credit and collectability risk on its trade receivables are increased in certain international markets and its ability to mitigate such risks may be limited. Cellular network carriers accounted for a significant portion of the Company’s trade receivables as of June 25, 2011. The Company also has unsecured vendor non-trade receivables resulting from purchases of components by outsourcing partners and other vendors that manufacture sub-assemblies or assemble final products for the Company. Two vendors accounted for a significant portion of the Company’s non-trade receivables as of June 25, 2011. In addition, the Company has made prepayments associated with long-term supply agreements to secure supply of certain inventory components. While the Company has procedures to monitor and limit exposure to credit risk on its trade and vendor non-trade receivables as well as long-term prepayments, there can be no assurance such procedures will effectively limit its credit risk and avoid losses, which could materially adversely affect the Company’s financial condition and operating results.

Unfavorable results of legal proceedings could materially adversely affect the Company.

The Company is subject to various legal proceedings and claims that have arisen out of the ordinary conduct of its business and are not yet resolved and additional claims may arise in the future. Results of legal proceedings cannot be predicted with certainty. Regardless of merit, litigation may be both time-consuming and disruptive to the Company’s operations and cause significant expense and diversion of management attention. In recognition of these considerations, the Company may enter into material settlements. Although management considers the likelihood of such an outcome to be remote, should the Company fail to prevail in certain matters or if one or more of these legal matters were resolved against the Company in the same reporting period for amounts in excess of management’s expectations, the Company’s condensed consolidated financial statements of a particular reporting period could be materially adversely affected. In such circumstances, the Company may be faced with significant compensatory, punitive or trebled monetary damages, disgorgement of revenues or profits, remedial corporate measures or injunctive relief against it that would materially adversely affect a portion of its business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Index to Exhibits

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	Filing Date/ Period End Date

3.1	Restated Articles of Incorporation, filed with the Secretary of State of the State of California on July 10, 2009.	10-Q	6/27/09

3.2	Bylaws of the Registrant, as amended through April 20, 2011.	10-Q	3/26/11

4.1	Form of Stock Certificate of the Registrant.	10-Q	12/30/06

10.1*	Employee Stock Purchase Plan, as amended through March 8, 2010.	10-Q	3/27/10

10.2*	Form of Indemnification Agreement between the Registrant and each director and executive officer of the Registrant.	10-Q	6/27/09

10.3*	1997 Director Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.4*	2003 Employee Stock Plan, as amended through February 25, 2010.	8-K	3/1/10

10.5*	Reimbursement Agreement dated as of May 25, 2001 by and between the Registrant and Steven P. Jobs.	10-Q	6/29/02

10.6*	Form of Option Agreement.	10-K	9/24/05

10.7*	Form of Restricted Stock Unit Award Agreement effective as of August 28, 2007.	10-K	9/29/07

10.8*	Form of Restricted Stock Unit Award Agreement effective as of November 11, 2008.	10-Q	12/27/08

10.9*	Form of Restricted Stock Unit Award Agreement effective as of November 16, 2010.	10-Q	12/25/10

14.1	Business Conduct Policy of the Registrant dated July 2010.	10-K	9/25/10

31.1**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 20, 2011	APPLE INC.

	By:	/s/ Peter Oppenheimer
Peter Oppenheimer Senior Vice President, Chief Financial Officer